Form 10-K
period 1994-01-29
LIMITED INC
filed 1994-04-25
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  -----------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended January 29, 1994
                          ----------------
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to ______________

                         Commission file number 1-8344
                                                ------

                               THE LIMITED, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                           31-1029810
- - ----------------------------------    -------------------------------
(State or other jurisdiction of           (I.R.S.Employer Identification No.)
incorporation or organization)

Three Limited Parkway, P.O. Box 16000, Columbus, Ohio    43230
- - -----------------------------------------------------  ----------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (614) 479-7000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class            Name of each exchange on which registered
     --------------------------     -----------------------------------------
     Common Stock, $.50 Par Value   The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days.  Yes    X      No
                      ---------    ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
            ---

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 25, 1994: $5,877,912,414.

Number of shares outstanding of the registrant's Common Stock as of March 25, 1994: 357,869,632.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report to shareholders for the fiscal year ended January 29, 1994 are incorporated by reference into Part I and Part II, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 23, 1994 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

General.

          The Limited, Inc., a Delaware corporation (the "Company"), is principally engaged in the purchase, distribution and sale of women's apparel. The Company operates an integrated distribution system which supports the Company's retail activities. These activities are conducted under various trade names through the retail stores and catalogue divisions of the Company. Merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics, and includes regular and special-sized fashion apparel available at various price levels. The Company's merchandise includes shirts, blouses, sweaters, pants, skirts, coats, dresses, lingerie and accessories and, to a lesser degree, men's apparel, children's apparel, fragrances, bed, bath, personal care products and specialty gift items. The Company's wholly-owned credit card bank, World Financial Network National Bank, provides credit services to customers of the retail and catalogue divisions of the Company.

Description of Operations.

          General.
          -------

          As of January 29, 1994, the Company operated twelve retail divisions and one catalogue division (Victoria's Secret Catalogue). The following chart reflects the retail divisions and the number of stores in operation in each division at January 29, 1994 and January 30, 1993.

                                          NUMBER OF STORES
                                      ------------------------
                                      January 29,  January 30,
          RETAIL DIVISION                1994         1993
          ---------------                ----         ----
          Express                         673          640
          Lerner New York                 877          915
          The Limited                     746          759
          Victoria's Secret Stores        570          545
          Lane Bryant                     817          809
          Structure                       394          330
          The Limited Too                 184          185
          Bath & Body Works               194          121
          Abercrombie & Fitch              49           40
          Henri Bendel                      4            4
          Cacique                         108           71
          Penhaligon's                      7            6
                                        -----        -----
          Total                         4,623        4,425
                                        =====        =====

          The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal        Beginning
Year           of Year   Acquired  Opened  Closed     Sold    End of Year
- - ------        ---------  --------  ------  -------  --------  -----------
  1989        3,497      -         296     (65)     (384)/1/  3,344
  1990        3,344      7         456     (47)       -       3,760
  1991        3,760      -         484     (50)       -       4,194
  1992        4,194      -         323     (92)       -       4,425
  1993        4,425      -         322     (124)      -       4,623

- - ------------------
  /1/ This figure represents the sale of the Lerner Woman stores effective April 30, 1989.

          The Company also operates Mast Industries, Inc., a contract manufacturer and apparel importer, and Gryphon Development, Inc. ("Gryphon"). Gryphon creates, develops and contract manufactures most of the bath and personal care products sold by the Company.

          During fiscal year 1993, the Company purchased merchandise from approximately 4,000 suppliers and factories located throughout the world. Approximately 57% of the Company's merchandise is purchased in foreign markets and a portion of merchandise purchased in the domestic market is manufactured overseas. Company records, however, do not allocate between foreign and domestic sources for merchandise purchased domestically. No more than 5% of goods purchased originated from any single manufacturer.

          Most of the merchandise and related materials for the Company's stores is shipped to the Company's distribution centers in the Columbus, Ohio area, where the merchandise is received and inspected. The Company uses common and contract carriers to distribute merchandise and related materials to its stores. The Company's divisions generally have independent distribution capabilities and no division receives priority over any other division. There are no distribution channels between the divisions.

          The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

          The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory and accounts receivable during the Fall and Christmas selling periods. During fiscal year 1993, the highest inventory level approximated $1.167 billion at the November, 1993 month-end and the lowest inventory level approximated $760 million at the January, 1994 month-end.

          Merchandise sales are paid for in cash, personal check or by credit cards issued by the Company's wholly-owned credit card bank, World Financial Network National Bank ("WFNNB"), for customers of Express, Lerner New York, Limited Stores, Lane Bryant, Structure, Victoria's Secret Catalogue and Henri Bendel, as well as credit cards issued by third party banks and other financial institutions. Further information related to WFNNB's loan balances and allowance for uncollectible accounts is contained in Note 3 of the Notes To Consolidated Financial Statements included in The Limited, Inc. 1993 Annual Report to Shareholders, portions of which are annexed hereto as Exhibit 13 (the "1993 Annual Report") and Financial Statement Schedule VIII to this Form 10-K, and is incorporated herein by reference.

          The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

          The following is a brief description of each of the Company's operating divisions, including their respective target markets.

          Express

          Express brings international women's sportswear and accessories with a distinctive European point of view to fashion forward women in a spirited continental store environment.

          Lerner New York

          Lerner New York is a moderate-priced specialty retailer of conventional women's sportswear, ready-to-wear and coats.

          The Limited

          The Limited offers a full range of fashion forward private label sportswear, ready-to-wear and accessories for women.

          Victoria's Secret Stores

          Victoria's Secret Stores offers lingerie, beautiful fragrances and romantic gifts in an atmosphere of "pure indulgence".

          Lane Bryant

          Lane Bryant focuses on sportswear, ready-to-wear, coats and intimate apparel for the fashion-conscious large size woman.

          Victoria's Secret Catalogue

          Victoria's Secret Catalogue sells women's lingerie, sportswear and ready-to-wear via catalogue.

          Structure

          Structure offers a men's sportswear collection with a distinct international flavor. The store environment mixes classic Palladian and modern architectural styles to appeal to men with a good sense of fine design.

          The Limited Too

          The Limited Too offers fashionable casual sportswear for girls wearing sizes 6 to 14.

          Bath & Body Works

          Bath & Body Works provides personal care products for women and men.

          Abercrombie & Fitch Co.

          Abercrombie & Fitch provides spirited traditional sportswear for young-thinking men and women.

          Henri Bendel

          Henri Bendel offers glamorous and sophisticated women's fashions in an exclusive shopping environment.

          Cacique

          Cacique offers fashion lingerie and gifts in an European shopping environment.

          Penhaligon's

          Penhaligon's designs, distributes, wholesales and retails a variety of perfumes, toiletries, grooming accessories and antique silver gifts.

          Additional information about the Company's business, including its revenues and profits for the last three years and the selling square footage and other information about each of the Company's operating divisions, is set forth under the caption "Management's Discussion and Analysis" of the 1993 Annual Report and is incorporated herein by reference.

Competition.

          The sale of apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Design, price and quality are the principal competitive factors in retail store sales. The Company's catalogue divisions compete with numerous national and regional catalogue merchandisers in catalogue sales. Design, price, quality and catalogue presentation are the principal competitive factors in catalogue sales.

          The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail, both through stores and catalogues.

ASSOCIATE RELATIONS.

          On January 29, 1994, the Company employed approximately 97,500 associates, 70,800 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Christmas season.

ITEM 2.   PROPERTIES.

          The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City and Andover, Massachusetts.

          The distribution and shipping facilities owned by the Company consist of seven buildings located in Columbus, Ohio, comprising approximately 5.2 million square feet. The operations of WFNNB are located in two leased facilities in the Columbus area, which, in the aggregate, cover approximately 200,000 square feet.

          Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates between 1994 and 2014 and generally do not have renewal options.

          Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to defray a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance, and taxes are typically paid by tenants.

ITEM 3.      LEGAL PROCEEDINGS.

             Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

             Not applicable.

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

          Set forth below is certain information regarding the executive officers of the Company as of January 29, 1994.

          Leslie H. Wexner, 56, has been Chairman of the Board of Directors of the Company for more than five years and its President and Chief Executive Officer since he founded the Company in 1963.

          Kenneth B. Gilman, 47, was promoted to Vice Chairman and Chief Financial Officer of the Company in June 1993. Mr. Gilman was the Executive Vice President and Chief Financial Officer of the Company for more than five years prior thereto.

          Michael Weiss, 52, was promoted to Vice Chairman of the Company in June 1993. Mr. Weiss was the Chief Executive Officer of the Company's Express division for more than five years prior thereto.

          Bella Wexner, over 65 years of age, has been the Secretary of the Company for more than five years.

          Martin Trust, 59, has been President of Mast Industries, Inc., a wholly-owned subsidiary of the Company, for more than five years.

          Arnold F. Kanarick, 51, has been Executive Vice President and Director of Human Resources since October 1992. Mr. Kanarick was Vice President, Human Resources of Analog Devices, a manufacturer of semiconductors, from 1985 to 1992.

          Wade H. Buff, 59, has been Vice President-Internal Audit for more than five years.

          Alfred S. Dietzel, 62, has been Vice President-Financial and Public Relations of the Company for more than five years.

          Barry Erdos, 50, was promoted to Vice President and Corporate Controller of the Company in August 1993. Mr. Erdos was Executive Vice President and Chief Financial Officer of the Company's Henri Bendel division for more than five years prior thereto.

          Samuel Fried, 42, has been Vice President and General Counsel of the Company since November 1991. Mr. Fried was Vice President and General Counsel of Exide Corporation, a manufacturer of automotive and industrial batteries, from February 1987 to October 1991.

          William K. Gerber, 40, was promoted to Vice President of Finance of the Company in August 1993. Mr. Gerber was Vice President and Corporate Controller of the Company for more than five years prior thereto.

          Patrick C. Hectorne, 41, was promoted to Treasurer of the Company in August 1993. Mr. Hectorne was Assistant Treasurer of the Company for more than five years prior thereto.

          Charles W. Hinson, 57, has been President-Store Planning of the Company for more than five years.

          Timothy B. Lyons, 48, has been Vice President of Taxes of the Company for more than five years.

          Edward Razek, 45, was promoted to Vice President and Director of Marketing of the Company in November 1993. Mr. Razek was the Executive Vice President of Marketing for Limited Stores for more than five years prior thereto.

          George R. Sappenfield, III, 43, was promoted to President-Real Estate
of the Company in July 1993.   Mr. Sappenfield was Vice President-Real Estate
for more than five years prior thereto.

          Bruce A. Soll, 36, has been Vice President of the Company since October 1991. Mr. Soll was Counselor/Director of Policy Planning for the U.S. Department of Commerce from February 1989 to September 1991, Counselor for the Bush-Quayle campaign and Presidential Inaugural Committee from 1988 to 1989 and Director of Finance of President Reagan's Foundation and Library from 1985 to 1988.

          All of the above officers serve at the pleasure of the Board of Directors of the Company.


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          Information regarding markets in which the Company's common stock was traded during fiscal years 1993 and 1992, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal years 1993 and 1992 is set forth under the caption "Market Price and Dividend Information" of the 1993 Annual Report and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

          Selected financial data is set forth under the caption "Financial Summary" of the 1993 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" of the 1993 Annual Report and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1993 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience" and "- Information Concerning the Board of Directors" on pages 1 through 4 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 23, 1994 (the "Proxy Statement")and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in part I. Information regarding family relationships is set forth under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES" on page 13 of the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

          Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 6 through 8 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Information regarding the security ownership of certain beneficial owners and management is set forth under the caption "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" on pages 4 and 5 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information regarding certain relationships and related transactions is set forth under the caption "ELECTION OF DIRECTORS - Business Experience" on pages 2 and 3 of the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON  FORM 8-K.

  (a)(1)  List of Financial Statements.
          ----------------------------

          The following consolidated financial statements of The Limited, Inc. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

          Consolidated Statements of Income for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992.

          Consolidated Balance Sheets as of January 29, 1994
            and January 30, 1993.
          Consolidated Statements of Shareholders' Equity for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992.
          Consolidated Statements of Cash Flows for the fiscal years ended January 29, 1994, January 30, 1993 and February 1, 1992.
          Notes to Consolidated Financial Statements.
          Report of Independent Accountants.

  (a)(2)  List of Financial Statement Schedules.
          -------------------------------------

          The following consolidated financial statement schedules of The Limited, Inc. and subsidiaries are filed as part of this report pursuant to ITEM 14(d):

      V.  Property, Plant and Equipment.
     VI. Accumulated Depreciation and Amortization of Property, Plant and Equipment.
   VIII.  Valuation and Qualifying Accounts.
     IX.  Short-term Borrowings.

          All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material. Columns omitted from schedules filed have been omitted because the information is not applicable.

(a)(3)    List of Exhibits.
          ----------------

3.   Articles of Incorporation and Bylaws.

     3.1. Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1988.

     3.2.  Restated Bylaws of the Company incorporated by reference to
           Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991 (the "1990 Form 10-K").

4.   Instruments Defining the Rights of Security Holders.

     4.1. Copy of the form of Global Security representing the Company's 7 1/2% Debentures due 2023, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 4, 1993.

     4.2. $900,000,000 Credit Agreement dated as of August 30, 1990 (the "Credit Agreement") among the Company, Morgan Guaranty Trust Company of New York and certain other banks (collectively, the "Banks"), incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 1990, as amended by Amendment No. 1 dated as of December 4, 1992, incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992.

     4.3. $280,000,000 Credit Agreement dated as of December 4, 1992 among the World Financial Network National Bank, the Company, the Banks and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992.

     4.4. Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated March 21, 1989.

     4.5. Copy of the form of Global Security representing the Company's 8 7/8% Notes due August 15, 1999, incorporated by reference to
           Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 14, 1989.

     4.6. Copy of the form of Global Security representing the Company's 9 1/8% Notes due February 1, 2001, incorporated by reference to
           Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 6, 1991.

     4.7. Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3

           (File no. 33-53366) originally filed with the Securities and Exchange Commission (the "Commission") on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the "1993 Form S-3").

     4.8. Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant
           Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

     The Company undertakes to furnish to the Commission, upon request, a copy of each instrument defining the rights of holders of certain privately placed long-term debt securities aggregating $100,000,000 of the Company not filed herewith. The total amount of debt securities issued under such instruments does not exceed 10% of the total consolidated assets of the Company.

 10. Material Contracts.

     10.1. The Restated 1981 Stock Option Plan of The Limited, Inc., incorporated by reference to Exhibit 28(b) to the Company's Registration Statement on Form S-8 (File No. 33-18533) (the "Form S-8").

     10.2. The 1987 Stock Option Plan of The Limited, Inc., incorporated by reference to Exhibit 28(a) to the Form S-8.

     10.3. Officers' Benefits Plan incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the "1988 Form 10-K").

     10.4. The Limited Deferred Compensation Plan incorporated by reference to Exhibit 10.4 to the 1990 Form 10-K.

     10.5. Form of Indemnification Agreement between the Company and the directors and officers of the Company, incorporated by reference to Exhibit A to the Company's definitive proxy statement dated April 18, 1988 for the Company's 1988 Annual Meeting of Shareholders held May 23, 1988.

     10.6. Schedule of directors and officers who became parties to Indemnification Agreements effective May 23, 1988, incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 1988.

     10.7. Supplemental schedule of officer who became a party to an Indemnification Agreement effective May 23, 1988 incorporated by reference to Exhibit 10.7 to the 1988 Form 10-K.

     10.8. Supplemental schedule of directors and officers who became parties to Indemnification Agreements incorporated by reference to Exhibit 19.1 to the

           Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1992.

     10.9. Supplemental schedule of officer who became party to an Indemnification Agreement effective November 16, 1992.

     10.10 Supplemental schedule of officer who became party to an Indemnification Agreement effective June 3, 1993, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended July 31, 1993.

     10.11 The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 33-49871).

 11. Statement re Computation of Per Share Earnings.

 12. Statement re Computation of Ratio of Earnings to Fixed Charges.

 13. Excerpts from the 1993 Annual Report to Shareholders.

 22. Subsidiaries of the Registrant.

 23. Consent of Independent Accountants.

 24. Powers of Attorney.

 99.  Annual Report of The Limited, Inc. Savings and Retirement Plan.

 (b)   Reports on Form 8-K.
       -------------------

       No reports on Form 8-K were filed during the fourth quarter of fiscal year 1993.

 (c)   Exhibits.
       --------

       The exhibits to this report are listed in section (a)(3) of Item 14 above.

 (d)   Financial Statement Schedules.
       -----------------------------

       The financial statement schedules filed with this report are listed in section (a)(2) of Item 14 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April __, 1994

                                    THE LIMITED, INC.
                                    (registrant)



                                    By /s/ KENNETH B. GILMAN
                                      -------------------------------
                                     Kenneth B. Gilman,
                                     Vice Chairman and
                                     Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April __, 1994:

     Signature                         Title
     ---------                         -----

/s/ LESLIE H. WEXNER*                  Chairman of the Board of Directors,
- - ----------------------------
Leslie H. Wexner                       President and Chief Executive Officer


/s/ KENNETH B. GILMAN                  Director, Vice Chairman,
- - ----------------------------
Kenneth B. Gilman                      Chief Financial Officer and
                                       Principal Accounting Officer


/s/ MICHAEL A. WEISS *                 Director and Vice Chairman
- - -----------------------------
Michael A. Weiss

/s/BELLA WEXNER*                       Director
- - -----------------------------
Bella Wexner

/s/ MARTIN TRUST*                      Director
- - -----------------------------
Martin Trust

/s/ E. GORDON GEE*                     Director
- - -----------------------------
E. Gordon Gee

/s/ THOMAS G. HOPKINS*                 Director
- - -----------------------------
Thomas G. Hopkins

/s/ DAVID T. KOLLAT*                   Director
- - -----------------------------
David T. Kollat

/s/ CLAUDINE MALONE*                   Director
- - -----------------------------
Claudine Malone

/s/ JOHN K. PFAHL*                     Director
- - -----------------------------
John K. Pfahl

/s/ DONALD B. SHACKELFORD*             Director
- - -----------------------------
Donald B. Shackelford

/s/ ALLAN R. TESSLER*                  Director
- - -----------------------------
Allan R. Tessler

/s/ RAYMOND ZIMMERMAN*                 Director
- - -----------------------------
Raymond Zimmerman



*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.



By /s/ KENNETH B. GILMAN
  ---------------------------
  Kenneth B. Gilman
  Attorney-in-fact

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                                ----------------



                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


                                ----------------



                               THE LIMITED, INC.
             (exact name of registrant as specified in its charter)


                                ----------------


                         FINANCIAL STATEMENT SCHEDULES

                                ----------------



================================================================================

(LOGO OF COOPERS & LYBRAND
      APPEARS HERE)

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
The Limited, Inc.

We have audited the consolidated financial statements of The Limited, Inc. and Subsidiaries as of January 29, 1994, and January 30, 1993, and for each of the three fiscal years in the period ended January 29, 1994, which financial statements are included on pages 72 through 84 of the 1993 Annual Report to Shareholders of The Limited, Inc. and incorporated by reference herein. We have also audited the financial statement schedules for each of the three fiscal years in the period ended January 29, 1994, listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Limited, Inc. and Subsidiaries as of January 29, 1994 and January 30, 1993, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules for each of the three fiscal years in the period ended January 29, 1994 referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                       /s/ Coopers & Lybrand

                                                           COOPERS & LYBRAND

Columbus, Ohio
February 14, 1994

                                                                      Schedule V
                                                                      ----------
                       THE LIMITED, INC. AND SUBSIDIARIES
                         PROPERTY, PLANT AND EQUIPMENT
                  FOR THE FISCAL YEARS ENDED JANUARY 29, 1994,
                     JANUARY 30, 1993 AND FEBRUARY 1, 1992
                                 (IN THOUSANDS)


                                               Balance at                                 Balance at
                                              Beginning of    Additions    Retirements      end of
                                               Fiscal year     at Cost      and Sales     Fiscal Year
                                              ------------    ---------    -----------    -----------
Fiscal year ended January 29, 1994
     Land, buildings and improvements          $  512,283      $ 23,705     $  24,990      $  510,998
     Furniture, fixtures and equipment          1,476,081       230,536       135,049       1,571,568
     Leaseholds and improvements                  677,115        33,902       204,759         506,258
     Construction in progress                      55,491         7,660        13,778          49,373
                                               ----------      --------     ---------      ----------

                                               $2,720,970      $295,803     $ 378,576      $2,638,197
                                               ==========      ========     =========      ==========

Fiscal year ended January 30, 1993
     Land, buildings and improvements          $  358,501      $153,795     $      13      $  512,283
     Furniture, fixtures and equipment          1,225,293       314,110        63,322       1,476,081
     Leaseholds and improvements                  716,974        60,200       100,059         677,115
     Construction in progress                     154,966       (98,560)          915          55,491
                                               ----------      --------      --------       ---------

                                               $2,455,734      $429,545     $ 164,309      $2,720,970
                                               ==========      ========      ========      ==========

Fiscal year ended February 1, 1992
     Land, buildings and improvements          $  237,466      $121,158     $     123      $  358,501
     Furniture, fixtures and equipment            982,397       314,190        71,294       1,225,293
     Leaseholds and improvements                  643,177       116,658        42,861         716,974
     Construction in progress                     185,019       (28,924)        1,129         154,966
                                               ----------      --------      --------       ---------

                                               $2,048,059      $523,082      $115,407      $2,455,734
                                               ==========      ========      ========      ==========

                                                                     Schedule VI
                                                                     -----------
                       THE LIMITED, INC. AND SUBSIDIARIES
                  ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                         PROPERTY, PLANT AND EQUIPMENT
                  FOR THE FISCAL YEARS ENDED JANUARY 29 1994,
                     JANUARY 30, 1993 AND FEBRUARY 1, 1992
                                 (IN THOUSANDS)



                                              Balance at                                  Balance at
                                             Beginning of     Additions     Retirements     end of
                                              Fiscal year      at Cost       and Sales    Fiscal Year
                                             ------------     ---------     -----------   -----------
Fiscal year ended January 29, 1994
     Land, buildings and improvements          $ 62,811        $ 19,219       $  7,692      $ 74,338
     Furniture, fixtures and equipment          541,520         178,121         66,036       653,605
     Leaseholds and improvements                302,691          60,444        119,469       243,666
                                             ------------     ---------     -----------   -----------

                                               $907,022        $257,784       $193,197      $971,609
                                             ============     =========     ===========   ===========

Fiscal year ended January 30, 1993
     Land, buildings and improvements          $ 47,617        $ 15,205       $     11      $ 62,811
     Furniture, fixtures and equipment          458,079         141,215         57,774       541,520
     Leaseholds and improvements                292,954          80,480         70,743       302,691
                                             ------------     ---------     -----------   -----------

                                               $798,650        $236,900       $128,528      $907,022
                                             ============     =========     ===========   ===========

Fiscal year ended February 1, 1992
     Land, buildings and improvements          $ 35,302        $ 12,315       $    -        $ 47,617
     Furniture, fixtures and equipment          363,189         137,897         43,007       458,079
     Leaseholds and improvements                254,495          70,252         31,793       292,954
                                             ------------     ---------     -----------   ------------

                                               $652,986        $220,464       $ 74,800      $798,650
                                             ============     =========     ===========   ============

                                                                   Schedule VIII
                                                                   -------------
                       THE LIMITED, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEARS ENDED JANUARY 29, 1994,
                     JANUARY 30, 1993 AND FEBRUARY 1, 1992
                                 (IN THOUSANDS)





                                              Balance at     Charged to   Charged to                  Balance at
                                            Beginning  of     Costs and     Other                       End of
                                             Fiscal Year       Expenses    Accounts    Deductions     Fiscal Year
                                           ----------------  -----------  -----------  -----------   -------------

ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Fiscal year ended January 29, 1994              $24,973         50,803         -         40,879(A)     34,897
                                           ================  ===========  ===========  ===========   =============

Fiscal year ended January 30, 1993              $24,678         40,026         -         39,731(A)     24,973
                                           ================  ===========  ===========  ============  =============

Fiscal year ended February 1, 1992              $24,167         50,609       (11)        50,087(A)     24,678
                                           ================  ===========  ===========  ============  =============


(A) - Write-offs, net of recoveries

                                                                     Schedule IX
                                                                     -----------
                       THE LIMITED, INC. AND SUBSIDIARIES
                             SHORT-TERM BORROWINGS
                  FOR THE FISCAL YEARS ENDED JANUARY 29, 1994,
                     JANUARY 30, 1993 AND FEBRUARY 1, 1992
                                 (IN THOUSANDS)


                                                                    Maximum       Average        Weighted
                                                       Weighted      Amount       Amount         Average
                                             Balance    Average   Outstanding   Outstanding   Interest rate
        Category of Aggregate               at End of  Interest   During the    During the      During the
        Short-term Borrowings                Period      Rate       Period       Period(1)      Period (2)
- - ----------------------------------        -----------  --------   -----------   -----------   --------------
Fiscal year ended January 29, 199
     Commercial paper                             -         -      $294,300      $102,192          3.18%
     Certificates of deposit               $ 15,700      3.44%     $ 19,100      $ 12,745          3.51%

Fiscal year ended January 30, 1993
     Commercial paper                      $ 29,439      3.11%     $851,031      $592,210          3.64%
     Certificates of deposit               $ 12,200      3.65%     $ 14,100      $  1,513          4.19%

Fiscal year ended February 1, 1992
     Commercial paper                      $363,758      4.05%     $794,035      $486,170          5.77%

(1) The average amount outstanding during the period was computed by dividing the sum of the daily principal balances by the number of days outstanding.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the related average short-term borrowings outstanding.

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.        Document
- - -----------        ------------------------------------------------

        11         Statement re Computation of
                   Per Share Earnings.

        12         Statement re Computation of Ratio of
                   Earnings to Fixed Charges.

        13         Excerpts from the 1993 Annual Report to Shareholders.

        21         Subsidiaries of the Registrant

        23         Consent of Independent Accountants.

        24         Powers of Attorney.

        99         Annual Report of The Limited, Inc. Savings and
                   Retirement Plan.