Form 10-K/A
period 1994-01-29
LIMITED INC
filed 1994-04-28
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                  -----------

                                   FORM 10-K/A

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

Date:  April 25, 1994

                                    THE LIMITED, INC.
                                    (registrant)



                                    By /s/ KENNETH B. GILMAN
                                      -------------------------------
                                     Kenneth B. Gilman,
                                     Vice Chairman and
                                     Chief Financial Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 1994:

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