Form 10-Q
period 1994-04-30
LIMITED INC
filed 1994-06-13
CIK 701985

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                     __________________________________


                                  FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994
                               --------------

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________



                        Commission file number 1-8344
                                               ------



                              THE LIMITED, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)



          Delaware                                     31-1029810
- -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)




          Three Limited Parkway, P.O. Box 16000, Columbus, OH 43230
          ---------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code        (614)   479-7000
                                                  ------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                     Outstanding at May 27, 1994
- -------------------------------                      ---------------------------
Common Stock, $.50 Par Value                              358,027,713  Shares

                              THE LIMITED, INC.
                              TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I. Financial Information

 Item 1.  Financial Statements
    Consolidated Statements of Income
     Thirteen Weeks Ended
       April 30, 1994 and May 1, 1993...............................        3

   Consolidated Balance Sheets
       April 30, 1994 and January 29, 1994..........................        4

   Consolidated Statements of Cash Flows
     Thirteen Weeks Ended
       April 30, 1994 and May 1, 1993...............................        5

   Notes to Consolidated Financial Statements.......................        6

 Item 2.  Management's Discussion and Analysis of
           Results of Operations and Financial Condition............       10


Part II  Other Information

 Item 4.  Submission of Matters to a Vote of Security
           Holders..................................................       15

 Item 6.  Exhibits and Reports on Form 8-K..........................       15

                       PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                     THE LIMITED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    (Thousands except per share amounts)

                                 (Unaudited)

                                      Thirteen Weeks Ended
                                     -----------------------
                                      April 30,     May 1,
                                        1994         1993
                                     ----------   ----------

NET SALES                            $1,481,628   $1,518,561

  Cost of Goods Sold, Occupancy and
   Buying Costs                       1,096,697    1,137,834
                                     ----------   ----------

GROSS INCOME                            384,931      380,727

  General, Administrative and Store
   Operating Expenses                   293,761      295,238
                                     ----------   ----------

OPERATING INCOME                         91,170       85,489

  Interest Expense                      (14,670)     (14,988)

  Other Income, net                       2,776        1,724
                                     ----------   ----------


INCOME BEFORE INCOME TAXES               79,276       72,225

  Provision for Income Taxes             32,000       28,000
                                     ----------   ----------

NET INCOME                           $   47,276   $   44,225
                                     ==========   ==========

NET INCOME PER SHARE                       $.13         $.12
                                     ==========   ==========

DIVIDENDS PER SHARE                        $.09         $.09
                                     ==========   ==========

WEIGHTED AVERAGE SHARES
 OUTSTANDING                            358,563      364,054
                                     ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     THE LIMITED, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 (Thousands)

                                        April 30,   January 29,
             ASSETS                       1994          1994
             ------                     ---------   -----------
                                       (Unaudited)

CURRENT ASSETS:
  Cash and Equivalents                 $  159,115    $  320,558
  Accounts Receivable                   1,066,876     1,056,911
  Inventories                             803,437       733,700
  Other                                   106,433       109,456
                                       ----------    ----------

TOTAL CURRENT ASSETS                    2,135,861     2,220,625

PROPERTY AND EQUIPMENT, NET             1,668,066     1,666,588

OTHER ASSETS                              245,739       247,892
                                       ----------    ----------

TOTAL ASSETS                           $4,049,666    $4,135,105
                                       ==========    ==========

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                     $  235,376    $  250,363
  Accrued Expenses                        333,755       347,892
  Certificates of Deposit                  17,100        15,700
  Income Taxes                             27,657        93,489
                                       ----------    ----------

TOTAL CURRENT LIABILITIES                 613,888       707,444

LONG-TERM DEBT                            650,000       650,000

DEFERRED INCOME TAXES                     265,566       275,101

OTHER LONG-TERM LIABILITIES                60,990        61,267

SHAREHOLDERS' EQUITY:
  Common Stock                            189,727       189,727
  Paid-in Capital                         129,638       128,906
  Retained Earnings                     2,412,179     2,397,112
                                       ----------    ----------

                                        2,731,544     2,715,745

  Less Treasury Stock, at cost           (272,322)     (274,452)
                                       ----------    ----------

TOTAL SHAREHOLDERS' EQUITY              2,459,222     2,441,293
                                       ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
 EQUITY                                $4,049,666    $4,135,105
                                       ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     THE LIMITED, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (Thousands)

                                 (Unaudited)

                                                       Thirteen Weeks Ended
                                                       --------------------
                                                       April 30,    May 1,
                                                          1994       1993
                                                       ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                           $  47,276  $  44,225

  Impact of other operating activities on cash flows:
    Depreciation and amortization                         67,978     68,468
    Changes in assets and liabilities:
      Accounts receivable                                 (9,965)    (5,139)
      Inventory                                          (69,737)   (70,304)
      Accounts payable and accrued expenses              (29,124)    23,313
      Income taxes                                       (65,832)   (77,794)
      Other assets and liabilities                        (5,987)   (15,727)
                                                       ---------  ---------

NET CASH USED FOR OPERATING ACTIVITIES                   (65,391)   (32,958)
                                                       ---------  ---------

CASH USED FOR INVESTING ACTIVITIES
  Capital expenditures                                   (68,105)   (56,540)
                                                       ---------  ---------

FINANCING ACTIVITIES:
  Net  proceeds (repayments) of commercial paper
   borrowings and certificates of deposits                 1,400   (110,509)
  Proceeds from issuance of unsecured notes                    -    250,000
  Dividends paid                                         (32,209)   (32,643)
  Stock options and other                                  2,862      1,946
                                                       ---------  ---------

NET CASH (USED FOR) PROVIDED BY FINANCING
 ACTIVITIES                                              (27,947)   108,794
                                                       ---------  ---------

NET (DECREASE) INCREASE IN CASH AND
 EQUIVALENTS                                            (161,443)    19,296
  Cash and equivalents, beginning of year                320,558     41,235
                                                       ---------  ---------

CASH AND EQUIVALENTS, END OF PERIOD                    $ 159,115  $  60,531
                                                       =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                     THE LIMITED, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of The Limited, Inc. (the "Company") and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation.

     Investments in other entities (including joint ventures) which are more than 20 percent owned are accounted for on the equity method.

     The consolidated financial statements as of and for the periods ended April 30, 1994 and May 1, 1993 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1993 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of and for the thirteen week periods ended April 30, 1994 and May 1, 1993 included herein have been reviewed by the independent accounting firm of Coopers & Lybrand and the report of such firm follows the notes to consolidated financial statements.

2.   INVENTORIES

     The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Valuation of finished goods inventories is based principally upon the lower of average cost or market determined on a first-in, first-out basis utilizing the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

3.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the first quarter of 1994 and 1993 approximated $98.2 million and $106.3 million.

     The Internal Revenue Service has issued a notice of deficiency to the Company for additional taxes and interest for 1989 and 1990. The IRS notice was based primarily on the treatment of transactions involving the Company's foreign operations and construction allowances. The Company strongly disagrees with the IRS position and intends to vigorously contest the matter. This matter will not have a material adverse effect on the Company's results of operations or financial condition.

4.   FINANCING ARRANGEMENTS

     Long-term debt consisted of ($000):

                                          April 30,  January 29,
                                            1994        1994
                                          ---------  -----------

     7 1/2% Debentures due March, 2023     $250,000     $250,000
     7.80% Notes due May, 2002              150,000      150,000
     9 1/8% Notes due February, 2001        150,000      150,000
     8 7/8% Notes due August, 1999          100,000      100,000
                                           --------     --------

                                           $650,000     $650,000
                                           ========     ========

     Effective April 28, 1994, the Company amended its two revolving credit agreements (the "Agreements") totaling $840 million. One Agreement provides the Company available borrowings of up to $490 million. The other Agreement provides World Financial Network National Bank, a wholly-owned consolidated subsidiary, available borrowings of up to $350 million. Borrowings outstanding under the Agreements are due December 4, 1996. However, the revolving terms of each of the Agreements may be extended an additional two years upon notification by the Company at least 60 days prior to December 4, 1996, subject to the approval of the lending banks. Both Agreements have similar borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Aggregate commitment and facility fees for the Agreements approximate 0.11% of the total commitment. The Agreements place restrictions on the amount of the Company's working capital, debt and net worth. No amounts were outstanding under the Agreements at April 30, 1994.

     The Agreements support the Company's commercial paper program which funds working capital and other general corporate requirements. No commercial paper was outstanding at April 30, 1994.

     Under the Company's shelf registration statement, up to $250 million of debt securities and warrants to purchase debt securities may be issued.

     All long-term debt outstanding at April 30, 1994 and January 29, 1994 is unsecured.

     Interest paid during the first quarter of 1994 and 1993 approximated $18.6 million and $10.8 million.

5.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of ($000):

                                                   April 30,   January 29,
                                                     1994          1994
                                                   ---------   -----------

     Property and equipment, at cost             $ 2,675,885    $2,638,197
     Accumulated depreciation and amortization    (1,007,819)     (971,609)
                                                 -----------    ----------

     Property and equipment, net                 $ 1,668,066    $1,666,588
                                                 ===========    ==========

6.   SPECIAL AND NONRECURRING ITEMS

     During the third quarter of 1993, the Company approved a plan which includes the following components: the sale of a 60% interest in the Brylane mail order business; the acceleration of store remodeling, downsizing and closing program at the Limited Stores and Lerner divisions; and the refocusing of the merchandise strategy at the Henri Bendel division.

     The remodeling, downsizing and closing program includes approximately 360 Limited and Lerner stores and is expected to be completed by the end of 1995. The Company had closed approximately 80 of these stores and remodeled approximately 60 of these stores as of April 30, 1994.

     The net impact of the plan is anticipated to be immaterial to future operations.

[LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]



Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549


We are aware that our report dated June 3, 1994, on our review of the interim consolidated financial information of The Limited, Inc. and Subsidiaries for the thirteen-week period ended April 30, 1994 and included in this Form 10-Q is incorporated by reference in the Company's registration statements on Form S-8, Registration Nos. 33-18533, 33-25005, 2-92277, 33-24829, 33-24507, 33-
24828, 2-95788, 2-88919, 33-24518, 33-6965, 33-14049, 33-22844, 33-44041, 33-
49871, and the registration statements on Form S-3, Registration Nos. 33-20788, 33-31540, 33-43832, and 33-53366. Pursuant to Rule 436(c) under the
Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.



                                                        COOPERS & LYBRAND



Columbus, Ohio
June 8, 1994

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the first quarter of 1994 grew to $1.482 billion, an increase of 6% from $1.403 billion a year ago (excluding Brylane sales). Net income of $47.3 million increased 7% from last year's $44.2 million, and earnings per share were $0.13 versus $0.12 last year. This increase was largely due to store-for-store sales gains of 18% at the non-women's apparel businesses.

Divisional highlights include the following:

     Victoria's Secret Stores turned in an excellent quarter and produced a significant increase in operating income.

     Victoria's Secret Catalogue produced the highest first quarter operating income dollars in their history.

     Structure had their best first quarter ever in terms of sales, operating income and operating income as a percentage of sales.

     Bath & Body Works had record profitability in the first quarter, and the Company's largest increase in comparable store sales and operating income rate.


The women's apparel businesses (Express, Lerner, Limited Stores, Lane Bryant and Henri Bendel) were considerably less price promotional this quarter than in the past. Management believes that, as a consequence, the women's apparel businesses (other than Lane Bryant) produced lower sales than last year.

Financial Summary
- -----------------

The following summarized financial data compares the thirteen week period ended April 30, 1994 to the comparable period for 1993:

                                                                       % Change
                                    First Quarter    First Quarter    From Prior
                                         1994            1993            Year
                                    -------------    -------------    ----------

Retail Sales (millions)                $ 1,360         $ 1,298             5%
Catalogue Sales (millions)                 122             221           (45%)
                                    -------------    -------------    ----------

Total Net Sales (millions)             $ 1,482         $ 1,519            (2%)
                                    =============    =============    ==========

Change in Comparable Store
 Store Sales                                0%             (3%)

Retail Sales Increase
  Attributable to New and
   Remodeled Stores                         5%              9%

Retail Sales per Average Selling
 Square Foot                            $55.53          $56.39            (2%)

Retail Sales per Average Store
 (thousands)                           $   294         $   292             1%

Average Store Size at End
 of Quarter (square feet)                5,291           5,198             2%

Retail Selling Square Feet
 (thousands)                            24,555          23,167             6%

Number of Stores:
Beginning of Year                        4,623           4,425
  Opened                                    50              58
  Closed                                   (32)            (26)
                                    -------------    -------------

End of First Quarter                     4,641           4,457
                                    =============    =============

Net Sales
- ---------

Retail sales for the first quarter of 1994 increased 5% over the first quarter of 1993 primarily as a result of the net addition of 184 new stores and the remodeling of 44 stores representing an increase of 1.388 million selling square feet. However, average sales productivity for the quarter declined slightly to $55.53 per square foot.

Catalogue sales decreased 45% in the first quarter, due to Brylane sales being excluded in the first quarter of 1994. Had the first quarter of 1993 excluded Brylane, catalogue sales would have increased 16% as the number of books mailed increased significantly and average demand per book also increased slightly.

                                  # of Stores              Selling Sq. Ft. (000's)
                           -----------------------------     -----------------------------
                                                  Change                            Change
                                                   From                              From
                           April 30,   May 1,      Prior     April 30,    May 1,     Prior
                             1994       1993      Period       1994        1993     Period
                           ---------   ------     ------     ---------    ------    ------
Express                       682        644        38        3,985       3,515       470
Lerner New York               871        906       (35)       6,761       6,945      (184)
The Limited                   725        759       (34)       4,422       4,330        92
Victoria's Secret Stores      577        554        23        2,402       2,092       310
Lane Bryant                   817        812         5        3,852       3,794        58
Structure                     402        344        58        1,455       1,148       307

The Limited Too               184        185        (1)         569         568         1
Bath & Body Works             213        125        88          279         137       142
Abercrombie & Fitch Co.        50         40        10          412         334        78
Henri Bendel                    4          4         -           93          93         -
Cacique                       109         78        31          322         208       114
Penhaligon's                    7          6         1            3           3         -
                           ------     ------    ------       ------      ------    ------

Total Stores and
  Selling Square
  Feet                      4,641      4,457       184       24,555      23,167     1,388
                           ======     ======    ======       ======      ======    ======

Gross Income
- ------------

Gross income increased as a percentage of sales to 26.0% for the first quarter of 1994 from 25.1% last year. Merchandise margins increased 2.5% as the Company moved to a less promotional pricing policy particularly in women's apparel. Buying and occupancy costs which increased 1.6%, as a percentage of sales somewhat offset this impact, due to lower sales productivity principally in the new, remodeled and expanded stores.


General, Administrative and Store Operating Expenses
- ----------------------------------------------------

General, administrative and store operating expenses increased as a percentage of sales to 19.8% for the first quarter of 1994 as compared to 19.4% for the same period in 1993. This increase was due to lower sales productivity at both existing stores and new, remodeled and expanded stores. The Company continues to maintain a high level of customer service.

Operating Income
- ----------------

Operating income, as a percentage of sales, was 6.2% and 5.6% for the first quarter of 1994 and 1993. Higher merchandise margins spurred by less promotional pricing policies were somewhat offset by higher buying and occupancy costs and higher general, administrative and store operating expenses, expressed as a percentage of sales.

Interest Expense
- ----------------

                                         First Quarter
                                        ---------------
                                          1994     1993
                                        ------   ------

     Average Borrowings                 $681.3   $774.6
       (in millions)

     Average Effective Interest Rate      8.61%    7.74%

Interest expense decreased slightly in the first quarter of 1994 as compared to the first quarter of 1993. Higher interest rates increased interest costs approximately $1.5 million, while lower borrowing levels reduced interest costs approximately $1.8 million.

FINANCIAL CONDITION

Liquidity and Capital Resources
- -------------------------------

Cash provided from operating activities, commercial paper backed by funds available under committed long-term credit agreements and the Company's capital structure continue to provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows ($000):

                                      April 30,   January 29,
                                         1994        1994
                                      ----------  -----------

Working Capital                       $1,521,973   $1,513,181
                                      ==========   ==========

Capitalization -
  Long-term debt                      $  650,000   $  650,000
  Deferred income taxes                  265,566      275,101
  Shareholders' equity                 2,459,222    2,441,293
                                      ----------   ----------

Total Capitalization                  $3,374,788   $3,366,394
                                      ==========   ==========

Additional amounts available under
 long-term credit agreements          $  840,000   $  840,000
                                      ==========   ==========

Net cash used for operating activities was $65.4 million in the first quarter of 1994 versus $33.0 million in the first quarter last year. Cash requirements in the first quarter for inventories and income taxes are typical due to the timing of Spring season merchandise deliveries and tax payments associated with fourth quarter earnings. Cash requirements for accounts payable and accrued expenses vary based on timing of payments and sales volumes.

Investing activities are primarily capital expenditures for new and remodeled stores and cash dividends paid of $.09 per share is the primary financing activity.

Capital Expenditures
- --------------------

Capital expenditures totaled $68.1 million for the first quarter of 1994, compared to $56.5 million for the first quarter of 1993. The Company anticipates spending $375 - $400 million for capital expenditures in 1994, of which $275 - $300 million will be for new stores, the remodeling of existing stores and related improvements for the retail businesses. The Company also anticipates spending approximately $10 million for a 24-hour telephone catalogue sales center in Kettering, Ohio to expand the Victoria's Secret Catalogue operations.

The Company expects that substantially all 1994 capital expenditures will be funded by net cash provided by operating activities. In addition, the Company presently has available $840 million under its long-term credit agreements and has the ability to offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement authorization.

                          PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of Stockholders on May 23, 1994. The matters voted upon and the results of the voting were as follows:

     (a) E. Gordon Gee, Claudine B. Malone, Allen R. Tessler and Bella Wexner were elected to the Board of Directors for a term of three years. Of the 291,346,148 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:

                                                   Shares as to Which
                                Shares Voted for    Voting Authority
                Name                Election            Withheld
                ----            ----------------   ------------------

        E. Gordon Gee              289,054,649           2,291,499
        Claudine B. Malone         288,296,565           3,049,583
        Allen R. Tessler           289,673,046           1,673,102
        Bella Wexner               278,621,731          12,724,417

        In addition, directors whose term of office continued after the Annual Meeting were: Kenneth B. Gilman, Thomas G. Hopkins, David T. Kollat, John K. Pfahl, Donald B. Shackelford, Martin Trust, Michael A. Weiss, Leslie H. Wexner and Raymond Zimmerman.

    (b) The shareholders were also asked to consider and vote upon a proposal to approve the adoption of the Company's Incentive Compensation Plan. Of the 291,346,148 shares present in person or represented by proxy at the meeting, 276,719,649 shares were voted for the proposal, 12,845,049 shares were voted against the proposal, and 1,781,450 shares abstained from voting with respect to the proposal.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     ---------

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

          4.3. $280,000,000 Credit Agreement dated as of December 4, 1992 (the "WFNNB Credit Agreement") among the World Financial Network National Bank, the Company, the Banks and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992.

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

          4.9. Amendment No. 2 dated as of April 28, 1994 to the Credit Agreement among the Company, Morgan Guaranty Trust Company of New York and the Banks.

          4.10. Amendment No. 1 dated as of April 28, 1994 to the WFNNB Credit Agreement among the Company, Morgan Guaranty Trust Company of New York and the Banks.


     11. Statement re:   Computation of Per Share Earnings.

     12. Statement re:  Computation of Ratio of Earnings to Fixed Charges.

     15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Accountants' Report.

(b)  Reports on Form 8-K.
     -------------------

         No reports on Form 8-K were filed during the first quarter of fiscal year 1994.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE LIMITED, INC.
                                      (Registrant)



                                    By  /s/ Kenneth B. Gilman
                                        -----------------------------
                                        Kenneth B. Gilman,
                                        Vice Chairman and Chief
                                        Financial Officer*


Date:  June 8, 1994

- -----------------------------------------

* Mr. Gilman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.     Document
- -----------     -----------------------------------------

   4.9 Amendment No. 2 dated as of April 28, 1994 to the Credit Agreement among the Company, Morgan Guaranty Trust Company of New York and the Banks.

   4.10 Amendment No. 1 dated as of April 28, 1994 to the WFNNB Credit Agreement among the Company, Morgan Guaranty Trust Company of New York and the Banks.

   11           Statement re Computation of
                Per Share Earnings.

   12           Statement re Ratio of
                Earnings to Fixed Charges.

   15           Letter re: Unaudited Interim Financial Information re:
                Incorporation of Report of Independent Accountants