Form 10-Q/A
period 1994-04-30
LIMITED INC
filed 1994-06-14
CIK 701985

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549
                     ----------------------------------

                             AMENDMENT NO. 1 to
                                 FORM 10-Q


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

     Amending the due date of the Agreements as defined in footnote 4 from December 4, 1996 to December 4, 1999.

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
                                           ========     ========

     Effective April 28, 1994, the Company amended its two revolving credit agreements (the "Agreements") totaling $840 million. One Agreement provides the Company available borrowings of up to $490 million. The other Agreement provides World Financial Network National Bank, a wholly-owned consolidated subsidiary, available borrowings of up to $350 million. Borrowings outstanding under the Agreements are due December 4, 1999. However, the revolving terms of each of the Agreements may be extended an additional two years upon notification by the Company at least 60 days prior to December 4, 1996, subject to the approval of the lending banks. Both Agreements have similar borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Aggregate commitment and facility fees for the Agreements approximate 0.11% of the total commitment. The Agreements place restrictions on the amount of the Company's working capital, debt and net worth. No amounts were outstanding under the Agreements at April 30, 1994.

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