Form 10-Q
period 1994-07-30
LIMITED INC
filed 1994-09-13
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                       __________________________________


                                    FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 1994
                               -------------

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ____________________



                          Commission file number 1-8344
                                                 ------


                                THE LIMITED, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                    31-1029810
- - --------------------------------        ----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)




            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43230
            ---------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code        (614)   479-7000
                                                   ----------------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                         Outstanding at September 2, 1994
- - --------------------------------------       ----------------------------------
Common Stock, $.50 Par Value                       Shares 358,146,619

                                THE LIMITED, INC.
                                TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------
Part I.   Financial Information

     Item 1.  Financial Statements
          Consolidated Statements of Income
               Thirteen and Twenty-six Weeks Ended
                    July 30, 1994 and July 31, 1993. . . . . . . . . .    3

          Consolidated Balance Sheets
                    July 30, 1994 and January 29, 1994 . . . . . . . .    4

          Consolidated Statements of Cash Flows
               Twenty-six Weeks Ended
                    July 30, 1994 and July 31, 1993. . . . . . . . . .    5

          Notes to Consolidated Financial Statements . . . . . . . . .    6

     Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition. . . . . . 10


Part II.  Other Information

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 16

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                       THE LIMITED, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share amounts)

                                   (Unaudited)

                                    Thirteen Weeks Ended   Twenty-six Weeks Ended
                                    --------------------   ----------------------
                                    July 30,    July 31,    July 30,    July 31,
                                      1994        1993        1994        1993
                                   ----------  ----------  ----------  ----------
NET SALES                          $1,585,392  $1,689,055  $3,067,020  $3,207,616

  Cost of Goods Sold, Occupancy
    and Buying Costs                1,182,726   1,261,345   2,279,423   2,399,179
                                   ----------  ----------  ----------  ----------

GROSS INCOME                          402,666     427,710     787,597     808,437

  General, Administrative and
    Store Operating Expenses          300,400     301,416     594,161     596,654
                                   ----------  ----------  ----------  ----------

OPERATING INCOME                      102,266     126,294     193,436     211,783

  Interest Expense                    (14,750)    (16,349)    (29,420)    (31,337)

  Other Income, net                     1,316       1,287       4,092       3,011
                                   ----------  ----------  ----------  ----------


INCOME BEFORE INCOME
  TAXES                                88,832     111,232     168,108     183,457

  Provision for Income Taxes           35,000      43,000      67,000      71,000
                                   ----------  ----------  ----------  ----------

NET INCOME                         $   53,832  $   68,232  $  101,108  $  112,457
                                   ----------  ----------  ----------  ----------
                                   ----------  ----------  ----------  ----------

NET INCOME PER SHARE                     $.15        $.19        $.28        $.31
                                   ----------  ----------  ----------  ----------
                                   ----------  ----------  ----------  ----------

DIVIDENDS PER SHARE                      $.09        $.09        $.18        $.18
                                   ----------  ----------  ----------  ----------
                                   ----------  ----------  ----------  ----------

WEIGHTED AVERAGE
  SHARES OUTSTANDING                  358,634     363,889     358,599     363,972
                                   ----------  ----------  ----------  ----------
                                   ----------  ----------  ----------  ----------





The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)


                                    July 30,        January 29,
                 ASSETS               1994             1994
                 ------            ----------       ----------
                                   (Unaudited)
CURRENT ASSETS:
  Cash and Equivalents             $  108,250       $  320,558
  Accounts Receivable               1,120,038        1,056,911
  Inventories                         867,316          733,700
  Other                               133,187          109,456
                                   ----------       ----------

TOTAL CURRENT ASSETS                2,228,791        2,220,625

PROPERTY AND EQUIPMENT, NET         1,666,527        1,666,588

OTHER ASSETS                          302,465          247,892
                                   ----------       ----------

TOTAL ASSETS                       $4,197,783       $4,135,105
                                   ----------       ----------
                                   ----------       ----------


    LIABILITIES AND SHAREHOLDERS' EQUITY
    ------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                    320,008          250,363
  Accrued Expenses                    364,658          347,892
  Certificates of Deposit              23,000           15,700
  Income Taxes                         29,798           93,489
                                   ----------       ----------

TOTAL CURRENT LIABILITIES             737,464          707,444

LONG-TERM DEBT                        650,000          650,000

DEFERRED INCOME TAXES                 266,077          275,101

OTHER LONG-TERM LIABILITIES            60,217           61,267

SHAREHOLDERS' EQUITY:
  Common Stock                        189,727          189,727
  Paid-in Capital                     130,401          128,906
  Retained Earnings                 2,433,788        2,397,112
                                   ----------       ----------

                                    2,753,916        2,715,745

  Less Treasury Stock,
    at average cost                  (269,891)        (274,452)
                                   ----------       ----------

TOTAL SHAREHOLDERS' EQUITY          2,484,025        2,441,293

                                   ----------       ----------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY             $4,197,783       $4,135,105
                                   ----------       ----------
                                   ----------       ----------

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)


                                                       Twenty-six Weeks Ended
                                                       ----------------------
                                                        July 30,    July 31,
                                                          1994        1993
                                                       ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                             $101,108    $112,457

  Impact of other operating activities on cash flows:
    Depreciation and amortization                         127,928     139,029
    Changes in assets and liabilities:
      Accounts receivable                                 (63,127)    (27,367)
      Inventories                                        (133,616)   (100,691)
      Accounts payable and accrued expenses                86,411         101
      Income taxes                                        (63,691)    (66,605)
      Other assets and liabilities                        (73,656)    (32,290)
                                                         --------    --------

NET CASH (USED FOR) PROVIDED FROM OPERATING
ACTIVITIES                                                (18,643)     24,634
                                                         --------    --------

CASH USED FOR INVESTING ACTIVITIES
  Capital expenditures                                   (142,588)   (161,952)
                                                         --------    --------


FINANCING ACTIVITIES:
  Net proceeds of (repayments) commercial paper
    borrowings and certificates of deposit                  7,300     (28,222)
  Proceeds from issuance of unsecured notes                     -     250,000
  Dividends paid                                          (64,433)    (65,299)
  Stock options and other                                   6,056       3,002
                                                         --------    --------

NET CASH (USED FOR) PROVIDED FROM FINANCING
ACTIVITIES                                                (51,077)    159,481
                                                         --------    --------

NET (DECREASE) INCREASE IN CASH AND
  EQUIVALENTS                                            (212,308)     22,163
  Cash and equivalents, beginning of year                 320,558      41,235
                                                         --------    --------

CASH AND EQUIVALENTS, END OF PERIOD                      $108,250     $63,398
                                                         --------    --------
                                                         --------    --------





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

     The consolidated financial statements as of and for the periods ended July 30, 1994 and July 31, 1993 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1993 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of July 30, 1994 and for the thirteen and twenty-six week periods ended July 30, 1994 and July 31, 1993 included herein have been reviewed by the independent accounting firm of Coopers & Lybrand and the report of such firm follows the notes to consolidated financial statements.

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

3.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended July 30, 1994 and July 31, 1993 approximated $130.4 million and $136.1 million.

     The Internal Revenue Service has assessed the Company for additional taxes and interest for 1989 and 1990. The assessment was based primarily on the treatment of transactions involving the Company's foreign operations and construction allowances. The Company strongly disagrees with the assessment and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

4.   FINANCING ARRANGEMENTS

     Long-term debt consisted of ($000):


                                             July 30,       January 29,
                                               1994            1994
                                             --------       -----------
     7 1/2% Debentures due March, 2023       $250,000        $250,000
     7.80% Notes due May, 2002                150,000         150,000
     9 1/8% Notes due February, 2001          150,000         150,000
     8 7/8% Notes due August, 1999            100,000         100,000
                                             --------        --------
                                             $650,000        $650,000
                                             --------        --------
                                             --------        --------


     Effective April 28, 1994, the Company amended its two revolving credit agreements (the "Agreements") totaling $840 million. One Agreement provides the Company available borrowings of up to $490 million. The other Agreement provides World Financial Network National Bank, a wholly-owned consolidated subsidiary, available borrowings of up to $350 million. Borrowings outstanding under the Agreements are due December 4, 1999. However, the revolving terms of each of the Agreements may be extended an additional two years upon notification by the Company at least 60 days prior to December 4, 1996, subject to the approval of the lending banks. Both Agreements have similar borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Aggregate commitment and facility fees for the Agreements approximate 0.11% of the total commitment. The Agreements place restrictions on the amount of the Company's working capital, debt and net worth. No amounts were outstanding under the Agreements at July 30, 1994.

     The Agreements support the Company's commercial paper program which funds working capital and other general corporate requirements. No commercial paper was outstanding at July 30, 1994.

     Under the Company's shelf registration statement, up to $250 million of debt securities and warrants to purchase debt securities may be issued.

     All long-term debt outstanding at July 30, 1994 and January 29, 1994 is unsecured.

     Interest paid during the twenty-six weeks ended July 30, 1994 and July 31, 1993 approximated $24.1 million and $21.7 million.

5.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of ($000):

                                                  July 30,       January 29,
                                                    1994            1994
                                                 ----------      -----------

     Property and equipment, at cost             $2,710,479      $2,638,197
     Accumulated depreciation and amortization   (1,043,952)       (971,609)
                                                 ----------      ----------
     Property and equipment, net                 $1,666,527      $1,666,588
                                                 ----------      ----------
                                                 ----------      ----------

6.   SPECIAL AND NONRECURRING ITEMS

     During the third quarter of 1993, the Company approved a plan which includes the following components: the sale of a 60% interest in the Brylane mail order business; the acceleration of the store remodeling, downsizing and closing program at the Limited Stores and Lerner divisions; and the refocusing of the merchandise strategy at the Henri Bendel division.

     The remodeling, downsizing and closing program includes approximately 360 Limited and Lerner stores and is expected to be completed by the end of 1995. The Company had closed approximately 85 of these stores and remodeled approximately 95 of these stores as of July 30, 1994.

     The net impact of the plan is anticipated to be immaterial to future operations.

[COOPERS & LYBRAND LETTERHEAD]


                             REPORT OF INDEPENDENT ACCOUNTANTS







To the Audit Committee of
     The Board of Directors of
     The Limited, Inc.





We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at July 30, 1994, and the related condensed consolidated statements of income and cash flows for the thirteen-week and twenty-six-week periods ended July 30, 1994 and July 31, 1993. These financial statements are the responsibility of the Company's management.



We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.



Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.



We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






                                             /s/ Coopers & Lybrand L.L.P
                                             COOPERS & LYBRAND L.L.P.







Columbus, Ohio

September 8, 1994

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of 1994, net sales increased 1% to $1.585 billion compared to $1.563 billion a year ago (excluding Brylane sales). Net income for the quarter was $53.8 million compared to $68.2 million last year and earnings per share were $.15 compared to $.19 per share in 1993.

Divisional highlights include the following:

     Victoria's Secret Stores operating income was up significantly over last year and was their best ever second quarter operating income rate.

     Victoria's Secret Catalogue generated significant sales and operating income increases.

     Structure continued to produce strong sales gains.

     Abercrombie & Fitch improved margins dramatically and, as a consequence, had a significantly improved bottom line.

     Bath & Body Works delivered a significant increase in sales and the highest store-for-store sales gains in the Company.

     Limited Too produced meaningful sales and operating income improvements.

The comparable store sales of the women's apparel businesses (Express, Lerner, Limited Stores, Lane Bryant and Henri Bendel) decreased 13%, consistent with the sales pattern seen in the first quarter. As a consequence, these businesses, in aggregate, produced lower second quarter operating income than last year.

Sales for the twenty-six weeks ended July 30, 1994 increased 3% over the same period in 1993 (excluding Brylane sales). Operating income decreased 9% to $193.4 million, while net income decreased 10% to $101.1 million. Earnings per share decreased 10% to $.28 per share.

FINANCIAL SUMMARY

The following summarized financial data compares the thirteen and twenty-six week periods ended July 30, 1994 to the comparable periods for 1993:


                                                  Change                        Change
                                                  From                          From
                                Second Quarter    Prior        Year-to-Date     Prior
                               1994      1993     Period     1994      1993     Period
                              ------    ------    ------    -------   -------   ------

Retail Sales (millions)       $1,445    $1,460     (1%)     $2,804    $2,758      2%
Catalogue Sales (millions)       140       229    (39%)        263       450    (42%)
                              ------    ------    ------    ------    ------    ------

Total Net Sales (millions)    $1,585    $1,689     (6%)     $3,067    $3,208     (4%)
                              ------    ------    ------    ------    ------    ------
                              ------    ------    ------    ------    ------    ------

Increase (Decrease) in
  Comparable Store Sales       (7%)        4%                (4%)        1%

Retail Sales Increase
  Attributable to New and
     Remodeled Stores           6%         9%                 6%         8%

Retail Sales per Average
  Selling Square Foot         $58.52    $62.62     (7%)     $113.86   $119.06    (4%)

Retail Sales per Average Store
  (thousands)                  $310      $327      (5%)       $602      $619     (3%)




Average Store Size at End of
  Quarter (square feet)       5,287     5,237        1%

Number of Stores:
Beginning of Period           4,641     4,457        4%      4,623     4,425      4%
  Opened                         71        58                  121       116
  Closed                        (16)      (34)                 (48)      (60)
                              -----     -----     ------    ------    ------    ------

End of Period                 4,696     4,481        5%      4,696     4,481       5%
                              -----     -----     ------    ------    ------    ------
                              -----     -----     ------    ------    ------    ------

NET SALES

Retail sales for the second quarter of 1994 decreased 1% from the second quarter of 1993 primarily due to the decline in sales productivity at the Company's women's apparel divisions where comparable store sales decreased 13%. The non-women's apparel businesses (lingerie, men's, girl's and personal care) had comparable store sales increases of over 10%.

The year-to-date 1994 retail sales increase of 2% is a result of a 15% increase in comparable store sales at the non-women's apparel businesses combined with 6% increase in sales attributable to new and remodeled stores. Women's apparel comparable store sales for the year-to-date period declined 10%.

Catalogue sales decreased 39% in the second quarter due to Brylane sales being excluded in the second quarter of 1994. Had the second quarter of 1993 excluded Brylane, catalogue sales would have increased 37% as the number of books mailed increased significantly and was somewhat offset by a slight decline in the average demand per book.

Year-to-date catalogue sales decreased 42% due to Brylane sales being excluded in the 1994 year-to-date results. Had 1993 excluded Brylane, catalogue sales would have increased over 26% as the number of books mailed increased significantly and average demand per book also increased slightly.


                                    # of Stores               Selling Sq. Ft. (000's)
                              --------------------------    --------------------------
                                                  Change                        Change
                                                  From                          From
                              July 30,  July 31,  Prior     July 30,  July 31,  Prior
                                1994      1993    Period      1994      1993    Period
                              --------  --------  ------    --------  --------  ------

Express                          690       650       40       4,090     3,609     481
Lerner                           864       897      (33)      6,694     6,897    (203)
Limited Stores                   726       748      (22)      4,444     4,352      92
Lane Bryant                      815       813        2       3,858     3,815      43
Henri Bendel                       4         4        0          93        93       0
Victoria's Secret Stores         578       559       19       2,430     2,155     275
Cacique                          109        92       17         324       260      64
Structure                        417       355       62       1,523     1,225     298
Abercrombie & Fitch               56        41       15         462       343     119
Bath & Body Works                244       131      113         338       146     192
Penhaligon's                       7         6        1           3         3       0
Limited Too                      186       185        1         570       568       2
                               -----     -----      ---      ------    ------   -----
Total Stores and
  Selling Square
  Feet                         4,696     4,481      215      24,829    23,466   1,363
                               -----     -----      ---      ------    ------   -----
                               -----     -----      ---      ------    ------   -----

GROSS INCOME

Gross income increased as a percentage of sales to 25.4% for the second quarter of 1994 from 25.3% for the same period in 1993. Merchandise margins, expressed as a percentage of sales, increased 2.2% as the Company continued to be less price promotional than a year earlier. Buying and occupancy costs, which increased 2.1% as a percentage of sales, somewhat offset this impact, due to lower sales productivity associated with the 7% decrease in comparable store sales.

The 1994 year-to-date gross income rate increased .5% to 25.7% as compared to 1993. Merchandise margins, expressed as a percentage of sales, increased 2.5% due to the Company's less promotional pricing strategy, offset somewhat by an increase in buying and occupancy costs resulting from a 4% decline in sales productivity.

GENERAL, ADMINISTRATIVE AND STORE OPERATING EXPENSES

General, administrative and store operating expenses decreased in absolute dollars but increased as a percentage of sales to 18.9% in the second quarter of
1994 from 17.8% for the same period  in 1993.   Sales productivity which is
initially lower in new and remodeled stores was also lower in existing stores. The Company continues to maintain its high level of customer service, particularly at its women apparel businesses even though comparable store sales were down 13%.

Year-to-date general, administrative and store operating expenses were also lower in absolute dollars but as a percentage of sales were 19.4% in 1994 compared to 18.6% in 1993. This increase was due to lower sales productivity at both existing stores and new, remodeled and expanded stores. The Company expects to continue its policy of maintaining a high level of customer service.

OPERATING INCOME

Year-to-date operating income, as a percentage of sales, was 6.3% and 6.6% in 1994 and 1993. The Company incurred higher general, administrative and store operating expenses that were not entirely offset by higher merchandise margins.

INTEREST EXPENSE


                                        Second Quarter         Year-to-Date
                                        ---------------      ----------------
                                         1994     1993        1994      1993
                                        ------   ------      ------    ------

Average Borrowings                      $678.3   $854.0      $679.8    $814.3
  (in millions)

Average Effective Interest Rate          8.70%    7.66%       8.66%     7.70%


Interest expense decreased in the second quarter and year-to-date periods of 1994 as compared to the comparable periods of 1993. Higher interest rates increased interest costs approximately $1.8 million and $3.3 million during the second quarter and year-to-date periods. Lower borrowing levels reduced interest costs approximately $3.4 million and $5.2 million during the second quarter and year-to-date periods.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash provided from operating activities, commercial paper backed by funds available under committed long-term credit agreements and the Company's capital structure continue to provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows ($000):

                                                   July 30,       January 29,
                                                     1994            1994
                                                  ----------       ----------

Working Capital                                   $1,491,327       $1,513,181
                                                  ----------       ----------
                                                  ----------       ----------
Capitalization -
  Long-term debt                                  $  650,000       $  650,000
  Deferred income taxes                              266,077          275,101
  Shareholders' equity                             2,484,025        2,441,293
                                                  ----------       ----------

Total Capitalization                              $3,400,102       $3,366,394
                                                  ----------       ----------
                                                  ----------       ----------
Additional amounts available under committed
  long-term credit agreements                     $  840,000       $  840,000
                                                  ----------       ----------
                                                  ----------       ----------

Net cash used for operating activities was $18.6 million for the twenty-six weeks ended July 30, 1994 versus $24.6 million net cash provided from operating activities for the same period of 1993. Cash requirements for accounts receivable grew in the twenty-six weeks ended July 30, 1994 compared to the same period in 1993 due to the introduction of proprietary credit cards at Limited Stores and Structure in the Fall of 1993. Additionally, cash requirements for inventories were primarily due to the net addition of approximately 1.4 million selling square feet which was somewhat offset by conservatively planned inventory levels at our women's apparel businesses. Cash requirements for other assets and liabilities related primarily to a deposit made to the Internal Revenue Service in connection with an assessment for additional taxes and interest for 1989 and 1990 which is described in note 3 to the financial statements.

CAPITAL EXPENDITURES

Capital expenditures totaled $142.6 million during the twenty-six weeks ended July 30, 1994, compared to $162.0 million for the comparable period of 1993.
The Company anticipates spending approximately $350 - $375 million for capital expenditures in 1994, of which approximately $250 - $275 million will be for new stores, the remodeling of existing stores, and fixturing and related improvements for the retail businesses. The Company anticipates spending approximately $10 million for a 24-hour telephone catalogue sales center in Kettering, Ohio to expand Victoria's Secret Catalogue operations.

Through the end of the second quarter, a total of 0.4 million net selling square feet was added. Based upon current store design and construction schedules, the Company expects to add approximately 1.2 million net additional selling square feet over the balance of the year.

The Company presently anticipates that substantially all 1994 capital expenditures will be funded by net cash provided from operating activities. In addition, the Company presently has available $840 million under committed, unsecured long-term credit agreements as well as the ability to offer up to $250 million of additional debt securities and warrants to purchase debt securities under its shelf registration statement authorization.

                           PART II - OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS.

     4.   Instruments Defining the Rights of Security Holders.

          4.1. Copy of the form of Global Security representing the Company's 7 1/2% Debentures due 2023, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 4, 1993.

          4.2. $900,000,000 Credit Agreement dated as of August 30, 1990 (the "Credit Agreement") among the Company, Morgan Guaranty Trust Company of New York and certain other banks (collectively, the "Banks"), incorporated by reference to
                    Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 1990, as amended by Amendment No. 1 dated as of December 4, 1992 (reducing the aggregate amount to $560,000,000), incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992.

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

          4.5. Copy of the form of Global Security representing the Company's 8 7/8% Notes due August 15, 1999 incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 14, 1989.

          4.6. Copy of the form of Global Security representing the Company's 9 1/8% Notes due February 1, 2001 incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 6, 1991.

          4.7. Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the "Commission") on October 16, 1992 as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the "1993 Form S-3").

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


     11.  Statement re: Computation of Per Share Earnings.

     12.  Statement re: Computation of Ratio of Earnings to Fixed Charges.

     15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Accountants' Report.

     27.  Financial Data Schedule.


(b)  REPORTS ON FORM 8-K.

          None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE LIMITED, INC.
                                          (Registrant)



                                        By:  /S/ Kenneth B. Gilman
                                             -----------------------------------
                                             Kenneth B. Gilman,
                                             Vice Chairman and Chief
                                             Financial Officer*


Date:  September 9, 1994

- - -------------------------------------

* Mr. Gilman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX


Exhibit No.         Document
- - -----------         -------------------------------------------------------

    11              Statement re: Computation of
                    Per Share Earnings.

    12              Statement re: Ratio of
                    Earnings to Fixed Charges.

    15              Letter re: Unaudited Interim Financial Information re:
                    Incorporation of Report of Independent Accountants

    27              Financial Data Schedule