Form 10-Q
period 1994-10-29
LIMITED INC
filed 1994-12-13
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                          -----------------------------

                                   FORM 10-Q


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1994

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________



                         Commission file number 1-8344



                               THE LIMITED, INC.
             (Exact name of registrant as specified in its charter)



           DELAWARE                                    31-1029810
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



           THREE LIMITED PARKWAY, P.O. BOX 16000, COLUMBUS, OH 43230
              (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code   (614) 479-7000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X      No
                                                            -----       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding at December 1, 1994
                     -----                      -------------------------------
          Common Stock, $.50 Par Value                Shares 357,680,909

                               THE LIMITED, INC.

                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.  Financial Information

    Item 1.  Financial Statements
         Consolidated Statements of Income
             Thirteen and Thirty-nine Weeks Ended
                 October 29, 1994 and October 30, 1993  . . . . . . . . . . .  3

         Consolidated Balance Sheets
                 October 29, 1994 and January 29, 1994  . . . . . . . . . . .  4

         Consolidated Statements of Cash Flows
             Thirty-nine Weeks Ended
                 October 29, 1994 and October 30, 1993  . . . . . . . . . . .  5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . .  6

    Item 2.  Management's Discussion and Analysis of
                 Results of Operations and Financial Condition  . . . . . . . 10


Part II.     Other Information

    Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . 17

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                       THE LIMITED, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share amounts)

                                  (Unaudited)


                                                   Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                               ----------------------------      -----------------------------
                                               October 29,      October 30,      October 29,       October 30,
                                                   1994             1993             1994              1993
                                               -----------      -----------      -----------       -----------
NET SALES                                       $1,715,176       $1,616,667       $4,782,196        $4,824,283

    Cost of Goods Sold, Occupancy
      and Buying Costs                           1,219,881        1,169,619        3,499,304         3,568,798
                                                ----------       ----------       ----------        ----------

GROSS INCOME                                       495,295          447,048        1,282,892         1,255,485

    General, Administrative and Store
      Operating  Expenses                         (329,753)        (298,159)        (923,914)         (894,813)

    Special and Nonrecurring Items, net                 --            2,617               --             2,617
                                                ----------       ----------       ----------        ----------

OPERATING INCOME                                   165,542          151,506          358,978           363,289

    Interest Expense                               (16,425)         (16,378)         (45,845)          (47,715)

    Other Income, net                                1,373            1,087            5,465             4,098
                                                ----------       ----------       ----------        ----------

INCOME BEFORE INCOME TAXES                         150,490          136,215          318,598           319,672

    Provision for Income Taxes                      60,000           54,000          127,000           125,000
                                                ----------       ----------       ----------        ----------

NET INCOME                                      $   90,490       $   82,215       $  191,598        $  194,672
                                                ==========       ==========       ==========        ==========

NET INCOME PER SHARE                                  $.25             $.23             $.53              $.53
                                                ==========       ==========       ==========        ==========

DIVIDENDS PER SHARE                                   $.09             $.09             $.27              $.27
                                                ==========       ==========       ==========        ==========

WEIGHTED AVERAGE SHARES OUTSTANDING                358,881          363,843          358,693           363,929
                                                ==========       ==========       ==========        ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                                       October 29,           January 29,
                                                                           1994                  1994
                                                                       -----------           -----------
                                                                       (Unaudited)
                             ASSETS

CURRENT ASSETS:
    Cash and Equivalents                                                 $   58,544            $  320,558
    Accounts Receivable                                                   1,219,372             1,056,911
    Inventories                                                           1,092,194               733,700
    Other                                                                   149,742               109,456
                                                                         ----------            ----------

TOTAL CURRENT ASSETS                                                      2,519,852             2,220,625

PROPERTY AND EQUIPMENT, NET                                               1,715,373             1,666,588

OTHER ASSETS                                                                320,533               247,892
                                                                         ----------            ----------

TOTAL ASSETS                                                             $4,555,758            $4,135,105
                                                                         ==========            ==========
                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts Payable                                                     $  380,822            $  250,363
    Accrued Expenses                                                        376,022               347,892
    Commercial Paper and Certificates of Deposit                            244,322                15,700
    Income Taxes                                                             28,671                93,489
                                                                         ----------            ----------

TOTAL CURRENT LIABILITIES                                                 1,029,837               707,444

LONG-TERM DEBT                                                              650,000               650,000

DEFERRED INCOME TAXES                                                       279,432               275,101

OTHER LONG-TERM LIABILITIES                                                  60,105                61,267

SHAREHOLDERS' EQUITY:
    Common Stock                                                            189,727               189,727
    Paid-in Capital                                                         131,795               128,906
    Retained Earnings                                                     2,491,964             2,397,112
                                                                         ----------            ----------
                                                                          2,813,486             2,715,745

    Less Treasury Stock, at average cost                                   (277,102)             (274,452)
                                                                         ----------            ----------
TOTAL SHAREHOLDERS' EQUITY                                                2,536,384             2,441,293
                                                                         ----------            ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                               $4,555,758            $4,135,105
                                                                         ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                                                 Thirty-nine Weeks Ended
                                                                              -----------------------------
                                                                              October 29,       October 30,
                                                                                  1994              1993
                                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                 $191,598          $194,672

    Impact of other operating activities on cash flows:
        Depreciation and amortization                                           197,364           202,888
        Special and nonrecurring items                                               --            (2,617)
        Changes in assets and liabilities:
            Accounts receivable                                                (162,461)         (165,320)
            Inventories                                                        (358,494)         (198,516)
            Accounts payable and accrued expenses                               158,589           186,090
            Income taxes                                                        (64,818)            5,369
            Other assets and liabilities                                        (97,089)          (97,815)
                                                                               --------          --------
NET CASH (USED FOR) PROVIDED FROM OPERATING ACTIVITIES                         (135,311)          124,751
                                                                               --------          --------
INVESTING ACTIVITIES:
    Capital expenditures                                                       (261,468)         (244,883)
    Proceeds from sale of business                                                   --           285,000
    Tax effect of gain on sale of business                                           --           (60,000)
                                                                               --------          --------

CASH USED FOR INVESTING ACTIVITIES                                             (261,468)          (19,883)
                                                                               --------          --------

FINANCING ACTIVITIES:
    Net proceeds (repayments) of commercial paper
        borrowings and certificates of deposit                                  228,622          (131,339)
    Proceeds from issuance of unsecured notes                                        --           250,000
    Dividends paid                                                              (96,746)          (97,968)
    Purchase of Treasury Stock                                                   (9,514)               --
    Stock options and other                                                      12,403             5,131
                                                                               --------          --------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                                     134,765            25,824
                                                                               --------          --------

NET (DECREASE) INCREASE IN CASH AND
    EQUIVALENTS                                                                (262,014)          130,692
    Cash and equivalents, beginning of year                                     320,558            41,235
                                                                               --------          --------

CASH AND EQUIVALENTS, END OF PERIOD                                            $ 58,544          $171,927
                                                                               ========          ========

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

         The consolidated financial statements as of and for the periods ended October 29, 1994 and October 30, 1993 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1993 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of October 29, 1994 and for the thirteen and thirty-nine week periods ended October 29, 1994 and October 30, 1993 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand and the report of such firm follows the notes to consolidated financial statements.

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

3.       INCOME TAXES

         The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended October 29, 1994 and October 30, 1993 approximated $177.5 million and $174.1 million.

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

4.       FINANCING ARRANGEMENTS

         Long-term debt consisted of ($000):

                                                                 October 29,          January 29,
                                                                    1994                  1994
                                                                 -----------          -----------
         7 1/2% Debentures due March, 2023                         $250,000             $250,000
         7.80% Notes due May, 2002                                  150,000              150,000
         9 1/8% Notes due February, 2001                            150,000              150,000
         8 7/8% Notes due August, 1999                              100,000              100,000
                                                                   --------             --------
                                                                   $650,000             $650,000
                                                                   ========             ========

         The Company maintains two revolving credit agreements (the "Agreements") totaling $840 million. One Agreement provides the Company available borrowings of up to $490 million. The other Agreement provides World Financial Network National Bank, a wholly-owned consolidated subsidiary, available borrowings of up to $350 million. Borrowings outstanding under the Agreements are due December 4, 1999. However, the revolving terms of each of the Agreements may be extended an additional two years upon notification by the Company at least 60 days prior to December 4, 1996, subject to the approval of the lending banks. Both Agreements have similar borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Aggregate commitment and facility fees for the Agreements approximate 0.11% of the total commitment. The Agreements place restrictions on the amount of the Company's working capital, debt and net worth. No amounts were outstanding under the Agreements at October 29, 1994.

         The Agreements support the Company's commercial paper program which funds working capital and other general corporate requirements. The Company had $225 million of commercial paper outstanding at October 29, 1994, classified as current based on its maturity.

         Under the Company's shelf registration statement, up to $250 million of debt securities and warrants to purchase debt securities may be issued.

         All long-term debt outstanding at October 29, 1994 and January 29, 1994 is unsecured.

         Interest paid during the thirty-nine weeks ended October 29, 1994 and October 30, 1993 approximated $53.2 million and $40.0 million.

5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net, consisted of ($000):

                                                     October 29,       January 29,
                                                        1994               1994
                                                     -----------       -----------
         Property and equipment, at cost              $2,785,274        $2,638,197
         Accumulated depreciation and amortization    (1,069,901)         (971,609)
                                                      ----------        ----------

         Property and equipment, net                  $1,715,373        $1,666,588
                                                      ==========        ==========

6.       SPECIAL AND NONRECURRING ITEMS

         During the third quarter of 1993, the Company approved a plan which includes the following components: The sale of a 60% interest in its Brylane mail order business; the acceleration of the store remodeling, downsizing and closing program at the Limited Stores and Lerner divisions; and the refocusing of the merchandising strategy at its Henri Bendel division. The net pre-tax gain from these special and nonrecurring items was $2.6 million.

         The remodeling, downsizing and closing program includes approximately 360 Limited and Lerner stores and is expected to be completed by the end of 1995. The Company had closed approximately 90 of these stores and remodeled approximately 115 of these stores as of October 29, 1994.

         The net impact of the plan is anticipated to be immaterial to future operations.

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Audit Committee of
  The Board of Directors of
  The Limited, Inc.


We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at October 29, 1994, and the related condensed consolidated statements of income and cash flows for the thirteen-week and thirty-nine-week periods ended October 29, 1994 and October 30, 1993. These finnacial statements are the responsibility of the Company's management.

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

We have previously audited, in acordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 1994 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 1994, is fairly stated, in all material aspects, in relation to the consolidated balance sheet from which it has been derived.



                                        COOPERS & LYBRAND LLP

Columbus, Ohio
December 12, 1994

Item  2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of 1994, net sales increased 6% to $1.715 billion compared to $1.617 billion a year ago. Net income for the quarter of $90.5 million increased 10% from last year's $82.2 million and earnings per share reached a record $.25 for the quarter compared to $.23 in 1993.

Divisional highlights include the following:

         Express delivered low single digit improvement in comparable store sales at the end of the quarter, representing an increase and change in trend, and merchandising margins were up compared to last year.

         Lane Bryant achieved high single digit comparable store sales gains.

         Although Limited Stores and Lerner experienced negative comparable store sales, merchandising margins were up compared to last year.

         Victoria's Secret Stores significantly increased sales and produced their highest ever third quarter operating income.

         Victoria's Secret Catalogue increased sales significantly over 1993's third quarter, and began operations at their second telephone sales center.

         Abercrombie & Fitch achieved strong comparable store sales gains along with strong merchandise margins.

         Structure delivered another solid quarter in terms of sales, and produced an over 20% increase in operating income.

         Bath & Body Works delivered comparable store sales increases of almost 40%, and operating margins continued at record levels.

         Limited Too generated significant increases in comparable store sales and operating income.

Net sales for the thirty-nine weeks ended October 29, 1994 of $4.782 billion increased 4% from sales of $4.582 billion for the same period last year (excluding Brylane sales). Operating income decreased 1% to $359.0 million, while net income decreased 2% to $191.6 million. Earnings per share for the thirty-nine weeks ended October 29, 1994 remained flat at $.53 per share compared to the same period last year.

Financial Summary

The following summarized financial data compares the thirteen and thirty-nine week periods ended October 29, 1994 to the comparable periods for 1993:



                                         Third Quarter                               Year-to-Date
                                     -------------------                       ----------------------
                                                                  Change                                      Change
                                                                   From                                        From
                                                                   Prior                                       Prior
                                      1994          1993          Period         1994           1993          Period
                                     ------        ------         ------        ------         ------         ------
Retail Sales (millions)              $1,594        $1,531             4%       $ 4,398        $ 4,288             3%
Catalogue Sales (millions)              121            86            41%           384            536           (28%)
                                     ------        ------         -----        -------        -------         -----

Total Net Sales (millions)           $1,715        $1,617             6%       $ 4,782        $ 4,824            (1%)
                                     ======        ======         =====        =======        =======         =====

Increase (Decrease) in
      Comparable Store Sales             (2%)           1%                          (3%)            1%

Retail Sales Increase
    Attributable to New and               6%            6%                           6%             8%
     Remodeled Stores

Retail Sales per Average
      Selling Square Foot            $63.47        $64.24            (1%)      $176.53        $182.24            (3%)

Retail Sales per Average
      Store (thousands)                $335          $337            (1%)         $931           $950            (2%)

Average Store Size at End
of Quarter (square feet)              5,265         5,255           0.2%

Number of Stores:
Beginning of Period                   4,696         4,481             5%         4,623          4,425             4%
      Opened                            141           137                          262            253
      Closed                            (12)          (13)                         (60)           (73)
                                     ------        ------         -----        -------        -------         -----

End of Period                         4,825         4,605             5%         4,825          4,605             5%
                                     ======        ======         =====        =======        =======         =====

Net Sales

Retail sales for the third quarter of 1994 increased 4% from the third quarter of 1993 primarily due to the increased sales productivity of the non-women's apparel businesses (lingerie, men's, kids and personal care), which had comparable store sales increases of 10%, combined with a 6% increase in sales attributable to new and remodeled stores. These increases were partially offset by lower sales in the women's apparel divisions, which had comparable store sales decreases of 6%.

The year-to-date 1994 retail sales increase of 3% is a result of a 13% increase in comparable store sales at the non-women's apparel businesses combined with a 6% increase in sales attributable to new and remodeled stores. Women's apparel comparable store sales for the year-to-date period declined 9%.

Catalogue sales were 41% higher in the third quarter of 1994 compared to the third quarter of 1993, due to a significant increase in the number of books mailed and a slight increase in the response rate.

Catalogue sales decreased 28% for the first three quarters of 1994, reflecting the absence of Brylane Catalogue sales since the beginning of the third quarter of 1993. Had last year catalogue sales excluded Brylane, catalogue sales for the first three quarters of 1994 would have increased 31%, due to a significant increase in the number of books mailed and a slight increase in the response rate.

                                          # of Stores                           Selling Sq. Ft. (000's)
                              -------------------------------------      ------------------------------------
                                                             Change                                    Change
                                                              From                                      From
                               October       October          Prior       October       October         Prior
                              29, 1994      30, 1993         Period      29, 1994      30, 1993        Period
                              --------      --------         ------      --------      ---------      -------
Express                          703            664            39          4,219          3,793           426
Lerner                           861            901           (40)         6,687          6,935          (248)
Limited Stores                   730            749           (19)         4,447          4,455            (8)
Lane Bryant                      818            817             1          3,877          3,846            31
Henri Bendel                       4              4             0             93             93             0
Victoria's Secret Stores         594            577            17          2,531          2,288           243
Cacique                          115            101            14            344            291            53
Structure                        441            377            64          1,636          1,330           306
Abercrombie & Fitch               61             45            16            499            375           124
Bath & Body Works                286            179           107            424            221           203
Penhaligon's                       6              6             0              3              3             0
Limited Too                      206            185            21            646            568            78
                               -----          -----          ----          -----         ------         -----
Total Stores and
      Selling Square  Feet     4,825          4,605           220         25,406         24,198         1,208
                               =====          =====          ====         ======         ======         =====

Gross Income

Gross income increased as a percentage of sales to 28.9% for the third quarter 1994 from 27.7% for the same period in 1993. Merchandise margins, expressed as a percentage of sales, increased 2.5%, as the Company continued to be less price promotional than a year earlier. However, buying and occupancy costs, which increased 1.3% as a percentage of sales, partially offset the merchandise margin increase, primarily due to the lower sales productivity associated with the 6% decrease in the women's apparel comparable store sales.

The 1994 year-to-date gross income rate increased .8% to 26.8% as compared to 1993. Merchandise margins, expressed as a percentage of sales, increased 2.4% due to the Company's less promotional pricing strategy, partially offset by an increase in buying and occupancy costs resulting from the 9% decrease in the women's apparel comparable store sales.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses increased as a percentage of sales to 19.2% in the third quarter of 1994 from 18.4% for the same period in 1993. Sales productivity which is initially lower in new and remodeled stores was also lower in existing stores. The Company continues to maintain its high level of customer service, particularly at its women's apparel businesses even though comparable store sales were down 6%.

Year-to-date general, administrative and store operating expenses increased as a percentage of sales to 19.3% in 1994 compared to 18.5% in 1993. This increase was due to lower sales productivity at both existing stores and new, remodeled and expanded stores. The Company expects to continue its policy of maintaining a high level of customer service.

Operating Income

Year-to-date operating income, as a percentage of sales, was 7.5% in both 1994 and 1993. The Company's higher gross income was offset by higher general, administrative and store operating expenses.

As discussed more fully in Note 6 to the financial statements, operating income during the third quarter of 1993 included a gain of $2.617 million related to the Company's sale of a 60% interest in its Brylane mail order business, the acceleration of the store remodeling, downsizing and closing program at the Limited Stores and Lerner divisions, and the refocusing of the merchandising strategy at its Henri Bendel division.

Interest Expense


                                                  Third Quarter                  Year-to-Date
                                              ----------------------         ----------------------
                                               1994            1993           1994            1993
                                              ------          ------         ------          ------
Average Borrowings                            $783.6          $813.2         $714.4          $813.9
     (in millions)

Average Effective Interest Rate                 8.38%           8.06%          8.56%           7.82%

Interest expense increased slightly in the third quarter of 1994 as compared to the same period in 1993 while decreasing on a year- to-date basis, principally as a result of lower borrowing levels. Higher interest rates increased interest costs approximately $0.6 million and $4.0 million during the third quarter and year-to-date periods. The effective interest rate increase was offset by lower borrowing levels during the third quarter and year-to-date periods which resulted in lower interest costs of approximately $0.6 million and $5.8 million, respectively.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided from operating activities, commercial paper backed by funds available under committed long-term credit agreements and the Company's capital structure continue to provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows ($000):



                                                                        October 29,           January 29,
                                                                           1994                  1994
                                                                        -----------           -----------
Working Capital                                                          $1,490,015            $1,513,181
                                                                         ==========            ==========

Capitalization:
       Long-term debt                                                    $  650,000            $  650,000
       Deferred income taxes                                                279,432               275,101
       Shareholders' equity                                               2,536,384             2,441,293
                                                                         ----------            ----------

Total Capitalization                                                     $3,465,816            $3,366,394
                                                                         ==========            ==========

Additional amounts available under committed
       long-term credit agreements                                       $  615,000            $  840,000
                                                                         ==========            ==========



Net cash used for operating activities totaled $135.3 million for the thirty-nine weeks ended October 29, 1994 versus $124.8 million provided in the same period of 1993. Cash requirements for inventories were primarily due to the net addition of approximately 1.2 million selling square feet which was somewhat offset by conservatively planned inventory levels at our women's apparel businesses. Cash requirements for other assets and liabilities related primarily to a deposit made to the Internal Revenue Service in connection with an assessment for additional taxes and interest for 1989 and 1990 which is described in Note 3 to the financial statements.

Financing activities included $9.5 million of common stock representing approximately 521,000 shares that the Company repurchased in the third quarter.

Capital Expenditures

Capital expenditures totaled $261.5 million during the thirty-nine weeks ended October 29, 1994, compared to $244.9 million for the comparable period of 1993. The Company anticipates spending approximately $300 - $325 million for capital expenditures in 1994 of which approximately $200 - $250 million will be for new stores, the remodeling of existing stores, and fixturing and related improvements for the retail businesses. The Company anticipates spending approximately $10 million for a 24-hour telephone catalogue sales center in Kettering, Ohio to expand Victoria's Secret Catalogue operations, of which $9.2 million was spent in the third quarter.

Through the end of the third quarter, a total of 1.0 million net selling square feet was added. Based on the current store design and construction schedules, the Company expects to add approximately .4 million net additional selling square feet over the balance of the year.

The Company presently anticipates that substantially all 1994 capital expenditures will be funded by net cash provided from operating activities. In addition, the Company presently has available $615 million under committed, unsecured long-term credit agreements as well as the ability to offer up to $250 million of additional debt securities and warrants to purchase debt securities under its shelf registration statement authorization.

                          PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         4.  Instruments Defining the Rights of Security Holders.

             4.1. Copy of the form of Global Security representing the Company's 7 1/2% Debentures due 2023, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 4, 1993

             4.2. $900,000,000 Credit Agreement dated as of August 30, 1990 (the "Credit Agreement") among the Company, Morgan Guaranty Trust Company of New York and certain other banks (collectively, the "Banks"), incorporated by reference to Exhibit 4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 4, 1990, as amended by Amendment No. 1 dated as of December 4, 1992 (reducing the aggregate amount to $560,000,000), incorporated by reference to Exhibit
                         4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992.

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

             4.9. Amendment No. 2 dated as of April 28, 1994 to the Credit Agreement among the Company, Morgan Guaranty Trust Company of New York and the Banks, incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.

             4.10. Amendment No. 1 dated as of April 28, 1994 to the WFNNB Credit Agreement among the Company, Morgan Guaranty Trust Company of New York and the Banks, incorporated by reference to Exhibit 4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1994.


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

                                        THE LIMITED, INC.
                                          (Registrant)



                                        By  /s/ Kenneth B. Gilman
                                            -----------------------
                                            Kenneth B. Gilman,
                                            Vice Chairman and Chief
                                            Financial Officer*


Date:  December 12, 1994

_____________

* Mr. Gilman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX



Exhibit No.             Document
- -----------             ------------------------------------------------------
     11                 Statement re: Computation of
                        Per Share Earnings.

     12                 Statement re: Ratio of
                        Earnings to Fixed Charges.

     15                 Letter re: Unaudited Interim Financial Information re:
                        Incorporation of Report of Independent Accountants

     27                 Financial Data Schedule