Form 10-K
period 1995-01-28
LIMITED INC
filed 1995-04-27
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   -----------

                                    FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended January 28, 1995
                          ----------------
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from              to
                              --------------  --------------

                          Commission file number 1-8344
                                                 ------
                                THE LIMITED, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

                            Delaware                                         31-1029810
                            --------                                         ----------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

Three Limited Parkway, P.O. Box 16000, Columbus, Ohio                    43216
- -----------------------------------------------------                    ------
     (Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (614) 479-7000
                                                   ---------------
Securities registered pursuant to Section 12(b) of the Act:

         Title of each class            Name of each exchange on which registered
         -------------------            -----------------------------------------
         Common Stock, $.50 Par Value   The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes X No
                     --   --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 24, 1995: $6,965,448,984.

Number of shares outstanding of the registrant's Common Stock as of March 24,1995: 357,202,512.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report to shareholders for the fiscal year ended January 28, 1995 are incorporated by reference into Part I and Part II, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 15, 1995 are incorporated by reference into Part III.

                                     PART I

ITEM 1.           BUSINESS.

GENERAL.

The Limited, Inc., a Delaware corporation (the "Company"), is principally engaged in the purchase, distribution and sale of women's apparel, lingerie, men's apparel, personal care products and children's apparel. The Company operates an integrated distribution system which supports the Company's retail activities. These activities are conducted under various trade names through the retail stores and catalogue divisions of the Company. Merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics. The Company's women's apparel divisions offer regular and special-sized fashion apparel at various price levels, including shirts, blouses, sweaters, pants, skirts, coats and dresses. In addition, the Company offers lingerie and accessories, men's apparel, fragrances, bed, bath, personal care products, specialty gift items and children's apparel. The Company's wholly-owned credit card bank, World Financial Network National Bank, provides credit services to customers of the retail and catalogue divisions of the Company, as well as other affiliates of the Company.

DESCRIPTION OF OPERATIONS.

General.

As of January 28, 1995, the Company operated the following divisions: (1) five women's apparel retail divisions, (2) three lingerie divisions including two retail divisions and one catalogue division (Victoria's Secret Catalogue), (3) two men's apparel divisions, and (4) two personal care divisions and one children's apparel division. The following chart reflects the retail divisions and the number of stores in operation in each division at January 28, 1995 and January 29, 1994.

               RETAIL DIVISIONS                      NUMBER OF STORES
               ----------------                      ----------------
                                           January 28, 1995      January 29, 1994
                                           ----------------      ----------------
Women's

         Express                                  716                  673
         Lerner                                   846                  877
         Lane Bryant                              812                  817
         The Limited                              709                  746
         Henri Bendel                               4                    4
Lingerie

         Victoria's Secret Stores                 601                  570
         Cacique                                  114                  108
Men's

         Structure                                466                  394
         Abercrombie & Fitch Co.                   67                   49
Personal Care & Children's

         Bath & Body Works                        318                  194
         Penhaligon's                               4                    7
         The Limited Too                          210                  184
                                                  ---                  ---
Total                                           4,867                4,623
                                                =====                =====

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

               Fiscal       Beginning
                Year         of Year      Acquired      Opened      Closed      End of Year
                ----         -------      --------      ------      ------      -----------
                 1990        3,344           7           456          (47)          3,760
                 1991        3,760           -           484          (50)          4,194
                 1992        4,194           -           323          (92)          4,425
                 1993        4,425           -           322         (124)          4,623
                 1994        4,623           -           358         (114)          4,867


The Company also operates Mast Industries, Inc., a contract manufacturer and apparel importer, and Gryphon Development, Inc. ("Gryphon"). Gryphon creates, develops and contract manufactures most of the bath and personal care products sold by the Company.

During fiscal year 1994, the Company purchased merchandise from approximately 4,000 suppliers and factories located throughout the world. Approximately 55% of the Company's merchandise is purchased in foreign markets and a portion of merchandise purchased in the domestic market is manufactured overseas. Company records, however, do not allocate between foreign and domestic sources for merchandise purchased domestically. No more than 5% of goods purchased originated from any single manufacturer.

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

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory and accounts receivable during the Fall and Christmas selling periods. During fiscal year 1994, the highest inventory level approximated $1.226 billion at the November 1994 month-end and the lowest inventory level approximated $750 million at the June 1994 month-end.

Merchandise sales are paid for in cash, personal check or by credit cards issued by the Company's wholly-owned credit card bank, World Financial Network National Bank ("WFNNB"), for customers of Express, Lerner New York, Lane Bryant, The Limited, Henri Bendel, Victoria's Secret Stores, Victoria's Secret Catalogue, Structure and Abercrombie & Fitch Co., as well as credit cards issued by third party banks and other financial institutions. Further information related to WFNNB's loan balances and allowance for uncollectible accounts is contained in
Note 3 of the Notes To Consolidated Financial Statements included in The Limited, Inc. 1994 Annual Report to Shareholders, portions of which are annexed hereto as Exhibit 13 (the "1994 Annual Report") and is incorporated herein by reference.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of each of the Company's operating divisions, including their respective target markets.

Women's

EXPRESS - Express brings international women's sportswear and accessories with a distinctive European point of view to fashion-forward women in a spirited continental store environment.

LERNER NEW YORK - Lerner New York is a moderate-priced specialty retailer of conventional women's sportswear, ready-to-wear and coats.

LANE BRYANT - Lane Bryant focuses on sportswear, ready-to-wear, coats and intimate apparel for the fashion-conscious large size woman.

THE LIMITED - The Limited offers a full range of fashion-forward private label sportswear, ready-to-wear and accessories for women.

HENRI BENDEL - Henri Bendel offers glamorous and sophisticated women's fashions in an exclusive shopping environment.

Lingerie

VICTORIA'S SECRET STORES - Victoria's Secret Stores offers lingerie, beautiful fragrances and romantic gifts in an atmosphere of "pure indulgence."

CACIQUE - Cacique offers fashion lingerie and gifts in an European shopping environment.

VICTORIA'S SECRET CATALOGUE - Victoria's Secret Catalogue sells women's lingerie, sportswear and ready-to-wear via catalogue.

Men's

STRUCTURE - Structure offers a men's sportswear collection with a distinct international flavor. The store environment mixes classic Palladian and modern architectural styles to appeal to men with a good sense of fine design.

ABERCROMBIE & FITCH CO. - Abercrombie & Fitch provides spirited traditional sportswear for young-thinking men and women.

Personal Care & Children's

BATH & BODY WORKS - Bath & Body Works provides personal care products for women and men.

PENHALIGON'S - Penhaligon's designs, distributes, wholesales and retails a variety of perfumes, toiletries, grooming accessories and antique silver gifts.

THE LIMITED TOO - The Limited Too offers fashionable casual sportswear for girls.

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage and other information about each of the Company's operating divisions, is set forth under the caption "Management's Discussion and Analysis" of the 1994 Annual Report and is incorporated herein by reference.

COMPETITION.

The sale of apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Design, price and quality are the principal competitive factors in retail store sales. The Company's catalogue division competes with numerous national and regional catalogue merchandisers in catalogue sales. Design, price, quality and catalogue presentation are the principal competitive factors in catalogue sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail, both through stores and catalogues.

ASSOCIATE RELATIONS.

On January 28, 1995, the Company employed approximately 105,600 associates, 72,400 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Christmas season.

RECENT DEVELOPMENT.

On March 28, 1995, the Company announced that the Board of Directors has authorized management to explore and refine the following plan over the next few months:

- -        First, the Company intends to create, out of its existing operations, two new entities. The Company expects that each will be 85-90% owned by The Limited, Inc., with the balance owned by public shareholders. These entities would initially be grouped based on complementary operations and opportunity. The first one is likely to contain the lingerie and personal care businesses: Victoria's Secret Stores, Cacique, Victoria's Secret Catalogue, Bath & Body Works, Penhaligon's and Gryphon. The other new entity is likely to contain the major women's apparel businesses: Express, Lerner New York, Lane Bryant and The Limited.

- -        Second, to allow the Company's credit card bank, WFNNB, to supplement its capabilities, enhance its operations and aggressively pursue new opportunities for growth, the Company intends to seek strategic financial and marketing partners. This may involve selling a majority interest to these partners.

- -        Third, the Company's intention is to distribute the cash made available as a result of these transactions to its shareholders. The size of this special distribution will depend upon the outcome of these transactions.

- -        Finally, new ventures and the Company's other businesses -- Structure,
         Abercrombie & Fitch Co., The Limited Too, Henri Bendel and Mast Industries -- would continue to be wholly owned by The Limited, Inc.

ITEM 2.  PROPERTIES.

The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, Andover, Massachusetts and Kettering, Ohio.

The distribution and shipping facilities owned by the Company consist of seven buildings located in Columbus, Ohio, comprising approximately 5.2 million square feet. The operations of WFNNB are located in three leased facilities in the Columbus area, which, in the aggregate, cover approximately 260,000 square feet.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 1995 and 2015 and generally do not have renewal options.

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

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of January 28, 1995.

Leslie H. Wexner, 57, has been Chairman of the Board of Directors of the Company for more than five years and its President and Chief Executive Officer since he founded the Company in 1963.

Kenneth B. Gilman, 48, has been Vice Chairman and Chief Financial Officer of the Company since June 1993. Mr. Gilman was the Executive Vice President and Chief Financial Officer of the Company for more than five years prior thereto.

Michael Weiss, 53, has been Vice Chairman of the Company since June 1993. Mr. Weiss was the Chief Executive Officer of the Company's Express division for more than five years prior thereto.

Bella Wexner, over 65 years of age, has been the Secretary of the Company for more than five years.

Martin Trust, 60, has been President of Mast Industries, Inc., a wholly-owned subsidiary of the Company, for more than five years.

Arnold F. Kanarick, 54, has been Executive Vice President and Director of Human Resources since October 1992. Mr. Kanarick was Vice President, Human Resources of Analog Devices, a manufacturer of semiconductors, from 1985 to 1992.

Wade H. Buff, 60, has been Vice President, Internal Audit of the Company for more than five years.

Alfred S. Dietzel, 63, has been Vice President, Financial and Public Relations of the Company for more than five years.

Barry Erdos, 50, has been Vice President and Corporate Controller of the Company since August 1993. Mr. Erdos was Executive Vice President and Chief Financial Officer of the Company's Henri Bendel division for more than five years prior thereto.

Samuel P. Fried, 43, has been Vice President and General Counsel of the Company since November 1991. Mr. Fried was Vice President and General Counsel of Exide Corporation, a manufacturer of automotive and industrial batteries, from February 1987 to October 1991.

William K. Gerber, 40, has been Vice President, Finance of the Company since August 1993. Mr. Gerber was Vice President and Corporate Controller of the Company for more than five years prior thereto.

Patrick C. Hectorne, 42, has been Treasurer of the Company since August 1993. Mr. Hectorne was Assistant Treasurer of the Company for more than five years prior thereto.

Charles W. Hinson, 58, has been President, Store Planning of the Company for more than five years.

Jack Listanowsky, 47, has been Vice President and Chief Sourcing and Production Officer of the Company since March 1995. Mr. Listanowsky was Executive Vice President, Manufacturing and Operations for Liz Claiborne, Inc. for more than five years prior thereto.

Timothy B. Lyons, 48, has been Vice President, Taxes of the Company for more than five years.

Edward G. Razek, 46, has been Vice President and Director of Marketing of the Company since November 1993. Mr. Razek was the Executive Vice President of Marketing for Limited Stores for more than five years prior thereto.

Bruce A. Soll, 37, has been Vice President of the Company since October 1991. Mr. Soll was Counselor/Director of Policy Planning for the U.S. Department of Commerce from February 1989 to September 1991.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Information regarding markets in which the Company's common stock was traded during fiscal years 1994 and 1993, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal years 1994 and 1993 is set forth under the caption "Market Price and Dividend Information" of the 1994 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" of the 1994 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" of the 1994 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1994 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

              Not applicable.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience" and "- Information Concerning the Board of Directors" on pages 1 through 4 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 15, 1995 (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I. Information regarding family relationships is set forth under the caption "PRINCIPAL HOLDERS OF VOTING SECURITIES" on pages 13 and 14 of the Proxy Statement and is incorporated herein by reference.

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

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K.

         (a)(1)   List of Financial Statements.

The following consolidated financial statements of The Limited, Inc. and subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

         Consolidated Statements of Income for the fiscal years ended January
           28, 1995, January 29, 1994 and January 30, 1993.

         Consolidated Balance Sheets as of January 28, 1995 and January 29,
           1994.

         Consolidated Statements of Shareholders' Equity for the fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993.

         Consolidated Statements of Cash Flows for the fiscal years ended
           January 28, 1995, January 29, 1994 and January 30, 1993.

         Notes to Consolidated Financial Statements.

         Report of Independent Accountants.

         (a)(2)   List of Financial Statement Schedules.

The following consolidated financial statement schedule of The Limited, Inc. and subsidiaries is filed as part of this report pursuant to ITEM 14(d):

           II.    Valuation and Qualifying Accounts.

All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material. Columns omitted from schedules have been omitted because the information is not applicable.

         (a)(3)   List of Exhibits

         3.     Articles of Incorporation and Bylaws.

                3.1 Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1988.

                3.2 Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Annual
                           Report on Form 10-K for the fiscal year ended
                           February 2, 1991 (the "1990 Form 10-K").

         4.     Instruments Defining the Rights of Security Holders.

                4.1 Copy of the form of Global Security representing the Company's 7 1/2% Debentures due 2023, incorporated by reference to Exhibit 1 to the Company's Current
                           Report on Form 8-K dated March 4, 1993.

                4.2        $900,000,000 Credit Agreement dated as of August 30,
                           1990 (the "Credit Agreement") among the Company,
                           Morgan Guaranty Trust Company of New York and certain other banks (collectively, the "Banks"), incorporated by reference to Exhibit 4.7 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           August 4, 1990, as amended by Amendment No. 1 dated as of December 4, 1992, (reducing the aggregate amount to $560,000,000) incorporated by reference to
                           Exhibit 4.8 to the Company's Quarterly Report on Form
                           10-Q for the quarter ended October 31, 1992.

                4.3        $280,000,000 Credit Agreement dated as of December 4,
                           1992 (the "WFNNB Credit Agreement") among the World
                           Financial Network National Bank, the Company, the
                           Banks and Morgan Guaranty Trust Company of New York, incorporated by reference to Exhibit 4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1992.

                4.4 Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated March 21,
                           1989.

                4.5 Copy of the form of Global Security representing the Company's 8 7/8% Notes due August 15, 1999, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 14,
                           1989.

                4.6 Copy of the form of Global Security representing the Company's 9 1/8% Notes due February 1, 2001, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February
                           6, 1991.

                4.7 Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to
                           Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the
                           "Commission") on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the "1993 Form S-3").

                4.8 Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

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

         10.    Material Contracts.

                10.1       The Restated 1981 Stock Option Plan of The Limited,
                           Inc., incorporated by reference to Exhibit 28(b) to the Company's Registration Statement on Form S-8
                           (File No. 33-18533) (the "Form S-8").

                10.2 The 1987 Stock Option Plan of The Limited, Inc., incorporated by reference to Exhibit 28(a) to the Form S-8.

                10.3       Officers' Benefits Plan incorporated by reference to
                           Exhibit 10.4 to the Company's Annual Report on Form
                           10-K for the fiscal year ended January 28, 1989 (the
                           "1988 Form 10-K").

                10.4 The Limited Deferred Compensation Plan incorporated by reference to Exhibit 10.4 to the 1990 Form 10-K.

                10.5 Form of Indemnification Agreement between the Company and the directors and officers of the Company, incorporated by reference to Exhibit A to the Company's definitive proxy statement dated April 18, 1988 for the Company's 1988 Annual Meeting of
                           Shareholders held May 23, 1988.

                10.6 Schedule of directors and officers who became parties to Indemnification Agreements effective May 23, 1988, incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 1988.

                10.7 Supplemental schedule of officer who became a party to an Indemnification Agreement effective May 23,
                           1988 incorporated by reference to Exhibit 10.7 to the 1988 Form 10-K.

                10.8 Supplemental schedule of directors and officers who became parties to Indemnification Agreements incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1992.

                10.9 Supplemental schedule of officer who became party to an Indemnification Agreement effective November 16,
                           1992 incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993.

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

                10.12 Supplemental schedule of director who became party to an Indemnification Agreement effective January 27,
                           1995.

                10.13 Supplemental schedule of officer who became party to an Indemnification Agreement effective March 20,
                           1995.


         11     Statement re Computation of Per Share Earnings.

         12     Statement re Computation of Ratio of Earnings to Fixed Charges.

         13     Excerpts from the 1994 Annual Report to Shareholders.

         21     Subsidiaries of the Registrant.

         23     Consent of Independent Accountants.

         24     Powers of Attorney.

         99     Annual Report of The Limited, Inc. Savings and Retirement Plan.

         (b)    Reports on Form 8-K.

                No reports on Form 8-K were filed during the fourth quarter of fiscal year 1994.

         (c)    Exhibits.

                The exhibits to this report are listed in section (a)(3) of Item
                14 above.

         (d)    Financial Statement Schedules

                The financial statement schedule filed with this report is listed in section (a)(2) of Item 14 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 25, 1995

                                       THE LIMITED, INC.
                                       (registrant)

                                       By /s/ KENNETH B. GILMAN
                                         ----------------------------
                                         Kenneth B. Gilman,
                                         Vice Chairman and
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 25, 1995:

         Signature                                            Title
         ---------                                            -----
/s/ LESLIE H. WEXNER*                                         Chairman of the Board of Directors,
- -----------------------------                                 President and Chief Executive Officer
Leslie H. Wexner

/s/ KENNETH B. GILMAN                                         Director, Vice Chairman,
- -----------------------------                                 Chief Financial Officer and
Kenneth B. Gilman                                             Principal Accounting Officer


/s/ MICHAEL A. WEISS *                                        Director and Vice Chairman
- -----------------------------
Michael A. Weiss

                                                              Director
- -----------------------------
Bella Wexner

/s/ MARTIN TRUST*                                             Director
- -----------------------------
Martin Trust

/s/ EUGENE M. FREEDMAN*                                       Director
- -----------------------------
Eugene M. Freedman



/s/ E. GORDON GEE*                                            Director
- -----------------------------
E. Gordon Gee

/s/ THOMAS G. HOPKINS*                                        Director
- -----------------------------
Thomas G. Hopkins

/s/ DAVID T. KOLLAT*                                          Director
- -----------------------------
David T. Kollat

/s/ CLAUDINE MALONE*                                          Director
- -----------------------------
Claudine Malone

/s/ DONALD B. SHACKELFORD*                                    Director
- -----------------------------
Donald B. Shackelford

/s/ ALLAN R. TESSLER*                                         Director
- -----------------------------
Allan R. Tessler

/s/ RAYMOND ZIMMERMAN*                                        Director
- -----------------------------
Raymond Zimmerman


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

                               ----------------


================================================================================

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Shareholders of
The Limited, Inc.

We have audited the consolidated financial statements of The Limited, Inc. and Subsidiaries as of January 28, 1995, and January 29, 1994, and for each of the three fiscal years in the period ended January 28, 1995, which financial statements are included on pages 66 through 77 of the 1994 Annual Report to Shareholders of the Limited, Inc. and incorporated by reference herein. We have also audited the financial statement schedule for each of the three fiscal years in the period ended January 28, 1995, listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Limited, Inc. and Subsidiaries as of January 28, 1995 and January 29, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for each of the three fiscal years in the period ended January 28, 1995 referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.




                                              COOPERS & LYBRAND L.L.P.

Columbus, Ohio
February 13, 1995

                                                                   Schedule II

                      THE LIMITED, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                 FOR THE FISCAL YEARS ENDED JANUARY 28, 1995,
                     JANUARY 29, 1994 AND JANUARY 30, 1993


                                                                       (THOUSANDS)


                                      Balance at       Charged to        Charged to                         Balance at
                                     Beginning of       Costs and          Other                              End of
                                     Fiscal Year        Expenses          Accounts        Deductions       Fiscal Year
                                     ------------      ----------        ----------       ----------       -----------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
Fiscal year ended January 28, 1995     $34,897           72,725              -            62,676(A)          $44,946
                                       =======           ======              ==           ==========         ========


Fiscal year ended January 29, 1994     $24,973           50,803              -            40,879(A)          $34,897
                                       =======           ======              ==           ==========         ========

Fiscal year ended January 30, 1993     $24,678           40,026              -            39,731(A)          $24,973
                                       =======           ======              ==           ==========         ========

(A) - Write-offs, net of recoveries

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                                    --------

                                THE LIMITED, INC.
             (exact name of Registrant as specified in its charter)

                                    --------

                                    EXHIBITS

                                    --------

================================================================================

                                  EXHIBIT INDEX

Exhibit No.         Document
- -----------         --------------------------------
     10.12          Supplemental Schedule of Director who Became Part to an
                    Indemnification Agreement.

     10.13          Supplemental Schedule of Officer who Became Party to an
                    Indemnification Agreement.

     11             Statement re Computation of Per Share Earnings.

     12             Statement re Computation of Ratio of Earnings to Fixed
                    Charges.

     13             Excerpts from the 1994 Annual Report to Shareholders.

     21             Subsidiaries of the Registrant.

     23             Consent of Independent Accountants.

     24             Powers of Attorney.

     27             Financial Data Schedule.

     99             Annual Report of The Limited, Inc. Savings and Retirement
                    Plan.