Form 10-Q
period 1995-04-29
LIMITED INC
filed 1995-06-12
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                       ----------------------------------

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to___________________



                         Commission file number 1-8344
                                                ------


                                THE LIMITED, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



     Delaware                                           31-1029810
- -------------------------------            ----------------------------------
(State or other jurisdiction of            (I.R.S.Employer Identification No.)
incorporation or organization)



           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
           ---------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code     (614)   479-7000
                                                       ----------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X       No
                                                ---------    -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                                    Outstanding at May 26, 1995
- ----------------------------              ----------------------------------
Common Stock, $.50 Par Value                      357,319,798 Shares

                               THE LIMITED, INC.
                               TABLE OF CONTENTS



                                                                                                      Page No.
                                                                                                      --------

Part I.   Financial Information

    Item 1.  Financial Statements
         Consolidated Statements of Income
             Thirteen Weeks Ended
                 April 29, 1995 and April 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .    3

         Consolidated Balance Sheets
                 April 29, 1995 and January 28, 1995  . . . . . . . . . . . . . . . . . . . . . . . .    4

         Consolidated Statements of Cash Flows
             Thirteen Weeks Ended
                 April 29, 1995 and April 30, 1994  . . . . . . . . . . . . . . . . . . . . . . . . .    5

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .    6

    Item 2.  Management's Discussion and Analysis of
                 Results of Operations and Financial Condition  . . . . . . . . . . . . . . . . . . .   10


Part II.  Other Information

    Item 4.  Submission of Matters to a Vote of Security
                 Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

    Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . .     15

                         PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                                              THE LIMITED, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF INCOME
                                              (Thousands except per share amounts)

                                                            (Unaudited)

                                                                              Thirteen Weeks Ended
                                                                        ------------------------------
                                                                        April 29,             April 30,
                                                                          1995                  1994
                                                                        ---------             ----------
NET SALES                                                                $1,588,134            $1,481,628

    Cost of Goods Sold, Occupancy and
        Buying Costs                                                      1,185,468             1,096,697
                                                                          ---------             ---------
GROSS INCOME                                                                402,666               384,931

    General, Administrative and Store
        Operating Expenses                                                  322,646               293,761
                                                                          ---------             ---------
OPERATING INCOME                                                             80,020                91,170

    Interest Expense                                                        (16,488)              (14,670)

    Other Income, net                                                         2,679                 2,776
                                                                          ---------             ---------

INCOME BEFORE INCOME TAXES                                                   66,211                79,276

    Provision for Income Taxes                                               27,000                32,000
                                                                          ---------             ---------
NET INCOME                                                                  $39,211               $47,276
                                                                          =========             =========
NET INCOME PER SHARE                                                           $.11                  $.13
                                                                          =========             =========

DIVIDENDS PER SHARE                                                            $.10                  $.09
                                                                          =========             =========
WEIGHTED AVERAGE SHARES
    OUTSTANDING                                                             357,975               358,563
                                                                          =========             =========
The accompanying notes are an integral part of these consolidated financial statements.

                                                       THE LIMITED, INC. AND SUBSIDIARIES

                                                           CONSOLIDATED BALANCE SHEETS

                                                                   (Thousands)

                                                                        April 29,            January 28,
                                 ASSETS                                    1995                  1995
                                 ------                                 -----------          -------------
                                                                        (Unaudited)
CURRENT ASSETS:
    Cash and Equivalents                                                    $59,967              $242,780
    Accounts Receivable                                                   1,252,495             1,292,399
    Inventories                                                             985,533               870,440
    Other                                                                   140,905               142,047
                                                                        ------------          -------------
TOTAL CURRENT ASSETS                                                      2,438,900             2,547,666

PROPERTY AND EQUIPMENT, NET                                               1,693,498             1,692,145

OTHER ASSETS                                                                337,140               330,266
                                                                        ------------          -------------
TOTAL ASSETS                                                             $4,469,538            $4,570,077
                                                                        ============          =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES:
    Accounts Payable                                                       $260,407              $275,303
    Accrued Expenses                                                        347,591               372,676
    Certificates of Deposit and Commercial Paper                             70,089                25,200
    Income Taxes                                                             22,402               124,376
                                                                         ------------          -------------
TOTAL CURRENT LIABILITIES                                                   700,489               797,555

LONG-TERM DEBT                                                              650,000               650,000

DEFERRED INCOME TAXES                                                       300,835               306,139

OTHER LONG-TERM LIABILITIES                                                  57,618                55,427

SHAREHOLDERS' EQUITY:
    Common Stock                                                            189,727               189,727
    Paid-in Capital                                                         134,634               132,938
    Retained Earnings                                                     2,720,002             2,716,516
                                                                         ------------          -------------
                                                                          3,044,363             3,039,181

    Less Treasury Stock, at cost                                           (283,767)             (278,225)
                                                                         ------------          -------------
TOTAL SHAREHOLDERS' EQUITY                                                2,760,596             2,760,956
                                                                         ------------          -------------
TOTAL LIABILITIES AND SHAREHOLDERS'
    EQUITY                                                               $4,469,538            $4,570,077
                                                                         ============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                                                     Thirteen Weeks Ended
                                                                                 --------------------------
                                                                                 April 29,         April 30,
                                                                                    1995             1994
                                                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                   $39,211           $47,276

    Impact of other operating activities on cash flows:
        Depreciation and amortization                                             69,548            67,978
        Changes in assets and liabilities:
            Accounts receivable                                                   39,904            (9,965)
            Inventory                                                           (115,093)          (69,737)
            Accounts payable and accrued expenses                                (39,981)          (29,124)
            Income taxes                                                        (101,974)          (65,832)
            Other assets and liabilities                                         (10,873)           (5,987)
                                                                                ---------         ---------
NET CASH USED FOR OPERATING ACTIVITIES                                          (119,258)          (65,391)
                                                                                ---------         ---------
CASH USED FOR INVESTING ACTIVITIES
    Capital expenditures                                                         (68,873)          (68,105)
                                                                                ---------         ---------
FINANCING ACTIVITIES:
    Net proceeds of commercial paper
        borrowings and certificates of deposits                                   44,889             1,400
    Dividends paid                                                               (35,725)          (32,209)
    Purchase of treasury stock                                                    (8,981)             -
    Stock options and other                                                        5,135             2,862
                                                                                ---------         ---------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                               5,318           (27,947)
                                                                                ---------         ---------

NET DECREASE IN CASH AND EQUIVALENTS                                            (182,813)         (161,443)
    Cash and equivalents, beginning of year                                      242,780           320,558
                                                                                ---------         ---------
CASH AND EQUIVALENTS, END OF PERIOD                                              $59,967          $159,115
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

   The consolidated financial statements as of and for the periods ended April 29, 1995 and April 30, 1994 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1994 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

   The consolidated financial statements as of and for the thirteen week periods ended April 29, 1995 and April 30, 1994 included herein have been reviewed by the independent accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.


2. ADOPTION OF ACCOUNTING STANDARD

   Management evaluates the recoverability of goodwill and other long-lived assets and several factors are used in the valuation including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. During March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company adopted SFAS 121 in the first quarter of 1995, the adoption of which did not have a material effect on the results of operations or financial condition.





3.  INVENTORIES

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

4. INCOME TAXES

   The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the first quarter of 1995 and 1994 approximated $133.1 million and $98.2 million.

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


5. FINANCING ARRANGEMENTS

   Long-term debt consisted of (thousands):

                                                           April 29,          January 28,
                                                             1995                 1995
                                                           ----------         ------------
   7 1/2% Debentures due March 2023                         $250,000             $250,000
   7.80% Notes due May 2002                                  150,000              150,000
   9 1/8% Notes due February 2001                            150,000              150,000
   8 7/8% Notes due August 1999                              100,000              100,000
                                                           ----------         ------------
                                                            $650,000             $650,000
                                                           ==========         ============

   The Company maintains two revolving credit agreements (the "Agreements") totaling $840 million. One Agreement provides the Company available borrowings of up to $490 million. The other Agreement provides World Financial Network National Bank (WFNNB), a wholly-owned consolidated subsidiary, available borrowings of up to $350 million. Borrowings outstanding under the Agreements are due December 4, 1999. However, the revolving terms of each of the Agreements may be extended an additional two years upon notification by the Company at least 60 days prior to December 4, 1996, subject to the approval of the lending banks. Both Agreements have similar borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Aggregate commitment and facility fees for the Agreements approximate 0.16% of the total commitment. Both Agreements place restrictions on the amount of the Company's working capital, debt and net worth. No amounts were outstanding under the Agreements at April 29, 1995.

   The Agreements support the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. Approximately $25 million of commercial paper was outstanding at April 29, 1995.

   Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

   All long-term debt outstanding at April 29, 1995 and January 28, 1995 is unsecured.

   Interest paid during the first quarter of 1995 and 1994 approximated $24.4 million and $18.6 million.


6. PROPERTY AND EQUIPMENT, NET


       Property and equipment, net, consisted of (thousands):



                                                                  April 29,            January 28,
                                                                    1995                   1995
                                                                  -----------           ------------
       Property and equipment, at cost                             $2,852,630            $2,798,415
       Accumulated depreciation and amortization                   (1,159,132)           (1,106,270)
                                                                  -----------           ------------
       Property and equipment, net                                 $1,693,498            $1,692,145
                                                                  ===========           ============

7. RECENT DEVELOPMENT

   On May 15, 1995, the Company announced that the Board of Directors approved implementation of a plan which includes the creation of two new public companies out of existing operations and a special distribution of cash to shareholders:

   o The two new companies will be approximately 85% owned by The Limited, Inc., with the balance owned by public shareholders. The companies will be grouped based on complementary operations and opportunities: the first, Intibrands, Inc., a newly formed company, will contain Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, Cacique, Penhaligon's and Gryphon. The second company, still to be named, will contain Express, Limited Stores, Lerner New York, Lane Bryant and Henri Bendel;


   o The Company plans to sell a significant or majority interest in the Company's credit card bank, World Financial Network/Limited Credit Services, to one or more strategic financial and/or marketing partners;


   o The Company plans to distribute the proceeds, which will become available as a result of these transactions, to shareholders. The size of this special distribution will depend upon the outcome of these transactions.

                  REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of
 The Board of Directors of
 The Limited, Inc.


We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at April 29, 1995, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended April 29, 1995 and April 30, 1994. These financial statements are the responsibility of the Company's management.


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


We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 28, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 13, 1995 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                COOPERS & LYBRAND L.L.P.



Columbus, Ohio
June 6, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the first quarter of 1995 grew to $1.588 billion, an increase of 7% from $1.482 billion a year ago. Net income for the quarter was $39.2 million compared to $47.3 million last year and earnings per share were $0.11 versus $0.13 in 1994.

Divisional highlights include the following:

         Victoria's Secret Stores had a very strong first quarter, with record sales and near-record operating income.

         Victoria's Secret Catalogue produced a 27% increase in sales over the first quarter of 1994 and record operating income. The business successfully mailed Spring editions of its Swimsuit and Country Collection issues.

         Bath & Body Works more than doubled sales and nearly tripled their operating income over the prior year on a store-for-store sales increase of 28%. This business opened 30 stores in the first quarter, and plans to open a record 190 new and 11 remodeled stores this year, bringing the total to over 500 stores by the end of 1995.

         Express continued its fourth quarter momentum and produced a significant improvement in operating income in the first quarter of 1995 over 1994's first quarter.

         Abercrombie & Fitch Co. produced a profit for the first time in a first quarter, primarily on the strength of increased sales and improved margins.

         In anticipation of second quarter demand, inventory levels will continue to build at Limited Stores and Lerner New York. Even with these increases, Limited Stores and Lerner New York inventory levels will remain under historic levels on a per square foot basis.

Financial Summary


The following summarized financial data compares the thirteen week period ended April 29, 1995 to the comparable period for 1994:


                                                 First Quarter        First Quarter       % Change
                                                    1995                 1994          From Prior Year
                                                 -------------        -------------    --------------
Net sales (millions):
Victoria's Secret Stores                               $241                $222                  9%
Victoria's Secret Catalogue                             155                 122                 27%
Bath & Body Works                                        66                  32                106%
Cacique                                                  15                  20                (25%)
Other                                                     3                   2                 50%
                                                 -------------        -------------    --------------
    Total Intibrands, Inc.                             $480                $398                 21%
                                                 -------------        -------------    --------------
Express                                                 304                 265                 15%
Lerner New York                                         219                 222                 (1%)
Lane Bryant                                             204                 223                 (9%)
The Limited                                             179                 204                (12%)
Henri Bendel                                             21                  19                 11%
                                                 -------------        -------------    --------------
    Total women's                                      $927                $933                 (1%)
                                                 -------------        -------------    --------------
Structure                                               104                  93                 12%
Abercrombie & Fitch Co.                                  33                  23                 43%
The Limited Too                                          44                  35                 26%
                                                 -------------        -------------    --------------
    Total net sales                                  $1,588              $1,482                  7%
                                                 =============        =============    ==============

                                                          First Quarter        First Quarter       % Change
                                                             1995                 1994          From Prior Year
                                                          -------------        -------------    --------------
OPERATING INCOME (MILLIONS):

Intibrands, Inc.                                              $40                 $27                 48%
Women's                                                        12                  33                (64%)
Other                                                          28                  31                (10%)
                                                          -------------        -------------    --------------
Total operating income                                        $80                 $91                (12%)
                                                          =============        =============
Increase (decrease) in comparable store sales:

Victoria's Secret Stores                                       2%                 13%
Bath & Body Works                                             28%                 42%
Cacique                                                      (29%)                 3%
                                                          -------------        -------------
    Total Intibrands, Inc.                                     3%                 15%
                                                          -------------        -------------
Express                                                        8%                (10%)
Lerner New York                                                0%                 (3%)
Lane Bryant                                                   (9%)                 6%
The Limited                                                  (13%)               (18%)
Henri Bendel                                                  11%                 8%
                                                          -------------        -------------
    Total women's                                             (3%)                (6%)
                                                          -------------        -------------
Structure                                                     (4%)                21%
Abercrombie & Fitch Co.                                        7%                 15%
The Limited Too                                                6%                 36%
                                                          -------------        -------------
Total comparable store sales
    increase (decrease)                                       (1%)                 0%
                                                          =============        =============
Retail sales increase
    attributable to new and
    remodeled stores                                           6%                  5%

Retail sales per average selling
    square foot                                            $55.63              $55.53                   -


Retail sales per average store
    (thousands)                                              $292                $294                 (1%)

Average store size at end
    of quarter (square feet)                                5,226               5,291                 (1%)

Retail selling square feet
    (thousands)                                            25,892              24,555                  5%

Number of stores:
Beginning of year                                           4,867               4,623
    Opened                                                     97                  50

    Closed                                                    (10)                (32)
                                                          -------------        -------------
End of first quarter                                        4,954               4,641
                                                          =============        =============

                                               Number of Stores                      Selling Sq. Ft. (thousands)
                                   ----------------------------------------     --------------------------------------
                                                                   Change                                     Change
                                    April 29,      April 30,     From Prior     April 29,     April 30,     From Prior
                                       1995          1994          Period         1995           1994         Period
                                    --------       ---------     ----------     ---------     ---------     ----------
Victoria's Secret Stores                 609            577           32           2,646         2,402            244
Bath & Body Works                        347            213          134             549           279            270
Cacique                                  117            109            8             352           322             30
Penhaligon's                               4              7           (3)              2             3             (1)
                                    --------       ---------     ----------     ---------     ---------     ----------
    Total Intibrands, Inc.             1,077            906          171           3,549         3,006            543
                                    --------       ---------     ----------     ---------     ---------     ----------
Express                                  720            682           38           4,401         3,985            416
Lerner New York                          843            871          (28)          6,536         6,761           (225)
Lane Bryant                              814            817           (3)          3,866         3,852             14
The Limited                              711            725          (14)          4,328         4,422            (94)
Henri Bendel                               4              4            -              88            93             (5)
                                    --------       ---------     ----------     ---------     ---------     ----------
    Total women's                      3,092          3,099           (7)         19,219        19,113            106
                                    --------       ---------     ----------     ---------     ---------     ----------
Structure                                473            402           71           1,784         1,455            329
Abercrombie & Fitch Co.                   72             50           22             580           412            168
The Limited Too                          240            184           56             760           569            191

Total stores and selling            --------       ---------     ----------     ---------     ---------     ----------
square feet                            4,954          4,641          313          25,892        24,555          1,337
                                    ========       =========     ==========     =========     =========     ==========

Net Sales
- ---------
Net sales for the first quarter of 1995 increased 7% over the first quarter of 1994, primarily as a result of the net addition of new and expanded stores. During the first quarter of this year, the Company opened 97 new stores, remodeled 38 stores and closed 10 stores.

Sales at the Intibrand businesses for the first quarter of 1995 increased 21% over the same period last year. This increase was attributable to the net addition of 171 new stores, a 3% increase in comparable store sales and a 27% increase in catalogue net sales.

Sales at the women's businesses for the first quarter of 1995 decreased 1% over the first quarter of 1994, primarily due to the 3% decline in comparable store sales.

Gross Income
- ------------
Gross income, expressed as a percentage of sales, decreased to 25.4% for the first quarter of 1995 from 26.0% in the first quarter of 1994. Merchandise margins decreased .4%, reflecting slightly higher markdowns in the first quarter of 1995. Buying and occupancy costs also increased .3% as a percentage of sales.

General, Administrative and Store Operating Expenses
- ----------------------------------------------------
General, administrative and store operating expenses, expressed as a percentage of sales, increased to 20.3% for the first quarter of 1995 as compared to 19.8% for the same period in 1994. This increase was primarily due to lower sales productivity. Sales productivity, which is initially lower in new and remodeled stores, was also slightly lower in existing stores. The Company continues to maintain a high level of customer service.

Operating Income
- ----------------
Operating income, as a percentage of sales, was 5.0% and 6.2% for the first quarter of 1995 and 1994. The decrease was due to lower merchandise margins resulting from increased markdowns, higher buying and occupancy costs and higher general, administrative and store operating expenses, expressed as a percentage of sales.

Interest Expense
- ----------------

                                                          First Quarter
                                                     -----------------------
                                                      1995            1994
                                                     ------          -------
Average Borrowings                                    $736.9          $681.3
    (millions)

Average Effective Interest Rate                        8.95%           8.61%

Interest expense increased $1.8 million in the first quarter of 1995 as compared to the first quarter of 1994. Higher interest rates increased interest costs approximately $.6 million, while higher borrowing levels increased interest costs approximately $1.2 million.

FINANCIAL CONDITION

Liquidity and Capital Resources
- -------------------------------
Cash provided from operating activities, commercial paper backed by funds available under committed long-term credit agreements and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                                        April 29,            January 28,
                                                                          1995                  1995
                                                                        -----------          ------------
Working Capital                                                          $1,738,411            $1,750,111
                                                                        ===========          =============
Capitalization -
    Long-term debt                                                         $650,000              $650,000
    Deferred income taxes                                                   300,835               306,139
    Shareholders' equity                                                  2,760,596             2,760,956
                                                                        -----------          ------------
Total Capitalization                                                     $3,711,431            $3,717,095
                                                                        ===========          =============
Additional amounts available under
    long-term credit agreements                                            $815,311              $840,000
                                                                        ===========          =============

Net cash used for operating activities was $119.3 million in the first quarter of 1995 versus $65.4 million in the first quarter last year. Cash requirements in the first quarter for inventories and income taxes are typical due to the timing of Spring season merchandise deliveries and tax payments associated with fourth quarter earnings. In 1995, the decline in the accounts receivable balance was due to the payments by proprietary credit card holders on fourth quarter 1994 credit balances. Cash requirements for accounts receivable increased in the first quarter of 1994 due to the growth of the number of proprietary credit card holders, which increased at a faster rate than cardholder payments.


Investing activities included capital expenditures, primarily for new and remodeled stores. Financing activities included the repurchase of $9.0 million of the Company's common stock, which represented approximately .5 million shares. Cash dividends paid increased to $.10 per share in 1995 from $.09 per share in 1994.

On May 19, 1995, as discussed in note 7, the Company, through two subsidiaries of Intibrands, Inc., borrowed $250 million under a new bank credit agreement.

The Company announced on May 15, 1995 that the Board of Directors approved implementation of a plan which includes (1) the creation of two new public companies out of existing operations to be approximately 85% owned by The Limited, Inc., (2) the sale of a significant or majority interest in the Company's credit card bank, and (3) the distribution of proceeds to shareholders which will become available as a result of these transactions. See note 7 for additional discussion of the plan. Management believes that implementation of the plan will not have a material adverse effect on the liquidity and capital resources of the Company.

Capital Expenditures
- --------------------
Capital expenditures totaled $68.9 million for the first quarter of 1995, compared to $68.1 million for the first quarter of 1994. The Company anticipates spending $325 - $375 million for capital expenditures in 1995, of which $230 - $270 million will be for new stores, the remodeling of existing stores and related improvements for the retail businesses.

The Company expects that substantially all 1995 capital expenditures will be funded by net cash provided by operating activities. In addition, the Company presently has available $815 million under its long-term credit agreements and has the ability to offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

                          PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders on May 15, 1995. The matters voted upon and the results of the voting were as follows:

         (a) Leslie H. Wexner, Eugene M. Freedman, Kenneth B. Gilman, David T. Kollat and Michael A. Weiss were elected to the Board of Directors for a term of three years. Of the 296,182,471 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld, were as follows with respect to each of the nominees:


                                                                                                 Shares as to Which
                                                                      Shares Voted for             Voting Authority
                                   Name                                   Election                    Withheld
                        --------------------------            ----------------------------     ---------------------------
                            Leslie H. Wexner                            294,283,691                   1,898,780
                            Eugene M. Freedman                          294,314,058                   1,868,413
                            Kenneth B. Gilman                           294,300,510                   1,881,961
                            David T. Kollat                             294,260,617                   1,921,854
                            Michael A. Weiss                            294,288,649                   1,893,822

              In addition, directors whose term of office continued after the Annual Meeting were: E. Gordon Gee, Thomas G. Hopkins, Claudine
              B. Malone, Donald B. Shackelford, Allan R. Tessler, Martin Trust, Bella Wexner and Raymond Zimmerman.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits.
         ---------
         4.      Instruments Defining the Rights of Security Holders.

         4.1.    Copy of the form of Global Security representing the Company's 7 1/2%  Debentures due 2023, incorporated by reference Exhibit 1 to the Company's  Current Report on Form 8-K dated March 4, 1993.

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

         11.       Statement re: Computation of Per Share Earnings.

         12.       Statement re: Computation of Ratio of Earnings to Fixed Charges.

         15.       Letter re:  Unaudited Interim Financial Information to Securities and Exchange Commission re:  Incorporation of
                   Accountants' Report.

         27.       Financial Data Schedule.


(b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the first quarter of fiscal year 1995.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               THE LIMITED, INC.
                                  (Registrant)



                   By  /s/ Kenneth B. Gilman
                       ---------------------
                       Kenneth B. Gilman,
                       Vice Chairman and Chief
                       Financial Officer*


Date:  June 9, 1995

- -------------------

* Mr. Gilman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX



Exhibit No.             Document
- -----------             ----------------------------------------------------------------
     11                 Statement re Computation of
                        Per Share Earnings.

     12                 Statement re Ratio of
                        Earnings to Fixed Charges.

     15                 Letter re: Unaudited Interim Financial Information re:
                        Incorporation of Report of Independent Accountants

     27                 Financial Data Schedule