Form 10-Q
period 1995-07-29
LIMITED INC
filed 1995-09-11
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                      __________________________________


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 1995
                               -------------

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________________



                         Commission file number 1-8344
                                                ------



                               THE LIMITED, INC.
                       ---------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                      31-1029810
-------------------------------            ---------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)



           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
           ---------------------------------------------------------
           (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code     (614)   479-7000
                                                   -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X       No
                                          -----        _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class             Common       Outstanding at September 1, 1995
------------------------              --------------------------------------
Stock, $.50 Par Value                       358,122,358 Shares

                               THE LIMITED, INC.
                               TABLE OF CONTENTS



                                                                       Page No.
                                                                       --------
Part I.  Financial Information

  Item 1.  Financial Statements
      Consolidated Statements of Income
        Thirteen and Twenty-six Weeks Ended
          July 29, 1995 and July 30, 1994..............................   3

      Consolidated Balance Sheets
          July 29, 1995 and January 28, 1995...........................   4

      Consolidated Statements of Cash Flows
        Twenty-six Weeks Ended
          July 29, 1995 and July 30, 1994..............................   5

      Notes to Consolidated Financial Statements.......................   6

  Item 2.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition.............  11

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K............................  18

                        PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share amounts)

                                  (Unaudited)

                                    Thirteen Weeks Ended             Twenty-six Weeks Ended
                                 ----------------------------     ---------------------------
                                  July 29,         July 30,        July 29,         July 30,
                                    1995             1994            1995             1994
                                 -----------      -----------     -----------      ----------

NET SALES                        $1,718,643       $1,585,392      $3,306,777       $3,067,020

  Cost of Goods Sold, Occupancy
    and Buying Costs              1,294,947        1,182,726       2,480,415        2,279,423
                                 -----------      -----------     -----------      ----------

GROSS INCOME                        423,696          402,666         826,362          787,597

  General, Administrative and
    Store Operating Expenses        326,943          300,400         649,589          594,161
                                 -----------      -----------     -----------      ----------

OPERATING INCOME                     96,753          102,266         176,773          193,436

  Interest Expense                  (20,200)         (14,750)        (36,688)         (29,420)

  Other Income, net                   4,209            1,316           6,888            4,092
                                 -----------      -----------     -----------      ----------

INCOME BEFORE INCOME TAXES           80,762           88,832         146,973          168,108

  Provision for Income Taxes         32,000           35,000          59,000           67,000
                                 -----------      -----------     -----------      ----------

NET INCOME                       $   48,762       $   53,832      $   87,973       $  101,108
                                 ===========      ===========     ===========      ==========

NET INCOME PER SHARE             $      .14       $      .15      $      .25       $      .28
                                 ===========      ===========     ===========      ==========

DIVIDENDS PER SHARE              $      .10       $      .09      $      .20       $      .18
                                 ===========      ===========     ===========      ==========

WEIGHTED AVERAGE SHARES
OUTSTANDING                         358,961          358,634         358,468          358,599
                                 ===========      ===========     ===========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                             July 29,      January 28,
              ASSETS                           1995            1995
              ------                     --------------  --------------
                                           (Unaudited)

CURRENT ASSETS:
  Cash and Equivalents                      $  262,591      $  242,780
  Accounts Receivable                        1,262,229       1,292,399
  Inventories                                1,081,628         870,440
  Other                                        153,084         142,047
                                           --------------  --------------

TOTAL CURRENT ASSETS                         2,759,532       2,547,666

PROPERTY AND EQUIPMENT, NET                  1,735,833       1,692,145

OTHER ASSETS                                   362,369         330,266
                                           --------------  --------------

TOTAL ASSETS                                $4,857,734      $4,570,077
                                           ==============  ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                          $  352,760      $  275,303
  Accrued Expenses                             383,735         372,676
  Certificates of Deposit                       61,000          25,200
  Notes Payable                                250,000               -
  Income Taxes                                  11,232         124,376
                                           --------------  --------------

TOTAL CURRENT LIABILITIES                    1,058,727         797,555

LONG-TERM DEBT                                 650,000         650,000

DEFERRED INCOME TAXES                          300,244         306,139

OTHER LONG-TERM LIABILITIES                     56,649          55,427

SHAREHOLDERS' EQUITY:
  Common Stock                                 189,727         189,727
  Paid-in Capital                              142,914         132,938
  Retained Earnings                          2,733,228       2,716,516
                                           --------------  --------------
                                             3,065,869       3,039,181

  Less Treasury Stock, at average cost        (273,755)       (278,225)
                                           --------------  --------------

TOTAL SHAREHOLDERS' EQUITY                   2,792,114       2,760,956
                                           --------------  --------------

TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                    $4,857,734      $4,570,077
                                           ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                                                    Twenty-six Weeks Ended
                                                                                 -----------------------------
                                                                                   July 29,         July 30,
                                                                                     1995             1994
                                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                       $  87,973       $ 101,108

  Impact of other operating activities on cash flows:
    Depreciation and amortization                                                    141,410         127,928
    Changes in assets and liabilities:
      Accounts receivable                                                             30,822         (63,127)
      Inventories                                                                   (193,488)       (133,616)
      Accounts payable and accrued expenses                                           79,090          86,411
      Income taxes                                                                  (113,144)        (63,691)
      Other assets and liabilities                                                   (37,492)        (73,656)
                                                                                 -------------   -------------

NET CASH USED FOR OPERATING ACTIVITIES                                                (4,829)        (18,643)
                                                                                 -------------   -------------

INVESTING ACTIVITIES:
  Capital expenditures                                                              (170,345)       (142,588)
  Businesses acquired                                                                (18,000)              -
                                                                                 -------------   -------------
NET CASH USED FOR INVESTING ACTIVITIES                                              (188,345)       (142,588)
                                                                                 -------------   -------------

FINANCING ACTIVITIES:
  Net proceeds from commercial paper borrowings and certificates of deposit           35,800           7,300
  Proceeds from short-term borrowings                                                250,000               -
  Dividends paid                                                                     (71,261)        (64,433)
  Purchase of treasury stock                                                          (8,981)              -
  Stock options and other                                                              7,427           6,056
                                                                                 -------------   -------------

NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                               212,985         (51,077)
                                                                                 -------------   -------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                       19,811        (212,308)
  Cash and equivalents, beginning of year                                            242,780         320,558
                                                                                 -------------   -------------

CASH AND EQUIVALENTS, END OF PERIOD                                                $ 262,591       $ 108,250
                                                                                 =============   =============

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

     The consolidated financial statements as of and for the periods ended July 29, 1995 and July 30, 1994 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1994 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of July 29, 1995 and for the thirteen and twenty-six week periods ended July 29, 1995 and July 30, 1994 included herein have been reviewed by the independent accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.   ADOPTION OF ACCOUNTING STANDARD

     Management evaluates the recoverability of goodwill and other long-lived assets and several factors are used in the valuation including, but not limited to, management's plans for future operations, recent operating results and projected cash flows. During March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that full recoverability is questionable. The Company adopted SFAS 121 in the first quarter of 1995, the adoption of which did not have a material effect on the results of operations or financial condition.

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

4.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended July 29, 1995 and July 30, 1994 approximated $156.5 million and $130.4 million.

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

5.   FINANCING ARRANGEMENTS

     In connection with the implementation of a plan to create two new public companies out of existing operations (see Note 8), two wholly-owned subsidiaries of the Company borrowed $250 million under a bank credit agreement in May 1995. The agreement has interest rates which are based on either the lenders' "Base Rate," as defined, or a LIBOR-related rate. The interest rate at July 29, 1995 was 6.58%. The scheduled final maturity of the borrowings under the credit agreement is May 19, 2000 although such amounts must be paid in full in the event that the subsidiaries cease to be wholly-owned by the Company. It is anticipated that all borrowings under the credit agreement will be prepaid in connection with the proposed public offering and therefore such amounts are classified as short-term borrowings. The Company may prepay the outstanding borrowings at any time.

     Long-term debt consisted of (thousands):

                                         July 29,    January 28,
                                           1995         1995
                                       -----------  ------------
     7 1/2% Debentures due March 2023   $250,000     $250,000
     7.80% Notes due May 2002            150,000      150,000
     9 1/8% Notes due February 2001      150,000      150,000
     8 7/8% Notes due August 1999        100,000      100,000
                                       -----------  ------------

                                        $650,000     $650,000
                                       ===========  ============

     All long-term debt outstanding at July 29, 1995 and January 28, 1995 is unsecured.

     The Company maintains two revolving credit agreements (the "Agreements") totaling $840 million. One Agreement provides the Company available borrowings of up to $490 million. The other Agreement provides World Financial Network National Bank (WFNNB), a wholly-owned consolidated subsidiary, available borrowings of up to $350 million. Borrowings outstanding under the Agreements are due December 4, 1999. However, the revolving terms of each of the Agreements may be extended an additional two years upon notification by the Company at least 60 days prior to December 4, 1996, subject to the approval of the lending banks. Both Agreements have similar borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Aggregate commitment and facility fees for the Agreements approximate 0.16% of the total commitment. Both Agreements place restrictions on the amount of the Company's working capital, debt and net worth. No amounts were outstanding under the Agreements at July 29, 1995.

     The Agreements support the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. No commercial paper was outstanding at July 29, 1995.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     Interest paid during the twenty-six weeks ended July 29, 1995 and July 30, 1994 approximated $34.5 million and $24.1 million.

6.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):


                                                     July 29,       January 28,
                                                       1995            1995
                                                 ---------------  --------------
     Property and equipment, at cost              $2,943,399      $2,798,415
     Accumulated depreciation and
       amortization                               (1,207,566)     (1,106,270)
                                                 ---------------  --------------


     Property and equipment, net                  $1,735,833      $1,692,145
                                                 ===============  ==============

7.   BUSINESS ACQUISITION

     Effective July 2, 1995, the Company acquired all of the outstanding common stock of Galyan's Trading Company, Inc. (Galyan's) for $18 million in cash and stock. Galyan's is a full-line sporting goods retailer operating six stores. The Company's financial statements as of and for the period ended July 29, 1995 include the results of operations and financial condition of Galyan's since the acquisition date.

8.   RECENT DEVELOPMENT

     On May 15, 1995, the Company announced that the Board of Directors approved a plan which includes the creation of two new public companies out of existing operations and a special distribution of cash to shareholders:

     . The two new companies will be approximately 85% owned by The Limited, Inc., with the balance owned by public shareholders. The companies will be grouped based on complementary operations and opportunities: the first, Intimate Brands, Inc. will consist of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, Cacique, Penhaligon's and Gryphon. The second company, still to be named, will consist of Express, Limited Stores, Lerner New York, Lane Bryant and Henri Bendel (referred to herein as the Women's businesses);

     . The Company plans to sell a significant or majority interest in the Company's credit card bank, World Financial Network/Limited Credit Services, to one or more strategic financial and/or marketing partners;

     . The Company also plans to distribute the proceeds, which will become available as a result of these transactions, to shareholders. The size of this special distribution will depend upon the outcome of these transactions.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Audit Committee of
 The Board of Directors of
 The Limited, Inc.



We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at July 29, 1995, and the related condensed consolidated statements of income and cash flows for the thirteen-week and twenty-six-week periods ended July 29, 1995 and July 30, 1994. These financial statements are the responsibility of the Company's management.

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





Columbus, Ohio
September 5, 1995

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second quarter of 1995, net sales increased 8% to $1.719 billion compared to $1.585 billion a year ago. Net income for the quarter was $48.8 million compared to $53.8 million last year and earnings per share were $.14 compared to $.15 per share in 1994.

Divisional highlights include the following:

     Victoria's Secret Catalogue delivered a 19% increase in net sales and record earnings.

     Victoria's Secret Stores produced increases in net sales and store-for-store gains against record numbers from last year.

     Bath & Body Works continued to be the Company's fastest growing business, with Spring sales almost double last year and the highest merchandise margin rate in the Company.

     In July 1995, the Company acquired Galyan's for $18 million in cash and stock. Galyan's is a branded full-line sporting goods retailer, operating six stores.

     Consistent with specialty store industry trends, the Company experienced a weakening in the women's and men's apparel businesses during the second quarter. A notable exception was Express, which delivered increases in store-for-store sales and a significant increase in operating income for the season.

     Inventories are up on a per-store basis to last year with the overall percentage mix of Fall and Spring merchandise comparable to last year. Most of this increase was planned; however, the exceptions were Lane Bryant and Structure, due principally to sales shortfalls.

Sales for the twenty-six weeks ended July 29, 1995 increased 8% over the same period in 1994. Net income decreased 13% to $88.0 million. Earnings per share decreased 11% to $.25 per share.

Financial Summary
-----------------

The following summarized financial data compares the thirteen and twenty-six week periods ended July 29, 1995 to the comparable periods for 1994:

                                            SECOND QUARTER                    YEAR - TO - DATE
                                   ----------------------------------  ----------------------------------
                                                             CHANGE                              CHANGE
                                                              FROM                                FROM
                                                             PRIOR                               PRIOR
                                      1995        1994        YEAR       1995        1994         YEAR
                                   ----------  ----------  ----------  ----------  ----------  ----------
NET SALES (MILLIONS):

Victoria's Secret Stores            $   281     $   255        10%      $   522     $   477           9%

Victoria's Secret Catalogue             168         140        19%          323         263          23%

Bath & Body Works                        84          44        91%          151          77          96%

Cacique                                  18          21       (14%)          33          40         (18%)

Other                                     2           1       100%            4           2         100%
                                   ----------  ----------  ----------  ----------  ----------  ----------
  Total Intimate Brands, Inc.       $   553     $   461        20%      $ 1,033     $   859          20%
                                   ----------  ----------  ----------  ----------  ----------  ----------
Express                                 313         286         9%          617         551          12%

Lerner New York                         224         224          -          443         446          (1%)

Lane Bryant                             207         218        (5%)         411         442          (7%)

The Limited                             191         207        (8%)         370         411         (10%)

Henri Bendel                             19          18         6%           40          36          11%
                                   ----------  ----------  ----------  ----------  ----------  ----------
  Total women's businesses          $   954     $   953          -      $ 1,881     $ 1,886            -
                                   ----------  ----------  ----------  ----------  ----------  ----------
Structure                               124         113        10%          228         206          11%

Abercrombie & Fitch Co.                  39          29        34%           72          52          38%

The Limited Too                          44          29        52%           88          64          38%

Galyan's (since 7/2/95)                   5           -          -            5           -            -
                                   ----------  ----------  ----------  ----------  ----------  ----------
  Total net sales                   $ 1,719     $ 1,585         8%      $ 3,307     $ 3,067           8%
                                   ==========  ==========  ==========  ==========  ==========  ==========


OPERATING INCOME (MILLIONS):

Intimate Brands, Inc.               $    73     $    70         4%      $   113     $    97          16%

Women's businesses                       (5)         (5)         -            7          28         (75%)

Other                                    29          37       (22%)          57          68         (16%)
                                   ----------  ----------  ----------  ----------  ----------  ----------
Total operating income              $    97     $   102        (5%)     $   177     $   193          (9%)
                                   ==========  ==========  ==========  ==========  ==========  ==========

                                            SECOND QUARTER                     YEAR - TO - DATE
                                   ----------------------------------  ----------------------------------
                                                             CHANGE                              CHANGE
                                                              FROM                                FROM
                                                             PRIOR                               PRIOR
                                      1995        1994        YEAR        1995        1994        YEAR
                                   ----------  ----------  ----------  ----------  ----------  ----------
INCREASE (DECREASE) IN COMPARABLE STORE SALES:

Victoria's Secret Stores                 2%         11%                     2%         12%

Bath & Body Works                       26%         44%                    27%         43%

Cacique                               (22%)        (3%)                  (25%)        (1%)
                                   ----------  ----------              ----------  ----------
 Total Intimate Brands, Inc.             4%         12%                     3%         13%
                                   ----------  ----------              ----------  ----------
Express                                  3%       (19%)                     5%       (15%)

Lerner New York                          2%        (5%)                     1%        (4%)

Lane Bryant                            (5%)        (5%)                   (7%)          0%

The Limited                            (9%)       (21%)                  (11%)       (19%)

Henri Bendel                             7%        (1%)                     9%          3%
                                   ----------  ----------              ----------  ----------
 Total women's businesses              (2%)       (13%)                   (2%)       (10%)
                                   ----------  ----------              ----------  ----------
Structure                              (4%)          9%                   (4%)         14%

Abercrombie & Fitch Co.                  0%         14%                     3%         15%

The Limited Too                         14%         20%                    10%         28%
                                   ----------  ----------              ----------  ----------
Total comparable store
 sales increase (decrease)               0%        (7%)                   (1%)        (4%)
                                   ==========  ==========              ==========  ==========
Retail sales increase
 attributable to new and
 remodeled stores                        7%          6%                     7%          6%

Retail sales per average
 selling square foot                 $59.17      $58.52          1%    $114.42     $113.86           -

Retail sales per average
 store (thousands)                  $   310     $   310          -     $   601     $   602           -

Average store size at end
 of quarter (square feet)             5,246       5,287        (1%)

Retail selling square feet
 (thousands)                         26,480      24,829          7%

Number of stores:

Beginning of period                   4,954       4,641                  4,867       4,623

 Opened                                 101          71                    198         121

 Acquired                                 6           -                      6         -

 Closed                                (13)        (16)                   (23)        (48)
                                   ----------  ----------              ----------  ----------
End of period                         5,048       4,696                  5,048       4,696
                                   ==========  ==========              ==========  ==========

                                      Number of Stores                  Selling Sq. Ft. (thousands)
                             ----------------------------------     ----------------------------------
                                                         Change                               Change
                                                          From                                 From
                               July 29,     July 30,     Prior       July 29,    July 30,     Prior
                                 1995        1994         Year         1995       1994         Year
                              ----------  ----------   ----------  ----------   ----------  ----------
Victoria's Secret Stores          629           578        51        2,763         2,430        333
Bath & Body Works                 383           244       139          622           338        284
Cacique                           116           109         7          350           324         26
Penhaligon's                        4             7        (3)           2             3         (1)
                              ----------  ----------   ----------  ----------   ----------  ----------
  Total Intibrands, Inc.        1,132           938       194        3,737         3,095        642
                              ----------  ----------   ----------  ----------   ----------  ----------

Express                           722           690        32        4,461         4,090        371
Lerner New York                   838           864       (26)       6,495         6,694       (199)
Lane Bryant                       815           815         -        3,880         3,858         22
The Limited                       712           726       (14)       4,315         4,444       (129)
Henri Bendel                        4             4         -           88            93         (5)
                              ----------  ----------   ----------  ----------   ----------  ----------
  Total women's businesses      3,091         3,099        (8)      19,239        19,179         60
                              ----------  ----------   ----------  ----------   ----------  ----------
Structure                         481           417        64        1,837         1,523        314
Abercrombie & Fitch Co.            77            56        21          617           462        155
The Limited Too                   261           186        75          818           570        248
Galyan's                            6             -         6          232             -        232

Total stores and selling
                              ----------  ----------   ----------  ----------   ----------  ----------
square feet                     5,048         4,696       352       26,480        24,829      1,651
                              ==========  ==========   ==========  ==========   ==========  ==========

Net Sales
---------

Net sales for the second quarter of 1995 increased 8% as compared to the second quarter of 1994 primarily as a result of the net addition of new and remodeled stores. During the second quarter of this year, the Company opened 101 new stores, acquired 6 stores, remodeled 37 stores and closed 13 stores. Consistent with the second quarter, the year-to-date 1995 sales increase of 8% was a result of the net addition of 352 stores.

Sales at the Intimate Brands, Inc. businesses for the second quarter of 1995 increased 20% over the same period last year. This increase was attributable to the net addition of 194 new stores, a 4% increase in comparable store sales and a 19% increase in catalogue net sales. Year-to-date Intimate Brands, Inc. sales increased 20% over the same period in 1994, due to the net addition of new and remodeled stores, a 3% increase in comparable store sales and a 23% increase in catalogue net sales.

Sales at the women's businesses for the second quarter and year-to-date period of 1995 were flat compared to the same periods in 1994, primarily due to the 2% decline in comparable store sales.

Gross Income
------------

Gross income decreased as a percentage of sales to 24.7% for the second quarter of 1995 from 25.4% for the same period in 1994. This decrease was primarily due to increased buying and occupancy costs, which increased .5% as a percentage of sales.

The 1995 year-to-date gross income rate decreased .7% to 25.0% as compared to 1994. Merchandise margins, expressed as a percentage of sales, decreased .3% due to slightly higher markdowns in 1995. Buying and occupancy costs also increased
 .4% as a percentage of sales, primarily due to a decline in sales productivity.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses increased slightly as a percentage of sales to 19.0% in the second quarter of 1995 from 18.9% for the same period in 1994. This increase was primarily due to lower productivity in new and remodeled stores.

Year-to-date general, administrative and store operating expenses increased as a percentage of sales to 19.6% in 1995 compared to 19.4% in 1994. This increase was due to lower sales productivity at both existing stores and new and remodeled stores. The Company expects to continue its policy of maintaining a high level of customer service.

Operating Income
----------------

Year-to-date operating income, as a percentage of sales, was 5.3% and 6.3% in 1995 and 1994. The decrease was due to lower merchandise margins resulting from slightly higher markdowns, higher buying and occupancy costs and higher general, administrative and store operating expenses, in each case expressed as a percentage of sales.

Interest Expense
----------------

                                         Second Quarter            Year-to-Date
                                        ------------------     --------------------
                                          1995     1994          1995         1994
                                        -------  ---------     --------      -------

Average Borrowings                      $955.1   $678.3        $846.0       $679.8
  (in millions)

Average Effective Interest Rate          8.46%    8.70%         8.67%        8.66%

Interest expense increased in the second quarter and year-to-date periods of 1995 as compared to the comparable periods of 1994. The increase in interest expense was primarily due to increased borrowing levels associated with the $250 million in additional short-term borrowings (see note 5).

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under committed long-term credit agreements and the Company's capital structure continue to provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                               July 29,     January 28,
                                                 1995          1995
                                            ------------- -------------

Working Capital                              $1,700,805     $1,750,111
                                            ============= =============

Capitalization -
 Long-term debt                              $  650,000     $  650,000
 Deferred income taxes                          300,244        306,139
 Shareholders' equity                         2,792,114      2,760,956
                                            ------------- -------------

Total Capitalization                         $3,742,358     $3,717,095
                                            ============= =============

Additional amounts available under committed
 long-term credit agreements (see note 5)    $  840,000     $  840,000
                                            ============= =============

Net cash used for operating activities was $4.8 million for the twenty-six weeks ended July 29, 1995 versus $18.6 million for the same period of 1994. The 1995 decline in the accounts receivable balance was due to the payments by proprietary credit card holders on fourth quarter 1994 credit balances. Cash requirements for accounts receivable increased in the twenty-six weeks of 1994 due to the growth in the number of proprietary credit card holders, which increased at a faster rate than cardholder payments. Additionally, cash requirements for inventories increased primarily due to planned inventory increases for Fall merchandise. Cash requirements for income taxes are due to the timing of tax payments associated with fourth quarter earnings.

Investing activities included capital expenditures, primarily for new and remodeled stores. In addition, 1995 included the acquisition of Galyan's for $18 million in cash and stock (see note 7).

Financing activities included proceeds from $250 million in short-term debt borrowed in connection with the implementation of a plan to create two new public companies out of existing operations (see note 5). Financing activities also included the repurchase of $9.0 million of the Company's common stock, which represented 0.5 million shares. Cash dividends paid increased by $6.8 million to $.10 per share in 1995 versus $.09 per share in 1994.

Capital Expenditures
--------------------

Capital expenditures totaled $170.3 million during the twenty-six weeks ended July 29, 1995, compared to $142.6 million for the comparable period of 1994. The Company anticipates spending approximately $325 - $350 million for capital expenditures in 1995, of which approximately $230 - $270 million will be for new stores, the remodeling of existing stores, and fixturing and related improvements for the retail businesses.

The Company presently anticipates that substantially all 1995 capital will be funded by net cash provided from operating activities. In addition, the Company presently has available $840 million under committed, unsecured long-term credit agreements and has the ability to offer up to $250 million of additional debt securities and warrants to purchase debt securities under its shelf registration statement (see note 5).

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

    11. Statement re:   Computation of Per Share Earnings.

    12. Statement re:  Computation of Ratio of Earnings to Fixed Charges.

    15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

    27. Financial Data Schedule.


(b)  Reports on Form 8-K.
     -------------------

         None.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE LIMITED, INC.
                                          (Registrant)



                                        By  /s/ Kenneth B. Gilman
                                        ---------------------------
                                            Kenneth B. Gilman,
                                            Vice Chairman and Chief
                                            Financial Officer*


Date:  September 8, 1995

________________________________

* Mr. Gilman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.     Document
-----------     ----------------------------------

    11          Statement re: Computation of
                Per Share Earnings.

    12          Statement re: Ratio of
                Earnings to Fixed Charges.

    15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report

    27          Financial Data Schedule