Form 10-Q
period 1995-10-28
LIMITED INC
filed 1995-12-08
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                        ______________________________


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 1995
                               ----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________




                         Commission file number 1-8344
                                                ------



                               THE LIMITED, INC.
              ---------------------------------------------------
            (Exact name of registrant as specified in its charter)





       Delaware                                     31-1029810
--------------------------              -------------------------------
                                        (I.R.S. Employer Identification No.)
(State or other jurisdiction of
incorporation or organization)



           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43230
           ---------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)



Registrant's telephone number, including area code    (614)  479-7000
                                                   ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X       No _____
                                 -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class A                   Outstanding at  December 1, 1995
-------------------------------     -----------------------------------
 Common Stock, $.50 Par Value                Shares 358,179,527

                               THE LIMITED, INC.
                               TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

   Item 1. Financial Statements
      Consolidated Statements of Income
         Thirteen and Thirty-nine Weeks Ended
             October 28, 1995 and October 29,1994........................  3

      Consolidated Balance Sheets
             October 28, 1995 and January 28, 1995.......................  4

      Consolidated Statements of Cash Flows
         Thirty-nine Weeks Ended
             October 28, 1995 and October 29, 1994.......................  5

      Notes to Consolidated Financial Statements.........................  6

   Item 2. Management's Discussion and Analysis of
             Results of Operations and Financial Condition................11

Part II.   Other Information

   Item 6. Exhibits and Reports on Form 8-K...............................18

                        PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share amounts)

                                  (Unaudited)


                                             Thirteen Weeks Ended          Thirty-nine Weeks Ended
                                          ----------------------------   ----------------------------
                                          October 28,     October 29,    October 28,     October 29,
                                              1995           1994            1995            1994
                                          ------------    ------------   ------------    ------------
NET SALES                                  $1,803,295      $1,715,176     $5,110,072      $4,782,196

  Cost of Goods Sold, Occupancy
      and Buying Costs                      1,350,337       1,219,881      3,830,752       3,499,304
                                          ------------    ------------   ------------    ------------

GROSS INCOME                                  452,958         495,295      1,279,320       1,282,892

  General, Administrative and Store
      Operating  Expenses                    (361,597)       (329,753)    (1,011,186)       (923,914)
                                          ------------    ------------   ------------    ------------

OPERATING INCOME                               91,361         165,542        268,134         358,978

  Interest Expense                            (22,573)        (16,425)       (59,261)        (45,845)

  Other Income, net                             3,025           1,373          9,913           5,465

  Gain on Sale of Subsidiary Stock            613,500               -        613,500               -
                                          ------------    ------------   ------------    ------------

INCOME BEFORE INCOME TAXES                    685,313         150,490        832,286         318,598

  Provision for Income Taxes                   28,000          60,000         87,000         127,000
                                          ------------    ------------   ------------    ------------

NET INCOME                                   $657,313         $90,490       $745,286        $191,598
                                          ============    ============   ============    ============

NET INCOME PER SHARE                            $1.83            $.25          $2.08            $.53
                                          ============    ============   ============    ============

DIVIDENDS PER SHARE                             $ .10            $.09           $.30            $.27
                                          ============     ===========   ============    ============
WEIGHTED AVERAGE
SHARES OUTSTANDING                            358,920         358,881        358,619         358,693
                                          ============     ===========   ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                               October 28,       January 28,
                                                  1995               1995
                                             ---------------   ---------------
                                               (Unaudited)

                       ASSETS
                       ------
CURRENT ASSETS:
  Cash and Equivalents                            $274,886          $242,780
  Accounts Receivable                            1,312,856         1,292,399
  Inventories                                    1,287,969           870,440
  Other                                            141,182           117,352
                                             ---------------   ---------------

TOTAL CURRENT ASSETS                             3,016,893         2,522,971

PROPERTY AND EQUIPMENT, NET                      1,770,134         1,692,145

OTHER ASSETS                                       329,916           354,961
                                             ---------------   ---------------
TOTAL ASSETS                                    $5,116,943        $4,570,077
                                             ===============   ===============


             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                                $353,972          $275,303
  Accrued Expenses                                 377,433           372,676
  Certificates of Deposit                           54,200            25,200
  Income Taxes                                      14,570           124,376
                                             ---------------   ---------------

TOTAL CURRENT LIABILITIES                          800,175           797,555

LONG-TERM DEBT                                     650,000           650,000

DEFERRED INCOME TAXES                              174,499           306,139

OTHER LONG-TERM LIABILITIES                         53,810            55,427

MINORITY INTEREST                                   21,500                 -

SHAREHOLDERS' EQUITY:
  Common Stock                                     189,727           189,727
  Paid-in Capital                                  144,242           132,938
  Retained Earnings                              3,354,529         2,716,516
                                             ---------------   ---------------
                                                 3,688,498         3,039,181


 Less Treasury Stock, at average cost             (271,539)         (278,225)
                                             ---------------   ---------------

TOTAL SHAREHOLDERS' EQUITY                       3,416,959         2,760,956
                                             ---------------   ---------------
TOTAL LIABILITIES AND SHAREHOLDERS'
  EQUITY                                        $5,116,943        $4,570,077
                                             ===============   ===============


  The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                                                    Thirty-nine Weeks Ended
                                                                           ----------------------------------------
                                                                             October 28,              October 29,
                                                                                1995                     1994
                                                                           ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                     $745,286                 $191,598
  Gain on sale of subsidiary stock                                               (613,500)                       -

  Impact of other operating activities on cash flows:
     Depreciation and amortization                                                214,893                  197,364
     Changes in assets and liabilities:
         Accounts receivable                                                      (19,805)                (162,461)
         Inventories                                                             (399,829)                (358,494)
         Accounts payable and accrued expenses                                     68,027                  158,589
         Income taxes                                                            (109,806)                 (64,818)
         Other assets and liabilities                                            (108,301)                 (97,089)
                                                                           ---------------          ---------------

NET CASH USED FOR OPERATING ACTIVITIES                                           (223,035)                (135,311)
                                                                           ---------------          ---------------

INVESTING ACTIVITIES:
  Capital expenditures                                                           (285,576)                (261,468)
  Business acquired                                                               (18,000)                       -
                                                                           ---------------          ---------------
CASH USED FOR INVESTING ACTIVITIES                                               (303,576)                (261,468)
                                                                           ---------------          ---------------
FINANCING ACTIVITIES:
  Net proceeds from commercial paper borrowings and certificates of deposit        29,000                  228,622
  Proceeds from short-term borrowings                                             250,000                        -
  Repayment of short-term borrowings                                             (250,000)                       -
  Net proceeds from sale of subsidiary stock                                      635,000                        -
  Dividends paid                                                                 (107,273)                 (96,746)
  Purchase of Treasury Stock                                                       (8,981)                  (9,514)
  Stock options and other                                                          10,971                   12,403
                                                                           ---------------          ---------------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                                       558,717                  134,765
                                                                           ---------------          ---------------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                    32,106                 (262,014)
  Cash and equivalents, beginning of year                                         242,780                  320,558
                                                                           ---------------          ---------------

CASH AND EQUIVALENTS, END OF PERIOD                                              $274,886                  $58,544
                                                                           ===============          ===============

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

     The consolidated financial statements as of and for the periods ended October 28, 1995 and October 29, 1994 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1994 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of October 28, 1995 and for the thirteen and thirty-nine week periods ended October 28, 1995 and October 29, 1994 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

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

4.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended October 28, 1995 and October 29, 1994 approximated $191.4 million and $177.5 million.

     The Internal Revenue Service has assessed the Company for additional taxes and interest for 1989, 1990, 1991 and 1992. The assessment was based primarily on the treatment of transactions involving the Company's foreign operations and construction allowances. The Company strongly disagrees with the assessment and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

5.   FINANCING ARRANGEMENTS


     Long-term debt consisted of (thousands):

                                                October 28,      January 28,
                                                   1995             1995
                                              -------------   --------------

     7 1/2% Debentures due March 2023              $250,000         $250,000
     7 4/5% Notes due May 2002                      150,000          150,000
     9 1/8% Notes due February 2001                 150,000          150,000
     8 7/8% Notes due August 1999                   100,000          100,000
                                              -------------   --------------

                                                   $650,000         $650,000
                                              =============   ==============

     All long-term debt outstanding at October 28, 1995 and January 28, 1995 is unsecured.

     The Company maintains two revolving credit agreements (the "Agreements") totaling $840 million. One Agreement provides the Company available borrowings of up to $490 million. The other Agreement provides World Financial Network National Bank (WFNNB), a wholly-owned consolidated subsidiary, available borrowings of up to $350 million. Borrowings outstanding under the Agreements are due December 4, 1999. However, the revolving terms of each of the Agreements may be extended an additional two years upon notification by the Company at least 60 days prior to December 4, 1996, subject to the approval of the lending banks. Both Agreements have similar borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Aggregate commitment and facility fees for the Agreements approximate 0.16% of the total commitment. Both Agreements place restrictions on the amount of the Company's working capital, debt and net worth. No amounts were outstanding under the Agreements at October 28, 1995.

     The Agreements support the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. There was no commercial paper outstanding at October 28, 1995.

     In connection with the initial public offering of Intimate Brands, Inc. (see Note 8), two wholly-owned subsidiaries of the Company borrowed $250 million under an unsecured bank credit agreement in May 1995. All borrowings under the credit agreement were repaid in connection with the initial public offering of Intimate Brands, Inc. in October 1995.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     Interest paid during the thirty-nine weeks ended October 28, 1995 and October 29, 1994 approximated $66.9 million and $53.2 million.

6.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):

                                                 October 28,        January 28,
                                                    1995               1995
                                               --------------     --------------
     Property and equipment, at cost               $3,027,268         $2,798,415
     Accumulated depreciation and
      amortization                                (1,257,134)        (1,106,270)
                                               --------------     --------------

     Property and equipment, net                   $1,770,134        $ 1,692,145
                                               ==============     ==============

7.   BUSINESS ACQUISITION

     Effective July 2, 1995, the Company acquired all of the outstanding common stock of Galyan's Trading Company, Inc. (Galyan's) for $18 million in cash and stock. Galyan's is a full-line sporting goods retailer operating six stores. The Company's financial statements as of and for the period ended October 28, 1995 include the results of operations and financial condition of Galyan's since the acquisition date.

8.   ISSUANCE OF SUBSIDIARY STOCK

     Gains or losses resulting from stock issued by a subsidiary of the Company are recognized in current year's income. In October 1995, the Company recognized a $613.5 million gain which resulted from the initial public offering of 16% of the stock (40 million shares) of Intimate Brands, Inc. Intimate Brands, Inc. consists of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, Penhaligon's and Gryphon. The gain recorded by the Company was not subject to tax.

     Minority interest of $21.5 million at October 28, 1995 represents a 16% interest in the net equity of Intimate Brands, Inc. after recognition of the net proceeds from the offering. An additional 2.7 million shares of Intimate Brands, Inc. were issued on November 21, 1995 which resulted in net proceeds of approximately $43 million and gain of approximately $36 million, which was not subject to tax.


9.   RECENT DEVELOPMENT

     On October 26, 1995, the Company announced the signing of a definitive agreement with the New York investment firm of Welsh, Carson, Anderson & Stowe ("WCAS") to establish a joint venture company that will focus on providing private label and bank card transaction processing and database management services to retailers. The new company, to be 60% owned by an investment partnership affiliated with WCAS and 40% by the Company, will initially process the private label credit card operations of the Company's retail divisions and will acquire the operations of WFNNB, the Company's wholly-owned credit card bank. WCAS will purchase its interest for $165 million. Additionally, WFNNB's outstanding debt payable to the Company of approximately $1.1 billion which supports the accounts receivable is expected to be refinanced so that the overall proceeds received by the Company from the transaction will approximate $1.3 billion. The WCAS transaction is anticipated to close in early 1996, subject to regulatory approval.

     The Company intends to distribute the proceeds from the WCAS transaction and the Intimate Brands, Inc. initial public offering to its shareholders in the first quarter of fiscal 1996, the most appropriate form of which is yet to be determined.

                       REPORT OF INDEPENDENT ACCOUNTANTS



TO THE AUDIT COMMITTEE OF
  THE BOARD OF DIRECTORS OF
  THE LIMITED, INC.



WE HAVE REVIEWED THE CONDENSED CONSOLIDATED BALANCE SHEET OF THE LIMITED, INC. AND SUBSIDIARIES AT OCTOBER 28, 1995, AND THE RELATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND CASH FLOWS FOR THE THIRTEEN-WEEK AND THIRTY-NINE-WEEK PERIODS ENDED OCTOBER 28, 1995 AND OCTOBER 29, 1994. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT.


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



COLUMBUS, OHIO
DECEMBER 5, 1995

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the third quarter of 1995, net sales increased 5% to $1.803 billion compared to $1.715 billion a year ago. Net income for the quarter, exclusive of a gain on the sale of subsidiary stock, of $43.8 million decreased 52% from last year's $90.5 million. The Company also recorded a gain on the sale of a 16% interest in Intimate Brands, Inc. stock of $613.5 million, or $1.71 per share (see note 8). Earnings per share (excluding the gain on sale of subsidiary stock) declined to $.12 for the quarter compared to $.25 in 1994.

Divisional highlights include the following:

     Although comparable store sales at Express were down 3%, its operating income was up over last year.

     Limited Stores' same store sales were up 4% but, more importantly, improved to 9% for the last nine weeks of the quarter.

     Though Lane Bryant and Lerner New York experienced declines in same store sales and took significant markdowns in the quarter, they ended the period with clean inventories and are receiving deliveries of fresh holiday merchandise.

     Although Victoria's Secret Stores experienced a decline in same store sales, it had a strong third quarter in terms of operating income, second only to last year's record performance, and has positioned its sleepwear and fragrance deliveries to take full advantage of the holiday selling season.

     Victoria's Secret Catalogue delivered its best-ever third quarter sales.

     Bath & Body Works delivered record operating income on a store-for-store sales increase of 26%.

     Abercrombie & Fitch Co. more than doubled last year's earnings for the quarter on a 9% increase in store-for-store sales.

     Structure had significant fashion problems and accordingly took substantial markdowns for the quarter.

     Limited Too suffered a decline in store-for-store sales due in part to a very weak back-to-school selling period.

Net sales for the thirty-nine weeks ended October 28, 1995 of $5.110 billion increased 7% from sales of $4.782 billion for the same period last year. Operating income decreased 25% to $268.1 million, while net income (excluding the gain on sale of subsidiary stock) decreased 31% to $131.8 million. Earnings per share (excluding the gain on sale of subsidiary stock) for the thirty-nine weeks ended October 28, 1995 decreased 30% to $.37 per share compared to $.53 for the same period last year.

Financial Summary
-----------------

The following summarized financial data compares the thirteen and thirty-nine week periods ended October 28, 1995 to the comparable periods for 1994:

                                              THIRD QUARTER                          YEAR - TO - DATE
                                      -------------------------------      ---------------------------------

                                                              CHANGE                                 CHANGE
                                                               FROM                                   FROM
                                                               PRIOR                                  PRIOR
                                        1995       1994        YEAR          1995         1994        YEAR
                                      --------   --------    --------      --------     --------    --------
NET SALES (MILLIONS):

Victoria's Secret Stores                 $264       $256          3%        $  786        $  733         7%

Victoria's Secret Catalogue               132        121          9%           455           384        18%

Bath & Body Works                          87         47         85%           237           123        93%

Cacique                                    19         21        (10%)           52            62       (16%)

Other                                       4          2        100%             9             4       125%
                                      --------   --------    --------      --------     --------    --------
  Total Intimate Brands, Inc.            $506       $447         13%        $1,539        $1,306        18%
                                      --------   --------    --------      --------     --------    --------
Express                                   360        352          2%           977           903         8%

Lerner New York                           223        238         (6%)          666           684        (3%)

Lane Bryant                               219        239         (8%)          629           681        (8%)

The Limited                               214        204          5%           584           615        (5%)

Henri Bendel                               24         24          -             65            60         8%
                                      --------   --------    --------      --------     --------    --------
  Total women's businesses             $1,040     $1,057         (2%)       $2,921        $2,943        (1%)
                                      --------   --------    --------      --------     --------    --------
Structure                                 128        123          4%           356           328         9%

Abercrombie & Fitch Co.                    57         38         50%           129            91        42%

The Limited Too                            58         50         16%           145           114        27%

Galyan's (since 7/2/95)                    14          -          -             20             -         -
                                      --------   --------    --------      --------     --------    --------
  Total net sales                      $1,803     $1,715          5%        $5,110        $4,782         7%
                                      ========   ========    ========      ========     ========    ========


OPERATING INCOME
 (MILLIONS):

Intimate Brands, Inc.                  $   45     $   42          7%        $  159        $  139        14%

Women's businesses                         21         76        (72%)           29           104       (72%)

Other                                      25         48        (48%)           80           116       (31%)
                                      --------   --------    --------      --------     --------    --------
  Total operating income               $   91     $  166        (45%)       $  268        $  359       (25%)
                                      ========   ========    ========      ========     ========    ========

                                                   THIRD QUARTER                               YEAR - TO - DATE
                                      ----------------------------------------     -----------------------------------------
                                                                      CHANGE                                      CHANGE
                                                                       FROM                                        FROM
                                                                       PRIOR                                       PRIOR
                                          1995           1994          YEAR            1995           1994         YEAR
                                      -----------    -----------    -----------    -----------    -----------    -----------
INCREASE (DECREASE) IN COMPARABLE STORE SALES:

Victoria's Secret Stores                    (6%)           11%                           (1%)           12%

Bath & Body Works                           26%            39%                           26%            41%

Cacique                                    (18%)          (13%)                         (23%)           (6%)
                                      -----------    -----------                   -----------    -----------
  Total Intimate Brands, Inc.               (2%)           11%                            2%            13%
                                      -----------    -----------                   -----------    -----------
Express                                     (3%)           (6%)                           2%           (12%)

Lerner New York                             (4%)          (11%)                          (1%)           (7%)

Lane Bryant                                 (9%)            9%                           (8%)            3%

The Limited                                  4%           (18%)                          (6%)          (19%)

Henri Bendel                                 3%             6%                            7%             4%
                                      -----------    -----------                   -----------    -----------
  Total women's businesses                  (3%)           (6%)                          (2%)           (9%)
                                      -----------    -----------                   -----------    -----------
Structure                                   (7%)            4%                           (5%)           10%

Abercrombie & Fitch Co.                      9%            18%                            6%            16%

The Limited Too                            (10%)           11%                            1%            20%
                                      -----------    -----------                   -----------    -----------
Total comparable store sales
increase (decrease)                         (3%)           (2%)                          (2%)           (3%)
                                      ===========    ===========                   ===========    ===========
Retail sales increase
  attributable to new and
  remodeled stores                           5%             6%                            6%             6%


Retail sales per average
  selling square foot                   $62.25         $63.47             (2%)      $176.91        $176.53             -

Retail sales per average
  store (thousands)                       $325           $335             (3%)         $926           $931           (1%)

Average store size at end
  of quarter (square feet)               5,201          5,265             (1%)

Retail selling square feet
  (thousands)                           27,116         25,406              7%

Number of stores:

Beginning of period                      5,048          4,696                         4,867          4,623

  Opened                                   187            141                           385            262

  Acquired                                   -              -                             6              -

  Closed                                   (21)           (12)                          (44)           (60)
                                      -----------    -----------                   -----------    -----------
End of period                            5,214          4,825                         5,214          4,825
                                      ===========    ===========                   ===========    ===========

                                       Number of Stores                      Selling Sq. Ft. (thousands)
                            ----------------------------------------    --------------------------------------
                                                           Change                                     Change
                              October        October        From          October       October        From
                             28, 1995       29, 1994      Prior Year     28, 1995      29, 1994     Prior Year
                            -----------    ----------    -----------    ----------    ----------   -----------
Victoria's Secret Stores         659            594           65           2,941        2,531            410
Bath & Body Works                450            286          164             748          424            324
Cacique                          119            115            4             363          344             19
Penhaligon's                       4              6           (2)              2            3             (1)
                            -----------    ----------    -----------    ----------    ---------    -----------
 Total Intimate Brands, Inc.   1,232          1,001          231           4,054        3,302            752
                            -----------    ----------    -----------    ----------    ---------    -----------

Express                          734            703           31           4,552        4,219            333
Lerner New York                  843            861          (18)          6,489        6,687           (198)
Lane Bryant                      824            818            6           3,933        3,877             56
The Limited                      702            730          (28)          4,269        4,447           (178)
Henri Bendel                       4              4            -              88           93             (5)
                            -----------    ----------    -----------    ----------    ---------    -----------
 Total women's businesses      3,107          3,116           (9)         19,331       19,323              8
                            -----------    ----------    -----------    ----------    ---------    -----------

Structure                        499            441           58           1,916        1,636            280
Abercrombie & Fitch Co.           86             61           25             689          499            190
The Limited Too                  284            206           78             887          646            241
Galyan's                           6              -            6             239            -            239

Total stores and selling
                            -----------    ----------    -----------    ----------    ---------    -----------
square feet                    5,214          4,825          389          27,116       25,406          1,710
                            ===========    ==========    ===========    ==========    =========    ===========

Net Sales
---------

Net sales for the third quarter of 1995 increased 5% over third quarter 1994 primarily as a result of the net addition of new and remodeled stores partially offset by a 3% decline in comparable store sales. During the third quarter of this year, the Company opened 187 new stores, remodeled 112 stores and closed 21 stores. The year-to-date 1995 sales increase of 7% was a result of the net addition of 389 stores partially offset by a 2% decline in comparable store sales.

Sales at the Intimate Brands, Inc. businesses for the third quarter of 1995 increased 13% over the same period last year. This increase was attributable to the net addition of 231 new stores, a 2% decrease in comparable store sales and a 9% increase in catalogue net sales. Year-to-date Intimate Brands, Inc. sales increased 18% over the same period in 1994, due to the net addition of new and remodeled stores, a 2% increase in comparable store sales and an 18% increase in catalogue net sales.

Sales at the women's businesses for the third quarter and year-to-date period of 1995 decreased slightly compared to the same periods in 1994, primarily due to the 6% third quarter and 9% year-to-date declines in comparable store sales.

Gross Income
------------

Gross income decreased as a percentage of sales to 25.1% for the third quarter from 28.9% for the same period in 1994. Merchandise margins, expressed as a percentage of sales, decreased 2.3% due principally to higher markdowns in 1995 which were used to both clear slow moving inventories and to stimulate sales in a slow retail environment. Buying and occupancy costs increased 1.4% as a percentage of sales, primarily due to the lower sales productivity associated with the 3% decrease in comparable store sales. Gross income was also impacted by expenses related to national television advertising for Limited Stores, which were negligible in prior periods.

The 1995 year-to-date gross income rate decreased 1.8% to 25.0% from 1994. Merchandise margins, expressed as a percentage of sales, decreased 1% due to increased markdowns in 1995. Buying and occupancy costs increased .8% as a percentage of sales, primarily due to lower sales productivity associated with the 2% decline in comparable store sales.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses increased as a percentage of sales to 20.1% in the third quarter of 1995 from 19.2% for the same period in 1994. Sales productivity which is initially lower in new and remodeled stores was also lower in existing stores.

Year-to-date general, administrative and store operating expenses increased as a percentage of sales to 19.8% in 1995 from 19.3% in 1994. This increase was due to lower sales productivity at both existing stores and new and remodeled stores.

Operating Income
----------------

Third quarter and year-to-date operating income, as a percentage of sales, was 5.1% and 5.2% respectively, versus 9.7% and 7.5% for 1994. The decrease was due to lower merchandise margins resulting from higher markdowns and the inability to leverage both buying and occupancy costs and higher general, administrative and store operating expenses through increased sales productivity.

Gain on Sale of Subsidiary Stock
--------------------------------

The 1995 third quarter results include a $613.5 million gain which resulted from the October 1995 initial public offering of a 16% interest in Intimate Brands, Inc., which consists of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, Cacique, Penhaligon's and Gryphon. Intimate Brands, Inc. sold 40 million shares of common stock resulting in net proceeds of approximately $635 million. The gain recorded by the Company was not subject to tax. An additional 2.7 million shares of Intimate Brands, Inc. were issued on November 21, 1995 as a result of underwriters exercising options to purchase additional shares at the initial public offering price to cover over-allotments. The transaction resulted in net proceeds of approximately $43 million and a gain of approximately $36 million, which was not subject to tax (see Note 8).

Interest Expense
----------------

                                                Third Quarter               Year-to-Date
                                           -----------------------    ------------------------
                                              1995         1994           1995         1994
                                           -----------  ----------    -----------   ----------
Average Borrowings
 (in millions)                             $1,051.4        $783.6        $914.5      $714.4

Average Effective Interest Rate             8.59%           8.38%         8.64%       8.56%

Interest expense increased in the third quarter and year-to-date periods of 1995 as compared to the comparable periods of 1994. The increase in interest expense was primarily due to interest on $250 million in additional short-term borrowings associated with the Intimate Brands initial public offering (see note
5).

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under committed long-term credit agreements and the Company's capital structure continue to provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows ($000):

                                                    October 28,       January 28,
                                                       1995              1995
                                                  --------------    --------------
Working Capital                                     $2,216,718        $1,725,416
                                                  ==============    ==============
Capitalization:
  Long-term debt                                      $650,000          $650,000
  Deferred income taxes                                174,499           306,139
  Shareholders' equity                               3,416,959         2,760,956
                                                  --------------    --------------
Total Capitalization                                $4,241,458        $3,717,095
                                                  ==============    ==============
Additional amounts available under committed
  long-term credit agreements (see note 5)            $840,000          $840,000
                                                  ==============    ==============

Net cash used for operating activities totaled $223 million for the thirty-nine weeks ended October 28, 1995 versus $135.3 million in the same period of 1994. Cash requirements for accounts receivable were greater in the thirty-nine weeks of 1994 due to a higher growth rate in the number of new proprietary credit card holders. Additionally, cash requirements for inventories were primarily due to planned inventory increases associated with the holiday selling period and an increase in the number of stores.

Investing activities included capital expenditures, primarily for new and remodeled stores. In addition, 1995 included the acquisition of Galyan's for $18 million in cash and stock (see note 7).

Financing activities include proceeds from and the repayment of $250 million in short-term debt borrowed in connection with the initial public offering of Intimate Brands, Inc., and net proceeds of $635 million from that offering (see
Note 8). Financing activities also included the repurchase of $9.0 million of the Company's common stock, which represented 0.5 million shares. Cash dividends paid increased by $10.5 million year-to-date to $.10 per share in 1995 versus $.09 per share in 1994.

Capital Expenditures
--------------------

Capital expenditures totaled $285.6 million during the thirty-nine weeks ended October 28, 1995, compared to $261.5 million for the comparable period of 1994. The Company anticipates spending approximately $360 million for capital expenditures in 1995 of which approximately $260 - $280 million will be for new stores, the remodeling of existing stores, and fixturing and related improvements for the retail businesses.

The Company presently anticipates that substantially all 1995 capital expenditures will be funded by net cash provided from operating activities. In addition, the Company presently has available $840 million under committed, unsecured long-term credit agreements and has the ability to offer up to $250 million in additional debt securities and warrants to purchase debt securities under its shelf registration statement (see note 5).

Recent Development
------------------

On October 26, 1995, the Company announced the signing of a definitive agreement with the New York investment firm of Welsh, Carson, Anderson & Stowe ("WCAS") to establish a joint venture company that will focus on providing private label and bank card transaction processing and database management services to retailers. The new company, to be 60% owned by an investment partnership affiliated with WCAS and 40% by the Company, will initially process the private label credit card operations of the Company's retail divisions and will acquire the operations of WFNNB, the Company's wholly-owned credit card bank. WCAS will purchase its interest for $165 million. Additionally, WFNNB's outstanding debt payable to the Company of approximately $1.1 billion which supports the accounts receivable, is expected to be refinanced so that the overall proceeds received by the Company from the transaction will approximate $1.3 billion. The WCAS transaction is anticipated to close in early 1996, subject to regulatory approval.

The Company intends to distribute the proceeds from the WCAS transaction and the Intimate Brands, Inc. initial public offering to its shareholders in the first quarter of fiscal 1996, the most appropriate form of which is yet to be determined.

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

                                        THE LIMITED, INC.
                                            (Registrant)



                                        By /S/ Kenneth B. Gilman
                                           -------------------------
                                           Kenneth B. Gilman,
                                           Vice Chairman and Chief
                                           Financial Officer*


Date:  December 8, 1995

____________________________________________

* Mr. Gilman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.     Document
-----------     --------------------------------------------

    11          Statement re: Computation of
                Per Share Earnings.

    12          Statement re: Ratio of
                Earnings to Fixed Charges.

    15          Letter re: Unaudited Interim Financial Information re:
                Incorporation of Report of Independent Accountants

    27          Financial Data Schedule