Form 10-K
period 1996-02-03
LIMITED INC
filed 1996-05-02
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                  ___________

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended February 3, 1996
                          ----------------
                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to ______________

                         Commission file number 1-8344
                                                ------

                               THE LIMITED, INC.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                    31-1029810
- --------------------------------------            ------------------------
   (State or other jurisdiction of           (I.R.S.Employer Identification No.)
    incorporation or organization)

Three Limited Parkway, P.O. Box 16000, Columbus, Ohio        43216
- -----------------------------------------------------      ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 18, 1996: $5,448,463,287.

Number of shares outstanding of the registrant's Common Stock as of March 18, 1996: 270,731,095.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report to shareholders for the fiscal year ended February 3, 1996 are incorporated by reference into Part I and Part II, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 20, 1996 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

General.

The Limited, Inc., a Delaware corporation (the "Company", which term sometimes includes Intimate Brands, Inc.), is principally engaged in the purchase, distribution and sale of women's apparel, lingerie, men's apparel, personal care products, children's apparel and a wide variety of sporting goods. The Company operates an integrated distribution system which supports the Company's retail activities. These activities are conducted under various trade names through the retail stores and catalogue divisions of the Company. Merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics. The Company's women's apparel divisions offer regular and special-sized fashion apparel at various price levels, including shirts, blouses, sweaters, pants, skirts, coats and dresses. In addition, the Company offers lingerie and accessories, men's apparel, fragrances, bed, bath, personal care products, specialty gift items, children's apparel and a wide variety of sporting goods.

Description of Operations.

General.
- -------

As of February 3, 1996, the Company operated the following divisions: (1) Intimate Brands, Inc. ("IBI") (a corporation in which the Company holds an 83% interest) which consists of three lingerie divisions including two retail divisions and one catalogue division (Victoria's Secret Catalogue) and two personal care divisions, (2) five women's apparel retail divisions, (3) the Emerging divisions which consist of two men's apparel divisions, one children's apparel division and one sporting goods division. The following chart reflects the retail divisions and the number of stores in operation in each division at February 3, 1996 and January 28, 1995.


    RETAIL DIVISIONS                NUMBER OF STORES
    ----------------                ----------------
                                 February        January
                                  3, 1996        28, 1995
                                 --------        --------
Women's
- -------

  Express                           737             716
  Lerner New York                   835             846
  Lane Bryant                       828             812
  Limited Stores                    689             709
  Henri Bendel                        4               4
                                 --------        --------
  Total Women's                   3,093           3,087

Emerging
- --------
  Structure                         518             466
  Abercrombie & Fitch Co.           100              67
  The Limited Too                   288             210
  Galyan's Trading Co.                6               -
                                 --------        --------
  Total Emerging                    912             743

Intimate Brands, Inc.
- ---------------------
  Victoria's Secret Stores          671             601
  Cacique                           120             114
  Bath & Body Works                 498             318
  Penhaligon's                        4               4
                                 --------        --------
  Total Intimate Brands, Inc.     1,293           1,037
                                 --------        --------
Total                             5,298           4,867
                                 ========        ========


The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:



        Fiscal   Beginning
         Year     of Year   Acquired  Opened  Closed   End of Year
         ----     -------   --------  ------  ------   -----------
         1991      3,760        -       484    (50)        4,194
         1992      4,194        -       323    (92)        4,425
         1993      4,425        -       322   (124)        4,623
         1994      4,623        -       358   (114)        4,867
         1995      4,867        6       504    (79)        5,298


The Company also operates Mast Industries, Inc., a contract manufacturer and apparel importer, and Gryphon Development, Inc. ("Gryphon") which is a subsidiary of IBI. Gryphon creates, develops and contract manufactures most of the bath and personal care products sold by the Company.

During fiscal year 1995, the Company purchased merchandise from approximately 5,300 suppliers and factories located throughout the world. Approximately 55% of the Company's merchandise is purchased in foreign markets and a portion of merchandise purchased in the domestic market is manufactured overseas. Company records, however, do not track between foreign and domestic sources for merchandise purchased domestically. No more than 5% of goods purchased originated from any single manufacturer.

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

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory and accounts receivable during the Fall and Christmas selling periods. During fiscal year 1995, the highest inventory level approximated $1.436 billion at the November 1995 month-end and the lowest inventory level approximated $943 million at the February 1995 month-end.

Merchandise sales are paid for in cash or by personal check, credit cards issued by third parties or credit cards issued by the Company's credit card processing venture, World Financial Network National Bank ("WFNNB"), for customers of Express, Lerner New York, Lane Bryant, Limited, Henri Bendel, Victoria's Secret Stores, Victoria's Secret Catalogue, Structure and Abercrombie & Fitch. WFNNB was a wholly-owned subsidiary of the Company prior to January 1996, when a 60% interest was sold to a New York investment firm, resulting in the formation of a joint venture which will focus on providing private-label and bank card transaction processing and database management services to retailers, including the Company's private-label credit card operations. Further information regarding this transaction is contained in Note 2 of the Notes to Consolidated Financial Statements included in The Limited, Inc., 1995 Annual Report to Shareholders, portions of which are annexed hereto as Exhibit 13 (the "1995 Annual Report") and is incorporated herein by reference.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of each of the Company's operating divisions, including their respective target markets.

Women's
- -------

Express - Everyday European street fashion, as it is happening, 22-40 year old women.

Lerner New York - Fashionable sportwear for the value-minded customer.

Lane Bryant - Fashionable sportwear, ready-to-wear, lingerie, accessories and hosiery for the larger-sized (14 - 28) customer.

Limited - Classic American clothing for women, aged 25-45, who are sophisticated versus trendy and who want clothing that's high-quality and versatile.

Henri Bendel - Fashion apparel, cosmetics, accessories and gifts for professional women, aged 30-plus, from higher-income households.

Emerging
- --------

Structure - European-inspired sportswear and ready-to-wear, with a distinctive American casual interpretation for 18-40 year old men.

Abercrombie & Fitch Co. - Natural American-style sportwear-casual, classic, spirited-for young-minded men and women, aged 15-30.

Limited Too - American casual fashion for girls to age 14.

Galyan's - The "coolest" destination in sports retailing for sports enthusiasts and wanna-be's of all ages and both genders.

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage and other information about each of the Company's operating divisions, is set forth under the caption "Management's Discussion and Analysis" of the 1995 Annual Report and is incorporated herein by reference.

Intimate Brands, Inc.
- ---------------------

Victoria's Secret Stores - Most successful brand of elegant intimate apparel, foundations and related products for women aged 15 and above.

Cacique - Beautiful, high-quality, French-inspired lingerie for sophisticated women, age 25-plus.

Victoria's Secret Catalogue - The premier catalogue of women's intimate apparel and clothing presented in an aspirational lifestyle setting for women aged 18 and over.

Bath & Body Works - Healthy, natural, good-for-you personal care products and gifts of superior efficacy and value from America's heartland for men and women of all ages.

Penhaligon's - Highly desirable, world-class purveyor of classic scents and fine English gifts for sophisticated, well-traveled men and women.

Competition.

The sale of apparel, personal care products and sporting goods through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Design, price, service, selection and quality are the principal competitive factors in retail store sales. The Company's catalogue division competes with numerous national and regional catalogue merchandisers in catalogue sales. Design, price, quality and catalogue presentation are the principal competitive factors in catalogue sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail, both through stores and catalogues.

Associate Relations.

On February 3, 1996, the Company employed approximately 104,000 associates, 74,500 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Christmas season.

ITEM 2.   PROPERTIES.

The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York, Indianapolis, Indiana, Andover, Massachusetts, Kettering, Ohio, and London, England.

The distribution and shipping facilities owned by the Company consist of seven buildings located in Columbus, Ohio, comprising approximately 5.2 million square feet.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 1996 and 2016 and generally do not have renewal options.

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

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of February 3, 1996.

Leslie H. Wexner, 58, has been Chairman of the Board of Directors of the Company for more than five years and its President and Chief Executive Officer since he founded the Company in 1963.

Kenneth B. Gilman, 49, has been Vice Chairman and Chief Financial Officer of the Company since June 1993. Mr. Gilman was the Executive Vice President and Chief Financial Officer of the Company for more than five years prior thereto.

Michael Weiss, 54, has been Vice Chairman of the Company since June 1993. Mr. Weiss was the Chief Executive Officer of the Company's Express division for more than five years prior thereto.

Bella Wexner, over 65 years of age, has been the Secretary of the Company for more than five years.

Martin Trust, 61, has been President of Mast Industries, Inc., a wholly-owned subsidiary of the Company, for more than five years.

Arnold F. Kanarick, 55, has been Executive Vice President and Director of Human Resources since October 1992. Mr. Kanarick was Vice President, Human Resources of Analog Devices, a manufacturer of semiconductors, from 1985 to 1992.

Wade H. Buff, 61, has been Vice President, Internal Audit of the Company for more than five years.

Alfred S. Dietzel, 64, has been Vice President, Financial and Public Relations of the Company for more than five years.

Samuel P. Fried, 44, has been Vice President and General Counsel of the Company since November 1991. Mr. Fried was Vice President and General Counsel of Exide Corporation, a manufacturer of automotive and industrial batteries, from February 1987 to October 1991.

William K. Gerber, 41, has been Vice President, Finance of the Company since August 1993. Mr. Gerber was Vice President and Corporate Controller of the Company for more than five years prior thereto.

Patrick C. Hectorne, 43, has been Treasurer of the Company since August 1993. Mr. Hectorne was Assistant Treasurer of the Company for more than five years prior thereto.

Charles W. Hinson, 59, has been President, Store Planning of the Company for more than five years.

Kent A. Kleeberger, 44, has been Corporate Controller of the Company Since July 1995. Mr. Kleeberger was Vice President and Controller at Victoria's Secret Catalogue from February 1993 to June 1995 and Director of Accounting Operations at Victoria's's Secret Catalogue from August 1991 to January 1993 and Director of Financial Reporting at The Limited, Inc. prior thereto.

Jack Listanowsky, 48, has been Vice President and Chief Sourcing and Production Officer of the Company since March 1995. Mr. Listanowsky was Executive Vice President, Manufacturing and Operations for Liz Claiborne, Inc. for more than five years prior thereto.

Timothy B. Lyons, 49, has been Vice President, Taxes of the Company for more than five years.

Edward G. Razek, 47, has been Vice President and Director of Marketing of the Company since November 1993. Mr. Razek was the Executive Vice President of Marketing for Limited Stores for more than five years prior thereto.

Jon Ricker, 46, has been Vice President and Chief Information Officer of the Company since February 1996. Mr. Ricker was Vice President and Chief Information Officer for Bell South from mid-1993 and Vice President, Corporate Systems Development for Federal Express from 1990 to mid-1993.

Bruce A. Soll, 38, has been Vice President of the Company since October 1991. Mr. Soll was Counselor/Director of Policy Planning for the U.S. Department of Commerce from February 1989 to September 1991.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Information regarding markets in which the Company's common stock was traded during fiscal years 1995 and 1994, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal years 1995 and 1994 is set forth under the caption "Market Price and Dividend Information" of the 1995 Annual Report and is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" on pages 40 and 41 of the 1995 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" of the 1995 Annual Report and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1995 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience", "-Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" on pages 1 through 6 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 20, 1996 (the "Proxy Statement") and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 8 through 11 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" on pages 4 through 6 of the Proxy Statement and "PRINCIPAL HOLDERS OF VOTING SECURITIES" on page 17 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Business Experience" on pages 2 and 3 of the Proxy Statement and "ELECTION OF DIRECTORS - Certain Relationships and Related Transactions" on pages 6 and 7 of the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON  FORM 8-K.

     (a)(1)   List of Financial Statements.
              ----------------------------

The following consolidated financial statements of The Limited, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

     Consolidated Statements of Income for the fiscal years ended February 3, 1996, January 28, 1995, and January 29, 1994.

     Consolidated Balance Sheets as of February 3, 1996 and January 28, 1995.

     Consolidated Statements of Shareholders' Equity for the fiscal years ended
        February 3, 1996, January 28, 1995 and January 29, 1994.

     Consolidated Statements of Cash Flows for the fiscal years ended February
       3, 1996, January 28, 1995 and January 29,1994.

     Notes to Consolidated Financial Statements.

     Report of Independent Accountants.

     (a)(2)   List of Financial Statement Schedules.
              -------------------------------------

The following consolidated financial statement schedule of The Limited, Inc. and subsidiaries is filed as part of this report pursuant to ITEM 14(d):

     II.  Valuation and Qualifying Accounts.

All other schedules are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material. Columns omitted from the schedule have been omitted because the information is not applicable.

     (a)(3)   List of Exhibits
              ----------------

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

         4.3. Copy of the form of Global Security representing the Company's 8 7/8% Notes due August 15, 1999, incorporated by reference to
               Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 14, 1989.

         4.4. Copy of the form of Global Security representing the Company's 9 1/8% Notes due February 1, 2001, incorporated by reference to
               Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 6, 1991.

         4.5. Copy of the form of Global Security representing the Company's 7.80% Notes due May 15, 2002, incorporated by reference to the Company's Current Report on Form 8-K dated February 27, 1992.

         4.6. Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the "Commission") on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the "1993 Form S-3").

         4.7. Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

         4.8. Credit Agreement dated as of December 15, 1995 among the Company, Morgan Guaranty Trust Company of New York and the banks listed therein.

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

         10.12 Supplemental schedule of director who became party to an Indemnification Agreement effective January 27, 1995 incorporated by reference to Exhibit 10.12 to the 1994 Form 10-K.

         10.13 Supplemental schedule of officer who became party to an Indemnification Agreement effective March 20, 1995 incorporated by reference to Exhibit 10.13 to the 1994 Form 10-K.

         10.14 Form of Offer to Purchase dated February 1, 1996 incorporated by reference to the Company's Tender Offer Statement on Schedule 13E-4 filed February 1, 1996.

         10.15 Contingent Stock Redemption Agreement dated as of January 26, 1996 among the Company, Leslie H. Wexner and The Wexner Children's Trust incorporated by reference to the Company's Tender Offer Statement on Schedule 13E-4 filed February 1, 1996.

         10.16 Supplemental schedule of officer who became party to an Indemnification Agreement effective March 7, 1996.

         10.17 Supplemental schedule of officer who became party to an Indemnification Agreement effective February 1, 1996.

     11.  Statement re Computation of Per Share Earnings.

     12.  Statement re Computation of Ratio of Earnings to Fixed Charges.

     13. Excerpts from the 1995 Annual Report to Shareholders including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 40 - 61.

     21.  Subsidiaries of the Registrant.

     23.  Consent of Independent Accountants.

     24.  Powers of Attorney.

     27.  Financial Data Schedule.

     99.  Annual Report of The Limited, Inc. Savings and Retirement Plan.

     (b)  Reports on Form 8-K.
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of fiscal year 1995.

     (c)  Exhibits.
          --------

          The exhibits to this report are listed in section (a)(3) of Item 14 above.

     (d)  Financial Statement Schedule
          ----------------------------

          The financial statement schedule filed with this report is listed in section (a)(2) of Item 14 above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 1, 1996

                                    THE LIMITED, INC.
                                    (registrant)


                                    By /s/ KENNETH B. GILMAN
                                      ------------------------------------
                                      Kenneth B. Gilman,
                                      Vice Chairman and
                                      Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 1, 1996:


     Signature                      Title
     ---------                      -----
/s/ LESLIE H. WEXNER*               Chairman of the Board of Directors,
- -----------------------             President and Chief Executive Officer
Leslie H. Wexner

/s/ KENNETH B. GILMAN
- -----------------------             Director, Vice Chairman,
Kenneth B. Gilman                   Chief Financial Officer and
                                    Principal Accounting Officer


/s/ MICHAEL A. WEISS*               Director and Vice Chairman
- ------------------------
Michael A. Weiss

/s/ BELLA WEXNER*
- ------------------------            Director
Bella Wexner

/s/ MARTIN TRUST*                   Director
- ------------------------
Martin Trust

/s/ EUGENE M. FREEDMAN*             Director
- -----------------------
Eugene M. Freedman



/s/ E. GORDON GEE*                  Director
- --------------------------
E. Gordon Gee

/s/ THOMAS G. HOPKINS*              Director
- --------------------------
Thomas G. Hopkins

/s/ DAVID T. KOLLAT*                Director
- --------------------------
David T. Kollat

/s/ CLAUDINE MALONE*                Director
- --------------------------
Claudine Malone

/s/ DONALD B. SHACKELFORD*          Director
- --------------------------
Donald B. Shackelford

/s/ ALLAN R. TESSLER*               Director
- --------------------------
Allan R. Tessler

/s/ RAYMOND ZIMMERMAN*              Director
- --------------------------
Raymond Zimmerman


*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.



By /s/ KENNETH B. GILMAN
  ----------------------------
  Kenneth B. Gilman
  Attorney-in-fact

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934


                                ----------------



                               THE LIMITED, INC.
             (exact name of registrant as specified in its charter)


                                ----------------


                         FINANCIAL STATEMENT SCHEDULES

                                ----------------



- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
and Shareholders of
The Limited, Inc.

We have audited the consolidated financial statements of The Limited, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995, and for each of the three fiscal years in the period ended February 3, 1996, which financial statements are included on pages 49 through 61 of the 1995 Annual Report to Shareholders of The Limited, Inc. and incorporated by reference herein. We have also audited the financial statement schedule for each of the three fiscal years in the period ended February 3, 1996, listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Limited, Inc. and Subsidiaries as of February 3, 1996 and January 28, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for each of the three fiscal years in the period ended February 3, 1996 referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                    COOPERS & LYBRAND L.L.P.

Columbus, Ohio
February 26, 1996, except for paragraph 11 in Note 1 and Note 9, as to which the date is March 18, 1996.

                                                                     Schedule II
                                                                     -----------

                       THE LIMITED, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FISCAL YEARS ENDED FEBRUARY 3, 1996,
                     JANUARY 28, 1995 AND JANUARY 29, 1994
                                  ( THOUSANDS)



                                                      Balance at      Charged to                                   Balance
                                                     Beginning of      Costs and                     Sale of        End of
                                                      Fiscal Year      Expenses       Deductions      WFNNB       Fiscal Year
                                                     ------------     ----------      ----------     -------      -----------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Fiscal year ended February 3, 1996                      $44,946         91,424       (90,134)(A)     (46,236)(B)   $    -
                                                     ============     ==========      =======        ========     ===========
Fiscal year ended January 28, 1995                      $34,897         72,725       (62,676)(A)                   $44,946
                                                     ============     ==========      =======        ========     ===========
Fiscal year ended January 29, 1994                      $24,973         50,803       (40,879)(A)                  $34,897
                                                     ============     ==========      =======        ========     ===========

(A) - Write-offs, net of recoveries
(B) - The Company sold a 60% interest in WFNNB in 1995;
      therefore, it is no longer a consolidated subsidiary of the Company. See Note 2 to the Consolidated
      Financial Statements for further information.

                                 EXHIBIT INDEX
                                 -------------




Exhibit No.              Document
- -----------             ----------------------------------------------------------------
   4.8                  Credit Agreement dated as of December 15, 1995 among the Company,
                        Morgan Guaranty Trust Company of New York and the banks
                        listed therein.

  10.16 Supplemental schedule of officer who became party to an Indemnification Agreement effective March 7, 1996.

  10.17 Supplemental schedule of officer who became party to an Indemnification Agreement effective February 1, 1996.

  11                    Statement re Computation of
                        Per Share Earnings.

  12                    Statement re Computation of Ratio of
                        Earnings to Fixed Charges.

  13                    Excerpts from the 1995 Annual Report to Shareholders including
                        "Financial Summary", "Management's Discussion and Analysis" and
                        "Financial Statements and Notes" on pages 40 - 61.

  21                    Subsidiaries of the Registrant.

  23                    Consent of Independent Accountants.

  24                    Powers of Attorney.

  27                    Financial Data Schedule.

  99                    Annual Report of The Limited, Inc. Savings and
                        Retirement Plan.
