Form 10-Q
period 1996-05-04
LIMITED INC
filed 1996-06-14
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                      ----------------------------------


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 1996.
                               ------------

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               --------------------------  ---------------------



                         Commission file number 1-8344
                                                ------



                               THE LIMITED, INC.
                               -----------------
            (Exact name of registrant as specified in its charter)



           Delaware                                        31-1029810
- -------------------------------             -----------------------------------
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

          Common Stock, $.50 Par Value   Outstanding at May 31, 1996
                                         ---------------------------
                                              270,843,526 Shares

                               THE LIMITED, INC.
                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I.  Financial Information

   Item 1.  Financial Statements
      Consolidated Statements of Income
         Thirteen Weeks Ended
            May 4, 1996 and April 29, 1995................................     3

      Consolidated Balance Sheets
            May 4, 1996 and February 3, 1996..............................     4

      Consolidated Statements of Cash Flows
         Thirteen Weeks Ended
            May 4, 1996 and April 29, 1995................................     5

      Notes to Consolidated Financial Statements..........................     6

   Item 2.  Management's Discussion and Analysis of
               Results of Operations and Financial Condition..............    10

Part II.  Other Information

   Item 4.  Submission of Matters to a Vote of Security Holders...........    17

   Item 6.  Exhibits and Reports on Form 8-K..............................    18

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share amounts)

                                  (Unaudited)

                                                Thirteen Weeks Ended
                                              -----------------------
                                                May 4,      April 29,
                                                 1996         1995
                                              ----------   ----------
NET SALES                                     $1,787,943   $1,588,134

   Cost of Goods Sold, Occupancy and
    Buying Costs                               1,318,402    1,185,468
                                              ----------   ----------

GROSS INCOME                                     469,541      402,666

       General, Administrative and Store
        Operating Expenses                      (415,705)    (322,646)
                                              ----------   ----------

OPERATING INCOME                                  53,836       80,020

   Interest Expense                              (16,547)     (16,488)

   Other Income, Net                              17,142        2,679

   Minority Interest                              (4,279)           -
                                              ----------   ----------

INCOME BEFORE INCOME TAXES                        50,152       66,211

   Provision for Income Taxes                     22,000       27,000
                                              ----------   ----------

NET INCOME                                    $   28,152   $   39,211
                                              ==========   ==========

NET INCOME PER SHARE                                $.09         $.11
                                              ==========   ==========

DIVIDENDS PER SHARE                                 $.10         $.10
                                              ==========   ==========

WEIGHTED AVERAGE
SHARES OUTSTANDING                               310,491      357,975
                                              ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                               May 4, 1996   February 3, 1996
                                                               -----------   ----------------
                                                               (Unaudited)
                           ASSETS
                           ------
CURRENT ASSETS:
   Cash and Equivalents                                        $    24,504         $1,645,731
   Accounts Receivable                                              69,355             77,516
   Inventories                                                   1,010,971            958,953
   Other                                                           130,410            117,832
                                                               -----------         ----------

TOTAL CURRENT ASSETS                                             1,235,240          2,800,032

PROPERTY AND EQUIPMENT, NET                                      1,740,926          1,741,456

RESTRICTED CASH                                                    351,600            351,600

OTHER ASSETS                                                       388,341            373,475
                                                               -----------         ----------

TOTAL ASSETS                                                   $ 3,716,107         $5,266,563
                                                               ===========         ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
   Accounts Payable                                            $   270,111         $  280,659
   Accrued Expenses                                                390,952            388,818
   Commercial Paper                                                177,224                  -
   Income Taxes                                                      5,681             47,098
                                                               -----------         ----------

TOTAL CURRENT LIABILITIES                                          843,968            716,575

LONG-TERM DEBT                                                     650,000            650,000

DEFERRED INCOME TAXES                                              177,281            250,857

OTHER LONG-TERM LIABILITIES                                         55,255             50,791

MINORITY INTEREST                                                   44,854             45,699

CONTINGENT STOCK REDEMPTION AGREEMENT                              351,600            351,600

SHAREHOLDERS' EQUITY:
   Common Stock                                                    180,352            180,352
   Paid-in Capital                                                 138,538            137,134
   Retained Earnings                                             3,201,426          3,200,350
                                                               -----------         ----------
                                                                 3,520,316          3,517,836

   Less Treasury Stock, at Average Cost                         (1,927,167)          (316,795)
                                                               -----------         ----------

TOTAL SHAREHOLDERS' EQUITY                                       1,593,149          3,201,041
                                                               -----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $ 3,716,107         $5,266,563
                                                               ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                                                    Thirteen Weeks Ended
                                                                            ------------------------------------
                                                                               May 4,                  April 29,
                                                                                1996                      1995
                                                                            -----------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                                                 $    28,152                $  39,211

 Impact of Other Operating Activities on Cash Flows:
    Depreciation and Amortization                                                71,832                   69,548
    Minority Interest, Net of Dividends Paid                                       (845)                       -
    Changes in Assets and Liabilities:
       Accounts Receivable                                                        8,161                   39,904
       Inventories                                                              (52,018)                (115,093)
       Accounts Payable and Accrued Expenses                                     (8,414)                 (39,981)
       Income Taxes                                                             (41,417)                (101,974)
       Other Assets and Liabilities                                             (89,972)                 (10,873)
                                                                            -----------                ---------
NET CASH USED FOR OPERATING ACTIVITIES                                          (84,521)                (119,258)
                                                                            -----------                ---------

CASH USED FOR INVESTING ACTIVITIES
   Capital Expenditures                                                         (77,886)                 (68,873)
                                                                            -----------                ---------

FINANCING ACTIVITIES:
   Net Proceeds from Commercial Paper Borrowings and Certificates of Deposit    177,224                   44,889
   Dividends Paid                                                               (27,076)                 (35,725)
   Purchase of Treasury Stock                                                (1,615,000)                  (8,981)
   Stock Options and Other                                                        6,032                    5,135
                                                                            -----------                ---------

NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                       (1,458,820)                   5,318
                                                                            -----------                ---------


NET DECREASE IN CASH AND EQUIVALENTS                                         (1,621,227)                (182,813)
   Cash and Equivalents, Beginning of Year                                    1,645,731                  242,780
                                                                            -----------                ---------

CASH AND EQUIVALENTS, END OF PERIOD                                         $    24,504                $  59,967
                                                                            ===========                =========

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

    The consolidated financial statements as of and for the periods ended May 4, 1996 and April 29, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1995 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

    The consolidated financial statements as of May 4, 1996 and for the thirteen week periods ended May 4, 1996 and April 29, 1995 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.  ADOPTION OF ACCOUNTING STANDARD

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, " Accounting for Stock-Based Compensation." The Company will make the required disclosures in its 1996 annual report.

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

4.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net, consisted of (thousands):

                                                            May 4,     February 3,
                                                             1996          1996
                                                         -----------   -----------
     Property and equipment, at cost                     $ 3,079,518   $ 3,018,757
     Accumulated depreciation and
      amortization                                        (1,338,592)   (1,277,301)
                                                         -----------   -----------

     Property and equipment, net                         $ 1,740,926   $ 1,741,456
                                                         ===========   ===========

5.  INCOME TAXES

    The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 4, 1996 and April 29, 1995 approximated $127 million and $133 million.

    The Internal Revenue Service has assessed the Company for additional taxes and interest for years 1989 - 1992. The assessment was based primarily on the treatment of transactions involving the Company's foreign operations and construction allowances. The Company strongly disagrees with the assessment and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

6.  FINANCING ARRANGEMENTS

    Unsecured long-term debt consisted of (thousands):

                                                                 May 4,      February 3,
                                                                  1996          1996
                                                                --------     -----------
    7 1/2% Debentures due March 2023                            $250,000     $250,000
    7 4/5% Notes due May 2002                                    150,000      150,000
    9 1/8% Notes due February 2001                               150,000      150,000
    8 7/8% Notes due August 1999                                 100,000      100,000
                                                                --------     --------
                                                                $650,000     $650,000
                                                                ========     ========

    The Company maintains a $1 billion unsecured revolving credit agreement ("the Agreement"). Borrowings outstanding under the Agreement are due December 14, 2000. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on the second and fourth anniversaries of the effective date (December 15, 1995), subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 1/8% of the committed amount per annum. The Agreement contains covenants relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement at May 4, 1996.

    The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. Commercial paper outstanding at May 4, 1996 approximated $177 million.

    Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

    Interest paid during the thirteen weeks ended May 4, 1996 and April 29, 1995 approximated $16.6 million and $24.4 million.

7.  SELF-TENDER OFFER

    On March 17, 1996, the Company completed the repurchase for $1.615 billion or $19 per share of 85 million shares of its common stock under a self-tender offer.

                       [LETTERHEAD OF COOPERS & LYBRAND]

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Audit Committee of
  The Board of Directors of
  The Limited, Inc.

We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at May 4, 1996, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 4, 1996 and April 29, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 3, 1996 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996, except for paragraph 11 in Note 1 and Note 9, as to which the date is March 18, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                            COOPERS & LYBRAND L.L.P.


Columbus, Ohio
June 7, 1996

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the fourth quarter of 1995 and the first quarter of 1996, the Company entered into a series of transactions that affected the comparability of the quarterly financial statements: 1) the initial public offering of a 16.9% interest in Intimate Brands, Inc. ("IBI"); 2) the sale of a 60% interest in the Company's previously wholly-owned credit card bank, World Financial Network National Bank ("WFNNB"); and 3) a reduction in outstanding shares reflecting the Company's 85 million share repurchase via a self-tender consummated effective March 17, 1996. Accordingly, to aid in the analysis of first quarter 1996 financial information as compared to first quarter 1995, certain pro-forma adjustments, including the tax impact, have been made to the 1996 and 1995 results as follows: 1) the 1995 general, administrative and store operating expenses have been adjusted for the fourth quarter 1995 sale of a 60% interest in WFNNB as if the sale had been consummated at the beginning of the period; 2) the 1995 income statement has been adjusted to reflect the minority interest arising from the IBI transaction as if it had occurred as of the beginning of the period; 3) weighted average shares outstanding have been reduced to reflect the 85 million share repurchase as if it occurred at the beginning of 1995; and
4) the 1996 income statement has been adjusted to remove $10.5 million in interest income derived from the temporary investment of the proceeds from the IBI and WFNNB transactions that were used to consummate the self-tender effective March 17, 1996.

The adjusted pro-forma summary income information is presented below.

                                                                                                   First Quarter,
                                                      First Quarter, 1995                               1996
                                 -------------------------------------------------------------     --------------
                                                                                   Adjusted           Adjusted
                                  As Reported,       Pro-Forma                    Pro-Forma           Pro-Forma
                                 April 29, 1995     Adjustments                 April 29, 1995       May 4, 1996
                                 --------------    --------------               --------------       -----------
Net sales                           $1,588,134     $            -               $1,588,134           $1,787,943
Gross income                           402,666                  -                  402,666              469,541
General, administrative
 and store operating
 expenses                             (322,646)           (28,810)  (a)           (351,456)            (415,705)
                                 --------------    --------------               --------------       -----------
Operating income                        80,020            (28,810)                  51,210               53,836

Interest expense                       (16,488)                 -                  (16,488)             (16,547)
Other income, net                        2,679                  -                    2,679                6,642   (c)
Minority interest                            -             (4,148)  (b)             (4,148)              (4,279)
                                 --------------    --------------               --------------       -----------
Income before taxes                     66,211            (32,958)                  33,253               39,652
Provision for income taxes              27,000            (14,000)  (d)             13,000               18,000   (d)
                                 --------------    --------------               --------------       -----------
Net income                          $   39,211           $(18,958)              $   20,253           $   21,652
                                 ==============    ==============               ==============       ===========
Net income per share                     $0.11                                       $0.07   (e)          $0.08   (e)
                                 ==============                                 ==============       ===========
Weighted average shares
  outstanding                          357,975                                     272,975   (e)        271,260   (e)
                                 ==============                                 ==============       ===========

(a) Sale of a 60% interest in WFNNB as if it were consummated at the beginning of the period.

(b) Minority interest in Intimate Brands, Inc. as if the transaction were consummated at the beginning of the period.

(c) Reduce 1996 interest income by $10.5 million derived from the temporary investment of the proceeds from the IBI and WFNNB transactions that were used to consummate the self-tender.

(d) Tax affect of above pro-forma adjustments.

(e) Net income per share and weighted average shares outstanding have been adjusted for the impact of the self-tender for 85 million shares effective March 17, 1996 as if it were consummated at the beginning of 1995.

Net sales for the first quarter of 1996 grew to $1.788 billion, an increase of 13% from $1.588 billion a year ago. Operating income increased 5% to $53.8 million compared to pro-forma operating income of $51.2 million for 1995. Pro-forma 1996 net income increased 7% to $21.7 million compared to pro-forma net income of $20.3 million for 1995.

Divisional highlights include the following:

The Intimate Brands businesses began 1996 with a solid first quarter performance. Victoria's Secret Stores regained sales momentum, recording an 8% comparable store sales increase and a 28% operating income increase. Bath & Body Works had a comparable store sales increase of 14% while operating income was up 45%.

While the Women's Businesses continued to underperform, particularly the Express division, momentum at Limited Stores and Lane Bryant was encouraging. Limited Stores saw a consistent improvement in sales throughout the quarter; and Lane Bryant's first quarter results have begun to return it to historic levels of operating income.

Abercrombie & Fitch Co. experienced a significant improvement in operating income in the first quarter.

Financial Summary
- -----------------

The following summarized financial data compares the thirteen week period ended May 4, 1996 to the comparable period for 1995:

                                     First Quarter                 First Quarter         % Change
                                         1996                          1995           From Prior Year
                                     -------------                 -------------      ---------------
Net Sales (millions):
Victoria's Secret Stores                   $  286                     $      241                  19%
Victoria's Secret Catalogue                   167                            155                   8%
Bath & Body Works                             111                             66                  68%
Cacique                                        19                             15                  27%
Other                                           3                              3                   -
                                     -------------                 -------------      ---------------
    Total Intimate Brands, Inc.            $  586                     $      480                  22%
                                     -------------                 -------------      ---------------

Express                                       315                            304                   4%
Lerner New York                               222                            219                   1%
Lane Bryant                                   219                            204                   7%
Limited Stores                                187                            179                   4%
Henri Bendel                                   22                             21                   5%
                                     -------------                 -------------      ---------------
    Total Women's Businesses               $  965                     $      927                   4%
                                     -------------                 -------------      ---------------

Structure                                     123                            104                  18%
Abercrombie & Fitch Co.                        51                             33                  55%
The Limited Too                                46                             44                   5%
Galyan's                                       17                              -                   -
                                     -------------                 -------------      ---------------
    Total Emerging Businesses              $  237                     $      181                  31%
                                     -------------                 -------------      ---------------
          Total Net Sales                  $1,788                     $    1,588                  13%
                                     =============                 =============      ===============

                                     First Quarter                 First Quarter         % Change
                                         1996                          1995           From Prior Year
                                     -------------                 -------------      ---------------
Operating income (millions):
Intimate Brands, Inc.                      $   49                     $       40                  23%
Women's Businesses                              4                             12                 (67%)
Emerging Businesses                             1                             (1) *              N/M
                                     -------------                 -------------
Total Operating Income                     $   54                     $       51  *                6%
                                     =============                 =============

* Reflects adjusted Pro-forma results. Historical operating income for the Emerging Businesses (including WFNNB) was $28 million and total operating income was $80 million for 1995.

                                     First Quarter                 First Quarter         % Change
                                         1996                          1995           From Prior Year
                                     -------------                 -------------      ---------------
Increase (decrease) in comparable
store sales:
Victoria's Secret Stores                        8%                             2%
Bath & Body Works                              14%                            28%
Cacique                                        19%                           (29%)
                                     -------------                 ---------------
    Total Intimate Brands, Inc.                 9%                             3%
                                     -------------                 ---------------

Express                                        (1%)                            8%
Lerner New York                                 2%                             0%
Lane Bryant                                     5%                            (9%)
Limited Stores                                  6%                           (13%)
Henri Bendel                                    8%                            11%
                                     -------------                 ---------------
    Total Women's Businesses                    3%                            (3%)
                                     -------------                 ---------------

Structure                                       8%                            (4%)
Abercrombie & Fitch Co.                        17%                             7%
The Limited Too                               (17%)                            6%
                                     -------------                 ---------------
    Total Emerging Businesses                   3%                             0%
                                     -------------                 ---------------

    Total comparable store sales
     increase (decrease)                        4%                            (1%)
                                     =============                 ===============

Retail sales increase
  attributable to new and
  remodeled stores                              9%                             6%

Retail sales per average selling
  square foot                              $58.94                         $55.63                   6%

Retail sales per average store
  (thousands)                              $  304                     $      292                   4%

Average store size at end
  of quarter (square feet)                  5,143                          5,226                  (2%)

Retail selling square feet
  (thousands)                              27,528                         25,892                   6%

Number of stores:
Beginning of year                           5,298                          4,867
  Opened                                       80                             97
  Closed                                      (26)                           (10)
                                     -------------                 ---------------
End of first quarter                        5,352                          4,954
                                     =============                 ===============

                                         Number of Stores                              Selling Sq. Ft. (thousands)
                              --------------------------------------      -----------------------------------------------------
                                                          Change                                                     Change
                               May 4,      April 29,     From Prior        May 4,             April 29,             From Prior
                                1996         1995         Period            1996                1995                 Period
                              -------     -----------   ------------      --------           -----------           ------------
Victoria's Secret Stores         683          609             74           3,074               2,646                    428
Bath & Body Works                528          347            181             906                 549                    357
Cacique                          121          117              4             369                 352                     17
Penhaligon's                       4            4              -               2                   2                      -
                              -------     -----------   ------------      --------           -----------           ------------
    Total Intimate Brands,
     Inc.                      1,336        1,077            259           4,351               3,549                    802
                              -------     -----------   ------------      --------           -----------           ------------

Express                          744          720             24           4,633               4,401                    232
Lerner New York                  820          843            (23)          6,281               6,536                   (255)
Lane Bryant                      833          814             19           3,985               3,866                    119
Limited Stores                   684          711            (27)          4,183               4,328                   (145)
Henri Bendel                       4            4              -              88                  88                      -
                              -------     -----------   ------------      --------           -----------           ------------
    Total Women's Businesses   3,085        3,092             (7)         19,170              19,219                    (49)
                              -------     -----------   ------------      --------           -----------           ------------

Structure                        524          473             51           2,016               1,784                    232
Abercrombie & Fitch Co.          102           72             30             804                 580                    224
The Limited Too                  299          240             59             937                 760                    177
Galyan's                           6            -              6             250                   -                    250
                              -------     -----------   ------------      --------           -----------           ------------
    Total Emerging Businesses    931          785            146           4,007               3,124                    883
                              -------     -----------   ------------      --------           -----------           ------------
    Total stores and selling
     square feet               5,352        4,954            398          27,528              25,892                  1,636
                              =======     ===========   ============      ========           ===========           ============

Net Sales
- ---------

Net sales for the first quarter of 1996 increased 13% over the first quarter of 1995, primarily as a result of the 4% increase in comparable store sales and the net addition of new and expanded stores. During the first quarter of 1996, the Company opened 80 new stores, remodeled 48 stores and closed 26 stores.

Sales at the Intimate Brand's businesses for the first quarter of 1996 increased 22% over the same period last year and accounted for over half of the total Limited, Inc. sales increase. This increase was attributable to the net addition of 259 new stores, a 9% increase in comparable store sales and a 8% increase in catalogue net sales.

Sales at the Women's Businesses for the first quarter of 1996 increased 4% over the first quarter of 1995, primarily due to the 3% increase in comparable store sales, and accounted for 18% of the total Limited, Inc. increase.

Significant improvement in sales at Structure and Abercrombie & Fitch Co. bolstered by comparable store sales increases of 8% and 17%, respectively, accounted for most of the balance of the Limited, Inc. increase.

Gross Income
- ------------

Gross income, expressed as a percentage of sales, increased to 26.3% for the first quarter of 1996 from 25.4% for the first quarter of 1995. The increase was attributable to a decrease in buying and occupancy costs of 1.1%, expressed as a percentage of sales, due to improved sales leveraging. Merchandise margins decreased .2% as a percentage of sales due to slightly higher markdowns in 1996.

General, Administrative and Store Operating Expenses
- ----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of sales, increased to 23.3% for the first quarter of 1996 as compared to 22.1% on an adjusted pro-forma basis for the first quarter of 1995. This increase was attributable to a combination of factors. Intimate Brands rate increased 1.2%, resulting primarily from Bath & Body Works' higher portion of the mix in the overall business. Although Bath & Body Works has higher gross margins, it also has higher general, administrative and store operating expenses as a percent of sales. In addition, lower per store sales productivity at the Women's Businesses and Limited Too also contributed to the rate increase. The Company anticipates a similar rate increase for the second quarter with a deceleration in the rate of increase for the Fall season aided by peak seasonal sales.

Operating Income
- ----------------

Operating income, as a percentage of sales, was 3.0% for the first quarter of 1996 and 3.2% for adjusted pro-forma 1995. The decrease was due to lower merchandise margins resulting from increased markdowns which was more than offset by lower buying and occupancy costs and higher general, administrative and store operating expenses, expressed as a percentage of sales.

Interest Expense
- ----------------

                                                        First Quarter
                                                       ---------------
                                                        1996     1995
                                                       ------   ------
Average Borrowings                                     $790.9   $736.9
  (millions)
Average Effective Interest Rate                          8.37%    8.95%

Interest expense was essentially flat in the first quarter of 1996 as compared to the first quarter of 1995. Lower interest rates, primarily on commercial paper, decreased interest costs by approximately $1.1 million, which was offset by increased interest expense on additional funds borrowed.

Other Income
- ------------

The increase in other income to $6,642 for the adjusted pro-forma first quarter of 1996 from $2,679 in the first quarter of 1995 was principally due to interest income earned on the restricted cash balance related to the contingent stock redemption agreement.

FINANCIAL CONDITION

Liquidity and Capital Resources
- -------------------------------

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                                            Adjusted
                                                    May 4,    February 3,  February 3,
                                                     1996         1996       1996 *
                                                  ----------  -----------  -----------

Working Capital                                   $  391,272   $2,083,457   $  468,457

                                                  ==========   ==========   ==========

Capitalization:
  Long-term debt                                  $  650,000   $  650,000   $  650,000

  Deferred income taxes                              177,281      250,857      250,857

  Shareholders' equity                             1,593,149    3,201,041    1,586,041

                                                  ----------   ----------   ----------


Total Capitalization                              $2,420,430   $4,101,898   $2,486,898

                                                  ==========   ==========   ==========


Additional amounts available under
  long-term credit agreements                     $1,000,000   $1,000,000   $1,000,000

                                                  ==========   ==========   ==========

* Adjusted February 3, 1996 reflects the impact of the March 17, 1996 repurchase of 85 million shares of the Company's common stock for $1.615 billion.

Net cash used for operating activities was $84.5 million in the first quarter of 1996 versus $119.3 million in the first quarter last year. Cash provided from the payment of accounts receivable was lower in 1996 due to a lower receivables balance at the beginning of the year caused by the sale of a 60% interest in WFNNB in the fourth quarter of 1995. Cash requirements for inventories were lower in 1996 due to a planned decrease in inventories on both a per store and per square foot basis.

Investing activities included capital expenditures, primarily for new and remodeled stores. Financing activities included $1.615 billion used to repurchase 85 million shares of the Company's common stock. (see note 7).

Capital Expenditures
- --------------------

Capital expenditures totaled $77.9 million for the first quarter of 1996, compared to $68.9 million for the first quarter of 1995. The Company anticipates spending $350 - $400 million for capital expenditures in 1996, of which $220 - $260 million will be for new stores, the remodeling of existing stores and related improvements for the retail businesses.

The Company expects that 1996 capital expenditures will be funded by net cash provided by operating activities. In addition, the Company presently has available $1 billion under its long-term credit agreement and has the ability to offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

                          PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Company held its Annual Meeting of Stockholders on May 20, 1996. The matters voted upon and the results of the voting were as follows:

(a) Leonard A. Schlesinger, Donald B. Shackelford, Martin Trust and Raymond Zimmerman were elected to the Board of Directors for a term of three years. Of the 227,881,389 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows with respect to each of the nominees:

                                                                                      Shares               Shares as to Which
                                                                                     Voted for             Voting Authority
          Name                                                                       Election                   Withheld
    -----------------------                                                       -------------           --------------------

    Leonard A. Schlesinger                                                          223,966,687             3,914,702
    Donald B. Shackelford                                                           225,258,801             2,622,588
    Martin Trust                                                                    225,258,650             2,622,739
    Raymond Zimmerman                                                               225,245,978             2,635,411

    In addition, directors whose term of office continued after the Annual Meeting were: Leslie H. Wexner, Kenneth B. Gilman, Eugene M. Freedman, E. Gordon Gee, David T. Kollat, Claudine B. Malone, Allan R. Tessler, Michael
    A. Weiss, and Bella Wexner.

(b) The 1996 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan was approved with 172,002,462 shares voted for election and 54,338,294 against and 1,540,633 abstained.

(c) The Limited, Inc. 1996 Stock Plan for Non-Associate Directors was approved with 219,190,443 shares voted for election and 7,042,140 against and 1,648,806 abstained.

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

         4.8. Credit Agreement dated as of December 15, 1995 among the Company, Morgan Guaranty Trust Company of New York and the banks listed therein, incorporated by reference to Exhibit 4.8 to the Company's 1995 Annual Report on Form 10-K.

     10.   Material Contracts

         10.1 Supplemental Schedule of Director who became a party to an Indemnification Agreement.

         10.2 The Limited, Inc. 1993 Stock Option and Performance Incentive Plan (1996 Restatement) incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-04941).

         10.3 The Limited, Inc. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (File No. 333-04927).

         11.   Statement re:   Computation of Per Share Earnings.

         12.   Statement re:  Computation of Ratio of Earnings to Fixed Charges.

         15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Accountants' Report.

         27.   Financial Data Schedule.

(b)  Reports on Form 8-K.
     --------------------

     None.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE LIMITED, INC.
                                         (Registrant)



                                       By /s/ Kenneth B. Gilman
                                          ------------------------------------
                                          Kenneth B. Gilman,
                                          Vice Chairman and Chief
                                          Financial Officer*


Date:  June 12, 1996

- -----------------------------------

* Mr. Gilman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.   Document
- -----------   ----------------------------------------------------------------

   10.1 Supplemental Schedule of Director who became a party to an Indemnification Agreement.

   11         Statement re: Computation of
              Per Share Earnings.

   12         Statement re: Ratio of
              Earnings to Fixed Charges.

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Accountants' Report

   27         Financial Data Schedule