Form 10-Q
period 1996-08-03
LIMITED INC
filed 1996-09-13
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                      __________________________________


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 1996
                               --------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ------------


                         Commission file number 1-8344
                                                ------


                               THE LIMITED, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                     31-1029810
- ---------------------------------                       ----------
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

Common Stock, $.50 Par Value                  Outstanding at August 30, 1996
                                              ------------------------------
                                                     270,967,452 Shares

                               THE LIMITED, INC.
                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------
Part I.  Financial Information

 Item 1.  Financial Statements
   Consolidated Statements of Income
     Thirteen and Twenty-six Weeks Ended
       August 3, 1996 and July 29, 1995................................      3

   Consolidated Balance Sheets
       August 3, 1996 and February 3, 1996.............................      4

   Consolidated Statements of Cash Flows
     Twenty-six Weeks Ended
       August 3, 1996 and July 29, 1995................................      5

   Notes to Consolidated Financial Statements..........................      6

 Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition................     10

Part II.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K.............................     19


                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share amounts)

                                  (Unaudited)

                                            Thirteen Weeks Ended      Twenty-six Weeks Ended
                                          -----------------------   -------------------------
                                           August 3,    July 29,     August 3,      July 29,
                                             1996         1995         1996          1995
                                          -----------  ----------   -----------   -----------
NET SALES                                 $1,895,601   $1,718,643   $3,683,544     $3,306,777

   Cost of Goods Sold, Occupancy
       and Buying Costs                    1,403,692    1,294,947    2,722,094      2,480,415
                                          ----------   ----------   -----------    ----------
GROSS INCOME                                 491,909      423,696      961,450        826,362

   General, Administrative and
   Store Operating Expenses                  410,367      326,943      826,072        649,589
                                          ----------   ----------   -----------    ----------
OPERATING INCOME                              81,542       96,753      135,378        176,773
   Interest Expense                          (18,734)     (20,200)     (35,281)       (36,688)
   Other Income, Net                           6,512        4,209       23,654          6,888
   Minority Interest                          (8,170)           -      (12,449)             -
                                          ----------   ----------   -----------    ----------
INCOME BEFORE INCOME TAXES                    61,150       80,762      111,302        146,973

   Provision for Income Taxes                 28,000       32,000       50,000         59,000
                                          ----------   ----------   -----------    ----------
NET INCOME                                $   33,150   $   48,762   $   61,302     $   87,973
                                          ==========   ==========   ==========     ==========
NET INCOME PER SHARE                            $.12         $.14         $.21           $.25
                                          ==========   ==========   ==========    ===========
DIVIDENDS PER SHARE                             $.10         $.10         $.20           $.20
                                          ==========   ==========   ==========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING          272,077      358,961      291,284        358,468
                                          ==========   ==========   ==========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                           August 3,     February 3,
               ASSETS                        1996            1996
               ------                     -----------    -----------
                                          (Unaudited)
CURRENT ASSETS:
  Cash and Equivalents                    $    33,050    $1,645,731
  Accounts Receivable                          96,282        77,516
  Inventories                               1,116,060       958,953
  Other                                       137,692       117,832
                                          -----------    ----------
TOTAL CURRENT ASSETS                        1,383,084     2,800,032

PROPERTY AND EQUIPMENT, NET                 1,772,019     1,741,456

RESTRICTED CASH                               351,600       351,600
OTHER ASSETS                                  382,201       373,475
                                          -----------    ----------
TOTAL ASSETS                              $ 3,888,904    $5,266,563
                                          ===========    ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------
CURRENT LIABILITIES:
  Accounts Payable                        $   343,897    $  280,659
  Accrued Expenses                            400,146       388,818
  Commercial Paper                            116,982             -
  Notes Payable                               150,000             -
  Income Taxes                                  6,101        47,098
                                          -----------    ----------
TOTAL CURRENT LIABILITIES                   1,017,126       716,575

LONG-TERM DEBT                                650,000       650,000

DEFERRED INCOME TAXES                         166,998       250,857

OTHER LONG-TERM LIABILITIES                    50,736        50,791

MINORITY INTEREST                              47,068        45,699

CONTINGENT STOCK REDEMPTION AGREEMENT         351,600       351,600

SHAREHOLDERS' EQUITY:
  Common Stock                                180,352       180,352
  Paid-in Capital                             141,315       137,134
  Retained Earnings                         3,207,492     3,200,350
                                          -----------    ----------
                                            3,529,159     3,517,836

  Less Treasury Stock, at Average Cost     (1,923,783)     (316,795)
                                          -----------    ----------
TOTAL SHAREHOLDERS' EQUITY                  1,605,376     3,201,041
                                          -----------    ----------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                  $ 3,888,904    $5,266,563
                                          ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                           Twenty-six Weeks Ended
                                           ----------------------
                                           August 3,     July 29,
                                             1996          1995
                                          ----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                              $    61,302   $  87,973

  Impact of Other Operating
   Activities on Cash Flows:
    Depreciation and Amortization             144,346     141,410
    Minority Interest, Net of
     Dividends Paid                             1,369           -
    Changes in Assets and
     Liabilities:
      Accounts Receivable                     (18,766)     30,822
      Inventories                            (157,107)   (193,488)
      Accounts Payable and
       Accrued Expenses                        74,566      79,090
      Income Taxes                           (124,856)   (119,039)
      Other Assets and Liabilities            (12,544)    (31,597)
                                          -----------   ---------
NET CASH USED FOR OPERATING ACTIVITIES        (31,690)     (4,829)
                                          -----------   ---------
INVESTING ACTIVITIES:

  Capital Expenditures                       (191,006)   (170,345)
  Businesses Acquired                               -     (18,000)
                                          -----------   ---------
NET CASH USED FOR INVESTING ACTIVITIES       (191,006)   (188,345)
                                          -----------   ---------
FINANCING ACTIVITIES:
  Net Proceeds from Commercial
   Paper Borrowings and
   Certificates of Deposit                    116,982      35,800
  Proceeds from Short-Term
   Borrowings                                 150,000     250,000
  Dividends Paid                              (54,160)    (71,261)

  Purchase of Treasury Stock               (1,615,130)     (8,981)
  Stock Options and Other                      12,323       7,427
                                          -----------   ---------
NET CASH PROVIDED FROM (USED FOR)
 FINANCING ACTIVITIES                      (1,389,985)    212,985
                                          -----------   ---------
NET INCREASE (DECREASE) IN CASH AND
 EQUIVALENTS                               (1,612,681)     19,811
  Cash and Equivalents, Beginning
   of Year                                  1,645,731     242,780
                                          -----------   ---------
CASH AND EQUIVALENTS, END OF PERIOD       $    33,050   $ 262,591
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

     The consolidated financial statements as of and for the periods ended August 3, 1996 and July 29, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of August 3, 1996 and for the thirteen and twenty-six week periods ended August 3, 1996 and July 29, 1995 included herein have been reviewed by the independent accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.   ADOPTION OF ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock - Based Compensation". The Company will make the required disclosures in its 1996 Annual Report.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):

                                           August 3,    February 3,
                                              1996          1996
                                          -----------   -----------
Property and equipment, at cost           $ 3,150,493   $ 3,018,757
Accumulated depreciation and
 amortization                              (1,378,474)   (1,277,301)
                                          -----------   -----------
Property and equipment, net               $ 1,772,019   $ 1,741,456
                                          ===========   ===========

5.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended August 3, 1996 and July 29, 1995 approximated $141.9 million and $156.5 million.

     The Internal Revenue Service has assessed the Company for additional taxes and interest for years 1989 - 1992. The assessment was based primarily on the treatment of transactions involving the Company's foreign operations and construction allowances. Although a deposit has been made to mitigate further interest being assessed, the Company strongly disagrees with the assessment and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

6.   FINANCING ARRANGEMENTS

     Unsecured long-term debt consisted of (thousands):

                                         August 3,       February 3,
                                           1996              1996
                                        ----------       -----------
7 1/2% Debentures due March 2023          $250,000          $250,000
7 4/5% Notes due May 2002                  150,000           150,000
9 1/8% Notes due February 2001             150,000           150,000
8 7/8% Notes due August 1999               100,000           100,000
                                          --------          --------
                                          $650,000          $650,000
                                          ========          ========

     The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"). Borrowings outstanding under the Agreement are due December 14, 2000. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on the second and fourth anniversaries of the effective date (December 15, 1995), subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 1/8% of the committed amount per annum. The Agreement contains covenants relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement at August 3, 1996.

     The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. Commercial paper outstanding at August 3, 1996 approximated $117 million.

     Two subsidiaries at Abercrombie & Fitch Co. ("A&F"), a wholly-owned subsidiary of the Company, borrowed $150 million under a bank credit agreement in July 1996. The borrowings are guarenteed by A&F. The LIBOR-related interest rate at August 3, 1996 was 5.92%. The agreement places certain limitations on A&F and contains financial covenants, including fixed charge coverage and a maximum ratio of debt to earnings before income taxes, depreciation and amortization. The amounts borrowed are repayable in nine consecutive semi-annual installments, commencing on June 30, 1997, provided that borrowings must be repaid by the excess cash flow (as defined in the credit agreement) of A&F, which will include the net proceeds of any public offering. In addition, any outstanding borrowings must be paid in full in the event that the Company ceases to own directly at least 80% of the outstanding stock of A&F.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     Interest paid during the twenty-six weeks ended August 3, 1996 and July 29, 1995 approximated $34.6 million and $34.5 million.


7.   SELF-TENDER OFFER

     On March 17, 1996, the Company completed the repurchase for $1.615 billion or $19 per share of 85 million shares of its common stock under a self-tender offer.

8.   RECENT DEVELOPMENT

     On June 26, 1996, the Company announced that the Board of Directors approved a plan to file a registration statement for an initial public offering of Abercrombie & Fitch Co., a wholly-owned subsidiary. On August 29, 1996, Abercrombie & Fitch Co. filed a Registration Statement with the Securities and Exchange Commission. It is expected that the new company will be approximately 86% owned by the Company, with the balance owned by public shareholders. This action represents the next step in the Company's plan, announced in Spring 1995, to reconfigure the Company in a manner designed to encourage entrepreneurial management, yield improved operating performance, develop new growth opportunities and increase shareholder value.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of
  The Board of Directors of
  The Limited, Inc.

We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at August 3, 1996, and the related condensed consolidated statements of income and cash flows for the thirteen-week and twenty six-week periods ended August 3, 1996 and July 29, 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 3, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 1996, except for paragraph 11 in Note 1 and Note 9, as to which the date is March 18, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                            COOPERS & LYBRAND L.L.P.

Columbus, Ohio
September 10, 1996

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second half of 1995 and the first quarter of 1996, the Company entered into a series of transactions that affected the comparability of the quarterly financial statements: 1) the initial public offering of a 16.9% interest in Intimate Brands, Inc. ("IBI"); 2) the sale of a 60% interest in the Company's previously wholly-owned credit card bank, World Financial Network National Bank ("WFNNB"); and 3) a reduction in outstanding shares reflecting the Company's 85 million share repurchase via a self-tender consummated effective March 17, 1996. Accordingly, to aid in the analysis of second quarter and year-to-date 1996 financial information as compared to the respective periods in 1995, certain pro-forma adjustments, including the tax impact, have been made to the 1996 and 1995 results as follows: 1) the 1995 general, administrative and store operating expenses have been adjusted for the fourth quarter 1995 sale of a 60% interest in WFNNB, as if the sale had been consummated at the beginning of 1995; 2) the 1995 income statement has been adjusted to reflect the minority interest arising from the IBI transaction as if it had occurred as of the beginning of 1995; 3) weighted average shares outstanding have been reduced to reflect the 85 million share repurchase as if it occurred at the beginning of 1995; and 4) the 1996 income statement has been adjusted to remove $10.5 million in interest income earned in the first quarter from the temporary investment of the proceeds from the IBI and WFNNB transactions that were used to consummate the self-tender effective March 17, 1996.

The adjusted pro-forma summary income information is presented below.

                                                                                 Second Quarter
                                          Second Quarter 1995                         1996
                             -----------------------------------------------    ----------------
                                                                Adjusted
                              As Reported      Pro-Forma        Pro-Forma         As Reported
                             July 29, 1995    Adjustments     July 29, 1995      August 3, 1996
                             -------------   -------------   ---------------    ----------------
Net sales                       $1,718,643     $      -          $1,718,643        $1,895,601

Gross income                       423,696            -             423,696           491,909

General, administrative
 and store operating
 expenses                         (326,943)     (25,328)(a)        (352,271)         (410,367)
                                ----------     --------          ----------        ----------
Operating income                    96,753      (25,328)             71,425            81,542

Interest expense                   (20,200)           -             (20,200)          (18,734)

Other income, net                    4,209            -               4,209             6,512

Minority interest                        -       (5,733)(b)          (5,733)           (8,170)
                                ----------     --------          ----------        ----------
Income before taxes                 80,762      (31,061)             49,701            61,150

Provision for income taxes          32,000      (11,000)(c)          21,000            28,000
                                ----------     --------          ----------        ----------
    Net income                  $   48,762     $(20,061)         $   28,701        $   33,150
                                ==========     ========          ==========        ==========

Net income per share                 $0.14                            $0.10(e)          $0.12
                                ==========                       ==========        ==========
Weighted average shares
    outstanding                    358,961                          273,961(e)        272,077
                                ==========                       ==========        ==========

                                                                                                            Year - to -
                                                   Year - to - Date 1995                                     Date 1996
                             ----------------------------------------------------------------          ------------------
                                                                                  Adjusted                    Adjusted
                               As Reported         Pro-Forma                   Pro-Forma July                Pro-Forma
                              July 29, 1995       Adjustments                     29, 1995                 August 3, 1996
                             ---------------     ----------------          ------------------          ------------------
Net sales                         $3,306,777             $      -                  $3,306,777                  $3,683,544

Gross income                         826,362                    -                     826,362                     961,450

General, administrative
 and store operating
 expenses                           (649,589)            (54,138)(a)                 (703,727)                   (826,072)
                             ---------------     ----------------          ------------------          ------------------
Operating income                     176,773             (54,138)                     122,635                     135,378

Interest expense                     (36,688)                   -                     (36,688)                    (35,281)

Other income, net                      6,888                    -                       6,888                      13,154(d)

Minority interest                          -              (9,881)(b)                   (9,881)                    (12,449)
                             ---------------     ----------------          ------------------          ------------------

Income before taxes                  146,973             (64,019)                      82,954                     100,802

Provision for income taxes            59,000             (25,000)(c)                   34,000                      46,000(c)
                             ---------------     ----------------          ------------------          ------------------

    Net income                    $   87,973            $(39,019)                  $   48,954                  $   54,802
                             ===============     ================          ==================          ==================
Net income per share                   $0.25                                            $0.18(e)                    $0.20(e)
                             ===============                               ==================          ==================

Weighted average shares
    outstanding                      358,468                                          273,468(e)                  271,669(e)
                             ===============                               ==================          ==================

(a) Sale of a 60% interest in WFNNB as if it were consummated at the beginning of 1995.

(b) Minority interest in IBI as if the transaction was consummated at the beginning of 1995.

(c) Tax affect of above pro-forma adjustments.

(d) Reduce 1996 interest income by $10.5 million earned from the temporary investment of the proceeds from the IBI and WFNNB transactions that were used to consummate the self-tender.

(e) Net income per share and weighted average shares outstanding have been adjusted for the impact of the self-tender for 85 million shares effective March 17, 1996 as if it were consummated at the beginning of 1995.

During the second quarter of 1996, net sales increased 10% to $1.896 billion compared to $1.719 billion a year ago. Net income for the quarter increased 16% to $33.2 million compared to pro-forma net income of $28.7 million last year. Earnings per share were $.12 compared to pro-forma earnings per share of $.10 in 1995.

Highlights include the following:

     Victoria's Secret Stores had a 14% sales gain with an operating income increase of 16%. The quarter ended with the launch of the "Perfect Silhouette", a perfectly smooth and seamless bra, supported by a national TV campaign.

     Bath & Body Works achieved a 60% sales gain and a 50% increase in operating income. During the second quarter, Bath & Body Works successfully introduced Hairworks and New Albany Stables haircare, and added 75 stores, including the opening of its 600/th/ store.

     Although the women's businesses in total continued to underperform in the second quarter due principally to the Express division, results at Limited Stores and Lerner were encouraging. Limited Stores attained a 9% comparable store sales gain and reduced its operating losses by nearly half. Lerner accomplished an improvement in profitability and a 3% comparable store sales gain.

     Abercrombie & Fitch Co. also delivered record second quarter sales and operating income bolstered by a 16% comparable store sales gain and a 49% increase in total sales.

     Structure had a strong turnaround in sales momentum with 7% comparable store gains.

Sales for the twenty-six weeks ended August 3, 1996 increased 11% to $3.684 billion compared to $3.307 billion in 1995. Pro-forma 1996 net income increased 12% to $54.8 million from pro-forma 1995 net income of $49.0 million. Pro-forma 1996 earnings per share were $.20 compared to 1995 pro-forma earnings per share of $.18.

Financial Summary
- -----------------

The following summarized financial data compares the thirteen and twenty-six week periods ended August 3, 1996 to the comparable periods for 1995:

                                          Second Quarter                                        Year - to - Date
                           -------------------------------------------            -----------------------------------------
                                                             Change                                                Change
                                                              From                                                  From
                                                              Prior                                                 Prior
                                1996           1995           Year                   1996           1995             Year
                             ----------     ----------     ------------           ----------     -----------      ----------
Net Sales (millions):

Victoria's Secret Stores        $  319        $  281            14%                   $  605         $  522            16%

Victoria's Secret Catalogue        176           168             5%                      343            323             6%

Bath & Body Works                  134            84            60%                      245            151            62%

Cacique                             21            18            17%                       40             33            21%

Other                                3             3             -                         6              4            50%
                             ---------      --------       --------               ----------     ----------       --------
  Total Intimate Brands,
   Inc.                         $  653        $  554            18%                   $1,239         $1,033            20%
                             ---------      --------       --------               ----------     ----------       --------
Express                            317           313             1%                      632            617             2%

Lerner New York                    225           224             -                       446            443             1%

Lane Bryant                        207           207             -                       426            411             4%

Limited Stores                     205           190             7%                      393            370             6%

Henri Bendel                        18            19            (5%)                      40             40             -
                             ---------      --------       --------               ----------     ----------       --------
  Total Women's Businesses      $  972        $  953             2%                   $1,937         $1,881             3%
                             ---------      --------       --------               ----------     ----------       --------
Structure                          146           124            18%                      269            228            18%

Abercrombie & Fitch Co.             57            39            46%                      109             72            51%

The Limited Too                     48            44             9%                       93             88             6%

Galyan's (since 7/2/95)             20             5                                      37              5
                             ---------      --------       --------               ----------     ----------       --------
  Total Emerging Businesses       $271          $212            28%                     $508           $393            29%
                             ---------      --------       --------               ----------     ----------       --------
Total Net Sales                 $1,896        $1,719            10%                   $3,684         $3,307            11%
                             =========      ========       ========               ==========     ==========       ========
Operating Income
 (millions):

Intimate Brands, Inc.           $   87        $   73            19%                   $  136         $  113            20%

Women's Businesses                 (19)           (5)         (280%)                     (15)             7          (314%)

Emerging Businesses                 14             3*          366%                       14              3*          366%
                             ---------      --------       --------               ----------     ----------       --------
Total Operating Income          $   82        $   71*           15%                   $  135         $  123*           10%
                             =========      ========       ========               ==========     ==========       ========

* Reflects adjusted pro-forma results. Historical operating income for the Emerging Businesses (including WFNNB) was $29 million and $57 million in the second quarter and year-to-date period of 1995 and total operating income was $97 million and $177 million in the same periods.

                                                   Second Quarter                                        Year - to - Date
                                      ------------------------------------------        -----------------------------------------
                                                                      Change                                             Change
                                                                       From                                               From
                                         1996           1995         Prior Year            1996           1995          Prior Year
                                      ----------     ----------     ------------        ----------     -----------      ----------
Increase (decrease) in comparable
  store sales:

Victoria's Secret Stores                    3%            2%                                  5%             2%

Bath & Body Works                          11%           26%                                 12%            27%

Cacique                                    11%          (22%)                                15%           (25%)
                                      ----------     ----------                         ----------     -----------
  Total Intimate Brands, Inc.               5%            4%                                  7%             3%
                                      ----------     ----------                         ----------     -----------
Express                                    (2%)           3%                                 (2%)            5%

Lerner New York                             3%            2%                                  2%             1%

Lane Bryant                                (2%)          (5%)                                 1%            (7%)

Limited Stores                              9%           (9%)                                 8%           (11%)

Henri Bendel                               (8%)           7%                                  0%             9%
                                      ----------     ----------                         ----------     -----------

  Total Women's Businesses                  1%           (2%)                                 2%            (2%)
                                      ----------     ----------                         ----------     -----------
Structure                                   7%           (4%)                                 7%            (4%)

Abercrombie & Fitch Co.                    16%            0%                                 16%             3%

The Limited Too                            (7%)          14%                                (12%)           10%

Galyan's (since 7/2/96)                     7%           N/A                                  7%            N/A
                                      ----------     ----------                         ----------     -----------
  Total Emerging Businesses                 6%            0%                                  5%             0%
                                      ----------     ----------                         ----------     -----------

Total comparable store sales
increase (decrease)                         3%            0%                                  4%            (1%)
                                      ==========     ==========                         ==========     ===========

Retail sales increase
 attributable to new and
 remodeled stores                           8%            7%                                  8%             7%

Retail sales per average
selling square foot                    $62.10        $59.17              5%             $120.89        $114.42             6%

Retail sales per average
store (thousands)                      $  318        $  310              3%             $   621        $   601             3%

Average store size at end of
quarter (square feet)                   5,098         5,246             (3%)

Retail selling square feet
(thousands)                            27,804        26,480              5%

Number of stores:

Beginning of period                     5,352        4,954                                5,298          4,867

  Opened                                  128          101                                  208            198

  Acquired                                  -            6                                    -              6

  Closed                                  (26)         (13)                                 (52)           (23)
                                      ----------    ----------                         ----------     -----------
End of period                           5,454        5,048                                5,454          5,048
                                      ==========    ==========                         ==========     ===========

                                         Number of Stores                      Selling Sq. Ft. (thousands)
                             --------------------------------------    -------------------------------------
                                                          Change                                  Change
                             August 3,     July 29,        From        August 3,     July 29,       From
                               1996          1995        Prior Year      1996          1995      Prior Year
                             ---------    ---------      ----------    ---------     --------    ----------
Victoria's Secret Stores           703          629              74        3,195        2,763           432
Bath & Body Works                  603          383             220        1,042          622           420
Cacique                            120          116               4          368          350            18
Penhaligon's                         4            4               -            2            2             -
                             ---------    ---------      ----------    ---------     --------    ----------
  Total  Intimate
    Brands, Inc.                 1,430        1,132             298        4,607        3,737           870
                             ---------    ---------      ----------    ---------     --------    ----------
Express                            750          722              28        4,688        4,461           227
Lerner New York                    814          838             (24)       6,225        6,495          (270)
Lane Bryant                        825          815              10        3,954        3,880            74
Limited Stores                     681          712             (31)       4,142        4,315          (173)
Henri Bendel                         4            4               -           88           88             -
                             ---------    ---------      ----------    ---------     --------    ----------
  Total Women's
    Businesses                   3,074        3,091             (17)      19,097       19,239          (142)
                             ---------    ---------      ----------    ---------     --------    ----------
Structure                          534          481              53        2,067        1,837           230
Abercrombie & Fitch Co.            106           77              29          830          617           213
The Limited Too                    304          261              43          953          818           135
Galyan's                             6            6               -          250          232            18
                             ---------    ---------      ----------    ---------     --------    ----------
  Total Emerging Businesses        950          825             125        4,100        3,504           596
                             ---------    ---------      ----------    ---------     --------    ----------
Total stores and selling
square feet                      5,454        5,048             406       27,804       26,480         1,324
                             =========    =========      ==========    =========     ========    ==========

Net Sales
- ---------

Net sales for the second quarter of 1996 increased 10% as compared to the second quarter of 1995 primarily as a result of the 3% increase in comparable store sales and the net addition of new and remodeled stores. During the second quarter of this year, the Company opened 128 new stores, remodeled 75 stores and closed 26 stores. Consistent with the second quarter, the year-to-date 1996 sales increase of 11% was a result of the 4% increase in comparable store sales and the net addition of 406 stores since the second quarter of 1995.

Sales at the Intimate Brands, Inc. businesses for the second quarter of 1996 increased 18% over the same period last year and accounted for over half of the total Limited, Inc. sales increase. This increase was attributable to the net addition of 298 new stores, a 5% increase in comparable store sales and a 5% increase in catalogue net sales. Year-to-date Intimate Brands, Inc. sales increased 20% over the same period in 1995, due to the net addition of new and remodeled stores, a 7% increase in comparable store sales and a 6% increase in catalogue net sales.

Sales at the women's businesses for the second quarter and year-to-date periods of 1996 increased 2% and 3%, respectively, compared to the same periods in 1995, primarily due to the 1% and 2% increases in comparable store sales. Disappointing sales results at the Express division, which contributed to lower than expected women's sales results, are expected to continue into the third quarter.

Continued strong sales increases at Structure and Abercrombie & Fitch bolstered by comparable store sales increases of 7% and 16%, respectively, accounted for most of the balance of the Company's sales increase.

Gross Income
- ------------

Gross income increased as a percentage of sales to 26.0% for the second quarter of 1996 from 24.7% for the same period in 1995. This increase was primarily due to an increase in merchandise margins of 1.0%, expressed as a percentage of sales, and buying and occupancy costs, which decreased .3% as a percentage of sales. The increase in merchandise margins was primarily due to improved initial mark-up which more than offset an increase in the markdown rate.

The 1996 year-to-date gross income rate increased 1.1% to 26.1% as compared to 1995. This increase was primarily attributable to a decrease in buying and occupancy costs of .7%, expressed as a percentage of sales, due to improved sales leveraging. Merchandise margins increased .4% as a percentage of sales due to improved initial mark-up.

General, Administrative and Store Operating Expenses
- ----------------------------------------------------

General, administrative and store operating expenses increased as a percentage of sales to 21.6% in the second quarter of 1996 compared to 20.5% on an adjusted pro-forma basis in the second quarter of 1995. This increase was attributable to the inability to leverage expense increases due to poor sales performance at Express and a 2.3% rate increase at the Intimate Brands, Inc. businesses, which is the result of Bath & Body Works' higher contribution of total sales. Although Bath & Body Works has higher general, administrative and store operating expenses as a percentage of sales it also has higher gross margins than other divisions.

Year-to-date general, administrative and store operating expenses increased as a percentage of sales to 22.4% in 1996 compared to 21.3% on an adjusted pro-forma basis in 1995. This increase was primarily due to the reasons discussed above, as well as lower sales productivity at Limited Too.

During the fourth quarter of 1995, the Company recognized a special and nonrecurring charge of approximately $45.6 million related to the planned closing and downsizing of stores. The Company expects to have taken action on substantially all of the planned closings and downsizings by the end of fiscal 1996.

Operating Income
- ----------------

Second quarter and year-to-date operating income, as a percentage of sales, was flat in 1996 at 4.3% and 3.7%, respectively, compared to 1995 on an adjusted pro-forma basis as gross income gains were offset by the rate increase from general, administrative and store operating expenses.

Interest Expense
- ---------------------------------

                                    Second Quarter     Year-to-Date
                                   ---------------    --------------
                                    1996     1995     1996     1995
                                   ------   ------   ------   ------
Average Borrowings (millions)      $916.9   $955.1   $853.9   $846.0
Average Effective Interest Rate      8.17%    8.46%    8.26%    8.67%

Interest expense decreased in the second quarter and year-to-date periods of 1996 as compared to the comparable periods of 1995. The decrease in interest expense was primarily due to increased borrowing levels in the second quarter of 1995 associated with $250 million in additional short-term borrowings related to the Intimate Brands, Inc. initial public offering, combined with lower average effective interest rates.

Other Income
- ------------

The increase in 1996 second quarter and 1996 adjusted pro-forma year-to-date other income of $2.3 million and $6.3 million, respectively, compared to 1995 on an adjusted pro-forma basis was due to interest income earned on the restricted cash balance related to the contingent stock redemption agreement.

FINANCIAL CONDITION

Liquidity and Capital Resources
- -------------------------------

Cash provided from operating activities, commercial paper backed by funds available under committed long-term credit agreements and the Company's capital structure continue to provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                                    Adjusted
                                          August 3,   February 3,  February 3,
                                             1996        1996        1996 *
                                          ---------   -----------  -----------
Working Capital                           $  365,958   $2,083,457   $  468,457
                                          ==========   ==========   ==========
Capitalization:
  Long-term debt                          $  650,000   $  650,000   $  650,000
  Deferred income taxes                      166,998      250,857      250,857
  Shareholders' equity                     1,605,376    3,201,041    1,586,041
                                          ----------   ----------   ----------
Total Capitalization                      $2,422,374   $4,101,898   $2,486,898
                                          ==========   ==========   ==========
  Additional amounts available under
    long-term credit agreements           $1,000,000   $1,000,000   $1,000,000
                                          ==========   ==========   ==========

* Adjusted February 3, 1996 reflects the impact of the March 17, 1996 repurchase of 85 million shares of the Company's common stock for $1.615 billion.

Net cash used for operating activities was $31.7 million for the twenty-six weeks ended August 3, 1996 versus $4.8 million for the same period of 1995. Cash provided from the payment of accounts receivable was lower in 1996 due to a lower receivables balance at the beginning of the year caused by the sale of a 60% interest in WFNNB in the fourth quarter of 1995. Cash requirements for inventories were lower in 1996 due to a planned decrease in inventories on both a per store and per square foot basis.

Investing activities included capital expenditures, primarily for new and remodeled stores. In addition, 1995 included the acquisition of Galyan's for $18 million in cash and stock.

Financing activities included proceeds from $150 million in short-term debt. Financing activities also included $1.615 billion used to repurchase 85 million shares of the Company's common stock (see note 7). Financing activities in 1995 included $250 million in short-term debt.

Capital Expenditures
- --------------------

Capital expenditures totaled $191.0 million during the twenty-six weeks ended August 3, 1996, compared to $170.3 million for the comparable period of 1995. The Company anticipates spending approximately $350 - $385 million for capital expenditures in 1996, of which approximately $220 - $260 million will be for new stores, the remodeling of existing stores and related improvements for the retail businesses.

The Company presently anticipates that substantially all 1996 capital expenditures will be funded by net cash provided from operating activities. In addition, the Company presently has available $1 billion under its long-term credit agreement and has the ability to offer up to $250 million of additional debt securities and warrants to purchase debt securities under its shelf registration statement.

                          PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     ---------

     3.  Articles of Incorporation and Bylaws.

          3.1 Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1988.

          3.2  Restated Bylaws of the Company incorporated by reference to
               Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991.

     4.  Instruments Defining the Rights of Security Holders.

          4.1 Copy of the form of Global Security representing the Company's 7 1/2% Debentures due 2023, incorporated by reference to
               Exhibit 1 to the Company's Current Report on Form 8-K dated March 4, 1993.

          4.2 Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated March 21, 1989.

          4.3 Copy of the form of Global Security representing the Company's 8 7/8% Notes due August 15, 1999 incorporated by reference to
               Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 14, 1989.

          4.4 Copy of the form of Global Security representing the Company's 9 1/8% Notes due February 1, 2001 incorporated by reference to
               Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 6, 1991.

          4.5 Copy of the form of Global Security representing the Company's 7.80% Notes due May 15, 2002, incorporated by reference to the Company's Current Report on Form 8-K dated February 27, 1992.

          4.6 Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the "Commission") on October 16, 1992 as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the "1993 Form S-3").

          4.7 Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

     4.8 Credit Agreement dated as of December 15, 1995 among the Company, Morgan Guaranty Trust Company of New York and the banks listed therein, incorporated by reference to Exhibit 4.8 to the Company's 1995 Annual Report on Form 10-K.

     4.9 Credit Agreement dated as of June 28, 1996 among Abercrombie & Fitch Stores, Inc., Abercrombie & Fitch Trademark, Inc., the banks listed therein and Chase Manhattan Bank, N.A. as Agent.

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

  11.  Statement re:   Computation of Per Share Earnings.

  12.  Statement re:  Computation of Ratio of Earnings to Fixed Charges.

  15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

  27.   Financial Data Schedule.


(b)  Reports on Form 8-K.
     -------------------

     None.

                                 SIGNATURE
                                 ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE LIMITED, INC.
                                          (Registrant)



                                       By /S/ Kenneth B. Gilman
                                          ---------------------------------
                                          Kenneth B. Gilman,
                                          Vice Chairman and Chief
                                          Financial Officer*


Date:  September 13, 1996

- ---------------------------

* Mr. Gilman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.     Document
- -----------     ---------------------------

   4.9 Credit Agreement dated as of June 28, 1996 among Abercrombie & Fitch Stores, Inc., Abercrombie & Fitch Trademark, Inc., the banks listed therein and Chase Manhattan Bank, N.A. as Agent.

  10.1 Supplemental Schedule of Officer who became a party to an Indemnification Agreement.

   11           Statement re: Computation of
                Per Share Earnings.

   12           Statement re: Ratio of
                Earnings to Fixed Charges.

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report

   27           Financial Data Schedule