Form 10-Q
period 1996-11-02
LIMITED INC
filed 1996-12-13
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                      __________________________________


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 1996
                               ----------------

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

                         Commission file number 1-8344
                                                ------


                               THE LIMITED, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                        31-1029810
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
           ---------------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code        (614) 479-7000
                                                   -----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X      No
                                -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Class A Common Stock                       Outstanding at December 2, 1996
---------------------                       -------------------------------
    $.50 Par Value                                  271,062,248 shares

                               THE LIMITED, INC.

                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I.  Financial Information

  Item 1.  Financial Statements
    Consolidated Statements of Income
      Thirteen and Thirty-nine Weeks Ended
        November 2, 1996 and October 28, 1995.........................      3

    Consolidated Balance Sheets
        November 2, 1996 and February 3, 1996.........................      4

    Consolidated Statements of Cash Flows
      Thirty-nine Weeks Ended
        November 2, 1996 and October 28, 1995.........................      5

    Notes to Consolidated Financial Statements........................      6

  Item 2.  Management's Discussion and Analysis of
    Results of Operations and Financial Condition.....................     10

Part II.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K...........................     19

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                     (Thousands except per share amounts)

                                  (Unaudited)

                                                 Thirteen Weeks Ended                              Thirty-nine Weeks Ended
                                         -------------------------------------          -------------------------------------
                                             November 2,        October 28,               November 2,           October 28,
                                                1996                1995                     1996                  1995
                                         ----------------     ----------------          ---------------      ----------------
NET SALES                                      $1,994,986           $1,803,295              $ 5,678,530           $ 5,110,072

  Cost of Goods Sold, Occupancy and
    Buying Cost                                 1,439,612            1,350,337                4,161,706             3,830,752
                                         ----------------     ----------------          ---------------      ----------------

GROSS INCOME                                      555,374              452,958                1,516,824             1,279,320

  General, Administrative and Store
    Operating Expenses                           (467,024)            (361,597)              (1,293,096)           (1,011,186)
                                         ----------------     ----------------          ---------------      ----------------

OPERATING INCOME                                   88,350               91,361                  223,728               268,134

  Interest Expense                                (20,621)             (22,573)                 (55,902)              (59,261)

  Other Income, net                                 6,791                3,025                   30,445                 9,913

  Minority Interest                                (4,574)                   -                  (17,023)                   -

  Gain on Sale of Subsidiary Stock                118,567              613,500                  118,567              613,500
                                         ----------------     ----------------          ---------------      ----------------

 INCOME BEFORE INCOME TAXES                       188,513              685,313                  299,815               832,286

  Provision for Income Taxes                       29,000               28,000                   79,000                87,000
                                         ----------------     ----------------          ---------------      ----------------

NET INCOME                                     $  159,513           $  657,313              $   220,815           $   745,286
                                         ================     ================          ===============      ================

NET INCOME PER SHARE                                 $.59                $1.83                     $.78                 $2.08
                                         ================     ================          ===============      ================

DIVIDENDS PER SHARE                                  $.10                 $.10                     $.30                  $.30
                                         ================     ================          ===============      ================

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                     271,728              358,920                  284,765               358,619
                                         ================     ================          ===============      ================

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                            November 2, 1996   February 3, 1996
                                            ----------------   ----------------
                                              (Unaudited)
               ASSETS
               ------

CURRENT ASSETS:
  Cash and Equivalents                           $    56,675         $1,645,731
  Accounts Receivable                                104,421             77,516
  Inventories                                      1,361,095            958,953
  Other                                              150,440            117,832
                                            ----------------   ----------------
TOTAL CURRENT ASSETS                               1,672,631          2,800,032

PROPERTY AND EQUIPMENT, NET                        1,816,772          1,741,456

RESTRICTED CASH                                      351,600            351,600

OTHER ASSETS                                         436,436            373,475
                                            ----------------   ----------------
TOTAL ASSETS                                     $ 4,277,439         $5,266,563
                                            ================   ================


  LIABILITIES AND SHAREHOLDERS' EQUITY
  ------------------------------------

CURRENT LIABILITIES:
  Accounts Payable                               $   440,541         $  280,659
  Accrued Expenses                                   426,233            388,818
  Commercial Paper                                   346,900                  -
  Notes Payable                                       29,733                  -
  Income Taxes                                        31,128             47,098
                                            ----------------   ----------------
TOTAL CURRENT LIABILITIES                          1,274,535            716,575

LONG-TERM DEBT                                       650,000            650,000

DEFERRED INCOME TAXES                                167,017            250,857

OTHER LONG-TERM LIABILITIES                           51,764             50,791

MINORITY INTEREST                                     46,884             45,699

CONTINGENT STOCK REDEMPTION AGREEMENT                351,600            351,600


SHAREHOLDERS' EQUITY:
  Common Stock                                       180,352            180,352
  Paid-in Capital                                    142,498            137,134
  Retained Earnings                                3,339,908          3,200,350
                                            ----------------   ----------------
                                                   3,662,758          3,517,836

  Less Treasury Stock, at Average Cost            (1,927,119)          (316,795)
                                            ----------------   ----------------

TOTAL SHAREHOLDERS' EQUITY                         1,735,639          3,201,041
                                            ----------------   ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 4,277,439         $5,266,563
                                            ================   ================

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)


                                                       Thirty-nine Weeks Ended
                                                      -------------------------
                                                      November 2,   October 28,
                                                         1996          1995
                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                          $   220,815     $ 745,286

  Gain on Sale of Subsidiary Stock                       (118,567)     (613,500)

  Impact of Other Operating  Activities
    on Cash Flows:

    Depreciation and Amortization                         216,086       214,893

    Minority Interest, Net of Dividends Paid                1,185             -

    Changes in Assets and Liabilities:

      Accounts Receivable                                 (26,905)      (19,805)

      Inventories                                        (402,142)     (399,829)

      Accounts Payable and Accrued Expenses               197,297        68,027

      Income Taxes                                        (99,810)     (241,446)

      Other Assets and Liabilities                        (66,164)       23,339
                                                      -----------   -----------
NET CASH USED FOR OPERATING ACTIVITIES                    (78,205)     (223,035)
                                                      -----------   -----------

INVESTING ACTIVITIES:

  Capital Expenditures                                   (319,834)     (285,576)

  Business Acquired                                             -       (18,000)
                                                      -----------   -----------
CASH USED FOR INVESTING ACTIVITIES                       (319,834)     (303,576)
                                                      -----------   -----------

FINANCING ACTIVITIES:

  Net Proceeds from Commercial Paper Borrowings and
    Certificates of Deposit                               346,900        29,000

  Proceeds from Notes Payable                             150,000       250,000

  Repayment of Notes Payable                             (120,267)     (250,000)

  Net Proceeds from Sale of Subsidiary Stock              118,567       635,000

  Dividends Paid                                          (81,257)     (107,273)

  Purchase of Treasury Stock                           (1,615,000)       (8,981)

  Stock Options and Other                                  10,040        10,971
                                                      -----------   -----------
NET CASH PROVIDED FROM (USED FOR) FINANCING
  ACTIVITIES                                           (1,191,017)      558,717
                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH AND
  EQUIVALENTS                                          (1,589,056)       32,106

  Cash and Equivalents, Beginning of Year               1,645,731       242,780
                                                      -----------   -----------
  CASH AND EQUIVALENTS, END OF PERIOD                 $    56,675     $ 274,886
                                                      ===========   ===========

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

     Investments in other entities (including joint ventures) which are more than 20 percent owned are accounted for using the equity method.

     The consolidated financial statements as of and for the periods ended November 2, 1996 and October 28, 1995 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the financial statement disclosures contained in the Company's 1995 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of November 2, 1996 and for the thirteen and thirty-nine week periods ended November 2, 1996 and October 28, 1995 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.   ADOPTION OF ACCOUNTING STANDARD

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company will make the required disclosures in its 1996 Annual report.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):

                                               November 2,   February 3,
                                                   1996          1996
                                               -----------   -----------
Property and equipment, at cost                $ 3,243,957   $ 3,018,757

Accumulated depreciation and amortization       (1,427,185)   (1,277,301)
                                               -----------   -----------
Property and equipment, net                    $ 1,816,772   $ 1,741,456
                                               ===========   ===========

5.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended November 2, 1996 and October 28, 1995 approximated $163.1 million and $191.4 million.

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

6.   FINANCING ARRANGEMENTS

     Unsecured long-term debt consisted of (thousands):

                                               November 2,   February 3,
                                                   1996          1996
                                               -----------   -----------
7 1/2% Debentures due March 2023                  $250,000      $250,000

7 4/5% Notes due May 2002                          150,000       150,000

9 1/8% Notes due February 2001                     150,000       150,000

8 7/8% Notes due August 1999                       100,000       100,000
                                               -----------   -----------
                                                  $650,000      $650,000
                                               ===========   ===========

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

     The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 1/8% of the committed amount per annum. The Agreement contains covenants relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement at November 2, 1996.

     The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. Commercial paper outstanding at November 2, 1996 approximated $347 million.

     Two subsidiaries of Abercrombie & Fitch Co. ("A&F"), a consolidated subsidiary of the Company, borrowed $150 million under a bank credit agreement in July 1996. The borrowings are guaranteed by A&F. The LIBOR-related interest rate at November 2, 1996 was 5.92%. The agreement places certain limitations on A&F and contains financial covenants, including fixed charge coverage and a maximum ratio of debt to earnings before income taxes, depreciation and amortization. The amounts borrowed are repayable in nine consecutive semi-annual installments, commencing on June 30, 1997. In addition, any outstanding borrowings must be paid in full in the event that the Company ceases to own directly at least 80% of the outstanding stock of A&F. A&F repaid approximately $120.3 million of this borrowing from proceeds received from its initial public offering and cash from operations in September, 1996 leaving $29.7 million outstanding at November 2, 1996.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     Interest paid during the thirty-nine weeks ended November 2, 1996 and October 28, 1995 approximated $53.1 million and $66.9 million.

7.   SELF-TENDER OFFER

     On March 17, 1996, the Company completed the repurchase for $1.615 billion or $19 per share of 85 million shares of its common stock under a self-tender offer.

8.   ISSUANCE OF SUBSIDIARY STOCK

     Gains or losses resulting from stock issued by a subsidiary of the Company are recognized in current year's income. In September 1996, the Company recognized a $118.6 million gain which resulted from the initial public offering of 15.8% of the stock (8.05 million shares) of A&F. In October 1995, the Company recognized a $613.5 million gain which resulted from the initial public offering of 40 million shares (16% of the stock) of Intimate Brands, Inc. ("IBI"). IBI consists of Victoria's Secret Stores, Victoria's Secret Catalogue, Bath & Body Works, Cacique, Penhaligon's and Gryphon. An additional 2.7 million shares (.9% of the stock) of IBI were issued in November 1995 as a result of underwriters exercising options to purchase additional shares which resulted in a net gain of approximately $36 million. None of the aforementioned gains recorded by the Company were subject to tax.

                       [LETTERHEAD OF COOPERS & LYBRAND]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of
 The Board of Directors of
 The Limited, Inc.


We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at November 2, 1996, and the related condensed consolidated statements of income and cash flows for the thirteen-week and thirty-nine-week periods ended November 2, 1996 and October 28, 1995. These financial statements are the responsibility of the Company's management.


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


                                       /s/ COOPERS & LYBRAND L.L.P.
                                           COOPERS & LYBRAND L.L.P.



Columbus, Ohio
December 11,  1996

Item  2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the second half of 1995 and the first three quarters of 1996, the Company entered into a series of transactions that affected the comparability of the quarterly financial statements: 1) the initial public offering of a 16.9% interest in Intimate Brands, Inc. ("IBI"); 2) the sale of a 60% interest in the Company's previously wholly-owned credit card bank, World Financial Network National Bank ("WFNNB"); 3) a reduction in outstanding shares reflecting the Company's 85 million share repurchase via a self-tender consummated effective March 17, 1996; and 4) the initial public offering of a 15.8% interest of Abercrombie & Fitch Co. ("A&F") during the third quarter of 1996. Accordingly, to aid in the analysis of third quarter and year-to-date 1996 financial information as compared to the respective periods in 1995, certain pro-forma adjustments, including the tax impact, have been made to the 1996 and 1995 results as follows: 1) the 1995 general, administrative and store operating expenses have been adjusted for the fourth quarter 1995 sale of a 60% interest in WFNNB, as if the sale had been consummated at the beginning of 1995; 2) the 1995 statement of income has been adjusted to reflect the minority interest arising from the IBI transaction as if it had occurred as of the beginning of 1995; 3) weighted average shares outstanding have been reduced to reflect the 85 million share repurchase as if it occurred at the beginning of 1995; and 4) the 1996 statement of income has been adjusted to remove $10.5 million in interest income earned in the first quarter from the temporary investment of the proceeds from the IBI and WFNNB transactions that were used to consummate the self-tender effective March 17, 1996.

The adjusted pro-forma summary income information is presented below (thousands except per share data):

                                                                 Third Quarter 1995                           Third Quarter 1996
                                          --------------------------------------------------------------      ------------------
                                                                                            Adjusted
                                            As Reported           Pro-Forma                 Pro-Forma            As Reported
                                          October 28, 1995       Adjustments            October 28, 1995       November 2, 1996
                                          ----------------       -----------            ----------------      ------------------
Net sales                                       $1,803,295                 _                  $1,803,295              $1,994,986
Gross income                                       452,958                 -                     452,958                 555,374
General, administrative and
  store operating expenses                        (361,597)         $(22,275) (a)               (383,872)               (467,024)
                                          ----------------       -----------            ----------------      ------------------
Operating income                                    91,361           (22,275)                     69,086                  88,350
Interest expense                                   (22,573)                -                     (22,573)                (20,621)
Other income, net                                    3,025                 -                       3,025                   6,791
Minority interest                                        -            (2,383) (b)                 (2,383)                 (4,574)

Gain on sale of subsidiary stock                   613,500                 -                     613,500                 118,567
                                          ----------------       -----------            ----------------      ------------------
Income before taxes                                685,313           (24,658)                    660,655                 188,513
Provision for income taxes                          28,000            (8,000) (c)                 20,000                  29,000
                                          ----------------       -----------            ----------------      ------------------
  Net income                                    $  657,313          $(16,658)                 $  640,655              $  159,513
                                          ================       ===========            ================      ==================
Net income per share                                 $1.83                                         $2.34 (e)                $.59
                                          ================                              ================      ==================
Net income per share exclusive of gain
  on sale of subsidiary stock                        $ .12                                         $ .10                    $.15
                                          ================                              ================      ==================
Weighted average shares
  outstanding                                      358,920                                       273,920 (e)             271,728
                                          ================                              ================      ==================

                                                                                                             Year - to -  Date
                                                               Year - to - Date 1995                               1996
                                          ------------------------------------------------------------      -------------------
                                                                                          Adjusted               Adjusted
                                            As Reported           Pro-Forma               Pro-Forma              Pro-Forma
                                          October 28, 1995       Adjustments          October 28, 1995        November 2, 1996
                                          ----------------       -----------          ----------------        ----------------
Net sales                                      $ 5,110,072                 -               $ 5,110,072             $ 5,678,530
Gross income                                     1,279,320                 -                 1,279,320               1,516,824
General, administrative and
  store operating expenses                      (1,011,186)         $(76,413) (a)           (1,087,599)             (1,293,096)
                                          ----------------       -----------          ----------------        ----------------
Operating income                                   268,134           (76,413)                  191,721                 223,728
Interest expense                                   (59,261)                -                   (59,261)                (55,902)
Other income, net                                    9,913                 -                     9,913                  19,945 (d)
Minority interest                                        -           (12,264) (b)              (12,264)                (17,023)
Gain on sale of subsidiary stock                   613,500                 -                   613,500                 118,567
                                          ----------------       -----------          ----------------        ----------------
Income before taxes                                832,286           (88,677)                  743,609                 289,315
Provision for income taxes                          87,000           (33,000) (c)               54,000                  75,000 (c)
                                          ----------------       -----------          ----------------        ----------------
Net income                                     $   745,286          $(55,677)              $   689,609             $   214,315
                                          ================       ===========          ================        ================
Net income per share                                 $2.08                                       $2.52 (e)                $.79 (e)
                                          ================                            ================        ================
Net income per share exclusive of
  gain on sale of subsidiary stock                    $.37                                        $.28                    $.35
                                          ================                            ================        ================
Weighted average shares outstanding                358,619                                     273,619 (e)             271,709 (e)
                                          ================                            ================        ================

(a) Sale of a 60% interest in WFNNB as if it were consummated at the beginning of 1995.

(b) Minority interest in IBI as if the transaction was consummated at the beginning of 1995.

(c) Tax affect of pro-forma adjustments.

(d) Reduced 1996 interest income by $10.5 million earned from the temporary investment of proceeds from the IBI and WFNNB transactions that were used to consummate the self-tender.

(e) Net income per share and weighted average shares outstanding have been adjusted for the impacted of the self-tender for 85 million shares effective March 17, 1996 as if it were consummated at the beginning of 1995.

During the third quarter of 1996, net sales increased 11% to $1.995 billion compared to $1.803 billion a year ago. Net income for the quarter exclusive of gain on sale of subsidiary stock in both years, increased 51% to $40.9 million compared to pro-forma net income of $27.2 million last year. Earnings per share were $.15 compared to pro-forma earnings per share of $.10 in 1995.

Third quarter highlights include the following:

 . Lerner New York substantially improved operating income with a comparable store sales gain of 18%.

 . Abercrombie & Fitch more than doubled its operating income while producing a 19% comparable store sales gain.

 . Structure showed substantial improvement in operating results over last year and achieved a 6% comparable store sales gain.

 .  Limited Too produced a 13% comparable store sales gain.

Sales for the thirty-nine weeks ended November 2, 1996 increased 11% to $5.679 billion compared to $5.110 billion in 1995. Pro-forma 1996 net income, exclusive of gains on sale of subsidiary stock in both years, increased 26% to $95.7 million from pro-forma 1995 net income of $76.1 million. Pro-forma 1996 earnings per share were $.35 compared to 1995 pro-forma earnings per share of $.28.

Financial Summary
-----------------

The following summarized financial data compares the thirteen and thirty-nine week periods ended November 2, 1996 to the comparable periods for 1995:

                                             Third Quarter                             Year - to - Date
                                 ------------------------------------        ------------------------------------
                                                            Change                                      Change
                                                             From                                        From
                                   1996        1995       Prior Year           1996        1995       Prior Year
                                 --------    --------    ------------        --------    --------    ------------
Net sales (millions):
Victoria's Secret Stores           $  304      $  264            15%           $  910      $  786             16%
Victoria's Secret Catalogue           133         132             1%              476         455              5%
Bath & Body Works                     133          87            53%              378         237             59%
Cacique                                20          19             5%               59          52             13%
Other                                   7           4             75%              13           9             44%
                                 --------    --------    ------------        --------    --------    ------------
Total Intimate Brands, Inc.        $  597      $  506             18%          $1,836      $1,539             19%
                                 --------    --------    ------------        --------    --------    ------------
Express                               350         360             (3%)            982         977              1%
Lerner New York                       257         223             15%             703         666              6%
Lane Bryant                           220         219              -              646         629              3%
Limited Stores                        211         214             (1%)            604         584              3%
Henri Bendel                           26          24              8%              66          65              2%
                                 --------    --------    ------------        --------    --------    ------------
Total Women's Businesses           $1,064      $1,040              2%          $3,001      $2,921              3%
                                 --------    --------    ------------        --------    --------    ------------
Structure                             149         128             16%             417         356             17%
Abercrombie & Fitch Co.                88          57             54%             196         129             52%
The Limited Too                        73          58             26%             166         145             14%
Galyan's (since 7/2/95)                20          14             43%              57          20
Other                                   4           -                               6           -
                                 --------    --------    ------------        --------    --------    ------------
Total Emerging Businesses          $  334      $  257             30%          $  842      $  650             30%
                                 --------    --------    ------------        --------    --------    ------------
  Total Net Sales                  $1,995      $1,803             11%          $5,679      $5,110             11%
                                 ========    ========    ============        ========    ========    ============

Operating income (millions):
Intimate Brands, Inc.                 $53         $45             18%            $189        $159             19%
Women's Businesses                     22          21              5%               7          29            (76%)
Emerging Businesses                    13           3 *          333%              28           4 *          600%
                                 --------    --------    ------------        --------    --------    ------------
  Total Operating Income              $88         $69 *           28%            $224        $192 *           17%
                                 ========    ========    ============        ========    ========    ============

* Reflects adjusted pro-forma results. Historical operating income for the Emerging Businesses (including WFNNB) was $25 million and $80 million in the third quarter and year-to-date period of 1995 and total operating income was $91 million and $268 million in the same periods.

                                                            Third Quarter                             Year - to - Date
                                                ------------------------------------        ------------------------------------
                                                                           Change                                      Change
                                                                            From                                        From
                                                  1996        1995       Prior Year           1996        1995       Prior Year
                                                --------    --------    ------------        --------    --------    ------------
Increase (decrease) in comparable store sales:
Victoria's Secret Stores                              6%         (6%)                             6%         (1%)
Bath & Body Works                                     2%         26%                              8%         26%
Cacique                                               0%        (18%)                             9%        (23%)
                                                --------    --------                        --------    --------
  Total Intimate Brands, Inc.                         5%         (2%)                             6%          2%
                                                --------    --------                        --------    --------
Express                                              (7%)        (3%)                            (3%)         2%
Lerner New York                                      18%         (4%)                             8%         (1%)
Lane Bryant                                           0%         (9%)                             1%         (8%)
Limited Stores                                        0%          4%                              5%         (6%)
Henri Bendel                                         (6%)         3%                             (2%)         7%
                                                --------    --------                        --------    --------
  Total Women's Businesses                            2%         (3%)                             2%         (2%)
                                                --------    --------                        --------    --------
Structure                                             6%         (7%)                             7%         (5%)
Abercrombie & Fitch Co.                              19%          9%                             17%          6%
The Limited Too                                      13%        (10%)                            (2%)         1%
Galyan's (since 7/2/95)                              16%         N/A                             13%         N/A
                                                --------    --------                        --------    --------
  Total Emerging Businesses                          11%         (5%)                             7%         (2%)
                                                --------    --------                        --------    --------
Total comparable store sales
increase (decrease)                                   4%         (3%)                             4%         (2%)
                                                ========    ========                        ========    ========
Retail sales increase
  attributable to new and
  remodeled stores                                    7%          5%                              8%          6%

Retail sales per average
  selling square foot                             $65.69      $62.25              6%         $185.35     $176.91              5%

Retail sales per average
  store (thousands)                              $   333     $   325              2%         $   947     $   926              2%

Average store size at end of
  quarter (square feet)                            5,055       5,201             (3%)

Retail selling square feet
(thousands)                                       28,589      27,116              5%

Number of stores:
Beginning of period                                5,454       5,048                           5,298       4,867
Opened                                               213         187                             421         385
Acquired                                                -          -                               -           6
Closed                                                (11)       (21)                            (63)        (44)
                                                --------    --------                        --------    --------
End of period                                      5,656       5,214                           5,656       5,214
                                                ========    ========                        ========    ========


                                          Number of Stores                             Selling Sq. Ft. (thousands)
                              -----------------------------------------         ------------------------------------------
                                                                Change                                            Change
                              November 2,     October 28,        From           November 2,     October 28,        From
                                 1996            1995         Prior Year           1996             1995        Prior Year
                              -----------     -----------     ----------        -----------     -----------     ----------
Victoria's Secret Stores           726             659              67               3,282          2,941            341
Bath & Body Works                  737             450             287               1,313            748            565
Cacique                            121             119               2                 371            363              8
Penhaligon's                         4               4               0                   2              2              0
                                 -----           -----             ---              ------         ------          -----
  Total Intimate Brands, Inc.    1,588           1,232             356               4,968          4,054            914
                                 -----           -----             ---              ------         ------          -----
Express                            758             734               4               4,752          4,552            200
Lerner New York                    811             843             (32)              6,168          6,489           (321)
Lane Bryant                        830             824               6               3,982          3,933             49
Limited Stores                     683             702             (19)              4,099          4,269           (170)
Henri Bendel                         6               4               2                 113             88             25
                                 -----           -----             ---              ------         ------          -----
Total Women's Businesses         3,088           3,107             (19)             19,114         19,331           (217)
                                 -----           -----             ---              ------         ------          -----
Structure                          543             499              44               2,116          1,916            200
Abercrombie & Fitch Co.            119              86               3                 934            689            245
The Limited Too                    309             284              25                 969            887             82
Galyan's                             9               6               3                 488            239            249
                                 -----           -----             ---              ------         ------          -----
  Total Emerging Businesses        980             875             105               4,507          3,731            776
                                 -----           -----             ---              ------         ------          -----
Total stores and selling
  square feet                    5,656           5,214             442              28,589         27,116          1,473
                                 =====           =====             ===              ======         ======          =====

Net Sales
---------

Net sales for the third quarter of 1996 increased 11% over third quarter 1995 primarily as a result of the 4% increase in comparable store sales and the net addition of new and remodeled stores. During the third quarter of this year, the Company opened 213 new stores and closed 11 stores.

Consistent with the third quarter, the year-to-date 1996 sales increase of 11% was a result of the 4% increase in comparable store sales and the net addition of 442 stores since the third quarter of 1995.

Sales at the Intimate Brands, Inc. businesses for the third quarter of 1996 increased 18% over the same period last year. This increase was attributable to the net addition of 356 new stores and a 5% increase in comparable store sales. Year-to-date Intimate Brands, Inc. sales increased 19% over the same period in 1995, due to the net addition of new and remodeled stores, a 6% increase in comparable store sales and a 5% increase in catalogue net sales.

Sales at the women's businesses for the third quarter and year-to-date period of 1996 increased slightly compared to the same periods in 1995, primarily due to the 2% increases in comparable store sales for the third quarter and year. Disappointing results at the Express division, which experienced declines of 7% and 3% in comparable store sales for the third quarter and year-to-date periods, were offset by improved results at Lerner New York, which sales increased by 15% in the third quarter and 6% year-to-date despite having fewer stores throughout the period.

In addition, the overall sales increase for the Company included strong sales increases at Structure and Abercrombie & Fitch, bolstered by third quarter comparable stores sales increases of 6% and 19%, respectively. In addition, these divisions experienced 7% and 17% increases, respectively, in comparable store sales for the year-to-date period.

Gross Income
------------

Gross income increased as a percentage of sales to 27.8% for the third quarter 1996 from 25.1% for the same period in 1995. The merchandise margin rate, expressed as a percentage of sales, increased 1.5% due principally to improved initial mark-up which more than offset a slight increase in the markdown rate. Buying and occupancy costs decreased 1.2% as a percentage of sales, primarily due to the sales productivity associated with the 4% increase in comparable store sales.


The 1996 year-to-date gross income rate increased 1.7% to 26.7% as compared to 1995. Merchandise margins, expressed as a percentage of sales, increased .8% due to improved initial mark-up partially offset by a slight increase in the markdown rate. Buying and occupancy costs decreased .9% as a percentage of sales, primarily due to sales productivity associated with the 4% increase in comparable store sales.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses increased as a percentage of sales to 23.4% in the third quarter of 1996 compared to 21.3% on an adjusted pro-forma basis in the third quarter of 1995. This increase as a percentage of sales was attributable to a 3.4% rate increase at the IBI businesses sales performance at Express and a slight decline in sales at Limited Stores. IBI's increase is primarily the result of the disproportionate growth of Bath & Body Works in the overall mix of net sales for the Company and investments made in store staffing and management for the personal care portion of Victoria's Secret Stores. Due to the emphasis on point of sale marketing and sales floor coverage, these IBI businesses have higher general, administrative and store operating expenses as a percentage of net sales, which have been more than offset by higher gross margins.

Year-to-date general, administrative and store operating expenses increased as a percentage of sales to 22.8% in 1996 compared to 21.3% on an adjusted pro-forma basis in 1995. This increase was primarily due to the reasons discussed above.

During the fourth quarter of 1995, the Company recognized a special and nonrecurring charge of approximately $45.6 million related to the planned closing and downsizing of stores. The Company expects to have taken action on virtually all of the planned closing and downsizings by the end of 1996.

Operating Income
----------------

Third quarter and year-to-date operating income, as a percentage of sales, was 4.4% and 3.9% respectively, versus 3.8% on an adjusted pro-forma basis for the comparable periods in 1995. This increase was due to increases in gross income, which more than offset the general, administrative and store operating expense rate increases.

Gain on Sale of Subsidiary Stock
--------------------------------

The 1996 third quarter results include a $118.6 million gain from the September, 1996 initial public offering of a 15.8% interest (8.05 million shares of common stock) in A&F (see Note 8). The 1995 third quarter results include a $613.5 million dollar gain which resulted from the October, 1995 initial public offering of a 16% interest in IBI. These gains were not subject to tax.

Interest Expense
----------------


                                    Third Quarter      Year-to-Date
                                   --------------     --------------
                                    1996     1995      1996    1995
                                   ------   ------    ------  ------
Average Borrowings (millions)      $1,110   $1,051      $939    $915

Average Effective Interest Rate     7.43%    8.59%     7.94%   8.64%

Interest expense decreased in the third quarter and year-to-date periods of 1996 as compared to the comparable periods of 1995 primarily due to lower average effective interest rates, which more than offset a slight increase in average borrowings.

Other Income
------------

The $3.8 million increase in other income in the third quarter of 1996 over 1995 is primarily attributable to interest income associated with the investment of $351.6 million restricted cash. The $20.5 million increase in year-to-date other income over 1995 is attributable to the investment of restricted cash and approximately $10.5 million of interest income arising from $1.6 billion of funds temporarily invested that were used to consummate the Company's self-tender in mid-March of this year.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under committed long-term credit agreements and the Company's capital structure continue to provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                                                     Adjusted
                                     November 2,     February 3,    February 3,
                                         1996           1996           1996*
                                     -----------     -----------    -----------
Working Capital                       $  398,096      $2,083,457     $  468,457

Capitalization:

  Long-term debt                      $  650,000      $  650,000     $  650,000
  Deferred income taxes                  167,017         250,857        250,857
  Shareholders' equity                 1,735,639       3,201,041      1,586,041
                                      ----------      ----------     ----------

Total Capitalization                  $2,552,656      $4,101,898     $2,486,898
                                      ==========      ==========     ==========

Additional amounts available under
  committed long-term credit
  agreements (see note 5)             $1,000,000      $1,000,000     $1,000,000
                                      ==========      ==========     ==========

* Adjusted February 3, 1996 reflects the impact of the March 17, 1996 repurchase of 85 million shares of the Company's common stock for $1.615 billion.

Net cash used for operating activities totaled $78.2 million for the thirty-nine weeks ended November 2, 1996 versus $223 million in the same period of 1995. Lower amounts of cash were required to fund inventories due to an increase in accounts payable and accrued expenses primarily resulting from increases in merchandise payables related to holiday inventory purchases. Cash used for income taxes is due principally to the timing of payment of taxes on the prior year's fourth quarter earnings. Cash required for other assets and liabilities includes additional investments in joint ventures.

Investing activities included capital expenditures, primarily for new and remodeled stores. In addition, 1995 included the acquisition of Galyan's for $18 million in cash and stock.

Financing activities include proceeds from and the partial repayment of $150 million in short-term debt borrowed by A&F and net proceeds of $118.6 million from A&F's initial public offering (see Note 8). Financing activities also included $1.615 billion used to repurchase 85 million shares of the Company's common stock (see Note 7). Financing activities in 1995 include proceeds from and the repayment of $250 million in short-term debt borrowed by IBI and net proceeds of $635 million from the initial public offering of IBI.


Capital Expenditures
--------------------

Capital expenditures totaled $319.8 million during the thirty-nine weeks ended November 2, 1996, compared to $285.6 million for the comparable period of 1995. The Company anticipates spending approximately $380 - $390 million for capital expenditures in 1996 of which approximately $240 - $250 million will be for new stores, the remodeling of existing stores, and fixturing and related improvements for the retail businesses.

The Company presently anticipates that substantially all 1996 capital expenditures will be funded by net cash provided from operating activities. In addition, the Company presently has available $1 billion under committed, unsecured long-term credit agreements and has the ability to offer up to $250 million in additional debt securities and warrants to purchase debt securities under its shelf registration statement (see Note 5).


Safe Harbor Statement under the Private Securities Litigation Reform Act of
---------------------------------------------------------------------------
1995
----
All forward-looking statements made by the Company involve material risks and uncertainties and are subject to change based on various important factors which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Such factors include, but are not limited to, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations on appropriate terms, ability to develop new merchandise and ability to hire and train associates, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                          PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
     --------

     3.   Articles of Incorporation and Bylaws

          3.1 Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1988.

          3.2  Restated Bylaws of the Company incorporated by reference to
               Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991.

     4.   Instruments Defining the Rights of Security Holders

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

          4.9 Credit Agreement dated as of June 28, 1996 among Abercrombie & Fitch Stores, Inc., Abercrombie & Fitch Trademark, Inc., the banks listed therein and Chase Manhattan Bank, N.A. as Agent, incorporated by reference to Exhibit 4.9 to the Company's quarterly report on Form 10-Q for the quarter ended August 3, 1996.

       10. Material Contracts

           10.1 The Limited, Inc. 1993 Stock Option and Performance Incentive Plan (1996 Amendment and Restatement).

           10.2 The Limited, Inc. 1996 Stock Plan for Non-Associate Directors.

           10.3 The Limited, Inc. Incentive Compensation Plan

       11. Statement re:  Computation of Per Share Earnings

       12. Statement re:  Computation of Ratio of Earnings to Fixed Charges

       15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants

       27. Financial Data Schedule


(b)    Reports on Form 8-K
       -------------------

       None.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE LIMITED, INC.
                                      (Registrant)



                                    By  /s/ Kenneth B. Gilman
                                       ----------------------------------
                                       Kenneth B. Gilman
                                       Vice Chairman and Chief
                                       Financial Officer*


Date:  December 13, 1996


----------------------------------

* Mr. Gilman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.      Document
-----------      --------

    10.1 The Limited, Inc. 1993 Stock Option and Performance Incentive Plan (1996 Amendment and Restatement).

    10.2         The Limited, Inc. 1996 Stock Plan for Non-Associate Directors.

    10.3         The Limited, Inc. Incentive Compensation Plan

    11           Statement re: Computation of Per Share Earnings.

    12           Statement re: Ratio of Earnings to Fixed Charges.

    15           Letter re: Unaudited Interim Financial Information re:
                 Incorporation of Report of Independent Accountants.

    27           Financial Data Schedule.