Form 10-K
period 1997-02-01
LIMITED INC
filed 1997-04-30
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549

                                  ___________



                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 1, 1997
                          ----------------

                                      OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                to
                               --------------    --------------



                         Commission file number 1-8344
                                                ------



                               THE LIMITED, INC.
               -------------------------------------------------
            (Exact name of registrant as specified in its charter)



            Delaware                                           31-1029810
----------------------------------                         ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)



Three Limited Parkway, P.O. Box 16000, Columbus, Ohio    43216
-----------------------------------------------------  ----------
     (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (614) 479-7000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class             Name of each exchange on which registered
     ----------------------------    -----------------------------------------
     Common Stock, $.50 Par Value    The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days.  Yes    X      No
                      ---------    -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ----

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 28, 1997: $5,086,697,081.


Number of shares outstanding of the registrant's Common Stock as of March 28, 1997: 271,290,511.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report to shareholders for the fiscal year ended February 1, 1997 are incorporated by reference into Part I, Part II and
Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 19, 1997 are incorporated by reference into
Part III.

                                    PART I

ITEM 1.   BUSINESS.

General.


The Limited, Inc., a Delaware corporation (including its subsidiaries, the "Company"), is principally engaged in the purchase, distribution and sale of women's apparel, lingerie, men's apparel, personal care products, children's apparel and a wide variety of sporting goods. The Company operates an integrated distribution system which supports the Company's retail activities. These activities are conducted under various trade names through the retail stores and catalogue businesses of the Company. Merchandise is targeted to appeal to customers in specialty markets who have distinctive consumer characteristics. The Company's women's apparel businesses offer regular and special-sized fashion apparel at various price levels, including shirts, blouses, sweaters, pants, skirts, coats and dresses. In addition, the Company offers lingerie and accessories, men's apparel, fragrances, bath, personal care products, specialty gift items, children's apparel and a wide variety of sporting goods.


Description of Operations.

General.
--------

As of February 1, 1997, the Company owned the following businesses: (1) Intimate Brands, Inc. ("IBI") (a corporation in which the Company holds an 83% interest) which consists of three lingerie businesses, including two retail businesses and one catalogue business (Victoria's Secret Catalogue) and two personal care businesses, (2) Abercrombie & Fitch Co. (a corporation in which the Company holds an 84% interest), a men's and women's apparel business, (3) five women's retail apparel businesses, and (4) the "Emerging" businesses which consist of a men's apparel business, one children's apparel business and one sporting goods business. The following chart reflects the retail businesses and the number of stores in operation for each business at February 1, 1997 and February 3, 1996.

    RETAIL BUSINESSES                        NUMBER OF STORES
    -----------------                        ----------------
                                       February 1,       February 3,
Women's                                   1997              1996
-------                                -----------       -----------
   Express                                     753               737
   Lerner New York                             784               835
   Lane Bryant                                 832               828
   Limited Stores                              663               689
   Henri Bendel                                  6                 4
                                       -----------       -----------
      Total Women's                          3,038             3,093

Emerging
--------
   Structure                                   542               518
   The Limited Too                             308               288
   Galyan's Trading Co.                          9                 6
                                       -----------       -----------
      Total Emerging                           859               812

Intimate Brands, Inc.
---------------------
   Victoria's Secret Stores                    736               671
   Cacique                                     119               120
   Bath & Body Works                           750               498
   Penhaligon's*                                 4                 4
                                       -----------       -----------
      Total Intimate Brands, Inc.            1,609             1,293


Abercrombie & Fitch Co.                        127               100
-----------------------                -----------       -----------

      Total                                  5,633             5,298
                                       ===========       ===========

      * - Penhaligon's was sold in March 1997.



The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:



 Fiscal   Beginning
  Year     of Year   Acquired  Opened  Closed   End of Year
--------  ---------  --------  ------  -------  -----------
1992          4,194         -     323     (92)        4,425

1993          4,425         -     322    (124)        4,623

1994          4,623         -     358    (114)        4,867

1995          4,867         6     504     (79)        5,298

1996          5,298         -     470    (135)        5,633

The Company also owns Mast Industries, Inc., a contract manufacturer and apparel importer, and Gryphon Development, Inc. ("Gryphon") which is a subsidiary of IBI. Gryphon creates, develops and contract manufactures a substantial portion of the bath and personal care products sold by the Company.

During fiscal year 1996, the Company purchased merchandise from approximately 5,200 suppliers and factories located throughout the world. In addition to purchases through Mast and Gryphon, the Company purchases merchandise in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. No more than 5% of goods purchased originated from any single manufacturer.

Most of the merchandise and related materials for the Company's stores is shipped to the Company's distribution centers in the Columbus, Ohio area, where the merchandise is received and inspected. The Company uses common and contract carriers to distribute merchandise and related materials to its stores. The Company's businesses generally have independent distribution capabilities and no business receives priority over any other business. There are no distribution channels between the businesses.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns where required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the Fall and Christmas holiday selling periods. During fiscal year 1996, the highest inventory level approximated $1.5 billion at the November 1996 month-end and the lowest inventory level approximated $980 million at the March 1996 month-end.

Merchandise sales are paid for in cash or by personal check, credit cards issued by third parties or credit cards issued by the Company's credit card processing venture, Alliance Data Services ("ADS"), for customers of Express, Lerner New York, Lane Bryant, Limited, Henri Bendel, Victoria's Secret Stores, Victoria's Secret Catalogue , Structure and Abercrombie & Fitch. ADS was formed in part from World Financial Network National Bank ("WFNNB"), a wholly-owned subsidiary of the Company prior to January 1996, when a 60% interest was sold to a New York investment firm, resulting in the formation of a venture that provides private-label and bank card transaction processing and database management services to retailers, including the Company's private-label credit card operations.
Further information regarding this transaction is contained in Note 2 of the Notes to Consolidated Financial Statements included in The Limited, Inc., 1996 Annual Report to Shareholders, portions of which are annexed hereto as Exhibit 13 (the "1996 Annual Report") and is incorporated herein by reference.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of each of the Company's operating businesses, including their respective target markets.

Women's
-------

Express - A lifestyle brand offering hot new international fashion to young women.

Lerner New York - Fashionable sportswear for the value-minded customer.

Lane Bryant - The key fashion destination for the large-size customer
(size 14 - 28); offering sportswear, suit separates, and dresses as well as intimate apparel, hosiery and accessories.

Limited Stores - Casual American lifestyle fashion for women in their twenties and thirties who desire great fashion and comfort.

Henri Bendel - Fashion apparel, cosmetics, accessories and gifts for today's modern woman in her mid-thirties in a higher-income household.


Emerging
--------

Structure - Authentic, American-style sportswear with a creative edge for men in their mid-twenties who are urban, active, young and creative.

Limited Too - American casual lifestyle store for girls to age 14.

Galyan's - The "coolest" destination in retailing for sports enthusiasts and "wannabes" of all ages.


Intimate Brands, Inc.
---------------------

Victoria's Secret Stores - The most successful brand of elegant intimate apparel, foundations and related products for women.

Cacique - Uniquely designed, high-quality, lingerie for the elegant, intelligent and sophisticated woman, aged twenty-five and up.

Victoria's Secret Catalogue - The industry-leading catalogue of women's intimate and fashion apparel.

Bath & Body Works - Healthy, natural, good-for-you personal care products and gifts from America's heartland.

Abercrombie & Fitch Co. - Quality, casual, classic American sportswear brand,
-----------------------
targeted to the young, hip customer.

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage and other information about each of the Company's operating businesses, is set forth under the caption "Management's Discussion and Analysis" of the 1996 Annual Report and is incorporated herein by reference.

Competition.

The sale of apparel, lingerie, personal care products and sporting goods through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores and department stores. Design, price, service, selection and quality are the principal competitive factors in retail store sales. The Company's Catalogue business competes with numerous national and regional catalogue merchandisers. Design, price, quality and catalogue presentation are the principal competitive factors in catalogue sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail, both through stores and catalogues.


Associate Relations.

On February 1, 1997, the Company employed approximately 123,100 associates, 90,300 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Christmas season.


ITEM 2.  PROPERTIES.

The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York, Indianapolis, Indiana, Andover, Massachusetts, Kettering, Ohio and London, England.

The distribution and shipping facilities owned by the Company consist of seven buildings located in Columbus, Ohio, comprising approximately 5.2 million square feet.

Substantially all of the retail stores owned by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 1997 and 2017 and generally have renewal options.

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


ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in lawsuits arising in the ordinary course of business. Although the amount of any liability that could arise with respect to any such lawsuit cannot be accurately predicted, in the opinion of management, the resolution of these matters is not expected to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of February 1, 1997.

Leslie H. Wexner, 59, has been Chairman of the Board of Directors of the Company for more than five years and its President and Chief Executive Officer since he founded the Company in 1963.

Kenneth B. Gilman, 50, has been Vice Chairman and Chief Financial Officer of the Company since June 1993. Mr. Gilman was the Executive Vice President and Chief Financial Officer of the Company for more than five years prior thereto.

Bella Wexner, over 65 years of age, has been the Secretary of the Company for more than five years.

Martin Trust, 62, has been President of Mast Industries, Inc., a wholly-owned subsidiary of the Company, for more than five years.

Arnold F. Kanarick, 56, has been Executive Vice President and Chief Human Resources Officer since October 1992.

Wade H. Buff, 62, has been Vice President, Internal Audit of the Company for more than five years.

Alfred S. Dietzel, 65, has been Vice President, Public Affairs of the Company for more than five years.

Daniel B. Finkelman, 41, has been Vice President, Planning of the Company since August 1996. Mr. Finkelman was Executive Vice President of Marketing for Cardinal Health Inc. from May 1994 to August 1996 and Principal/Partner for McKinsey & Co., Inc. for more than five years prior thereto.

Samuel P. Fried, 45, has been Vice President and General Counsel of the Company for more than five years.

William K. Gerber, 42, has been Vice President, Finance of the Company since August 1993. Mr. Gerber was Vice President and Corporate Controller of the Company for more than five years prior thereto.

Patrick C. Hectorne, 44, has been Treasurer of the Company since August 1993. Mr. Hectorne was Assistant Treasurer of the Company for more than five years prior thereto.

Charles W. Hinson, 60, has been President, Store Planning of the Company for more than five years.

Peter Z. Horvath, 39, has been Vice President and Chief Financial Officer - Apparel Merchandise since January 1997. Mr. Horvath was Vice President and Chief Financial Officer of Structure from June 1995 to January 1997 and Vice President and Controller of Express from June 1992 to June 1995.

Kent A. Kleeberger, 45, has been Corporate Controller of the Company since July 1995. Mr. Kleeberger was Vice President and Controller at Victoria's Secret Catalogue from February 1993 to June 1995 and Director of Accounting Operations at Victoria's Secret Catalogue from August 1991 to January 1993 and Director of Financial Reporting at The Limited, Inc. prior thereto.

Jack Listanowsky, 49, has been Vice President and Chief Sourcing and Production Officer of the Company since March 1995. Mr. Listanowsky was Executive Vice President, Manufacturing and Operations for Liz Claiborne, Inc. for more than five years prior thereto.

Timothy B. Lyons, 50, has been Vice President, Taxes of the Company for more than five years.

Edward G. Razek, 48, has been Vice President and Chief Marketing Officer of the Company since November 1993. Mr. Razek was the Executive Vice President of Marketing for Limited Stores for more than five years prior thereto.

Jon Ricker, 47, has been Vice President and Chief Information Officer of the Company since February 1996. Mr. Ricker was Vice President and Chief Information Officer for Bell South from mid-1993 until 1996 and Vice President, Corporate Systems Development for Federal Express from 1990 to mid-1993.

Bruce A. Soll, 39, has been Vice President and Counsel of the Company for more than five years.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Information regarding markets in which the Company's common stock was traded during fiscal years 1996 and 1995, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal years 1996 and 1995 is set forth under the caption "Market Price and Dividend Information" on page 42 of the 1996 Annual Report and is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" on page 27 of the 1996 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 28 through 33 of the 1996 Annual Report and is incorporated herein by reference.

______________________________________________________
In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 is effective for the Company's 1997 annual financial statements. The Company is in the process of evaluating the impact of SFAS No. 128 on its financial statements and expects to disclose the impact in the first quarter 10-Q.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1996 Annual Report and are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience", "- Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" on pages 5 and 6 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 19, 1997 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is set forth under the caption "EXECUTIVE COMPENSATION - Section 16(a) Beneficial Ownership Reporting Compliance" on page 12 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.


ITEM 11.  EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 9 through 12 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" on pages 1 through 6 of the Proxy Statement and "PRINCIPAL HOLDERS OF VOTING SECURITIES" on page 17 of the Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Business Experience" on pages 2 and 3 of the Proxy Statement and "ELECTION OF DIRECTORS - Certain Relationships and Related Transactions" on pages 7 and 8 of the Proxy Statement and is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)   List of Financial Statements.
              -----------------------------

     The following consolidated financial statements of The Limited, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

     Consolidated Statements of Income for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

     Consolidated Statements of Shareholders' Equity for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

     Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996.

     Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995.

     Notes to Consolidated Financial Statements.

     Report of Independent Accountants.

     (a)(2)   List of Financial Statement Schedules.
              --------------------------------------

     The following consolidated financial statement schedule of The Limited, Inc. and subsidiaries is filed as part of this report pursuant to ITEM 14(d):

          II.  Valuation and Qualifying Accounts

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

         10.10. The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 33-49871).

         10.11. Supplemental schedule of director who became party to an Indemnification Agreement effective January 27, 1996 incorporated by reference to Exhibit 10.12 to the 1995 Form 10-K.

         10.12. Supplemental schedule of officer who became party to an Indemnification Agreement effective March 20, 1996 incorporated by reference to Exhibit 10.13 to the 1995 Form 10-K.

         10.13. Contingent Stock Redemption Agreement dated as of January 26, 1996 among the Company, Leslie H. Wexner and The Wexner Children's Trust.

         10.14. Amendment dated July 19, 1996 to the Contingent Stock Redemption Agreement dated as of January 26, 1996 among the Company, Leslie H. Wexner and The Wexner Children's Trust.

         10.15. Supplemental schedule of officer who became party to an Indemnification Agreement effective March 7, 1996 incorporated by reference to Exhibit 10.16 to the 1995 Form 10-K.

         10.16. Supplemental schedule of officer who became party to an Indemnification Agreement effective February 1, 1996 incorporated by reference to Exhibit 10.17 to the 1995 Form 10-K.

         10.17. The 1997 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 14, 1997.

         10.18. The Limited, Inc. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

         10.19. The Limited, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.


         10.20. Supplement schedule of officer who became party to an Indemnification Agreement effective February 3, 1997.

     11.  Statement re Computation of Per Share Earnings.

     12.  Statement re Computation of Ratio of Earnings to Fixed Charges.

     13. Excerpts from the 1996 Annual Report to Shareholders including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 27 - 42.

     21.  Subsidiaries of the Registrant.

     23.  Consent of Independent Accountants.

     24.  Powers of Attorney.

     27.  Financial Data Schedule.

     99.  Annual Report of The Limited, Inc. Savings and Retirement Plan.

     (b)    Reports on Form 8-K.
            --------------------

          No reports on Form 8-K were filed during the fourth quarter of fiscal year 1996.

     (c)    Exhibits.
            ---------

          The exhibits to this report are listed in section (a)(3) of Item 14 above.

     (d)  Financial Statement Schedule
          ----------------------------

          The financial statement schedule filed with this report is listed in section (a) (2) of Item 14 above.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 29, 1997
                                    THE LIMITED, INC.
                                    (registrant)



                                    By /s/ KENNETH B. GILMAN
                                       ----------------------
                                       Kenneth B. Gilman,
                                       Vice Chairman and
                                       Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 1, 1996:


     Signature                      Title
     ---------                      -----

/s/ LESLIE H. WEXNER*               Chairman of the Board of Directors,
---------------------------         President and Chief Executive Officer
Leslie H. Wexner


 /s/ KENNETH B. GILMAN              Director, Vice Chairman,
---------------------------         Chief Financial Officer and
Kenneth B. Gilman                   Principal Accounting Officer


/s/ BELLA WEXNER*                   Director
---------------------------
Bella Wexner

/s/ MARTIN TRUST*                   Director
---------------------------
Martin Trust

/s/ EUGENE M. FREEDMAN*             Director
---------------------------
Eugene M. Freedman

/s/ E. GORDON GEE*                  Director
---------------------------
E. Gordon Gee

/s/ DAVID T. KOLLAT*                Director
---------------------------
David T. Kollat

/s/ CLAUDINE MALONE*                Director
---------------------------
Claudine Malone

/s/ LEONARD A. SCHLESINGER*         Director
---------------------------
Leonard A. Schlesinger


/s/ DONALD B. SHACKELFORD*          Director
---------------------------
Donald B. Shackelford

/s/ ALLAN R. TESSLER*               Director
---------------------------
Allan R. Tessler

/s/ RAYMOND ZIMMERMAN*              Director
---------------------------
Raymond Zimmerman



*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.



By /s/  KENNETH B. GILMAN
  ---------------------------------
  Kenneth B. Gilman
  Attorney-in-fact

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of The Limited, Inc.



We have audited the consolidated financial statements of The Limited, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996, and for each of the three fiscal years in the period ended February 1, 1997, which financial statements are included on pages 34 through 41 of the 1996 Annual Report to shareholders of The Limited, Inc. and incorporated by reference herein. We have also audited the financial statement schedule for each of the two fiscal years in the period ended February 3, 1996, listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Limited, Inc. and Subsidiaries as of February 1, 1997 and February 3, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for each of the two fiscal years in the period ended February 3, 1996 referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                         /s/ Coopers & Lybrand L.L.P.


                                              COOPERS & LYBRAND L.L.P.


Columbus, Ohio
February 24, 1997

                                                                     Schedule II
                                                                     -----------

                      THE LIMITED, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                          FOR THE FISCAL YEARS ENDED
                    FEBRUARY 3, 1996 and  JANUARY 28, 1995
                                  (THOUSANDS)




                                           Balance at   Charged to                                Balance at
                                          Beginning of  Costs and                   Sale of         End of
                                          Fiscal Year    Expenses   Deductions       WFNNB        Fiscal Year
                                          ------------  ----------  ----------      -------       -----------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Fiscal year ended February 3, 1996             $44,946      91,424     (90,134)(A)  (46,236)(B)   $     -
                                          ============  ==========  ==========      =======       ===========

Fiscal year ended January 28, 1995             $34,897      72,725     (62,676)(A)                $44,946
                                          ============  ==========  ==========      =======       ===========

(A) -   Write-offs, net of recoveries

(B) -   The Company sold a 60% interest in WFNNB in
        1995; therefore, it is no longer a consolidated subsidiary of the Company. See Note 2 to the Consolidated Financial Statements for further information.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Document
-----------     ----------------------------------



     10.13. Contingent Stock Redemption Agreement dated as of January 26, 1996 among the Company, Leslie H. Wexner and The Wexner Children's Trust.

     10.14. Amendment dated July 19, 1996 to the Contingent Stock Redemption Agreement dated as of January 26, 1996 among the Company, Leslie
                H. Wexner and The Wexner Children's Trust.

     10.20. Supplemental schedule of officer who became party to an Indemnification Agreement effective February 3, 1997.

        11      Statement re Computation of
                Per Share Earnings.

        12      Statement re Computation of Ratio of
                Earnings to Fixed Charges.

        13 Excerpts from the 1996 Annual Report to Shareholders including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 27 through 42.

        21      Subsidiaries of the Registrant.

        23      Consent of Independent Accountants.

        24      Powers of Attorney.

        27      Financial Data Schedule.

        99      Annual Report of The Limited, Inc. Savings and
                Retirement Plan.