Form 10-Q
period 1997-05-03
LIMITED INC
filed 1997-06-12
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997
                               -----------
                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to_________



                          Commission file number 1-8344



                                THE LIMITED, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)




           Delaware                                     31-1029810
----------------------------                -------------------------------
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

                               Yes  X     No__
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Common Stock, $.50 Par Value                  Outstanding at May 30, 1997
     ----------------------------                  ---------------------------
                                                         271,538,695 Shares

                                THE LIMITED, INC.

                                TABLE OF CONTENTS

                                                                                        Page No.
                                                                                        --------
Part I.  Financial Information

      Item 1.  Financial Statements
           Consolidated Statements of Income
               Thirteen Weeks Ended
                     May 3, 1997 and May 4, 1996..........................................  3

           Consolidated Balance Sheets
                     May 3, 1997 and February 1, 1997.....................................  4

           Consolidated Statements of Cash Flows
               Thirteen Weeks Ended
                     May 3, 1997 and May 4, 1996..........................................  5

           Notes to Consolidated Financial Statements ....................................  6

      Item 2.  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition........................ 10


Part II. Other Information

      Item 1.  Legal Proceedings.......................................................... 17

      Item 4.  Submission of Matters to a Vote of Security Holders........................ 17

      Item 6.  Exhibits and Reports on Form 8-K........................................... 18

                         PART I - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                       THE LIMITED, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                      (Thousands except per share amounts)

                                   (Unaudited)

                                                                                        Thirteen Weeks Ended
                                                                                ---------------------------------------
                                                                                    May 3, 1997           May 4, 1996
                                                                                ---------------        ----------------

       NET SALES                                                                     $1,829,780             $1,787,943

            Cost of Goods Sold, Occupancy and Buying Costs                            1,328,309              1,318,402
                                                                                ---------------        ----------------

       GROSS INCOME                                                                     501,471                469,541

            General, Administrative and Store Operating Expenses                       (451,847)              (415,705)
                                                                                ---------------        ----------------


       OPERATING INCOME                                                                  49,624                 53,836

            Interest Expense                                                            (16,547)               (16,547)

            Other Income                                                                  8,837                 17,142

            Minority Interest                                                            (5,647)                (4,279)

            Gain in Connection with Initial Public Offering of Equity Investee            8,606                      -
                                                                                ---------------        ----------------

       INCOME BEFORE INCOME TAXES                                                        44,873                 50,152

            Provision for Income Taxes                                                   20,000                 22,000
                                                                                ---------------        ----------------

       NET INCOME                                                                       $24,873                $28,152
                                                                                ===============        ================

       NET INCOME PER SHARE                                                              $.09                  $.09
                                                                                ===============        ================

       DIVIDENDS PER SHARE                                                               $.12                  $.10
                                                                                ===============        ================

       WEIGHTED AVERAGE SHARES OUTSTANDING                                              272,478                310,491
                                                                                ===============        ================

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Thousands)

                                                                                       May 3, 1997              February 1, 1997
                                                                                  ----------------------       ---------------------
                                                                                       (Unaudited)
                                    ASSETS
                                    ------
CURRENT ASSETS:
     Cash and Equivalents                                                                        $57,454                   $312,796
     Accounts Receivable                                                                          80,126                     69,337
     Inventories                                                                               1,091,056                  1,007,303
     Store Supplies                                                                               91,161                     90,400
     Other                                                                                        66,949                     65,261
                                                                                  ----------------------       ---------------------


TOTAL CURRENT ASSETS                                                                           1,386,746                  1,545,097

PROPERTY AND EQUIPMENT, NET                                                                    1,835,810                  1,828,869

RESTRICTED CASH                                                                                  351,600                    351,600

OTHER ASSETS                                                                                     408,008                    394,436
                                                                                  ----------------------       ---------------------


TOTAL ASSETS                                                                                  $3,982,164                 $4,120,002
                                                                                  ======================       =====================

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
     Accounts Payable                                                                           $309,207                   $307,841
     Accrued Expenses                                                                            420,074                    481,744
     Commercial Paper                                                                             65,990                          -
     Income Taxes Payable                                                                         14,118                    117,308
                                                                                  ----------------------       ---------------------


TOTAL CURRENT LIABILITIES                                                                        809,389                    906,893

LONG-TERM DEBT                                                                                   650,000                    650,000

DEFERRED INCOME TAXES                                                                            132,722                    169,932

OTHER LONG-TERM LIABILITIES                                                                       53,208                     51,659

MINORITY INTEREST                                                                                 66,824                     67,336

CONTINGENT STOCK REDEMPTION AGREEMENT                                                            351,600                    351,600

SHAREHOLDERS' EQUITY:
     Common Stock                                                                                180,352                    180,352
     Paid-in Capital                                                                             143,813                    142,860
     Retained Earnings                                                                         3,518,600                  3,526,256
                                                                                  ----------------------       ---------------------

                                                                                               3,842,765                  3,849,468

     Less Treasury Stock, at Average Cost                                                    (1,924,344)                (1,926,886)
                                                                                  ----------------------       ---------------------

TOTAL SHAREHOLDERS' EQUITY                                                                     1,918,421                  1,922,582
                                                                                  ----------------------       ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                    $3,982,164                 $4,120,002
                                                                                  ======================       =====================

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                                                   Thirteen Weeks Ended
                                                                                             -----------------------------------

                                                                                                  May 3,              May 4,
                                                                                                   1997                1996
                                                                                             --------------       --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                                     $24,873              $28,152

     Impact of Other Operating Activities on Cash Flows:
          Net Gain in Connection with Initial Public Offering of Equity
               Investee                                                                              (5,606)                   -
          Depreciation and Amortization                                                              75,380               71,832
          Minority Interest, Net of Dividends Paid                                                     (512)                (845)
          Changes in Assets and Liabilities:
               Accounts Receivable                                                                  (10,789)               8,161
               Inventories                                                                          (83,753)             (52,018)
               Accounts Payable and Accrued Expenses                                                (60,304)              (8,414)
               Income Taxes                                                                        (143,400)            (114,993)
               Other Assets and Liabilities                                                          (4,306)             (16,396)
                                                                                             --------------       --------------

NET CASH USED FOR OPERATING ACTIVITIES                                                             (208,417)             (84,521)
                                                                                             --------------       --------------

CASH USED FOR INVESTING ACTIVITIES
     Capital Expenditures                                                                           (83,881)             (77,886)
                                                                                             --------------       --------------

FINANCING ACTIVITIES:
     Net Proceeds from Commercial Paper Borrowings                                                   65,990              177,224
     Dividends Paid                                                                                 (32,529)             (27,076)
     Purchase of Treasury Stock                                                                           -           (1,615,000)
     Stock Options and Other                                                                          3,495                6,032
                                                                                             --------------       --------------

NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                                               36,956           (1,458,820)
                                                                                             --------------       --------------

NET DECREASE IN CASH AND EQUIVALENTS                                                               (255,342)          (1,621,227)
     Cash and Equivalents, Beginning of Year                                                        312,796            1,645,731
                                                                                             --------------       --------------

CASH AND EQUIVALENTS, END OF PERIOD                                                                 $57,454             $ 24,504
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

      The consolidated financial statements as of and for the periods ended May 3, 1997 and May 4, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

      The consolidated financial statements as of May 3, 1997 and for the thirteen week periods ended May 3, 1997 and May 4, 1996 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.    ADOPTION OF ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per
                                                                   ------------
      Share." The Company will adopt the computation, presentation and
      -----
      disclosure requirements for earnings per share in the fourth quarter of 1997, the effect of which will not be material to the Company's consol-idated financial statements.

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

4.    PROPERTY AND EQUIPMENT, NET

      Property and equipment, net, consisted of (thousands):

                                                May 3,         February 1,
                                                 1997             1997
                                            -------------     -------------
      Property and equipment, at cost          $3,347,511        $3,290,244

      Accumulated depreciation and
         amortization                          (1,511,701)       (1,461,375)
                                            -------------     -------------
      Property and equipment, net              $1,835,810        $1,828,869
                                            =============     =============

5.    INCOME TAXES

      The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 3, 1997 and May 4, 1996 approximated $160.4 million and $127.0 million.

      The Internal Revenue Service has assessed the Company for additional taxes and interest for years 1989 - 1992. The assessment was based primarily on the treatment of transactions involving the Company's foreign operations. The Company strongly disagrees with the assessment and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

6.    FINANCING ARRANGEMENTS

      Unsecured long-term debt consisted of (thousands):

                                                May 3,         February 1,
                                                 1997             1997
                                            -------------     -------------
      7 1/2% Debentures due March 2023           $250,000          $250,000
      7 4/5% Notes due May 2002                   150,000           150,000
      9 1/8% Notes due February 2001              150,000           150,000
      8 7/8% Notes due August 1999                100,000           100,000
                                            -------------     -------------
                                                 $650,000          $650,000
                                            =============     =============

      The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"). Borrowings outstanding under the Agreement are due December 14, 2000. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on the second and fourth anniversaries of the effective date (December 15, 1995), subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 1/8% of the committed amount per annum. The Agreement contains covenants relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement at May 3, 1997.

      The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. Commercial paper outstanding at May 3, 1997 approximated $66 million.

      Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

      Interest paid during the thirteen weeks ended May 3, 1997 and May 4, 1996 approximated $24.4 million and $16.6 million.

7.    SELF-TENDER OFFER

      On March 17, 1996, the Company completed the repurchase for $1.615 billion or $19 per share of 85 million shares of its common stock under a self-tender offer.

8.    GAIN IN CONNECTION WITH INITIAL PUBLIC OFFERING OF EQUITY INVESTEE

      During first quarter of 1997, the Company recognized a pre-tax gain of $8.6 million in connection with of the initial public offering ("IPO") of Brylane, Inc., a 26% owned (post IPO) specialty catalogue retailer.

[LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Audit Committee of
  The Board of Directors of
  The Limited, Inc.



We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at May 3, 1997, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 3, 1997 and May 4, 1996. These financial statements are the responsibility of the Company's management.


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


We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of February 1, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                    /s/Coopers & Lybrand L.L.P.

                                    COOPERS & LYBRAND L.L.P.



Columbus, Ohio
June 10, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the first quarter of 1996, the Company repurchased 85 million of its common shares via a self-tender consummated effective March 17, 1996. Accordingly, to aid in the analysis of first quarter 1997 financial information as compared to first quarter 1996, certain pro forma adjustments, including the tax impact, have been made to the 1996 results as follows: 1) weighted average shares outstanding have been reduced to reflect the 85 million share repurchase as if it occurred at the beginning of 1996; and 2) the 1996 income statement has been adjusted to remove $10.5 million in interest income derived from the temporary investment of the proceeds from the Intimate Brands, Inc. ("IBI") and WFNNB Fall 1995 transactions that were used to consummate the self-tender effective March 17, 1996. The adjusted pro forma summary income information is presented below.


                                                                       1996                                      1997
                                                 -----------------------------------------------------     ---------------
                                                                                          Adjusted
(In thousands, except per share data)             As Reported        Pro Forma           Pro Forma           As Reported
                                                  May 4, 1996       Adjustments         May 4, 1996          May 3, 1997
                                                 ---------------   -------------      ----------------     ---------------
Net sales                                            $1,787,943         $     -            $1,787,943          $1,829,780

Gross income                                            469,541               -               469,541             501,471

General, administrative and store operating
expenses                                              (415,705)               -             (415,705)           (451,847)
                                                 ---------------   -------------      ----------------     ---------------
Operating income                                         53,836               -                53,836              49,624

Interest expense                                       (16,547)               -              (16,547)            (16,547)

Other income, net                                        17,142        (10,500)  (a)            6,642               8,837

Minority interest                                       (4,279)               -               (4,279)             (5,647)

Gain in connection with IPO of equity investee                -               -                     -               8,606
                                                 ---------------   -------------      ----------------     ---------------
Income before taxes                                      50,152        (10,500)                39,652              44,873

Provision for income taxes                               22,000         (4,000)  (b)           18,000              20,000
                                                 ---------------   -------------      ----------------     ---------------
    Net income                                          $28,152        $(6,500)               $21,652             $24,873
                                                 ===============   =============      ================     ===============
Net income per share                                       $.09                                  $.08  (c)           $.09
                                                 ===============                      ================     ===============
Net income per share exclusive of gain in
connection with IPO                                        $.09                                  $.08                $.07
                                                 ===============                      ================     ===============
Weighted average shares outstanding                     310,491                               271,260  (c)        272,478
                                                 ===============                      ================     ===============

(a) Reduce 1996 interest income by $10.5 million derived from the temporary investment of the proceeds from the IBI and WFNNB Fall 1995 transactions that were used to consummate the self-tender.

(b) Tax effect of above pro forma adjustment.

(c) Net income per share and weighted average shares outstanding have been adjusted for the impact of the self-tender for 85 million shares effective March 17, 1996 as if it were consummated at the beginning of 1996.

Net sales for the first quarter of 1997 grew 2% to $1.830 billion from $1.788 billion a year ago. Operating income decreased 8% to $49.6 million compared to operating income of $53.8 million for 1996. Net income exclusive of the gain arising in connection with the initial public offering of Brylane, Inc. decreased 11% in 1997 to $19.3 million compared to pro forma net income of $21.7 million for 1996.

Business highlights include the following:

The Intimate Brands businesses began 1997 with a solid first quarter performance. Victoria's Secret Stores recorded a 7% comparable store sales increase and a 21% operating income increase. Bath & Body Works produced a comparable store sales increase of 13% while operating income was up 50%.

Abercrombie & Fitch Co. also significantly improved first quarter operating income supported by a 14% comparable store sales increase.

Financial Summary
-----------------

The following summarized financial data compares the thirteen week period ended May 3, 1997 to the comparable period for 1996:

                                            First Quarter      First Quarter      % Change
                                                1997               1996        From Prior Year
                                            -------------      -------------   ---------------
Net Sales (millions):
Victoria's Secret Stores                           $325               $286               14%
Victoria's Secret Catalogue                         180                167                7%
Bath & Body Works                                   177                111               60%
Cacique                                              19                 19                 -
Other                                                 3                  3                 -
                                            -------------      -------------   ---------------
      Total Intimate Brands, Inc.                   704                586               20%
                                            -------------      -------------   ---------------

Express                                             224                315             (29%)
Lerner New York                                     195                222             (12%)
Lane Bryant                                         204                219              (7%)
Limited Stores                                      180                187              (4%)
Henri Bendel                                         25                 22               14%
                                            -------------      -------------   ---------------
      Total Women's Businesses                      828                965             (14%)
                                            -------------      -------------   ---------------

Structure                                           127                123                3%
The Limited Too                                      66                 46               43%
Galyan's                                             31                 17               82%
                                            -------------      -------------   ---------------
      Total Emerging Businesses                     224                186               20%
                                            -------------      -------------   ---------------

Abercrombie & Fitch Co.                              74                 51               45%
                                            -------------      -------------   ---------------

      Total Net Sales                            $1,830             $1,788                2%
                                            =============      =============   ===============

                                                    First Quarter            First Quarter             % Change
                                                        1997                     1996               From Prior Year
                                                   ----------------       ------------------      ------------------
Operating Income (millions):
Intimate Brands, Inc.                                           $60                      $49                     22%
Women's Businesses                                             (26)                        4                     N/M
Emerging Businesses                                              14                        1                     N/M
Abercrombie & Fitch Co.                                           2                        -                     N/M
                                                   ----------------       ------------------
Total Operating Income                                          $50                      $54                    (8%)
                                                   ================       ==================

Increase (Decrease) in Comparable Store Sales:
Victoria's Secret Stores                                         7%                       8%
Bath & Body Works                                               13%                      14%
Cacique                                                          4%                      19%
                                                   ----------------       ------------------
      Total Intimate Brands, Inc.                                8%                       9%
                                                   ----------------       ------------------

Express                                                       (30%)                     (1%)
Lerner New York                                                (7%)                       2%
Lane Bryant                                                    (7%)                       5%
Limited Stores                                                 (2%)                       6%
Henri Bendel                                                     2%                       8%
                                                   ----------------       ------------------
      Total Women's Businesses                                (13%)                       3%
                                                   ----------------       ------------------

Structure                                                      (2%)                       8%
The Limited Too                                                 35%                    (17%)
Galyan's                                                         5%                        -**
                                                   ----------------       ------------------
        Total Emerging Businesses                                8%                       0%
                                                   ----------------       ------------------

Abercrombie & Fitch Co.                                         14%                      17%
                                                   ----------------       ------------------

Total comparable store sales
      increase (decrease)                                      (4%)                       4%
                                                   ================       ==================
Retail sales increase attributable to new and
      remodeled stores                                           6%                       9%
Retail sales per average selling square foot                 $58.12                   $58.94                    (1%)
Retail sales per average store (thousands)                     $293                     $304                    (4%)
Average store size at end
      of quarter (square feet)                                5,024                    5,143                    (2%)
Retail selling square feet (thousands)                       28,278                   27,528                      3%

Number of Stores:
Beginning of year                                             5,633                    5,298
      Opened                                                     71                       80
      Closed                                                   (75)                     (26)
                                                   ----------------       ------------------
End of first quarter                                          5,629                    5,352
                                                   ================       ==================

*    Includes sale of four Penhaligon's stores in April 1997.
**   Acquired in July 1995 with comparable store sales reporting starting
       July 1996.

                                               Number of Stores             Selling Sq. Ft. (thousands)
                                     -------------------------------     ---------------------------------
                                                            Change                                Change
                                      May 3,      May 4,  From Prior      May 3,      May 4,    From Prior
                                       1997        1996      Year          1997        1996        Year
                                     -------     -------  ----------     -------     -------    ----------
Victoria's Secret Stores                 742         683          59       3,360       3,074           286
Bath & Body Works                        796         528         268       1,457         906           551
Cacique                                  118         121         (3)         362         369           (7)
Penhaligon's                               -           4         (4)           -           2           (2)
                                     -------     -------  ----------     -------     -------    ----------
   Total Intimate Brands, Inc.         1,656       1,336         320       5,179       4,351           828
                                     -------     -------  ----------     -------     -------    ----------

Express                                  751         744           7       4,737       4,633           104
Lerner New York                          759         820        (61)       5,824       6,281         (457)
Lane Bryant                              815         833        (18)       3,897       3,985          (88)
Limited Stores                           651         684        (33)       3,909       4,183         (274)
Henri Bendel                               6           4           2         113          88            25
                                     -------     -------  ----------     -------     -------    ----------
   Total Women's Businesses            2,982       3,085       (103)      18,480      19,170         (690)
                                     -------     -------  ----------     -------     -------    ----------

Structure                                541         524          17       2,120       2,016           104
The Limited Too                          309         299          10         970         937            33
Galyan's                                   9           6           3         488         250           238
                                     -------     -------  ----------     -------     -------    ----------
   Total Emerging Businesses             859         829          30       3,578       3,203           375

Abercrombie & Fitch Co.                  132         102          30       1,041         804           237
                                     -------     -------  ----------     -------     -------    ----------
   Total stores and selling sq. ft.    5,629       5,352         277      28,278      27,528           750
                                     =======     =======  ==========     =======     =======    ==========

Net Sales
---------

Net sales for the first quarter of 1997 increased 2% over the first quarter of 1996, primarily as a result of the 6% increase in retail sales attributed to new and remodeled stores and catalogue sales, offset by the 4% decrease in comparable store sales. During the first quarter of 1997, the Company opened 71 new stores, remodeled 48 stores and closed 75 stores.

Sales at the Intimate Brand's businesses for the first quarter of 1997 increased 20% over the same period last year. This increase was attributable to the net addition of 320 new stores, an 8% increase in comparable store sales and a 7% increase in catalogue net sales.

Sales at the Women's businesses for the first quarter of 1997 decreased 14% from the first quarter of 1996, primarily due to the 13% decrease in comparable store sales, as well as a net decrease of 103 stores from the first quarter of 1996. The disappointing sales performance in the Women's businesses included a 29% decrease in sales at Express resulting from a 30% decrease in comparable store sales.

Significant improvement in sales at Limited Too and Abercrombie & Fitch Co. were bolstered by comparable store sales increases of 35% and 14%.

Gross Income
------------

Gross income, expressed as a percentage of sales, increased to 27.4% for the first quarter of 1997 from 26.3% for the first quarter of 1996. The increase was attributable to a 1.4% increase in merchandise margins, expressed as a percentage of sales partially offset by a 0.3% increase in buying and occupancy costs, also expressed as a percentage of sales. The increase in merchandise margin in the first quarter of 1997 was attributable to higher initial markups which were partially offset by a higher markdown rate over the comparable period last year.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of sales, increased to 24.7% for the first quarter of 1997 as compared to 23.3% for the first quarter of 1996. This increase was attributable to a combination of the increase in IBI sales in the overall sales mix and the inability to leverage these expenses in the Women's businesses due to poor sales performance. The Intimate Brands expense rate increased 2.3%, resulting primarily from Bath & Body Works which increased from 19% to 25% of the IBI sales mix. Although Bath & Body Works has higher gross margins, it also has higher general, administrative and store operating expenses as a percent of sales. In addition, investments made in store staffing for the fragrance portion of Victoria's Secret Stores contributed to the rate increase. The Company anticipates a similar increase for the second quarter with a deceleration in the rate of increase for the Fall season aided by peak seasonal sales.

Operating Income
----------------

Operating income, as a percentage of sales, was 2.7% for the first quarter of 1997 and 3.0% for 1996. The decrease was due to higher general, administrative and store operating expense which more than offset the increase in gross income, expressed as a percentage of sales.

Interest Expense
----------------

                                                   First Quarter
                                            -------------------------
                                               1997           1996
                                            ----------     ----------
       Average Borrowings                      $793.5         $790.9
           (millions)

       Average Effective Interest Rate          8.34%          8.37%

Interest expense was flat in the first quarter of 1997 versus 1996 as slightly lower interest rates, primarily on commercial paper, were offset by a small increase in average funds borrowed.

Other Income
------------

The increase in other income to $8,837 for the first quarter of 1997 from the adjusted pro forma $6,642 in the first quarter of 1996 was principally due to interest income earned on temporary investments.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                            May 3,           February 1,
                                             1997               1997
                                          ----------        ------------
Working Capital                             $577,357            $638,204
                                          ==========        ============

Capitalization:
      Long-term debt                        $650,000            $650,000
      Deferred income taxes                  132,722             169,932
      Shareholders' equity                 1,918,421           1,922,582
                                          ----------        ------------

Total Capitalization                      $2,701,143          $2,742,514
                                          ==========        ============

Additional amounts available under
      long-term credit agreements         $1,000,000          $1,000,000
                                          ==========        ============

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $208.4 million in the first quarter of 1997 versus $84.5 million in the first quarter last year. The $123.9 million increase in cash used by operations was primarily attributable to an increase in inventory at the IBI businesses, a decrease in payables and accrued expenses, and an increase in income tax payments.

Financing activities for the first quarter of 1997 reflect an increase in the dividend from $.10 per share to $.12 per share and lower commercial paper borrowings at quarter end. For 1996, financing activities include $1.615 billion used to repurchase 85 million shares of the Company's common stock.

Investing activities included capital expenditures, primarily for new and remodeled stores.

Capital Expenditures
--------------------

Capital expenditures totaled $83.9 million for the first quarter of 1997, compared to $77.9 million for the first quarter of 1996. The Company anticipates spending $400 - $420 million for capital expenditures in 1997, of which $240 - $260 million will be for new stores, the remodeling of existing stores and related improvements for the retail businesses.

The Company expects that 1997 capital expenditures will be funded by net cash provided by operating activities.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

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

                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. On April 8, 1997, the United States District Court, Central District of California, unsealed and permitted to be served an amended complaint previously filed in that court against the Company and certain of its subsidiaries by the American Textiles Manufacturers Institute, a textile industry trade association. The complaint alleges that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. The complaint seeks recovery on behalf of the United States in an unspecified amount. On June 2, 1997, the defendants filed a motion to dismiss the complaint. The Company believes the allegations made in the suit are without merit and intends to defend it vigorously.

Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 19, 1997. The matters voted upon and the results of the voting were as follows:

      (a) E. Gordon Gee, Claudine B. Malone, Allen R. Tessler and Abigail S. Wexner were elected to the Board of Directors for a term of three years. Of the 227,085,180 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows with respect to each of the nominees:

                                             Shares         Shares as to Which
                                            Voted For        Voting Authority
                           Name             Election             Withheld
                   --------------------- ---------------- ---------------------

                   E. Gordon Gee           223,062,611           4,011,846

                   Claudine B. Malone      223,201,009           3,873,448

                   Allan R. Tessler        223,145,940           3,928,517

                   Abigail S. Wexner       223,804,948           4,269,509

            In addition, directors whose term of office continued after the Annual Meeting were: Leslie H. Wexner, Kenneth B. Gilman, Eugene M. Freedman, David T. Kollat, Leonard A. Schlesinger, Donald B. Shackelford, Martin Trust and Raymond P. Zimmerman. Bella Wexner retired from the Board of Directors and will hold the honorary position of Director Emeritus. Michael Weiss resigned from the Board of Directors to devote his full attention to the Express business.

      (b) The Limited, Inc. Incentive Compensation Performance Plan was approved with 217,595,183 votes for approval, 7,706,138 against and 969,846 abstained.

      (c) The 1997 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan was approved with 182,099,221 shares voted for approval, 43,238,197 against and 933,749 abstained.

      (d) A proposal made by the Kentucky State District Council of Carpenters Pension Fund, one of the Company's shareholders, concerning the composition of the Board of Directors of the Company was defeated. A total of 166,284,718 shares were voted against the proposal, while 29,516,849 were voted for and 3,152,068 abstained.

      (e) A proposal made by the Amalgamated Bank of New York Long View Collection Investment Fund, one of the Company's shareholders, concerning the selection of foreign suppliers and executive compensation, was defeated. A total of 185,909,985 shares were voted against the proposal, while 7,887,671 were voted for and 5,155,979 abstained.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         ---------

         3.   Articles of Incorporation and Bylaws.

              3.1 Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1988.

              3.2   Restated Bylaws of the Company incorporated by reference to
                    Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended February 2, 1991 (the "1990" form 10-K).

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

                                           THE LIMITED, INC.
                                             (Registrant)



                                           By /s/ Kenneth B. Gilman
                                              ------------------------------
                                              Kenneth B. Gilman,
                                              Vice Chairman and Chief
                                              Financial Officer*


Date:  June 12, 1997

-----------------------------------------------

* Mr. Gilman is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------


    Exhibit No.           Document
    ----------            ----------------------------------
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

       27                 Financial Data Schedule.
