Form 10-Q
period 1997-08-02
LIMITED INC
filed 1997-09-12
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997
                               --------------
                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ------------  --------------

                         Commission file number 1-8344
                                                ------
                               THE LIMITED, INC.
             -----------------------------------------------------

             (Exact name of registrant as specified in its charter)

          Delaware                                   31-1029810
------------------------------------      -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
       ----------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)


Registrant's telephone number, including area code    (614)  415-7000
                                                  -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X     No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.50 Par Value                   Outstanding at August 29, 1997
-------------------------------               ----------------------------------
                                                     271,905,619 Shares

                               THE LIMITED, INC.

                               TABLE OF CONTENTS


                                                                     Page No.
                                                                     --------
Part I   Financial Information
      Item 1.  Financial Statements
          Consolidated Statements of Income
             Thirteen and Twenty-six Weeks Ended
                August 2, 1997 and August 3, 1996 ......................3

          Consolidated Balance Sheets
                August 2, 1997 and February 1, 1997.....................4

          Consolidated Statements of Cash Flows
             Twenty-six Weeks Ended
                August 2, 1997 and August 3, 1996 ......................5

          Notes to Consolidated Financial Statements ...................6

      Item 2.  Management's Discussion and Analysis of
                 Results of Operations and Financial Condition.........10


Part II  Other Information

      Item 1.  Legal Proceedings.......................................18

      Item 2.  Changes in Security.....................................18

      Item 6.  Exhibits and Reports on Form 8-K .......................18

                        PART 1 - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share amounts)
                                  (Unaudited)

                                                                         Thirteen Weeks Ended             Twenty-six Weeks Ended
                                                                     ----------------------------      ----------------------------
                                                                       August 2,        August 3,       August 2,         August 3,
                                                                         1997             1996            1997              1996
                                                                     -----------      -----------      -----------      -----------
NET SALES                                                            $ 2,020,084      $ 1,895,601      $ 3,849,864      $ 3,683,544

     Cost of Goods Sold, Occupancy and Buying Costs                    1,481,177        1,403,692        2,809,486        2,722,094
                                                                     -----------      -----------      -----------      -----------

GROSS INCOME                                                             538,907          491,909        1,040,378          961,450

     General, Administrative and Store Operating Expenses                466,247          410,367          918,094          826,072
                                                                     -----------      -----------      -----------      -----------

OPERATING INCOME                                                          72,660           81,542          122,284          135,378

     Interest Expense                                                    (16,272)         (18,734)         (32,819)         (35,281)


     Other Income                                                          6,818            6,512           15,655           23,654

     Minority Interest                                                   (10,632)          (8,170)         (16,279)         (12,449)


     Gain in Connection with Initial Public Offering of
       Equity Investee                                                      --               --              8,606             --
                                                                     -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES                                                52,574           61,150           97,447          111,302

     Provision for Income Taxes                                           25,000           28,000           45,000           50,000
                                                                     -----------      -----------      -----------      -----------

NET INCOME                                                           $    27,574      $    33,150      $    52,447      $    61,302
                                                                     ===========      ===========      ===========      ===========
NET INCOME PER SHARE                                                 $       .10      $       .12      $       .19      $       .21
                                                                     ===========      ===========      ===========      ===========
DIVIDENDS PER SHARE                                                  $       .12      $       .10      $       .24      $       .20
                                                                     ===========      ===========      ===========      ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                      273,214          272,077          272,846          291,284
                                                                     ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)


                               ASSETS                                August 2, 1997      February 1, 1997
                               ------                               ----------------    ------------------
                                                                       (unaudited)
CURRENT ASSETS:
     Cash and Equivalents                                              $    22,467          $   312,796
     Accounts Receivable                                                    91,545               69,337
     Inventories                                                         1,155,665            1,007,303
     Store Supplies                                                         92,578               90,400
     Other                                                                  89,995               65,261
                                                                   ----------------    -----------------
TOTAL CURRENT ASSETS                                                     1,452,250            1,545,097
PROPERTY AND EQUIPMENT, NET                                              1,853,267            1,828,869
RESTRICTED CASH                                                            351,600              351,600
OTHER ASSETS                                                               414,375              394,436
                                                                   ----------------    -----------------
TOTAL ASSETS                                                           $ 4,071,492          $ 4,120,002
                                                                   ================    =================

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES:
     Accounts Payable                                                  $   353,933          $   307,841
     Accrued Expenses                                                      446,006              481,744
     Commercial Paper                                                      116,121                 --
     Income Taxes Payable                                                    2,943              117,308
                                                                   ----------------    -----------------
TOTAL CURRENT LIABILITIES                                                  919,003              906,893

LONG-TERM DEBT                                                             650,000              650,000
DEFERRED INCOME TAXES                                                      106,755              169,932
OTHER LONG-TERM LIABILITIES                                                 52,378               51,659
MINORITY INTEREST                                                           71,795               67,336
CONTINGENT STOCK REDEMPTION AGREEMENT                                      351,600              351,600

SHAREHOLDERS' EQUITY:
     Common Stock                                                          180,352              180,352
     Paid-in Capital                                                       143,995              142,860
     Retained Earnings                                                   3,513,585            3,526,256
                                                                   ----------------    -----------------
                                                                         3,837,932            3,849,468

     Less Treasury Stock, at Average Cost                               (1,917,971)          (1,926,886)
                                                                   ----------------    -----------------
TOTAL SHAREHOLDERS' EQUITY                                               1,919,961            1,922,582
                                                                   ----------------    -----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 4,071,492          $ 4,120,002
                                                                   ================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)
                                  (Unaudited)


                                                                                                    Twenty-six Weeks Ended
                                                                                               ------------------------------
                                                                                                August 2,            August 3,
                                                                                                  1997                 1996
                                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                                   $52,447            $61,302

      Impact of Other Operating Activities on Cash Flows:
            Net Gain in Connection with Initial Public Offering of Equity Investee                  (5,606)              --
            Depreciation and Amortization                                                          149,657            144,346
            Minority Interest, Net of Dividends Paid                                                 4,459              1,369
            Changes in Assets and Liabilities:
                  Accounts Receivable                                                              (22,208)           (18,766)
                  Inventories                                                                     (148,362)          (157,107)
                  Accounts Payable and Accrued Expenses                                             10,354             74,566
                  Income Taxes                                                                    (180,542)          (124,856)
                  Other Assets and Liabilities                                                         894            (12,544)
                                                                                               -----------        -----------

NET CASH USED FOR OPERATING ACTIVITIES                                                            (138,907)           (31,690)
                                                                                               -----------        -----------

CASH USED FOR INVESTING ACTIVITIES
      Capital Expenditures                                                                        (212,475)          (191,006)
                                                                                               -----------        -----------

FINANCING ACTIVITIES:
      Net Proceeds from Commercial Paper and Other Short-term Borrowings                           116,121            266,982
      Dividends Paid                                                                               (65,118)           (54,160)
      Purchase of Treasury Stock                                                                      --           (1,615,130)
      Stock Options and Other                                                                       10,050             12,323
                                                                                               -----------        -----------

NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                                              61,053         (1,389,985)
                                                                                               -----------        -----------

NET DECREASE IN CASH AND EQUIVALENTS                                                              (290,329)        (1,612,681)
      Cash and Equivalents, Beginning of Year                                                      312,796          1,645,731
                                                                                               -----------        -----------

CASH AND EQUIVALENTS, END OF PERIOD                                                                $22,467            $33,050
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

     The consolidated financial statements as of August 2, 1997 and for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of August 2, 1997 and for the thirteen and twenty-six week periods ended August 2, 1997 and August 3, 1996 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.   ADOPTION OF ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."
                                                        ------------------
     The Company will adopt the computation, presentation and disclosure requirements for earnings per share in the fourth quarter of 1997, the effect of which will not be material to the Company's consolidated financial statements.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):


                                              August 2,            February 1,
                                                1997                  1997
                                             ----------            ----------
     Property and equipment, at cost         $3,412,807            $3,290,244
     Accumulated depreciation and
        amortization                         (1,559,540)           (1,461,375)
                                             ----------            ----------
     Property and equipment, net             $1,853,267            $1,828,869
                                             ==========            ==========

5.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended August 2, 1997 and August 3, 1996 approximated $183 million and $142 million.

     The Internal Revenue Service has assessed the Company for additional taxes and interest for years 1989 - 1992. The outstanding issue from the assessment is based primarily on the treatment of transactions involving the Company's foreign operations. The Company strongly disagrees with the assessment and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

6.   FINANCING ARRANGEMENTS

     Unsecured long-term debt consisted of (thousands):


                                              August 2,            February 1,
                                                1997                  1997
                                             ----------            ----------
     7 1/2% Debentures due March 2023          $250,000              $250,000
     7 4/5% Notes due May 2002                  150,000               150,000
     9 1/8% Notes due February 2001             150,000               150,000
     8 7/8% Notes due August 1999               100,000               100,000
                                             ----------            ----------
                                               $650,000              $650,000
                                             ==========            ==========


     The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"). Borrowings outstanding under the Agreement are due December 14, 2000. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on the second and fourth anniversaries of the effective date (December 15, 1995), subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 1/8% of the committed amount per annum. The Agreement contains covenants relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement at August 2, 1997.

     The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. Commercial paper outstanding at August 2, 1997 was $116.1 million.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     Interest paid during the twenty-six weeks ended August 2, 1997 and August 3, 1996 approximated $40.1 million and $34.6 million.

7.   SELF-TENDER OFFER

     On March 17, 1996, the Company completed the repurchase for $1.615 billion or $19 per share of 85 million shares of its common stock under a self-tender offer.

8.   GAIN IN CONNECTION WITH INITIAL PUBLIC OFFERING OF EQUITY INVESTEE

     During the first quarter of 1997, the Company recognized a pre-tax gain of $8.6 million in connection with the initial public offering ("IPO") of Brylane, Inc., a 26% owned (post IPO) specialty catalogue retailer.

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Audit Committee of
 The Board of Directors of
 The Limited, Inc.


We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at August 2, 1997, and the related condensed consolidated statements of income and cash flows for the thirteen-week and twenty-six-week periods ended August 2, 1997 and August 3, 1996. These financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
September 10, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the first quarter of 1996, the Company repurchased 85 million of its common shares via a self-tender consummated effective March 17, 1996. Accordingly, to aid in the analysis of the twenty-six weeks ended August 2, 1997 as compared to 1996, certain proforma adjustments, including the tax impact, have been made to the 1996 results as follows: 1) weighted average shares outstanding have been reduced to reflect the 85 million share repurchase as if it occurred at the beginning of 1996; and 2) the 1996 year-to-date income statement has been adjusted to remove $10.5 million in interest income earned on the temporary investment of the proceeds from the Intimate Brands, Inc. ("IBI") and WFNNB Fall 1995 transactions that were used to consummate the self-tender. The adjusted proforma summary income information is presented below.


                                                            Thirteen Weeks Ended                    Twenty-six Weeks Ended
                                                    -----------------------------------    ---------------------------------------
                                                                                                                    Adjusted
                                                                                                                    Proforma
                                                        August 2,         August 3,            August 2,            August 3,
                                                          1997              1996                 1997                 1996
                                                    ----------------  -----------------    -----------------   -------------------
Operating Income                                            $72,660           $81,542            $122,284             $135,378

Interest Expense                                            (16,272)          (18,734)            (32,819)             (35,281)

Other Income                                                  6,818             6,512              15,655               13,154  (a)

Minority Interest                                           (10,632)           (8,170)            (16,279)             (12,449)

Gain in Connection with IPO of Equity Investee                   -                 -                8,606                    -
                                                    ----------------  ----------------    -----------------   -----------------

Income before Income Taxes                                   52,574            61,150              97,447              100,802

Provision for Income Taxes                                   25,000            28,000              45,000               46,000  (b)
                                                    ----------------  ----------------    -----------------   -----------------

Net Income                                                  $27,574           $33,150             $52,447              $54,802
                                                    ================  ================    =================   =================

Net Income per Share                                           $.10              $.12                $.19                 $.20
                                                    ================  ================    =================   =================

Net Income per Share Exclusive of Gain in
  Connection with IPO                                          $.10              $.12                $.17                 $.20
                                                    ================  ================    =================   =================

Weighted Average Shares Outstanding                         273,214           272,077             272,846              271,669  (c)
                                                    ================  ================    =================   =================


(a) Reduced 1996 interest income by $10.5 million derived from the temporary investment of the proceeds from the IBI and WFNNB Fall 1995 transactions that were used to consummate the self-tender.

(b) Adjusted taxes for effect of $10.5 million proforma adjustment to interest income.

(c) Adjusted net income per share and weighted average shares outstanding for the impact of the self-tender for 85 million shares effective March 17, 1996 as if it were consummated at the beginning of 1996.

Net sales for the second quarter of 1997 grew 7% to $2.020 billion from $1.896 billion a year ago. Operating income decreased 11% to $72.7 million compared to operating income of $81.5 million for 1996. Net income decreased 17% for the quarter in 1997 to $27.6 million compared to net income of $33.2 million for 1996.

Sales for the twenty-six weeks ended August 2, 1997 increased 5% to $3.850 billion compared to $3.684 billion in 1996. Excluding the gain in connection with the IPO of Brylane (see Note 8) net income decreased 15% to $46.8 million from proforma 1996 net income of $54.8 million (earnings per share were $.17 compared to 1996 proforma earnings per share of $.20).

Business highlights include the following:

     The Intimate Brands businesses continued their solid performance during the second quarter recording a 15% comparable store sales increase and a 24% operating income increase.

     Victoria's Secret Stores had a very successful semi-annual sale in June. Overall for the quarter, the business recorded comparable store sales increases of 15% and a margin improvement, resulting in an operating income increase of 29%.

     Bath & Body Works achieved a 58% sales gain and a 43% increase in operating profits. To date, the business has benefited from continued product introductions, a growing gift business and 241 new stores as compared to last year.

     Victoria's Secret Catalogue steadily gained momentum throughout the first half of the year, achieving record sales and profits. Year-to-date, operating income increased 39%, due to a 10% sales increase and a 2.5% decline in catalogue and related costs, as a percentage of sales, primarily from lower paper costs.

     The Women's businesses in total continued to underperform in the second quarter, principally due to the Express business, which experienced a 24% decrease in comparable store sales. Overall, the Women's businesses reported an 11% decrease in comparable store sales in the second quarter.

     Limited Too had a significant improvement in sales momentum with a 25% comparable store sales gain in the second quarter.

     Abercrombie & Fitch Co. reported a 150% increase in second quarter operating income supported by a 15% comparable store sales increase.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended August 2, 1997 to the comparable 1996 periods:


                                                      Second Quarter                                 Year - to - Date
                                      --------------------------------------------     -------------------------------------------
                                                                          Change                                           Change
                                                                           From                                             From
                                                                           Prior                                            Prior
                                          1997            1996             Year            1997            1996             Year
                                      -----------     ------------     -----------     -----------     ------------     ----------
Net Sales (millions):
Victoria's Secret Stores                    $389             $319             22%            $714             $605            18%
Victoria's Secret Catalogue                  196              176             12%             376              343            10%
Bath & Body Works                            212              134             58%             389              245            59%
Cacique                                       22               21              5%              42               40             5%
Other                                          8                3            167%              10                6            67%
                                      -----------     ------------     -----------     -----------     ------------     ----------
    Total Intimate Brands, Inc.             $827             $653             27%          $1,531           $1,239            24%
                                      -----------     ------------     -----------     -----------     ------------     ----------

Express                                     $246             $317           (22%)            $470             $632          (26%)
Lerner                                       203              225           (10%)             397              446          (11%)
Lane Bryant                                  217              207              5%             421              426           (1%)
Limited Stores                               175              205           (15%)             355              393          (10%)
Henri Bendel                                  17               18            (6%)              43               40             8%
                                      -----------     ------------     -----------     -----------     ------------     ----------
    Total Women's Businesses                $858             $972           (12%)          $1,686           $1,937          (13%)
                                      -----------     ------------     -----------     -----------     ------------     ----------

Structure                                   $152             $146              4%            $279             $269             4%
The Limited Too                               61               48             27%             127               93            37%
Galyan's                                      35               20             75%              66               37            78%
                                      -----------     ------------     -----------     -----------     ------------     ----------
    Total Emerging Businesses               $248             $214             16%            $472             $399            18%
                                      -----------     ------------     -----------     -----------     ------------     ----------

Abercrombie & Fitch                          $87              $57             53%            $161             $109            48%
                                      -----------     ------------     -----------     -----------     ------------     ----------

Total Net Sales                           $2,020           $1,896              7%          $3,850           $3,684             5%
                                      ===========     ============     ===========     ===========     ============     ==========

Operating Income (millions):

Intimate Brands, Inc.                       $107              $87             23%            $168             $136            24%
Women's Businesses                          (69)             (19)          (263%)            (96)             (15)         (540%)
Emerging Businesses                           30               12            150%              43               13           231%
Abercrombie & Fitch                            5                2            150%               7                1           600%
                                      ===========     ============     ===========     ===========     ============     ==========
    Total Operating Income                   $73              $82           (11%)            $122             $135          (10%)
                                      ===========     ============     ===========     ===========     ============     ==========



                                                      Second Quarter                                 Year - to - Date
                                      --------------------------------------------     -------------------------------------------
                                                                          Change                                          Change
                                                                           From                                            From
                                                                           Prior                                           Prior
                                          1997            1996             Year           1997            1996             Year
                                      -----------     ------------     -----------     -----------     ------------     ----------
Increase (decrease) in  comparable
store sales:

Victoria's Secret Stores                     15%               3%                              11%               5%
Bath & Body Works                            16%              11%                              15%              12%
Cacique                                      11%              11%                               8%              15%
                                      -----------     ------------                     -----------     ------------
    Total Intimate Brands, Inc.              15%               5%                              12%               7%
                                      ------------    -------------                    -------------   -------------

Express                                     (24%)             (2%)                            (27%)            (2%)
Lerner                                       (5%)               3%                             (6%)              2%
Lane Bryant                                    5%             (2%)                             (1%)              1%
Limited Stores                              (12%)               9%                             (7%)              8%
Henri Bendel                                (12%)             (8%)                             (4%)              0%
                                      ------------    -------------                    -------------   -------------
    Total Women's Businesses                (11%)               1%                            (12%)              2%
                                      ------------    -------------                    -------------   -------------

Structure                                      1%               7%                               0%              7%
The Limited Too                               25%             (7%)                              30%           (12%)
Galyan's                                       2%               7%     *                         3%              7%     *
                                      ------------    -------------                    -------------   -------------
    Total Emerging Businesses                  6%               6%                               7%              5%
                                      ------------    -------------                    -------------   -------------

Abercrombie & Fitch                           15%              16%                              14%             16%
                                      ------------    -------------                    -------------   -------------

Total comparable store sales
increase (decrease)                            0%               3%                             (2%)              4%
                                      ============    =============                    =============   =============

Retail sales increase
    attributable to new and
    remodeled stores                           7%               8%                               7%              8%

Retail sales per average
    selling square foot                       $64              $62              3%             $122            $121             1%

Retail sales per average
    store (thousands)                        $322             $318              1%             $614            $621           (1%)

Average store size at end of
    quarter (selling square feet)           5,004            5,098            (2%)

Retail selling square feet at end of
quarter (thousands)                        28,474           27,804              2%

Number of Stores:
Beginning of period                         5,629            5,352                            5,633           5,298
    Opened                                     80              128                              151             208
    Closed                                   (19)             (26)                             (94)            (52)
                                      ------------    -------------                    -------------   -------------
End of period                               5,690            5,454                            5,690           5,454
                                      ============    =============                    =============   =============

* Acquired in July 1995 with comparable store sales reporting starting July
1996.



                                                      Number of Stores                          Selling Sq. Ft. (thousands)
                                        -------------------------------------------    -------------------------------------------
                                                                         Change                                        Change
                                         August 2,      August 3,         From           August 2,    August 3,         From
                                           1997           1996         Prior Year          1997         1996         Prior Year
                                        ----------    ------------   --------------    ------------  -----------   ---------------
Victoria's Secret Stores                      757             703               54           3,433        3,195               238
Bath & Body Works                             844             603              241           1,564        1,042               522
Cacique                                       118             120              (2)             363          368               (5)
Penhaligon's                                    -               4              (4)               -            2               (2)
                                        ----------    ------------   --------------    ------------  -----------   ---------------

    Total Intimate Brands, Inc.             1,719           1,430              289           5,360        4,607               753
                                        ----------    ------------   --------------    ------------  -----------   ---------------

Express                                       751             750                1           4,738        4,688                50
Lerner                                        757             814             (57)           5,803        6,225             (422)
Lane Bryant                                   808             825             (17)           3,875        3,954              (79)
Limited Stores                                648             681             (33)           3,891        4,142             (251)
Henri Bendel                                    6               4                2             113           88                25
                                        ----------    ------------   --------------    ------------  -----------   ---------------
    Total Women's Businesses                2,970           3,074            (104)          18,420       19,097             (677)
                                        ----------    ------------   --------------    ------------  -----------   ---------------

Structure                                     543             534                9           2,132        2,067                65
The Limited Too                               310             304                6             973          953                20
Galyan's                                        9               6                3             488          250               238
                                        ----------    ------------   --------------    ------------  -----------   ---------------
    Total Emerging Businesses                 862             844               18           3,593        3,270               323
                                        ----------    ------------   --------------    ------------  -----------   ---------------

Abercrombie & Fitch                           139             106               33           1,101          830               271
                                        ----------    ------------   --------------    ------------  -----------   ---------------

Total Stores and Selling Square Feet        5,690           5,454              236          28,474       27,804               670
                                        ==========    ============   ==============    ============  ===========   ===============

Net Sales
---------
Net sales for the second quarter of 1997 increased 7% over the second quarter of 1996, primarily as a result of the increase in retail sales attributed to new and remodeled stores and catalogue sales as comparable store sale performance was flat. During the second quarter of 1997, the Company opened 80 new stores, remodeled 60 stores and closed 19 stores. Net sales for the twenty-six weeks ended August 2, 1997 increased 5% as compared to the same period in 1996 primarily as a result of new and remodeled stores offset by a 2% decrease in comparable store sales.

Sales at the Intimate Brands' businesses for the second quarter of 1997 increased 27% over the same period last year. This increase was attributable to the net addition of 289 stores, a 15% increase in comparable store sales and a 12% increase in catalogue net sales. Year-to-date Intimate Brands, Inc. sales increased 24% over the same period in 1996, due to the net addition of new and remodeled stores, a 12% increase in comparable store sales, and a 10% increase in catalogue net sales.

Sales at the Women's businesses for the second quarter and year-to-date periods of 1997 decreased 12% and 13%, respectively, compared to the same periods in 1996, primarily due to the 11% and 12% decreases in comparable store sales. A substantial portion of the disappointing sales results in the Women's businesses can be attributed to the Express business which recorded a 24% and 27% decline in comparable store sales for the thirteen and twenty-six week periods ended August 2, 1997.

Sales improved significantly at Limited Too and Abercrombie & Fitch Co. which were bolstered by comparable store sales increases of 25% and 15% for the second quarter 1997 and 30% and 14% for the year-to-date period.

Gross Income
------------

Gross income, expressed as a percentage of sales, increased to 26.7% for the second quarter of 1997 from 26.0% for the second quarter of 1996. The increase was attributable to a 0.5% increase in merchandise margins, expressed as a percentage of sales, and a 0.2% decrease in buying and occupancy costs, also expressed as a percentage of sales. The increase in merchandise margin was attributable to higher initial markup which was partially offset by a higher markdown rate over the comparable period last year.

The 1997 year-to-date gross income percentage increased 0.9% to 27.0% in 1997 from 26.1% for the same period in 1996, which was primarily attributable to higher initial markup partially offset by higher markdowns.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of sales, increased to 23.1% for the second quarter of 1997 as compared to 21.6% for the second quarter of 1996. This increase was attributable to a combination of the increase in IBI businesses in the overall sales mix and the inability to leverage these expenses in the Women's businesses due to poor sales performance. The Intimate Brands expense rate increased 1.3%, resulting primarily from Bath & Body Works which increased from 21% to 26% of total IBI sales. Although Bath & Body Works has a higher gross margin, it also has higher general, administrative and store operating expenses as a percent of sales. In addition, investments made in store staffing for the fragrance portion of Victoria's Secret Stores also contributed to the rate increase.

Year-to-date general, administrative and store operating expenses increased as a percentage of sales to 23.8% in 1997 compared to 22.4% in 1996. This increase was due primarily to the reasons discussed above.

Operating Income
----------------

Second quarter and year-to-date 1997 operating income, expressed as a percentage of sales, were 3.6% and 3.2%, compared to 4.3% and 3.7%, respectively, for 1996. The decrease was due to higher general, administrative and store operating expenses which more than offset the increase in gross income, expressed as a percentage of sales.

Interest Expense
----------------

                                    Second Quarter            Year-to-Date
                                ----------------------   ----------------------
                                   1997        1996         1997        1996
                                ----------  ----------   ----------  ----------
Average Borrowings (millions)       $767         $917         $780        $854
Average Effective Interest Rate    8.49%        8.17%        8.42%       8.26%

Interest expense decreased $2.5 million in the second quarter and year-to-date periods in 1997 from the comparable periods in 1996. In 1996 two subsidiaries of Abercrombie & Fitch borrowed $150 million in July which was repaid in the third quarter of 1996. The Company also experienced slightly lower average borrowings in the second quarter of 1997 versus 1996.

Other Income
------------

The increase in 1997 second quarter and year-to-date other income of $0.3 million and $2.5 million, compared to 1996 second quarter and adjusted proforma year-to-date other income, was due to interest income earned on temporary investments.


FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal working capital requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                              August 2,         February 1,
                                                1997               1997
                                           ------------       ------------
Working Capital                                $533,247           $638,204
                                           ============       ============
Capitalization:
     Long-term debt                            $650,000           $650,000
     Deferred income taxes                      106,755            169,932
     Shareholders' equity                     1,919,961          1,922,582
                                           ------------       ------------
Total Capitalization                         $2,676,716         $2,742,514
                                           ============       ============
Amounts available under
     long-term credit agreements*              $873,879         $1,000,000
                                           ============       ============


* In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $138.9 million for the twenty-six weeks ended August 2, 1997 versus $31.7 million last year. The increase was primarily attributable to an increase in income tax payments and an increase in inventories as merchandise payables, used to fund inventory, remained flat to last year.

Investing activities included capital expenditures, approximately $107 million of which were for new and remodeled stores.

Cash used for financing activities for 1997 reflect an increase in the dividend to $.12 per share from $.10 per share. For 1996, financing activities included $1.615 billion used to repurchase 85 million shares of the Company's common stock.

Capital Expenditures
--------------------

Capital expenditures totaled $212.5 million for the twenty-six weeks ended August 2, 1997, compared to $191.0 million for the same period of 1996. The Company anticipates spending $390 - $410 million for capital expenditures in 1997, of which $240 - $260 million will be for new stores, the remodeling of existing stores and related improvements for the retail businesses.

The Company expects that 1997 capital expenditures will be funded by net cash provided by operating activities.


Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

All forward-looking statements made by the Company involve material risks and uncertainties and are subject to change based on various important factors which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Such factors include, but are not limited to, changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations on appropriate terms, ability to develop new merchandise, ability to hire and train associates, and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                          PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. On April 8, 1997, the United States District Court, Central District of California, unsealed and permitted to be served an amended complaint previously filed in that court against the Company and certain of its subsidiaries by the American Textiles Manufacturers Institute, a textile industry trade association. The amended complaint alleges that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. The amended complaint seeks recovery on behalf of the United States in an unspecified amount. On June 2, 1997, the defendants filed a motion to dismiss the complaint and a motion to transfer the case to the United States District Court for the Southern District of Ohio, Eastern Division. On June 30, 1997, the motion to transfer was granted. The motion to dismiss the amended complaint remains pending. The Company believes the allegations made are without merit and intends to defend the lawsuit vigorously.

           Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 2.    CHANGES IN SECURITIES

      (c)  Recent Sales of Unregistered Securities

           In July 1997, the Company issued 110,345 shares of common stock of The Limited, Inc. to Patrick W. Galyan in settlement of certain contractual obligations. The sale of the common stock was exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits.
           --------

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

       10.     Material Contracts

               10.1 Supplemental Schedule of Directors and Officers who became parties to an Indemnification Agreement.

               10.2 The 1997 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 14, 1997.

               10.3 The Limited, Inc. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

               10.4 The Limited, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

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

                                     THE LIMITED, INC.
                                        (Registrant)



                                     By   /S/ V. Ann Hailey
                                          -----------------
                                          V. Ann Hailey,
                                          Executive Vice President
                                          and Chief Financial Officer*


Date:  September 12, 1997

  -------------------------------------

* Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                  EXHIBIT INDEX
                                  -------------


Exhibit No.      Document
-----------      -----------------------------------
    10.1         Supplemental Schedule of Directors and Officers who became parties to an Indemnification Agreement.

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