Form 10-Q
period 1997-11-01
LIMITED INC
filed 1997-12-15
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                      ----------------------------------

                                 FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 1997
                               ----------------

                                             OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

                         Commission file number 1-8344
                                                ------

                               THE LIMITED, INC.
                      ----------------------------------

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                    31-1029810
-----------------------------------        ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



           THREE LIMITED PARKWAY, P.O. BOX 16000, COLUMBUS, OH 43216
           ---------------------------------------------------------
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE      (614) 415-7000
                                                   -------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.    YES   X       NO
                                          -----        -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


      CLASS A COMMON STOCK                  OUTSTANDING AT NOVEMBER 25, 1997
--------------------------------         --------------------------------------
         $.50 PAR VALUE                            272,491,148 SHARES

                               THE LIMITED, INC.

                               TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION


  ITEM 1. FINANCIAL STATEMENTS
     CONSOLIDATED STATEMENTS OF INCOME
        THIRTEEN AND THIRTY-NINE WEEKS ENDED
            NOVEMBER 1, 1997 AND NOVEMBER 2, 1996..........................3


     CONSOLIDATED BALANCE SHEETS
            NOVEMBER 1, 1997 AND FEBRUARY 1, 1997..........................4


     CONSOLIDATED STATEMENTS OF CASH FLOWS
        THIRTY-NINE WEEKS ENDED
            NOVEMBER 1, 1997 AND NOVEMBER 2, 1996..........................5


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................6


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION.................10


PART II.  OTHER INFORMATION

  ITEM 1. LEGAL PROCEEDINGS...............................................19

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................19

                        PART 1 - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share amounts)
                                  (Unaudited)

                                                     Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                             -----------------------------------       ----------------------------------
                                               November 1,          November 2,         November 1,          November 2,
                                                  1997                 1996                1997                 1996
                                             ---------------      --------------       -------------        -------------
NET SALES                                         $2,070,559          $1,994,986          $5,920,423           $5,678,530

 Cost of Goods Sold, Occupancy and
  Buying Costs                                     1,449,577           1,439,612           4,259,063            4,161,706
                                             ---------------      --------------       -------------        -------------

GROSS INCOME                                         620,982             555,374           1,661,360            1,516,824

 General, Administrative and Store
  Operating Expenses                                (525,750)           (467,024)         (1,443,844)          (1,293,096)

 Special and Nonrecurring Items, Net                  62,785                   -              62,785                    -
                                             ---------------      --------------       -------------        -------------

OPERATING INCOME                                     158,017              88,350             280,301              223,728

 Interest Expense                                    (17,925)            (20,621)            (50,744)             (55,902)

 Other Income                                          6,221               6,791              21,876               30,445

 Minority Interest                                    (7,631)             (4,574)            (23,910)             (17,023)

 Gain in Connection with Initial
   Public Offerings                                        -             118,567               8,606              118,567
                                             ---------------      --------------       -------------        -------------

INCOME BEFORE INCOME TAXES                           138,682             188,513             236,129              299,815

 Provision for Income Taxes                           59,000              29,000             104,000               79,000
                                             ---------------      --------------       -------------        -------------

NET INCOME                                           $79,682            $159,513            $132,129             $220,815
                                             ===============      ==============       =============        =============

NET INCOME PER SHARE                                    $.29                $.59                $.48                 $.78
                                             ===============      ==============       =============        =============

DIVIDENDS PER SHARE                                     $.12                $.10                $.36                 $.30
                                             ===============      ==============       =============        =============

WEIGHTED AVERAGE SHARES OUTSTANDING                  275,519             271,728             273,737              284,765
                                             ===============      ==============       =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)

                                                 November 1,     February 1,
                                                    1997            1997
                                                 -----------     -----------
                              ASSETS             (Unaudited)
                              ------
CURRENT ASSETS:
 Cash and Equivalents                                $37,046        $312,796
 Accounts Receivable                                 113,356          69,337
 Inventories                                       1,442,866       1,007,303
 Store Supplies                                       97,398          90,400
 Other                                                99,412          65,261
                                                 -----------     -----------
TOTAL CURRENT ASSETS                               1,790,078       1,545,097

PROPERTY AND EQUIPMENT, NET                        1,728,069       1,828,869
RESTRICTED CASH                                      351,600         351,600
OTHER ASSETS                                         367,687         394,436
                                                 -----------     -----------

TOTAL ASSETS                                      $4,237,434      $4,120,002
                                                 ===========     ===========


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
 Accounts Payable                                   $432,765        $307,841
 Accrued Expenses                                    481,697         481,744
 Commercial Paper                                    101,269               -
 Income Taxes Payable                                 14,161         117,308
                                                 -----------     -----------
TOTAL CURRENT LIABILITIES                          1,029,892         906,893

LONG-TERM DEBT                                       650,000         650,000
DEFERRED INCOME TAXES                                 91,741         169,932
OTHER LONG-TERM LIABILITIES                           54,833          51,659
MINORITY INTEREST                                     74,455          67,336
CONTINGENT STOCK REDEMPTION AGREEMENT                351,600         351,600

SHAREHOLDERS' EQUITY:
 Common Stock                                        180,352         180,352
 Paid-in Capital                                     148,790         142,860
 Retained Earnings                                 3,560,602       3,526,256
                                                 -----------     -----------
                                                   3,889,744       3,849,468

 Less Treasury Stock, at Average Cost             (1,904,831)     (1,926,886)
                                                 -----------     -----------
TOTAL SHAREHOLDERS' EQUITY                         1,984,913       1,922,582
                                                 -----------     -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $4,237,434      $4,120,002
                                                 ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)
                                  (Unaudited)

                                                                                              Thirty-nine Weeks Ended
                                                                                        -----------------------------------
                                                                                          November 1,          November 2,
                                                                                             1997                 1996
                                                                                        --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                                  $132,129             $220,815

  Impact of Other Operating Activities on Cash Flows:
     Gain in connection with Initial Public Offerings                                           (5,606)            (118,567)
     Special and Nonrecurring Items, Net                                                       (37,785)                   -
     Depreciation and Amortization                                                             226,578              216,086
     Minority Interest, Net of Dividends Paid                                                    7,119                1,185
     Changes in Assets and Liabilities:
       Accounts Receivable                                                                     (44,019)             (26,905)
       Inventories                                                                            (435,563)            (402,142)
       Accounts Payable and Accrued Expenses                                                   124,877              197,297
       Income Taxes                                                                           (209,338)             (99,810)
       Other Assets and Liabilities                                                            (34,240)             (66,164)
                                                                                        --------------       --------------

NET CASH USED FOR OPERATING ACTIVITIES                                                        (275,848)             (78,205)
                                                                                        --------------       --------------

INVESTING ACTIVITIES:
  Capital Expenditures                                                                        (296,363)            (319,834)
  Net Proceeds from Sale of Property and Related Assets                                        156,731                    -
  Net Proceeds from Partial Sale of Interest in Equity Investee                                108,259                    -
                                                                                        --------------       --------------
NET CASH USED FOR INVESTING ACTIVITIES                                                         (31,373)            (319,834)
                                                                                        --------------       --------------

FINANCING ACTIVITIES:
  Net Proceeds from Commercial Paper and Other Short-term Borrowings                           101,269              346,900
  Proceeds from Notes Payable                                                                        -              150,000
  Repayment of Notes Payable                                                                         -             (120,267)
  Net Proceeds from Sale of Subsidiary Stock                                                         -              118,567
  Dividends Paid                                                                               (97,783)             (81,257)
  Purchase of Treasury Stock                                                                         -           (1,615,000)
  Stock Options and Other                                                                       27,985               10,040
                                                                                        --------------       --------------

NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                                          31,471           (1,191,017)
                                                                                        --------------       --------------

NET DECREASE IN CASH AND EQUIVALENTS                                                          (275,750)          (1,589,056)
  Cash and Equivalents, Beginning of Year                                                      312,796            1,645,731
                                                                                        --------------       --------------

CASH AND EQUIVALENTS, END OF PERIOD                                                            $37,046              $56,675
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

     Investments in other entities (including joint ventures) where the Company has the ability to significantly influence operating and financial policies are accounted for on the equity method.

     The consolidated financial statements as of November 1, 1997 and for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1996 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of November 1, 1997 and for the thirteen and thirty-nine week periods ended November 1, 1997 and November 2, 1996 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.   ADOPTION OF ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."
                                                        ------------------
     The Company will adopt the requirements for earnings per share in the fourth quarter of 1997, the effect of which will not be material to the Company's consolidated financial statements.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):


                                                    November 1,     February 1,
                                                        1997            1997
                                                    -----------     -----------
Property and equipment, at cost                     $ 3,291,774     $ 3,290,244

Accumulated depreciation and
 amortization                                        (1,563,705)     (1,461,375)
                                                    -----------     -----------

Property and equipment, net                         $ 1,728,069     $ 1,828,869
                                                    ===========     ===========

5.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended November 1, 1997 and November 2, 1996 approximated $285.3 million and $163.1 million.

     The Internal Revenue Service has assessed the Company for additional taxes and interest for years 1992 - 1994 that relate to the treatment of transactions involving the Company's foreign operations. The Company strongly disagrees with the assessment and is vigorously contesting the matter. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

6.   FINANCING ARRANGEMENTS

     Unsecured long-term debt consisted of (thousands):

                                                      November 1,       February 1,
                                                         1997              1997
                                                      -----------      ------------
7 1/2% Debentures due March 2023                         $250,000          $250,000
7 4/5% Notes due May 2002                                 150,000           150,000
9 1/8% Notes due February 2001                            150,000           150,000
8 7/8% Notes due August 1999                              100,000           100,000
                                                      -----------      ------------
                                                         $650,000          $650,000
                                                      ===========      ============

     The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"). Borrowings outstanding under the Agreement are due September 28, 2002. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on the second and fourth anniversaries of the effective date (September 29, 1997), subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 0.1% of the committed amount per annum. The Agreement contains covenants relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement at November 1, 1997.

     The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. Commercial paper outstanding at November 1, 1997 was $101.3 million.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     Interest paid during the thirty-nine weeks ended November 1, 1997 and November 2, 1996 approximated $59.1 million and $53.1 million.

7.   SELF-TENDER OFFER

     On March 17, 1996, the Company completed the repurchase for $1.615 billion or $19 per share of 85 million shares of its common stock under a self-tender offer.

8. GAIN IN CONNECTION WITH INITIAL PUBLIC OFFERINGS AND SPECIAL AND NONRECURRING ITEMS

     During the first quarter of 1997, the Company recognized a pre-tax gain of $8.6 million in connection with the initial public offering ("IPO") of Brylane, Inc., a 26% owned (post IPO) specialty catalogue retailer. During the third quarter of 1997, the Company recognized a net $62.8 million pre-tax gain related to the sale of approximately one-half of its investment in Brylane, partially offset by valuation adjustments on certain investments where the carrying values are permanently impaired.

     During September 1996, the Company recognized a $118.6 million nontaxable gain that resulted from the initial public offering of 15.8% of the stock (8.05 million shares) of Abercrombie & Fitch ("A & F").

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Audit Committee of
 The Board of Directors of
 The Limited, Inc.


We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at November 1, 1997, and the related condensed consolidated statements of income and cash flows for the thirteen-week and thirty-nine-week periods ended November 1, 1997 and November 2, 1996. These financial statements are the responsibility of the Company's management.

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



Columbus, Ohio
November 17, 1997

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

During the first quarter of 1996, the Company repurchased 85 million of its common shares via a self-tender consummated effective March 17, 1996. Accordingly, to aid in the analysis of the thirty-nine weeks ended November 1, 1997 as compared to 1996, certain pro forma adjustments, including the tax impact, have been made to the 1996 results as follows: 1) weighted average shares outstanding have been reduced to reflect the 85 million share repurchase as if it occurred at the beginning of 1996; and 2) the 1996 year-to-date income statement has been adjusted to remove $10.5 million in interest income earned on the temporary investment of the proceeds from the Intimate Brands, Inc. ("IBI") and WFNNB Fall 1995 transactions that were used to consummate the self-tender. The adjusted pro forma summary income information is presented below.

                                                  Thirteen Weeks Ended                       Thirty-nine Weeks Ended
                                        --------------------------------------        -----------------------------------
                                                                                                             Adjusted
                                                                                                             Pro Forma
                                          November 1,             November 2,           November 1,          November 2,
                                             1997                    1996                  1997                 1996
                                        --------------          --------------        ---------------       -------------
Operating Income                              $158,017                 $88,350               $280,301            $223,728

Interest Expense                               (17,925)                (20,621)               (50,744)            (55,902)

Other Income                                     6,221                   6,791                 21,876              19,945   (a)

Minority Interest                               (7,631)                 (4,574)               (23,910)            (17,023)

Gain in Connection with Initial
 Public Offerings                                    -                 118,567                  8,606             118,567
                                        --------------          --------------        ---------------       -------------

Income before Income Taxes                     138,682                 188,513                236,129             289,315

Provision for Income Taxes                      59,000                  29,000                104,000              75,000   (b)
                                        --------------          --------------        ---------------       -------------

Net Income                                     $79,682                $159,513               $132,129            $214,315
                                        ==============          ==============        ===============       =============

Net Income per Share                              $.29                    $.59                   $.48                $.79
                                        ==============          ==============        ===============       =============

Net Income per Share, Excluding
 Special and Nonrecurring Items
   and Gain in Connection with IPO                $.15                    $.15                   $.32                $.35   (c)
                                        ==============          ==============        ===============       =============

Weighted Average Shares
 Outstanding                                   275,519                 271,728                273,737             271,709   (c)
                                        ==============          ==============        ===============       =============

(a) Reduced 1996 interest income by $10.5 million derived from the temporary investment of the proceeds from the IBI and WFNNB Fall 1995 transactions that were used to consummate the self-tender.

(b) Adjusted taxes for effect of $10.5 million pro forma adjustment to interest income.

(c) Adjusted net income per share and weighted average shares outstanding for the impact of the self-tender for 85 million shares effective March 17, 1996 as if it were consummated at the beginning of 1996.

Net sales for the third quarter of 1997 grew 4% to $2.071 billion from $1.995 billion a year ago. Operating income, excluding special and nonrecurring items in 1997 increased 8% to $95.2 million compared to operating income of $88.4 million for 1996. Net income, excluding special and nonrecurring items and the gain in connection with the IPO of Abercrombie & Fitch in 1996 increased 2% for the quarter in 1997 to $41.9 million compared to net income of $40.9 million for 1996.

Sales for the thirty-nine weeks ended November 1, 1997 increased 4% to $5.920 billion compared to $5.679 billion in 1996. Excluding special and nonrecurring items in 1997 and the gains in connection with the IPOs of Abercrombie & Fitch and Brylane (see Note 8) net income decreased 7% to $88.7 million from adjusted pro forma 1996 net income of $95.7 million (earnings per share were $.32 compared to 1996 adjusted pro forma earnings per share of $.35).

Business highlights include the following:


  Victoria's Secret Stores recorded a sales increase of 9%, while operating income increased 12%. Sales and profits were driven by the successful new `Angels' lingerie line, the continuing growth of Victoria's Secret Bath & Fragrance, and a strategy of fewer price promotions.

  Bath & Body Works recorded a comparable store sales increase of 9%, with 23% more stores than last year. Total sales grew 37% while operating earnings increased 25%. The third quarter was highlighted by greater than anticipated demand for two new product lines, Face Care and the White Barn Home Fragrance Collection.

  Victoria's Secret Catalogue continued to enjoy good momentum, with operating profits up 27% on an 8% sales increase. The profit increase resulted primarily from stronger merchandise margins.

  Abercrombie & Fitch continued their record 1997 performance with third quarter comparable sales growth of 25%, up from 1997's strong first half results of 14% comparable sales growth. Operating income doubled in the third quarter compared to last year.

  The performance of the Women's businesses offset the majority of the gains in the Intimate Brands and Abercrombie & Fitch businesses, as comparable store sales performance deteriorated to -8%, with an operating loss of approximately $4 million.

  During the third quarter the Company completed the sale of its interest in the Newport Office Tower in Jersey City, New Jersey for net proceeds of $156.7 million. The Company also sold approximately 2.4 million shares of Brylane stock in a secondary public offering and related share repurchase realizing cash proceeds of approximately $108 million.

Financial Summary
-----------------

The following summarized financial and statistical data compares the third quarter and year-to-date periods ended November 1, 1997 to the comparable 1996 periods:


                                                       Third Quarter                             Year - to - Date
                                         --------------------------------------      ---------------------------------------
                                                                         Change                                      Change
                                                                          From                                        From
                                                                          Prior                                       Prior
                                             1997          1996           Year         1997           1996            Year
                                         ----------     ---------      ---------     ---------      ---------       ---------
Net Sales (millions):

Victoria's Secret Stores                  $   332       $   304              9%       $ 1,046        $   910             15%
Victoria's Secret Catalogue                   143           133              8%           519            476              9%
Bath & Body Works                             182           133             37%           572            378             51%
Cacique                                        22            20             10%            64             59              8%
Other                                          11             7             57%            20             13             54%
                                         ----------     ---------      ---------     ---------      ---------       ---------
   Total Intimate Brands, Inc.                690           597             16%         2,221          1,836             21%
                                         ----------     ---------      ---------     ---------      ---------       ---------

Express                                       315           350            (10%)          785            982            (20%)
Lerner                                        231           257            (10%)          629            703            (11%)
Lane Bryant                                   218           220             (1%)          639            646             (1%)
Limited Stores                                177           211            (16%)          532            604            (12%)
Henri Bendel                                   20            26            (23%)           63             66             (5%)
                                         ----------     ---------      ---------     ---------      ---------       ---------
 Total Women's Businesses                     961         1,064            (10%)        2,648          3,001            (12%)
                                         ----------     ---------      ---------     ---------      ---------       ---------

Structure                                     143           149             (4%)          423            417              1%
The Limited Too                                86            73             18%           213            166             28%
Galyan's                                       34            20             70%           100             57             75%
Other                                           8             4            100%             6              6               -
                                         ----------     ---------      ---------     ---------      ---------       ---------
 Total Emerging Businesses                    271           246             10%           742            646             15%
                                         ----------     ---------      ---------     ---------      ---------       ---------

Abercrombie & Fitch                           149            88             69%           309            196             58%
                                         ----------     ---------      ---------     ---------      ---------       ---------

Total Net Sales                           $ 2,071       $ 1,995              4%       $ 5,920        $ 5,679              4%
                                         ==========     =========      =========     =========      =========       =========

Operating Income (millions):

Intimate Brands, Inc.                     $    66       $    53             25%       $   233        $   189             23%
Women's Businesses                             (4)           22              NM           (99)             7              NM
Emerging Businesses                            15             4            275%            59             17            247%
Abercrombie & Fitch                            18             9            100%            25             11            127%
                                         ----------     ---------      ---------     ---------      ---------       ---------
 Total Operating Income*                  $    95       $    88              8%       $   218        $   224             (3%)
                                         ==========     =========      =========     =========      =========       =========

* Excludes $62.8 million in special and nonrecurring items in the third quarter of 1997.

                                                  Third quarter                         Year - to - Date
                                       ----------------------------------      ----------------------------------
                                                                 Change                                  Change
                                                                  From                                    From
                                                                  Prior                                   Prior
                                          1997        1996        Year            1997        1996        Year
                                       ----------  ----------  ----------      ----------  ----------  ----------
Increase (decrease) in
 comparable store sales:

Victoria's Secret Stores                    3%         6%                            9%        6%
Bath & Body Works                           9%         2%                           13%        8%
Cacique                                    16%         0%                           11%        9%
                                       ----------  ----------                  ----------  ----------
 Total Intimate Brands, Inc.                5%         5%                           10%        6%
                                       ----------  ----------                  ----------  ----------

Express                                   (11%)       (7%)                         (21%)      (3%)
Lerner                                     (6%)       18%                           (6%)       8%
Lane Bryant                                (1%)        0%                           (1%)       1%
Limited Stores                            (13%)        0%                           (9%)       5%
Henri Bendel                              (23%)       (6%)                         (11%)      (2%)
                                       ----------  ----------                  ----------  ----------
 Total Women's Businesses                  (8%)        2%                          (11%)       2%
                                       ----------  ----------                  ----------  ----------

Structure                                  (6%)        6%                           (2%)       7%
The Limited Too                            15%        13%                           23%       (2%)
Galyan's                                    4%        16%                            4%       13%   *
                                       ----------  ----------                  ----------  ----------
 Total Emerging Businesses                  1%         8%                            5%        5%
                                       ----------  ----------                  ----------  ----------

Abercrombie & Fitch                        25%        19%                           19%       17%
                                       ----------  ----------                  ----------  ----------

Total comparable store sales
 increase (decrease)                       (2%)        4%                           (2%)       4%
                                       ==========  ==========                  ==========  ==========

Retail Sales Excluding Catalogue and Other:

Retail sales increase
 attributable to new and
 remodeled stores                           5%         7%                            6%        8%

Retail sales per average
 selling square foot                    $66.51     $65.69         1%            $187.50   $185.35         1%

Retail sales per average
 store (thousands)                        $332       $333          -               $941      $947        (1%)

Average store size at end of
 quarter (selling square feet)           4,993      5,055        (1%)

Retail selling square feet at
 end of quarter (thousands)             28,931     28,589         1%

Number of Stores:

Beginning of period                      5,690      5,454                         5,633     5,298
 Opened                                    129        213                           280       421
 Closed                                    (25)       (11)                         (119)      (63)
                                       ----------  ----------                  ----------  ----------
End of period                            5,794      5,656                         5,794     5,656
                                       ==========  ==========                  ==========  ==========

*  Acquired in July 1995 with comparable store sales reporting starting July
    1996.


                                                     Number of Stores                    Selling Sq. Ft. (thousands)
                                        ---------------------------------------    --------------------------------------
                                                                        Change                                    Change
                                                                         From                                      From
                                           Nov. 1,       Nov. 2,         Prior        Nov. 1,       Nov. 2,        Prior
                                            1997          1996           Year          1997          1996          Year
                                        ----------    ----------     ----------    ----------    ----------     ---------
Victoria's Secret Stores                     784           726            58          3,533         3,282           251
Bath & Body Works                            906           737           169          1,728         1,313           415
Cacique                                      118           121            (3)           363           371            (8)
Penhaligon's                                   -             4            (4)             -             2            (2)
                                        ----------    ----------     ----------    ----------    ----------     ---------
 Total Intimate Brands, Inc.               1,808         1,588           220          5,624         4,968           656
                                        ----------    ----------     ----------    ----------    ----------     ---------

Express                                      755           758            (3)         4,764         4,752            12
Lerner New York                              753           811           (58)         5,743         6,168          (425)
Lane Bryant                                  807           830           (23)         3,869         3,982          (113)
Limited Stores                               648           683           (35)         3,874         4,099          (225)
Henri Bendel                                   6             6             -            113           113             -
                                        ----------    ----------     ----------    ----------    ----------     ---------
 Total Women's Businesses                  2,969         3,088          (119)        18,363        19,114          (751)
                                        ----------    ----------     ----------    ----------    ----------     ---------

Structure                                    546           543             3          2,149         2,116            33
The Limited Too                              311           309             2            976           969             7
Galyan's                                      11             9             2            641           488           153
                                        ----------    ----------     ----------    ----------    ----------     ---------
 Total Emerging Businesses                   868           861             7          3,766         3,573           193
                                        ----------    ----------     ----------    ----------    ----------     ---------

Abercrombie & Fitch                          149           119            30          1,178           934           244
                                        ----------    ----------     ----------    ----------    ----------     ---------

Total Stores and Selling
 Square Feet                               5,794         5,656           138         28,931        28,589           342
                                        ==========    ==========     ==========    ==========    ==========     =========


Net Sales
---------

Net sales for the third quarter of 1997 increased 4% over the third quarter of 1996, primarily as a result of sales attributed to new and remodeled stores and an 8% increase in catalogue sales which were partially offset by a 2% decrease in comparable store sales. During the third quarter of 1997, the Company opened 129 new stores, remodeled 87 stores and closed 25 stores. Net sales for the thirty-nine weeks ended November 1, 1997 increased 4% as compared to the same period in 1996 primarily as a result of new and remodeled stores and a 9% increase in catalogue sales which were partially offset by a 2% decrease in comparable store sales.

Sales at Intimate Brands, Inc. for the third quarter of 1997 increased 16% over the same period last year. This increase was attributable to the net addition of 220 stores, a 5% increase in comparable store sales and an 8% increase in catalogue net sales. Year-to-date Intimate Brands, Inc. sales increased 21% over the same period in 1996, due to the net addition of new and remodeled stores, a 10% increase in comparable store sales, and a 9% increase in catalogue net sales.

Sales at the Women's businesses for the third quarter and year-to-date periods of 1997 decreased 10% and 12%, respectively, compared to the same periods in 1996, primarily due to decreases in comparable store sales of 8% and 11%. A substantial portion of the disappointing year-to-date sales results in the Women's businesses can be attributed to the Express business, which recorded a 27% decline in comparable store sales for the first 26 weeks of 1997. The Express business showed improvement during the third quarter by reducing its decline in comparable store sales to 11%.

Sales improved significantly at Abercrombie & Fitch bolstered by comparable store sales increases of 25% for the third quarter 1997 and 19% for the year-to-date period.

Gross Income
------------

Gross income, expressed as a percentage of sales, increased to 30.0% for the third quarter of 1997 from 27.8% for the third quarter of 1996. The increase was attributable to a 2.4% increase in merchandise margins, expressed as a percentage of sales, partially offset by a 0.2% increase in buying and occupancy costs, also expressed as a percentage of sales. The increase in merchandise margin was primarily attributable to higher initial markup and a decrease in the markdown rate.

The 1997 year-to-date gross income percentage increased 1.4% to 28.1% in 1997 from 26.7% for the same period in 1996, primarily attributable to higher initial markup partially offset by slightly higher markdowns.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of sales, increased to 25.4% for the third quarter of 1997 as compared to 23.4% for the third quarter of 1996. This increase was attributable to a combination of the increase of Intimate Brands businesses in the overall sales mix and the Women's businesses inability to leverage these expenses due to poor sales performance.

The Intimate Brands expense rate increased 3.0% to 26.6%, expressed as a percentage of sales. The increase in the Intimate Brands expense rate was primarily due to three factors: the growth of Bath & Body Works net sales as a percentage of total Intimate Brands sales, the investments made in store staffing and management for the personal care portion of the business at Victoria's Secret Stores and the investment in advertising for brand development for Victoria's Secret. Bath & Body Works has higher than company average general, administrative and store operating expenses due to their emphasis on point-of-sale marketing and in-store staffing. Intimate Brands believes that continued strong growth of Bath & Body Works as a percentage of total Intimate Brands sales may cause these costs to continue to increase, expressed as a percentage of total Intimate Brands sales.

Year-to-date general, administrative and store operating expenses increased as a percentage of sales to 24.4% in 1997 from 22.8% in 1996. This increase was due primarily to the reasons discussed above. The Intimate Brands expense rate increased 2.1% to 23.7%, expressed as a percentage of sales, primarily for the reasons discussed above.

Operating Income
----------------

Third quarter and year-to-date 1997 operating income excluding the $62.8 million in special and nonrecurring items, expressed as a percentage of sales, were 4.6% and 3.7%, compared to 4.4% and 3.9%, respectively, for 1996. The third quarter increase resulted from a slightly higher increase in gross income as compared to the increase in general, administrative and store operating expenses. The year-to-date decrease was due to a slightly higher increase in general, administrative and store operating expenses than the increase in gross income, expressed as a percentage of sales.

Special and nonrecurring items included in third quarter operating income related to the sale of approximately one-half of the Company's investment in Brylane partially offset by valuation adjustments on certain investments where the carrying values are permanently impaired.

Interest Expense
----------------


                                            Third Quarter               Year-to-Date
                                      -----------------------     -----------------------
                                         1997         1996            1997        1996
                                      ----------   ----------     ----------   ----------
Average Borrowings (millions)            $891        $1,110          $817         $939
Average Effective Interest Rate         8.05%         7.43%         8.28%        7.94%

Interest expense decreased $2.7 million in the third quarter and $5.2 million year-to-date from the comparable periods in 1996, principally due to lower average borrowings in 1997 versus 1996, partially offset by slightly higher interest rates.

Other Income
------------

The decrease in 1997 year-to-date other income of $8.6 million compared to 1996, was due to interest income earned on the temporary investment of the proceeds from the Intimate Brands and WFNNB Fall 1995 transactions that were used to consummate the March 17, 1996 self-tender.

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


                                              November 1,    February 1,
                                                 1997           1997
                                              -----------    -----------
Working Capital                                $  760,186     $  638,204
                                              ===========    ===========

Capitalization:
  Long-term debt                               $  650,000     $  650,000
  Shareholders' equity                          1,984,913      1,922,582
                                              -----------    -----------

Total Capitalization                           $2,634,913     $2,572,582
                                              ===========    ===========

Debt-to-equity ratio                                 32.7%          33.8%
                                              ===========    ===========
Amounts available under
  long-term credit agreements *                $  898,731     $1,000,000
                                              ===========    ===========


* In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.


Net cash used for operating activities was $275.8 million for the thirty-nine weeks ended November 1, 1997 versus $78.2 million last year. The increase in cash used for operating activities was primarily attributable to an increase in income tax payments and an increase in inventories as merchandise payables, used to fund inventory purchases, were slightly below last year's level at the end of the third quarter.

Investing activities included capital expenditures, approximately $156.5 million of which were for new and remodeled stores. Investing activities also included $108.3 million of net proceeds from the third quarter sale of slightly less than one-half of the Company's investment in Brylane and $156.7 million in net proceeds from the sale of the Newport Tower, an office building in Jersey City, New Jersey.

Cash used for financing activities for 1997 reflects an increase in the dividend to $.12 per share from $.10 per share. For 1996, financing activities included $1.615 billion used to repurchase 85 million shares of the Company's common stock. Additionally, 1996 financing activities include proceeds from and the partial repayment of $150 million in short-term debt borrowed by A&F and net proceeds of $118.6 million from A&F's initial public offering.

Capital Expenditures
--------------------

Capital expenditures totaled $296.4 million for the thirty-nine weeks ended November 1, 1997, compared to $319.8 million for the same period of 1996. The Company anticipates spending $400 - $420 million for capital expenditures in 1997, of which $230 - $250 million will be for new stores, the remodeling of existing stores and related improvements for the retail businesses.

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

        On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint previously transferred to that court by the United States District Court, Central District of California. The amended complaint, which had been filed against the Company and certain of its subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association, alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The Company is vigorously opposing these motions.

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

        4.8 Credit Agreement dated as of September 25, 1997 among the Company, Morgan Guaranty Trust Company of New York and the banks listed therein.

  10.  Material Contracts.

       10.1 The 1997 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 14, 1997.

       10.2 The Limited, Inc. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

       10.3 The Limited, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

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

                                    THE LIMITED, INC.
                                      (Registrant)


                                    By  /S/ V. Ann Hailey
                                        ------------------
                                        V. Ann Hailey,
                                        Executive Vice President
                                        and Chief Financial Officer*


Date:  December 15, 1997

   -------------------------------------

* Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Document
-----------     --------------------------------

   4.8 Credit Agreement dated as of September 25, 1997 among the Company, Morgan Guaranty Trust Company of New York and the banks listed therein.

   11     Statement re: Computation of Per Share Earnings.

   12     Statement re: Ratio of Earnings to Fixed Charges.

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

   27     Financial Data Schedule.