Form 10-K
period 1998-01-31
LIMITED INC
filed 1998-04-29
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  ___________

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the fiscal year ended January 31, 1998
                               ----------------

                                 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to ______________


                         Commission file number 1-8344
                                                ------

                               THE LIMITED, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                                31-1029810
------------------------                                ------------------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                             Identification No.)

Three Limited Parkway, P.O. Box 16000, Columbus, Ohio             43216
-----------------------------------------------------           --------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (614) 415-7000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class               Name of each exchange on which registered
     ----------------------            -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of April 17, 1998: $8,537,190,501.

Number of shares outstanding of the registrant's Common Stock as of April 17, 1998: 274,287,245.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report to shareholders for the fiscal year ended January 31, 1998 are incorporated by reference into Part I, Part II and
Part IV, and portions of the registrant's proxy statement for the Annual
Meeting of Shareholders scheduled for May 18, 1998 are incorporated by reference into Part III.

                                    PART I

ITEM 1.   BUSINESS.

General.

The Limited, Inc., a Delaware corporation (including its subsidiaries, the "Company"), is principally engaged in the purchase, distribution and sale of women's apparel, lingerie, men's apparel, personal care products, children's apparel and a wide variety of sporting goods. The Company operates an integrated distribution system which supports its retail activities. These activities are conducted under various trade names through the retail stores and catalogue businesses of the Company. Merchandise is targeted to appeal to customers in various market segments that have distinctive consumer characteristics.

Description of Operations.

General.
-------

As of January 31, 1998, the Company owned the following businesses: (1) Intimate Brands, Inc. ("IBI") (a corporation in which the Company holds an 83% interest) which consists of a retail lingerie business, a catalogue lingerie and women's apparel business (Victoria's Secret Catalogue), and a personal care business,
(2) Abercrombie & Fitch Co. (a corporation in which the Company holds an 84% interest), a men's and women's apparel business, (3) five women's retail apparel businesses, and (4) the "Emerging" businesses which consist of a men's apparel business, a children's apparel business and a sporting goods business. The following chart reflects the retail businesses and the number of stores in operation for each business at January 31, 1998 and February 1, 1997.

                                         NUMBER OF STORES
RETAIL BUSINESSES                   --------------------------
-----------------
                                    January 31,     February 1,
                                       1998             1997
                                   ------------     ----------
Women's
-------
  Express                              753               753
  Lerner New York                      746               784
  Lane Bryant                          773               832
  The Limited                          629               663
  Henri Bendel                           6                 6
                                    ----------      ------------
     Total Women's                   2,907             3,038

Emerging
--------
  Structure                            544               542
  The Limited Too                      312               308
  Galyan's Trading Co.                  11                 9
                                   ----------      -------------
     Total Emerging                    867               859

Intimate Brands, Inc.
---------------------
  Victoria's Secret Stores             789               736
  Bath & Body Works                    921               750
  Cacique /**/                           -               119
  Penhaligon's/*/                        -                 4
                                   ----------      -------------
     Total Intimate Brands, Inc.     1,710             1,609

Abercrombie & Fitch Co./***/           156               127
----------------------             ----------      -------------
     Total                           5,640             5,633
                                   ==========      =============


/*/    - Penhaligon's was sold in April 1997.
/**/   - Cacique was closed in January 1998.
/***/ - The Company expects to commence an offer of its A&F shares in exchange for Limited common stock pursuant to which A&F will become an independent public company.

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

                      Beginning                                          End of
     Fiscal Year      of Year       Acquired      Opened       Closed     Year
     -----------     -----------   -----------  ----------  ----------- --------
       1993             4,425           -           322        (124)      4,623
       1994             4,623           -           358        (114)      4,867
       1995             4,867           6           504         (79)      5,298
       1996             5,298           -           470        (135)      5,633
       1997             5,633           -           315        (308)      5,640

The Company also owns Mast Industries, Inc., a contract manufacturer and apparel importer, and Gryphon Development, Inc. ("Gryphon") which is a subsidiary of IBI. Gryphon creates, develops and contract manufactures a substantial portion of the bath and personal care products sold by the Company.

During fiscal year 1997, the Company purchased merchandise from approximately 7,800 suppliers and factories located throughout the world. In addition to purchases through Mast and Gryphon, the Company purchased merchandise in foreign markets, with additional merchandise purchased in the domestic market, some of which is manufactured overseas. No more than 5% of goods purchased originated from any single manufacturer.

Most of the merchandise and related materials for the Company's stores is shipped to the Company's distribution centers in the Columbus, Ohio area. The Company uses common and contract carriers to distribute merchandise and related materials to its stores. The Company's businesses generally have independent distribution capabilities and no business receives priority over any other business. There are no distribution channels between the retail businesses.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers a full selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns as required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the Fall and Christmas holiday selling periods. During fiscal year 1997, the highest inventory level was $1.524 billion at the November 1997 month-end and the lowest inventory level was $990 million at the December 1997 month-end.

Merchandise sales are paid for in cash, by personal check, and with credit cards issued by third parties or credit cards issued by the Company's credit card processing venture, Alliance Data Systems ("ADS"), for customers of Express, Lerner New York, Lane Bryant, Limited, Henri Bendel, Victoria's Secret Stores, Victoria's Secret Catalogue, Structure and Abercrombie & Fitch. ADS was formed in part from World Financial Network National Bank ("WFNNB"), a wholly-owned subsidiary of the Company prior to January 1996. At that time, a 60% interest was sold to a New York investment firm, resulting in the formation of ADS, a venture that provides private-label and bank card transaction processing and database management services to retailers, including the Company's private-label credit card operations. Further information regarding this transaction is contained in Note 3 of the Notes to Consolidated Financial Statements included in The Limited, Inc., 1997 Annual Report to Shareholders, portions of which are annexed hereto as Exhibit 13 (the "1997 Annual Report") and is incorporated herein by reference.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of each of the Company's operating businesses, including their respective target markets.

Intimate Brands, Inc. - is a leading specialty retailer of intimate apparel and
---------------------
personal care products, operating primarily under its Victoria's Secret and Bath & Body Works brand names. Under the Victoria's Secret name, The Limited is the leading mall-based specialty retailer of women's intimate apparel and related products and a leading catalogue retailer of intimate and other women's apparel. Victoria's Secret operates over 780 stores nationwide and in 1997 mailed approximately 425 million catalogues. Under the Bath & Body Works name, The Limited is the leading mall-based specialty retailer of personal care products. Launched in 1990, Bath & Body Works operates over 920 stores nationwide. Intimate Brands had net sales of $3.6 billion in 1997.

Express - is a leading specialty retailer of women's sportswear and accessories.
-------
Express' strategy is to offer, under the Express brand, an exciting collection of quality sportswear designed to appeal to a broad range of young-minded, spirited women looking for the latest in current fashion. Launched in 1980, Express had net sales of approximately $1.2 billion in 1997 and operated 753 stores in 48 states.

Lerner New York - is a leading mall-based specialty store retailer of value
---------------
priced women's apparel. The business's repositioned merchandising strategy is to be the leading fashion-at-a-value women's specialty retailer offering its customer a fashion-coordinated flexible wardrobe at opening price points. Originally founded in 1918, Lerner New York was purchased by The Limited in 1985. Lerner New York had net sales of approximately $946 million in 1997 and operated 746 stores in 45 states.

Lane Bryant - is the leading specialty store retailer of large-size women's
-----------
apparel. The business targets fashion-conscious women who are seeking moderately-priced clothing in sizes 14-28. Originally founded in 1900, Lane Bryant was acquired by The Limited in 1982. The business had net sales of approximately $907 million in 1997 and operated 773 stores in 46 states.

Limited - is one of the oldest and largest mall-based specialty store retailers.
--------
In early 1995, the business repositioned its merchandising strategy to focus its historically strong brand name on an "American Lifestyle" point of view, targeting fashion-oriented women who prefer a classic and comfortable wardrobe and seek consistency in style, taste, quality and fit. Founded in 1963, Limited Stores had net sales of $776 million in 1997 and operated 629 stores in 46 states.

Structure - is a leading mall-based specialty retailer of men's clothing.
---------
Structure targets men with an active, outdoor-oriented lifestyle. In 1996, Structure repositioned its strategy by returning to classic American casual fashion. Structure operates 544 stores in 43 states and had net sales of $660 million in 1997.

Limited Too - established in 1987, sells casual clothes for girls up to fourteen
-----------
years of age through 312 stores. Limited Too had net sales of $322 million in 1997.

Galyan's - is a rapidly-growing operator of full-line sporting goods and apparel
--------
superstores in the Midwestern United States. Galyan's operates eleven stores in four markets, targeting upscale sports enthusiasts. Acquired by The Limited in July 1995, Galyan's had net sales of $160 million in 1997.

Henri Bendel - operates specialty stores which feature better, bridge and
------------
designer women's fashions in an exclusive, eclectic shopping environment. The business was purchased by The Limited in 1988 and had net sales of approximately $83 million in 1997. The Limited has announced that it will close five of its six locations with the New York City store remaining open.

Abercrombie & Fitch Co. - is a rapidly growing specialty retailer that has
----------------------
created a focused and differentiated brand image based on quality, youthfulness and classic American style. The business had net sales of $522 million in 1997 and operated 156 stores in 36 states. The Company expects to commence an offer of its A&F shares in exchange for Limited common stock pursuant to which A&F will become an independent public company.

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage and other information about each of the Company's operating businesses, is set forth under the caption "Management's Discussion and Analysis" of the 1997 Annual Report and is incorporated herein by reference.


COMPETITION.

The sale of apparel, lingerie, personal care products and sporting goods through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. Design, price, service, selection and quality are the principal competitive factors in retail store sales. The Company's catalogue business competes with numerous national and regional catalogue merchandisers. Design, price, service, quality and catalogue presentation are the principal competitive factors in catalogue sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail, both through stores and catalogues.

ASSOCIATE RELATIONS.

On January 31, 1998, the Company employed approximately 131,000 associates, 96,200 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Christmas season.

ITEM 2.  PROPERTIES.

The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York; Indianapolis, Indiana; Andover, Massachusetts; Kettering, Ohio; Rio Rancho, New Mexico and London, England.

The distribution and shipping facilities owned by the Company consisted of nine buildings located in the Columbus, Ohio area and, excluding office space, comprised approximately 5.2 million square feet.

Substantially all of the retail stores owned by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates principally between 1998 and 2018 and generally have renewal options.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance, and taxes are typically paid by tenants.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company and certain of its subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgement and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter has been transferred to another judge of the United States District Court for the Southern District of Ohio. On January 8, 1998, ATMI filed a second motion to vacate and a motion for leave to file a second amended complaint. The Company has vigorously opposed all of the pending motions.

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

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of January 31, 1998.

Leslie H. Wexner, 60, has been Chairman of the Board of Directors of the Company for more than five years and its President and Chief Executive Officer since he founded the Company in 1963.

Kenneth B. Gilman, 51, has been Vice Chairman and Chief Administrative Officer of the Company since June 1997. Mr. Gilman was the Chief Financial Officer of the Company from June 1993 to August 1997. Mr. Gilman was the Executive Vice President and Chief Financial Officer of the Company for more than five years prior thereto.

V. Ann Hailey, 47, has been Chief Financial Officer of the Company since August 1997. Ms. Hailey was Senior Vice President and Chief Financial Officer for Pillsbury from August, 1994 to August 1997.

Martin Trust, 63, has been President of Mast Industries, Inc., a wholly-owned subsidiary of the Company, for more than five years.

Arnold F. Kanarick, 57, has been Executive Vice President and Chief Human Resources Officer since October 1992.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

Information regarding markets in which the Company's common stock was traded during fiscal years 1997 and 1996, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal years 1997 and 1996 is set forth under the caption "Market Price and Dividend Information" on page 19 of the 1997 Annual Report and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" on page 3 of the 1997 Annual Report and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 4 through 10 of the 1997 Annual Report and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1997 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and Directors", "- Business Experience", "- Information Concerning the Board of Directors" and "- Security Ownership of Directors and Management" on pages 1 through 6 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 18, 1998 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is set forth under the caption "EXECUTIVE COMPENSATION - Section 16(a) Beneficial Ownership Reporting Compliance" on page 13 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 9 through 13 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security Ownership of Directors and Management" on pages 5 and 6 of the Proxy Statement and "PRINCIPAL HOLDERS OF VOTING SECURITIES" on page 19 of the Proxy Statement and is incorporated herein by reference.

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

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)   List of Financial Statements.
              ----------------------------

     The following consolidated financial statements of The Limited, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

     Consolidated Statements of Income for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

     Consolidated Statements of Shareholders' Equity for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

     Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997.

     Consolidated Statements of Cash Flows for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996.

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

          4.8. Credit Agreement dated as of September 25, 1997 among the Company, Morgan Guaranty Trust Company of New York and the banks listed therein, incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

     10.  Material Contracts.

          10.1. The 1987 Stock Option Plan of The Limited, Inc., incorporated by reference to Exhibit 28(a) to the Form S-8.

          10.2.   Officers' Benefits Plan incorporated by reference to Exhibit
                  10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the "1988 Form 10-K").

          10.3. The Limited Deferred Compensation Plan incorporated by reference to Exhibit 10.4 to the 1990 Form 10-K.

          10.4. Form of Indemnification Agreement between the Company and the directors and officers of the Company, incorporated by reference to Exhibit A to the Company's definitive proxy statement dated April 18, 1988 for the Company's 1988 Annual Meeting of Shareholders held May 23, 1988.

          10.5. Schedule of directors and officers who became parties to Indemnification Agreements effective May 23, 1988, incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 29, 1988.

          10.6.   Reserved for future use.

          10.7. Supplemental schedule of directors and officers who became parties to Indemnification Agreements incorporated by reference to Exhibit 19.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1992.

          10.8. Supplemental schedule of officer who became party to an Indemnification Agreement effective November 16, 1992 incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended January 30, 1993.

          10.9. The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 33-49871).

          10.10. Supplemental schedule of director who became party to an Indemnification Agreement effective January 27, 1996 incorporated by reference to Exhibit 10.12 to the 1995 Form 10-K.

          10.11.  Reserved for future use.

          10.12. Contingent Stock Redemption Agreement dated as of January 26, 1996 among the Company, Leslie H. Wexner and The Wexner Children's Trust, incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K.

          10.13. Amendment dated July 19, 1996 to the Contingent Stock Redemption Agreement dated as of January 26, 1996 among the Company, Leslie H. Wexner and The Wexner Children's Trust, incorporated by reference to Exhibit 10.14 to the 1996 Form 10-K.

          10.14.  Reserved for future use.

          10.15.  Reserved for future use.

          10.16. The 1997 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 14, 1997.

          10.17. The Limited, Inc. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

          10.18. The Limited, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

          10.19.  Reserved for future use.

          10.20. Employment Agreement by and between The Limited, Inc and Kenneth B. Gilman dated as of May 20, 1997 with exhibits.

          10.21. Employment Agreement by and between The Limited, Inc. and Arnold F. Kanarick dated as of May 20, 1997 with exhibits.

          10.22. Employment Agreement by and between The Limited, Inc. and Martin Trust dated as of May 20, 1997 with exhibits.

     12.  Statement re: Computation of Ratio of Earnings to Fixed Charges.

     13. Excerpts from the 1997 Annual Report to Shareholders including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 3 through 19.

     21.  Subsidiaries of the Registrant.

     23.  Consent of Independent Accountants.

     24.  Powers of Attorney.

     27.  Financial Data Schedule.

     99.  Annual Report of The Limited, Inc. Savings and Retirement Plan.

     (b)  Reports on Form 8-K.
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of fiscal year 1997.

     (c)  Exhibits.
          --------

     The exhibits to this report are listed in section (a)(3) of Item 14 above.

     (d)  Financial Statement Schedule.
          ----------------------------

          The financial statement schedule filed with this report is listed in section (a) (2) of Item 14 above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 1998

                                    THE LIMITED, INC.
                                    (registrant)


                                    By /s/  V. ANN HAILEY
                                       --------------------
                                       V. Ann Hailey,
                                       Executive Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 1998:

       Signature                    Title
       ---------                    -----

/s/ LESLIE H. WEXNER/*/             Chairman of the Board of Directors,
---------------------------
Leslie H. Wexner                    President and Chief Executive Officer


/s/ KENNETH B. GILMAN/*/            Director, Vice Chairman and Chief
---------------------------
Kenneth B. Gilman                   Administrative Officer


/s/ ABIGAIL S.  WEXNER/*/           Director
---------------------------
Abigail S. Wexner

/s/ MARTIN TRUST/*/                 Director
---------------------------
Martin Trust

/s/ EUGENE M. FREEDMAN/*/           Director
---------------------------
Eugene M. Freedman

/s/ E. GORDON GEE/*/                Director
---------------------------
E. Gordon Gee

/s/ DAVID T. KOLLAT/*/              Director
---------------------------
David T. Kollat

/s/ CLAUDINE MALONE/*/              Director
---------------------------
Claudine Malone

/s/ LEONARD A. SCHLESINGER/*/         Director
------------------------------
Leonard A. Schlesinger


/s/ DONALD B. SHACKELFORD/*/          Director
------------------------------
Donald B. Shackelford

/s/ ALLAN R. TESSLER/*/               Director
-----------------------------
Allan R. Tessler

/s/ RAYMOND ZIMMERMAN/*/              Director
-----------------------------
Raymond Zimmerman



/*/The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.


By /s/ KENNETH B. GILMAN
  ---------------------------
   Kenneth B. Gilman
   Attorney-in-fact

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of The Limited, Inc.


We have audited the consolidated financial statements of The Limited, Inc. and Subsidiaries as of January 31, 1998 and February 1, 1997, and for each of the three fiscal years in the period ended January 31, 1998, which financial statements are included on pages 11 through 18 of the 1997 Annual Report to shareholders of The Limited, Inc. and incorporated by reference herein. We have also audited the financial statement schedule for the fiscal year in the period ended February 3, 1996, listed in Item 14(a)(2) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Limited, Inc. and Subsidiaries as of January 31, 1998 and February 1, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule for the fiscal year in the period ended February 3, 1996 referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                                  /s/ COOPERS & LYBRAND L.L.P.

                                                      COOPERS & LYBRAND L.L.P.

Columbus, Ohio
February 20, 1998

                                                                     Schedule II
                                                                     -----------
                      THE LIMITED, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE FISCAL YEAR ENDED
                               FEBRUARY 3, 1996
                                  (THOUSANDS)



                                         Balance at        Charged to                                     Balance at
                                        Beginning of        Costs and                       Sale of         End of
                                         Fiscal Year        Expenses       Deductions        WFNNB        Fiscal Year
                                       ---------------    -------------   -------------   ------------   --------------
ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS

Fiscal year ended February 3, 1996            $44,946           91,424       (90,134)(A)    (46,236)(B)         $  -
                                       ==============    ==============   ==============  ==============  ==============


(A) -   Write-offs, net of recoveries
(B) -   The Company sold a 60% interest in WFNNB in 1995;
        therefore, it is no longer a consolidated subsidiary of the Company. See Note 3 to the Consolidated Financial
        Statements for further information.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.     Document
-----------     -------------------------------

     10.20      Employment Agreement by and between The Limited, Inc.
                and Kenneth B. Gilman dated as of May 20, 1997 with exhibits.

     10.21      Employment Agreement by and between The Limited, Inc.
                and Arnold F. Kanarick dated as of May 20, 1997 with exhibits.

     10.22 Employment Agreement by and between The Limited, Inc. and Martin Trust dated as of May 20, 1997 with exhibits.

        12      Statement re: Computation of Ratio of Earnings to Fixed Charges.

        13 Excerpts from the 1997 Annual Report to Shareholders including "Financial Summary", "Management's Discussion and Analysis" and "Financial Statements and Notes" on pages 3 through 19.

        21      Subsidiaries of the Registrant.

        23      Consent of Independent Accountants.

        24      Powers of Attorney.

        27      Financial Data Schedule.

        99      Annual Report of The Limited, Inc. Savings and Retirement Plan.