Form 10-Q
period 1998-05-02
LIMITED INC
filed 1998-06-11
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      ----------------------------------


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1998
                               -----------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  --------------


                         Commission file number 1-8344



                               THE LIMITED, INC.
                        ------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                      31-1029810
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code        (614)   415-7000
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

                                    Yes X   No
                                       ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $.50 Par Value              Outstanding at May 29, 1998
      ----------------------------              ---------------------------
                                                     227,869,914 Shares

                               THE LIMITED, INC.

                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen Weeks Ended
                  May 2, 1998 and May 3, 1997..............................  3

         Consolidated Balance Sheets
                  May 2, 1998 and January 31, 1998.........................  4

         Consolidated Statements of Cash Flows
              Thirteen Weeks Ended
                  May 2, 1998 and May 3, 1997..............................  5

         Notes to Consolidated Financial Statements .......................  6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition............ 10


Part II. Other Information

     Item 1.  Legal Proceedings............................................ 17

     Item 4.  Submission of Matters to a Vote of Security Holders.......... 17

     Item 6.  Exhibits and Reports on Form 8-K............................. 18

                        PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (Thousands except per share amounts)

                                  (Unaudited)

                                                                             Thirteen Weeks Ended
                                                                        -----------------------------

                                                                           May 2,           May 3,
                                                                            1998             1997
                                                                        ------------     ------------
NET SALES                                                                $2,008,077       $1,829,780

    Cost of Goods Sold, Occupancy and Buying Costs                        1,421,407        1,328,309
                                                                        ------------     ------------
GROSS INCOME                                                                586,670          501,471

    General, Administrative and Store Operating Expenses                   (530,323)        (451,847)

    Special & Nonrecurring Items, Net                                        88,633               --
                                                                        ------------     ------------
OPERATING INCOME                                                            144,980           49,624

    Interest Expense                                                        (15,741)         (16,547)

    Other Income                                                             16,153            8,837

    Minority Interest                                                        (7,923)          (5,647)

    Gain in Connection with Initial Public Offering of Equity Investee           --            8,606
                                                                        ------------     ------------
INCOME BEFORE INCOME TAXES                                                  137,469           44,873

    Provision for Income Taxes                                               58,000           20,000
                                                                        ------------     ------------
NET INCOME                                                                  $79,469          $24,873
                                                                        ============     ============
NET INCOME PER SHARE:
    Basic                                                                      $.29             $.09
                                                                        ============     ============
    Diluted                                                                    $.28             $.09
                                                                        ============     ============
DIVIDENDS PER SHARE                                                            $.13             $.12
                                                                        ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                                           May 2,         January 31,
                                                                            1998             1998
                                                                        ------------     ------------
                                                                         (Unaudited)
                              ASSETS
                              ------
CURRENT ASSETS:
    Cash and Equivalents                                                   $687,869         $746,395
    Accounts Receivable                                                      81,602           83,370
    Inventories                                                           1,056,091        1,002,710
    Store Supplies                                                           96,789           99,167
    Other                                                                    92,422           99,509
                                                                        ------------     ------------
TOTAL CURRENT ASSETS                                                      2,014,773        2,031,151

PROPERTY AND EQUIPMENT, NET                                               1,491,790        1,519,908

RESTRICTED CASH                                                             351,600          351,600

DEFERRED INCOME TAXES                                                        62,237           56,586

OTHER ASSETS                                                                328,593          341,516
                                                                        ------------     ------------
TOTAL ASSETS                                                             $4,248,993       $4,300,761
                                                                        ============     ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

CURRENT LIABILITIES:
    Accounts Payable                                                       $277,243         $300,703
    Accrued Expenses                                                        679,365          676,715
    Income Taxes Payable                                                     18,325          115,994
                                                                        ------------     ------------
TOTAL CURRENT LIABILITIES                                                   974,933        1,093,412

LONG-TERM DEBT                                                              650,000          650,000

OTHER LONG-TERM LIABILITIES                                                  56,211           58,720

MINORITY INTEREST                                                           105,574          102,072

CONTINGENT STOCK REDEMPTION AGREEMENT                                       351,600          351,600

SHAREHOLDERS' EQUITY:
    Common Stock                                                            180,352          180,352
    Paid-in Capital                                                         152,056          148,018
    Retained Earnings                                                     3,657,072        3,613,174
                                                                        ------------     ------------
                                                                          3,989,480        3,941,544
    Less Treasury Stock, at Average Cost                                 (1,878,805)      (1,896,587)
                                                                        ------------     ------------
TOTAL SHAREHOLDERS' EQUITY                                                2,110,675        2,044,957
                                                                        ------------     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $4,248,993       $4,300,761
                                                                        ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)

                                                                                         Thirteen Weeks Ended
                                                                                       ------------------------

                                                                                         May 2,         May 3,
                                                                                          1998           1997
                                                                                       ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                          $79,469        $24,873

    Impact of Other Operating Activities on Cash Flows:
         Net Gain in Connection with Initial Public Offering of Equity
             Investee                                                                         -         (5,606)
         Special and Nonrecurring Items, Net                                            (53,633)             -
         Depreciation and Amortization                                                   74,722         75,380
         Minority Interest, Net of Dividends Paid                                         3,502           (512)
         Changes in Assets and Liabilities:
             Accounts Receivable                                                          1,768        (10,789)
             Inventories                                                                (53,381)       (83,753)
             Accounts Payable and Accrued Expenses                                      (25,910)       (60,304)
             Income Taxes                                                              (138,320)      (143,400)
             Other Assets and Liabilities                                                (2,074)        (4,306)
                                                                                     -----------     ----------

NET CASH USED FOR OPERATING ACTIVITIES                                                 (113,857)      (208,417)
                                                                                     -----------     ----------
INVESTING ACTIVITIES:
    Capital Expenditures                                                                (62,180)       (83,881)
    Proceeds From Sale of Interest in Investee                                          131,262              -
                                                                                     -----------     ----------

NET CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES                                   69,082        (83,881)
                                                                                     -----------     ----------
FINANCING ACTIVITIES:
    Net Proceeds from Commercial Paper Borrowings                                             -         65,990
    Dividends Paid                                                                      (35,571)       (32,529)
    Stock Options and Other                                                              21,820          3,495
                                                                                     -----------     ----------

NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                                  (13,751)        36,956
                                                                                     -----------     ----------

NET DECREASE IN CASH AND EQUIVALENTS                                                    (58,526)      (255,342)
    Cash and Equivalents, Beginning of Year                                             746,395        312,796
                                                                                     -----------     ----------
CASH AND EQUIVALENTS, END OF PERIOD                                                    $687,869        $57,454
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

     The consolidated financial statements as of and for the periods ended May 2, 1998 and May 3, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of May 2, 1998 and for the thirteen week periods ended May 2, 1998 and May 3, 1997 included herein have been reviewed by the independent public accounting firm of Coopers & Lybrand L.L.P. and the report of such firm follows the notes to consolidated financial statements.

2.   EARNINGS PER SHARE

     Weighted average common shares outstanding (thousands):


                                                                  Thirteen Weeks Ended
                                                                  --------------------
                                                                    May 2,      May 3,
                                                                    1998         1997
                                                                  ---------   --------
     Common shares issued                                          379,454     379,454
     Treasury shares                                              (105,616)   (108,132)
                                                                  ---------   --------
     Basic shares                                                  273,838     271,322

     Dilutive effect of stock options and restricted shares          5,524       1,156
                                                                  ---------   --------

     Diluted shares                                                279,362     272,478
                                                                  =========   ========

     Options to purchase 0.1 million and 4.3 million shares of common stock were outstanding at quarter-end for 1998 and 1997, but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares during the period. Exercise of the 18.75 million shares subject to the Contingent Stock Redemption Agreement did not have a dilutive effect on earnings per share.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):


                                                         May 2,            January 31,
                                                         1998                 1998
                                                     -----------           -----------
     Property and equipment, at cost                  $3,097,865           $3,104,612

     Accumulated depreciation and
        amortization                                  (1,606,075)          (1,584,704)
                                                     -----------           -----------

     Property and equipment, net                      $1,491,790           $1,519,908
                                                     ===========           ===========

5.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 2, 1998 and May 3, 1997 approximated $154.7 million and $160.4 million.

     The Internal Revenue Service has assessed the Company for additional taxes and interest for years 1992 to 1994 related to the treatment of transactions involving the Company's foreign operations for which the Company has provided deferred taxes on the undistributed earnings of foreign affiliates. The Company strongly disagrees with the IRS position and is vigorously contesting the assessment. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

6.   FINANCING ARRANGEMENTS

     Unsecured long-term debt consisted of (thousands):


                                                                             May 2,             January 31,
                                                                              1998                 1998
                                                                          -----------           ----------
          7 1/2% Debentures due March 2023                                  $250,000             $250,000
          7 4/5% Notes due May 2002                                          150,000              150,000
          9 1/8% Notes due February 2001                                     150,000              150,000
          8 7/8% Notes due August 1999                                       100,000              100,000
                                                                          -----------           ----------
                                                                            $650,000             $650,000
                                                                          ===========           ==========


     The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"). Borrowings outstanding under the Agreement are due September 28, 2002. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on the second and fourth anniversaries of the effective date (September 29, 1997), subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD-based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 0.1% of the committed amount per annum. The Company is in compliance with covenants contained in the Agreement relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement as of May 2, 1998.

     The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. No commercial paper was outstanding at May 2, 1998.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     Interest paid during the thirteen weeks ended May 2, 1998 and May 3, 1997 approximated $24.1 million and $24.4 million.

7.   SPECIAL ITEMS

     During the first quarter of 1998, the company recognized a pretax gain of $93.7 million from the sale of its remaining interest in Brylane, Inc., a specialty catalogue retailer. This gain was partially offset by a $5.1 million pretax charge for severance and other associate termination costs related to the closing of five of six Henri Bendel stores. At May 2, 1998 $3.0 million of these charges were paid.

     During first quarter of 1997, the Company recognized a pretax gain of $8.6 million in connection with the initial public offering of Brylane, Inc.

     During 1997, the Company recorded pretax special and nonrecurring charges related to closing the Cacique lingerie business, streamlining the Henri Bendel business from six stores to one store, recognizing impaired asset charges and closing and downsizing certain stores, principally at the women's businesses. Write-downs related to the noncash component of the charge were recognized in 1997. Outlays for the cash component of the charge are expected to approximate $70 to $80 million during 1998, leaving a remaining accrual at year-end of $20 to $30 million, principally for contractual obligations. Cash outlays of $20 million during the first quarter of 1998 were principally for store closings.

8.   SUBSEQUENT EVENT - ABERCROMBIE & FITCH EXCHANGE OFFER

     On May 19, 1998, the Company completed a tax-free exchange offer to establish Abercrombie & Fitch ("A&F") as an independent company. The Limited accepted 47,075,052 shares of its common stock that were exchanged at a ratio of .86 of a share of A&F common stock for each Limited share accepted for exchange. In addition, on June 1, 1998 The Limited effected a pro rata spin-off to its shareholders of its remaining 3,115,455 A&F shares. Limited shareholders of record as of the close of trading on May 29, 1998 received .013673 of a share of A&F for each Limited share owned at that time.

                [LETTERHEAD OF COOPERS & LYBRAND APPEARS HERE]


                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Audit Committee of
 The Board of Directors of
 The Limited, Inc.


We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries at May 2, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 2, 1998 and May 3, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                           /s/ Coopers & Lybrand L.L.P.

                                               COOPERS & LYBRAND L.L.P.



Columbus, Ohio
May 18, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the first quarter of 1998 grew 10% to $2.008 billion from $1.830 billion a year ago. Operating income increased to $145.0 million compared to operating income of $49.6 million for 1997. Operating income in 1998 included a $93.7 million pretax gain from the sale of the Company's remaining interest in Brylane, Inc. that was partially offset by a $5.1 million pretax charge for severance and other associate termination costs at Henri Bendel during the first quarter. Excluding these special and nonrecurring items, operating income increased 14% to $56.4 million. Net income increased to $79.5 million compared to $24.9 million in 1997, and earnings per share increased to $.28 from $.09 in 1997. Exclusive of these special and nonrecurring items and the 1997 gain arising in connection with the initial public offering of Brylane, Inc., net income increased 34% in 1998 to $25.8 million compared to $19.3 million for 1997 and earnings per share increased to $.09 from $.07 in 1997.

Business highlights include the following:

The Intimate Brands businesses began 1998 with an 18% increase in operating income, led by Victoria's Secret Stores which recorded a 6% comparable store sales increase while operating income increased more than 30%.

The women's businesses showed improvement with an 8% increase in comparable store sales, led by Express with a 20% increase in comparable store sales off of last year's disappointing 30% decrease.

Abercrombie & Fitch Co. also significantly improved first quarter operating income, supported by a 48% comparable store sales increase.

Financial Summary
-----------------

The following summarized financial data compares the thirteen week period ended May 2, 1998 to the comparable 1997 period:

                                                            First Quarter        First Quarter          % Change
                                                               1998                  1997           From Prior Year
                                                            -------------        -------------      ---------------
Net Sales (millions):
Victoria's Secret Stores                                             $362                 $325                  11%
Victoria's Secret Catalogue                                           199                  180                  11%
Bath & Body Works                                                     205                  177                  16%
Cacique                                                                 -                   19                  N/M
Other                                                                   5                    3                  N/M
                                                            -------------        -------------      ---------------
     Total Intimate Brands                                            771                  704                  10%
                                                            -------------        -------------      ---------------

Express                                                               269                  224                  20%
Lerner New York                                                       202                  195                   4%
Lane Bryant                                                           211                  204                   3%
The Limited                                                           171                  180                  (5%)
Henri Bendel                                                           12                   25                 (52%)
                                                            -------------        -------------      ---------------
     Total Women's Businesses                                         865                  828                   4%
                                                            -------------        -------------      ---------------
Structure                                                             121                  127                  (5%)
The Limited Too                                                        82                   66                  24%
Galyan's                                                               35                   31                  13%
                                                            -------------        -------------      ---------------
     Total Emerging Businesses                                        238                  224                   6%
                                                            -------------        -------------      ---------------
Abercrombie & Fitch                                                   134                   74                  81%
                                                            -------------        -------------      ---------------
       Total Net Sales                                             $2,008               $1,830                  10%
                                                            =============        =============      ===============

                                                         First Quarter        First Quarter         % Change
                                                             1998                 1997           From Prior Year
                                                         -------------        -------------      ---------------
Operating Income (Loss) (millions):
Intimate Brands                                                    $71                  $60                  18%
Women's Businesses                                                 (40)*                (26)                (54%)
Emerging Businesses                                                104*                  14                  N/M
Abercrombie & Fitch                                                 10                    2                 400%
                                                         -------------        -------------
Total Operating Income                                            $145                  $50                  12%
                                                         =============        =============
Increase (Decrease) in Comparable Store Sales:
Victoria's Secret Stores                                            6%                   7%
Bath & Body Works                                                  (1%)                 13%
Cacique                                                              -                   4%
                                                         -------------        -------------
     Total Intimate Brands                                          4%                   8%
                                                         -------------        -------------
Express                                                            20%                 (30%)
Lerner New York                                                    10%                  (7%)
Lane Bryant                                                         5%                  (7%)
The Limited                                                        (2%)                 (2%)
Henri Bendel                                                      (27%)                  2%
                                                         -------------        -------------
     Total Women's Businesses                                       8%                 (13%)
                                                         -------------        -------------
Structure                                                          (5%)                 (2%)
The Limited Too                                                    23%                  35%
Galyan's                                                           (2%)                  5%
                                                         -------------        -------------
        Total Emerging Businesses                                   3%                   8%
                                                         -------------        -------------
Abercrombie & Fitch                                                48%                  14%
                                                         -------------        -------------
Total comparable store sales increase (decrease)                    8%                  (4%)
                                                         =============        =============
Retail sales increase attributable to new and
      remodeled stores                                              2%                   6%
Retail sales per average selling square foot                    $64.03               $58.12                  10%
Retail sales per average store (thousands)                        $322                 $293                  10%
Average store size at end of
      quarter (selling square feet)                              5,001                5,024                    -
Retail selling square feet (thousands)                          28,000               28,278                 (1%)
Number of Stores:
Beginning of year                                                5,640                5,633
     Opened                                                         64                   71
     Closed                                                       (105)                 (75)**
                                                         -------------        -------------
End of period                                                    5,599                5,629
                                                         =============        =============

* The women's businesses include a $5 million charge and the emerging businesses include $94 million in income for special and nonrecurring items (see Note 7).
**   Includes sale of four Penhaligon's stores in April 1997.


                                                   Number of Stores                       Selling Sq. Ft. (thousands)
                                      ------------------------------------------   ------------------------------------------
                                                                       Change                                       Change
                                         May 2,         May 3,       From Prior       May 2,         May 3,       From Prior
                                          1998           1997           Year           1998           1997           Year
                                      ------------   ------------   ------------   ------------   ------------   ------------
Victoria's Secret Stores                      797            742             55          3,580          3,360            220

Bath & Body Works                             960            796            164          1,868          1,457            411

Cacique                                         -            118           (118)             -            362           (362)
                                      ------------   ------------   ------------   ------------   ------------   ------------
     Total Intimate Brands                  1,757          1,656            101          5,448          5,179            269
                                      ------------   ------------   ------------   ------------   ------------   ------------

Express                                       735            751            (16)         4,674          4,737            (63)

Lerner New York                               697            759            (62)         5,391          5,824           (433)

Lane Bryant                                   773            815            (42)         3,735          3,897           (162)

The Limited                                  614            651             (37)         3,709          3,909           (200)

Henri Bendel                                    1              6             (5)            35            113            (78)
                                      ------------   ------------   ------------   ------------   ------------   ------------
     Total Women's Businesses               2,820          2,982           (162)        17,544         18,480           (936)
                                      ------------   ------------   ------------   ------------   ------------   ------------

Structure                                     540            541             (1)         2,135          2,120             15

The Limited Too                               313            309              4            983            970             13

Galyan's                                       11              9              2            641            488            153
                                      ------------   ------------   ------------   ------------   ------------   ------------

     Total Emerging Businesses                864            859              5          3,759          3,578            181

Abercrombie & Fitch                           158            132             26          1,249          1,041            208
                                      ------------   ------------   ------------   ------------   ------------   ------------
     Total stores and selling sq. ft.       5,599          5,629            (30)        28,000         28,278           (278)
                                      ============   ============   ============   ============   ============   ============

Net Sales
---------

Net sales for the first quarter of 1998 increased 10% over the first quarter of 1997, primarily as a result of the 8% increase in comparable store sales. During the first quarter of 1998, the Company opened 64 new stores, remodeled 124 stores and closed 105 stores.

Sales at the Intimate Brand's businesses for the first quarter of 1998 increased 10% over the same period last year. This increase was attributable to the net addition of 219 new stores at Bath & Body Works and Victoria's Secret Stores, a 4% increase in comparable store sales and an 11% increase in catalogue net sales, offset by a 3% decrease from the closing of Cacique.

Sales at the women's businesses for the first quarter of 1998 increased 4% from the first quarter of 1997, due to the 8% increase in comparable store sales more than offsetting the net decrease in stores. The increase in sales performance in the women's businesses included a 20% increase in comparable store sales at Express. Significant gains in sales at Limited Too and Abercrombie & Fitch Co. resulted from comparable store sales increases of 23% and 48%.

Gross Income
------------

Gross income, expressed as a percentage of sales, increased to 29.2% for the first quarter of 1998 from 27.4% for the first quarter of 1997. The increase was attributable to a 1.6% increase in merchandise margins, arising from higher initial markups which were partially offset by a higher markdown rate over the comparable period last year.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of sales, increased to 26.4% for the first quarter of 1998 as compared to 24.7% for the first quarter of 1997. This increase was attributable to expenses associated with updating computer systems and applications in preparation for the Year 2000, expenses associated with the rollout of the merchandise process redesign and brand building, and an inability to leverage expenses in other businesses with poor sales results.

Operating Income
----------------

Operating income, expressed as a percentage of sales, was 7.2% for the first quarter of 1998 and 2.7% for 1997. Operating income excluding special and nonrecurring items, expressed as a percentage of sales, was 2.8% in 1998. Higher general, administrative and store operating expense nearly offset the increase in gross income, expressed as a percentage of sales.

Interest Expense
----------------

                                           First Quarter
                                    ---------------------------
                                        1998           1997
                                    ------------   ------------
Average Borrowings (millions)            $734.4         $793.5

Average Effective Interest Rate           8.57%          8.34%

Interest expense declined $800 thousand in the first quarter of 1998 versus 1997 as average commercial paper borrowings declined.

Other Income
------------

The increase in other income to $16.1 million for the first quarter of 1998 from the $8.8 million in the first quarter of 1997 was due to significantly higher average invested cash balances during 1998.

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):


                                       May 2,       January 31,
                                        1998           1998
                                    ------------   ------------

Working Capital                      $1,039,840       $937,739
                                    ============   ============
Capitalization:
     Long-term debt                    $650,000       $650,000
     Shareholders' equity             2,110,675      2,044,957
                                    ------------   ------------

Total Capitalization                 $2,760,675     $2,694,957
                                    ============   ============

Additional amounts available under
     long-term credit agreements     $1,000,000     $1,000,000
                                    ------------   ------------

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $113.9 million in the first quarter of 1998 versus $208.4 million in the first quarter last year. The $94.5 million improvement was primarily attributable to smaller increases in inventory at the women's businesses and smaller decreases in payables and accrued expenses compared to the same period last year.

Investing activities included capital expenditures, primarily for new and remodeled stores and proceeds from the sale of the Company's remaining investment in Brylane, Inc.

Financing activities for the first quarter of 1998 reflect an increase in the dividend from $.12 per share to $.13 per share and lower commercial paper borrowings at quarter end.

Capital Expenditures
--------------------

Capital expenditures totaled $62.2 million for the first quarter of 1998, compared to $83.9 million for the first quarter of 1997. The Company anticipates spending $390 - $410 million for capital expenditures in 1998, of which $200 - $220 million will be for new stores, the remodeling of existing stores and related improvements for the retail businesses. Decreases from previously planned amounts result principally from the split-off of Abercrombie & Fitch, a reduction in planned stores at Galyan's and a reduction in planned store additions at other businesses.

The Company expects that 1998 capital expenditures will be funded by net cash provided by operating activities.

Information Systems and "Year 2000" Compliance
----------------------------------------------

As discussed in the Company's Annual Report on Form 10-K, the Company has completed a comprehensive review of its information systems and is involved in an enterprise-wide program to update computer systems and applications in preparation for the year 2000. The Company will incur internal staff costs as well as outside consulting and other expenditures related to this initiative. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance and writing off legacy systems are not expected to have a material impact on the Company's financial condition during any year during the conversion process from 1997 through 2000. However, incremental expenses could total approximately $30 to $35 million in 1998, of which the majority will impact the first three fiscal quarters of 1998.

The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by management of the Company involve risks and uncertainties, and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, postal rate increases and charges, paper and printing costs, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                          PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

          On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint previously transferred to that court by the United States District Court, Central District of California. The amended complaint, which had been filed against the Company and certain of its subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association, alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the US Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to another judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge reaffirmed the earlier dismissal and denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.

          Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its Annual Meeting of Stockholders on May 18, 1998. The matters voted upon and the results of the voting were as follows:

          (a) Eugene M. Freeman, Kenneth B. Gilman, David Kollat and Leslie H. Wexner were elected to the Board of Directors for a term of three years. Of the 230,690,672 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows with respect to each of the nominees:

                                            Shares          Shares as to Which
                                           Voted For         Voting Authority
                       Name                Election              Withheld
               --------------------  --------------------  --------------------
                Eugene M. Freedman        226,984,270            3,706,402

                Kenneth B. Gilman         226,911,455            3,779,217

                David T. Kollat           227,028,389            3,662,283

                Leslie H. Wexner          226,862,483            3,828,189

          In addition, directors whose term of office continued after the Annual Meeting were: E. Gordon Gee, Claudine B. Malone, Leonard A. Schlesinger, Donald B. Shackelford, Allan R. Tessler, Martin Trust, Abigail S. Wexner, and Raymond P. Zimmerman.

     (b) The 1998 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan was approved with 168,032,396 shares voted for approval, 29,538,451 against and 281,659 abstained.

     (c) A proposal made by the Amalgamated Bank of New York Long View Collection Investment Fund, one of the Company's shareholders, concerning the selection of foreign suppliers and executive compensation, was defeated. A total of 180,827,245 shares were voted against the proposal, while 6,288,676 were voted for and 10,736,585 abstained.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

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

     10.  Material Contracts

          10.1 The 1998 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 20, 1998.

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

     12.  Statement re: Computation of Ratio of Earnings to Fixed Charges.

     15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

     27.  Financial Data Schedule.

  (b)  Reports on Form 8-K.
       -------------------

i. On February 17, 1998 the Company filed a report on Form 8-K which included an exhibit containing a press release dated February 17, 1998.

ii. On April 9, 1998 the Company filed a report on Form 8-K which included an exhibit containing a press release dated April 9, 1998.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE LIMITED, INC.
                                              (Registrant)



                                          By  /s/ V. Ann Hailey
                                              ----------------------------------
                                              V. Ann Hailey,
                                              Executive Vice President and Chief
                                              Financial Officer*


Date:  June 11, 1998

-------------------------------

* Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------


   Exhibit No.          Document
   -----------          ------------------------------------
      12                Statement re: Ratio of
                        Earnings to Fixed Charges.

      15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

      27                Financial Data Schedule.