Form 10-Q
period 1998-08-01
LIMITED INC
filed 1998-09-14
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                      __________________________________

                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998
                               --------------


                                 OR


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------  ---------------------

                         Commission file number 1-8344
                                                ------

                               THE LIMITED, INC.
                   -----------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                    31-1029810
---------------------------------           -----------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
           ---------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)



Registrant's telephone number, including area code        (614)   415-7000
                                                   ---------------------------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Common Stock                           Outstanding at August 28, 1998
--------------------------------                 ------------------------------
         $.50 Par Value                                  28,080,286 Shares

                               THE LIMITED, INC.

                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------



Part I.  Financial Information

  Item 1.  Financial Statements
     Consolidated Statements of Income
       Thirteen and Twenty-six Weeks Ended
          August 1, 1998 and August 2, 1997.........................       3

     Consolidated Balance Sheets
          August 1, 1998 and January 31, 1998.......................       4

     Consolidated Statements of Cash Flows
       Twenty-six Weeks Ended
          August 1, 1998 and August 2, 1997.........................       5

     Notes to Consolidated Financial Statements.....................       6

  Item 2.  Management's Discussion and Analysis of
                Results of Operations and Financial Condition.......      11


Part II.  Other Information

  Item 1.  Legal Proceedings.........................................     19

  Item 6.  Exhibits and Reports on Form 8-K..........................     19

                         PART 1 - FINANCIAL INFORMATION

Item 1.        FINANCIAL STATEMENTS

                       THE LIMITED, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share amounts)
                                  (Unaudited)

                                                          Thirteen Weeks Ended                       Twenty-six Weeks Ended
                                               ----------------------------------------    ----------------------------------------
                                                    August 1,             August 2,             August 1,            August 2,
                                                       1998                 1997                  1998                  1997
                                               ------------------    ------------------    ------------------    ------------------
NET SALES                                              $2,083,101            $2,020,084           $ 4,091,178            $3,849,864

    Cost of Goods Sold, Occupancy and
     Buying Costs                                       1,468,387             1,481,177             2,889,794             2,809,486
                                               ------------------    ------------------    ------------------    ------------------

GROSS INCOME                                              614,714               538,907             1,201,384             1,040,378

    General, Administrative and Store
     Operating Expenses                                  (538,336)             (466,247)           (1,068,659)             (918,094)



      Special & Nonrecurring Items, Net                 1,651,397                     -             1,740,030                     -
                                               ------------------    ------------------    ------------------    ------------------

OPERATING INCOME                                        1,727,775                72,660             1,872,755               122,284

    Interest Expense                                      (16,414)              (16,272)              (32,155)              (32,819)


    Other Income                                           15,595                 6,818                31,748                15,655

    Minority Interest                                     (12,618)              (10,632)              (20,541)              (16,279)


    Gain in Connection with Initial Public
     Offering of Equity Investee                                -                     -                     -                 8,606
                                               ------------------    ------------------    ------------------    ------------------

INCOME BEFORE INCOME TAXES                              1,714,338                52,574             1,851,807                97,447

    Provision for Income Taxes                             30,000                25,000                88,000                45,000
                                               ------------------    ------------------    ------------------    ------------------

NET INCOME                                             $1,684,338             $  27,574           $ 1,763,807             $  52,447
                                               ==================    ==================    ==================    ==================

NET INCOME PER SHARE:

     Basic                                                  $7.13                  $.10                 $6.92                  $.19
                                                       ==========             =========           ===========             =========

     Diluted                                                $6.93                  $.10                 $6.75                  $.19
                                                       ==========             =========           ===========             =========

DIVIDENDS PER SHARE                                         $ .13                  $.12                 $ .26                  $.24
                                                       ==========             =========           ===========             =========

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)

                                                                        August 1,                January 31,
                                                                          1998                       1998
                                                                    ----------------          ---------------
                                                                       (Unaudited)
            ASSETS
            ------
CURRENT ASSETS:
 Cash and Equivalents                                                    $   498,862              $   746,395
 Accounts Receivable                                                          81,131                   83,370
 Inventories                                                               1,144,545                1,002,710
 Store Supplies                                                               91,187                   99,167
 Other                                                                        80,954                   99,509
                                                                         -----------              -----------
TOTAL CURRENT ASSETS                                                       1,896,679                2,031,151

PROPERTY AND EQUIPMENT, NET                                                1,462,011                1,519,908
RESTRICTED CASH                                                              351,600                  351,600
DEFERRED INCOME TAXES                                                         65,613                   56,586
OTHER ASSETS                                                                 361,042                  341,516
                                                                         -----------              -----------

TOTAL ASSETS                                                             $ 4,136,945              $ 4,300,761
                                                                         ===========              ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
   ------------------------------------

CURRENT LIABILITIES:
 Accounts Payable                                                        $   264,864              $   300,703
 Accrued Expenses                                                            701,746                  676,715
 Income Taxes Payable                                                         14,004                  115,994
                                                                         -----------              -----------
TOTAL CURRENT LIABILITIES                                                    980,614                1,093,412

LONG-TERM DEBT                                                               650,000                  650,000
OTHER LONG-TERM LIABILITIES                                                   54,606                   58,720
MINORITY INTEREST                                                             99,258                  102,072
CONTINGENT STOCK REDEMPTION AGREEMENT                                        351,600                  351,600

SHAREHOLDERS' EQUITY:
 Common Stock                                                                180,352                  180,352
 Paid-in Capital                                                             151,002                  148,018
 Retained Earnings                                                         5,306,178                3,613,174
                                                                         -----------              -----------
                                                                           5,637,532                3,941,544

 Less: Treasury Stock, at Average Cost                                    (3,636,665)              (1,896,587)
                                                                         -----------              -----------
TOTAL SHAREHOLDERS' EQUITY                                                 2,000,867                2,044,957
                                                                         -----------              -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $ 4,136,945              $ 4,300,761
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

                       THE LIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)
                                  (Unaudited)

                                                                                             Twenty-six Weeks Ended
                                                                                    --------------------------------------
                                                                                         August 1,              August 2,
                                                                                           1998                   1997
                                                                                    ----------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Income                                                                             $ 1,763,807             $  52,447

  Impact of Other Operating Activities on Cash Flows:
     Net Gain in Connection with Initial Public Offering of Equity Investee                        -                (5,606)
     Special and Nonrecurring Items, Net of Tax                                           (1,705,030)                    -
     Depreciation and Amortization                                                           144,362               149,657
     Minority Interest, Net of Dividends Paid                                                  7,720                 4,459
     Changes in Assets and Liabilities:
       Accounts Receivable                                                                     1,288               (22,208)
       Inventories                                                                          (178,542)             (148,362)
       Accounts Payable and Accrued Expenses                                                  34,429                10,354
       Income Taxes                                                                         (148,405)             (180,542)
       Other Assets and Liabilities                                                          (11,559)                  894
                                                                                         -----------            ----------
NET CASH USED FOR OPERATING ACTIVITIES                                                       (91,930)             (138,907)
                                                                                         -----------            ----------

CASH USED FOR INVESTING ACTIVITIES:
  Capital Expenditures                                                                      (158,435)             (212,475)
  Proceeds from Sale of Interest in Investee                                                 131,262                     -
                                                                                         -----------            ----------

NET CASH USED FOR INVESTING ACTIVITIES                                                       (27,173)             (212,475)
                                                                                         -----------            ----------

FINANCING ACTIVITIES:
  Net Proceeds from Commercial Paper and Other Short-term Borrowings                               -               116,121
  Dividends Paid                                                                             (65,219)              (65,118)
  Stock Options and Other                                                                     31,923                10,050
  Settlement of Abercrombie & Fitch Intercompany Account                                     (47,649)                    -
  Repurchase of Subsidiary Common Stock, Net                                                 (47,485)                    -
                                                                                         -----------            ----------

NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                                      (128,430)               61,053
                                                                                         -----------            ----------

NET DECREASE IN CASH AND EQUIVALENTS                                                        (247,533)             (290,329)
  Cash and Equivalents, Beginning of Year                                                    746,395               312,796
                                                                                         -----------            ----------

CASH AND EQUIVALENTS, END OF PERIOD                                                      $   498,862             $  22,467
                                                                                         ===========            ==========

In 1998, noncash financing activities include the addition of $1.766 billion to treasury stock as a result of the exchange of 40,484,545 common shares of Abercrombie & Fitch previously owned by the Company for 47,075,052 shares of common stock of the Company. Additional noncash financing activities include a $5.6 million dividend effected by a pro rata spin-off of the Company's remaining shares of Abercrombie & Fitch (see Note 7).

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

     Investments in other entities (including joint ventures) that the Company has the ability to significantly influence operating and financial policies are accounted for on the equity method.

     The consolidated financial statements as of August 1, 1998 and for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of August 1, 1998 and for the thirteen and twenty-six week periods ended August 1, 1998 and August 2, 1997 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain external costs and internal payroll and payroll related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software's useful life. The SOP is effective in the first quarter of 1999.

     Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. This SOP requires that entities expense start-up costs and organization costs as they are incurred. The SOP is effective in the first quarter of 1999.

2.   EARNINGS PER SHARE

     Weighted average common shares outstanding (thousands):

                                                         Thirteen Weeks Ended                      Twenty-six Weeks Ended
                                               --------------------------------------     -------------------------------------
                                                    August 1,            August 2,            August 1,           August 2,
                                                       1998                1997                 1998                1997
                                               -----------------     ----------------     ----------------     ----------------
Common shares issued                                     379,454              379,454              379,454              379,454
Treasury shares                                         (143,322)            (107,860)            (124,469)            (107,821)
                                               -----------------     ----------------     ----------------     ----------------
Basic shares                                             236,132              271,594              254,985              271,633
Dilutive effect of stock options and
 restricted shares                                         6,947                1,620                6,236                1,213
                                               -----------------     ----------------     ----------------     ----------------
Diluted shares                                           243,079              273,214              261,221              272,846
                                               =================     ================     ================     ================

     Options to purchase .8 million and 9.0 million shares of common stock were outstanding at August 1, 1998 and August 2, 1997, but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares during the period. In addition, the 18.75 million shares subject to the Contingent Stock Redemption Agreement are excluded from the dilution calculation because their redemption would not have a dilutive effect on earnings per share.

3.   INVENTORIES

     The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Valuation of finished goods inventories is based principally upon the lower of average cost or market determined on a first-in, first-out basis using the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):


                                                              August 1,            January 31,
                                                                1998                  1998
                                                           --------------         ------------
Property and equipment, at cost                               $ 3,057,597          $ 3,104,612
Accumulated depreciation and
 amortization                                                  (1,595,586)          (1,584,704)
                                                           --------------         ------------

Property and equipment, net                                   $ 1,462,011          $ 1,519,908
                                                           ==============          ===========

5.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended August 1, 1998 and August 2, 1997 approximated $199 million and $183 million.

     The Internal Revenue Service has assessed the Company for additional taxes and interest for years 1992 to 1994 related to the treatment of transactions involving the Company's foreign operations for which the Company has provided deferred taxes on the undistributed earnings of foreign affiliates. The Company strongly disagrees with the assessment and is vigorously contesting the assessment. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

6.   FINANCING ARRANGEMENTS

     Unsecured long-term debt consisted of (thousands):

                                                          August 1,          January 31,
                                                             1998                1998
                                                        --------------      --------------
7 1/2% Debentures due March 2023                              $250,000            $250,000
7 4/5% Notes due May 2002                                      150,000             150,000
9 1/8% Notes due February 2001                                 150,000             150,000
8 7/8% Notes due August 1999                                   100,000             100,000
                                                        --------------      --------------
                                                              $650,000            $650,000
                                                        ==============      ==============


     The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"). Borrowings outstanding under the Agreement are due September 28, 2002. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on the second and fourth anniversaries of the effective date (September 29, 1997), subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate", as defined, LIBOR, CD-based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 0.1% of the committed amount per annum. The Company is in compliance with covenants contained in the Agreement relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement at August 1, 1998.

     The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. No commercial paper was outstanding at August 1, 1998.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     Interest paid during the twenty-six weeks ended August 1, 1998 and August 2, 1997 approximated $32.4 million and $40.1 million.

     7.   SPECIAL ITEMS

     On May 19, 1998, the Company completed a tax-free exchange offer to establish Abercrombie & Fitch ("A&F") as an independent company. A total of 47,075,052 shares of the Company's common stock were exchanged at a ratio of .86 of a share of A&F common stock for each Limited share tendered. In connection with the exchange, the Company recorded a $1.65 billion tax-free gain. In addition, on June 1, 1998 a $5.6 million dividend was effected through a pro rata spin-off to shareholders of the Company's remaining 3,115,455 A&F shares. Limited shareholders of record as of the close of trading on May 29, 1998 received .013673 of a share of A&F for each Limited share owned at that time.

     During the first quarter of 1998, the company recognized a pretax gain of $93.7 million from the sale of its remaining interest in Brylane, Inc., a specialty catalogue retailer. This gain was partially offset by a $5.1 million pretax charge for severance and other associate termination costs related to the closing of five of six Henri Bendel stores. At August 1, 1998, $3.9 million of these charges had been paid.

     During the first quarter of 1997, the Company recognized a pretax gain of $8.6 million in connection with the initial public offering of Brylane, Inc.

     During the fourth quarter of 1997, the Company recorded pretax special and nonrecurring charges related to closing the Cacique lingerie business, streamlining the Henri Bendel business from six stores to one store, recognizing charges for impaired assets and closing and downsizing certain stores, principally at the women's businesses. Write-downs related to the $175 noncash component of the charge were recognized in 1997. Outlays for the cash component of the charge are expected to approximate $70 to $80 million during 1998, leaving a remaining accrual at year-end of $20 to $30 million, principally for contractual obligations. Cash outlays of $32 million during the first half of 1998 were principally related to store closings.

              [LETTERHEAD OF PRICEWATERHOUSECOOPERS APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of
 The Board of Directors of
 The Limited, Inc.

We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries (the Company) at August 1, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week and twenty-six-week periods ended August 1, 1998 and August 2, 1997. These financial statements are the responsibility of the Company's management.

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


                                       /s/ PricewaterhouseCoopers LLP

                                       PRICEWATERHOUSECOOPERS LLP



Columbus, Ohio
August 18, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the second quarter of 1998 grew 3% to $2.083 billion from $2.020 billion a year ago. Operating income was $1.728 billion compared to operating income of $72.7 million for 1997. The operating results of Abercrombie & Fitch through May 19, 1998, the date of the split-off (see Note 7), are included in the discussion of Results of Operations herein. Operating income in 1998 included a $1.651 billion gain from the split-off of Abercrombie & Fitch (the "A&F gain"). Excluding the A&F gain, operating income increased 5% to $76.4 million. Net income was $1.684 billion compared to $27.6 million in 1997, and earnings per share was $6.93 compared to $.10 in 1997. Exclusive of the A&F gain, net income increased 19% in 1998 to $32.9 million compared to $27.6 million for 1997 and earnings per share increased to $.13 from $.10 in 1997.

Second quarter business highlights include the following:

  The Intimate Brands businesses continued their consistent performance trend by recording a 16% operating income increase and a 21% increase in net income.

  Victoria's Secret Stores operating margin and operating income were significantly higher on a comparable store sales increase of 2%. Victoria's Secret Catalogue sales increased 3%. Major lingerie introductions and the semi-annual sale were supported by national television advertising.

  Bath & Body Works, up against strong comparable store sales of 16% a year ago, delivered a comparable store sales increase of 3% and achieved a 30% increase in operating profits. New product collections and a strong sale event contributed to the sales and profit growth.

  The women's businesses continued their first quarter improvement in sales and operating income, with Express, Lerner and Lane Bryant as contributors; however, the operating income improvement was partially offset by a significant decline in operating results at Limited Stores. Overall, the women's businesses reported a 10% increase in comparable store sales.

  Limited Too continued its strong sales momentum with a 20% comparable store sales gain, its eighth consecutive quarter with a double digit comparable store sales increase.

Net sales for the twenty-six weeks ended August 1, 1998 increased 6% to $4.091 billion compared to $3.850 billion in 1997. Operating income was $1.873 billion compared to $122.3 million for 1997. Operating income in 1998 included a $93.7 million pretax gain from the sale of the Company's remaining interest in Brylane, Inc. that was partially offset by a $5.1 million first quarter pretax charge for severance and other associate termination costs at Henri Bendel and a $1.651 billion second quarter gain from the split-off of Abercrombie & Fitch. Excluding these special and nonrecurring items, operating income increased 9% to $132.7 million. Net income increased to $1.764 billion compared to $52.4 million in 1997, and earnings per share was $6.75 compared to $.19 in 1997. Exclusive of these special and nonrecurring items and the $8.6 million 1997 gain in connection with the initial public offering of Brylane, Inc., net income increased 26% in 1998 to $58.8 million compared to $46.8 million for 1997 and earnings per share increased to $.22 from $.17 in 1997.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended August 1, 1998 to the comparable 1997 periods:



                                            Second Quarter                           Year - to - Date
                                ------------------------------------      ------------------------------------
                                                            Change                                    Change
                                                             From                                      From
                                                             Prior                                    Prior
                                   1998         1997         Year           1998         1997          Year
                                ---------    ---------    ---------      ---------    ---------      --------
Net Sales (millions):
Victoria's Secret Stores             $413         $389            6%          $775           $714           9%
Victoria's Secret Catalogue           202          196            3%           401            376           7%
Bath & Body Works                     254          212           20%           459            389          18%
Cacique  (a)                            -           22          N/M              -             42         N/M
Other                                   6            8          N/M             11             10         N/M
                                ---------    ---------    ---------      ---------    -----------    --------
  Total Intimate Brands               875         $827            6%        $1,646         $1,531           8%
                                ---------    ---------    ---------      ---------    -----------    --------
Express                              $284         $246           15%          $553           $470          18%
Lerner                                216          203            6%           418            397           5%
Lane Bryant                           230          217            6%           441            421           5%
Limited Stores                        169          175           (3%)          340            355          (4%)
Henri Bendel (c)                        8           17          N/M             20             43         N/M
                                ---------    ---------    ---------      ---------    -----------    --------
 Total Women's Businesses            $907         $858            6%        $1,772         $1,686           5%
                                ---------    ---------    ---------      ---------    -----------    --------
Structure                            $131         $152          (14%)         $252           $279         (10%)
Limited Too                            75           61           23%           157            127          24%
Galyan's                               46           35           31%            81             66          23%
Mast and Other                         27            -          N/A             27              -         N/A
                                ---------    ---------    ---------      ---------    -----------    --------
 Total Emerging Businesses           $279         $248           13%          $517           $472          10%
                                ---------    ---------    ---------      ---------    -----------    --------
Abercrombie & Fitch  (b)              $22          $87          N/M           $156           $161         N/M
                                ---------    ---------    ---------      ---------    -----------    --------
Total Net Sales                    $2,083       $2,020            3%        $4,091         $3,850           6%
                                =========    =========    =========      =========    ===========    ========
Operating Income (millions):

Intimate Brands                      $125        $107            16%          $196           $168          17%
Women's Businesses                    (25)        (69)           64%           (60)*          (96)         37%
Emerging Businesses                   (25)         30          (183%)          (15)            43        (135%)
Special and Nonrecurring Items      1,651           -           N/A          1,740              -         N/A
Abercrombie & Fitch (b)                 2           5           N/M             12              7         N/M
                                ---------   ---------     ---------      ---------    -----------    --------
 Total Operating Income            $1,728         $73           N/M         $1,873           $122         N/M
                                =========   =========      ========      =========    ===========    ========


(a)  The Cacique business was closed effective January 31, 1998.
(b) The Abercrombie & Fitch business was split-off effective May 19, 1998 via a tax-free exchange offer. Results up to this date are included in the consolidated financial statements.
(c)  Five of six Henri Bendel stores were closed at the end of 1997.

*The women's businesses exclude a $5 million first quarter charge for special and nonrecurring items (see Note 7).


                                              Second Quarter                           Year-to-Date
                                   -----------------------------------     -------------------------------------
                                                               Change                                   Change
                                                                From                                     From
                                                                Prior                                   Prior
                                     1998          1997         Year          1998         1997          Year
                                   --------     ---------    ---------     ---------     --------      ---------
Increase (Decrease) in
 Comparable Store Sales:
Victoria's Secret Stores                  2%           15%                         4%          11%
Bath & Body Works                         3%           16%                         1%          15%
Cacique                                  N/A           11%                       N/A            8%
                                    --------    ---------                  ---------     --------
  Total Intimate Brands                    2%          15%                         3%          12%
                                    --------    ---------                  ---------     --------
Express                                   17%         (24%)                       18%         (27%)
Lerner                                    13%          (5%)                       11%          (6%)
Lane Bryant                                8%           5%                         7%          (1%)
Limited Stores                             0%         (12%)                       (1%)         (7%)
Henri Bendel                             (10%)        (12%)                      (21%)         (4%)
                                    --------    ---------                  ---------     --------
 Total Women's Businesses                 10%         (11%)                        9%         (12%)
                                    --------    ---------                  ---------     --------
Structure                                (14%)          1%                       (10%)          0%
Limited Too                               20%          25%                        21%          30%
Galyan's                                   6%           2%                         2%           3%
                                    --------    ---------                  ---------     --------
 Total Emerging Businesses                (3%)          6%                         0%           7%
                                    --------    ---------                  ---------     --------
Abercrombie & Fitch (through
May 19, 1998)                            N/M           15%                        48%          14%
                                    --------    ---------                  ---------     --------
Total comparable store sales
 increase (decrease)                       6%           0%                         7%          (2%)
                                    ========    =========                  =========     ========
Retail Sales Excluding
 Catalogue and Other:

Retail sales increase attributable
 to net new and remodeled
 stores (1998 excludes impact
 of closing Cacique and split-
 off of A&F)                               2%           7%                         2%           7%

Retail sales per average
 selling square foot                     $68          $64            6%         $133         $122              9%

Retail sales per average
 store (thousands)                      $335         $322            4%         $657         $614              7%

Average store size at end of
 quarter (selling square feet)         4,913        5,004           (2%)

Retail selling square feet at
 end of quarter (thousands)           26,734       28,474           (6%)

Number of Stores:
Beginning of period                    5,599        5,629                      5,640        5,633
 Opened                                   59           80                        123          151
 Disposed                               (159)*          -                       (159)*         (4)
 Closed                                  (58)         (19)                      (163)         (90)
                                    --------    ---------                  ---------     --------
End of period                          5,441        5,690                      5,441        5,690
                                    ========    =========                  =========     ========

*Split-off of Abercrombie & Fitch effective May 19, 1998

                                                 Number of Stores                                 Selling Sq. Ft. (thousands)
                                ------------------------------------------------      ---------------------------------------------
                                                                      Change                                             Change
                                   Aug.  1,         Aug.  2,           From             Aug. 1,          Aug. 2,          From
                                     1998             1997           Prior Year          1998             1997         Prior Year
                                ------------     ------------     --------------      ------------     ------------    ------------
Victoria's Secret Stores                 799              757                 42             3,595            3,433            162
Bath & Body Works                      1,000              844                156             1,954            1,564            390
Cacique                                    -              118               (118)                -              363           (363)
                                ------------     ------------     --------------      ------------     ------------     -----------
 Total Intimate Brands                 1,799            1,719                 80             5,549            5,360            189
                                ------------     ------------     --------------      ------------     ------------     -----------
Express                                  724              751                (27)            4,608            4,738           (130)
Lerner                                   687              757                (70)            5,289            5,803           (514)
Lane Bryant                              770              808                (38)            3,719            3,875           (156)
Limited Stores                           599              648                (49)            3,615            3,891           (276)
Henri Bendel                               1                6                 (5)               35              113            (78)
                                ------------     ------------     --------------      ------------     ------------     -----------
 Total Women's Businesses              2,781            2,970               (189)           17,266           18,420         (1,154)
                                ------------     ------------     --------------      ------------     ------------     -----------
Structure                                537              543                 (6)            2,129            2,132             (3)
Limited Too                              311              310                  1               979              973              6
Galyan's                                  13                9                  4               811              488            323
                                ------------     ------------     --------------      ------------     ------------    -----------
 Total Emerging Businesses               861              862                 (1)            3,919            3,593            326
                                ------------     ------------     --------------      ------------     ------------    -----------
Abercrombie & Fitch                        -              139               (139)                -            1,101         (1,101)
                                ------------     ------------     --------------      ------------     ------------    -----------
Total stores and selling
   square feet                         5,441            5,690               (249)           26,734           28,474         (1,740)
                                ============     ============     ==============      ============     ============    ===========


Net Sales
---------

Net sales for the second quarter of 1998 increased 3% over the second quarter of 1997, primarily as a result of the 6% increase in comparable store sales, offset by a 4% decrease from the A&F split-off and the Cacique closing and decreases resulting from closed stores. During the second quarter of 1998, the Company opened 59 new stores, remodeled 130 stores, closed 58 stores and disposed of 159 stores via the A&F split-off. Net sales for the twenty-six weeks ended August 1, 1998 increased 6% as compared to the same period in 1997 primarily as a result of a 7% increase in comparable store sales.

Sales at the Intimate Brands businesses for the second quarter of 1998 increased 6% over the same period last year. The increase was attributable to the net addition of new and remodeled stores, a 2% increase in comparable store sales and a 3% increase in catalogue net sales. Year-to-date Intimate Brands sales increased 8% over the same period in 1997, due to the net addition of new and remodeled stores, a 3% increase in comparable store sales, and a 7% increase in catalogue net sales. If the impact of closing Cacique at the end of 1997 were excluded, both the quarter and the year-to-date sales increases would be 3% higher.

Sales at the women's businesses for the second quarter and year-to-date periods of 1998 increased 6% and 5%, compared to the same periods in 1997, primarily due to the 10% and 9% increases in comparable store sales, offset by the impact of closed stores. Substantial improvements in comparable store sales were realized at Express, Lerner and Lane Bryant.

Structure recorded 14% and 10% declines in comparable store sales for the thirteen and twenty-six week periods ended August 1, 1998.

Gross Income
------------

Gross income, expressed as a percentage of sales, increased to 29.5% for the second quarter of 1998 from 26.7% for the second quarter of 1997. The increase, expressed as a percentage of sales, was attributable to a 2.0% increase in merchandise margins and a .9% decrease in buying and occupancy costs. The increase in merchandise margin was attributable to higher initial markup combined with a slightly lower markdown rate over the comparable period last year. Buying and occupancy costs, expressed as a percentage of sales, decreased as a result of leverage from higher sales at the women's businesses and efforts over the past two years to streamline the businesses and close underperforming stores.

The 1998 year-to-date gross income percentage increased 2.4% to 29.4% in 1998 from 27.0% for the same period in 1997, attributable to higher initial markup and lower markdowns and a .6% decline in buying and occupancy.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of sales, increased to 25.8% for the second quarter of 1998 as compared to 23.1% for the second quarter of 1997. This increase was attributable to expenses associated with increased investments in information technology in preparation for the Year 2000, expenses associated with the rollout of the merchandise process redesign and brand building, and an investment in national advertising for Victoria's Secret.

Year-to-date general, administrative and store operating expenses increased as a percentage of sales to 26.1% in 1998 compared to 23.8% in 1997. This increase was due primarily to the reasons discussed above.

Operating Income
----------------

Exclusive of special and nonrecurring items described in Note 7, second quarter and year-to-date 1998 operating income, expressed as a percentage of sales, was 3.7% and 3.2%, compared to 3.6% and 3.2%, respectively, for 1997. Increases in gross income were mostly offset by increases in general, administrative and store operating expenses resulting in a 5% second quarter operating income growth. Gains in operating income at Express, Lane Bryant and Lerner were more than offset by significant declines in second quarter operating results at Structure and Limited Stores.

Interest Expense
----------------



                                          Second  Quarter                Year-to-Date
                                     -----------------------      -------------------------
                                       1998           1997          1998            1997
                                     --------      ---------      --------       ----------
Average Borrowings (millions)          $753            $767          $744            $780
Average Effective Interest Rate        8.72%           8.49%         8.65%           8.42%

Interest expense increased $.1 million and decreased $.7 million in the second quarter and year-to-date periods in 1998 from the comparable periods in 1997. The year-to-date decrease was mainly a result of lower average borrowings offset by slightly higher interest rates.

Other Income
------------

Other income increased $8.8 million and $16.1 million in the second quarter and year-to-date periods in 1998 from the comparable periods in 1997 due to interest earned on significantly higher average invested cash balances during 1998.

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


                                                        August 1,          January 31,
                                                           1998               1998
                                                      --------------      -------------
Working Capital                                           $  916,065         $  937,739
                                                      ==============      =============
Capitalization:
  Long-term debt                                          $  650,000         $  650,000
  Shareholders' equity                                     2,000,867          2,044,957
                                                      --------------      -------------
Total Capitalization                                      $2,650,867         $2,694,957
                                                      ==============      =============
Amounts available under
  long-term credit agreements *                           $1,000,000         $1,000,000
                                                      ==============      =============

* In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $91.9 million for the twenty-six weeks ended August 1, 1998 versus $138.9 million last year. The use of cash in both years is principally from the growth of inventories for the Fall selling seasons and the timing of tax payments related to the fourth quarter of the prior years.

Investing activities included capital expenditures of approximately $108 million in 1998 and $107 million in 1997 for new and remodeled stores, and the 1998 proceeds from the sale of the Company's remaining investment in Brylane, Inc.

Cash used for financing activities for 1998 reflects an increase in the quarterly dividend to $.13 per share from $.12 per share and lower commercial paper borrowings at quarter end. Intimate Brands has previously announced authorization by its Board of Directors to repurchase up to four million shares of its common stock on the open market, specifically reserved to cover shares needed for employee benefit plans. At August 1, 1998, Intimate Brands had repurchased approximately two million shares for this program and by the end of August all four million shares were repurchased. In connection with the split-off of Abercrombie & Fitch (see Note 7), the Company paid $47.6 million to settle its intercompany balance at May 19, 1998.

Capital Expenditures
--------------------

Capital expenditures totaled $158.4 million for the twenty-six weeks ended August 1, 1998, compared to $212.5 million for the same period of 1997. The Company anticipates spending $400 to $420 million for capital expenditures in 1998, of which $200 to $220 million will be for new stores, the remodeling of existing stores and related improvements for the retail businesses.

The Company expects that 1998 capital expenditures will be funded with cash from operations.


Information Systems and "Year 2000" Compliance
----------------------------------------------

The Company has completed a comprehensive review of its information systems and is involved in an enterprise-wide program to update computer systems and applications in preparation for the year 2000. The Company will incur internal staff costs as well as outside consulting and other expenditures related to this initiative. Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications are expected to range from $85 to $100 million from 1997 through 2000. Of the total, approximately $50 to $60 million will be capital expenditures related to acquisition and implementation of new package systems. The balance, approximately $35 to $40 million, will be expenses associated with remediation and testing of existing systems. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process from 1997 through 2000. However, incremental expenses could total approximately $30 to $35 million in 1998, of which the majority will impact the first three fiscal quarters of 1998, at a rate of $8 to $10 million per quarter. As of August 1, 1998, the Company has incurred expenses of approximately $16 million relating to the Company's Year 2000 initiatives.

The Company is attempting to contact vendors and others on whom it relies to assure that their systems will be timely converted. However, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems. Furthermore, no assurance can be given that any or all of the Company's systems are or will be Year 2000 compliant, or that the ultimate costs required to address the Year 2000 issue or the impact of any failure to achieve substantial Year 2000 compliance will not have a material adverse effect on the Company's financial condition.


Adoption of New Accounting Standards
------------------------------------

In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain external costs and internal payroll and payroll related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software's useful life. The SOP is effective in the first quarter of 1999.

Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. This SOP requires that entities expense start-up costs and organization costs as they are incurred. The SOP is effective in the first quarter of 1999 and the Company does not anticipate that this SOP will have an adverse effect on the Company's reported results of operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any such forward-looking statements: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

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

         10.19 Employment agreement by and between The Limited, Inc. and V. Ann Hailey dated as of July 27, 1998 with exhibits.

     12.  Statement re: Computation of Ratio of Earnings to Fixed Charges.

     15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

     27.  Financial Data Schedule.

(b)    Reports on Form 8-K.
       -------------------

       i. On May 7, 1998 the Company filed a report on Form 8-K which included an exhibit containing a press release dated May 7, 1998.

      ii. On May 14, 1998 the Company filed a report on Form 8-K which included an exhibit containing a press release dated May 14, 1998.

     iii. On May 19, 1998 the Company filed a report on Form 8-K which included an exhibit containing a press release dated May 19, 1998.

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


Date:  September 14, 1998


____________________________________


* Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

                                 EXHIBIT INDEX
                                 -------------



Exhibit No.     Document
-----------     --------------------------

   10.19 Employment agreement by and between The Limited, Inc. and V. Ann Hailey dated as of July 27, 1998 with exhibits.

   12           Statement re: Ratio of Earnings to Fixed Charges.

   15 Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

   27           Financial Data Schedule.