Form 10-Q
period 1998-10-31
LIMITED INC
filed 1998-12-14
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                        ______________________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998
                               ----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number 1-8344
                                                ------

                            THE LIMITED, INC.
        -----------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Delaware                                     31-1029810
--------------------------------          --------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
           ---------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code  (614)  415-7000
                                                    ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the last 90 days.  Yes  X    No ____
                                        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock                            Outstanding at November 27, 1998
-----------------------                    -------------------------------------
     $.50 Par Value                                   226,307,345 Shares

                               THE LIMITED, INC.

                               TABLE OF CONTENTS

                                                                               Page No.
                                                                               --------
Part I.  Financial Information

  Item 1.  Financial Statements
     Consolidated Statements of Income
          Thirteen and Thirty-nine Weeks Ended
               October 31, 1998 and November 1, 1997...........................    3

     Consolidated Balance Sheets
               October 31, 1998 and January 31, 1998...........................    4

     Consolidated Statements of Cash Flows
          Thirty-nine Weeks Ended
               October 31, 1998 and November 1, 1997...........................    5

       Notes to Consolidated Financial Statements..............................    6

  Item 2.  Management's Discussion and Analysis of
               Results of Operations and Financial Condition...................   11

Part II.  Other Information

  Item 1.  Legal Proceedings...................................................   22

  Item 6.  Exhibits and Reports on Form 8-K....................................   22

                        PART 1 - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share amounts)
                                  (Unaudited)

                                                       Thirteen Weeks Ended                          Thirty-nine Weeks Ended
                                             ----------------------------------------        ---------------------------------------
                                               October 31,              November 1,            October 31,            November 1,
                                                  1998                     1997                   1998                   1997
                                             ----------------         ---------------        ---------------        ----------------
NET SALES                                         $1,999,862              $2,070,559             $6,091,040              $5,920,423

     Cost of Goods Sold, Occupancy and
          Buying Costs                             1,383,119               1,449,577              4,272,913               4,259,063
                                             ----------------         ---------------        ---------------        ----------------

GROSS INCOME                                         616,743                 620,982              1,818,127               1,661,360

     General, Administrative and Store
          Operating Expenses                        (535,757)               (525,750)            (1,604,416)             (1,443,844)

     Special & Nonrecurring Items, Net                     -                  62,785              1,740,030                  62,785
                                             ----------------         ---------------        ---------------        ----------------

OPERATING INCOME                                      80,986                 158,017              1,953,741                 280,301

     Interest Expense                                (17,074)                (17,925)               (49,229)                (50,744)

     Other Income                                     12,561                   6,221                 44,309                  21,876

     Minority Interest                                (6,118)                 (7,631)               (26,659)                (23,910)

     Gain in Connection with Initial
             Public Offering                               -                       -                      -                   8,606
                                             ----------------         ---------------        ---------------        ----------------

INCOME BEFORE INCOME TAXES                            70,355                 138,682              1,922,162                 236,129

     Provision for Income Taxes                       31,000                  59,000                119,000                 104,000
                                             ================         ===============        ===============        ================

NET INCOME                                         $  39,355               $  79,682             $1,803,162              $  132,129
                                             ================         ===============        ===============        ================

NET INCOME PER SHARE:

     Basic                                              $.17                    $.29                  $7.34                    $.49
                                                  ===========              ==========             ==========             ===========

     Diluted                                            $.17                    $.29                  $7.18                    $.48
                                                  ===========              ==========             ==========             ===========

DIVIDENDS PER SHARE                                     $.13                    $.12                  $ .39                    $.36
                                                  ===========              ==========             ==========             ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Thousands)

                                                                     October 31,               January 31,
                                                                         1998                      1998
                                                                   ---------------           ---------------
                             ASSETS                                  (Unaudited)
                             ------
CURRENT ASSETS:
     Cash and Equivalents                                              $    64,799               $   746,395
     Accounts Receivable                                                   101,474                    83,370
     Inventories                                                         1,568,996                 1,002,710
     Store Supplies                                                         95,169                    99,167
     Other                                                                  92,286                    99,509
                                                                   ---------------           ---------------
TOTAL CURRENT ASSETS                                                     1,922,724                 2,031,151

PROPERTY AND EQUIPMENT, NET                                              1,530,705                 1,519,908
RESTRICTED CASH                                                            351,600                   351,600
DEFERRED INCOME TAXES                                                       70,517                    56,586
OTHER ASSETS                                                               412,701                   341,516
                                                                   ---------------           ---------------

TOTAL ASSETS                                                           $ 4,288,247               $ 4,300,761
                                                                   ===============           ===============

               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES:
     Accounts Payable                                                  $   419,939               $   300,703
     Current Portion of Long-term Debt                                     100,000                         -
     Accrued Expenses                                                      689,752                   676,715
     Income Taxes Payable                                                   45,423                   115,994
                                                                   ---------------           ---------------
TOTAL CURRENT LIABILITIES                                                1,255,114                 1,093,412

LONG-TERM DEBT                                                             550,000                   650,000
OTHER LONG-TERM LIABILITIES                                                 57,776                    58,720
MINORITY INTEREST                                                           94,075                   102,072
CONTINGENT STOCK REDEMPTION AGREEMENT                                      351,600                   351,600

SHAREHOLDERS' EQUITY:
     Common Stock                                                          180,352                   180,352
     Paid-in Capital                                                       149,819                   148,018
     Retained Earnings                                                   5,315,969                 3,613,174
                                                                   ---------------           ---------------
                                                                         5,646,140                 3,941,544

     Less:  Treasury Stock, at Average Cost                             (3,666,458)               (1,896,587)
                                                                   ---------------           ---------------
TOTAL SHAREHOLDERS' EQUITY                                               1,979,682                 2,044,957
                                                                   ---------------           ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 4,288,247               $ 4,300,761
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

                      THE LIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)
                                  (Unaudited)

                                                                                       Thirty-nine Weeks Ended
                                                                                 ------------------------------------
                                                                                 October 31,            November 1,
                                                                                     1998                  1997
                                                                                 ------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                                      $ 1,803,162               $ 132,129

  Impact of Other Operating Activities on Cash Flows:
     Net Gain in Connection with Initial Public Offering of Equity Investee                 -                  (5,606)
     Special and Nonrecurring Items, Net of Tax                                    (1,705,030)                (37,785)
     Depreciation and Amortization                                                    214,146                 226,578
     Minority Interest, Net of Dividends Paid                                           9,262                   7,119
     Changes in Assets and Liabilities:
        Accounts Receivable                                                           (19,055)                (44,019)
        Inventories                                                                  (602,993)               (435,563)
        Accounts Payable and Accrued Expenses                                         177,510                 124,877
        Income Taxes                                                                 (121,890)               (209,338)
        Other Assets and Liabilities                                                  (14,102)                (34,240)
                                                                                 ------------           -------------
NET CASH USED FOR OPERATING ACTIVITIES                                               (258,990)               (275,848)
                                                                                 ------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures                                                               (357,813)               (296,363)
  Net Proceeds from Sale of Property and Related Assets                                51,476                 156,731
  Proceeds from Sale of Interest in Investee                                          131,262                 108,259
                                                                                 ------------           -------------
NET CASH USED FOR INVESTING ACTIVITIES                                               (175,075)                (31,373)
                                                                                 ------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Proceeds from Commercial Paper and Other Short-term Borrowings                        -                 101,269
  Dividends Paid                                                                      (94,783)                (97,783)
  Stock Options and Other                                                              44,042                  27,985
  Repurchase of Common Stock                                                          (43,095)                      -
  Settlement of Abercrombie & Fitch Intercompany Account                              (47,649)                      -
  Repurchase of Subsidiary Common Stock, Net                                         (106,046)                      -
                                                                                 ------------           -------------
NET CASH PROVIDED FROM (USED FOR) FINANCING ACTIVITIES                               (247,531)                 31,471
                                                                                 ------------           -------------
NET DECREASE IN CASH AND EQUIVALENTS                                                 (681,596)               (275,750)
  Cash and Equivalents, Beginning of Year                                             746,395                 312,796
                                                                                 ------------           -------------
CASH AND EQUIVALENTS, END OF PERIOD                                               $    64,799               $  37,046
                                                                                 ============           =============


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

     The consolidated financial statements as of October 31, 1998 and for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1997 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of October 31, 1998 and for the thirteen and thirty-nine week periods ended October 31, 1998 and November 1, 1997 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the notes to consolidated financial statements.

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

     Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. The SOP requires that entities expense start-up costs and organization costs as they are incurred. The SOP is effective in the first quarter of 1999.

2.   EARNINGS PER SHARE

     Weighted average common shares outstanding (thousands):

                                                     Thirteen Weeks Ended                       Thirty-nine Weeks Ended
                                             ------------------------------------         ------------------------------------
                                             October 31,            November 1,           October 31,            November 1,
                                                 1998                  1997                   1998                  1997
                                             ------------           -------------         ------------           -------------
        Common shares issued                      379,454                 379,454              379,454                 379,454
        Treasury shares                          (152,141)               (107,334)            (133,693)               (107,659)
                                             ------------           -------------         ------------           -------------
        Basic shares                              227,313                 272,120              245,761                 271,795
        Dilutive effect of stock options
           and restricted shares                    3,739                   3,399                5,403                   1,942
                                             ------------           -------------         ------------           -------------
        Diluted shares                            231,052                 275,519              251,164                 273,737
                                             ============           =============         ============           =============

     Options to purchase 4.9 million and 1.3 million shares of common stock were outstanding at October 31, 1998 and November 1, 1997, but were not included in the computation of earnings per share because the options' exercise price was greater than the average market price of the common shares during the period. In addition, the 18.75 million shares subject to the Contingent Stock Redemption Agreement are excluded from the dilution calculation because their redemption would not have a dilutive effect on earnings per share.

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

4.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net, consisted of (thousands):

                                             October 31,         January 31,
                                                1998                 1998
                                             -------------       -------------
     Property and equipment, at cost           $ 3,171,757         $ 3,104,612

     Accumulated depreciation and
          amortization                          (1,641,052)         (1,584,704)
                                             -------------       -------------

     Property and equipment, net               $ 1,530,705         $ 1,519,908
                                             =============       =============

5.   INCOME TAXES

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended October 31, 1998 and November 1, 1997 approximated $203.5 million and $285.3 million.

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

6.   FINANCING ARRANGEMENTS

     Unsecured long-term debt consisted of (thousands):

                                                October 31,        January 31,
                                                   1998               1998
                                                -----------        -----------
     7 1/2% Debentures due March 2023              $250,000           $250,000
     7 4/5% Notes due May 2002                      150,000            150,000
     9 1/8% Notes due February 2001                 150,000            150,000
     8 7/8% Notes due August 1999                   100,000            100,000
                                                -----------        -----------
                                                    650,000            650,000

     Less current portion of long-term debt         100,000                  -
                                                -----------        -----------
                                                   $550,000           $650,000
                                                ===========        ===========

     The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"). Borrowings outstanding under the Agreement are due September 28, 2002. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on the second and fourth anniversaries of the effective date (September 29, 1997), subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate," as defined, LIBOR, CD-based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 0.1% of the committed amount per annum. The Company is in compliance with covenants contained in the Agreement relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement at October 31, 1998.

     The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. No commercial paper was outstanding at October 31, 1998.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     Interest paid during the thirty-nine weeks ended October 31, 1998 and November 1, 1997 approximated $57.5 million and $59.1 million.

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

     During the first quarter of 1998, the Company recognized a pretax gain of $93.7 million from the sale of its remaining interest in Brylane, Inc., a specialty catalogue retailer. This gain was partially offset by a $5 million pretax charge for severance and other associate termination costs related to the closing of five of six Henri Bendel stores. At October 31, 1998, $4 million of these charges had been paid.

     During the first quarter of 1997, the Company recognized a pretax gain of $8.6 million in connection with the initial public offering of Brylane. During the third quarter of 1997, the Company recognized a net $62.8 million pre-tax gain related to the sale of approximately one-half of its investment in Brylane, partially offset by valuation adjustments on certain investments where the carrying values are permanently impaired.

     During the fourth quarter of 1997, the Company recorded pretax special and nonrecurring charges related to closing the Cacique lingerie business, streamlining the Henri Bendel business from six stores to one store, recognizing charges for impaired assets and closing and downsizing certain stores, principally at the women's businesses. Write-downs related to the $175 million noncash component of the charge were recognized in 1997. Outlays for the cash component of the charge are expected to approximate $70 to $80 million during 1998, leaving a remaining accrual at year-end of $20 to $30 million, principally for contractual obligations. Cash outlays of $39 million during the first three quarters of 1998 were principally related to store closings.

              [LETTERHEAD OF PRICEWATERHOUSECOOPERS APPEARS HERE]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Audit Committee of
 The Board of Directors of
 The Limited, Inc.

We have reviewed the condensed consolidated balance sheet of The Limited, Inc. and Subsidiaries (the Company) at October 31, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week and thirty-nine-week periods ended October 31, 1998 and November 1, 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended (not presented herein); and in our report dated February 20, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/ PricewaterhouseCoopers LLP

                                                PricewaterhouseCoopers LLP

Columbus, Ohio
November 17, 1998

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the third quarter ended October 31, 1998 decreased 3% to $2.0 billion from $2.071 billion last year. However, sales increased 4% in the third quarter after adjusting for the 1997 sales of Abercrombie & Fitch Co. ("A & F"), which became an independent public company in May 1998. Comparable store sales increased 5% for the quarter. Operating income was $81.0 million in 1998 and $158.0 million in 1997. Net income was $39.4 million in 1998 and $79.7 million in 1997. Earnings per diluted share were $.17 in 1998 and $.29 in 1997. In 1997, the Company recognized a $62.8 million pretax gain, or $.14 per diluted share of special and nonrecurring income relating principally to the sale of approximately one-half of the Company's interest in Brylane, Inc. Excluding special and nonrecurring items, operating income decreased 15% compared to $95.2 million last year; net income decreased 6% compared to $41.9 million last year (increased 21% after adjusting for A & F), and earnings per diluted share increased 13% from $.15 per diluted share last year.

Third quarter business highlights include the following:

     The Intimate Brands businesses continued their consistent positive performance trend by recording an 8% operating income increase and a 12% increase in net income.

     Victoria's Secret Stores' operating margin and operating income were higher on a comparable store sales increase of 4%. As expected, Victoria's Secret Catalogue sales decreased 9% as a result of its strategy of fewer, bigger catalogues (higher page counts) and more focused mailings.

     Bath & Body Works delivered a comparable store sales increase of 6% and a substantial increase in operating profits. The net addition of 138 stores contributed to the sales and profit growth.

     The women's businesses continued their sales improvement from the first and second quarters, principally due to a 15% increase in comparable store sales at Express. Overall, the women's businesses reported a 6% increase in comparable store sales. Operating income was down despite the improvement at Express due to declines at Lerner, Lane Bryant and Limited Stores.

     Limited Too continued its strong sales momentum with a 11% comparable store sales gain. Structure continued to struggle with a 2% decrease in comparable store sales and an increased operating loss.

Net sales for the thirty-nine weeks ended October 31, 1998 increased 3% to $6.091 billion compared to $5.920 billion in 1997. Operating income was $1.954 billion compared to $280 million for 1997. Operating income in 1998 included a $93.7 million pretax gain from the sale of the Company's remaining interest in Brylane, Inc., a $5.1 million first quarter pretax charge for severance and other associate termination costs at Henri Bendel and a $1.651 billion second quarter gain from the split-off of A & F. Excluding these special and nonrecurring items, operating income decreased 2% to $214 million (increased 5% after adjusting for A & F). Net income increased to $1.8 billion from $132.1 million in 1997, and earnings per diluted share were $7.18 compared to $.48 in 1997. Excluding special and nonrecurring items and the $8.6 million 1997 gain in connection with the initial public offering of Brylane, Inc., net income increased 11% in 1998 to $98.1 million compared to $88.7 million for 1997 and earnings per share increased to $.39 from $.32 in 1997.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen-week and thirty-nine week periods ended October 31, 1998 to the comparable 1997 periods:

                                                THIRD QUARTER                              YEAR-TO-DATE
                                      ------------------------------          ----------------------------------
                                                              CHANGE                                      CHANGE
                                                               FROM                                        FROM
                                                               PRIOR                                       PRIOR
                                       1998         1997       YEAR           1998           1997          YEAR
                                       ----         ----      ------          ----           ----         ------
NET SALES (MILLIONS):

Victoria's Secret Stores              $  352       $  332        6%            $1,127         $1,046            8%
Victoria's Secret Catalogue              130          143       (9%)              531            519            2%
Bath & Body Works                        218          182       19%               677            572           18%
Cacique (a)                                -           22      N/M                  -             64          N/M
Other                                      9           11      N/M                 20             20          N/M
                                      ------       ------     ----             ------         ------       ------
     Total Intimate Brands               709          690        3%             2,355          2,221            6%
                                      ------       ------     ----             ------         ------       ------

Express                                  357          315       13%               910            785           16%
Lerner                                   218          231       (6%)              636            629            1%
Lane Bryant                              209          218       (4%)              649            639            2%
Limited Stores                           181          177        2%               522            532           (2%)
Henri Bendel (c)                          10           20      N/M                 30             63          N/M
                                      ------       ------     ----             ------         ------       ------
     Total Women's Businesses            975          961        1%             2,747          2,648            4%
                                      ------       ------     ----             ------         ------       ------

Structure                                140          143       (2%)              393            423           (7%)
Limited Too                               97           86       13%               254            213           19%
Galyan's                                  49           34       44%               130            100           30%
Mast and Other                            30            8      N/A                 56              6          N/A
                                      ------       ------     ----             ------         ------       ------
     Total Emerging Businesses           316          271       17%               833            742           12%
                                      ------       ------     ----             ------         ------       ------
     Subtotal                          2,000        1,922        4%             5,935          5,611            6%

Abercrombie & Fitch  (b)                   -          149      N/M                156            309          N/M
                                      ------       ------     ----             ------         ------       ------

     Total Net Sales                  $2,000       $2,071       (3%)           $6,091         $5,920            3%
                                      ======       ======     ====             ======         ======       ======

OPERATING INCOME (MILLIONS):

Intimate Brands                       $   71       $   66        8%            $  267         $  233           15%
Women's Businesses                       (16)          (4)    (300%)              (76)  *        (99)          23%
Emerging Businesses                       26           15       73%                11             59          (81%)
                                      ------       ------     ----             ------         ------       ------
     Subtotal                             81           77        5%               202            193            5%
Special and Nonrecurring Items             -           63      N/A              1,740             63          N/A
Abercrombie & Fitch (b)                    -           18      N/M                 12             25          N/M
                                      ------       ------     ----             ------         ------       ------
     Total Operating Income           $   81       $  158      N/M             $1,954         $  281          N/M
                                      ======       ======     ====             ======         ======       ======

(a)  The Cacique business was closed effective January 31, 1998.

(b) The Abercrombie & Fitch business was split-off effective May 19, 1998 via a tax-free exchange offer. Results up to this date are included in the consolidated financial statements.

(c)  Five of six Henri Bendel stores were closed at the end of 1997.

*The women's businesses exclude a $5 million first quarter charge for special and nonrecurring items (see Note 7).

                                                       THIRD QUARTER                                    YEAR-TO-DATE
                                         -----------------------------------------        ------------------------------------
                                                                            CHANGE                                      CHANGE
                                                                             FROM                                        FROM
                                                                            PRIOR                                        PRIOR
                                            1998             1997            YEAR           1998           1997          YEAR
                                            ----             ----           ------          ----           ----         ------
INCREASE (DECREASE) IN COMPARABLE STORE SALES:

Victoria's Secret Stores                       4%               3%                             4%             9%
Bath & Body Works                              6%               9%                             3%            13%
Cacique                                        -               16%                             -             11%
                                         -------          -------                         ------         ------
     Total Intimate Brands                     4%               5%                             3%            10%
                                         -------          -------                         ------         ------

Express                                       15%             (11%)                           17%           (21%)
Lerner                                        (1%)             (6%)                            7%            (6%)
Lane Bryant                                   (2%)             (1%)                            4%            (1%)
Limited Stores                                 7%             (13%)                            1%            (9%)
Henri Bendel                                  (2%)            (23%)                          (15%)          (11%)
                                         -------          -------                         ------         ------
     Total Women's Businesses                  6%              (8%)                            8%           (11%)
                                         -------          -------                         ------         ------

Structure                                     (2%)             (6%)                           (7%)           (2%)
Limited Too                                   11%              15%                            17%            23%
Galyan's                                       5%               4%                             3%             4%
                                         -------          -------                         ------         ------
     Total Emerging Businesses                 3%               1%                             -              5%
                                         -------          -------                         ------         ------

Abercrombie & Fitch (through
May 19, 1998)                                  -               25%                             -             19%
                                         -------          -------                         ------         ------
Total comparable store sales
     increase (decrease)                       5%              (2%)                            6%            (2%)
                                         =======          =======                         ======         ======

RETAIL SALES EXCLUDING CATALOGUE AND OTHER:

Retail sales increase attributable to net
   new and remodeled stores (1998 change
   excludes impact of closing Cacique
   and split-off of A&F)                         1%             5%                             1%             6%

Retail sales per average selling
  square foot                              $    68        $    67             1%          $  199         $  188           6%

Retail sales per average store
  (thousands)                              $   336        $   332             1%          $  988         $  941           5%

Average store size at end of quarter
  (selling square feet)                      4,917          4,993            (2%)

Retail selling square feet at end of
  quarter (thousands)                       26,854         28,931            (7%)

NUMBER OF STORES:
Beginning of period                          5,441          5,690                          5,640          5,633
  Opened                                        72            129                            195            280
  Disposed                                       -              -                           (159) *           -
  Closed                                       (51)           (25)                          (214)          (119)
                                         -------          -------                         ------         ------
End of period                                5,462          5,794                          5,462          5,794
                                           =======        =======                         ======         ======

*Split-off of Abercrombie & Fitch effective May 19, 1998

                                                 Number of Stores                               Selling Sq. Ft. (thousands)
                                  ---------------------------------------------        --------------------------------------------
                                                                      Change                                               Change
                                                                       From                                                 From
                                   Oct. 31,         Nov. 1,            Prior            Oct. 31,          Nov. 1,          Prior
                                     1998             1997             Year               1998             1997             Year
                                  ----------       ----------       -----------        ----------       -----------      ----------
Victoria's Secret Stores                812              784                28             3,662            3,533              129
Bath & Body Works                     1,044              906               138             2,054            1,728              326
Cacique                                   -              118              (118)                -              363             (363)
                                  ----------       ----------       -----------        ----------       -----------      ----------
 Total Intimate Brands                1,856            1,808                48             5,716            5,624               92
                                  ----------       ----------       -----------        ----------       -----------      ----------

Express                                 706              755               (49)            4,535            4,764             (229)
Lerner                                  677              753               (76)            5,195            5,743             (548)
Lane Bryant                             770              807               (37)            3,740            3,869             (129)
Limited Stores                          593              648               (55)            3,577            3,874             (297)
Henri Bendel                              1                6                (5)               35              113              (78)
                                  ----------       ----------       -----------        ----------       -----------      ----------
 Total Women's Businesses             2,747            2,969              (222)           17,082           18,363           (1,281)
                                  ----------       ----------       -----------        ----------       -----------      ----------


Structure                               534              546               (12)            2,126            2,149              (23)
Limited Too                             311              311                 -               983              976                7
Galyan's                                 14               11                 3               947              641              306
                                  ----------       ----------       -----------        ----------       -----------      ----------
 Total Emerging Businesses              859              868                (9)            4,056            3,766              290
                                  ----------       ----------       -----------        ----------       -----------      ----------

Abercrombie & Fitch                       -              149              (149)                -            1,178           (1,178)
                                  ----------       ----------       -----------        ----------       -----------      ----------

Total stores and selling
 square feet                          5,462            5,794              (332)           26,854           28,931           (2,077)
                                  ==========       ==========       ===========        ==========       ===========      ==========

Net Sales
---------

Net sales for the third quarter of 1998 decreased 3% from the third quarter of 1997. Third quarter net sales increased 4% excluding A&F sales in 1997 as a result of a 5% increase in comparable store sales. Net sales for the thirty-nine weeks ended October 31, 1998 increased 3% as compared to the same period in 1997 as the 6% increase in comparable store sales more than offset a 3% decrease from the split-off of A&F.

Sales at the Intimate Brands businesses for the third quarter of 1998 increased 3% over the same period last year. The increase was attributable to the net addition of 166 new stores, excluding Cacique, and a 4% increase in comparable store sales partially offset by a 9% decrease in catalogue net sales and the loss of Cacique. Year-to-date Intimate Brands sales increased 6% over the same period in 1997, due to the net addition of new stores, a 3% increase in comparable store sales, and a 2% increase in catalogue net sales, partially offset by the loss of Cacique. Adjusted for the impact of closing Cacique, the third quarter sales increase would have been 6% and year-to-date would have been 9%.

Sales at the women's businesses for the third quarter and year-to-date periods of 1998 increased 1% and 4%, compared to the same periods in 1997, primarily due to the 6% and 8% increases in comparable store sales, offset by the impact of closed stores. Express continued its strong comparable store sales results with a 15% increase and Limited Stores increased comparable store sales by 7%, primarily driven by promotional activities. Sales at Lerner and Lane
Bryant declined.

Gross Income
------------

Gross income, expressed as a percentage of sales, increased to 30.8% for the third quarter of 1998 from 30.0% for the third quarter of 1997. Merchandise margins increased slightly, as a result of a 2.6% increase at Intimate Brands more than offsetting declines at the women's businesses and Structure. The increase in the gross income rate was primarily attributable to a .6% improvement in the buying and occupancy rate driven by leverage achieved from a 5% increase in comparable store sales and efforts over the past two years to close underperforming stores.

The year-to-date gross income percentage increased to 29.8% in 1998 from 28.1% for the same period in 1997. This increase is primarily attributable to a 1.3% improvement in margin, expressed as a percentage of sales, due to improved initial mark-up and a .4% improvement in the buying and occupancy rate.

General, Administrative and Store Operating Expenses
----------------------------------------------------

General, administrative and store operating expenses, expressed as a percentage of sales, increased to 26.8% for the third quarter of 1998 as compared to 25.4% for the third quarter of 1997. This increase was attributable to a 2.2% increase at Intimate Brands, a lack of expense leverage at Limited Stores and Structure, expenses associated with increased investments in information technology in preparation for the Year 2000, and expenses associated with the rollout of the merchandise process redesign and brand building.

Year-to-date general, administrative and store operating expenses increased as a percentage of sales to 26.3% in 1998 compared to 24.4% in 1997. This increase was due primarily to the reasons discussed above.

Operating Income
----------------

Exclusive of special and nonrecurring items described in Note 7, third quarter and year-to-date 1998 operating income, expressed as a percentage of sales, was 4.0% and 3.5%, compared to 4.6% and 3.7%, respectively for 1997. Increases in gross income dollars were more than offset by increases in general, administrative and store operating expenses. Gains in third quarter operating income at Express, Limited Too and Intimate Brands were more than offset by declines in operating results at the other Women's businesses and at Structure.

Interest Expense
----------------

                                                    Third Quarter                      Year-to-Date
                                               ------------------------          -------------------------
                                                 1998            1997              1998             1997
                                               ---------        -------          ---------         -------
Average Borrowings (millions)                  $ 840            $ 891            $ 776             $ 817
Average Effective Interest Rate                 8.12%            8.05%            8.46%             8.28%

Interest expense decreased $.9 million and $1.5 million in the third quarter and year-to-date periods in 1998 from the comparable periods in 1997. The year-to-date decrease was mainly a result of lower average short-term borrowings.

Other Income
------------

Other income increased $6.3 million and $22.4 million in the third quarter and year-to-date periods in 1998 from the comparable periods in 1997 due to interest earned on significantly higher average cash balances during 1998.

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

                                                 October 31,        January 31,
                                                    1998               1998
                                                -------------      -------------
Working Capital                                    $  667,610         $  937,739
                                                -------------      -------------

Capitalization:
 Long-term debt                                    $  550,000         $  650,000
 Shareholders' equity                               1,979,682          2,044,957
                                                -------------      -------------

Total Capitalization                               $2,529,682         $2,694,957
                                                =============      =============

Amounts available under
 long-term credit agreements*                      $1,000,000         $1,000,000
                                                =============      =============

* In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $259.0 million for the thirty-nine weeks ended October 31, 1998 versus $275.8 million last year. The use of cash in both years is principally from the growth of inventories for the Fall selling seasons and the timing of tax payments.

Investing activities included capital expenditures of approximately $240 million in 1998 and $156 million in 1997 for new and remodeled stores and proceeds from the sale of approximately 50% of the Company's investment in Brylane, Inc. in both years. Investing activities also included $39 million in expenditures and $51 million in proceeds from the sale of properties associated with the Easton project in 1998 (see "Capital Expenditures" below) and the sale of the Newport office tower in 1997.

Cash used for financing activities for 1998 reflects an increase in the quarterly dividend to $.13 per share from $.12 per share offset by the reduction in shares outstanding from the split-off of A & F. No commercial paper borrowings were outstanding at quarter end in 1998. Intimate Brands repurchased
4.5 million shares for $106.0 million, that are specifically reserved to cover shares needed for employee benefit plans. In addition, the Company repurchased
1.9 million shares in the third quarter with proceeds from stock option exercises and to fund employee benefit plans. In connection with the split-off of A & F (see Note 7), the Company paid $47.6 million to settle its intercompany balance at May 19, 1998.

Capital Expenditures
--------------------

Capital expenditures totaled $358 million for the thirty-nine weeks ended October 31, 1998, compared to $296 million for the same period of 1997. The Company anticipates spending $460 to $480 million for capital expenditures in 1998, of which $200 to $220 million will be for new stores, the remodeling of existing stores and related improvements for the retail businesses.

Significant capital expenditures, other than those classified as store related, include expenditures for Galyan's land and buildings, information technology expenditures for new systems related to the Year 2000 issue, deposits on replacement aircraft, and land acquisition and development costs for the Easton project in Columbus, Ohio. With respect to Easton, the sale of land, buildings and interests in various development projects is expected to more than offset capital expenditures in 1998, and the project is projected to continue to be net cash positive in 1999 and going forward.

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

Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities," was issued in April 1998. The SOP requires that entities expense start-up costs and organization costs as they are incurred. The

SOP is effective in the first quarter of 1999 and the Company does not anticipate that this SOP will have an adverse effect on the Company's reported results of operations.

Year 2000 Readiness Disclosures
-------------------------------

The Year 2000 issue arises primarily from computer programs, commercial systems and embedded chips that will be unable to properly interpret dates beyond the year 1999. The Limited utilizes a variety of proprietary and third party computer technologies - both hardware and software - directly in its businesses. The Company also relies on numerous third parties and their systems' ability to address the Year 2000 issue. The Company's critical information technology (IT) functions include point-of-sale equipment, merchandise distribution, merchandise and non-merchandise procurement, credit card and banking services, transportation, and business and accounting management systems. The Company is using both internal and external resources to complete its Year 2000 initiatives.

In order to address the Year 2000 issue for The Limited, Inc., the Company established a program management office to oversee, monitor and coordinate the company-wide Year 2000 effort. This office has developed and is implementing a Year 2000 plan. The implementation includes five stages, including (i) awareness, (ii) assessment, (iii) renovation/development, (iv) validation, and
(v) implementation. There are several areas of focus: (1) renovation of legacy systems throughout the Company; (2) installation of new software packages to replace legacy systems at five of our operating businesses; (3) assessment of Year 2000 readiness at key vendors and suppliers; and (4) evaluating facilities and distribution equipment with embedded computer technology.

(1) All five stages of Year 2000 implementation for renovation of legacy systems are nearly complete or have been completed for significant IT systems at the Company businesses.

(2) Replacement of significant legacy systems with new software packages for the five operating companies is underway. The validation and implementation stages of these new systems are expected to be substantially complete in or prior to the second quarter of 1999.

(3) A vast network of vendors and suppliers located both within and outside the United States provide the Company with merchandise for resale and supplies for operational purposes. The Company has identified key vendors and suppliers and has begun making inquiries to determine their Year 2000 status. The Company has obtained assurances from a number of its key vendors regarding their Year 2000 status and expects to complete this process in mid-1999. In addition, the Company plans to conduct on-site assessments of certain of its key vendors to further assess such vendors' progress. Also, the Company, along with other major retail organizations, is participating in a national industry Year 2000 survey of over 80,000 suppliers and vendors.

(4) The Company also utilizes various facilities and distribution equipment with embedded computer technology, such as conveyors, elevators, security systems, fire protection systems, and energy management systems. The Company's assessment of these systems is in process and all stages of its efforts are expected to be complete in or prior to the first quarter of 1999.

The Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Company is in the early stages of developing contingency plans, such as alternative sourcing, and identifying the necessary actions that it would need to take if critical systems or service providers were not Year 2000 compliant. The Company expects to finalize these contingency plans by mid-1999.

At the present time, the Company is not aware of any Year 2000 issues that are expected to affect materially its products, services, competitive position or financial performance. However, despite the Company's significant efforts to make its systems, facilities and equipment Year 2000 compliant, the compliance of third party service providers and vendors (including, for instance, governmental entities and utility companies) is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of systems of other companies on which the Company's systems rely, or the failure of key suppliers or other third parties to comply with Year 2000 requirements, will not have a material adverse effect on the Company.

Total expenditures related to remediation, testing, conversion, replacement and upgrading system applications are expected to range from $85 to $100 million from 1997 through 2000. Of the total, approximately $50 to $60 million will be capital expenditures related to acquisition and implementation of new package systems. The balance, approximately $35 to $40 million, will be expenses associated with remediation and testing of existing systems. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance, and writing off legacy systems are not expected to have a material impact on the Company's financial condition in any year during the conversion process from 1997 through 2000.

In 1998, incremental expenses will total approximately $25 to $30 million, of which $23 million has been incurred as of October 31, 1998. In addition, we have incurred significant internal payroll costs (not separately identified) relating to the Company's Year 2000 initiatives.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Report or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Among other things, the foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000-related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1998 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                          PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

          The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

          On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint previously transferred to that court by the United States District Court for the Central District of California. The amended complaint, which had been filed against the Company and certain of its subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association, alleged that the defendants violated the federal False Claims Act by submitting false country of origin records to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI filed a notice of appeal to the United States Court of Appeals for the Sixth Circuit.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.
          --------

          3.   Articles of Incorporation and Bylaws.

               3.1 Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1998.

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

               4.2 Conformed copy of the Indenture dated as of March 15, 1998 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated March 21, 1989.

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

               10.19  Employment agreement by and between The Limited, Inc. and
                      V. Ann Hailey dated as of July 27, 1998 incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

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

                                   THE LIMITED, INC.
                                       (Registrant)



                                   By  /s/  V. Ann Hailey
                                       ------------------
                                       V. Ann Hailey,
                                       Executive Vice President and Chief
                                       Financial Officer*



Date:  December 11, 1998



______________________________

*Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

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