Form 10-K
period 1999-01-30
LIMITED INC
filed 1999-04-21
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  ___________

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the fiscal year ended January 30, 1999
                          ----------------
                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from ______________ to ______________

                         Commission file number 1-8344
                                                ------

                               THE LIMITED, INC.
               -------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                   31-1029810
--------------------------------------                   ------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
organization)                                            Identification No.)


Three Limited Parkway, P.O. Box 16000, Columbus, Ohio    43216
-----------------------------------------------------  ----------
     (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code (614) 415-7000
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class               Name of each exchange on which registered
     --------------------------------  -----------------------------------------
     Common Stock, $.50 Par Value      The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for
the past 90 days.  Yes    X      No
                        -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 26, 1999: $8,328,048,488.

Number of shares outstanding of the registrant's Common Stock as of March 26, 1999: 228,165,712.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report to shareholders for the fiscal year ended January 30, 1999 are incorporated by reference into Part I, Part II and
Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 17, 1999 are incorporated by reference into
Part III.

                                    PART I

ITEM 1.   BUSINESS.

General.

The Limited, Inc., a Delaware corporation (including its subsidiaries, the "Company"), is principally engaged in the purchase, distribution and sale of women's, men's and children's apparel, women's intimate apparel, personal care products, and a wide variety of sporting goods. The Company operates an integrated distribution system which supports its retail activities. These activities are conducted under various trade names primarily through the retail stores and catalogue businesses of the Company. Merchandise is targeted to appeal to customers in various market segments that have distinctive consumer characteristics.

Description of Operations.

General.
-------

As of January 30, 1999, the Company conducted its business in two primary segments: (1) the Apparel segment, which derives its revenues from sales of women's, men's and children's apparel; and (2) Intimate Brands, Inc. ("IBI") (a corporation in which the Company holds an 84.5% interest), which derives its revenues from sales of women's intimate and other apparel, and personal care products and accessories.

Effective May 19, 1998, the Company completed a tax-free exchange offer to establish Abercrombie & Fitch ("A&F") as an independent public company. Further information regarding this transaction is contained in Note 3 of the Notes to the Consolidated Financial Statements included in The Limited, Inc., 1998 Annual Report to Shareholders, portions of which are annexed hereto as Exhibit 13 (the "1998 Annual Report") and are incorporated herein by reference.

The following chart reflects the retail businesses and the number of stores in operation for each segment at January 30, 1999 and January 31, 1998.

                                                   NUMBER OF STORES
                                          ------------------------------------
RETAIL BUSINESSES
-----------------
                                             January 30,         January 31,
                                                1999                1998
                                          ----------------    ----------------
Apparel Businesses
------------------
     Express                                          702                 753
     Lerner New York                                  643                 746
     Lane Bryant                                      730                 773
     The Limited                                      551                 629
     Structure                                        532                 544
     Limited Too                                      319                 312
                                          ----------------    ----------------
           Total Apparel                            3,477               3,757

Intimate Brands
---------------
     Victoria's Secret Stores                         829                 789
     Bath & Body Works                              1,061                 921
                                          ----------------    ----------------
           Total Intimate Brands                    1,890               1,710

Other
-----
     Galyan's Trading Co.                              14                  11
     Henri Bendel                                       1                   6
     Abercrombie & Fitch*                               -                 156
                                          ----------------    ----------------
           Total                                    5,382               5,640
                                          ================    ================

* - The A&F business was split off effective May 19, 1998 via a tax-free exchange offer.


The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:


                           Beginning                                                        End of
       Fiscal Year          of Year         Acquired         Opened          Closed           Year
     -----------------    -------------    ------------    -----------    -------------     ----------
           1994                  4,623               -            358            (114)          4,867
           1995                  4,867               6            504             (79)          5,298
           1996                  5,298               -            470            (135)          5,633
           1997                  5,633               -            315            (308)          5,640
           1998                  5,640               -            251           *(509)          5,382

       * Includes 159 stores from the May 19, 1998 split-off of A&F.

The Company also owns Mast Industries, Inc., a contract manufacturer and apparel importer, and Gryphon Development, Inc. ("Gryphon"), which is a subsidiary of IBI. Gryphon creates, develops and contract manufactures a substantial portion of the personal care products sold by the Company. During fiscal year 1998, the Company purchased merchandise from approximately 4,700 suppliers and factories located throughout the world. In addition to purchases through Mast and Gryphon, the Company purchased merchandise in foreign markets and in the domestic market, some of which is manufactured overseas. The Company's business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, and local business practice and political issues. The Company has established formal policies and procedures designed to address such risks; however, they remain beyond the Company's control. No more than 5% of goods purchased originated from any single manufacturer.

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

The Company views the retail apparel market as having two principal selling seasons, Spring and Fall. As is generally the case in the retail apparel industry, the Company experiences its peak sales activity during the Fall season. This seasonal sales pattern results in increased inventory during the Fall and Christmas holiday selling periods. During fiscal year 1998, the highest inventory level was $1.6 billion at the November 1998 month-end and the lowest inventory level was $1.0 billion at the May 1998 month-end.

Merchandise sales are paid for in cash, by personal check, and with credit cards issued by third parties or credit cards issued by the Company's 31%-owned credit card processing venture, Alliance Data Systems, for customers of Express, Lerner New York, Lane Bryant, Limited, Henri Bendel, Victoria's Secret Stores, Victoria's Secret Catalogue, and Structure.

The Company offers its customers a liberal return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar credit card and service policies.

The following is a brief description of each of the Company's operating businesses, including their respective target markets.


APPAREL BUSINESSES
------------------

Express - is a leading specialty retailer of women's sportswear and accessories.
-------
Express' strategy is to offer new, international fashion to its base of young, style-driven women. Launched in 1980, Express had net sales of $1.4 billion in 1998 and operated 702 stores in 48 states.

Lerner New York - is a leading mall-based specialty retailer of women's
---------------
apparel. The business's strategy is to offer women's fashion with a "New York" feel, under the umbrella of the New York & Company brand. Originally founded in 1918, Lerner New York was purchased by The Limited in 1985. Lerner New York had net sales of $940 million in 1998 and operated 643 stores in 44 states.

Lane Bryant - is the leading specialty store retailer of full-figured women's
-----------
apparel, offering knit tops, sweaters, pants, jeans and intimate apparel for women size 14-plus. Originally founded in 1900, Lane Bryant was acquired by The Limited in 1982. The business had net sales of $933 million in 1998 and operated 730 stores in 46 states.

Limited - is a mall-based specialty store retailer.  The business's strategy is
--------
to focus on classic, sophisticated, modern sportswear for twenty-something American women. Founded in 1963, Limited Stores had net sales of $757 million in 1998 and operated 551 stores in 47 states.

Structure - is a leading mall-based specialty retailer of men's clothing,
---------
offering classic American sportswear. Structure operates 532 stores in 43 states and had net sales of $610 million in 1998.

Limited Too - established in 1987, sells apparel, lifestyle and personal care
-----------
products for fashion-aware, trend-setting young girls, through 319 stores in 43 states. Limited Too had net sales of $377 million in 1998.


INTIMATE BRANDS
---------------

Victoria's Secret Stores - is one of the world's leading specialty retailers of
------------------------
women's intimate apparel and related products. Victoria's Secret Stores (including Victoria's Secret Beauty) operates over 820 stores nationwide and had net sales of $1.8 billion in 1998.

Victoria's Secret Catalogue- is a leading specialty catalogue retailer of
---------------------------
intimate and other women's apparel. At the end of 1998, Victoria's Secret Catalogue launched its own web site, www.VictoriasSecret.com, through which its
products may be purchased worldwide.   Victoria's Secret Catalogue mailed
approximately 406 million catalogues and had net sales of $759 million in 1998.

Bath & Body Works - is the leading mall-based specialty retailer of personal
-----------------
care products. Launched in 1990, Bath & Body Works (including White Barn Candle Company) operates over 1,050 stores nationwide and had net sales of $1.3 billion in 1998.

OTHER
-----

Galyan's - is an operator of full-line sporting goods and apparel superstores in
--------
the Midwestern United States. Galyan's operates 14 stores in six markets, targeting sports enthusiasts. Acquired by The Limited in July 1995, Galyan's had net sales of $220 million in 1998.

Henri Bendel - operates a single specialty store in New York City which features
------------
fashions for sophisticated, higher-income women. The business was purchased by The Limited in 1988 and had net sales of $40 million in 1998. The Limited closed five Henri Bendel stores during 1998.

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage and other information about each of the Company's operating businesses, is set forth under the caption "Management's Discussion and Analysis" of the 1998 Annual Report and is incorporated herein by reference. For the financial results of the Company's reportable operating segments, see Note 13 of the Notes to the Consolidated Financial Statements included in the 1998 Annual Report, incorporated herein by reference.


Competition.

The sale of intimate and other apparel, personal care products and sporting goods through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. Design, price, service, selection and quality are the principal competitive factors in retail store sales. The Company's catalogue business competes with numerous national and regional catalogue merchandisers. Design, price, service, quality, image presentation and fulfillment are the principal competitive factors in catalogue and on-line sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail through stores, catalogues and the Internet.

Associate Relations.

On January 30, 1999, the Company employed approximately 126,800 associates, 92,300 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Christmas season.

ITEM 2.  PROPERTIES.

The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York; Indianapolis, Indiana; Andover, Massachusetts; Kettering, Ohio; Rio Rancho, New Mexico and London, England.

The distribution and shipping facilities owned by the Company consist of nine buildings located in the Columbus, Ohio area and one building in Indianapolis, Indiana. Excluding office space, these buildings comprise approximately 6.3 million square feet.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates between 1999 and 2028 and frequently have renewal options.

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

On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit, where the matter remains pending.

On January 13, 1999, two complaints were filed against the Company and its subsidiary, Lane Bryant, Inc., as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On March 29, 1999, a motion was filed to transfer this action to the United States District Court located on Saipan, and the Company intends to file a motion to dismiss the complaint for failure to state a claim upon which relief can be granted. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, alleges unfair business practices under California law. On March 29, 1999, the Company filed a motion seeking dismissal of this complaint.

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

SUPPLEMENTAL ITEM.  EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of January 30, 1999.

Leslie H. Wexner, 61, has been Chairman of the Board of Directors of the Company for more than five years and its President and Chief Executive Officer since he founded the Company in 1963.

Kenneth B. Gilman, 52, has been Vice Chairman and Chief Administrative Officer of the Company since June 1997. Mr. Gilman was the Vice Chairman and Chief Financial Officer of the Company from June 1993 to June 1997. Mr. Gilman was the Executive Vice President and Chief Financial Officer of the Company for more than five years prior thereto.

V. Ann Hailey, 48, has been Executive Vice President and Chief Financial Officer of the Company since August 1997. Ms. Hailey was Senior Vice President and Chief Financial Officer for Pillsbury from August 1994 to August 1997.

Martin Trust, 64, has been President and Chief Executive Officer of Mast Industries, Inc., a wholly-owned subsidiary of the Company, for more than five years.

Arnold F. Kanarick, 58, has been Executive Vice President and Chief Human Resources Officer since October 1992.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Information regarding markets in which the Company's common stock was traded during fiscal years 1998 and 1997, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal years 1998 and 1997 is set forth under the caption "Market Price and Dividend Information" on page 22 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" on page 3 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 4 through 11 of the 1998 Annual Report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1998 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and directors", "- Committees of the Board of Directors" and "- Security ownership of directors and management" on pages 4 through 9 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 17, 1999 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended is set forth under the caption "EXECUTIVE COMPENSATION - Section 16(a) beneficial ownership reporting compliance" on page 15 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.

ITEM 11.  EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 11 through 15 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security ownership of directors and management" on pages 8 and 9 of the Proxy Statement and "SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS" on page 21 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Nominees and directors" on pages 4 through 6 of the Proxy Statement and "ELECTION OF DIRECTORS - Certain relationships and related transactions" on pages 9 and 10 of the Proxy Statement and is incorporated herein by reference.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)(1)   List of Financial Statements.
              ----------------------------

     The following consolidated financial statements of The Limited, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

       Consolidated Statements of Income for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

       Consolidated Statements of Shareholders' Equity for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

       Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998.

       Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997.

       Notes to Consolidated Financial Statements.

       Report of Independent Accountants.

     (a)(2)   List of Financial Statement Schedules.
              -------------------------------------

     All schedules required to be filed as part of this report pursuant to ITEM 14(d) are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

     (a)(3)   List of Exhibits.
              ----------------

     3.   Articles of Incorporation and Bylaws.

          3.1. Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1988.

          3.2.  Restated Bylaws of the Company.

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

10.    Material Contracts.

       10.1. The 1987 Stock Option Plan of The Limited, Inc., incorporated by reference to Exhibit 28(a) to the Company's Registration Statement on Form S-8 (File No. 33-18533).

       10.2.   Officers' Benefits Plan incorporated by reference to Exhibit
               10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the "1988 Form 10-K").

       10.3. The Limited Deferred Compensation Plan incorporated by reference to Exhibit 10.4 to the 1990 Form 10-K.

       10.4 Form of Indemnification Agreement between the Company and the directors and executive officers of the Company.

       10.5. Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement.

       10.6. The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 33-49871).

       10.7. Contingent Stock Redemption Agreement dated as of January 26, 1996 among the Company, Leslie H. Wexner and The Wexner Children's Trust, incorporated by reference to Exhibit 10.13 to the 1996 Form 10-K.

       10.8. Amendment dated July 19, 1996 to the Contingent Stock Redemption Agreement dated as of January 26, 1996 among the Company, Leslie
               H. Wexner and The Wexner Children's Trust, incorporated by reference to Exhibit 10.14 to the 1996 Form 10-K.

       10.9. The 1997 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 14, 1997.

       10.10. The Limited, Inc. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

       10.11. The Limited, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

       10.12. Employment Agreement by and between The Limited, Inc. and Kenneth B. Gilman dated as of May 20, 1997 with exhibits, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the "1997 Form 10-K").

       10.13.  Employment Agreement by and between The Limited, Inc. and Arnold
               F. Kanarick dated as of May 20, 1997 with exhibits, incorporated by reference to Exhibit 10.21 to the 1997 Form 10-K.

       10.14. Employment Agreement by and between The Limited, Inc. and Martin Trust dated as of May 20, 1997 with exhibits, incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

       10.15. The 1998 Restatement of the Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 20, 1998.

       10.16. Employment Agreement by and between The Limited, Inc. and V. Ann Hailey dated as of July 27, 1998 incorporated by reference to
               Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

11.    Statement re: Computation of Per Share Earnings.

12.    Statement re: Computation of Ratio of Earnings to Fixed Charges.

13. Excerpts from the 1998 Annual Report to Shareholders including "Financial Summary", "Management's Discussion and Analysis", "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Accountants" on pages 3 through 22.

21.    Subsidiaries of the Registrant.

23.    Consent of Independent Accountants.

24.    Powers of Attorney.

27.    Financial Data Schedule.

99.    Annual Report of The Limited, Inc. Savings and Retirement Plan.

(b)    Reports on Form 8-K.
       -------------------

       No reports on Form 8-K were filed during the fourth quarter of fiscal year 1998.

(c)    Exhibits.
       --------

       The exhibits to this report are listed in section (a)(3) of Item 14 above.

(d)    Financial Statement Schedule.
       ----------------------------

       Not applicable.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 19, 1999

                                    THE LIMITED, INC.
                                    (registrant)


                                    By /s/ V. Ann Hailey
                                       ------------------
                                       V. Ann Hailey
                                       Executive Vice President and
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 1999:

     Signature                      Title
     ---------                      -----

/s/ LESLIE H. WEXNER*               Chairman of the Board of Directors,
-------------------------           President and Chief Executive Officer
Leslie H. Wexner


/s/ KENNETH B. GILMAN*              Director, Vice Chairman and
------------------------            Chief Administrative Officer
Kenneth B. Gilman


/s/ ABIGAIL S. WEXNER*              Director
--------------------------
Abigail S. Wexner

/s/ MARTIN TRUST*                   Director
--------------------------
Martin Trust

/s/ EUGENE M. FREEDMAN*             Director
--------------------------
Eugene M. Freedman

/s/ E. GORDON GEE*                  Director
--------------------------
E. Gordon Gee

/s/ DAVID T. KOLLAT*                Director
--------------------------
David T. Kollat

/s/ CLAUDINE MALONE*                Director
--------------------------
Claudine Malone

/s/ LEONARD A. SCHLESINGER*         Director
---------------------------
Leonard A. Schlesinger


/s/ DONALD B. SHACKELFORD*          Director
--------------------------
Donald B. Shackelford

/s/ ALLAN R. TESSLER*               Director
--------------------------
Allan R. Tessler

/s/ RAYMOND ZIMMERMAN*              Director
--------------------------
Raymond Zimmerman



*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.



By /s/ Kenneth B. Gilman
   --------------------------
   Kenneth B. Gilman
   Attorney-in-fact

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.     Document
-----------     ----------------------------------------------------------------


 3.2            Restated Bylaws of the Company.

10.4            Indemnification Agreement.

10.5 Supplemental Schedule of Directors and Executive Officers Who are Parties to an Indemnification Agreement.

 11             Statement re: Computation of Per Share Earnings.

 12             Statement re: Computation of Ratio of Earnings to Fixed Charges.

 13 Excerpts from the 1998 Annual Report to Shareholders including "Financial Summary", "Management's Discussion and Analysis", "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Accountants" on pages 3 through 22.

 21             Subsidiaries of the Registrant.

 23             Consent of Independent Accountants.

 24             Powers of Attorney.

 27             Financial Data Schedule.

 99             Annual Report of The Limited, Inc. Savings and Retirement Plan.