Form 10-Q
period 1999-05-01
LIMITED INC
filed 1999-06-11
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      __________________________________


                                 FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999
                               -----------


                                 OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________



                         Commission file number 1-8344
                                                ------



                               THE LIMITED, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Delaware                                            31-1029810
-------------------------------                                ----------
(State or other jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)




           Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
           ---------------------------------------------------------
               (Address of principal executive offices)  (Zip Code)


Registrant's telephone number, including area code  (614) 415-7000
                                                   -----------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 Yes   X       No
                                     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.50 Par Value            Outstanding at June 7, 1999
        ----------------------------            ---------------------------
                                                     214,080,134 Shares

                               THE LIMITED, INC.

                               TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

Part I. Financial Information

   Item 1. Financial Statements
      Consolidated Statements of Income
         Thirteen Weeks Ended
            May 1, 1999 and May 2, 1998.................................3

      Consolidated Balance Sheets
            May 1, 1999, January 30, 1999 and May 2, 1998...............4

      Consolidated Statements of Cash Flows
         Thirteen Weeks Ended
            May 1, 1999 and May 2, 1998.................................5

      Notes to Consolidated Financial Statements........................6

   Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition..............12

Part II. Other Information

   Item 1. Legal Proceedings...........................................22

   Item 4. Submission of Matters to a Vote of Security Holders.........23

   Item 6. Exhibits and Reports on Form 8-K............................24

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (Thousands except per share amounts)

                                  (Unaudited)


                                                                 Thirteen Weeks Ended
                                                                -----------------------
                                                                May 1,            May 2,
                                                                 1999              1998
                                                                -------           ------
Net sales                                                    $2,104,798         $2,008,077
   Cost of goods sold and buying and occupancy costs          1,444,595          1,421,407
                                                             ----------         ----------
Gross income                                                    660,203            586,670
   General, administrative and store operating expenses        (590,773)          (530,323)

   Special and nonrecurring items, net                                -             88,633
                                                             ----------         ----------

Operating income                                                 69,430            144,980

   Interest expense                                             (16,790)           (15,741)

   Other income                                                  15,331             16,153

   Minority interest                                             (7,425)            (7,923)
                                                             ----------         ----------
Income before income taxes                                       60,546            137,469

   Provision for income taxes                                    27,000             58,000
                                                             ----------         ----------
Net income                                                      $33,546            $79,469
                                                             ----------         ----------
Net income per share:
  Basic                                                            $.15               $.29
                                                             ==========         ==========
  Diluted                                                          $.14               $.28
                                                             ==========         ==========
Dividends per share                                                $.15               $.13
                                                             ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                            May 1,          January 30,           May 2,
                                                             1999               1999               1998
                                                          ----------        -----------         ----------
                                                          (Unaudited)                           (Unaudited)
                    ASSETS
                    ------
Current assets:
  Cash and equivalents                                    $  491,366          $  870,317          $  687,869
  Accounts receivable                                         72,140              77,715              81,602
  Inventories                                              1,170,303           1,119,670           1,056,091
  Store supplies                                              99,947              98,797              96,789
  Other                                                      165,069             151,685              92,422
                                                          ----------          ----------          ----------

Total current assets                                       1,998,825           2,318,184           2,014,773

Property and equipment, net                                1,371,263           1,361,761           1,398,838

Restricted cash                                              351,600             351,600             351,600

Deferred income taxes                                         94,842              48,782              62,237

Other assets                                                 465,602             469,381             421,545
                                                          ----------          ----------          ----------

Total assets                                              $4,282,132          $4,549,708          $4,248,993
                                                          ==========          ==========          ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
   Accounts payable                                         $204,700            $289,947            $277,243
   Current portion of long-term debt                         100,000             100,000                   -
   Accrued expenses                                          649,392             681,515             679,365
   Income taxes                                               52,814             176,473              18,325
                                                          ----------          ----------          ----------

Total current liabilities                                  1,006,906           1,247,935             974,933

Long-term debt                                               550,000             550,000             650,000

Other long-term liabilities                                   58,887              56,010              56,211

Minority interest                                             55,564             110,860             105,574

Contingent stock redemption agreement                        351,600             351,600             351,600

Shareholders' equity:
  Common stock                                               180,352             180,352             180,352
  Paid-in capital                                            158,203             157,214             152,056
  Retained earnings                                        5,536,386           5,537,033           3,657,072
                                                          ----------          ----------          ----------
                                                           5,874,941           5,874,599           3,989,480

  Less: treasury stock, at average cost                   (3,615,766)         (3,641,296)         (1,878,805)
                                                          ==========          ==========          ==========

Total shareholders' equity                                 2,259,175           2,233,303           2,110,675
                                                          ----------          ----------          ----------

Total liabilities and shareholders' equity                $4,282,132          $4,549,708          $4,248,993
                                                          ==========          ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)



                                                                      Thirteen Weeks Ended
                                                                   -------------------------
                                                                   May 1,              May 2,
                                                                    1999                1998
                                                                   ------              ------
Cash flows from operating activities:
   Net income                                                      $ 33,546           $ 79,469

Impact of other operating activities on cash flows:
   Depreciation and amortization                                     75,441             74,722
   Special and nonrecurring items, net                                    -            (53,633)
   Minority interest, net of dividends paid                           2,238              3,502
   Changes in assets and liabilities:
       Accounts receivable                                            5,575              1,768
       Inventories                                                  (50,633)           (53,381)
       Accounts payable and accrued expenses                       (117,370)           (25,910)
       Income taxes                                                (169,719)          (138,320)
       Other assets and liabilities                                   3,865             (2,074)
                                                                   --------           --------

Net cash used for operating activities                             (217,057)          (113,857)
                                                                   --------           --------

Investing activities:
   Net expenditures related to Easton real estate investment         (7,024)            (3,967)
   Capital expenditures                                             (95,260)           (58,213)
   Proceeds from sale of interest in investee                             -            131,262
                                                                   --------           --------

Net cash provided by (used for) investing activities               (102,284)            69,082
                                                                   --------           --------

Financing activities:
   Repurchase of subsidiary common stock                            (56,569)                 -
   Dividends paid                                                   (34,193)           (35,571)
   Stock options and other                                           31,152             21,820
                                                                   --------           --------

Net cash used for financing activities                              (59,610)           (13,751)
                                                                   --------           --------

Net decrease in cash and equivalents                               (378,951)           (58,526)
   Cash and equivalents, beginning of year                          870,317            746,395
                                                                   --------           --------

Cash and equivalents, end of period                                $491,366           $687,869
                                                                   ========           ========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   Basis of Presentation

     The consolidated financial statements include the accounts of The Limited, Inc. (the "Company") and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements as of and for the thirteen week period ended May 2, 1998 include the results of Abercrombie & Fitch ("A&F"), which was established as an independent company on May 19, 1998.

     Investments in other entities (including joint ventures) where the Company has the ability to significantly influence operating and financial policies are accounted for on the equity method.

     Certain amounts on previously reported financial statement captions have been reclassified to conform with current period presentation.

     The consolidated financial statements as of and for the periods ended May 1, 1999 and May 2, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of May 1, 1999 and for the thirteen week periods ended May 1, 1999 and May 2, 1998 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements.

2.   Earnings Per Share

     Weighted average common shares outstanding (thousands):



                                                                     Thirteen Weeks Ended
                                                                  --------------------------
                                                                   May 1,            May 2,
                                                                    1999              1998
                                                                  ---------        ---------
     Common shares issued                                           379,454          379,454
     Treasury shares                                               (151,722)        (105,616)
                                                                   --------         --------

     Basic shares                                                   227,732          273,838
     Dilutive effect of stock options and restricted shares           7,815            5,524
                                                                   --------         --------

     Diluted shares                                                 235,547          279,362
                                                                   ========         ========

     The computation of earnings per diluted share excludes options to purchase
     0.1 million shares of common stock that were outstanding at quarter-end for 1999 and 1998, because the options' exercise price was greater than the average market price of the common shares.

3.   Inventories

     The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Valuation of finished goods inventories is based principally upon the lower of average cost or market determined on a first-in, first-out basis, utilizing the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.


4.   Property and Equipment, Net

     Property and equipment, net, consisted of (thousands):

                                                       May 1,           January 30,           May 2,
                                                        1999               1999                1998
                                                     -----------        -----------         ----------
     Property and equipment, at cost                 $3,057,350          $3,014,084         $3,004,913
     Accumulated depreciation and
          amortization                               (1,686,087)         (1,652,323)        (1,606,075)
                                                     ----------          ----------         ----------

     Property and equipment, net                     $1,371,263          $1,361,761         $1,398,838
                                                     ==========          ==========         ==========

5.   Income Taxes

     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 1, 1999 and May 2, 1998 approximated $196.7 million and $154.7 million.

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

6.   Financing Arrangements

     Unsecured long-term debt consisted of (thousands):

                                                        May 1,              January 30,             May 2,
                                                         1999                  1999                  1998
                                                     -----------            -----------         -----------
     7 1/2% Debentures due March 2023                 $250,000                $250,000             $250,000
     7 4/5% Notes due May 2002                         150,000                 150,000              150,000
     9 1/8% Notes due February 2001                    150,000                 150,000              150,000
     8 7/8% Notes due August 1999                      100,000                 100,000              100,000
                                                      --------                --------             --------
                                                       650,000                 650,000              650,000
    Less: current portion of long-term debt            100,000                 100,000                    -
                                                      --------                --------             --------
                                                      $550,000                $550,000             $650,000
                                                      ========                ========             ========

    The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"), established on September 29,1997 (the "Effective Date"). Borrowings outstanding under the Agreement are due September 28, 2002. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on the second and fourth anniversaries of the Effective Date, subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate," as defined, LIBOR, CD-based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 0.1% of the committed amount per annum.

     The Agreement contains covenants relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement at May 1, 1999.

     The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. No commercial paper was outstanding at May 1, 1999.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     The Company periodically enters into interest rate swap agreements with the intent to manage interest rate exposure. At May 1, 1999 the Company has an interest rate swap position of $100 million notional principal amount outstanding. This contract effectively changed the Company's interest rate exposure on $100 million of variable rate debt to a fixed rate of 8.09% through July 2000.

     Interest paid during the thirteen weeks ended May 1, 1999 and May 2, 1998 approximated $25.1 million and $24.1 million.

7.   Segment Information

     The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company determines operating segments based on a business' operating characteristics. Reportable segments were determined based on similar economic characteristics, the nature of products and services, and the method of distribution. The apparel segment derives its revenues from sales of women's, men's, and children's apparel. The Intimate Brands segment derives its revenues from sales of women's intimate and other apparel, and personal care products and accessories. Sales outside the United States were immaterial.


     The Company and Intimate Brands Inc. ("IBI") have entered into intercompany agreements for services that include merchandise purchases, capital expenditures, real estate management and leasing, inbound and outbound transportation and corporate services. These agreements specify that identifiable costs be passed through to IBI and that other services-related costs be allocated in accordance with the intercompany agreement. Costs are passed through and allocated to the apparel businesses in a similar manner.

     Segment information for the thirteen weeks ended May 1, 1999 and May 2, 1998 follows (in thousands):

                             Apparel           Intimate                           Reconciling
      1999                 Businesses           Brands            Other (A)         Items               Total
--------------------    ----------------    ---------------    -------------     --------------       ----------
Net sales                 $1,158,276          $  877,821        $   68,701                  -         $2,104,798

Intersegment sales           106,317                   -                 -          $(106,317) (B)             -

Operating income (loss)       (8,000)             84,194            (6,764)                 -             69,430

Total assets               1,287,674           1,133,506         2,020,129           (159,177) (D)     4,282,132


                            Apparel           Intimate                           Reconciling
      1998                 Businesses           Brands            Other (A)         Items                 Total
--------------------    ----------------    ---------------    -------------     --------------         ----------
Net sales                  $1,055,301          $ 770,868          $181,908               -              $2,008,077

Intersegment sales             96,721                  -                 -        $(96,721) (B)                  -

Operating income (loss)       (27,483)            71,418            12,412          88,633 (C)              144,980

Total assets                1,182,043          1,224,539         2,023,232        (180,821) (D)           4,248,993

(A) Included in the "Other" category are Galyan's Trading Co., Henri Bendel, A&F (through May 19, 1998), non-core real estate, and corporate, none of which are significant operating segments.

(B)  Represents intersegment sales elimination.

(C) 1998 special and nonrecurring items: 1) a $93.7 million gain from the sale of the Company's remaining interest in Brylane; and 2) a $5.1 million charge for severance and other associate termination costs related to the closing of Henri Bendel stores. These special items relate to the "Other" category.

(D)  Represents intersegment receivable/payable elimination.

8.   Special Items

     During the first quarter of 1998, the company recognized a pretax gain of $93.7 million from the sale of 2.57 million shares at $51 per share, representing its remaining interest in Brylane, Inc. This gain was partially offset by a $5.1 million pretax charge for severance and other associate termination costs related to the closing of five of six Henri Bendel stores. The severance charge was paid in 1998.

     As a result of a plan adopted in connection with a 1997 review of the Company's retail businesses and investments as well as implementation of initiatives intended to promote and strengthen the Company's various retail brands (including closing businesses, identification and disposal of non-core assets and identification of store locations not consistent with a particular brand), the Company recognized special and nonrecurring charges of $276 million during the fourth quarter of 1997. The plan included closing the Cacique lingerie business effective January 31, 1998, streamlining the Henri Bendel business from six stores to one store (the five stores were closed by August 1, 1998), recognizing impaired asset charges and closing and downsizing certain stores, principally at the women's apparel businesses.

     The $276 million in special and nonrecurring charges were made up of the following components: 1) asset write-downs of $67 million, all of which were taken in 1997; 2) impaired asset charges of $86 million, all of which were taken in 1997; 3) other liabilities such as severance and cancellations of merchandise on order of $16 million, all of which were paid in 1998; and 4) store closing and lease termination liabilities of $107 million, of which $32 million were paid in 1998 and $4 million of which were paid in the first quarter of 1999, leaving a $71 million liability at May 1, 1999.

     The $71 million liability relates principally to future payments and estimated settlement amounts for store closings and downsizings and will continue until final payments to landlords are made, currently scheduled
     through the year 2016.   Unless settlements with landlords occur before the
     end of such lease periods, completion will run the full lease term. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continued rent payments.

     No accruals related to these charges were reversed or recorded in operating income during the first quarter of 1999 or fiscal year 1998.

9.   Subsequent Events

     On May 3, 1999, the Company announced the following:

     . The commencement of an issuer tender offer to purchase up to 15 million shares of its common stock. The repurchase was made through a "Dutch Auction" tender offer and was completed June 3, 1999, with 15,000,000 shares purchased at a price of $50 per share.

     . The Contingent Stock Redemption Agreement ("the Agreement") was rescinded, thereby making available the $351.6 million in cash that previously had been held on a restricted basis to honor the Company's obligations under the Agreement. This cash and other available funds were utilized to repurchase shares under the self-tender.

     . The Company's plan to establish Limited Too as a fully independent public company through a 100% spin-off to The Limited, Inc. shareholders. The tax-free spin-off is expected to occur in late July or August 1999.

     . The Company has signed an agreement pursuant to which an affiliate of
       Freeman, Spogli & Co. (together with Galyan's Trading Co. management)
       will purchase a 60% interest in Galyan's Trading Co.    After the
       transaction, the Company will retain a 40% interest in Galyan's. In addition, the Company expects to sell certain property for cash to a third party, which will then lease the property to Galyan's under operating leases. The Company expects to receive cash proceeds from these transactions of approximately $190 million. The Galyan's transaction, which remains subject to financing, is expected to close in the second quarter of 1999.

     Additionally, effective May 19, 1999, the Company issued $300 million of floating rate notes. The notes are senior, unsecured obligations and are repayable as follows: $100 million due May 2000, $100 million due November 2000 and $100 million due May 2001. Interest is based on LIBOR and is payable quarterly in arrears commencing August 22, 1999. The Company, at its option, may redeem any series of notes, in whole, on any interest payment date. The Company expects to use the net proceeds from the notes for general corporate purposes.

[LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP APPEARS HERE]


                       Report of Independent Accountants



To the Audit Committee of
The Board of Directors of
The Limited, Inc.



We have reviewed the condensed consolidated balance sheets of The Limited, Inc. and Subsidiaries (the "Company") at May 1, 1999 and May 2, 1998, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods ended May 1, 1999 and May 2, 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
May 17, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

Net sales for the first quarter of 1999 increased 5% to $2.105 billion from $2.008 billion in 1998. Operating income decreased to $69.4 million, from $145.0 million in 1998. Operating income in the first quarter of 1998 included a $93.7 million pretax gain from the sale of the Company's remaining interest in Brylane, Inc. that was partially offset by a $5.1 million charge for severance and other associate termination costs at Henri Bendel. Net income decreased to $33.5 million from $79.5 million in 1998, and earnings per share decreased to $.14 from $.28 in 1998. In the first quarter of 1998, special and nonrecurring items contributed $53.2 million of net income and $0.19 earnings per share.

Business highlights for the first quarter of 1999 include the following:


 . Intimate Brands, Inc. ("IBI"), led by strong performances at Victoria's Secret
  Stores and Bath & Body Works, reported earnings per share of $0.19, compared to $0.16 in 1998. Operating income increased 18% and net income increased
  13%.

 . Victoria's Secret Stores' sales increased 17% to $422.8 million, reflecting a comparable store sales increase of 13%. Operating income grew 26%. Sales were driven by three new product launches including `Body by Victoria', the most successful launch in the brand's history. These product launches were supported by national television advertising.

 . Bath & Body Works' sales increased 26% to $258.1 million, with comparable stores sales increasing 13%. Operating income grew 24%. Overall, the brand experienced solid customer response to its unique product offerings and continued strong sales of White Barn Candle Co. home fragrance products.

 . The apparel businesses continued to show improvement driven by a 12% increase in comparable store sales. The sales increase contributed to an additional $19.5 million in operating income versus last year.

 . Express' comparable store sales increased 16%. Improved merchandise margins and expense leverage led to a significant improvement in Express' operating income rate. Similar factors also resulted in Lane Bryant (9% comparable store sales increase) and Limited Too (10% comparable store sales increase) delivering improved operating income rates in the first quarter of 1999.

 . Lerner New York reported a comparable store sales increase of 23%. Lerner also reported significant improvement in its operating income rate, primarily due to expense leverage.

Financial Summary
-----------------

The following summarized financial data compares the thirteen week period ended May 1, 1999 to the comparable 1998 period:



                                            First Quarter       First Quarter         % Change
                                                 1999                1998          From Prior Year
                                            -------------       -------------      ---------------
Net Sales (millions):
Express                                        $  301              $  269                12%
Lerner New York                                   236                 202                17%
Lane Bryant                                       223                 211                 6%
The Limited                                       166                 171                (3%)
Structure                                         123                 121                 2%
Limited Too                                        95                  82                16%
Other (principally Mast)                           14                   -                N/M
                                             ----------          ----------          ---------
  Total apparel businesses                     $1,158              $1,055                10%
                                             ----------          ----------          ---------

Victoria's Secret Stores                       $  423              $  362                17%
Victoria's Secret Catalogue                       194                 199                (3%)
Bath & Body Works                                 258                 205                26%
Other                                               3                   5                N/M
                                             ----------          ----------          ---------
  Total Intimate Brands                        $  878              $  771                14%
                                             ----------          ----------          ---------
Henri Bendel                                        9                  12               (25%)
Galyan's Trading Co.                               60                  36                67%
Abercrombie & Fitch*                                -                 134              (100%)
                                             ----------          ----------          ---------
   Total net sales                             $2,105              $2,008                 5%
                                             ==========          ==========          =========


                                            First Quarter       First Quarter         % Change
                                                 1999                1998          From Prior Year
                                            -------------       -------------      ---------------
Operating Income (Loss) (millions):
Apparel businesses                             $   (8)             $  (27)               70%
Intimate Brands                                    84                  71                18%
Other                                              (7)                 12                N/M
                                             ----------          ----------          ---------
Subtotal                                           69                  56                23%
Special items                                       -                  89**              N/M
                                             ----------          ----------          ---------
Total operating income                         $   69              $  145               (52%)
                                             ==========          ==========          =========


                                            First Quarter       First Quarter         % Change
                                                 1999                1998          From Prior Year
                                            -------------       -------------      ---------------
Comparable Store Sales:
Express                                           16%                 20%
Lerner New York                                   23%                 10%
Lane Bryant                                        9%                  5%
The Limited                                        5%                 (2%)
Structure                                          3%                 (5%)
Limited Too                                       10%                 23%
                                             ----------          ----------
  Total apparel businesses                        12%                  8%
                                             ----------          ----------

Victoria's Secret Stores                          13%                  6%
Bath & Body Works                                 13%                 (1%)
                                             ----------          ----------
  Total Intimate Brands                           13%                  4%
                                             ----------          ----------

Henri Bendel                                       8%                (27%)
Galyan's Trading Co.                              10%                 (2%)
Abercrombie & Fitch*                               -                  48%
                                             ----------          ----------
Total comparable store sales increase             12%                  8%
                                             ==========          ==========

Retail sales increase attributable to new
 and remodeled stores                              2%                  2%
Retail sales per average selling
 square foot
  Apparel businesses                              $59                 $51                  16%
  Intimate Brands                                $116                $105                  10%
Retail sales per average store (thousands)
  Apparel businesses                             $333                $285                  17%
  Intimate Brands                                $355                $327                   9%
Average store size at end of
 quarter (selling square feet)
  Apparel businesses                            5,613               5,617
  Intimate Brands                               3,047               3,101
Retail selling square feet (thousands)         26,117              28,000

Number of Stores:
Beginning of year                               5,382               5,640
  Opened                                           84                  64
  Closed                                         (108)               (105)
                                             ----------          ----------
End of period                                   5,358               5,599
                                             ==========          ==========

  * The Abercrombie & Fitch ("A&F") business was split-off effective May 19, 1998 via a tax-free exchange offer. The first quarter of 1998 includes the results of A&F.

 ** 1998 special and nonrecurring items: 1) a $93.7 million gain from the sale of the Company's remaining interest in Brylane; and 2) a $5.1 million charge for severance and other associate termination costs related to the closing of Henri Bendel stores. These special items relate to the "Other" category.

N/M Not meaningful


                                                Number of Stores                         Selling Sq. Ft. (thousands)
                                       --------------------------------------        -----------------------------------
                                                                    Change                                      Change
                                       May 1,        May 2,       From Prior         May 1,        May 2,     From Prior
                                       1999           1998           Year             1999          1998         Year
                                       ------        ------       ----------         ------        ------     ----------
Express                                   694           735            (41)           4,462          4,674        (212)
Lerner New York                           633           697            (64)           4,891          5,391        (500)
Lane Bryant                               705           773            (68)           3,422          3,735        (313)
The Limited                               514           614           (100)           3,166          3,709        (543)
Structure                                 524           540            (16)           2,080          2,135         (55)
Limited Too                               321           313              8            1,014            983          31
                                        -----         -----          -----           ------         ------      ------
  Total apparel businesses              3,391         3,672           (281)          19,035         20,627      (1,592)
                                        -----         -----          -----           ------         ------      ------

Victoria's Secret Stores                  849           797             52            3,764          3,580         184
Bath & Body Works                       1,101           960            141            2,177          1,868         309
                                        -----         -----          -----           ------         ------      ------
  Total Intimate Brands                 1,950         1,757            193            5,941          5,448         493
                                        -----         -----          -----           ------         ------      ------

Henri Bendel                                1             1              -               35             35           -
Galyan's Trading Co.                       16            11              5            1,106            641         465
Abercrombie & Fitch                         -           158           (158)               -          1,249      (1,249)
                                        -----         -----          -----           ------         ------      ------
  Total stores and selling sq. ft.      5,358         5,599           (241)          26,117         28,000      (1,883)
                                        =====         =====          =====           ======         ======      ======

Net Sales
---------

Net sales for the first quarter of 1999 increased 5% to $2.105 billion from $2.008 billion in 1998. A 12% comparable store sales increase was partially offset by the loss of A&F sales following the May 19, 1998 split-off and by a net reduction of 83 stores (excluding A&F).

Net sales at IBI for the first quarter of 1999 increased 14% to $878 million from $771 million in 1998. This increase was primarily due to a 13% comparable store sales increase and the net addition of 193 stores at Bath & Body Works and Victoria's Secret Stores.

In the apparel businesses, net sales for the first quarter of 1999 increased 10% to $1.158 billion from $1.055 billion in 1998. A 12% increase in comparable store sales more than offset a net reduction of 281 stores. Lerner New York and Express led the apparel businesses with comparable store sales increases of 23% and 16%.

Gross Income
------------

The first quarter of 1999 gross income rate (expressed as a percentage of sales) increased to 31.4% from 29.2% for the first quarter of 1998. Improvement was realized at both the apparel businesses and IBI. The apparel businesses' gross income rate increased primarily due to positive buying and occupancy expense leverage, partially offset by a slight decrease in merchandise margin rate. The buying and occupancy expense leverage resulted from increased sales (particularly at Express and Lerner New York) and the benefit of closed stores. The IBI gross income rate increased principally due to an increase in merchandise margin rate (representing gross income before deduction of buying and occupancy costs), resulting from higher initial markups and reduced markdowns, particularly at Victoria's Secret Stores.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The first quarter of 1999 general, administrative and store operating expense rate (expressed as a percentage of sales) increased to 28.1% from 26.4% in 1998. This increase was primarily attributable to a 2.4% rate increase at IBI, primarily due to an increase in national advertising investment for the Victoria's Secret brand. In addition, the increase was driven by a shift in the mix of net sales to Bath and Body Works, which has higher general, administrative and store operating expense rates due to significantly smaller stores. The apparel businesses rate increase of 0.5% reflects investments associated with the rollout of the merchandise process redesign and brand building activities, including investments in store staffing.

Special and Nonrecurring Items
------------------------------

During the first quarter of 1998, the company recognized a pretax gain of $93.7 million from the sale of 2.57 million shares at $51 per share, representing its remaining interest in Brylane, Inc. This gain was partially offset by a $5.1 million pretax charge for severance and other associate termination costs related to the closing of five of six Henri Bendel stores. The severance charge was paid in 1998.

As a result of a plan adopted in connection with a 1997 review of the Company's retail businesses and investments as well as implementation of initiatives intended to promote and strengthen the Company's various retail brands (including closing businesses, identification and disposal of non-core assets and identification of store locations not consistent with a particular brand), the Company recognized special and nonrecurring charges of $276 million during
the fourth quarter of 1997.   The plan included closing the Cacique lingerie
business effective January 31, 1998, streamlining the Henri Bendel business from six stores to one store (the five stores were closed by August 1, 1998), recognizing impaired asset charges and closing and downsizing certain stores, principally at the women's apparel businesses.

The $276 million in special and nonrecurring charges were made up of the following components: 1) asset write-downs of $67 million, all of which were taken in 1997; 2) impaired asset charges of $86 million, all of which were taken in 1997; 3) other liabilities such as severance and cancellations of merchandise on order of $16 million, all of which were paid in 1998; and 4) store closing and lease termination liabilities of $107 million, of which $32 million were paid in 1998 and $4 million of which were paid in the first quarter of 1999, leaving a $71 million liability at May 1, 1999.

The $71 million liability relates principally to future payments and estimated settlement amounts for store closings and downsizings and will continue until final payments to landlords are made, currently scheduled through the year 2016. Unless settlements with landlords occur before the end of such lease periods, completion will run the full lease term. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continued rent payments.

No accruals related to these charges were reversed or recorded in operating income during the first quarter of 1999 or fiscal year 1998.

The $86 million of impairment charges reduced depreciation by approximately $18 million in fiscal year 1998 and will have a similar impact in fiscal year 1999.

Operating Income
----------------

The first quarter of 1999 operating income rate (expressed as a percentage of sales) was 3.3% versus 7.2% for 1998. Excluding special and nonrecurring items, the first quarter 1998 operating income rate was 2.8%. The improvement in the operating income rate (excluding special and nonrecurring items) was driven by the gross income rate increase of 2.2% more than offsetting the increase in general, administrative and store operating expense rate of 1.7%.

Interest Expense
----------------



                                                         First Quarter
                                                    -----------------------
                                                       1999         1998
                                                    ----------   ----------
Average borrowings (millions)                         $803.8       $734.4
Average effective interest rate                        8.36%        8.57%


Interest expense was $16.8 million in the first quarter of 1999, up $1.1 million over 1998. The increase was due to an increase in average commercial paper borrowings.

Other Income
------------

Other income was $15.3 million in the first quarter of 1999, down from $16.1 million in 1998. The decrease was due to lower average invested cash balances and lower interest rates on those balances in 1999.

FINANCIAL CONDITION

The Company's consolidated balance sheet as of May 1, 1999 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):




                                              May 1,          January 30,        May 2,
                                               1999              1999             1998
                                            ----------       ------------      ----------
Working capital                             $  991,919        $1,070,249       $1,039,840
                                            ==========        ==========       ==========
Capitalization:
  Long-term debt                            $  550,000        $  550,000       $  650,000
  Shareholders' equity                       2,259,175         2,233,303        2,110,675
                                            ----------        ----------       ----------
Total capitalization                        $2,809,175        $2,783,303       $2,760,675
                                            ==========        ==========       ==========
Additional amounts available under
  long-term credit agreements               $1,000,000        $1,000,000       $1,000,000
                                            ==========        ==========       ==========

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $217.1 million in the first quarter of 1999 versus $113.9 million in the first quarter last year. The $103.2 million increase in net cash used was primarily attributable to decreases in accounts payable and accrued expenses compared to the same period last year (primarily due to timing of rent payments), and an increase in income tax payments.

Investing activities included capital expenditures, primarily for new and remodeled stores, and in 1998, proceeds from the sale of the Company's remaining investment in Brylane, Inc.

Financing activities for the first quarter of 1999 reflected the IBI stock repurchase initiated during January 1999. In the first quarter, IBI repurchased 1,387,000 shares from its public shareholders for $56.6 million. Additionally, IBI repurchased 7,578,000 shares from The Limited at the same weighted average per share price, which had no net cash flow impact to the Limited. Financing activities also reflected an increase in the quarterly dividend from $0.13 per share to $0.15 per share, which was more than offset by a lower number of outstanding shares.

Future Cash Flows
-----------------

On May 3, 1999, the Company announced the following transactions impacting the Company's future cash flows:

 . The commencement of an issuer tender offer to purchase up to 15 million shares of its common stock. The repurchase was made through a "Dutch Auction" tender offer and was completed June 3, 1999, with 15,000,000 shares purchased at a price of $50 per share.

 . The Contingent Stock Redemption Agreement (the "Agreement") was rescinded, thereby making available the $351.6 million in cash that previously had been held on a restricted basis to honor the Company's obligations under the Agreement. This cash and other available funds were utilized to repurchase shares under the self-tender.

 . The Company's plan to establish Limited Too as a fully independent public company through a 100% spin-off to The Limited, Inc. shareholders. As part of the transaction, the Company expects to receive a $50 million dividend from Limited Too. The tax-free spin-off is expected to occur in late July or August 1999.

 . The Company has signed an agreement pursuant to which an affiliate of Freeman,
  Spogli & Co. (together with Galyan's Trading Co. management) will purchase a
  60% interest in Galyan's Trading Co.    After the transaction, the Company
  will retain a 40% interest in Galyan's. In addition, the Company expects to sell certain property for cash to a third party, which will then lease the property to Galyan's under operating leases. The Company expects to receive cash proceeds from these transactions of approximately $190 million. The Galyan's transaction, which remains subject to financing, is expected to close in the second quarter of 1999.

Further information regarding these transactions is contained in the Schedule 13E-4 filed by the Company with the Securities and Exchange Commission on May 4, 1999 (with subsequent amendments), and in Note 9 of the accompanying Notes to Consolidated Financial Statements.

Additionally, effective May 19, 1999, the Company issued $300 million of floating rate notes. The notes are senior, unsecured obligations and are repayable as follows: $100 million due May 2000, $100 million due November 2000 and $100 million due May 2001. Interest is based on LIBOR and is payable quarterly in arrears commencing August 22, 1999. The Company, at its option, may redeem any series of notes, in whole, on any interest payment date. The Company expects to use the net proceeds from the notes for general corporate purposes.

Capital Expenditures
--------------------

Capital expenditures totaled $95.2 million for the first quarter of 1999, compared to $62.2 million for the first quarter of 1998. The Company anticipates spending $440 to $460 million for capital expenditures in 1999, of which $330 to $350 million will be for new stores and for remodeling of and improvements to existing stores. These estimates include capital expenditures related to Galyan's and Limited Too, which will no longer be obligations of the Company subsequent to their divestiture.

The Company expects that 1999 capital expenditures will be funded primarily by net cash provided by operating activities.

INFORMATION SYSTEMS AND "YEAR 2000" COMPLIANCE

The Year 2000 issue arises primarily from computer programs, commercial systems and embedded chips that will be unable to properly interpret dates beyond the year 1999. The Company utilizes a variety of proprietary and third party computer technologies - both hardware and software - directly in its businesses. The Company also relies on numerous third parties and their systems' ability to address the Year 2000 issue. The Company's critical information technology (IT) functions include point-of-sale equipment, merchandise distribution, merchandise and non-merchandise procurement, credit card and banking services, transportation, and business and accounting management systems. The Company is using both internal and external resources to complete its Year 2000 initiatives.

In order to address the Year 2000 issue, the Company established a program management office to oversee, monitor and coordinate the company-wide Year 2000 effort. This office has developed and is implementing a Year 2000 plan. The implementation includes five stages: (i) awareness, (ii) assessment, (iii) renovation/development, (iv) validation, and (v) implementation. There are several areas of focus: (1) renovation of legacy systems throughout the Company;
(2) installation of new software packages to replace legacy systems at five of our operating businesses; (3) assessment of Year 2000 readiness at key vendors and suppliers; and (4) evaluating facilities and distribution equipment with embedded computer technology.

The status of each area of focus is as follows:

(1) All five stages of Year 2000 implementation for renovation of legacy systems are nearly complete or have been completed for significant IT systems at the Company's businesses.

(2) Replacement of significant legacy systems with new software packages has been completed for five of the Company's businesses. The validation and implementation stages of these new systems are expected to be substantially complete in the second quarter of 1999.

(3) A vast network of vendors, suppliers and service suppliers located both within and outside the United States provide the Company with merchandise for resale, supplies for operational purposes and services. The Company has identified key vendors and suppliers and is making inquiries to determine their Year 2000 status. The Company has obtained assurances from a number of its key vendors regarding their Year 2000 status and expects to complete this process in mid-1999. In addition, the Company has completed on-site assessments of certain of its key vendors to further assess such vendors' progress and risks. Also, the Company, along with other major retail organizations, is participating in a national industry Year 2000 survey of over 80,000 suppliers and vendors.

(4) The Company also utilizes various facilities and distribution equipment with embedded computer technology, such as conveyors, elevators, security systems, fire protection systems, and energy management systems. The Company's assessment of these systems is complete and all other stages of its efforts are expected to be complete in the second quarter of 1999.

The Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Company is in the early stages of developing contingency plans, such as alternative sourcing, and identifying the necessary actions that it would need to take if critical systems or service providers were not Year 2000 compliant. The Company expects to finalize these contingency plans in the second half of 1999.

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

Total expenditures incurred through May 1, 1999 related to remediation, testing, conversion, replacement and upgrading system applications were $79 million. Incremental expenses totaled $7 million in the first quarter of 1999. In addition, significant internal payroll costs (not separately identified) were incurred relating to the Company's Year 2000 initiatives.

Total remaining expenditures are expected to range from $6 to $11 million during 1999 and 2000. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance, and writing off legacy systems are not expected to have a material impact on the Company's financial condition during 1999 and 2000.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Among other things, the foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000-related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                          PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

         On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company and certain of its subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit, where the matter remains pending.

         On January 13, 1999, two complaints were filed against the Company and its subsidiary, Lane Bryant, Inc., as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On March 29, 1999, a motion was filed to transfer this action to the United States District Court located on Saipan, and on April 12, 1999, a motion to dismiss the complaint for failure to state a claim upon which relief can be granted was filed. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, alleges unfair business practices under California law. On March 29, 1999, a motion seeking dismissal of this complaint was filed.

         In May 1999, alleged shareholders of the Company filed purported derivative actions in the State of Delaware Court of Chancery, naming as defendants the members of the Company's board of directors and naming the Company as a nominal defendant. The complaints in these actions allege that the rescission of the Contingent Stock Redemption Agreement constituted a waste of corporate assets. One complaint also alleges that the issuer tender offer completed on June 3, 1999 was a "wasteful transaction in its own right." The complaints seek monetary damages in an unspecified amount from the members of the Company's board of directors.

         Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         The Company held its Annual Meeting of Stockholders on May 17, 1999. The matter voted upon and the results of the voting were as follows:

         . Leonard A. Schlesinger, Donald B. Shackelford, Martin Trust and
           Raymond Zimmerman were elected to the Board of Directors for a term of three years. Of the 200,669,404 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows with respect to each of the nominees:

                                      Shares            Shares as to Which
                                     Voted For           Voting Authority
         Name                        Election                Withheld
------------------------          -------------         ------------------
Leonard A. Schlesinger             198,841,741               1,827,663

Donald B. Shackelford              198,801,554               1,867,850

Martin Trust                       198,940,078               1,729,326

Raymond Zimmerman                  198,732,349               1,937,055


         In addition, directors whose term of office continued after the Annual Meeting were: E. Gordon Gee, Claudine B. Malone, Allan R. Tessler, Abigail S. Wexner, Leslie H. Wexner, Eugene M. Freedman, Kenneth B. Gilman, and David T. Kollat.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     --------

  10. Agreement dated as of May 3, 1999 among The Limited, Inc., Leslie H. Wexner and the Wexner Children's Trust, incorporated by reference to
       Exhibit 99 (c) 1 to the Company's Schedule 13E-4 dated May 4, 1999.

  12.  Statement re:  Computation of Ratio of Earnings to Fixed Charges.

  15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Independent Accountants' Report.

  27.  Financial Data Schedule.


(b)  Reports on Form 8-K.
     -------------------

       On May 18, 1999 the Company filed a report on Form 8-K which disclosed that a legal action had been filed by an alleged shareholder of the Company, naming as defendants the members of the Company's Board of Directors and naming the Company as a nominal defendant.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    THE LIMITED, INC.
                                      (Registrant)



                                    By   /S/ V. Ann Hailey
                                        -----------------------------------
                                         V. Ann Hailey,
                                         Executive Vice President and Chief
                                         Financial Officer*


Date:  June 11, 1999


--------------------
* Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.