Form 10-Q
period 1999-07-31
LIMITED INC
filed 1999-09-13
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999
                               -------------
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
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                        31-1029810
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

            Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
            ---------------------------------------------------------
               (Address of principal executive offices)   (Zip Code)


Registrant's telephone number, including area code        (614) 415-7000
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

                             Yes   X       No
                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value               Outstanding at August 27, 1999
----------------------------               -------------------------------
                                                  214,714,109 Shares

                                THE LIMITED, INC.

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Twenty-six Weeks Ended
                  July 31, 1999 and August 1, 1998 ...................  3

         Consolidated Balance Sheets
                  July 31, 1999, January 30, 1999 and August 1, 1998..  4

         Consolidated Statements of Cash Flows
              Twenty-six Weeks Ended
                  July 31, 1999 and August 1, 1998 ...................  5

         Notes to Consolidated Financial Statements ..................  6

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition ......  13


Part II. Other Information

     Item 1.  Legal Proceedings ......................................  24

     Item 6.  Exhibits and Reports on Form 8-K .......................  25

                         PART 1 - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                       THE LIMITED, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                               Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                                         ---------------------------------        -------------------------------
                                                            July 31,          August 1,              July 31,         August 1,
                                                              1999              1998                   1999             1998
                                                         ---------------    --------------        --------------    -------------
Net sales                                                     $2,267,821        $2,083,101            $4,372,619       $4,091,178

    Costs of goods sold and buying and
         occupancy costs                                      (1,534,094)       (1,468,387)           (2,978,689)      (2,889,794)
                                                         ---------------    --------------        --------------    -------------

Gross income                                                     733,727           614,714             1,393,930        1,201,384

    General, administrative and store
    operating expenses                                          (602,051)         (538,336)           (1,192,824)      (1,068,659)

    Special & nonrecurring items, net                            (13,075)        1,651,397               (13,075)       1,740,030
                                                         ---------------    --------------        --------------    -------------

Operating income                                                 118,601         1,727,775               188,031        1,872,755

    Interest expense                                             (20,159)          (16,414)              (36,949)         (32,155)

    Other income                                                  12,509            15,595                27,840           31,748

    Minority interest                                            (13,586)          (12,618)              (21,011)         (20,541)
                                                         ---------------    --------------        --------------    -------------

Income before income taxes                                        97,365         1,714,338               157,911        1,851,807

    Provision for income taxes                                    45,000            30,000                72,000           88,000
                                                         ---------------    --------------        --------------    -------------

Net income                                                       $52,365        $1,684,338               $85,911       $1,763,807
                                                         ===============    ==============        ==============    =============

Net income per share:

    Basic                                                          $0.24             $7.13                 $0.38            $6.92
                                                         ===============    ==============        ==============    =============

    Diluted                                                        $0.22             $6.93                 $0.36            $6.75
                                                         ===============    ==============        ==============    =============

Dividends per share                                                $0.15             $0.13                 $0.30            $0.26
                                                         ===============    ==============        ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                                  July 31,         January 30,         August 1,
                                                                    1999              1999               1998
                                                                -------------     -------------     -------------
                                                                 (Unaudited)                         (Unaudited)
         ASSETS
         ------

Current assets:
    Cash and equivalents                                             $490,322          $870,317          $498,862
    Accounts receivable                                                72,824            77,715            81,131
    Inventories                                                     1,238,404         1,119,670         1,144,545
    Store supplies                                                    102,901            98,797            91,187
    Other                                                             169,588           151,685            80,954
                                                                -------------     -------------     -------------

Total current assets                                                2,074,039         2,318,184         1,896,679

Property and equipment, net                                         1,400,539         1,361,761         1,375,489

Restricted cash                                                            --           351,600           351,600

Deferred income taxes                                                  97,271            48,782            65,613

Other assets                                                          455,847           469,381           447,564
                                                                -------------     -------------     -------------

Total assets                                                       $4,027,696        $4,549,708        $4,136,945
                                                                =============     =============     =============


         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
    Accounts payable                                                 $305,780          $289,947          $264,864
    Current portion of long-term debt                                 200,000           100,000                --
    Accrued expenses                                                  726,275           681,515           701,746
    Income taxes                                                       44,075           176,473            14,004
                                                                -------------     -------------     -------------

Total current liabilities                                           1,276,130         1,247,935           980,614

Long-term debt                                                        750,000           550,000           650,000

Other long-term liabilities                                            59,488            56,010            54,606

Minority interest                                                      54,391           110,860            99,258

Contingent stock redemption agreement                                      --           351,600           351,600

Shareholders' equity:
    Common stock                                                      189,727           180,352           180,352
    Paid-in capital                                                   164,588           157,214           151,002
    Retained earnings                                               5,889,620         5,537,033         5,306,178
                                                                -------------     -------------     -------------
                                                                    6,243,935         5,874,599         5,637,532

    Less: treasury stock, at average cost                          (4,356,248)       (3,641,296)       (3,636,665)
                                                                -------------     -------------     -------------

Total shareholders' equity                                          1,887,687         2,233,303         2,000,867
                                                                -------------     -------------     -------------

Total liabilities and shareholders' equity                         $4,027,696        $4,549,708        $4,136,945
                                                                =============     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)


                                                                                   Twenty-six Weeks Ended
                                                                            ------------------------------------
                                                                                July 31,            August 1,
                                                                                  1999                1998
                                                                            ---------------      ---------------
Operating activities:
    Net income                                                                      $85,911           $1,763,807

    Impact of other operating activities on cash flows:
         Depreciation and amortization                                              143,751              144,362
         Special and nonrecurring items, net                                          7,845           (1,705,030)
         Minority interest, net of dividends paid                                    10,650                7,720
         Changes in assets and liabilities:
             Accounts receivable                                                      4,891                1,288
             Inventories                                                           (118,734)            (178,542)
             Accounts payable and accrued expenses                                   46,898               34,429
             Income taxes                                                          (175,657)            (148,405)
             Other assets and liabilities                                            17,583              (54,818)
                                                                            ---------------      ---------------

Net cash provided from (used for) operating activities                               23,138             (135,189)
                                                                            ---------------      ---------------
Investing activities:
    Net proceeds (expenditures) related to Easton real estate                       (13,348)               7,756
    investment
    Capital expenditures                                                           (191,752)            (122,932)
    Decrease in restricted cash                                                     351,600                   --
    Proceeds from sale of interest in investee                                           --              131,262
                                                                            ---------------      ---------------

Net cash provided from investing activities                                         146,500               16,086
                                                                            ---------------      ---------------
Financing activities:
    Proceeds from floating rate notes                                               300,000                   --
    Repurchase of common stock, including transaction costs                        (751,482)                  --
    Repurchase of subsidiary common stock                                           (62,639)             (47,485)
    Dividends paid                                                                  (66,401)             (65,219)
    Settlement of Abercrombie & Fitch intercompany account                               --              (47,649)
    Stock options and other                                                          30,889               31,923
                                                                            ---------------      ---------------

Net cash used for financing activities                                             (549,633)            (128,430)
                                                                            ---------------      ---------------

Net decrease in cash and equivalents                                               (379,995)            (247,533)
    Cash and equivalents, beginning of year                                         870,317              746,395
                                                                            ---------------      ---------------

Cash and equivalents, end of period                                                $490,322             $498,862
                                                                            ===============      ===============

In 1998, noncash financing activities include the addition of $1.766 billion treasury stock as a result of the exchange of 40.5 million common shares of Abercrombie & Fitch ("A&F") previously owned by the Company for 47.1 million shares of common stock of the Company. Additional noncash financing activities include a $5.6 million dividend effected by a pro rata spin-off of the Company's remaining shares of A&F (see note 8).

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

         The consolidated financial statements include the accounts of The Limited, Inc. (the "Company") and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of Abercrombie & Fitch ("A&F") through May 19, 1998, when it was established as an independent company.

         Investments in other entities (including joint ventures) where the Company has the ability to significantly influence operating and financial policies are accounted for on the equity method.

         Certain amounts on previously reported financial statement captions have been reclassified to conform with current period presentation.

         The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature except as discussed in Note 8) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements.

2.       Shareholders' Equity and Earnings Per Share

         On June 3, 1999, the Company completed an issuer tender offer by purchasing 15 million shares of its common stock at $50 per share. Additionally, on May 3, 1999, the Contingent Stock Redemption Agreement ("the Agreement") was rescinded, making the $351.6 million in restricted cash available for general corporate purposes. This cash and other available funds were used to purchase shares under the issuer tender offer.

         Weighted average common shares outstanding (thousands):

                                                        Thirteen Weeks Ended               Twenty-six Weeks Ended
                                                ----------------------------------    ----------------------------------
                                                    July 31,          August 1,           July 31,          August 1,
                                                      1999              1998                1999              1998
                                                ----------------  ----------------    ----------------  ----------------
         Common shares issued                          379,454           379,454             379,454           379,454
         Treasury shares                              (158,425)         (143,322)           (155,073)         (124,469)
                                                ----------------  ----------------    ----------------  ----------------
         Basic shares                                  221,029           236,132             224,381           254,985
         Dilutive effect of stock options
            and restricted shares                        9,197             6,947               8,506             6,236
                                                ----------------  ----------------    ----------------  ----------------

         Diluted shares                                230,226           243,079             232,887           261,221
                                                ================  ================    ================  ================

         The computation of earnings per diluted share excludes options to purchase 0.1 million shares of common stock that were outstanding at quarter-end for 1999 and 1998, because the options' exercise price was greater than the average market price of the common shares.

3.       Inventories

         The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). Valuation of finished goods inventories is based principally upon the lower of average cost or market determined on a first-in, first-out basis, using the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

4.       Property and Equipment, Net

         Property and equipment, net, consisted of (thousands):

                                                July 31,        January 30,       August 1,
                                                  1999             1999             1998
                                             --------------   --------------   --------------

         Property and equipment, at cost         $3,116,234       $3,014,084       $2,971,075

         Accumulated depreciation and
             amortization                        (1,715,695)      (1,652,323)      (1,595,586)
                                             --------------   --------------   --------------

         Property and equipment, net             $1,400,539       $1,361,761       $1,375,489
                                             ==============   ==============   ==============

5.       Income Taxes

         The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended July 31, 1999 and August 1, 1998 approximated $252.9 million and $199.0 million.

         The Internal Revenue Service (IRS) has assessed the Company for additional taxes for the years 1992 to 1994 relating to the undistributed earnings of foreign affiliates for which the Company has provided deferred taxes. On September 7, 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 tax year. In connection with an appeal of the Tax Court judgment, the Company plans to make a $50 million payment of taxes and interest that will reduce deferred tax liabilities. If the position of the IRS on this same issue is sustained for the 1993 and 1994 tax years, an additional $56 million payment would be required that would further reduce deferred tax liabilities. Management believes resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

6.       Financing Arrangements

         Unsecured long-term debt consisted of (thousands):

                                                                    July 31,       January 30,       August 1,
                                                                      1999            1999             1998
                                                                --------------   --------------   --------------

         7 1/2% Debentures due March 2023                             $250,000         $250,000         $250,000
         7 4/5% notes due May 2002                                     150,000          150,000          150,000
         9 1/8% notes due February 2001                                150,000          150,000          150,000
         8 7/8% notes due August 1999                                  100,000          100,000          100,000
         Floating rate notes                                           300,000                -                -
                                                                --------------   --------------   --------------

                                                                       950,000          650,000          650,000
              Less: current portion of long-term debt                  200,000          100,000                -
                                                                --------------   --------------   --------------

                                                                      $750,000         $550,000         $650,000
                                                                ==============   ==============   ==============

         In May, 1999, the Company issued $300 million of floating rate notes, consisting of three individual series of $100 million each. The notes are senior, unsecured obligations and are repayable as follows: $100 million due May 2000, $100 million due November 2000 and $100 million due May 2001. Interest is based on LIBOR and is payable quarterly in arrears. The Company, at its option, may redeem any series of notes (in its entirety) on any interest payment date.

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

         The Agreement contains covenants relating to the Company's working capital, debt and net worth. No amounts were outstanding under the Agreement at July 31, 1999.

         The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. No commercial paper was outstanding at July 31, 1999.

         Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

         The Company periodically enters into interest rate swap agreements with the intent to manage interest rate exposure. At July 31, 1999 the Company has an interest rate swap position of $100 million notional principal amount outstanding. This contract effectively changed the Company's interest rate exposure on $100 million of variable rate debt to a fixed rate of 8.09% through July 2000.

         Interest paid during the twenty-six weeks ended July 31, 1999 and August 1, 1998 approximated $34.0 million and $32.4 million.

7.       Segment Information

         The Company identifies operating segments based on a business' operating characteristics. Reportable segments were determined based on similar economic characteristics, the nature of products and services, and the method of distribution. The apparel segment derives its revenues from sales of women's, men's, and children's apparel. The Intimate Brands segment derives its revenues from sales of women's intimate and other apparel, and personal care products and accessories. Sales outside the United States were immaterial.

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

Segment information for the thirteen weeks ended July 31, 1999 and August 1, 1998 follows (in thousands):

                                    Apparel              Intimate                           Reconciling
           1999                    Businesses             Brands           Other (a)           Items                 Total
----------------------------    -----------------    ----------------    -------------     --------------       ---------------
Net sales                             $1,164,568          $1,017,109          $86,144                 -             $2,267,821

Intersegment sales                       129,547                   -                -          $(129,547) (b)                -

Operating income (loss)                  (14,180)            150,838           (4,982)           (13,075) (c)          118,601

Total assets                           1,277,476           1,166,083        1,760,503           (176,366) (e)        4,027,696


                                    Apparel              Intimate                           Reconciling
           1998                    Businesses             Brands           Other (a)           Items                 Total
----------------------------    -----------------    ----------------    -------------     --------------       ---------------
Net sales                             $1,132,266            $874,708          $76,127                  -            $2,083,101

Intersegment sales                        81,440                   -                -           $(81,440) (b)                -

Operating income (loss)                  (53,590)            124,917            5,051          1,651,397  (d)        1,727,775

Total assets                           1,350,024           1,217,889        1,761,382           (192,350) (e)        4,136,945

(a) Included in the "Other" category are Galyan's Trading Co., Henri Bendel, A&F (through May 19, 1998), non-core real estate, and corporate, none of which are significant operating segments.

(b)  Represents intersegment sales elimination.

(c) 1999 special and nonrecurring item: a $13.1 million second quarter charge for transaction costs related to the Limited Too spin-off, which relates to the "Other" category.

(d) 1998 special and nonrecurring items: 1) a $1.651 billion second quarter tax-free gain on the split-off of A&F; 2) a $93.7 million first quarter gain from the sale of the Company's remaining interest in Brylane; and 3) a $5.1 million first quarter charge for severance and other associate termination costs related to the closing of Henri Bendel stores. These special items relate to the "Other" category.

(e)  Represents intersegment receivable/payable elimination.

Segment information for the twenty-six weeks ended July 31, 1999 and August 1, 1998 follows (in thousands):


                                    Apparel              Intimate                            Reconciling
           1999                    Businesses             Brands           Other (a)            Items                Total
----------------------------    ----------------     ----------------    -------------     --------------       ---------------
Net sales                            $2,322,844          $1,894,930         $154,845                  -            $4,372,619

Intersegment sales                      235,864                   -                -         $ (235,864)  (b)               -

Operating income (loss)                (22,180)             235,032         (11,746)            (13,075)  (c)         188,031


                                    Apparel              Intimate                           Reconciling
           1998                    Businesses             Brands           Other (a)            Items                Total
----------------------------    -----------------    ----------------    -------------     --------------       ---------------
Net sales                             $2,187,567          $1,645,576         $258,035                  -            $4,091,178

Intersegment sales                       178,161                   -                -         $ (178,161) (b)                -

Operating income (loss)                 (81,073)             196,335           17,463          1,740,030  (d)        1,872,755


(a)-(d)   See description under table on previous page.


8.       Special and Nonrecurring Items

         During the second quarter of 1999, the Company recognized a $13.1 million special and nonrecurring charge for transaction costs related to the Limited Too spin-off (see Note 9).

         On May 19, 1998, the Company completed a tax-free exchange offer to establish A&F as an independent company. A total of 47.1 million shares of the Company's common stock were exchanged at a ratio of .86 of a share of A&F common stock for each Limited share tendered. In connection with the exchange, the Company recorded a $1.651 billion tax-free gain. This gain was measured based on the $43 5/8 per share market value of the A&F common stock at the expiration date of the exchange offer. In addition, on June 1, 1998 a $5.6 million dividend was effected through a pro rata spin-off to shareholders of the Company's remaining 3.1 million A&F shares. Limited shareholders of record as of the close of trading on May 29, 1998 received .013673 of a share of A&F for each Limited share owned at that time.

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

         As a result of a plan adopted in connection with a 1997 review of the Company's retail businesses and investments as well as implementation of initiatives intended to promote and strengthen the Company's various retail brands (including closing businesses, identification and disposal of non-core assets and identification of store locations not consistent with a particular brand), the Company recognized special and nonrecurring charges of $276 million during the fourth quarter of 1997, which included store closing and lease termination liabilities of $107 million, of which $32 million were paid in 1998 and $11 million of which were paid in 1999, leaving a $64 million liability at July 31, 1999.

         The $64 million liability relates principally to future payments and estimated settlement amounts for store closings and downsizings and will continue until final payments to landlords are made, currently scheduled through the year 2016. Unless settlements with landlords occur before the end of such lease periods, completion will run the full lease term. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continuing rent payments through lease expiration.

         No accruals related to these charges were reversed or recorded in operating income during the first half of 1999 or fiscal year 1998.

9.       Subsequent Events

         Effective August 31, 1999, an affiliate of Freeman, Spogli & Co. (together with Galyan's Trading Co. management) purchased a 60% interest in Galyan's Trading Co., with the Company retaining a 40% interest. In addition, the Company sold certain property for $59 million to a third party, which then leased the property to Galyan's under operating leases. The Company received total cash proceeds from these transactions of approximately $170 million, as well as subordinated debt and warrants of $20 million from Galyan's.

         On July 15, 1999, the Company's Board of Directors approved a formal plan to spin-off Limited Too. The record date for the spin-off was August 11, 1999, with The Limited, Inc. shareholders receiving one share of Too, Inc. (successor company to Limited Too) common stock for every seven shares of The Limited common stock held on that date. The spin-off was completed on August 23, 1999. As part of the transaction, the Company received a $50 million dividend from Too, Inc.

                      Report of Independent Accountants

To the Audit Committee of
The Board of Directors of
The Limited, Inc.


We have reviewed the condensed consolidated balance sheets of The Limited, Inc. and Subsidiaries (the "Company") at July 31, 1999 and August 1, 1998, and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998. These financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
September 8, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the second quarter of 1999 increased 9% to $2.268 billion from $2.083 billion in 1998. Operating income was $118.6 million in 1999 and $1.728 billion in 1998. Net income was $52.4 million in 1999 and $1.684 billion in 1998, and earnings per share was $0.22 in 1999 and $6.93 in 1998. In the second quarter of 1999, the Company recognized a $13.1 million charge for transaction costs related to the Limited Too spin-off. In the second quarter of 1998, the Company recognized a $1.651 billion tax-free gain from the split-off of Abercrombie & Fitch ("A&F"). See the "Special and Nonrecurring Items" and "Other Data" sections that follow for further discussion of these items and their impact on second quarter earnings.

Second quarter business highlights include the following:

 .    Intimate Brands, Inc. ("IBI"), led by strong performances at Victoria's
     Secret Stores and Bath & Body Works, reported earnings per share of $0.34, compared to $0.28 in 1998. These results have been adjusted for the 5% stock dividend declared June 22, 1999. Operating income increased 21% and net income increased 17%.

 .    Victoria's Secret Stores' sales increased 18% to $485.0 million, driven by comparable store sales growth of 13%. Second quarter performance was driven by a successful June semi-annual sale, the "never-out-of-stock" on basics inventory program and three new product launches backed by national television advertising.

 .    Bath & Body Works' sales increased 19% to $302.7 million, driven by a comparable store sales increase of 9% and the net addition of 126 new stores. The brand realized consistent performance in all product categories with new introductions in fragrance, body care products, "Art Stuff" and home fragrance.

 .    Express' comparable store sales increased 9%. Improved merchandise margins and buying and occupancy expense leverage led to a significant improvement in Express' operating income rate.

 .    The remaining apparel businesses continued their first quarter improvement.
     Merchandise margins were up significantly and buying and occupancy expenses were leveraged by strong sales growth and closing of low productivity stores. Comparable store sales increases of 7% at Lerner, 9% at Lane
     Bryant, and 8% at Limited Too, also contributed to the $39.4 million improvement in operating income for the quarter.

 .    The Company completed its "Dutch Auction" tender offer on June 3, 1999, by repurchasing 15,000,000 shares at $50 per share.

Net sales for the twenty-six weeks ended July 31, 1999 were $4.373 billion, an increase of 7% from $4.091 billion in 1998. Operating income was $188.0 million in 1999 and $1.873 billion in 1998. Net income was $85.9 million in 1999 and $1.764 billion in 1998, and earnings per share was $0.36 in 1999 and $6.75 in 1998. In the first half of 1999, the Company recognized a $13.1 million charge for transaction costs related to the Limited Too spin-off. In the first half of 1998, the Company recognized a $1.651 billion tax-free gain from the split-off of A&F, a $93.7 million gain from the sale of the Company's remaining interest in Brylane, Inc., and a $5.1 million charge for severance and other associate termination costs at Henri Bendel. See the "Special and Nonrecurring Items" and "Other Data" sections that follow for further discussion of these items and their impact on year-to-date earnings.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended July 31, 1999 to the comparable 1998 periods:

                                           Second Quarter                                  Year - to - Date
                                     ------------------------------------------      -------------------------------------------

                                                                      Change                                           Change
                                                                       From                                             From
                                                                       Prior                                           Prior
                                       1999            1998            Year            1999           1998              Year
                                     ----------      ---------       ----------      ---------      ---------        -----------
Net Sales (millions):

Express                                   $302           $284               6%           $604           $553                 9%
Lerner New York                            220            216               2%            456            418                 9%
Lane Bryant                                237            230               3%            460            441                 4%
The Limited                                166            169             (2%)            331            340               (3%)
Structure                                  139            131               6%            262            252                 4%
Limited Too                                 87             75              16%            182            157                16%
Other (principally Mast)                    14             27              N/M             28             27                N/M
                                     ----------      ---------       ----------      ---------      ---------        -----------

    Total apparel businesses            $1,165         $1,132               3%         $2,323         $2,188                 6%
                                     ----------      ---------       ----------      ---------      ---------        -----------

Victoria's Secret Stores                  $485           $413              17%           $908           $775                17%
Victoria's Secret Catalogue                225            202              11%            419            401                 4%
Bath & Body Works                          303            254              19%            561            459                22%
Other                                        4              6              N/M              7             11                N/M
                                     ----------      ---------       ----------      ---------      ---------        -----------

    Total Intimate Brands               $1,017           $875              16%         $1,895         $1,646                15%
                                     ----------      ---------       ----------      ---------      ---------        -----------


Henri Bendel                                 8              8               0%             17             20              (15%)
Galyan's Trading Co.                        78             46              70%            138             81                70%
Abercrombie & Fitch  (a)                     -             22            (100%)             -            156             (100%)
                                     ----------      ---------       ----------      ---------      ---------        -----------

Total net sales                         $2,268         $2,083               9%         $4,373         $4,091                 7%
                                     ==========      =========       ==========      =========      =========        ===========


Operating Income (millions):

Apparel businesses                        $(14)          $(53)             74%           $(22)          $(81)               73%
Intimate Brands                            151            125              21%            235            196                20%
Other                                       (5)             5            (199%)           (12)            18              (167%)
                                     ----------      ---------       ----------      ---------      ---------        -----------

Sub-total                                  132             77              71%            201            133                52%
Special and nonrecurring items             (13)  (b)    1,651  (c)       (101%)           (13)  (b)    1,740    (c)       (101%)
                                     ----------      ---------       ----------      ---------      ---------        -----------

Total operating income                    $119         $1,728             (93%)          $188         $1,873               (90%)
                                     ==========      =========       ==========      =========      =========        ===========


(a) The Abercrombie & Fitch business was split-off effective May 19, 1998 via a tax-free exchange offer. Results up to this date are included in the consolidated financial statements.

(b) 1999 special and nonrecurring item: a $13.1 million second quarter charge for Limited Too spin-off transaction costs, which relates to the "Other" category.

(c) 1998 special and nonrecurring items: 1) a $1.651 billion second quarter tax-free gain on the split-off of A&F; 2) a $93.7 million first quarter gain from the sale of the Company's remaining interest in Brylane; and 3) a $5.1 million first quarter charge for severance and other associate termination costs related to the closing of Henri Bendel stores. These special items relate to the "Other" category.

N/M   Not meaningful

                                                           Second Quarter                             Year - to - Date
                                                --------------------------------------     ---------------------------------------

                                                   1999         1998          Change          1999          1998          Change
                                                ---------    ----------    -----------     ---------     ----------    -----------
Increase (Decrease) in Comparable
Store Sales:

Express                                               9%           17%                          12%            18%
Lerner New York                                       7%           13%                          15%            11%
Lane Bryant                                           9%            8%                           9%             7%
The Limited                                          10%            0%                           7%            (1%)
Structure                                             8%          (14%)                          6%           (10%)
Limited Too                                           8%           20%                           9%            21%
                                                ---------    ----------                    ---------     ----------

   Total apparel businesses                           9%           10%                          10%             9%
                                                ---------    ----------                    ---------     ----------

Victoria's Secret Stores                             13%            2%                          13%             4%
Bath & Body Works                                     9%            3%                          11%             1%
                                                ---------    ----------                    ---------     ----------

   Total Intimate Brands                             12%            2%                          12%             3%
                                                ---------    ----------                    ---------     ----------

Henri Bendel                                          6%          (10%)                          7%           (21%)
Galyan's Trading Co.                                  9%            6%                           9%             2%
Abercrombie & Fitch (a)                                -           N/M                            -            48%
                                                ---------    ----------                    ---------     ----------

   Total other businesses                             8%           (3%)                          9%             0%
                                                ---------    ----------                    ---------     ----------

Total comparable store sales
   increase                                          10%            6%                          11%             7%
                                                =========    ==========                    =========     ==========

Store Data:

Retail sales increase (decrease)
    attributable to net new and remodeled
    (closed) stores:
    Apparel businesses                               (4%)          (2%)                         (3%)           (2%)
    Intimate Brands                                   7%            9%                           8%             9%

Retail sales per average selling square foot:
   Apparel businesses                                $61           $54            13%          $120           $104            15%
   Intimate Brands                                  $131          $121             8%          $248           $227             9%

Retail sales per average store (thousands):
   Apparel businesses                               $341          $303            13%          $672           $585            15%
   Intimate Brands                                  $401          $375             7%          $759           $703             8%

Average store size at end of quarter
   (selling square feet):
   Apparel businesses                              5,600         5,606             0%
   Intimate Brands                                 3,047         3,084            (1%)

Retail selling square feet at end of
   quarter (thousands):
   Apparel businesses                             18,789        20,339            (8%)
   Intimate Brands                                 6,048         5,549             9%

Number of Stores:
Beginning of period                                5,358         5,599                        5,382          5,640
   Opened                                             59            59                          143            123
   Disposal of A&F (a)                                 -          (159)                           -           (159)
   Closed                                            (59)          (58)                        (167)          (163)
                                                =========    ==========                    =========     ==========

End of period                                      5,358         5,441                        5,358          5,441
                                                =========    ==========                    =========     ==========


(a) The Abercrombie & Fitch business was split-off effective May 19, 1998 via a tax-free exchange offer. Results up to this date are included in the consolidated financial statements.

N/M   Not meaningful

                                                    Number of Stores                       Selling Sq. Ft. (thousands)
                                        -----------------------------------------    -----------------------------------------
                                                                       Change                                       Change
                                         July 31,      Aug. 1,          From          July 31,      Aug. 1,          From
                                           1999          1998         Prior Year        1999          1998         Prior Year
                                        ----------    ----------     ------------    ----------    ----------     ------------
Express                                       690           724              (34)        4,430         4,608             (178)
Lerner New York                               625           687              (62)        4,831         5,289             (458)
Lane Bryant                                   699           770              (71)        3,398         3,719             (321)
The Limited                                   491           599             (108)        3,022         3,615             (593)
Structure                                     518           537              (19)        2,054         2,129              (75)
Limited Too                                   332           311               21         1,054           979               75
                                        ----------    ----------     ------------    ----------    ----------     ------------

    Total apparel businesses                3,355         3,628             (273)       18,789        20,339           (1,550)
                                        ----------    ----------     ------------    ----------    ----------     ------------

Victoria's Secret Stores                      859           799               60         3,810         3,595              215
Bath & Body Works                           1,126         1,000              126         2,238         1,954              284
                                        ----------    ----------     ------------    ----------    ----------     ------------

    Total Intimate Brands                   1,985         1,799              186         6,048         5,549              499
                                        ----------    ----------     ------------    ----------    ----------     ------------

Henri Bendel                                    1             1                0            35            35                0
Galyan's Trading Co.                           17            13                4         1,196           811              385
                                        ----------    ----------     ------------    ----------    ----------     ------------
Total stores and selling
   square feet                              5,358         5,441              (83)       26,068        26,734             (666)
                                        ==========    ==========     ============    ==========    ==========     ============




Net Sales
---------

Net sales for the second quarter of 1999 increased 9% to $2.268 billion from $2.083 billion in 1998, primarily due to a 10% comparable store sales increase.

At IBI, net sales for the second quarter of 1999 increased 16% to $1.017 billion from $874.7 million in 1998, primarily due to a 12% comparable store sales increase. The balance of the increase was due to the net addition of 186 new stores and an increase in catalogue sales.

At the apparel businesses, net sales for the second quarter of 1999 increased 3% to $1.165 billion from $1.132 billion in 1998. The overall 9% increase in comparable store sales at the apparel businesses was partially offset by a net closure of 273 stores. Each of the apparel businesses reported a comparable store sales increase of between 7% and 10%.

Year-to-date net sales increased 7% to $4.373 billion from $4.091 billion in 1998. An 11% comparable store sales increase was partially offset by the loss of A&F sales following the May 19, 1998 split-off, and by a net closure of 83 stores (primarily in the Apparel segment).

Gross Income
------------

The second quarter gross income rate (expressed as a percentage of sales) increased to 32.4% in 1999 from 29.5% in 1998. The gross income rate increased significantly at the apparel businesses, primarily due to an increase in merchandise margin rate and positive buying and occupancy expense leverage. The increased merchandise margin rate resulted from higher initial markups and reduced markdowns. The positive buying and occupancy expense leverage resulted from increased sales and the benefit of closed stores. IBI's gross income rate increased to 39.3% from 38.4%, primarily due to a decrease in the buying and occupancy rate, particularly at Victoria's Secret Stores.

The 1999 year-to-date gross income rate increased 2.5% to 31.9% in 1999 from 29.4% in 1998, attributable to positive buying and occupancy expense leverage and an increase in merchandise margin rate at both the IBI and apparel businesses.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The second quarter general, administrative and store operating expense rate (expressed as a percentage of sales) increased to 26.5% in 1999 from 25.8% in 1998. The rate increased at IBI primarily due to relocation costs and higher operating expenses associated with moving Victoria's Secret's beauty business to New York City, as well as an increase in base infrastructure costs for the beauty business. These factors were partially offset by improved expense leverage from a 13% comparable store sales increase at Victoria's Secret Stores. The rate also increased at the apparel businesses, primarily due to investment in brand building activities, including merchandise process redesign.

The 1999 year-to-date general, administrative and store operating expense rate increased to 27.3% from 26.1% in 1998. In addition to the reasons discussed above, the rate increase was driven by a shift in the mix of IBI's net sales to Bath & Body Works, which has higher general, administrative and store operating expense rates due to significantly smaller stores.

Special and Nonrecurring Items
------------------------------

During the second quarter of 1999, the Company recognized a $13.1 million special and nonrecurring charge for transaction costs related to the Limited Too spin-off (see Note 9 to the Consolidated Financial Statements).

On May 19, 1998, the Company completed a tax-free exchange offer to establish A&F as an independent company. A total of 47.1 million shares of the Company's common stock were exchanged at a ratio of .86 of a share of A&F common stock for each Limited share tendered. In connection with the exchange, the Company recorded a $1.651 billion tax-free gain. This gain was measured based on the $43 5/8 per share market value of the A&F common stock at the expiration date of the exchange offer. The remaining 3.1 million A&F shares were distributed through a pro rata spin-off to Limited shareholders.

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

As a result of a plan adopted in connection with a 1997 review of the Company's retail businesses and investments as well as implementation of initiatives intended to promote and strengthen the Company's various retail brands (including closing businesses, identification and disposal of non-core assets and identification of store locations not consistent with a particular brand), the Company recognized special and nonrecurring charges of $276 million during the fourth quarter of 1997. These charges included store closing and lease termination liabilities of $107 million, of which $32 million were paid in 1998 and $11 million of which have been paid in 1999, leaving a $64 million liability at July 31, 1999.

The $64 million liability relates principally to future payments and estimated settlement amounts for store closings and downsizings and will continue until final payments to landlords are made, currently scheduled through the year 2016. Unless settlements with landlords occur before the end of such lease periods, completion will run the full lease term. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continuing rent payments through lease expiration.

No accruals related to these charges were reversed or recorded in operating income during the first half of 1999 or fiscal year 1998.

The $276 million charge also included $86 million of impairment charges, which reduced depreciation by approximately $18 million in fiscal year 1998 and will have a similar impact in fiscal year 1999.

Operating Income
----------------

The second quarter operating income rate (expressed as a percentage of sales) was 5.2% in 1999, including $(13.1) million, or (0.6)%, in special and nonrecurring expense. The second quarter operating income rate was 82.9% in 1998, including $1.651 billion, or 79.3%, in special and nonrecurring income. The improvement in the operating income rate other than the special and nonrecurring items from 3.7% to 5.8% was driven by the gross income rate increase of 2.9% more than offsetting the increase in general, administrative and store operating expense rate of 0.7%.

Year-to-date, the improvement in the operating income rate other than the special and nonrecurring items from 3.2% in 1998 to 4.6% in 1999 was driven by the gross income rate increase of 2.5% more than offsetting the increase in general, administrative and store operating expense rate of 1.2%.

Interest Expense
----------------


                                                     Second Quarter                    Year-to-Date
                                                 ------------------------        ------------------------
                                                   1999            1998            1999            1998
                                                 --------        --------        --------        --------
Average borrowings (millions)                      $1,025           $753            $914            $744
Average effective interest rate                      7.87%          8.72%           8.08%           8.65%


Compared to 1998, interest expense increased $3.7 million in the second quarter and $4.8 million year-to-date. The increases were due primarily to increased borrowings, partially offset by a lower average effective interest rate.

Other Income
------------

Compared to 1998, other income decreased $3.1 million in the second quarter and $3.9 million in the year-to-date. The decreases were due to lower average invested cash balances, principally due to the $750 million share repurchase, and lower interest rates on those balances in 1999.

Other Data
----------

The Company recorded special items in 1999 and 1998 that impacted the comparability of the Company's earnings per share data and are more fully described in the "Special and Nonrecurring Items" section herein and Note 8 to the Consolidated Financial Statements.

The information included in this section is not intended to be presented in accordance with sec guidelines for pro forma financial information but is provided to assist in investors' understanding of the Company's results of operations.

Excluding special and nonrecurring items in both years, second quarter net income increased 83% to $60.4 million from $32.9 million in 1998, and earnings per share doubled to $0.26 from $0.13. For the twenty-six weeks ended July 31, 1999 and August 1, 1998, net income increased 60% to $94.0 million from $58.8 million in 1998 and earnings per share increased to $0.40 from $0.22. Special and nonrecurring items were as follows:

 .    In 1999, a $13.1 million second quarter charge for transaction costs related to the Limited Too spin-off to shareholders of record on August 11, 1999.

 .    In 1998, a $1.651 billion second quarter tax-free gain on the split-off of
     A&F, a $93.7 million first quarter gain from the sale of the Company's remaining interest in Brylane and a $5.1 million first quarter charge for severance and other associate termination costs related to the closing of Henri Bendel stores.

FINANCIAL CONDITION

The Company's consolidated balance sheet as of July 31, 1999 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):


                                        July 31,      January 30,     August 1,
                                          1999           1999           1998
                                       ----------     ----------     ----------

Working capital                        $  797,909     $1,070,249     $  916,065
                                       ==========     ==========     ==========

Capitalization:
     Long-term debt                    $  750,000     $  550,000     $  650,000
     Shareholders' equity               1,887,687      2,233,303      2,000,867
                                       ----------     ----------     ----------

Total capitalization                   $2,637,687     $2,783,303     $2,650,867
                                       ==========     ==========     ==========

Additional amounts available under
     long-term credit agreements       $1,000,000     $1,000,000     $1,000,000
                                       ==========     ==========     ==========


In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash provided from operating activities was $23.1 million for the twenty-six weeks ended July 31, 1999 versus $135.2 million used for operating activities last year. Significant uses of cash in both years relate to the growth of inventories for the Fall selling seasons and the timing of tax payments related to the fourth quarter of the prior year.

Investing activities in 1999 and 1998 included capital expenditures, primarily for new and remodeled stores, and in 1999, the rescission of the Contingent Stock Redemption Agreement. In 1998, investing activities included proceeds from the sale of the Company's remaining investment in Brylane, Inc.

Financing activities in 1999 included $300 million proceeds from floating rate notes issued in May 1999. Additionally, the rescission of the Contingent Stock Redemption Agreement made $351.6 million in restricted cash available for general corporate purposes. This cash and other available funds were used to repurchase shares under the self-tender, which was funded June 14, 1999. A total of 15 million shares of the Company's common stock were repurchased at $50 per share, resulting in a cash outflow of $750 million. Cash used for financing activities in 1999 also reflected the IBI stock repurchase initiated during January 1999. During 1999, IBI repurchased 1.5 million shares from its public shareholders for $62.6 million. Additionally, IBI repurchased 8.2 million shares from The Limited at the same weighted average per share price, which had no net cash flow impact to The Limited. Financing activities also reflected an increase in the quarterly dividend from $0.13 per share to $0.15 per share, which was offset by a lower number of outstanding shares.

Future Cash Flows
-----------------

Effective August 31, 1999, an affiliate of Freeman, Spogli & Co. (together with Galyan's Trading Co. management) purchased a 60% interest in Galyan's Trading Co., with the Company retaining a 40% interest. In addition, the Company sold certain property for $59 million to a third party, which then leased the property to Galyan's under operating leases. The Company received total cash proceeds from these transactions of approximately $170 million, as well as subordinated debt and warrants of $20 million from Galyan's.

Capital Expenditures
--------------------

Capital expenditures totaled $191.8 million for the twenty-six weeks ended July 31, 1999, compared to $122.9 million for the same period in 1998. The Company anticipates spending $400 to $420 million for capital expenditures in 1999, of which $300 to $320 million will be for new stores and for remodeling of and improvements to existing stores. These amounts include capital expenditures related to Galyan's and Limited Too prior to their divestiture.

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

Readiness
---------

In order to address the Year 2000 issue, the Company established a program management office to oversee, monitor and coordinate the company-wide Year 2000 effort. This office has developed and is implementing a Year 2000 plan. The implementation includes five stages:

 .    awareness, which includes identifying risks and conducting an education program regarding Year 2000 issues

 .    assessment, which primarily includes establishing project resources, developing a Year 2000 renovation strategy, completing a company-wide inventory of information technology and determining the necessary training and testing facility requirements

 .    renovation/development, which includes the analysis of existing information systems, the design of remediation activities and the coding of necessary remedies

 .    validation, which primarily includes system testing

 .    implementation, which includes the placement of renovated systems "in production" and training end users

There are four areas of focus:

 .    Renovation of legacy systems. The Company's twelve operating businesses have completed all five stages of Year 2000 implementation for renovation of legacy systems.

 .    Installation of new software packages to replace selected legacy systems at five of the Company's twelve operating businesses. Replacement of significant legacy systems with new software packages is complete.

 .    Assessment of Year 2000 readiness at key vendors and suppliers. A vast network of vendors, suppliers and service providers located both within and outside the United States provide the Company with merchandise for resale, supplies for operational purposes and services. The Company has identified key vendors, suppliers and service providers, and is making efforts to determine their Year 2000 status. As a result, the Company obtained completed Year 2000 surveys from approximately 360 of its third-party vendors to determine an estimated compliance date. Of the 360 third-party vendors surveyed, approximately half have indicated that they are Year 2000 compliant. The majority of the remaining vendors have indicated they will be compliant prior to year-end. Based upon the results of the surveys, the Company selected twenty-one vendors for on-site visits to further assess the vendors' progress and estimated compliance dates. The Company will continue to monitor the status of the vendors' estimated compliance dates in order to identify potential delays.

 .    Evaluating facilities and distribution equipment with embedded computer technology. The Company uses various facilities and distribution equipment with embedded computer technology, such as conveyors, elevators, and security systems, fire protection systems and energy management systems. All our remediation efforts are complete.

Cost to Address the Year 2000 Issue
-----------------------------------

Total expenditures incurred through July 31, 1999 related to remediation, testing, conversion, replacement and upgrading system applications were $79 million. Incremental expenses totaled $14 million in the first half of 1999. Total costs included expenditures associated with the development of an internal testing center, which has enabled the Company to perform comprehensive testing of newly renovated systems by processing transactions as if they had occurred in the Year 2000. This internal testing process was used to develop the risk and cost estimates described in the "Year 2000 Readiness" section of the Form 10-Q.

In addition to the previously described costs, significant internal payroll costs (not separately identified) were incurred relating to the Company's Year 2000 initiatives. These payroll costs include the efforts by approximately 500 employees of the Company's information technology division, representing approximately three-fourths of the total information technology budgeted hours for the Year 2000 project. In addition, the Company engaged external consultants to assist it with program management and new software package implementation, which represent the remaining hours. The Company has allocated approximately 15% of its information technology budget for the period from Fall 1997 through Fall 1999 toward Year 2000 remediation efforts.

Total remaining expenditures are expected to range from $6 to $11 million during 1999 and 2000. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance, and writing off legacy systems are not expected to have a material impact on the Company's financial condition during 1999 and 2000.

Reasonably Likely Worst Case Scenario and Contingency Plans
-----------------------------------------------------------

The Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Company is in the process of developing contingency plans, such as alternative sourcing and accelerated delivery of merchandise from foreign suppliers, and identifying the actions needed if critical systems or service providers were not Year 2000 compliant. The Company expects to finalize these contingency plans in the second half of 1999.

At the present time, the Company is not aware of any Year 2000 issues that are expected to affect materially its products, services, competitive position or financial performance. Additionally, the Company has not postponed any significant information technology projects due to the Year 2000 project. Thus, the Company does not believe that the delay of any projects has had a material impact on its financial condition and results of operations. However, despite the Company's significant efforts to make its systems, facilities and equipment Year 2000 compliant, the compliance of third party service providers and vendors (including, for instance, governmental entities and utility companies) is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of technology infrastructure of the United States, foreign nations or other companies on which the Company's systems rely, or the failure of key suppliers or other third parties to comply with Year 2000 requirements, will not have a material adverse effect on the Company.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION ACT OF 1995
-------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Among other things, certain of the foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000-related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

         The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

         On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company and certain of its subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). On August 12, 1999, the Sixth Circuit heard arguments from both sides, and the matter remains pending.

         On January 13, 1999, two complaints were filed against the Company and its subsidiary, Lane Bryant, Inc., as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On March 29, 1999, a motion was filed to transfer this action to the United States District Court located on Saipan, and on April 12, 1999, a motion to dismiss the complaint for failure to state a claim upon which relief can be granted was filed. Both motions remain pending. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, alleges unfair business practices under California law. On March 29, 1999, a motion seeking dismissal of this complaint was filed. That motion also remains pending.

         In May and June 1999, alleged shareholders of the Company filed three purported derivative actions in the Court of Chancery of the State of Delaware, naming the members of the Company's board of directors as defendants and the Company as nominal defendant. The three actions have been consolidated. The operative complaint in the consolidated action generally alleges that the rescission of the Contingent Stock Redemption Agreement constituted a waste of corporate assets and a breach of the board members' fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a "wasteful transaction in its own right." The complaint seeks monetary damages in an unspecified amount from the members of the Company's board of directors. On July 30, 1999, the defendants moved to dismiss the complaint. Plaintiffs have not yet responded to that motion.

         Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.
         --------

   4.1 Indenture and Global Security representing the Company's Series A Floating Rate Note due May 2000

   4.2 Indenture and Global Security representing the Company's Series B Floating Rate Note due November 2000

   4.3 Indenture and Global Security representing the Company's Series C Floating Rate Note due May 2001

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


Date:  September 13, 1999


-----------------------------------------

*Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.