Form 10-Q
period 1999-10-30
LIMITED INC
filed 1999-12-10
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          ___________________________


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 1999
                               ----------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________



                         Commission file number 1-8344
                                                ------



                               THE LIMITED, INC.
                  ----------------------------------------------------
                 (Exact name of registrant as specified in its charter)


           Delaware                               31-1029810
----------------------------          ------------------------------------
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

                                 Yes   X       No _____
                                     -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Common Stock, $.50 Par Value       Outstanding at November 29, 1999
           ----------------------------       --------------------------------
                                                       214,813,582 Shares

                               THE LIMITED, INC.

                               TABLE OF CONTENTS

                                                                                         Page No.
                                                                                         --------
Part I.  Financial Information

  Item 1.  Financial Statements
     Consolidated Statements of Income
       Thirteen and Thirty-nine Weeks Ended
          October 30, 1999 and October 31, 1998.........................................    3

     Consolidated Balance Sheets
           October 30, 1999, January 30, 1999 and October 31, 1998......................    4

     Consolidated Statements of Cash Flows
       Thirty-nine Weeks Ended
           October 30, 1999 and October 31, 1998........................................    5

     Notes to Consolidated Financial Statements.........................................    6

  Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition................................   13

Part II. Other Information

  Item 1.  Legal Proceedings............................................................   24

  Item 6.  Exhibits and Reports on Form 8-K.............................................   25

                         PART 1 - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share amounts)
                                  (Unaudited)

                                                            Thirteen Weeks Ended                      Thirty-nine Weeks Ended
                                                      October 30,           October 31,            October 30,          October 31,
                                                          1999                 1998                    1999                1998
                                                      -----------           -----------           -----------          -----------
Net sales                                              $2,064,105            $1,999,862           $ 6,436,724          $ 6,091,040

   Costs of goods sold and buying and
      occupancy costs                                  (1,386,501)           (1,383,119)           (4,365,190)          (4,272,913)
                                                      -----------           -----------           -----------          -----------
Gross income                                              677,604               616,743             2,071,534            1,818,127

   General, administrative and store
      operating expenses                                 (585,110)             (535,757)           (1,777,934)          (1,604,416)

   Special and nonrecurring items, net                          -                     -               (13,075)           1,740,030
                                                      -----------           -----------           -----------          -----------
Operating income                                           92,494                80,986               280,525            1,953,741

   Interest expense                                       (20,412)              (17,074)              (57,361)             (49,229)

   Other income                                             9,655                12,561                37,495               44,309

   Minority interest                                       (5,992)               (6,118)              (27,003)             (26,659)

   Gain on sale of subsidiary stock                        11,002                     -                11,002                    -
                                                      -----------           -----------           -----------          -----------
Income before income taxes                                 86,747                70,355               244,658            1,922,162

   Provision for income taxes                              46,000                31,000               118,000              119,000
                                                      -----------           -----------           -----------          -----------
Net income                                             $   40,747            $   39,355           $   126,658          $ 1,803,162
                                                      ===========           ===========           ===========          ===========
Net income per share:

   Basic                                               $     0.19            $     0.17           $      0.57          $      7.34
                                                      ===========           ===========           ===========          ===========
   Diluted                                             $     0.18            $     0.17           $      0.54          $      7.18
                                                      ===========           ===========           ===========          ===========
Dividends per share                                    $     0.15            $     0.13           $      0.45          $      0.39
                                                      ===========           ===========           ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                                         October 30,          January 30,          October 31,
                                                                            1999                 1999                 1998
                                                                         -----------          -----------          -----------
                                                                         (Unaudited)                               (Unaudited)
    ASSETS
    ------

Current assets:
  Cash and equivalents                                                   $   173,303          $   870,317          $    64,799
  Accounts receivable                                                        129,670               77,715              101,474
  Inventories                                                              1,420,899            1,119,670            1,568,996
  Store supplies                                                              97,679               98,797               95,169
  Other                                                                      179,862              151,685               92,286
                                                                         -----------          -----------          -----------
Total current assets                                                       2,001,413            2,318,184            1,922,724

Property and equipment, net                                                1,254,875            1,361,761            1,468,092

Restricted cash                                                                    -              351,600              351,600

Deferred income taxes                                                        172,241               48,782               70,517

Other assets                                                                 459,024              469,381              475,314
                                                                         -----------          -----------          -----------

Total assets                                                             $ 3,887,553          $ 4,549,708          $ 4,288,247
                                                                         ===========          ===========          ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable                                                       $   391,248          $   289,947          $   419,939
  Current portion of long-term debt                                          200,000              100,000              100,000
  Accrued expenses                                                           637,910              681,515              689,752
  Income taxes                                                                19,920              176,473               45,423
                                                                         -----------          -----------          -----------
Total current liabilities                                                  1,249,078            1,247,935            1,255,114

Long-term debt                                                               650,000              550,000              550,000

Other long-term liabilities                                                   56,471               56,010               57,776

Minority interest                                                             51,716              110,860               94,075

Contingent stock redemption agreement                                              -              351,600              351,600

Shareholders' equity:
  Common stock                                                               189,727              180,352              180,352
  Paid-in capital                                                            162,574              157,214              149,819
  Retained earnings                                                        5,873,796            5,537,033            5,315,969
                                                                         -----------          -----------          -----------
                                                                           6,226,097            5,874,599            5,646,140

  Less: treasury stock, at average cost                                   (4,345,809)          (3,641,296)          (3,666,458)
                                                                         -----------          -----------          -----------

Total shareholders' equity                                                 1,880,288            2,233,303            1,979,682
                                                                         -----------          -----------          -----------

Total liabilities and shareholders' equity                               $ 3,887,553          $ 4,549,708          $ 4,288,247
                                                                         ===========          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                                                     Thirty-nine Weeks Ended
                                                                             --------------------------------------
                                                                               October 30,             October 31,
                                                                                   1999                   1998
                                                                             ---------------          -------------
Operating activities:
  Net income                                                                 $       126,658          $   1,803,162
  Impact of other operating activities on cash flows:
    Sale of subsidiary stock, net of tax                                               2,198                      -
    Depreciation and amortization                                                    208,348                214,146
    Special and nonrecurring items, net                                                7,845             (1,705,030)
    Minority interest, net of dividends paid                                          10,775                  9,262
    Changes in assets and liabilities:
       Accounts receivable                                                           (57,651)               (19,055)
       Inventories                                                                  (424,256)              (602,993)
       Accounts payable and accrued expenses                                         117,174                177,510
       Income taxes                                                                 (296,241)              (121,890)
       Other assets and liabilities                                                    5,346                (67,777)
                                                                             ---------------          -------------

Net cash used for operating activities                                              (299,804)              (312,665)
                                                                             ---------------          -------------
Investing activities:
  Net proceeds (expenditures) related to Easton real estate
         investment                                                                  (15,888)                33,658
  Proceeds from sale of Galyan's common stock and property                           170,200                      -
  Capital expenditures                                                              (288,993)              (286,320)
  Decrease in restricted cash                                                        351,600                      -
  Proceeds from sale of interest in investee                                               -                131,262
                                                                             ---------------          -------------

Net cash provided from (used for) investing activities                               216,919               (121,400)
                                                                             ---------------          -------------
Financing activities:
  Repayment of note payable                                                         (100,000)                     -
  Proceeds from floating rate notes                                                  300,000                      -
  Repurchase of common stock, including transaction costs                           (751,482)               (43,095)
  Repurchase of Intimate Brands, Inc.  common stock                                  (62,639)              (106,046)
  Dividends paid                                                                     (98,268)               (94,783)
  Settlement of Limited Too and Abercrombie & Fitch intercompany
         accounts                                                                     12,000                (47,649)
  Dividend received from Limited Too                                                  50,000                      -
  Stock options and other                                                             36,260                 44,042
                                                                             ---------------          -------------

Net cash used for financing activities                                              (614,129)              (247,531)
                                                                             ---------------          -------------

Net decrease in cash and equivalents                                                (697,014)              (681,596)
  Cash and equivalents, beginning of year                                            870,317                746,395
                                                                             ---------------          -------------

Cash and equivalents, end of period                                          $       173,303          $      64,799
                                                                             ===============          =============


In 1999, noncash financing activities include a $25 million reduction to retained earnings in connection with the spin-off of Limited Too (see note 8).

In 1998, noncash financing activities included the addition of $1.766 billion treasury stock as a result of the exchange of 40.5 million common shares of Abercrombie & Fitch ("A&F") previously owned by the Company for 47.1 million shares of common stock of the Company. Additional noncash financing activities included a $5.6 million dividend effected by a pro rata spin-off of the Company's remaining shares of A&F (see note 8).

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   Basis of Presentation

     The consolidated financial statements include the accounts of The Limited, Inc. (the "Company") and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of Abercrombie & Fitch ("A&F") through May 19, 1998, when it was established as an independent company, Limited Too ("Too") through August 23, 1999, when it was established as an independent company, and Galyan's Trading Co. through August 31, 1999, when a third party purchased a majority interest.

     Investments in other entities (including joint ventures) where the Company has the ability to significantly influence operating and financial policies, including Galyan's Trading Co. for periods after August 31, 1999, are accounted for on the equity method.

     Certain amounts on previously reported financial statement captions have been reclassified to conform with current period presentation.

     The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature except as discussed in Note 8) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements.

2.   Shareholders' Equity and Earnings Per Share

     On June 3, 1999, the Company completed an issuer tender offer by purchasing 15 million shares of its common stock at $50 per share. Additionally, on May 3, 1999, the Contingent Stock Redemption Agreement was rescinded, making the $351.6 million in restricted cash available for general corporate purposes. This cash and other available funds were used to purchase shares under the issuer tender offer.

     Weighted average common shares outstanding (thousands):

                                               Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                          ------------------------------        -------------------------------
                                          October 30,        October 31,        October 30,         October 31,
                                             1999               1998               1999                1998
                                          -----------        -----------        -----------         -----------
Common shares issued                          379,454            379,454            379,454             379,454
Treasury shares                              (164,743)          (152,141)          (158,296)           (133,693)
                                          -----------        -----------       ------------         -----------
Basic shares                                  214,711            227,313            221,158             245,761
Dilutive effect of stock options and
 restricted shares                              8,173              3,739              8,394               5,403
                                          -----------        -----------       ------------         -----------

Diluted shares                                222,884            231,052            229,552             251,164
                                          ===========        ===========       ============         ===========

     The computation of earnings per diluted share excludes options to purchase
     0.5 million and 4.9 million shares of common stock that were outstanding at quarter-end for 1999 and 1998, because the options' exercise price was greater than the average market price of the common shares.


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

4.   Property and Equipment, Net

     Property and equipment, net, consisted of (thousands):

                                                October 30,          January 30,         October 31,
                                                    1999                1999                 1998
                                                -----------          -----------         -----------
Property and equipment, at cost                 $ 2,943,637          $ 3,014,084         $ 3,109,144

Accumulated depreciation and
 amortization                                    (1,688,762)          (1,652,323)         (1,641,052)
                                                -----------          ------------        -----------

Property and equipment, net                     $ 1,254,875          $ 1,361,761         $ 1,468,092
                                                ===========          ============        ===========

5.   Income Taxes

     The provision for income taxes is based on the current estimate of the annual effective tax rate, and for the thirteen and thirty-nine weeks ended October 30, 1999, includes $13 million associated with the Galyan's Trading Co. transaction (see Note 8). Income taxes paid during the thirty-nine weeks ended October 30, 1999 and October 31, 1998 approximated $398.0 million and $203.5 million.

     The Internal Revenue Service (IRS) has assessed the Company for additional taxes for the years 1992 to 1994 relating to the undistributed earnings of foreign affiliates for which the Company has provided deferred taxes. On September 7, 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 tax year. In connection with an appeal of the Tax Court judgment, the Company made a $112 million payment of taxes and interest for the years 1992 to 1998 that reduced deferred tax liabilities. Management believes the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

6.   Financing Arrangements

     Unsecured long-term debt consisted of (thousands):

                                                                 October 30,        January 30,        October 31,
                                                                    1999               1999               1998
                                                                 ----------         ----------         ----------
7 1/2% Debentures due March 2023                                 $  250,000         $  250,000         $  250,000
7 4/5% notes due May 2002                                           150,000            150,000            150,000
9 1/8% notes due February 2001                                      150,000            150,000            150,000
8 7/8% notes due August 1999                                              -            100,000            100,000
Floating rate notes                                                 300,000                  -                  -
                                                                 ----------         ----------         ----------
                                                                    850,000            650,000            650,000
  Less: current portion of long-term debt                           200,000            100,000            100,000
                                                                 ----------         ----------         ----------
                                                                 $  650,000         $  550,000         $  550,000
                                                                 ==========         ==========         ==========

     In May 1999, the Company issued $300 million of floating rate notes, consisting of three individual series (Series A, B and C) of $100 million each. The notes are senior, unsecured obligations and bear interest based on LIBOR, payable quarterly in arrears.

     The notes were originally repayable as follows: Series A due May 2000, Series B due November 2000 and Series C due May 2001. However, on November 22,1999, the Company redeemed the Series A and Series B notes.
     Accordingly, these notes are included in the current portion of long-term debt at October 30, 1999. The Company, at its option, may redeem the remaining Series C notes (in their entirety) on any interest payment date, at par plus accrued and unpaid interest, if any.

     The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"), under which no amounts were outstanding at October 30, 1999. Borrowings outstanding under the Agreement, if any, are due September 28, 2002. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on September 29, 2001, subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate," as defined, LIBOR, CD-based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 0.1% of the committed amount per annum. The Agreement contains covenants relating to the Company's working capital, debt and net worth.

     The Agreement supports the Company's commercial paper program which is used from time to time to fund working capital and other general corporate requirements. No commercial paper was outstanding at October 30, 1999.

     Up to $250 million of debt securities and warrants to purchase debt securities may be issued under the Company's shelf registration statement.

     The Company periodically enters into interest rate swap agreements with the intent to manage interest rate exposure. At October 30, 1999 the Company has an interest rate swap position of $100 million notional principal amount outstanding. This contract effectively changed the Company's interest rate exposure on $100 million of variable rate debt to a fixed rate of 8.09% through July 2000.

     Interest paid during the thirty-nine weeks ended October 30, 1999 and October 31, 1998 approximated $64.1 million and $57.5 million.

7.   Segment Information

     The Company identifies operating segments based on a business's operating characteristics. Reportable segments were determined based on similar economic characteristics, the nature of products and services, and the method of distribution. The apparel segment derives its revenues from sales of women's and men's apparel. The Intimate Brands segment derives its revenues from sales of women's intimate and other apparel, and personal care products and accessories. Sales outside the United States were immaterial.

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

     As a result of its spin-off, the operating results of Limited Too were reclassified from the apparel segment to the "Other" category for all periods presented. The operating results of Galyan's Trading Co. are included in the "Other" category. However, subsequent to August 31, 1999, the Company includes only its 40% share of Galyan's income or loss.

Segment information as of and for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 follows (in thousands):

                                        Apparel           Intimate                     Reconciling
      1999                            Businesses           Brands         Other (a)      Items               Total
-----------------------             ------------         ----------      ----------    -----------         ----------
Thirteen weeks:

Net sales                             $1,170,214         $  814,158      $   79,733             -          $2,064,105
Intersegment sales                       145,945                  -               -     $(145,945)   (b)            -
Operating income (loss)                   21,640             71,158            (304)            -              92,494

Thirty-nine weeks:

Net sales                              3,311,146          2,709,088         416,490             -           6,436,724
Intersegment sales                       412,270                  -               -      (412,270)   (b)            -
Operating income (loss)                   (2,224)           306,190         (10,366)      (13,075)   (d)      280,525

Total assets                           1,223,470          1,438,851       1,781,459      (556,227)   (c)    3,887,553

                                       Apparel            Intimate                     Reconciling
       1998                           Business             Brands         Other (a)       Items               Total
-----------------------             ------------         ----------      ----------    -----------         ----------
Thirteen weeks:

Net sales                           $  1,135,581         $  708,985      $  155,296             -          $1,999,862
Intersegment sales                       125,925                  -               -    $ (125,925)   (b)            -
Operating income (loss)                   (2,720)            70,618          13,088             -              80,986

Thirty-nine weeks:

Net sales                              3,166,145          2,354,561         570,334             -           6,091,040
Intersegment sales                       330,225                  -               -      (330,225)   (b)            -
Operating income (loss)                  (90,351)           266,953          37,109     1,740,030    (e)    1,953,741

Total assets                           1,449,296          1,234,914       1,631,468       (27,431)   (c)    4,288,247

(a) Included in the "Other" category are Henri Bendel, Limited Too (through August 23, 1999), Galyan's Trading Co. (only 40% subsequent to August 31,
     1999), A&F (through May 19, 1998), non-core real estate, and corporate, none of which are significant operating segments.

(b)  Represents intersegment sales elimination.

(c)  Represents intersegment receivable/payable elimination.

(d) 1999 special and nonrecurring item: a $13.1 million second quarter charge for transaction costs related to the Limited Too spin-off, which relates to the "Other" category.

(e) 1998 special and nonrecurring items: 1) a $1.651 billion second quarter tax-free gain on the split-off of A&F; 2) a $93.7 million first quarter gain from the sale of the Company's remaining interest in Brylane; and 3) a $5.1 million first quarter charge for severance and other associate termination costs related to the closing of Henri Bendel stores. These special items relate to the "Other" category.

8.        Special Items

          Effective August 31, 1999, an affiliate of Freeman, Spogli & Co. (together with Galyan's Trading Co. management) purchased a 60% interest in Galyan's Trading Co., with the Company retaining a 40% interest. In addition, the Company sold certain property for $59 million to a third party, which then leased the property to Galyan's under operating leases. The Company received total cash proceeds from these transactions of approximately $170 million, as well as subordinated debt and warrants of $20 million from Galyan's. The transactions resulted in a third quarter pretax gain on sale of subsidiary stock of $11 million, offset by a $6 million provision for taxes. In addition, the revised tax basis of the Company's remaining investment in Galyan's resulted in an additional $7 million deferred tax expense.

          On July 15, 1999, the Company's Board of Directors approved a formal plan to spin-off Limited Too. The record date for the spin-off was August 11, 1999, with The Limited, Inc. shareholders receiving one share of Too, Inc. (successor company to Limited Too) common stock for every seven shares of The Limited common stock held on that date. The spin-off was completed on August 23, 1999. The Company recorded the spin-off by reducing retained earnings by $25 million, which represents the carrying value of the net assets underlying the common stock distributed. As part of the transaction, the Company received from Limited Too a $50 million dividend and a $12 million repayment of advances. During the second quarter of 1999, the Company recorded a $13.1 million special and nonrecurring charge for transaction costs related to the spin-off.

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

          As a result of a plan adopted in connection with a 1997 review of the Company's retail businesses and investments as well as implementation of initiatives intended to promote and strengthen the Company's various retail brands (including closing businesses, identification and disposal of non-core assets and identification of store locations not consistent with a particular brand), the Company recognized special and nonrecurring charges of $276 million during the fourth quarter of 1997, which included store closing and lease termination liabilities of $107 million, of which $18 million and $32 million were paid in 1999 and 1998, leaving a $57 million liability at October 30, 1999.

          The $57 million liability relates principally to future payments and estimated settlement amounts for store closings and downsizings and will continue until final payments to landlords are made, currently scheduled through the year 2016. Unless settlements with landlords occur before the end of such lease periods, completion will run the full lease term. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continuing rent payments through lease expiration.

          No accruals related to these charges were reversed or recorded in operating income during 1999 or 1998.

                       Report of Independent Accountants


To the Board of Directors and
Shareholders of
The Limited, Inc.


We have reviewed the condensed consolidated balance sheets of The Limited, Inc. and Subsidiaries (the "Company") at October 30, 1999 and October 31, 1998, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management.

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

Columbus, Ohio
November 16, 1999

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the third quarter of 1999 increased 3% to $2.064 billion from $2.000 billion in 1998. Operating income increased 14.2% to $92.5 million from $81.0 million in 1998, primarily the result of improved performances at the Company's apparel businesses. Net income was $40.7 million in 1999 and $39.3 million in 1998, and earnings per share was $0.18 in 1999 and $0.17 in 1998. In the third quarter of 1999, the Company recognized an $11.0 million pretax gain on the third party purchase of a 60% majority interest in Galyan's Trading Co. See the "Other Data" section that follows for further discussion of this item and its impact on third quarter earnings.

Third quarter business highlights include the following:

 .    The apparel businesses continued their 1999 progress, with an $18.1 million improvement in operating income for the quarter. Merchandise margins were up and buying and occupancy expenses were leveraged by strong sales growth and closing of low productivity stores. Comparable store sales increases of 11% at Lerner, 7% at Lane Bryant, 9% at Limited Stores and 8% at Structure, also contributed to the improved third quarter performance.

 .    Intimate Brands, Inc. ("IBI") reported earnings per diluted share of $0.15 in both 1999 and 1998 (adjusted for the 5% stock dividend declared June 22, 1999). Operating income was $71.2 million in 1999 compared to $70.6 million in 1998 and net income was $37.9 million in 1999 versus $39.7 million in 1998. Comparable store sales increases of 16% at Victoria's Secret Stores and 10% at Bath & Body Works were partially offset by a 5% sales decrease at Victoria's Secret Catalogue.

 .    The Company completed the spin-off of Limited Too on August 23, 1999, and a third party purchased a 60% majority interest in Galyan's Trading Co. effective August 31, 1999.

Net sales for the thirty-nine weeks ended October 30, 1999 were $6.437 billion, an increase of 6% from $6.091 billion in 1998. Operating income was $280.5 million in 1999 and $1.954 billion in 1998. Net income was $126.7 million in 1999 and $1.803 billion in 1998, and earnings per share was $0.54 in 1999 and $7.18 in 1998. In 1999, the Company recognized an $11 million third quarter pretax gain on the third party purchase of a 60% majority interest in Galyan's Trading Co., and a $13.1 million second quarter charge for transaction costs related to the Limited Too spin-off. In 1998, the Company recognized a $1.651 billion second quarter gain from the split-off of A&F, a $93.7 million first quarter gain from the sale of the Company's remaining interest in Brylane, Inc., and a $5.1 million first quarter charge for severance and other associate termination costs at Henri Bendel. See the "Special Items" and "Other Data" sections that follow for further discussion of these items and their impact on year-to-date earnings.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week and thirty-nine week periods ended October 30, 1999 to the comparable 1998 periods:

                                                 Third Quarter                                Year - to - Date
                                   ----------------------------------------     ----------------------------------------------
                                       1999          1998          Change           1999            1998            Change
                                   -----------   -----------    -----------     -----------     ------------    --------------
Net Sales (millions):

Express                                 $  361        $  357              1%         $  965           $  910                 6%
Lerner New York                            233           218              7%            689              636                 8%
Lane Bryant                                213           209              2%            673              649                 4%
Limited Stores                             177           181             (2%)           508              522                (3%)
Structure                                  147           140              5%            409              393                 4%
Other (principally Mast)                    39            31            N/M              67               56               N/M
                                   -----------   -----------    -----------     -----------     ------------    --------------

 Total apparel businesses               $1,170        $1,136              3%         $3,311           $3,166                 5%
                                   -----------   -----------    -----------     -----------     ------------    --------------
Victoria's Secret Stores                $  423        $  352             20%         $1,331           $1,126                18%
Victoria's Secret Catalogue                124           130             (5%)           543              531                 2%
Bath & Body Works                          260           218             19%            821              677                21%
Other                                        7             9            N/M              14               21               N/M
                                   -----------   -----------    -----------     -----------     ------------    --------------

 Total Intimate Brands                  $  814        $  709             15%         $2,709           $2,355                15%
                                   -----------   -----------    -----------     -----------     ------------    --------------

Henri Bendel                                11            10             10%             29               30                (3%)
Galyan's Trading Co. (a)                    27            48            (44%)           165              130                27%
Limited Too (a)                             42            97            (57%)           223              254               (12%)
Abercrombie & Fitch  (a)                     -             -              -               -              156              (100%)
                                   -----------   -----------    -----------     -----------     ------------    --------------

Total net sales                         $2,064        $2,000              3%         $6,437           $6,091                 6%
                                   ===========   ===========    ===========     ===========     ============    ==============

Operating Income
(millions):

Apparel businesses                      $   22        $   (3)           833%         $   (2)          $  (90)               98%
Intimate Brands                             71            71              0%            306              267                15%
Other                                       (1)           13           (108%)           (10)              37              (127%)
                                   -----------   -----------    -----------     -----------     ------------    --------------

Subtotal                                    92            81             14%            294              214                37%
Special and nonrecurring
 items                                       -             -              -             (13) (b)       1,740 (c)          (101%)
                                   -----------   -----------    -----------     -----------     ------------    --------------

Total operating income                  $   92        $   81             14%         $  281           $1,954               (86%)
                                   ===========   ===========    ===========     ===========     ============    ==============


(a) Limited Too was spun-off on August 23, 1999, and a third party purchased a 60% majority interest in Galyan's effective August 31, 1999. The Abercrombie & Fitch business was split-off effective May 19, 1998 via a tax-free exchange offer. Results up to these dates are included in the consolidated financial statements.

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

N/M  Not meaningful

                                                    Third Quarter                                 Year - to - Date
                                        ----------------------------------------     ---------------------------------------------
                                            1999         1998         Change             1999            1998           Change
                                        -----------   ----------   -------------     ------------   -------------  ---------------
Increase (Decrease) in
   Comparable Store Sales:

Express                                           3%          15%                               9%             17%
Lerner New York                                  11%          (1%)                             13%              7%
Lane Bryant                                       7%          (2%)                              8%              4%
Limited Stores                                    9%           7%                               8%              1%
Structure                                         8%          (2%)                              7%             (7%)
                                        -----------   ----------                     ------------   -------------

   Total apparel businesses                       7%           5%                               9%              6%
                                        -----------   ----------                     ------------   -------------

Victoria's Secret Stores                         16%           4%                              14%              4%
Bath & Body Works                                10%           6%                              11%              3%
                                        -----------   ----------                     ------------   -------------

   Total Intimate Brands                         13%           4%                              13%              3%
                                        -----------   ----------                     ------------   -------------
Henri Bendel                                     13%          (2%)                              9%            (15%)
Galyan's Trading Co. (a)                        N/M            5%                               9%              3%
Limited Too (a)                                 N/M           11%                               9%             17%
Abercrombie & Fitch (a)                           -            -                                -              48%
                                        -----------   ----------                     ------------   -------------

   Total other businesses                        13%           8%                               9%             17%
                                        -----------   ----------                     ------------   -------------
Total comparable store sales
   increase                                       9%           5%                              10%              6%
                                        ===========   ==========                     ============   =============
Store Data:

Retail sales increase (decrease)
   attributable to net new and
   remodeled (closed) stores:
   Apparel businesses                            (4%)         (3%)                             (4%)            (2%)
   Intimate Brands                                7%           7%                               8%              8%

Retail Sales per average selling
   square foot:
   Apparel businesses                       $    64      $    57              11%          $  180          $  158               13%
   Intimate Brands                          $   111      $   101              10%          $  357          $  327                9%

Retail sales per average store
   (thousands):
   Apparel businesses                       $   371      $   333              11%          $1,051          $  925               14%
   Intimate Brands                          $   338      $   312               8%          $1,091          $1,013                8%

Average store size at end of
   quarter (selling square feet):
   Apparel businesses                         5,831        5,845               0%
   Intimate Brands                            3,052        3,080              (1%)

Retail selling square feet at end of
   quarter (thousands):
   Apparel businesses                        17,626       19,173              (8%)
   Intimate Brands                            6,264        5,716              10%

Number of Stores:
Beginning of period                           5,358        5,441                            5,382           5,640
   Opened                                        81           72                              224             195
   Disposal of Galyan's, Limited Too
      and A&F (a)                              (353)           -                             (353)           (159)
   Closed                                       (25)         (51)                            (192)           (214)
                                        -----------   ----------                     ------------   -------------

End of period                                 5,061        5,462                            5,061           5,462
                                        ===========   ==========                     ============   =============

(a) Limited Too was spun-off on August 23, 1999, and a third party purchased a 60% majority interest in Galyan's effective August 31, 1999. The Abercrombie & Fitch business was split-off effective May 19, 1998 via a tax-free exchange offer. Results up to these dates are included in the consolidated financial statements.

N/M  Not meaningful

                                              Number of Stores                             Selling Sq. Ft. (thousands)
                             -------------------------------------------------   ------------------------------------------------

                              October 30,       October 31,                        October 30,       October 31,
                                 1999              1998             Change            1999              1998           Change
                             -------------   ----------------   --------------   ---------------  ---------------   -------------
Express                                690                706              (16)            4,440            4,535             (95)
Lerner New York                        624                677              (53)            4,798            5,195            (397)
Lane Bryant                            695                770              (75)            3,377            3,740            (363)
Limited Stores                         487                593             (106)            2,989            3,577            (588)
Structure                              511                534              (23)            2,022            2,126            (104)
                             -------------   ----------------   --------------   ---------------  ---------------   -------------

   Total apparel businesses          3,007              3,280             (273)           17,626           19,173          (1,547)
                             -------------   ----------------   --------------   ---------------  ---------------   -------------

Victoria's Secret Stores               887                812               75             3,924            3,662             262
Bath & Body Works                    1,166              1,044              122             2,340            2,054             286
                             -------------   ----------------   --------------   ---------------  ---------------   -------------

   Total Intimate Brands             2,053              1,856              197             6,264            5,716             548
                             -------------   ----------------   --------------   ---------------  ---------------   -------------

Henri Bendel                             1                  1                -                35               35               -
Galyan's Trading Co. (a)                 -                 14              (14)                -              947            (947)
Limited Too (a)                          -                311             (311)                -              983            (983)
                             -------------   ----------------   --------------   ---------------  ---------------   -------------
Total stores and selling
   square feet                       5,061              5,462             (401)           23,925           26,854          (2,929)
                             =============   ================   ==============   ===============  ===============   =============


     (a)  See description under table on previous page.


     Net Sales
     ---------

     Net sales for the third quarter of 1999 increased 3% to $2.064 billion from $2.000 billion in 1998. A 9% comparable store sales increase was partially offset by: 1) the loss of Limited Too sales following the August 23, 1999 spin-off; 2) the exclusion of Galyan's sales following the third party purchase of a 60% majority interest effective August 31, 1999; and 3) the closure of stores in the apparel segment.

     At the apparel businesses, net sales for the third quarter of 1999 increased 3% to $1.170 billion from $1.136 billion in 1998. The overall 7% increase in comparable store sales at the apparel businesses was partially offset by a net closure of 273 stores.

     At IBI, net sales for the third quarter of 1999 increased 15% to $814.2 million from $709.0 million in 1998, primarily due to a 13% comparable store sales increase. The balance of the increase was due to the net addition of 197 new stores.

     Year-to-date net sales increased 6% to $6.437 billion from $6.091 billion in 1998. A 10% comparable store sales increase was partially offset by: 1) the loss of A&F sales following the May 19, 1998 split-off; 2) the loss of Limited Too sales following the August 23, 1999 spin-off; and 3) the closure of stores in the apparel segment.

     Gross Income
     ------------

     The third quarter gross income rate (expressed as a percentage of sales) increased to 32.8% in 1999 from 30.8% in 1998. The gross income rate increased 1.6% at the apparel businesses, primarily due to an increase in merchandise margin rate and buying and occupancy expense leverage. IBI's gross income rate increased to 39.7% from 38.8%, primarily due to an increase in merchandise margin rate and positive buying and occupancy expense leverage (particularly at Victoria's Secret Stores).

     The 1999 year-to-date gross income rate increased 2.4% to 32.2% in 1999 from 29.8% in 1998, attributable to an increase in merchandise margin rate at both the apparel businesses and IBI and positive buying and occupancy expense leverage.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The third quarter general, administrative and store operating expense rate (expressed as a percentage of sales) increased to 28.3% in 1999 from 26.8% in 1998, primarily due to an increase at IBI. The rate increase at IBI was primarily due to an increase in national advertising investment for the Victoria's Secret brand and increased training and merchandising costs at Bath & Body Works. The rate was essentially flat at the apparel businesses, as investments in brand building activities, particularly at Express, were offset by savings at Limited Stores and Structure.

The 1999 year-to-date general, administrative and store operating expense rate increased to 27.6% from 26.3% in 1998. In addition to the reasons discussed above, the rate increase was driven by investment in infrastructure and by relocation costs and higher operating costs associated with moving the Victoria's Secret's beauty business to New York City.

Special Items
-------------

Effective August 31, 1999, a third party purchased a 60% majority interest in Galyan's Trading Co. As a result, the Company recorded a related pretax gain on sale of subsidiary stock of $11 million, offset by a $6 million provision for taxes. In addition, the revised tax basis of the Company's remaining investment in Galyan's resulted in an additional $7 million deferred tax expense (see Note 8 to the Consolidated Financial Statements).

During the second quarter of 1999, the Company recognized a $13.1 million special and nonrecurring charge for transaction costs related to the Limited Too spin-off (see Note 8 to the Consolidated Financial Statements).

On May 19, 1998, the Company completed a tax-free exchange offer to establish A&F as an independent company. A total of 47.1 million shares of the Company's common stock were exchanged at a ratio of .86 a share of A&F common stock for each Limited share tendered. In connection with the exchange, the Company recorded a $1.651 billion tax-free gain. This gain was measured based on the $43 5/8 per share market value of the A&F common stock at the expiration date of the exchange offer.

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

As a result of a plan adopted in connection with a 1997 review of the Company's retail businesses and investments as well as implementation of initiatives intended to promote and strengthen the Company's various retail brands (including closing businesses, identification and disposal of non-core assets and identification of store locations not consistent with a particular brand), the Company recognized special and nonrecurring charges of $276 million during the fourth quarter of 1997. These charges included store closing and lease termination liabilities of $107 million, of which $18 million and $32 million were paid in 1999 and 1998, leaving a $57 million liability at October 30, 1999.

The remaining $57 million liability relates principally to future payments and estimated settlement amounts for store closings and downsizings and will continue until final payments to landlords are made, currently scheduled through the year 2016. Unless settlements with landlords occur before the end of such lease periods, completion will run the full lease term. In determining the provision for lease obligations, the Company considered the amount of time remaining on each store's lease and estimated the amount necessary for either buying out the lease or continuing rent payments through lease expiration.

No accruals related to these charges were reversed or recorded in operating income during 1999 or 1998.

The $276 million charge taken in 1997 also included $86 million of impairment charges, which reduced depreciation by approximately $18 million in fiscal year 1998 and will have a similar impact in fiscal year 1999.

Operating Income
----------------

The third quarter operating income rate (expressed as a percentage of sales) increased to 4.5% in 1999 from 4.0% in 1998. The improvement was driven by the gross income rate increase of 2.0%, more than offsetting the increase in general, administrative and store operating expense rate of 1.5%. The entire operating income increase resulted from improvements at the apparel businesses.

The year-to-date operating income rate was 4.4% in 1999, including $(13.1) million, or (.2%), in special and nonrecurring expense. The year-to-date operating income rate was 32.1% in 1998, including $1.651 billion, or 28.6%, in special and nonrecurring income. Excluding special and nonrecurring items, the improvement in the operating income rate from 3.5% to 4.6% was driven by the gross income rate increase of 2.4%, more than offsetting the increase in the general, administrative and store operating expense rate of 1.3%. The rate improvement was driven by higher margins at the apparel businesses, while IBI was able to maintain its 1998 operating income rate of 11.3%.

Interest Expense
----------------

                                          Third Quarter                  Year-to-Date
                                  ----------------------------   ------------------------------
                                      1999           1998             1999            1998
                                  -------------  -------------   --------------  --------------
Average borrowings (millions)         $1,079           $ 840           $ 967            $ 776
Average effective interest rate         7.57%           8.12%           7.90%            8.46%

Compared to 1998, interest expense increased $3.4 million in the third quarter and $8.1 million year-to-date. The increases were due primarily to increased borrowings, partially offset by a lower average effective interest rate.

Other Income
------------

Compared to 1998, other income decreased $2.9 million in the third quarter and $6.8 million year-to-date. The decreases were due to lower average invested cash balances, principally due to the $750 million share repurchase, and to lower interest rates on 1999 balances.

Other Data
----------

The Company recorded special items in 1999 and 1998 that impacted the comparability of the Company's earnings per share data and are more fully described in the "Special Items" section herein and in Note 8 to the Consolidated Financial Statements.

The information included in this section is not intended to be presented in accordance with SEC guidelines for pro forma financial information but is provided to assist in investors' understanding of the Company's results of operations.

Excluding special items in both years and reflecting the A&F split-off and Limited Too spin-off as if they had occurred at the beginning of 1998, third quarter net income increased 16% to $40.8 million from $35.1 million in 1998, and earnings per share increased 20% to $0.18 from $0.15. For the thirty-nine weeks ended October 30, 1999 and October 31, 1998, net income increased 52% to $133.0 million from $87.0 million in 1998 and earnings per share increased 54% to $0.57 from $0.37. The special items excluded were as follows:

 . In 1999, an $11.0 million third quarter pretax gain, related to the third party purchase of a 60% majority interest in Galyan's Trading Co., was offset by a $6.0 million provision for taxes on the gain. In addition, the revised tax basis of the Company's remaining Galyan's investment resulted in an additional $7.0 million deferred tax expense.

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

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                              October 30,       January 30,      October 31,
                                                 1999              1999             1998
                                              -----------       -----------      -----------
Working capital                                $  752,335        $1,070,249       $  667,610
                                              ===========       ===========      ===========
Capitalization:
  Long-term debt                               $  650,000        $  550,000       $  550,000
  Shareholders' equity                          1,880,288         2,233,303        1,979,682
                                              -----------       -----------      -----------
Total capitalization                           $2,530,288        $2,783,303       $2,529,682
                                              ===========       ===========      ===========
Additional amounts available under
  long-term credit agreements                  $1,000,000        $1,000,000       $1,000,000
                                              ===========       ===========      ===========

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $299.8 million for the thirty-nine weeks ended October 30, 1999 versus $312.7 million used for operating activities last year. Significant uses of cash in both years relate to the growth of inventories for the Fall selling seasons and the payment of tax accruals related to the fourth quarter of the prior year. The cash used for inventories was lower in 1999 than 1998 because of lower Fall inventories at the apparel businesses, including the impact of closed stores. Additionally, in the third quarter of 1999, the Company made a $112 million payment of taxes and interest related to an Internal Revenue Service assessment (see Note 5 to the Consolidated Financial Statements).

Investing activities in 1999 included the rescission of the Contingent Stock Redemption Agreement; and $170.2 million in proceeds from the third party purchase of a 60% majority interest in Galyan's Trading Co. and the sale of related property; and capital expenditures, primarily for new and remodeled stores. In 1998, major investing activities included capital expenditures and $131.2 million in proceeds from the sale of the Company's remaining investment in Brylane, Inc.

Financing activities in 1999 included proceeds of $300 million from floating rate notes issued in May 1999 as well as the repayment of $100 million of term debt in August 1999. Additionally, the rescission of the Contingent Stock Redemption Agreement made $351.6 million in restricted cash available for general corporate purposes. This cash and other available funds were used to repurchase shares under the self-tender, which was funded June 14, 1999. A total of 15 million shares of the Company's common stock were repurchased at $50 per share, resulting in a cash outflow of $750 million plus transaction costs. Cash used for financing activities in 1999 also reflected the IBI stock repurchase initiated during January 1999. During 1999, IBI repurchased 1.5 million shares from its public shareholders for $62.6 million. Additionally, IBI repurchased
8.2 million shares from The Limited at the same weighted average per share price, with no net cash flow impact to The Limited. Financing activities also reflected a $50 million dividend and a $12 million repayment of advances to Limited Too in connection with the August 23, 1999 spin-off. In addition, financing activities included an increase in the quarterly dividend from $0.13 per share to $0.15 per share, which was partially offset by a lower number of outstanding shares.

On November 22, 1999, the Company redeemed the $100 million Series A floating rate notes originally repayable in May 2000, and the $100 million Series B floating rate notes originally repayable in November 2000.

Capital Expenditures
--------------------

Capital expenditures totaled $289.0 million for the thirty-nine weeks ended October 30, 1999, compared to $286.3 million for the same period in 1998. The Company anticipates spending $400 to $420 million for capital expenditures in 1999, of which $280 to $300 million will be for new stores and for remodeling of and improvements to existing stores. These amounts include capital expenditures related to Galyan's and Limited Too prior to their divestiture.

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

 . implementation, which includes the placement of renovated systems "in production" and training end users

There are four areas of focus:

 . Renovation of legacy systems. The Company's ten operating businesses have completed all five stages of Year 2000 implementation for renovation of legacy systems.

 . Installation of new software packages to replace selected legacy systems at five of the Company's ten operating businesses. Replacement of these significant legacy systems with new software packages is complete.

 . Assessment of Year 2000 readiness at key vendors and suppliers. A vast network of vendors, suppliers and service providers located both within and outside the United States provide the Company with merchandise for resale, supplies for operational purposes and services. The Company identified key vendors, suppliers and service providers, and sent Year 2000 surveys to 400 of these vendors to determine their Year 2000 status. A total of 370 vendors responded and indicated that they will be Year 2000 compliant. Based upon the results of the surveys, the Company selected twenty-one vendors for on-site visits to further assess the vendors' progress and estimated compliance dates. Each of the Company's businesses has considered the results of the vendor surveys and on-site visits during the development of its contingency plan.

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

Cost to Address the Year 2000 Issue
-----------------------------------

Total expenditures incurred from 1997 through October 30, 1999 related to remediation, testing, conversion, replacement and upgrading system applications were $80 million, and incremental expenses totaled $15 million. Total costs included expenditures associated with the development of an internal testing center, which has enabled the Company to perform comprehensive testing of newly renovated systems by processing transactions as if they had occurred in the Year 2000. This internal testing process was used to develop the risk and cost estimates described in the "Information Systems and `Year 2000' Compliance" section of the Form 10-Q.

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

Total remaining expenditures are expected to range from $5 to $10 million during 1999 and 2000. Total incremental expenses, including depreciation and amortization of new package systems, remediation to bring current systems into compliance, and writing off legacy systems are not expected to have a material impact on the Company's financial condition during 1999 and 2000.

Reasonably Likely Worst Case Scenario and Contingency Plans
-----------------------------------------------------------

The Company believes that the reasonably likely worst case scenario would involve short-term disruption of systems affecting its supply and distribution channels. The Company and its individual operating businesses have substantially completed the development of contingency plans that identify actions to be taken if any critical systems or services are interrupted. The Company's businesses have considered various contingency plans, such as alternative sourcing and accelerated delivery of merchandise from foreign suppliers, and operational alternatives, including manual processes. In addition, the Company plans to have key managerial, operational and technical support personnel available to identify and remedy any disruption that may occur during the transition to the new millennium.

At the present time, the Company is not aware of any Year 2000 issues that are expected to affect materially its products, services, competitive position or financial performance. Additionally, the Company has not postponed any significant information technology projects due to the Year 2000 project. Thus, the Company does not believe that the delay of any projects has had a material impact on its financial condition and results of operations. However, despite the Company's significant efforts to make its systems, facilities and equipment Year 2000 compliant, the compliance of third party service providers and vendors (including, for instance, governmental entities and utility companies) is beyond the Company's control. Accordingly, the Company can give no assurances that the failure of technology infrastructure of the United States (or other systems, such as utilities, of general importance), foreign nations or other companies on which the Company's systems rely, or the failure of key suppliers or other third parties to comply with Year 2000 requirements, will not have a material adverse effect on the Company.

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

        On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company and certain of its subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On November 26, 1997, ATMI served a motion to alter or amend judgment and a motion to disqualify the presiding judge and to vacate the order of dismissal. The motion to disqualify was denied on December 22, 1997, but as a matter of his personal discretion, the presiding judge elected to recuse himself from further proceedings and this matter was transferred to a judge of the United States District Court for the Southern District of Ohio, Western Division. On May 21, 1998, this judge denied all pending motions seeking to alter, amend or vacate the judgment that had been entered in favor of the Company. On June 5, 1998, ATMI appealed to the United States Court of Appeals for the Sixth Circuit. On September 14, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the order of dismissal. ATMI's petition for rehearing and suggestion for rehearing en banc were denied on November 2, 1999.

        On January 13, 1999, two complaints were filed against the Company and its subsidiary, Lane Bryant, Inc., as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On March 29, 1999, a motion was filed to transfer this action to the United States District Court located on Saipan, and on April 12, 1999, a motion to dismiss the complaint for failure to state a claim upon which relief can be granted was filed. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. The Company, along with certain other defendants, has filed a petition for a writ of mandamus in the Ninth Circuit Court of Appeals seeking an order holding that the transfer of the case to the United States District Court for the District of Hawaii was in error and ordering that the case be transferred to the United States District Court on Saipan. The motion to dismiss the complaint for failure to state a claim upon which relief can be granted remains pending. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, alleges unfair business practices under California law. On March 29, 1999, a motion (called a "demurrer") seeking dismissal of this complaint was filed. On September 3, 1999, portions of the demurrer were overruled and the plaintiffs were given leave to amend other portions of the complaint. A First Amended Complaint was filed on September 23, 1999, and a second demurrer was filed on October 6, 1999. On November 22, 1999, the demurrer to the First Amended Complaint was overruled.

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


Date:  December 10, 1999

__________________________________

* Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.