Form 10-K/A
period 1999-01-30
LIMITED INC
filed 2000-02-17
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                  ___________


                                  FORM 10-K/A

                                 (Amendment 2)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X
                 ---

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of January 27, 1999: $6,838,233,542.

Number of shares outstanding of the registrant's Common Stock as of January 27, 2000: 214,954,296.

                     DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report to shareholders for the fiscal year ended January 30, 1999 are incorporated by reference into Part I, Part II and
Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 17, 1999 are incorporated by reference into
Part III.

                                    PART I

INFORMATION REGARDING FILING OF FORM 10-K/A (AMENDMENT 2)

Change in Accounting for Gift Certificates, Store Credits and Layaway
Sales

The Company sells gift certificates in exchange for cash and issues store credits in exchange for the value of returned merchandise. These gift certificates and store credits do not expire and both can be redeemed toward the purchase of merchandise in the future. The Company also offers a layaway sales program, which allows customers to make payments over a period of time toward the purchase of merchandise.

As discussed in Note 2 to the Consolidated Financial Statements, the Company has changed its accounting for gift certificates, store credits and layaway sales. The change was made after the issuance of the recent Securities and Exchange Commission Staff Accounting Bulletin, No. 101, "Revenue Recognition in Financial Statements." The Company had historically recognized net receipts/(redemptions) from gift certificates and store credits as a reduction/(increase) to general, administrative and store operating expenses. Layaway sales were recognized upon receipt of the initial payment. The Company now defers the recognition of income on these transactions until the merchandise is delivered to the customer.

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements, including the Consolidated Statements of Operations for the years ended January 30, 1999, January 31, 1998 and February 1, 1997. In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998, and to Notes 1, 7, 8, 14 and 15 to the Consolidated Financial Statements. Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 were adjusted to reflect the restatement.

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

Additional information about the Company's business, including its revenues and profits for the last three years, plus selling square footage and other information about each of the Company's operating businesses, is set forth under the caption "Management's Discussion and Analysis" of the 1998 Annual Report and is incorporated herein by reference. For the financial results of the Company's reportable operating segments, see Note 14 of the Notes to the Consolidated Financial Statements included in the 1998 Annual Report, incorporated herein by reference.


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

     (a)(3)   List of Exhibits.
              ----------------

     3.   Articles of Incorporation and Bylaws.

          3.1. Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K/A for the fiscal year ended January 30, 1988.

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

11.    Statement re: Restated Computation of Per Share Earnings.

12.    Statement re: Computation of Restated Ratio of Earnings to Fixed
       Charges.

13. Excerpts from the 1998 Annual Report to Shareholders including "Financial Summary", "Management's Discussion and Analysis", "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Accountants" on pages 3 through 22.

21.    Subsidiaries of the Registrant.

23.    Consent of Independent Accountants.

24.    Powers of Attorney.

27.    Restated Financial Data Schedule.

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

Date: February 16, 2000

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

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.     Document
-----------     ----------------------------------------------------------------


 3.2            Restated Bylaws of the Company.

10.4            Indemnification Agreement.

10.5 Supplemental Schedule of Directors and Executive Officers Who are Parties to an Indemnification Agreement.

 11             Statement re: Restated Computation of Per Share Earnings.

 12             Statement re: Computation of Restated Ratio of Earnings to Fixed
                Charges.

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

 27             Restated Financial Data Schedule.

 99             Annual Report of The Limited, Inc. Savings and Retirement Plan.