Form 10-Q/A
period 1999-05-01
LIMITED INC
filed 2000-04-18
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                      __________________________________


                                  FORM 10-Q/A


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


                                 Yes   X       No
                                     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Common Stock, $.50 Par Value            Outstanding at March 24, 2000
        ----------------------------            -----------------------------
                                                      215,184,743 Shares

                               THE LIMITED, INC.

                               TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------
Information Regarding Filing of Form 10-Q/A                             3

Part I. Financial Information

   Item 1. Financial Statements
      Consolidated Statements of Income
         Thirteen Weeks Ended
            May 1, 1999 and May 2, 1998.................................4

      Consolidated Balance Sheets
            May 1, 1999, January 30, 1999 and May 2, 1998...............5

      Consolidated Statements of Cash Flows
         Thirteen Weeks Ended
            May 1, 1999 and May 2, 1998.................................6

      Notes to Consolidated Financial Statements........................7

   Item 2. Management's Discussion and Analysis of
            Results of Operations and Financial Condition..............13

Part II. Other Information

   Item 1. Legal Proceedings...........................................23

   Item 4. Submission of Matters to a Vote of Security Holders.........24

   Item 6. Exhibits and Reports on Form 8-K............................25

INFORMATION REGARDING FILING OF FORM 10-Q/A

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


The Company has given retroactive effect to this accounting change by restating its previously issued financial statements, including the Consolidated Statements of Operations for the thirteen weeks ended May 1, 1999 and May 2, 1998. In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of May 1, 1999, January 30, 1999 and May 2, 1998 and to Notes 6 and 8 to the Consolidated Financial Statements. Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the thirteen weeks ended May 1, 1999 and May 2, 1998 were adjusted to reflect the restatement.

                        PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     (Thousands except per share amounts)

                                  (Unaudited)


                                                                 Thirteen Weeks Ended
                                                                -----------------------
                                                                May 1,            May 2,
                                                                 1999              1998
                                                                -------           ------
Net sales                                                    $2,104,798         $2,008,077
   Cost of goods sold and buying and occupancy costs          1,451,430          1,426,422
                                                             ----------         ----------
Gross income                                                    653,368            581,655
   General, administrative and store operating expenses        (563,038)          (507,208)

   Special and nonrecurring items, net                                -             88,633
                                                             ----------         ----------

Operating income                                                 90,330            163,080

   Interest expense                                             (16,790)           (15,741)

   Other income                                                  15,331             16,153

   Minority interest                                             (8,420)            (8,833)
                                                             ----------         ----------
Income before income taxes                                       80,451            154,659

   Provision for income taxes                                    35,000             65,000
                                                             ----------         ----------
Net income                                                      $45,451            $89,659
                                                             ----------         ----------
Net income per share:
  Basic                                                            $.20               $.33
                                                             ==========         ==========
  Diluted                                                          $.19               $.32
                                                             ==========         ==========
Dividends per share                                                $.15               $.13
                                                             ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                            May 1,          January 30,           May 2,
                                                             1999               1999               1998
                                                          ----------        -----------         ----------
                                                          (Unaudited)                           (Unaudited)
                    ASSETS
                    ------
Current assets:
  Cash and equivalents                                    $  491,366          $  870,317          $  687,869
  Accounts receivable                                         72,140              77,715              81,602
  Inventories                                              1,170,303           1,119,670           1,056,091
  Store supplies                                              99,947              98,797              96,789
  Other                                                      153,861             140,380             103,870
                                                          ----------          ----------          ----------

Total current assets                                       1,987,617           2,306,879           2,026,221

Property and equipment, net                                1,371,263           1,361,761           1,398,838

Restricted cash                                              351,600             351,600             351,600

Deferred income taxes                                         94,842              48,782              62,237

Other assets                                                 476,810             480,686             427,972
                                                          ----------          ----------          ----------

Total assets                                              $4,282,132          $4,549,708          $4,266,868
                                                          ==========          ==========          ==========
        LIABILITIES AND SHAREHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
   Accounts payable                                         $204,700            $289,947            $277,243
   Current portion of long-term debt                         100,000             100,000                   -
   Accrued expenses                                          611,460             661,784             631,877
   Income taxes                                               12,614             128,273                   -
                                                          ----------          ----------          ----------

Total current liabilities                                    928,774           1,180,004             909,120

Long-term debt                                               550,000             550,000             650,000

Other long-term liabilities                                  195,819             195,641             192,399

Minority interest                                             51,203             105,504             102,076

Contingent stock redemption agreement                        351,600             351,600             351,600

Shareholders' equity:
  Common stock                                               180,352             180,352             180,352
  Paid-in capital                                            158,203             157,214             152,056
  Retained earnings                                        5,481,947           5,470,689           3,608,070
                                                          ----------          ----------          ----------
                                                           5,820,502           5,808,255           3,940,478

  Less: treasury stock, at average cost                   (3,615,766)         (3,641,296)         (1,878,805)
                                                          ==========          ==========          ==========

Total shareholders' equity                                 2,204,736           2,166,959           2,061,673
                                                          ----------          ----------          ----------

Total liabilities and shareholders' equity                $4,282,132          $4,549,708          $4,266,868
                                                          ==========          ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)



                                                                      Thirteen Weeks Ended
                                                                   -------------------------
                                                                   May 1,              May 2,
                                                                    1999                1998
                                                                   ------              ------
Cash flows from operating activities:
   Net income                                                      $ 45,451           $ 89,659

Impact of other operating activities on cash flows:
   Depreciation and amortization                                     75,441             74,722
   Special and nonrecurring items, net                                    -            (53,633)
   Minority interest, net of dividends paid                           3,233              4,412
   Changes in assets and liabilities:
       Accounts receivable                                            5,575              1,768
       Inventories                                                  (50,633)           (53,381)
       Accounts payable and accrued expenses                       (135,571)           (47,369)
       Income taxes                                                (161,719)          (131,320)
       Other assets and liabilities                                   1,166              1,285
                                                                   --------           --------

Net cash used for operating activities                             (217,057)          (113,857)
                                                                   --------           --------

Investing activities:
   Net expenditures related to Easton real estate investment         (7,024)            (3,967)
   Capital expenditures                                             (95,260)           (58,213)
   Proceeds from sale of interest in investee                             -            131,262
                                                                   --------           --------

Net cash provided by (used for) investing activities               (102,284)            69,082
                                                                   --------           --------

Financing activities:
   Repurchase of subsidiary common stock                            (56,569)                 -
   Dividends paid                                                   (34,193)           (35,571)
   Stock options and other                                           31,152             21,820
                                                                   --------           --------

Net cash used for financing activities                              (59,610)           (13,751)
                                                                   --------           --------

Net decrease in cash and equivalents                               (378,951)           (58,526)
   Cash and equivalents, beginning of year                          870,317            746,395
                                                                   --------           --------

Cash and equivalents, end of period                                $491,366           $687,869
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

     The consolidated financial statements as of and for the periods ended May 1, 1999 and May 2, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K, as amended. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

     The consolidated financial statements as of May 1, 1999 and for the thirteen week periods ended May 1, 1999 and May 2, 1998 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements.

2.   Change in Accounting

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

     The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The impact of the restatement on the Consolidated Statements of Operations relates principally to gift certificates and store credits. The impact for the thirteen weeks ended May 1, 1999 and May 2, 1998 is as follows (in thousands, except per share amounts):

                                                                    Thirteen Weeks Ended
                                               --------------------------------------------------------------
                                                       May 1, 1999                        May 2, 1998
                                               -----------------------------   ------------------------------
                                                As Previously        As        As Previously          As
                                                  Reported         Restated       Reported          Restated
                                               --------------    -----------   -------------       ----------
General, administrative and store
     operating expenses                         $    (590,773)    $ (563,038)   $   (530,323)      $ (507,208)

Operating income                                       69,430         90,330         144,980          163,080

Minority interest                                      (7,425)        (8,420)         (7,923)          (8,833)

Income before income taxes                             60,546         80,451         137,469          154,659

Provision for income taxes                             27,000         35,000          58,000           65,000

Net income                                      $      33,546     $   45,451    $     79,469       $   89,659
                                               ==============    ===========   =============       ==========

Basic earnings per share                        $        0.15     $     0.20    $       0.29       $     0.33

Diluted earnings per share                      $        0.14     $     0.19    $       0.28       $     0.32

     In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of May 1, 1999, January 30, 1999 and May 2, 1998.

     Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the thirteen weeks ended May 1, 1999 and May 2, 1998 were adjusted to reflect the restatement.

     In addition to the above, the Company reclassified certain distribution costs related to Bath and Body Works from general, administrative and store operating expense to buying and occupancy expense, consistent with the Company's other businesses. Such amounts were $6.8 million and $5.0 million for the thirteen weeks ended May 1, 1999 and May 2, 1998.

3.   Earnings Per Share

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

4.   Inventories

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


5.   Property and Equipment, Net

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
                                                     ==========          ==========         ==========


6.   Income Taxes


     The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 1, 1999 and May 2, 1998 approximated $196.7 million and $154.7 million. Income tax assets of $17.9 million were included in other current assets at May 2, 1998.

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


7.   Financing Arrangements

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

8.   Segment Information

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

     Segment information for the thirteen weeks ended May 1, 1999 and May 2, 1998 follows (in thousands):

                             Apparel           Intimate                           Reconciling
      1999                 Businesses           Brands            Other (A)         Items               Total
--------------------    ----------------    ---------------    -------------     --------------       ----------
Net sales                 $1,158,276          $  877,821        $   68,701                  -         $2,104,798

Intersegment sales           106,317                   -                 -          $(106,317) (B)             -

Operating income (loss)        2,400              94,694            (6,764)                 -             90,330

Total assets               1,287,674           1,133,506         2,020,129           (159,177) (D)     4,282,132


                            Apparel           Intimate                           Reconciling
      1998                 Businesses           Brands            Other (A)         Items                 Total
--------------------    ----------------    ---------------    -------------     --------------         ----------
Net sales                  $1,055,301          $ 770,868          $181,908               -              $2,008,077

Intersegment sales             96,721                  -                 -        $(96,721) (B)                  -

Operating income (loss)       (18,983)            81,018            12,412          88,633 (C)              163,080

Total assets                1,182,043          1,224,539         2,041,107        (180,821) (D)           4,266,868

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


9.   Special Items

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


10.  Subsequent Events

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

[LETTERHEAD OF PRICEWATERHOUSECOOPERS LLP APPEARS HERE]


                       Report of Independent Accountants



To the Audit Committee of
The Board of Directors of
The Limited, Inc.



We have reviewed the accompanying condensed consolidated balance sheets of The Limited, Inc. and Subsidiaries (the "Company") as of May 1, 1999 and May 2, 1998, and the related condensed consolidated statements of income and cash flows for each of the thirteen-week periods ended May 1, 1999 and May 2, 1998. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 30, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 1999, except for the information in Note 2 as to which the date is February 16, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 1999, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


The condensed consolidated financial statements as of May 1, 1999 and May 2, 1998 and for each of the thirteen-week periods ended May 1, 1999 and May 2, 1998 have been restated as described in Note 2.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP


Columbus, Ohio
May 17, 1999, except for the
information in Note 10 as to
which the date is June 3, 1999
and in Note 2 as to which the
date is February 16, 2000.

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

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The change in accounting results in a shift in the pattern of quarterly earnings from the fourth quarter (when receipts exceed redemptions) to the first and second quarters (when redemptions exceed receipts). Accordingly, net income for the thirteen weeks ended May 1, 1999 was increased from the previously reported amounts by $11.9 million, or $0.05 per share, and net income for thirteen weeks ended May 2, 1998 was increased by $10.2 million, or $0.04 per share.

Results of Operations

Net sales for the first quarter of 1999 increased 5% to $2.105 billion from $2.008 billion in 1998. Operating income decreased to $90.3 million, from $163.1 million in 1998. Operating income in the first quarter of 1998 included a $93.7 million pretax gain from the sale of the Company's remaining interest in Brylane, Inc. that was partially offset by a $5.1 million charge for severance and other associate termination costs at Henri Bendel. Net income decreased to $45.5 million from $89.7 million in 1998, and earnings per share decreased to $.19 from $.32 in 1998. In the first quarter of 1998, special and nonrecurring items contributed $53.2 million of net income and $0.19 earnings per share.

Business highlights for the first quarter of 1999 include the following:


 . Intimate Brands, Inc. ("IBI"), led by strong performances at Victoria's Secret
  Stores and Bath & Body Works, reported earnings per share of $0.21, compared to $0.18 in 1998. Operating income increased 17% and net income increased
  13%.

 . Victoria's Secret Stores' sales increased 17% to $422.8 million, reflecting a comparable store sales increase of 13%. Operating income grew 23%. Sales were driven by three new product launches including `Body by Victoria', the most successful launch in the brand's history. These product launches were supported by national television advertising.

 . Bath & Body Works' sales increased 26% to $258.1 million, with comparable stores sales increasing 13%. Operating income grew 28%. Overall, the brand experienced solid customer response to its unique product offerings and continued strong sales of White Barn Candle Co. home fragrance products.

 . The apparel businesses continued to show improvement driven by a 12% increase in comparable store sales. The sales increase contributed to an additional $21.4 million in operating income versus last year.

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

Financial Summary
-----------------

The following summarized financial data compares the thirteen week period ended May 1, 1999 to the comparable 1998 period:



                                            First Quarter       First Quarter         % Change
                                                 1999                1998          From Prior Year
                                            -------------       -------------      ---------------
Net Sales (millions):
Express                                        $  301              $  269                12%
Lerner New York                                   236                 202                17%
Lane Bryant                                       223                 210                 6%
The Limited                                       166                 171                (3%)
Structure                                         123                 121                 2%
Limited Too                                        95                  82                16%
Other (principally Mast)                           14                   -                N/M
                                             ----------          ----------          ---------
  Total apparel businesses                     $1,158              $1,055                10%
                                             ----------          ----------          ---------

Victoria's Secret Stores                       $  423              $  362                17%
Victoria's Secret Catalogue                       194                 199                (3%)
Bath & Body Works                                 258                 205                26%
Other                                               3                   5                N/M
                                             ----------          ----------          ---------
  Total Intimate Brands                        $  878              $  771                14%
                                             ----------          ----------          ---------
Henri Bendel                                        9                  12               (25%)
Galyan's Trading Co.                               60                  36                67%
Abercrombie & Fitch*                                -                 134              (100%)
                                             ----------          ----------          ---------
   Total net sales                             $2,105              $2,008                 5%
                                             ==========          ==========          =========


                                            First Quarter       First Quarter         % Change
                                                 1999                1998          From Prior Year
                                            -------------       -------------      ---------------
Operating Income (Loss) (millions):
Apparel businesses                             $    2              $  (19)              111%
Intimate Brands                                    95                  81                17%
Other                                              (7)                 12                N/M
                                             ----------          ----------          ---------
Subtotal                                           90                  74                22%
Special items                                       -                  89**              N/M
                                             ----------          ----------          ---------
Total operating income                         $   90              $  163               (45%)
                                             ==========          ==========          =========


                                            First Quarter       First Quarter         % Change
                                                 1999                1998          From Prior Year
                                            -------------       -------------      ---------------
Comparable Store Sales:
Express                                           16%                 20%
Lerner New York                                   23%                 10%
Lane Bryant                                        9%                  5%
The Limited                                        5%                 (2%)
Structure                                          3%                 (5%)
Limited Too                                       10%                 23%
                                             ----------          ----------
  Total apparel businesses                        12%                  8%
                                             ----------          ----------

Victoria's Secret Stores                          13%                  6%
Bath & Body Works                                 13%                 (1%)
                                             ----------          ----------
  Total Intimate Brands                           13%                  4%
                                             ----------          ----------

Henri Bendel                                       8%                (27%)
Galyan's Trading Co.                              10%                 (2%)
Abercrombie & Fitch*                               -                  48%
                                             ----------          ----------
Total comparable store sales increase             12%                  8%
                                             ==========          ==========

Retail sales increase attributable to new
 and remodeled stores                              2%                  2%
Retail sales per average selling
 square foot
  Apparel businesses                              $59                 $51                  16%
  Intimate Brands                                $116                $105                  10%
Retail sales per average store (thousands)
  Apparel businesses                             $333                $285                  17%
  Intimate Brands                                $355                $327                   9%
Average store size at end of
 quarter (selling square feet)
  Apparel businesses                            5,613               5,617
  Intimate Brands                               3,047               3,101
Retail selling square feet (thousands)         26,117              28,000

Number of Stores:
Beginning of year                               5,382               5,640
  Opened                                           84                  64
  Closed                                         (108)               (105)
                                             ----------          ----------
End of period                                   5,358               5,599
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

Gross Income
------------

The first quarter of 1999 gross income rate (expressed as a percentage of sales) increased to 31.0% from 29.0% for the first quarter of 1998. Improvement was realized at both the apparel businesses and IBI. The apparel businesses' gross income rate increased primarily due to positive buying and occupancy expense leverage, partially offset by a slight decrease in merchandise margin rate. The buying and occupancy expense leverage resulted from increased sales (particularly at Express and Lerner New York) and the benefit of closed stores. The IBI gross income rate increased principally due to an increase in merchandise margin rate (representing gross income before deduction of buying and occupancy costs), resulting from higher initial markups and reduced markdowns, particularly at Victoria's Secret Stores.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The first quarter of 1999 general, administrative and store operating expense rate (expressed as a percentage of sales) increased to 26.8% from 25.3% in 1998. This increase was primarily attributable to a 2.3% rate increase at IBI, primarily due to an increase in national advertising investment for the Victoria's Secret brand. In addition, the increase was driven by a shift in the mix of net sales to Bath and Body Works, which has higher general, administrative and store operating expense rates due to significantly smaller stores. The apparel businesses rate increase of 0.4% reflects investments associated with the rollout of the merchandise process redesign and brand building activities, including investments in store staffing.

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

Operating Income
----------------

The first quarter of 1999 operating income rate (expressed as a percentage of sales) was 4.3% versus 8.1% for 1998. Excluding special and nonrecurring items, the first quarter 1998 operating income rate was 3.7%. The improvement in the operating income rate (excluding special and nonrecurring items) was driven by the gross income rate increase of 2.0% more than offsetting the increase in general, administrative and store operating expense rate of 1.5%.

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

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):




                                              May 1,          January 30,        May 2,
                                               1999              1999             1998
                                            ----------       ------------      ----------
Working capital                             $1,058,843        $1,126,875       $1,117,101
                                            ==========        ==========       ==========
Capitalization:
  Long-term debt                            $  550,000        $  550,000       $  650,000
  Shareholders' equity                       2,204,736         2,166,959        2,061,673
                                            ----------        ----------       ----------
Total capitalization                        $2,754,736        $2,716,959       $2,711,673
                                            ==========        ==========       ==========
Additional amounts available under
  long-term credit agreements               $1,000,000        $1,000,000       $1,000,000
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


Financing activities for the first quarter of 1999 reflected the IBI stock repurchase initiated during January 1999. In the first quarter, IBI repurchased
1.5 million shares from its public shareholders for $56.6 million. Additionally, IBI repurchased 8.0 million shares from The Limited at the same weighted average per share price, which had no net cash flow impact to the Limited. Financing activities also reflected an increase in the quarterly dividend from $0.13 per share to $0.15 per share, which was more than offset by a lower number of outstanding shares.

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


Further information regarding these transactions is contained in the Schedule 13E-4 filed by the Company with the Securities and Exchange Commission on May 4, 1999 (with subsequent amendments), and in Note 10 of the accompanying Notes to Consolidated Financial Statements.

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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
--------------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q/A or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Among other things, the foregoing statements as to costs and dates relating to the Year 2000 effort are forward-looking and are based on the Company's current best estimates that may be proven incorrect as additional information becomes available. The Company's Year 2000-related forward-looking statements are also based on assumptions about many important factors, including the technical skills of employees and independent contractors, the representations and preparedness of third parties, the ability of vendors to deliver merchandise or perform services required by the Company and the collateral effects of the Year 2000 issues on the Company's business partners and customers. While the Company believes its assumptions are reasonable, it cautions that it is impossible to predict factors that could cause actual costs or timetables to differ materially from the expected results. In addition to Year 2000 issues, the following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 1999 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q/A or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

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


  12.  Statement re: Computation of Restated Ratio of Earnings to Fixed Charges.


  15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.


  27.  Restated Financial Data Schedule.


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


Date:  April 18, 2000


--------------------
* Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.