Form 10-Q/A
period 1999-07-31
LIMITED INC
filed 2000-04-18
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                       ----------------------------------


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

                             Yes   X       No
                                  ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value               Outstanding at March 24, 2000
----------------------------               -------------------------------
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

Part I.  Financial Information

     Item 1.  Financial Statements
         Consolidated Statements of Income
              Thirteen and Twenty-six Weeks Ended
                  July 31, 1999 and August 1, 1998 ...................  4

         Consolidated Balance Sheets
                  July 31, 1999, January 30, 1999 and August 1, 1998..  5

         Consolidated Statements of Cash Flows
              Twenty-six Weeks Ended
                  July 31, 1999 and August 1, 1998 ...................  6

         Notes to Consolidated Financial Statements ..................  7

     Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition ......  14


Part II. Other Information

     Item 1.  Legal Proceedings ......................................  25

     Item 6.  Exhibits and Reports on Form 8-K .......................  26

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

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements, including the Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998. In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of July 31, 1999, January 30, 1999 and August 1, 1998 and to Notes 6 and 8 to the Consolidated Financial Statements. Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 1999 and August 1, 1998 were adjusted to reflect the restatement.

                         PART 1 - FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

                       THE LIMITED, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                      (Thousands except per share amounts)
                                   (Unaudited)

                                                               Thirteen Weeks Ended                   Twenty-six Weeks Ended
                                                         ---------------------------------        -------------------------------
                                                            July 31,          August 1,              July 31,         August 1,
                                                              1999              1998                   1999             1998
                                                         ---------------    --------------        --------------    -------------
Net sales                                                     $2,267,821        $2,083,101            $4,372,619       $4,091,178

    Costs of goods sold and buying and
         occupancy costs                                      (1,540,174)       (1,473,517)           (2,991,604)      (2,899,939)
                                                         ---------------    --------------        --------------    -------------

Gross income                                                     727,647           609,584             1,381,015        1,191,239

    General, administrative and store
    operating expenses                                          (587,371)         (526,106)           (1,150,409)      (1,033,314)

    Special & nonrecurring items, net                            (13,075)        1,651,397               (13,075)       1,740,030
                                                         ---------------    --------------        --------------    -------------

Operating income                                                 127,201         1,734,875               217,531        1,897,955

    Interest expense                                             (20,159)          (16,414)              (36,949)         (32,155)

    Other income                                                  12,509            15,595                27,840           31,748

    Minority interest                                            (14,069)          (12,988)              (22,489)         (21,821)
                                                         ---------------    --------------        --------------    -------------

Income before income taxes                                       105,482         1,721,068               185,933        1,875,727

    Provision for income taxes                                    48,000            33,000                83,000           98,000
                                                         ---------------    --------------        --------------    -------------

Net income                                                       $57,482        $1,688,068              $102,933       $1,777,727
                                                         ===============    ==============        ==============    =============

Net income per share:

    Basic                                                          $0.26             $7.15                 $0.46            $6.97
                                                         ===============    ==============        ==============    =============

    Diluted                                                        $0.24             $6.94                 $0.43            $6.80
                                                         ===============    ==============        ==============    =============

Dividends per share                                                $0.15             $0.13                 $0.30            $0.26
                                                         ===============    ==============        ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                                  July 31,         January 30,         August 1,
                                                                    1999              1999               1998
                                                                -------------     -------------     -------------
                                                                 (Unaudited)                         (Unaudited)
         ASSETS
         ------

Current assets:
    Cash and equivalents                                             $490,322          $870,317          $498,862
    Accounts receivable                                                72,824            77,715            81,131
    Inventories                                                     1,238,404         1,119,670         1,144,545
    Store supplies                                                    102,901            98,797            91,187
    Other                                                             157,138           140,380            92,818
                                                                -------------     -------------     -------------

Total current assets                                                2,061,589         2,306,879         1,908,543

Property and equipment, net                                         1,400,539         1,361,761         1,375,489

Restricted cash                                                             -           351,600           351,600

Deferred income taxes                                                  97,271            48,782            65,613

Other assets                                                          468,297           480,686           454,896
                                                                -------------     -------------     -------------

Total assets                                                       $4,027,696        $4,549,708        $4,156,141
                                                                =============     =============     =============


         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
    Accounts payable                                                 $305,780          $289,947          $264,864
    Current portion of long-term debt                                 200,000           100,000                 -
    Accrued expenses                                                  683,343           661,784           646,268
    Income taxes                                                       6,875            128,273                 -
                                                                -------------     -------------     -------------

Total current liabilities                                           1,195,998         1,180,004           911,132

Long-term debt                                                        750,000           550,000           650,000

Other long-term liabilities                                           192,820           195,641           191,684

Minority interest                                                      50,513           105,504            96,130

Contingent stock redemption agreement                                       -           351,600           351,600

Shareholders' equity:
    Common stock                                                      189,727           180,352           180,352
    Paid-in capital                                                   164,588           157,214           151,002
    Retained earnings                                               5,840,298         5,470,689         5,260,906
                                                                -------------     -------------     -------------
                                                                    6,194,613         5,808,255         5,592,260

    Less: treasury stock, at average cost                          (4,356,248)       (3,641,296)       (3,636,665)
                                                                -------------     -------------     -------------

Total shareholders' equity                                          1,838,365         2,166,959         1,955,595
                                                                -------------     -------------     -------------

Total liabilities and shareholders' equity                         $4,027,696        $4,549,708        $4,156,141
                                                                =============     =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Thousands)

                                   (Unaudited)


                                                                                   Twenty-six Weeks Ended
                                                                            ------------------------------------
                                                                                July 31,            August 1,
                                                                                  1999                1998
                                                                            ---------------      ---------------
Operating activities:
    Net income                                                                     $102,933           $1,777,727

    Impact of other operating activities on cash flows:
         Depreciation and amortization                                              143,751              144,362
         Special and nonrecurring items, net                                          7,845           (1,705,030)
         Minority interest, net of dividends paid                                    12,128                9,000
         Changes in assets and liabilities:
             Accounts receivable                                                      4,891                1,288
             Inventories                                                           (118,734)            (178,542)
             Accounts payable and accrued expenses                                   23,697                4,980
             Income taxes                                                          (164,657)            (138,405)
             Other assets and liabilities                                            11,284              (50,569)
                                                                            ---------------      ---------------

Net cash provided from (used for) operating activities                               23,138             (135,189)
                                                                            ---------------      ---------------
Investing activities:
    Net proceeds (expenditures) related to Easton real estate                       (13,348)               7,756
    investment
    Capital expenditures                                                           (191,752)            (122,932)
    Decrease in restricted cash                                                     351,600                   --
    Proceeds from sale of interest in investee                                           --              131,262
                                                                            ---------------      ---------------

Net cash provided from investing activities                                         146,500               16,086
                                                                            ---------------      ---------------
Financing activities:
    Proceeds from floating rate notes                                               300,000                   --
    Repurchase of common stock, including transaction costs                        (751,482)                  --
    Repurchase of subsidiary common stock                                           (62,639)             (47,485)
    Dividends paid                                                                  (66,401)             (65,219)
    Settlement of Abercrombie & Fitch intercompany account                               --              (47,649)
    Stock options and other                                                          30,889               31,923
                                                                            ---------------      ---------------

Net cash used for financing activities                                             (549,633)            (128,430)
                                                                            ---------------      ---------------

Net decrease in cash and equivalents                                               (379,995)            (247,533)
    Cash and equivalents, beginning of year                                         870,317              746,395
                                                                            ---------------      ---------------

Cash and equivalents, end of period                                                $490,322             $498,862
                                                                            ===============      ===============

In 1998, noncash financing activities include the addition of $1.766 billion treasury stock as a result of the exchange of 40.5 million common shares of Abercrombie & Fitch ("A&F") previously owned by the Company for 47.1 million shares of common stock of the Company. Additional noncash financing activities include a $5.6 million dividend effected by a pro rata spin-off of the Company's remaining shares of A&F (see Note 9).

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


         The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K, as amended. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature except as discussed in Note 9) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

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

         The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The impact of the restatement on the Consolidated Statements of Operations relates principally to gift certificates and store credits. The impact for the thirteen and twenty-six weeks ended July 31, 1999 and August 1, 1998 is as follows (in thousands, except per share amounts):

                                                                           Thirteen Weeks Ended
                                               ------------------------------------------------------------------------------
                                                          July 31, 1999                             August 1, 1998
                                               ----------------------------------          ----------------------------------
                                                As Previously           As                  As Previously           As
                                                   Reported          Restated                  Reported          Restated
                                               ---------------    ---------------          ----------------    ---------------
General, administrative and store
     operating expenses                          $    (602,051)     $    (587,371)           $     (538,336)     $    (526,106)

Operating income                                       118,601            127,201                 1,727,775          1,734,875

Minority interest                                      (13,586)           (14,069)                  (12,618)           (12,988)

Income before income taxes                              97,365            105,482                 1,714,338          1,721,068

Provision for income taxes                              45,000             48,000                    30,000             33,000

Net income                                       $      52,365      $      57,482             $   1,684,338      $   1,688,068
                                               ===============    ===============           ===============    ===============
Basic earnings per share                         $        0.24      $        0.26             $        7.13      $        7.15

Diluted earnings per share                       $        0.22      $        0.24             $        6.93      $        6.94


                                                                         Twenty-six Weeks Ended
                                               ------------------------------------------------------------------------------
                                                          July 31, 1999                             August 1, 1998
                                               ----------------------------------          ----------------------------------
                                                As Previously           As                  As Previously           As
                                                   Reported          Restated                  Reported          Restated
                                               ---------------    ---------------          ----------------    ---------------
General, administrative and store
     operating expenses                          $  (1,192,824)     $  (1,150,409)           $   (1,068,659)      $ (1,033,314)

Operating income                                       188,031            217,531                 1,872,755          1,897,955

Minority interest                                      (21,011)           (22,489)                  (20,541)           (21,821)

Income before income taxes                             157,911            185,933                 1,851,807          1,875,727

Provision for income taxes                              72,000             83,000                    88,000             98,000

Net income                                       $      85,911      $     102,933             $   1,763,807      $   1,777,727
                                               ===============    ===============           ===============    ===============
Basic earnings per share                         $        0.38      $        0.46             $        6.92      $        6.97

Diluted earnings per share                       $        0.36      $        0.43             $        6.75      $        6.80


        In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of July 31, 1999, January 30, 1999 and August 1, 1998.

        Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 1999 and August 1, 1998 were adjusted to reflect the restatement.

        In addition to the above, the Company reclassified certain distribution costs related to Bath and Body Works from general, administrative and store operating expense to buying and occupancy expense, consistent with the Company's other businesses. Such amounts were $6.1 million and $5.1 million for the thirteen weeks ended July 31, 1999 and August 1, 1998 and $12.9 million and $10.1 million for the twenty-six weeks ended July 31, 1999 and August 1, 1998.


3.       Shareholders' Equity and Earnings Per Share

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
                                             ==============   ==============   ==============

6.       Income Taxes

         The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended July 31, 1999 and August 1, 1998 approximated $252.9 million and $199.0 million. Income tax assets of $19.2 million were included in other current assets at August 1, 1998.

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

8.       Segment Information

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

Segment information for the thirteen weeks ended July 31, 1999 and August 1, 1998 follows (in thousands):

                                    Apparel              Intimate                           Reconciling
           1999                    Businesses             Brands           Other (a)           Items                 Total
----------------------------    -----------------    ----------------    -------------     --------------       ---------------
Net sales                             $1,164,568          $1,017,109          $86,144                 -             $2,267,821

Intersegment sales                       129,547                   -                -          $(129,547) (b)                -

Operating income (loss)                  (10,680)            155,938           (4,982)           (13,075) (c)          127,201

Total assets                           1,277,476           1,166,083        1,760,503           (176,366) (e)        4,027,696


                                    Apparel              Intimate                           Reconciling
           1998                    Businesses             Brands           Other (a)           Items                 Total
----------------------------    -----------------    ----------------    -------------     --------------       ---------------
Net sales                             $1,132,266            $874,708          $76,127                  -            $2,083,101

Intersegment sales                        81,440                   -                -           $(81,440) (b)                -

Operating income (loss)                  (50,390)            128,817            5,051          1,651,397  (d)        1,734,875

Total assets                           1,350,024           1,217,889        1,780,578           (192,350) (e)        4,156,141

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

Segment information for the twenty-six weeks ended July 31, 1999 and August 1, 1998 follows (in thousands):


                                    Apparel              Intimate                            Reconciling
           1999                    Businesses             Brands           Other (a)            Items                Total
----------------------------    ----------------     ----------------    -------------     --------------       ---------------
Net sales                            $2,322,844          $1,894,930         $154,845                  -            $4,372,619

Intersegment sales                      235,864                   -                -         $ (235,864)  (b)               -

Operating income (loss)                  (8,280)            250,632          (11,746)           (13,075)  (c)         217,531


                                    Apparel              Intimate                           Reconciling
           1998                    Businesses             Brands           Other (a)            Items                Total
----------------------------    -----------------    ----------------    -------------     --------------       ---------------
Net sales                            $2,187,567          $1,645,576         $258,035                  -            $4,091,178

Intersegment sales                      178,161                   -                -         $ (178,161) (b)                -

Operating income (loss)                 (69,373)            209,835           17,463          1,740,030  (d)        1,897,955


(a)-(d)   See description under table on previous page.


9.       Special and Nonrecurring Items

         During the second quarter of 1999, the Company recognized a $13.1 million special and nonrecurring charge for transaction costs related to the Limited Too spin-off (see Note 10).

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

10.      Subsequent Events

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

                      Report of Independent Accountants

To the Audit Committee of
The Board of Directors of
The Limited, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of The Limited, Inc. and Subsidiaries (the "Company") as of July 31, 1999 and August 1, 1998, and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 31, 1999 and August 1, 1998. These financial statements are the responsibility of the Company's management.

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

The condensed consolidated financial statements as of July 31, 1999 and August 1, 1998 and for each of the thirteen and twenty-six week periods ended July 31, 1999 and August 1, 1998 have been restated as described in Note 2.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio

September 8, 1999, except for the information in Note 2 as to which the date is February 16, 2000.

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

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996.
The change in accounting results in a shift in the pattern of quarterly earnings from the fourth quarter (when receipts exceed redemptions) to the first and second quarters (when redemptions exceed receipts). Accordingly, net income for the thirteen weeks ended July 31, 1999 and August 1, 1998 was increased from the previously reported amounts by $5.1 million, or $0.02 per share, and $3.7 million, or $0.01 per share. Net income for the twenty-six weeks ended July 31, 1999 and August 1, 1998 was increased from the previously reported amounts by $17.0 million, or $0.07 per share, and $13.9 million, or $0.05 per share.

RESULTS OF OPERATIONS

Net sales for the second quarter of 1999 increased 9% to $2.268 billion from $2.083 billion in 1998. Operating income was $127.2 million in 1999 and $1.735 billion in 1998. Net income was $57.5 million in 1999 and $1.688 billion in 1998, and earnings per share was $0.24 in 1999 and $6.94 in 1998. In the second quarter of 1999, the Company recognized a $13.1 million charge for transaction costs related to the Limited Too spin-off. In the second quarter of 1998, the Company recognized a $1.651 billion tax-free gain from the split-off of Abercrombie & Fitch ("A&F"). See the "Special and Nonrecurring Items" and "Other Data" sections that follow for further discussion of these items and their impact on second quarter earnings.

Second quarter business highlights include the following:

 .    Intimate Brands, Inc. ("IBI"), led by strong performances at Victoria's
     Secret Stores and Bath & Body Works, reported earnings per share of $0.35, compared to $0.28 in 1998. These results have been adjusted for the 5% stock dividend declared June 22, 1999. Operating income increased 21% and net income increased 17%.

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

 .    The remaining apparel businesses continued their first quarter improvement.
     Merchandise margins were up significantly and buying and occupancy expenses were leveraged by strong sales growth and closing of low productivity stores. Comparable store sales increases of 7% at Lerner, 9% at Lane
     Bryant, and 8% at Limited Too, also contributed to the $39.7 million improvement in operating income for the quarter.

 .    The Company completed its "Dutch Auction" tender offer on June 3, 1999, by repurchasing 15,000,000 shares at $50 per share.

Net sales for the twenty-six weeks ended July 31, 1999 were $4.373 billion, an increase of 7% from $4.091 billion in 1998. Operating income was $217.5 million in 1999 and $1.898 billion in 1998. Net income was $102.9 million in 1999 and $1.778 billion in 1998, and earnings per share was $0.43 in 1999 and $6.80 in 1998. In the first half of 1999, the Company recognized a $13.1 million charge for transaction costs related to the Limited Too spin-off. In the first half of 1998, the Company recognized a $1.651 billion tax-free gain from the split-off of A&F, a $93.7 million gain from the sale of the Company's remaining interest in Brylane, Inc., and a $5.1 million charge for severance and other associate termination costs at Henri Bendel. See the "Special and Nonrecurring Items" and "Other Data" sections that follow for further discussion of these items and their impact on year-to-date earnings.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended July 31, 1999 to the comparable 1998 periods:

                                           Second Quarter                                  Year - to - Date
                                     ------------------------------------------      -------------------------------------------

                                                                      Change                                           Change
                                                                       From                                             From
                                                                       Prior                                           Prior
                                       1999            1998            Year            1999           1998              Year
                                     ----------      ---------       ----------      ---------      ---------        -----------
Net Sales (millions):

Express                                   $302           $284               6%           $604           $553                 9%
Lerner New York                            220            216               2%            456            418                 9%
Lane Bryant                                237            230               3%            460            441                 4%
The Limited                                166            169             (2%)            331            340               (3%)
Structure                                  139            131               6%            262            252                 4%
Limited Too                                 87             75              16%            182            157                16%
Other (principally Mast)                    14             27              N/M             28             27                N/M
                                     ----------      ---------       ----------      ---------      ---------        -----------

    Total apparel businesses            $1,165         $1,132               3%         $2,323         $2,188                 6%
                                     ----------      ---------       ----------      ---------      ---------        -----------

Victoria's Secret Stores                  $485           $413              18%           $908           $775                17%
Victoria's Secret Catalogue                225            202              11%            419            401                 4%
Bath & Body Works                          303            254              19%            561            459                22%
Other                                        4              6              N/M              7             11                N/M
                                     ----------      ---------       ----------      ---------      ---------        -----------

    Total Intimate Brands               $1,017           $875              16%         $1,895         $1,646                15%
                                     ----------      ---------       ----------      ---------      ---------        -----------


Henri Bendel                                 8              8               0%             17             20              (15%)
Galyan's Trading Co.                        78             46              70%            138             81                70%
Abercrombie & Fitch  (a)                     -             22            (100%)             -            156             (100%)
                                     ----------      ---------       ----------      ---------      ---------        -----------

Total net sales                         $2,268         $2,083               9%         $4,373         $4,091                 7%
                                     ==========      =========       ==========      =========      =========        ===========


Operating Income (millions):

Apparel businesses                        $(11)          $(50)             78%            $(8)          $(69)               88%
Intimate Brands                            156            129              21%            251            210                20%
Other                                       (5)             5            (199%)           (12)            17              (171%)
                                     ----------      ---------       ----------      ---------      ---------        -----------

Sub-total                                  140             84              67%            231            158                46%
Special and nonrecurring items             (13)  (b)    1,651  (c)       (101%)           (13)  (b)    1,740    (c)       (101%)
                                     ----------      ---------       ----------      ---------      ---------        -----------

Total operating income                    $127         $1,735             (93%)          $218         $1,898               (89%)
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

Gross Income
------------

The second quarter gross income rate (expressed as a percentage of sales) increased to 32.1% in 1999 from 29.3% in 1998. The gross income rate increased significantly at the apparel businesses, primarily due to an increase in merchandise margin rate and positive buying and occupancy expense leverage. The increased merchandise margin rate resulted from higher initial markups and reduced markdowns. The positive buying and occupancy expense leverage resulted from increased sales and the benefit of closed stores. IBI's gross income rate increased to 38.7% from 37.8%, primarily due to a decrease in the buying and occupancy rate, particularly at Victoria's Secret Stores.

The 1999 year-to-date gross income rate increased 2.5% to 31.6% in 1999 from 29.1% in 1998, attributable to positive buying and occupancy expense leverage and an increase in merchandise margin rate at both the IBI and apparel businesses.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The second quarter general, administrative and store operating expense rate (expressed as a percentage of sales) increased to 25.9% in 1999 from 25.3% in 1998. The rate increased at IBI primarily due to relocation costs and higher operating expenses associated with moving Victoria's Secret's beauty business to New York City, as well as an increase in base infrastructure costs for the beauty business. These factors were partially offset by improved expense leverage from a 13% comparable store sales increase at Victoria's Secret Stores. The rate also increased at the apparel businesses, primarily due to investment in brand building activities, including merchandise process redesign.

The 1999 year-to-date general, administrative and store operating expense rate increased to 26.3% from 25.3% in 1998. In addition to the reasons discussed above, the rate increase was driven by a shift in the mix of IBI's net sales to Bath & Body Works, which has higher general, administrative and store operating expense rates due to significantly smaller stores.

Special and Nonrecurring Items
------------------------------

During the second quarter of 1999, the Company recognized a $13.1 million special and nonrecurring charge for transaction costs related to the Limited Too spin-off (see Note 10 to the Consolidated Financial Statements).

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

Operating Income
----------------

The second quarter operating income rate (expressed as a percentage of sales) was 5.6% in 1999, including $(13.1) million, or (0.6)%, in special and nonrecurring expense. The second quarter operating income rate was 83.3% in 1998, including $1.651 billion, or 79.3%, in special and nonrecurring income. The improvement in the operating income rate other than the special and nonrecurring items from 4.0% to 6.2% was driven by the gross income rate increase of 2.8% more than offsetting the increase in general, administrative and store operating expense rate of 0.6%.

Year-to-date, the improvement in the operating income rate other than the special and nonrecurring items from 3.9% in 1998 to 5.3% in 1999 was driven by the gross income rate increase of 2.5% more than offsetting the increase in general, administrative and store operating expense rate of 1.0%.

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

Other Data
----------

The Company recorded special items in 1999 and 1998 that impacted the comparability of the Company's earnings per share data and are more fully described in the "Special and Nonrecurring Items" section herein and Note 9 to the Consolidated Financial Statements.

The information included in this section is not intended to be presented in accordance with sec guidelines for pro forma financial information but is provided to assist in investors' understanding of the Company's results of operations.

Excluding special and nonrecurring items in both years, second quarter net income increased 79% to $65.6 million from $36.7 million in 1998, and earnings per share doubled to $0.28 from $0.15. For the twenty-six weeks ended July 31, 1999 and August 1, 1998, net income increased 53% to $111.0 million from $72.7 million in 1998 and earnings per share increased to $0.47 from $0.28. Special and nonrecurring items were as follows:

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

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):


                                        July 31,      January 30,     August 1,
                                          1999           1999           1998
                                       ----------     ----------     ----------

Working capital                        $  865,591     $1,126,875     $  997,411
                                       ==========     ==========     ==========

Capitalization:
     Long-term debt                    $  750,000     $  550,000     $  650,000
     Shareholders' equity               1,838,365      2,166,959      1,955,595
                                       ----------     ----------     ----------

Total capitalization                   $2,588,365     $2,716,959     $2,605,595
                                       ==========     ==========     ==========

Additional amounts available under
     long-term credit agreements       $1,000,000     $1,000,000     $1,000,000
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

Financing activities in 1999 included $300 million proceeds from floating rate notes issued in May 1999. Additionally, the rescission of the Contingent Stock Redemption Agreement made $351.6 million in restricted cash available for general corporate purposes. This cash and other available funds were used to repurchase shares under the self-tender, which was funded June 14, 1999. A total of 15 million shares of the Company's common stock were repurchased at $50 per share, resulting in a cash outflow of $750 million. Cash used for financing activities in 1999 also reflected the IBI stock repurchase initiated during January 1999. During 1999, IBI repurchased 1.6 million shares from its public shareholders for $62.6 million. Additionally, IBI repurchased 8.6 million shares from The Limited at the same weighted average per share price, which had no net cash flow impact to The Limited. Financing activities also reflected an increase in the quarterly dividend from $0.13 per share to $0.15 per share, which was offset by a lower number of outstanding shares.

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

   11.   Statement re: Computation of Restated Per Share Earnings.

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