Form 10-Q/A
period 1999-10-30
LIMITED INC
filed 2000-04-18
CIK 701985

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          ___________________________


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

Part I.  Financial Information

  Item 1.  Financial Statements
     Consolidated Statements of Income
       Thirteen and Thirty-nine Weeks Ended
          October 30, 1999 and October 31, 1998.........................................    4

     Consolidated Balance Sheets
           October 30, 1999, January 30, 1999 and October 31, 1998......................    5

     Consolidated Statements of Cash Flows
       Thirty-nine Weeks Ended
           October 30, 1999 and October 31, 1998........................................    6

     Notes to Consolidated Financial Statements.........................................    7

  Item 2. Management's Discussion and Analysis of
           Results of Operations and Financial Condition................................   14

Part II. Other Information

  Item 1.  Legal Proceedings............................................................   25

  Item 6.  Exhibits and Reports on Form 8-K.............................................   26

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

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements, including the Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998. In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of October 30, 1999, January 30, 1999 and October 31, 1998, and to Notes 6 and 8 to the Consolidated Financial Statements. Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 were adjusted to reflect the restatement.

                         PART 1 - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                      THE LIMITED, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                     (Thousands except per share amounts)
                                  (Unaudited)

                                                            Thirteen Weeks Ended                      Thirty-nine Weeks Ended
                                                      October 30,           October 31,            October 30,          October 31,
                                                          1999                 1998                    1999                1998
                                                      -----------           -----------           -----------          -----------
Net sales                                              $2,064,105            $1,999,862           $ 6,436,724          $ 6,091,040

   Costs of goods sold and buying and
      occupancy costs                                  (1,393,856)           (1,390,684)           (4,385,460)          (4,290,623)
                                                      -----------           -----------           -----------          -----------
Gross income                                              670,249               609,178             2,051,264            1,800,417

   General, administrative and store
      operating expenses                                 (576,055)             (526,992)           (1,726,464)          (1,560,306)

   Special and nonrecurring items, net                          -                     -               (13,075)           1,740,030
                                                      -----------           -----------           -----------          -----------
Operating income                                           94,194                82,186               311,725            1,980,141

   Interest expense                                       (20,412)              (17,074)              (57,361)             (49,229)

   Other income                                             9,655                12,561                37,495               44,309

   Minority interest                                       (6,077)               (6,080)              (28,566)             (27,901)

   Gain on sale of subsidiary stock                        11,002                     -                11,002                    -
                                                      -----------           -----------           -----------          -----------
Income before income taxes                                 88,362                71,593               274,295            1,947,320

   Provision for income taxes                              47,000                31,000               130,000              129,000
                                                      -----------           -----------           -----------          -----------
Net income                                             $   41,362            $   40,593           $   144,295          $ 1,818,320
                                                      ===========           ===========           ===========          ===========
Net income per share:

   Basic                                               $     0.19            $     0.18           $      0.65          $      7.40
                                                      ===========           ===========           ===========          ===========
   Diluted                                             $     0.18            $     0.17           $      0.62          $      7.24
                                                      ===========           ===========           ===========          ===========
Dividends per share                                    $     0.15            $     0.13           $      0.45          $      0.39
                                                      ===========           ===========           ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       THE LIMITED, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Thousands)

                                                                         October 30,          January 30,          October 31,
                                                                            1999                 1999                 1998
                                                                         -----------          -----------          -----------
                                                                         (Unaudited)                               (Unaudited)
    ASSETS
    ------

Current assets:
  Cash and equivalents                                                   $   173,303          $   870,317          $    64,799
  Accounts receivable                                                        129,670               77,715              101,474
  Inventories                                                              1,420,899            1,119,670            1,568,996
  Store supplies                                                              97,679               98,797               95,169
  Other                                                                      180,783              140,380               79,757
                                                                         -----------          -----------          -----------
Total current assets                                                       2,002,334            2,306,879            1,910,195

Property and equipment, net                                                1,254,875            1,361,761            1,468,092

Restricted cash                                                                    -              351,600              351,600

Deferred income taxes                                                        172,241               48,782               70,517

Other assets                                                                 474,383              480,686              487,843
                                                                         -----------          -----------          -----------

Total assets                                                             $ 3,903,833          $ 4,549,708          $ 4,288,247
                                                                         ===========          ===========          ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current liabilities:
  Accounts payable                                                       $   391,248          $   289,947          $   419,939
  Current portion of long-term debt                                          200,000              100,000              100,000
  Accrued expenses                                                           601,009              661,784              632,151
  Income taxes                                                                     -              128,273               12,223
                                                                         -----------          -----------          -----------
Total current liabilities                                                  1,192,257            1,180,004            1,164,313

Long-term debt                                                               650,000              550,000              550,000

Other long-term liabilities                                                  182,072              195,641              195,777

Minority interest                                                             47,923              105,504               90,909

Contingent stock redemption agreement                                              -              351,600              351,600

Shareholders' equity:
  Common stock                                                               189,727              180,352              180,352
  Paid-in capital                                                            162,574              157,214              149,819
  Retained earnings                                                        5,825,089            5,470,689            5,271,935
                                                                         -----------          -----------          -----------
                                                                           6,177,390            5,808,255            5,602,106

  Less: treasury stock, at average cost                                   (4,345,809)          (3,641,296)          (3,666,458)
                                                                         -----------          -----------          -----------

Total shareholders' equity                                                 1,831,581            2,166,959            1,935,648
                                                                         -----------          -----------          -----------

Total liabilities and shareholders' equity                               $ 3,903,833          $ 4,549,708          $ 4,288,247
                                                                         ===========          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      THE LIMITED, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Thousands)

                                  (Unaudited)

                                                                                     Thirty-nine Weeks Ended
                                                                             --------------------------------------
                                                                               October 30,             October 31,
                                                                                   1999                   1998
                                                                             ---------------          -------------
Operating activities:
  Net income                                                                 $       144,295          $   1,818,320
  Impact of other operating activities on cash flows:
    Sale of subsidiary stock, net of tax                                               2,198                      -
    Depreciation and amortization                                                    208,348                214,146
    Special and nonrecurring items, net                                                7,845             (1,705,030)
    Minority interest, net of dividends paid                                          12,338                 10,504
    Changes in assets and liabilities:
       Accounts receivable                                                           (57,651)               (19,055)
       Inventories                                                                  (424,256)              (602,993)
       Accounts payable and accrued expenses                                         100,004                145,938
       Income taxes                                                                 (284,241)              (111,890)
       Other assets and liabilities                                                   (8,684)               (62,605)
                                                                             ---------------          -------------

Net cash used for operating activities                                              (299,804)              (312,665)
                                                                             ---------------          -------------
Investing activities:
  Net proceeds (expenditures) related to Easton real estate
         investment                                                                  (15,888)                33,658
  Proceeds from sale of Galyan's common stock and property                           170,200                      -
  Capital expenditures                                                              (288,993)              (286,320)
  Decrease in restricted cash                                                        351,600                      -
  Proceeds from sale of interest in investee                                               -                131,262
                                                                             ---------------          -------------

Net cash provided from (used for) investing activities                               216,919               (121,400)
                                                                             ---------------          -------------
Financing activities:
  Repayment of note payable                                                         (100,000)                     -
  Proceeds from floating rate notes                                                  300,000                      -
  Repurchase of common stock, including transaction costs                           (751,482)               (43,095)
  Repurchase of Intimate Brands, Inc.  common stock                                  (62,639)              (106,046)
  Dividends paid                                                                     (98,268)               (94,783)
  Settlement of Limited Too and Abercrombie & Fitch intercompany
         accounts                                                                     12,000                (47,649)
  Dividend received from Limited Too                                                  50,000                      -
  Stock options and other                                                             36,260                 44,042
                                                                             ---------------          -------------

Net cash used for financing activities                                              (614,129)              (247,531)
                                                                             ---------------          -------------

Net decrease in cash and equivalents                                                (697,014)              (681,596)
  Cash and equivalents, beginning of year                                            870,317                746,395
                                                                             ---------------          -------------

Cash and equivalents, end of period                                          $       173,303          $      64,799
                                                                             ===============          =============


In 1999, noncash financing activities include a $25 million reduction to retained earnings in connection with the spin-off of Limited Too (see Note 9).

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

     The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The impact of the restatement on the Consolidated Statements of Operations relates principally to gift certificates and store credits. The impact for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 is as follows (in thousands, except per share amounts):


                                                                   Thirteen Weeks Ended
                                      --------------------------------------------------------------------------------------------
                                                 October 30, 1999                                   October 31, 1998
                                      ------------------------------------------       -------------------------------------------
                                          As Previously               As                 As Previously                  As
                                            Reported               Restated                 Reported                 Restated
                                      ------------------       -----------------       ------------------       ------------------
General, administrative and store
    operating expenses                    $  (585,110)            $  (576,055)             $  (535,757)             $  (526,992)

Operating income                               92,494                  94,194                   80,986                   82,186

Minority interest                              (5,992)                 (6,077)                  (6,118)                  (6,080)

Income before income taxes                     86,747                  88,362                   70,355                   71,593

Provision for income taxes                     46,000                  47,000                   31,000                   31,000

Net income                                $    40,747             $    41,362              $    39,355              $    40,593
                                          ===========             ===========              ===========              ===========
Basic earnings per share                  $      0.19             $      0.19              $      0.17              $      0.18

Diluted earnings per share                $      0.18             $      0.18              $      0.17              $      0.17


                                                                   Thirty-Nine Weeks Ended
                                      --------------------------------------------------------------------------------------------
                                                 October 30, 1999                                   October 31, 1998
                                      ------------------------------------------       -------------------------------------------
                                          As Previously               As                 As Previously                  As
                                            Reported               Restated                 Reported                 Restated
                                      ------------------       -----------------       ------------------       ------------------
General, administrative and store       $   (1,777,934)          $   (1,726,464)         $   (1,604,416)           $   (1,560,306)
    operating expenses

Operating income                               280,525                  311,725               1,953,741                 1,980,141

Minority interest                              (27,003)                 (28,566)                (26,659)                  (27,901)

Income before income taxes                     244,658                  274,295               1,922,162                 1,947,320

Provision for income taxes                     118,000                  130,000                 119,000                   129,000

Net income                              $      126,658           $      144,295          $    1,803,162            $    1,818,320
                                        ==============           ==============          ==============            ==============
Basic earnings per share                $         0.57           $         0.65          $         7.34            $         7.40

Diluted earnings per share              $         0.54           $         0.62          $         7.18            $         7.24

     In addition, the restatement resulted in changes to the Consolidated Balance Sheets as of October 30, 1999, January 30, 1999 and October 31, 1998.

     Although the restatement has no impact on the cash flows of the Company, certain classifications within the Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 were adjusted to reflect the restatement.

     In addition to the above, the Company reclassified certain distribution costs related to Bath and Body Works from general, administrative and store opening expense to buying and occupancy expense, consistent with the Company's other businesses. Such amounts were $7.4 million and $7.6 million for the thirteen weeks ended October 30, 1999 and October 31, 1998 and $20.3 million and $17.7 million for the thirty-nine weeks ended October 30, 1999 and October 31, 1998.

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
                                                ===========          ============        ===========

6.   Income Taxes

     The provision for income taxes is based on the current estimate of the annual effective tax rate, and for the thirteen and thirty-nine weeks ended October 30, 1999, includes $13 million associated with the Galyan's Trading Co. transaction (see Note 9). Income taxes paid during the thirty-nine weeks ended October 30, 1999 and October 31, 1998 approximated $398.0 million and $203.5 million. Income tax assets of $16.3 million were included in other current assets at October 30, 1999.

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

8.   Segment Information

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

Segment information as of and for the thirteen and thirty-nine weeks ended October 30, 1999 and October 31, 1998 follows (in thousands):

                                        Apparel           Intimate                     Reconciling
      1999                            Businesses           Brands         Other (a)      Items               Total
-----------------------             ------------         ----------      ----------    -----------         ----------
Thirteen weeks:

Net sales                             $1,170,214         $  814,158      $   79,733             -          $2,064,105
Intersegment sales                       145,945                  -               -     $(145,945)   (b)            -
Operating income (loss)                   22,540             72,058            (404)            -              94,194

Thirty-nine weeks:

Net sales                              3,311,146          2,709,088         416,490             -           6,436,724
Intersegment sales                       412,270                  -               -      (412,270)   (b)            -
Operating income (loss)                   12,476            322,690         (10,366)      (13,075)   (d)      311,725

Total assets                           1,223,470          1,456,851       1,779,739      (556,227)   (c)    3,903,833

                                       Apparel            Intimate                     Reconciling
       1998                           Business             Brands         Other (a)       Items               Total
-----------------------             ------------         ----------      ----------    -----------         ----------
Thirteen weeks:

Net sales                           $  1,135,581         $  708,985      $  155,296             -          $1,999,862
Intersegment sales                       125,925                  -               -    $ (125,925)   (b)            -
Operating income (loss)                   (1,120)            70,218          13,088             -              82,186

Thirty-nine weeks:

Net sales                              3,166,145          2,354,561         570,334             -           6,091,040
Intersegment sales                       330,225                  -               -      (330,225)   (b)            -
Operating income (loss)                  (71,947)           280,053          32,005     1,740,030    (e)    1,980,141

Total assets                           1,449,296          1,234,914       1,631,468       (27,431)   (c)    4,288,247

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

9.        Special Items

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

                       Report of Independent Accountants


To the Board of Directors and
Shareholders of
The Limited, Inc.


We have reviewed the accompanying condensed consolidated balance sheets of The Limited, Inc. and Subsidiaries (the "Company") as of October 30, 1999 and October 31, 1998, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 30, 1999 and October 31, 1998. These financial statements are the responsibility of the Company's management.

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

The condensed consolidated financial statements as of October 30, 1999 and October 31, 1998 and for each of the thirteen and thirty-nine week periods ended October 30, 1999 and October 31, 1998 have been restated as described in Note
2.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Columbus, Ohio
November 16, 1999, except for the information in Note 2 as to which the date is February 16, 2000.

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

The Company has given retroactive effect to this accounting change by restating its previously issued financial statements beginning with fiscal 1996. The change in accounting results in a shift in the pattern of quarterly earnings from the fourth quarter (when receipts exceed redemptions) to the first and second quarters (when redemptions exceed receipts). Accordingly, net income for the thirteen weeks ended October 30, 1999 and October 31, 1998 was increased from the previously reported amounts by $0.6 million, or $0.00 per share, and $1.2 million, or $0.00 per share. Net income for the thirty-nine weeks ended October 30, 1999 and October 31, 1998 was increased from the previously reported amounts by $17.6 million, or $0.08 per share, and $15.2 million, or $0.06 per share.

RESULTS OF OPERATIONS

Net sales for the third quarter of 1999 increased 3% to $2.064 billion from $2.000 billion in 1998. Operating income increased 14.6% to $94.2 million from $82.2 million in 1998, primarily the result of improved performances at the Company's apparel businesses. Net income was $41.4 million in 1999 and $40.6 million in 1998, and earnings per share was $0.18 in 1999 and $0.17 in 1998. In the third quarter of 1999, the Company recognized an $11.0 million pretax gain on the third party purchase of a 60% majority interest in Galyan's Trading Co. See the "Other Data" section that follows for further discussion of this item and its impact on third quarter earnings.

Third quarter business highlights include the following:

 .    The apparel businesses continued their 1999 progress, with a $23.7 million improvement in operating income for the quarter. Merchandise margins were up and buying and occupancy expenses were leveraged by strong sales growth and closing of low productivity stores. Comparable store sales increases of 11% at Lerner, 7% at Lane Bryant, 9% at Limited Stores and 8% at Structure, also contributed to the improved third quarter performance.

 .    Intimate Brands, Inc. ("IBI") reported earnings per diluted share of $0.15 in both 1999 and 1998 (adjusted for the 5% stock dividend declared June 22, 1999). Operating income was $72.1 million in 1999 compared to $70.2 million in 1998 and net income was $38.4 million in 1999 versus $39.5 million in 1998. Comparable store sales increases of 16% at Victoria's Secret Stores and 10% at Bath & Body Works were partially offset by a 5% sales decrease at Victoria's Secret Catalogue.

 .    The Company completed the spin-off of Limited Too on August 23, 1999, and a third party purchased a 60% majority interest in Galyan's Trading Co. effective August 31, 1999.

Net sales for the thirty-nine weeks ended October 30, 1999 were $6.437 billion, an increase of 6% from $6.091 billion in 1998. Operating income was $311.7 million in 1999 and $1.980 billion in 1998. Net income was $144.3 million in 1999 and $1.818 billion in 1998, and earnings per share was $0.62 in 1999 and $7.24 in 1998. In 1999, the Company recognized an $11 million third quarter pretax gain on the third party purchase of a 60% majority interest in Galyan's Trading Co., and a $13.1 million second quarter charge for transaction costs related to the Limited Too spin-off. In 1998, the Company recognized a $1.651 billion second quarter gain from the split-off of A&F, a $93.7 million first quarter gain from the sale of the Company's remaining interest in Brylane, Inc., and a $5.1 million first quarter charge for severance and other associate termination costs at Henri Bendel. See the "Special Items" and "Other Data" sections that follow for further discussion of these items and their impact on year-to-date earnings.

Financial Summary
-----------------

The following summarized financial and statistical data compares the thirteen week and thirty-nine week periods ended October 30, 1999 to the comparable 1998 periods:

                                                 Third Quarter                                Year - to - Date
                                   ----------------------------------------     ----------------------------------------------
                                       1999          1998          Change           1999            1998            Change
                                   -----------   -----------    -----------     -----------     ------------    --------------
Net Sales (millions):

Express                                 $  361        $  357              1%         $  965           $  910                 6%
Lerner New York                            233           218              7%            689              636                 8%
Lane Bryant                                213           209              2%            673              649                 4%
Limited Stores                             177           181             (2%)           508              522                (3%)
Structure                                  147           140              5%            409              393                 4%
Other (principally Mast)                    39            31            N/M              67               56               N/M
                                   -----------   -----------    -----------     -----------     ------------    --------------

 Total apparel businesses               $1,170        $1,136              3%         $3,311           $3,166                 5%
                                   -----------   -----------    -----------     -----------     ------------    --------------
Victoria's Secret Stores                $  423        $  352             20%         $1,331           $1,127                18%
Victoria's Secret Catalogue                124           130             (5%)           543              531                 2%
Bath & Body Works                          260           218             19%            820              677                21%
Other                                        7             9            N/M              15               20               N/M
                                   -----------   -----------    -----------     -----------     ------------    --------------

 Total Intimate Brands                  $  814        $  709             15%         $2,709           $2,355                15%
                                   -----------   -----------    -----------     -----------     ------------    --------------

Henri Bendel                                11            10             10%             29               30                (3%)
Galyan's Trading Co. (a)                    27            48            (44%)           165              130                27%
Limited Too (a)                             42            97            (57%)           223              254               (12%)
Abercrombie & Fitch  (a)                     -             -              -               -              156              (100%)
                                   -----------   -----------    -----------     -----------     ------------    --------------

Total net sales                         $2,064        $2,000              3%         $6,437           $6,091                 6%
                                   ===========   ===========    ===========     ===========     ============    ==============

Operating Income
(millions):

Apparel businesses                      $   23        $   (1)           N/M          $   12           $  (72)              117%
Intimate Brands                             72            70              3%            323              280                15%
Other                                       (1)           13           (108%)           (10)              32              (131%)
                                   -----------   -----------    -----------     -----------     ------------    --------------

Subtotal                                    94            82             15%            325              240                35%
Special and nonrecurring
 items                                       -             -              -             (13) (b)       1,740 (c)          (101%)
                                   -----------   -----------    -----------     -----------     ------------    --------------

Total operating income                  $   94        $   82             15%         $  312           $1,980               (84%)
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

     Gross Income
     ------------

     The third quarter gross income rate (expressed as a percentage of sales) increased to 32.5% in 1999 from 30.5% in 1998. The gross income rate increased 1.6% at the apparel businesses, primarily due to an increase in merchandise margin rate and buying and occupancy expense leverage. IBI's gross income rate increased to 38.8% from 37.7%, primarily due to an increase in merchandise margin rate and positive buying and occupancy expense leverage (particularly at Victoria's Secret Stores).

     The 1999 year-to-date gross income rate increased 2.3% to 31.9% in 1999 from 29.6% in 1998, attributable to an increase in merchandise margin rate at both the apparel businesses and IBI and positive buying and occupancy expense leverage.

General, Administrative and Store Operating Expenses
----------------------------------------------------

The third quarter general, administrative and store operating expense rate (expressed as a percentage of sales) increased to 27.9% in 1999 from 26.4% in 1998, primarily due to an increase at IBI. The rate increase at IBI was primarily due to an increase in national advertising investment for the Victoria's Secret brand and increased training and merchandising costs at Bath & Body Works. The rate was essentially flat at the apparel businesses, as investments in brand building activities, particularly at Express, were offset by savings at Limited Stores and Structure.

The 1999 year-to-date general, administrative and store operating expense rate increased to 26.8% from 25.6% in 1998. In addition to the reasons discussed above, the rate increase was driven by investment in infrastructure and by relocation costs and higher operating costs associated with moving the Victoria's Secret's beauty business to New York City.

Special Items
-------------

Effective August 31, 1999, a third party purchased a 60% majority interest in Galyan's Trading Co. As a result, the Company recorded a related pretax gain on sale of subsidiary stock of $11 million, offset by a $6 million provision for taxes. In addition, the revised tax basis of the Company's remaining investment in Galyan's resulted in an additional $7 million deferred tax expense (see Note 9 to the Consolidated Financial Statements).

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

Operating Income
----------------

The third quarter operating income rate (expressed as a percentage of sales) increased to 4.6% in 1999 from 4.1% in 1998. The improvement was driven by the gross income rate increase of 2.0%, more than offsetting the increase in general, administrative and store operating expense rate of 1.5%. The entire operating income increase resulted from improvements at the apparel businesses.

The year-to-date operating income rate was 4.8% in 1999, including $(13.1) million, or (.2%), in special and nonrecurring expense. The year-to-date operating income rate was 32.5% in 1998, including $1.651 billion, or 28.6%, in special and nonrecurring income. Excluding special and nonrecurring items, the improvement in the operating income rate from 3.9% to 5.0% was driven by the gross income rate increase of 2.3%, more than offsetting the increase in the general, administrative and store operating expense rate of 1.2%. The rate improvement was driven by higher margins at the apparel businesses, while IBI was able to maintain its 1998 operating income rate of 11.9%.

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

Other Data
----------

The Company recorded special items in 1999 and 1998 that impacted the comparability of the Company's earnings per share data and are more fully described in the "Special Items" section herein and in Note 9 to the Consolidated Financial Statements.

The information included in this section is not intended to be presented in accordance with SEC guidelines for pro forma financial information but is provided to assist in investors' understanding of the Company's results of operations.

Excluding special items in both years and reflecting the A&F split-off and Limited Too spin-off as if they had occurred at the beginning of 1998, third quarter net income increased 14% to $41.4 million from $36.3 million in 1998, and earnings per share increased 20% to $0.18 from $0.15. For the thirty-nine weeks ended October 30, 1999 and October 31, 1998, net income increased 47% to $150.6 million from $102.2 million in 1998 and earnings per share increased 48% to $0.65 from $0.44. The special items excluded were as follows:

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

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

                                              October 30,       January 30,      October 31,
                                                 1999              1999             1998
                                              -----------       -----------      -----------
Working capital                                $  810,077        $1,126,875       $  745,882
                                              ===========       ===========      ===========
Capitalization:
  Long-term debt                               $  650,000        $  550,000       $  550,000
  Shareholders' equity                          1,831,581         2,166,959        1,935,648
                                              -----------       -----------      -----------
Total capitalization                           $2,481,581        $2,716,959       $2,485,648
                                              ===========       ===========      ===========
Additional amounts available under
  long-term credit agreements                  $1,000,000        $1,000,000       $1,000,000
                                              ===========       ===========      ===========

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $299.8 million for the thirty-nine weeks ended October 30, 1999 versus $312.7 million used for operating activities last year. Significant uses of cash in both years relate to the growth of inventories for the Fall selling seasons and the payment of tax accruals related to the fourth quarter of the prior year. The cash used for inventories was lower in 1999 than 1998 because of lower Fall inventories at the apparel businesses, including the impact of closed stores. Additionally, in the third quarter of 1999, the Company made a $112 million payment of taxes and interest related to an Internal Revenue Service assessment (see Note 6 to the Consolidated Financial Statements).

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