Form 10-K
period 2000-01-30
LIMITED INC
filed 2000-04-25
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 29, 2000

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_______________ to _______________

Commission file number 1-8344

_________THE LIMITED, INC._________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of March 24, 2000: $8,324,959,745.

Number of shares outstanding of the registrant's Common Stock as of March 24, 2000: 215,184,743.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's annual report to shareholders for the fiscal year ended January 29, 2000 are incorporated by reference into Part I, Part II and Part IV, and portions of the registrant's proxy statement for the Annual Meeting of Shareholders scheduled for May 15, 2000 are incorporated by reference into Part III.

PART I

ITEM 1.	BUSINESS.

GENERAL.

The Limited, Inc., a Delaware corporation (including its subsidiaries, the "Company"), is principally engaged in the purchase, distribution and sale of women's and men's apparel, women's intimate apparel, and personal care products. The Company operates an integrated distribution system that supports its retail activities. These activities are conducted under various trade names primarily through the retail stores and catalogue businesses of the Company. Merchandise is targeted to appeal to customers in various market segments that have distinctive consumer characteristics.

DESCRIPTION OF OPERATIONS .

General.

As of January 29, 2000, the Company conducted its business in two primary segments: (1) the apparel segment, which derives its revenues from the sales of women's and men's apparel; and (2) Intimate Brands, Inc. ("IBI") (a corporation in which the Company holds an 84.2% interest), which derives its revenues from sales of women's intimate and other apparel, and personal care products and accessories.

Effective August 23, 1999, the Company completed a tax-free spin-off to establish Limited Too as an independent public company. Further information regarding this transaction is contained in Note 2 of the Notes to the Consolidated Financial Statements included in The Limited, Inc., 1999 Annual Report to Shareholders, portions of which are annexed hereto as Exhibit 13 (the "1999 Annual Report") and are incorporated herein by reference.

In addition, effective August 31, 1999, an affiliate of Freemen, Spogli & Co. purchased a 60% majority interest in Galyan's Trading Co., with the Company retaining a 40% interest. Further information regarding this transaction is contained in Note 1 of the Notes to the Consolidated Financial Statements included in The Limited, Inc., 1999 Annual Report to Shareholders, portions of which are annexed hereto as Exhibit 13 (the "1999 Annual Report") and are incorporated herein by reference.

The following chart reflects the retail businesses and the number of stores in operation for each segment at January 29, 2000 and January 30, 1999.

	NUMBER OF STORES
RETAIL BUSINESSES
	January 29, 2000	January 30, 1999
Apparel Businesses
Express	688	702
Lerner New York	594	643
Lane Bryant	688	730
Limited Stores	443	551
Structure	499	532

Total apparel businesses	2,912	3,158

Intimate Brands
Victoria's Secret Stores	896	829
Bath & Body Works	1,214	1,061

Total Intimate Brands	2,110	1,890

Other
Henri Bendel	1	1
Galyan's Trading Co. *	—	14
Limited Too *	—	319

Total	5,023	5,382

*	Effective August 31, 1999, a third party purchased a 60% majority interest in Galyan's Trading Co. and effective August 23, 1999, the Company completed a tax-free spin-off of Limited Too.

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal Year	Beginning of Year	Acquired	Opened	Closed	Businesses Disposed of or Closed	End of Year
1995	4,867	6	504	(79)	—	5,298
1996	5,298	—	470	(135)	—	5,633
1997	5,633	—	315	(190)	(a) (118)	5,640
1998	5,640	—	251	(350)	(b) (159)	5,382
1999	5,382	—	295	(301)	(c) (353)	5,023

(a)	Represents Cacique stores from the January 31, 1998 closure.
(b)	Represents A&F stores from the May 19, 1998 split-off.
(c)	Represents 18 stores from the third party purchase of a 60% majority interest in Galyan's Trading Co. effective August 31, 1999 and 335 stores from the August 23, 1999 spin-off of Limited Too.

The Company also owns Mast Industries, Inc., a contract manufacturer and apparel importer, and Gryphon Development, Inc. ("Gryphon"), which is a subsidiary of IBI. Gryphon creates, develops and contract manufactures a portion of the personal care products sold by the Company.

During fiscal year 1999, the Company purchased merchandise from approximately 2,800 suppliers and factories located throughout the world. In addition to purchases through Mast and Gryphon, the Company purchases merchandise directly in foreign markets and in the domestic market, some of which is manufactured overseas. The Company's business is subject to a variety of risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as political instability, currency and exchange risks, and local business practice and political issues. The Company has established formal policies and procedures designed to address such risks; however, they remain beyond the Company's control. No more than 5% of goods purchased originated from any single manufacturer.

Most of the merchandise and related materials for the Company's stores is shipped to the Company's distribution centers in the Columbus, Ohio area. The Company uses common and contract carriers to distribute merchandise and related materials to its stores. The Company's businesses generally have independent distribution capabilities and no business receives priority over any other business.

The Company's policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers an appropriate selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns as required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, spring and fall. As is generally the case in the retail apparel industry, the Company experiences its peak sales activity during the fall season. This seasonal sales pattern results in increased inventory during the fall and Christmas holiday selling periods. During fiscal year 1999, the highest inventory level was $1.5 billion at November 1999 month-end and the lowest inventory level was $1.1 billion at the January 2000 month-end.

Merchandise sales are paid for with cash, by personal check, and with credit cards issued by third parties or by the Company's 31%-owned credit card processing venture, Alliance Data Systems.

The Company offers its customers a return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar service policies.

The following is a brief description of each of the Company's operating businesses, including their respective target markets.

APPAREL BUSINESSES

Express - is a leading specialty retailer of women's sportswear and accessories. Express' strategy is to offer new, international fashion to its base of young, style-driven women. Launched in 1980, Express had net sales of $1.40 billion in 1999 and operated 688 stores in 48 states.

Lerner New York - is a leading mall-based specialty retailer of women's apparel. The business's strategy is to offer competitively priced women's fashion with a "New York" feel. Originally founded in 1918, Lerner New York was purchased by The Limited in 1985. Lerner New York had net sales of $1.01 billion in 1999 and operated 594 stores in 44 states.

Lane Bryant - is the leading specialty store retailer of full-figured women's apparel, offering knit tops, sweaters, pants, jeans and intimate apparel for women size 14-plus. Originally founded in 1900, Lane Bryant was acquired by The Limited in 1982. The business had net sales of $934 million in 1999 and operated 688 stores in 46 states.

Limited Stores - is a mall-based specialty store retailer. The business's strategy is to focus on sophisticated sportswear for modern American women. Founded in 1963, Limited Stores had net sales of $715 million in 1999 and operated 443 stores in 46 states.

Structure - is a leading mall-based specialty retailer of men's clothing, offering classically-inspired sportswear with a rugged fashion appeal for men in their 20's and 30's. Structure had net sales of $617 million in 1999 and operates 499 stores in 43 states.

INTIMATE BRANDS

Victoria's Secret Stores - is the world's best known specialty retailer of women's intimate apparel and related products. Victoria's Secret Stores operates over 890 stores nationwide and had net sales of $2.138 billion in 1999.

Victoria's Secret Beauty - is a leading specialty retailer of high quality beauty products. Victoria's Secret Beauty operates over 45 stand alone stores and over 410 side-by-side and niches within Victoria's Secret lingerie stores and reported net sales of $495 million in 1999. Victoria's Secret Beauty stores and sales are consolidated within Victoria's Secret Stores in the preceding paragraph and in the 1999 Annual Report.

Victoria's Secret Catalogue - is a leading catalogue retailer of intimate and other women's apparel. At the end of 1999, Victoria's Secret Catalogue launched its web site, www.VictoriasSecret.com, through which certain of its products may be purchased worldwide. Victoria's Secret Catalogue mailed approximately 365 million catalogues and had net sales of $799 million in 1999.

Bath & Body Works - is the leading mall-based specialty retailer of personal care products. Launched in 1990, Bath & Body Works (including White Barn Candle Company) operates over 1,200 stores nationwide and had net sales of $1.550 billion in 1999.

OTHER

Henri Bendel - operates a single specialty store in New York City which features fashions for sophisticated, higher-income women. The business had net sales of $39 million in 1999.

Additional information about the Company's business, including its revenues and profits for the last three years and selling square footage, is set forth under the caption "Management's Discussion and Analysis" of the 1999 Annual Report and is incorporated herein by reference. For the financial results of the Company's reportable operating segments, see Note 12 of the Notes to the Consolidated Financial Statements included in the 1999 Annual Report, incorporated herein by reference.

COMPETITION.

The sale of intimate and other apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. Brand image, marketing, fashion design, price, service, fashion selection and quality are the principal competitive factors in retail store sales. The Company's catalogue business competes with numerous national and regional catalogue merchandisers. Brand image, marketing, fashion design, price, service, quality, image presentation and fulfillment are the principal competitive factors in catalogue and on-line sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products at retail through stores, catalogues and the Internet.

ASSOCIATE RELATIONS.

On January 29, 2000, the Company employed approximately 114,600 associates, 82,500 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the Holiday season.

ITEM 2.	PROPERTIES.

The Company's business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York; Andover, Massachusetts; Kettering, Ohio; Rio Rancho, New Mexico and London, England.

The distribution and shipping facilities owned by the Company consist of eight buildings located in the Columbus, Ohio area. Excluding office space, these buildings comprise approximately 6.1 million square feet.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. The leases expire at various dates between 2000 and 2028 and frequently have renewal options.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the size and location of the store. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On November 13, 1997, the United States District Court for the Southern District of Ohio, Eastern Division, dismissed with prejudice an amended complaint that had been filed against the Company and certain of its subsidiaries by the American Textile Manufacturers Institute ("ATMI"), a textile industry trade association. The amended complaint alleged that the defendants violated the federal False Claims Act by submitting false country of origin declarations to the U.S. Customs Service. On September 14, 1999, the United States Court of Appeals for the Sixth Circuit affirmed the order of dismissal. The United States Supreme Court denied ATMI's petition for writ of certiorari on April 3, 2000.

On January 13, 1999, two complaints were filed against the Company and its subsidiary, Lane Bryant, Inc., as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. The Company, along with certain other defendants, filed a petition for a writ of mandamus from the Ninth Circuit Court of Appeals seeking an order holding that the transfer of the case to the United States District Court for the District of Hawaii was in error and ordering that the case be transferred to the United States District Court on Saipan. That petition has been denied. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company's board of directors and the Company, as nominal defendant. The actions thereafter were consolidated. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children's Trust (the "Contingent Stock Redemption Agreement") constituted a waste of corporate assets and a breach of the board members' fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a "wasteful transaction in its own right." On July 30, 1999, all defendants moved to dismiss the complaint, both on the ground that it failed to allege facts showing that demand on the board to institute such an action would be futile and for failure to state a claim. Plaintiffs did not respond to that motion, but on February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the "amended complaint"), which makes allegations similar to the first complaint concerning the rescission of the Contingent Stock Redemption Agreement and the 1999 issuer tender offer and adds allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company as of January 29, 2000.

Leslie H. Wexner, 62, has been Chairman of the Board of Directors of the Company for more than five years and its President and Chief Executive Officer since he founded the Company in 1963.

Kenneth B. Gilman, 53, has been Vice Chairman and Chief Administrative Officer of the Company since June 1997. Mr. Gilman was the Vice Chairman and Chief Financial Officer of the Company from June 1993 to June 1997. Mr. Gilman was the Executive Vice President and Chief Financial Officer of the Company for more than five years prior thereto.

V. Ann Hailey, 49, has been Executive Vice President and Chief Financial Officer of the Company since August 1997. Ms. Hailey was Senior Vice President and Chief Financial Officer for Pillsbury from August 1994 to August 1997.

Martin Trust, 65, has been President and Chief Executive Officer of Mast Industries, Inc., a wholly-owned subsidiary of the Company, for more than five years.

Leonard A. Schlesinger, 47, has been Executive Vice President, Organization, Leadership and Human Resources of the Company since October 1999. Dr. Schlesinger was a Professor of Sociology and Public Policy and Senior Vice President for Development at Brown University from 1998 to 1999. He was also Professor of Business Administration at Harvard Business School ("Harvard") from 1988 to 1998 and served as the Senior Associate Dean and Director of External Relations at Harvard from July 1994 until October 1995.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information regarding markets in which the Company's common stock was traded during fiscal years 1999 and 1998, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company's common stock for the fiscal years 1999 and 1998 is set forth under the caption "Market Price and Dividend Information" on page 81 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" on page 64 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's discussion and analysis of financial condition and results of operations is set forth under the caption "Management's Discussion and Analysis" on pages 65 through 71 of the 1999 Annual Report and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 1999 Annual Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and directors", "- Committees of the Board of Directors" and "- Security ownership of directors and management" on pages 4 through 9 of the Company's proxy statement for the Annual Meeting of Shareholders to be held May 15, 2000 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "EXECUTIVE COMPENSATION - Section 16(a) beneficial ownership reporting compliance" on page 15 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 10 through 15 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

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

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Nominees and directors" on pages 4 through 6 of the Proxy Statement and "ELECTION OF DIRECTORS - Certain relationships and related transactions" on page 9 of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) List of Financial Statements.

The following consolidated financial statements of The Limited, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

Consolidated Statements of Income for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

Consolidated Statements of Shareholders' Equity for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999.

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.

(a)(2) List of Financial Statement Schedules.

All schedules required to be filed as part of this report pursuant to ITEM 14(d) are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

(a)(3) List of Exhibits.

3.	Articles of Incorporation and Bylaws.
	3.1.	Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1988.

	3.2.	Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

4.	Instruments Defining the Rights of Security Holders.

	4.1.	Copy of the form of Global Security representing the Company's 7 1/2% Debentures due 2023, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated March 4, 1993.

4.2.	Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1(a) to the Company's Current Report on Form 8-K dated March 21, 1989.

4.3.	Not Used.

4.4.	Copy of the form of Global Security representing the Company's 9 1/8% Notes due February 1, 2001, incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 6, 1991.

4.5.	Copy of the form of Global Security representing the Company's 7.80% Notes due May 15, 2002, incorporated by reference to the Company's Current Report on Form 8-K dated February 27, 1992.

4.6.	Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the "Commission") on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the "1993 Form S-3").

4.7.	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

4.8.	Credit Agreement dated as of September 25, 1997 among the Company, Morgan Guaranty Trust Company of New York and the banks listed therein, incorporated by reference to Exhibit 4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

10.	Material Contracts.

	10.1.	The 1987 Stock Option Plan of The Limited, Inc., incorporated by reference to Exhibit 28(a) to the Company's Registration Statement on Form S-8 (File No. 33-18533).

	10.2.	Officers' Benefits Plan incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the "1988 Form 10-K").

	10.3.	The Limited Deferred Compensation Plan incorporated by reference to Exhibit 10.4 to the 1990 Form 10-K.

	10.4.	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company by reference to Exhibit 10.4 to the 1998 Form 10-K.

	10.5.	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement by reference to Exhibit 10.5 to the 1998 Form 10-K.

	10.6.	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form S-8 (File No. 33-49871).

	10.7.	Not Used.

	10.8.	Not Used.

	10.9.	The 1997 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company's Proxy Statement dated April 14, 1997.

	10.10.	The Limited, Inc. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

	10.11.	The Limited, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 14, 1997.

	10.12.	Employment Agreement by and between The Limited, Inc. and Kenneth B. Gilman dated as of May 20, 1997 with exhibits, incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the "1997 Form 10-K").

	10.13.	Agreement dated as of May 3, 1999 among The Limited, Inc., Leslie H. Wexner and the Wexner Children's Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company's Schedule 13E-4 dated May 4, 1999.

	10.14.	Employment Agreement by and between The Limited, Inc. and Martin Trust dated as of May 20, 1997 with exhibits, incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

	10.15.	The 1998 Restatement of the Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company's Proxy Statement dated April 20, 1998.

	10.16.	Employment Agreement by and between The Limited, Inc. and V. Ann Hailey dated as of July 27, 1998 incorporated by reference to Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

	10.17.	Employment Agreement by and between The Limited, Inc. and Leonard A. Schlesinger dated as of October 1, 1999.

11.	Statement re: Computation of Per Share Earnings.

12.	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13.	Excerpts from the 1999 Annual Report to Shareholders including "Financial Summary," "Management's Discussion and Analysis," "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Accountants" on pages 64 through 81.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Accountants.

24.	Powers of Attorney.

27.	Financial Data Schedule.

99.	Annual Report of The Limited, Inc. Savings and Retirement Plan

 .

(b)	Reports on Form 8-K.
	i.	On February 17, 2000, the Company filed a report on Form 8-K which contained a press release and related exhibits dated February 16, 2000.

	ii.	On February 25, 2000, the Company filed a report on Form 8-K which contained a press release and related exhibits dated February 22, 2000.

(c)	Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 14 above.

(d)	Financial Statement Schedule.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2000

THE LIMITED, INC. (registrant)

By /s/ V. Ann Hailey V. Ann Hailey, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 28, 2000:

Signature	Title

/s/ LESLIE H. WEXNER* Leslie H. Wexner	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ KENNETH B. GILMAN* Kenneth B. Gilman	Director, Vice Chairman and Chief Administrative Officer

/s/ ABIGAIL S. WEXNER* Abigail S. Wexner	Director

/s/ MARTIN TRUST* Martin Trust	Director

/s/ EUGENE M. FREEDMAN* Eugene M. Freedman	Director

/s/ E. GORDON GEE* E. Gordon Gee	Director

/s/ DAVID T. KOLLAT* David T. Kollat	Director

/s/ CLAUDINE MALONE* Claudine Malone	Director

/s/ LEONARD A. SCHLESINGER* Leonard A. Schlesinger	Director

/s/ DONALD B. SHACKELFORD* Donald B. Shackelford	Director

/s/ ALLAN R. TESSLER* Allan R. Tessler	Director

/s/ RAYMOND ZIMMERMAN* Raymond Zimmerman	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/s/ Kenneth B. Gilman Kenneth B. Gilman Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Document
10.17	Employment Agreement by and between The Limited, Inc. and Leonard A. Schlesinger dated as of October 1, 1999.

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Excerpts from the 1999 Annual Report to Shareholders including "Financial Summary," "Management's Discussion and Analysis," "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Accountants" on pages 64 through 81.

21	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

24	Powers of Attorney.

27	Financial Data Schedule.

99	Annual Report of The Limited, Inc. Savings and Retirement Plan.