Form 10-Q
period 2000-04-29
LIMITED INC
filed 2000-06-09
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

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

  Yes  _  X        No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at June 1, 2000
431,592,356 Shares

THE LIMITED, INC.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	April 29, 2000	May 1, 1999
Net sales	$2,108,436	$2,104,798

Costs of goods sold and buying and occupancy costs	(1,412,909)	(1,451,430)

Gross income	695,527	653,368

General, administrative and store operating expenses	(571,129)	(563,038)

Operating income	124,398	90,330
Interest expense	(14,008)	(16,790)
Other income	12,421	15,331
Minority interest	(10,861)	(8,420)

Income before income taxes	111,950	80,451
Provision for income taxes	49,000	35,000

Net income	$62,950	$45,451

Net income per share:

Basic	$0.15	$0.10

Diluted	$0.14	$0.10

Dividends per share	$0.075	$0.075

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	April 29, 2000	January 29, 2000	May 1, 1999
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$484,091	$817,268	$491,366
Accounts receivable	77,166	108,794	72,140
Inventories	1,147,194	1,050,913	1,170,303
Store supplies	97,574	99,916	99,947
Other	196,628	169,386	153,861

Total current assets	2,002,653	2,246,277	1,987,617
Property and equipment, net	1,241,698	1,229,612	1,371,263
Restricted cash	—	—	351,600
Deferred income taxes	129,039	125,145	94,842
Other assets	487,202	486,655	476,810

Total assets	$3,860,592	$4,087,689	$4,282,132

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$271,872	$256,306	$204,700
Current portion of long-term debt	150,000	250,000	100,000
Accrued expenses	540,821	579,442	611,460
Income taxes	—	152,458	12,614

Total current liabilities	962,693	1,238,206	928,774
Long-term debt	400,000	400,000	550,000
Other long-term liabilities	183,789	183,398	195,819
Minority interest	122,613	119,008	51,203
Contingent stock redemption agreement	—	—	351,600

Shareholders' equity:
Common stock	215,715	189,727	180,352
Paid-in capital	70,404	178,374	158,203
Retained earnings	1,905,378	6,109,371	5,481,947

	2,191,497	6,477,472	5,820,502

Less: treasury stock, at average cost	—	(4,330,395)	(3,615,766)

Total shareholders' equity	2,191,497	2,147,077	2,204,736

Total liabilities and shareholder's equity	$3,860,592	$4,087,689	$4,282,132

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 29, 2000	May 1, 1999
Operating activities:
Net income	$62,950	$45,451
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	63,774	75,441
Minority interest, net of dividends paid	4,965	3,233
Changes in assets and liabilities:
Accounts receivable	31,628	5,575
Inventories	(96,281)	(50,633)
Accounts payable and accrued expenses	(24,744)	(135,571)
Income taxes	(165,750)	(161,719)
Other assets and liabilities	(27,853)	1,166

Net cash used for operating activities	(151,311)	(217,057)

Investing activities:
Net expenditures related to Easton real estate investment	(4,044)	(7,024)
Capital expenditures	(57,353)	(95,260)

Net cash used for investing activities	(61,397)	(102,284)

Financing activities:
Repayment of long-term debt	(100,000)	—
Repurchase of common stock	(2,738)	—
Repurchase of subsidiary common stock	—	(56,569)
Dividends paid	(31,582)	(34,193)
Stock options and other	13,851	31,152

Net cash used for financing activities	(120,469)	(59,610)

Net decrease in cash and equivalents	(333,177)	(378,951)
Cash and equivalents, beginning of year	817,268	870,317

Cash and equivalents, end of period	$484,091	$491,366

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The consolidated financial statements include the accounts of The Limited, Inc. (the "Company") and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of Limited Too ("TOO"), through August 23, 1999, when it was established as an independent company, and Galyan's Trading Co. ("Galyan's") through August 31, 1999, when a third party purchased a majority interest.

The consolidated financial statements also include the results of Intimate Brands, Inc. ("IBI"), an 84.1%-owned subsidiary. Minority interest of $122.6 million, $119.0 million and $51.2 million at April 29, 2000, January 29, 2000 and May 1, 1999 represents the Company's interest in the net equity of IBI.

Investments in other entities (including joint ventures) where the Company has the ability to significantly influence operating and financial policies, including Galyan's for periods after August 31, 1999, are accounted for on the equity method.

The consolidated financial statements as of and for the periods ended April 29, 2000 and May 1, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of and for the thirteen week periods ended April 29, 2000 and May 1, 1999 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements.

2.	Shareholders' Equity

On May 2, 2000, the Company announced a two-for-one stock split ("stock split") in the form of a stock dividend to stockholders of record on May 12, 2000 and payable on May 30, 2000. Par value of the common stock will remain $0.50 per share.

The effect of the stock split has been recognized retroactively in shareholder's equity on the consolidated balance sheet as of April 29, 2000, and in all share and per share data throughout this report. Shareholders' equity reflects the reclassification of an amount equal to the par value of the increase in issued common shares ($107.9 million) from paid-in capital to common stock.

In conjunction with the stock split, the Company retired 163.7 million treasury shares, representing $4.3 billion at cost. A non-cash charge was made against retained earnings for the excess cost of treasury stock over its par value.

3.	Earnings Per Share

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended
	April 29, 2000	May 1, 1999
Basic shares	430,484	455,464
Dilutive effect of stock options and restricted shares	14,822	15,630

Diluted shares	445,306	471,094

The computation of earnings per diluted share excludes options with an exercise price that was greater than the average market price of the common shares. The excluded options totaled 1.8 million and 0.2 million of common stock that were outstanding at quarter-end for 2000 and 1999.

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

5.	Property and Equipment, Net

Property and equipment, net, consisted of (thousands):

	April 29, 2000	January 29, 2000	May 1, 1999
Property and equipment, at cost	$2,939,058	$2,944,827	$3,057,350
Accumulated depreciation and amortization	(1,697,360)	(1,715,215)	(1,686,087)

Property and equipment, net	$1,241,698	$1,229,612	$1,371,263

6.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended April 29, 2000 and May 1, 1999 approximated $214.8 million and $196.7 million. Income tax assets of $9.4 million, which were net of income taxes payable of $40.6 million, were included in other current assets at April 29, 2000.

The Internal Revenue Service has assessed the Company for additional taxes and interest for the years 1992 to 1996 relating to the undistributed earnings of foreign affiliates for which the Company has provided deferred taxes. On September 7, 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, the Company made a $112 million payment of taxes and interest in the third quarter of 1999 for the years 1992 to 1998 that reduced deferred tax liabilities. Management believes the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

7.	Long-Term Debt

Unsecured long-term debt consisted of (thousands):

	April 29, 2000	January 29, 2000	May 1, 1999
7 1/2% Debentures due March 2023	$250,000	$250,000	$250,000
7 4/5% Notes due May 2002	150,000	150,000	150,000
9 1/8% Notes due February 2001	150,000	150,000	150,000
8 7/8% Notes paid August 1999	—	—	100,000
Floating rate notes	—	100,000	—

	550,000	650,000	650,000
Less: current portion of long-term debt	150,000	250,000	100,000

	$400,000	$400,000	$550,000

The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"), established on September 29, 1997. Borrowings outstanding under the Agreement, if any, are due September 28, 2002. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on September 29, 2001, subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender's "Base Rate," as defined, LIBOR, CD-based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 0.1% of the committed amount per annum.

The Agreement supports the Company's commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Agreement contains covenants relating to the Company's working capital, debt and net worth. No commercial paper or amounts under the Agreement were outstanding at April 29, 2000.

The Company has a shelf registration statement, under which up to $250 million of debt securities and warrants to purchase debt securities may be issued.
At April 29, 2000 the Company had an interest rate swap that effectively changed the Company's interest rate exposure on $100 million of variable rate debt to a fixed rate of 8.09% through July 2000.

Interest paid during the thirteen weeks ended April 29, 2000 and May 1, 1999 approximated $20.8 million and $25.1 million.

8.	Segment Information

The Company identifies operating segments based on a business's operating characteristics. Reportable segments were determined based on similar economic characteristics, the nature of products and services, and the method of distribution. The apparel segment derives its revenues from sales of women's and men's apparel. The Intimate Brands segment derives its revenues from sales of women's intimate and other apparel, and personal care products and accessories. Sales outside the United States were not significant.

The Company and IBI have entered into intercompany agreements for services that include merchandise purchases, capital expenditures, real estate management and leasing, inbound and outbound transportation and corporate services. These agreements specify that identifiable costs be passed through to IBI and that other service-related costs be allocated in accordance with the intercompany agreement. Costs are passed through and allocated to the apparel businesses in a similar manner.

As a result of its spin-off, the operating results of TOO were reclassified from the apparel segment to the "Other" category for all periods presented. The operating results of Galyan's (100% prior to August 31, 1999 and 40% thereafter) are included in the "Other" category.

Segment information as of and for the thirteen weeks ended April 29, 2000 and May 1, 1999 follows (in thousands):

2000	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total
Net sales	$1,086,425	$1,012,252	$9,759	—		$2,108,436

Intersegment sales	143,619	—	—	$(143,619	)(B)	—

Operating income (loss)	12,376	116,271	(4,249)	—		124,398

Total assets	1,098,351	1,339,606	1,544,446	(121,811	)(C)	3,860,592

1999	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total
Net sales	$1,063,228	$877,821	$163,749	—		$2,104,798

Intersegment sales	115,934	—	—	$(115,934	)(B)	—

Operating income (loss)	1,298	94,694	(5,662)	—		90,330

Total assets	1,202,952	1,133,506	2,104,851	(159,177	)(C)	4,282,132

(A)	Included in the "Other" category are Henri Bendel, TOO (through August 23, 1999), Galyan's (100% prior to August 31, 1999 and 40% thereafter), non-core real estate and corporate, none of which are significant operating segments.

(B)	Represents intersegment sales elimination.

(C)	Represents intersegment receivable/payable elimination.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
The Limited, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of The Limited, Inc. and its subsidiaries (the "Company") as of April 29, 2000 and May 1, 1999, and the related condensed consolidated statements of income and cash flows for each of the thirteen-week periods ended April 29, 2000 and May 1, 1999. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 22, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
May 15, 2000, except for the
information in Note 2 as to which
the date is May 30, 2000.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the first quarter of 2000 increased to $2.108 billion from $2.105 billion in 1999. Operating income increased 38% to $124.4 million from $90.3 million in 1999. Net income increased 38% to $63.0 million from $45.5 million in 1999, and earnings per share increased 40% to $0.14 from $0.10 in 1999 (adjusted to reflect the two-for-one stock split declared on May 2, 2000). The first quarter of 1999 includes the results of Limited Too ("TOO") prior to its spin-off effective August 23, 1999. See the "Other Data" section that follows for further discussion of the impact of the TOO spin-off on the first quarter of 1999 earnings.

Company highlights for the first quarter of 2000 include the following:

Intimate Brands, Inc. ("IBI"), led by strong performances at Victoria's Secret Stores and Bath & Body Works, reported earnings per share of $0.13, compared to $0.10 in 1999. Operating income increased 23% and net income increased 29%.

The Victoria's Secret brand strengthened its brand position with product introductions in the quarter and used all channels of distribution - stores, catalogue and e-commerce - to promote these products. Victoria's Secret Stores' sales increased 18% to $499.1 million in 2000 with a comparable store sales increase of 14%. Operating profits grew 34%. Victoria's Secret Catalogue sales increased 5% to $203.8 million while operating profits grew 21%.

Bath & Body Works' sales increased 18% to $304.4 million, with a comparable store sales increase of 6%. Operating profits grew 19%. Overall, the brand experienced solid customer response to its new product offerings and continued strong sales of White Barn Candle Co. home fragrance products.

The apparel businesses were led by Express, which generated a comparable store sales increase of 16% and nearly doubled its operating income. In total, the apparel businesses had a 6% comparable store sales increase and an $11.1 million improvement in operating income, primarily driven by improved merchandise margins.

On May 2, 2000, the Company announced a two-for-one stock split of its outstanding common stock to shareholders of record as of May 12, 2000. All share and per share information throughout this report has been retroactively adjusted to reflect this split.

Financial Summary

The following summarized financial data compares the thirteen week period ended April 29, 2000 to the comparable 1999 period (in millions):

	First Quarter
	2000	1999	Change
Net Sales:

Express	$346	$301	15%
Lerner New York	220	236	(7%)
Lane Bryant	220	223	(1%)
Limited Stores	157	166	(5%)
Structure	113	123	(8%)
Other (principally Mast)	30	14	N/M

Total apparel businesses	$1,086	$1,063	2%

Victoria's Secret Stores	$499	$423	18%
Bath & Body Works	304	258	18%
Victoria's Secret Catalogue	204	194	5%
Other (principally Gryphon)	5	3	N/M

Total Intimate Brands	$1,012	$878	15%

Henri Bendel	10	9	11%
Galyan's (through August 31, 1999)	—	60	N/M
TOO (through August 23, 1999)	—	95	N/M

Total net sales	$2,108	$2,105	—

Operating Income:

Apparel businesses	$12	$1	N/M
Intimate Brands	116	95	22%
Other	(4)	(6)	33%

Total operating income	$124	$90	38%

N/M not meaningful

	First Quarter
	2000	1999	Change
Comparable Store Sales:
Express	16%	16%
Lerner New York	(3%)	23%
Lane Bryant	3%	9%
Limited Stores	8%	5%
Structure	(4%)	3%

Total apparel businesses	6%	12%

Victoria's Secret Stores	14%	13%
Bath & Body Works	6%	13%

Total Intimate Brands	11%	13%

Henri Bendel	11%	8%
Galyan's (through August 31, 1999)	—	10%
TOO (through August 23, 1999)	—	10%

Total comparable store sales	8%	12%

Store Data:
Retail sales increase attributable to net new and remodeled stores:
Apparel businesses	(4%)	(4%)
Intimate Brands	6%	6%

Retail sales per average selling square foot:
Apparel businesses	$62	$57	9%
Intimate Brands	$123	$116	6%

Retail sales per average store (thousands):
Apparel businesses	$367	$337	9%
Intimate Brands	$378	$355	6%

Average store size at end of quarter (retail selling square feet):
Apparel businesses	5,875	5,870	0%
Intimate Brands	3,056	3,047	0%

Retail selling square feet at end of quarter (thousands):
Apparel businesses	16,733	18,021	(7%)
Intimate Brands	6,554	5,941	10%

Number of Stores:
Beginning of year	5,023	5,382
Opened	40	84
Closed	(70)	(108)

End of period	4,993	5,358

	Number of Stores			Selling Sq. Ft. (thousands)
	April 29, 2000	May 1, 1999	Change	April 29, 2000	May 1, 1999	Change
Express	677	694	(17)	4,345	4,462	(117)
Lerner New York	587	633	(46)	4,528	4,891	(363)
Lane Bryant	661	705	(44)	3,223	3,422	(199)
Limited Stores	431	514	(83)	2,681	3,166	(485)
Structure	492	524	(32)	1,956	2,080	(124)

Total apparel businesses	2,848	3,070	(222)	16,733	18,021	(1,288)

Victoria's Secret Stores	894	849	45	3,972	3,764	208
Bath & Body Works	1,250	1,101	149	2,582	2,177	405

Total Intimate Brands	2,144	1,950	194	6,554	5,941	613

Henri Bendel	1	1	—	35	35	—
Galyan's	—	16	(16)	—	1,106	(1,106)
TOO	—	321	(321)	—	1,014	(1,014)

Total stores and selling sq. ft	4,993	5,358	(365)	23,322	26,117	(2,795)

Net Sales

Net sales for the first quarter of 2000 were $2.108 billion compared to $2.105 billion for the same period in 1999. An 8% comparable store sales increase was partially offset by: 1) the loss of TOO sales following the August 23, 1999 spin-off; 2) the exclusion of Galyan's sales following the third party purchase of a 60% majority interest effective August 31, 1999; and 3) store closings in the apparel segment.

At IBI, net sales for the first quarter of 2000 increased 15% to $1.012 billion from $878 million in 1999. The net sales increase was primarily due to an 11% increase in comparable store sales and the net addition of 194 new stores (613,000 selling square feet).

At the apparel businesses, net sales for the first quarter of 2000 increased 2% to $1.086 billion from $1.063 billion in 1999. A 6% increase in comparable store sales more than offset a net reduction of 222 stores (1.3 million selling square feet). Express and Limited Stores led the apparel businesses with comparable store sales increases of 16% and 8%.

Gross Income

The first quarter of 2000 gross income rate (expressed as a percentage of sales) increased to 33.0% from 31.0% for the same period in 1999. Improvement was realized at both the apparel businesses and IBI. The gross income rate increase at the apparel businesses was primarily due to an increase in the merchandise margin rate and a slight decrease in the buying and occupancy expense rate. The increase in the apparel merchandise margin rate was primarily attributable to improved inventory management and merchandising strategies. The gross income rate increase at IBI was primarily driven by positive buying and occupancy expense rate leverage.

General, Administrative and Store Operating Expenses

The first quarter of 2000 general, administrative and store operating expense rate (expressed as a percentage of sales) increased to 27.1% from 26.8% for the same period in 1999. The rate increase was primarily attributable to the inability of the apparel businesses to achieve expense leverage on sales growth of 2%.

Operating Income

The first quarter of 2000 operating income rate (expressed as a percentage of sales) increased to 5.9% compared to 4.3% in 1999. The improvement in the operating income rate was primarily driven by an increase in the gross income rate of 2.0% which more than offset a slight increase in general, administrative and store operating expense rate.

Interest Expense

	First Quarter
	2000	1999
Average borrowings (millions)	$661.6	$803.8
Average effective interest rate	8.47%	8.36%

Interest expense for the first quarter of 2000 decreased to $14.0 million from $16.8 million for the same period in 1999. This decrease was primarily the result of decreased borrowing levels.

Other Income

Other income for the first quarter of 2000 decreased to $12.4 million from $15.3 million for the same period in 1999. The decrease was due to lower average invested cash balances. Average invested cash balances were reduced by the portion of the $753 million self-tender, which exceeded the funding provided by the $352 million of (formerly) restricted cash. The impact of the self-tender was further offset by $182 million in net proceeds from the sale of a 60% interest in Galyan's, and the $50 million dividend from TOO prior to its spin-off.

Other Data

The following adjusted income information for 1999 gives effect to the spin-off of TOO on August 23, 1999 as if it had occurred on February 1, 1999.

Management believes the presentation below provides a reasonable basis on which to present the adjusted income information. Although the adjusted income information should not be construed as an alternative to the reported results determined in accordance with generally accepted accounting principles, it is provided to assist in investors' understanding of the Company's results of operations.

Adjusted Income Information (Thousands, except per share amounts):

	Thirteen Weeks Ended
	April 29, 2000	May 1, 1999
	As Reported	As Reported	Adjustments	As Adjusted
Net sales	$2,108,436	$2,104,798	$(95,048)	$2,009,750

Gross income	695,527	653,368	(31,724)	621,644

General, administrative and store operating expenses	(571,129)	(563,038)	30,412	(532,626)

Operating income	124,398	90,330	(1,312)	89,018
Interest expense	(14,008)	(16,790)	—	(16,790)
Other income, net	12,421	15,331	—	15,331
Minority interest	(10,861)	(8,420)	—	(8,420)

Income before income taxes	111,950	80,451	(1,312)	79,139
Provision for income taxes	49,000	35,000	(500)	34,500

Net income	$62,950	$45,451	$(812)	$44,639

Earnings per share	$0.14	$0.10		$0.09

Weighted average shares outstanding	445,306	471,094		471,094

Reflecting the TOO spin-off as if it had occurred at the beginning of 1999, net sales for the first quarter of 2000 increased 5% to $2.108 billion from $2.010 billion for the same period in 1999. Net income for the first quarter of 2000 increased 41% to $63.0 million from $44.6 million in 1999 and earnings per share increased 56% to $0.14 from $0.09.

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

Liquidity and Capital Resources

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company's capital structure continue to provide the capital resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (thousands):

	April 29, 2000	January 29, 2000	May 1, 1999
Working capital	$1,039,960	$1,008,071	$1,058,843

Capitalization:
Long-term debt	$400,000	$400,000	$550,000
Shareholders' equity	2,191,497	2,147,077	2,204,736

Total capitalization	$2,591,497	$2,547,077	$2,754,736

Additional amounts available under long-term credit agreements	$1,000,000	$1,000,000	$1,000,000

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $151.3 million in the first quarter of 2000 versus $217.1 million in the first quarter last year. The decrease in net cash used for operating activities between periods was primarily due to a significant decrease in accounts payable in the first quarter of 1999 (primarily due to the timing of rent payments).

Investing activities were for capital expenditures, which were primarily for new and remodeled stores.

Financing activities for the first quarter of 2000 primarily included the $100 million repayment of the Series C floating rate notes and the quarterly dividend payment of $0.075 per share. In addition, the Company initiated a $200 million stock repurchase program with the repurchase of $2.7 million of its common stock.

In addition, non-cash financing activities include a two-for-one stock split in the form of a stock dividend to stockholders of record on May 12, 2000 and payable on May 30, 2000. Shareholders' equity as of April 29, 2000 reflects the reclassification of an amount equal to the par value of the increase in issued common shares ($107.9 million) from paid-in capital to common stock. Also, in conjunction with the stock split, the Company retired 163.7 million treasury shares, representing $4.3 billion at cost. A non-cash charge was made against retained earnings for the excess cost of treasury stock over its par value.

Capital Expenditures

Capital expenditures totaled $57.4 million for the first quarter of 2000, compared to $95.3 million for the first quarter of 1999. The Company anticipates spending $475 to $500 million for capital expenditures in 2000, of which $375 to $400 million will be for new stores and for remodeling of and improvements to existing stores.

The Company expects that 2000 capital expenditures will be funded primarily by net cash provided by operating activities.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

PART II	-	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

On January 13, 1999, two complaints were filed against the Company and its subsidiary, Lane Bryant, Inc., as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. The Company, along with certain other defendants, filed a petition for a writ of mandamus from the Ninth Circuit Court of Appeals seeking an order holding that the transfer of the case to the United States District Court for the District of Hawaii was in error and ordering that the case be transferred to the United States District Court on Saipan. That petition has been denied. A first amended complaint was filed on April 28, 2000, which adds additional defendants but does not otherwise substantively alter either the claims alleged or relief sought. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

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

The Company held its Annual Meeting of Stockholders on May 15, 2000. The matter voted upon and the results of the voting were as follows:

E. Gordon Gee, Alex Shumate, Allan R. Tessler, and Abigail S. Wexner were elected to the Board of Directors for a term of three years. Of the 173,526,884 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows with respect to each of the nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
E. Gordon Gee	171,642,405	1,884,479
Alex Shumate	171,687,539	1,839,345
Allan R. Tessler	171,737,837	1,789,047
Abigail S. Wexner	171,800,097	1,726,787

In addition, directors whose term of office continued after the Annual Meeting were: Eugene M. Freedman, Kenneth B. Gilman, David T. Kollat, Leslie H. Wexner, Leonard Schlesinger, Donald B. Shackelford, Martin Trust, Raymond Zimmerman.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

12.	Statement re: Computation of Ratio of Earnings to Fixed Charges.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

27.	Financial Data Schedule.

(b)	Reports on Form 8-K.

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIMITED, INC.
(Registrant)

	By	/S/ V. Ann Hailey

V. Ann Hailey, Executive Vice President and Chief Financial Officer*
Date: June 9, 2000

* Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.