Form 10-Q
period 2000-07-29
LIMITED INC
filed 2000-09-08
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to                         .

Commission file number 1-8344

THE LIMITED, INC.
(Exact name of registrant as specified in its charter)

Delaware	31-1029810
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Three Limited Parkway, P.O. Box 16000, Columbus, OH 43216
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (614) 415-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 25, 2000
425,574,209 Shares

THE LIMITED, INC.

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
Net sales	$2,262,977	$2,267,821	$4,371,413	$4,372,619
Costs of goods sold and buying and occupancy costs	(1,518,900)	(1,540,174)	(2,931,809)	(2,991,604)

Gross income	744,077	727,647	1,439,604	1,381,015

General, administrative and store operating expenses	(585,885)	(587,371)	(1,157,014)	(1,150,409)
Special and nonrecurring items, net	—	(13,075)	—	(13,075)

Operating income	158,192	127,201	282,590	217,531
Interest expense	(12,671)	(20,159)	(26,679)	(36,949)
Other income	9,947	12,509	22,368	27,840
Minority interest	(15,895)	(14,069)	(26,756)	(22,489)

Income before income taxes	139,573	105,482	251,523	185,933
Provision for income taxes	62,000	48,000	111,000	83,000

Net income	$ 77,573	$ 57,482	$ 140,523	$ 102,933

Net income per share:
Basic	$ 0.18	$ 0.13	$ 0.33	$ 0.23

Diluted	$ 0.17	$ 0.12	$ 0.31	$ 0.22

Dividends per share	$ 0.075	$ 0.075	$ 0.15	$ 0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	July 29, 2000	January 29, 2000	July 31, 1999
	(Unaudited)		(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$ 321,503	$ 817,268	$ 490,322
Accounts receivable	102,812	108,794	72,824
Inventories	1,214,807	1,050,913	1,238,404
Other	295,023	269,302	260,039

Total current assets	1,934,145	2,246,277	2,061,589
Property and equipment, net	1,253,698	1,229,612	1,400,539
Deferred income taxes	130,689	125,145	97,271
Other assets	498,187	486,655	468,297

Total assets	$3,816,719	$4,087,689	$4,027,696

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 311,536	$ 256,306	$ 305,780
Current portion of long-term debt	150,000	250,000	200,000
Accrued expenses	569,049	579,442	683,343
Income taxes	4,545	152,458	6,875

Total current liabilities	1,035,130	1,238,206	1,195,998
Long-term debt	400,000	400,000	750,000
Other long-term liabilities	180,700	183,398	192,820
Minority interest	101,717	119,008	50,513
Shareholders’ equity:
Common stock	215,817	189,727	189,727
Paid-in capital	64,680	178,374	164,588
Retained earnings	1,947,306	6,109,371	5,840,298

	2,227,803	6,477,472	6,194,613
Less: treasury stock, at average cost	(128,631)	(4,330,395)	(4,356,248)

Total shareholders’ equity	2,099,172	2,147,077	1,838,365

Total liabilities and shareholders’ equity	$3,816,719	$4,087,689	$4,027,696

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999
Operating activities:
Net income	$140,523	$102,933
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	130,819	143,751
Special and nonrecurring items, net	—	7,845
Minority interest, net of dividends paid	15,126	12,128
Changes in assets and liabilities:
Accounts receivable	5,982	4,891
Inventories	(163,894)	(118,734)
Accounts payable and accrued expenses	39,528	23,697
Income taxes	(153,457)	(164,657)
Other assets and liabilities	(30,209)	11,284

Net cash provided by (used for) operating activities	(15,582)	23,138

Investing activities:
Net expenditures related to Easton real estate investment	(9,200)	(13,348)
Capital expenditures	(150,255)	(191,752)
Decrease in restricted cash	—	351,600

Net cash provided by (used for) investing activities	(159,455)	146,500

Financing activities:
Repayment of long-term debt	(100,000)	—
Proceeds from floating rate notes	—	300,000
Repurchase of common stock, including transaction costs	(150,303)	(751,482)
Repurchase of subsidiary common stock	(31,391)	(62,639)
Dividends paid	(63,377)	(66,401)
Stock options and other	24,343	30,889

Net cash used for financing activities	(320,728)	(549,633)

Net decrease in cash and equivalents	(495,765)	(379,995)
Cash and equivalents, beginning of year	817,268	870,317

Cash and equivalents, end of period	$321,503	$490,322

          The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The Limited, Inc. (the “Company”) is principally engaged in the purchase, distribution and sale of women’s and men’s apparel, women’s intimate apparel, and personal care products. The Company operates an integrated distribution system that supports its retail activities. These activities are conducted under various trade names primarily through the retail stores and catalogue businesses of the Company.

The consolidated financial statements include the accounts of the Company and all significant subsidiaries which are more than 50 percent owned and controlled. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of Limited Too (“TOO”), through August 23, 1999, when it was established as an independent company in a spin-off transaction, and Galyan’s Trading Co. (“Galyan’s”) through August 31, 1999, when a third party purchased a majority interest.

The consolidated financial statements also include the results of Intimate Brands, Inc. (“IBI”), an 84%-owned subsidiary. The minority interest in the net equity of IBI was $101.7 million, $119.0 million and $50.5 million at July 29, 2000, January 29, 2000 and July 31, 1999.

Investments in other entities (including joint ventures) where the Company has the ability to significantly influence operating and financial policies, including Galyan’s for periods after August 31,1999, are accounted for on the equity method.

The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a “report” within the meaning of Sections 7 and 11 of that Act.

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (February 4, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company’s results of operations or its financial position.

2.	Shareholders’ Equity and Earnings Per Share

On May 2, 2000, the Company declared a two-for-one stock split (“stock split”) in the form of a stock dividend distributed on May 30, 2000 to shareholders of record on May 12, 2000. Shareholders’ equity reflects the reclassification of an amount equal to the par value of the increase in issued common shares ($107.9 million) from paid-in capital to common stock. All share and per share data throughout this report has been restated to reflect the stock split.

In conjunction with the stock split, the Company retired 163.7 million treasury shares, representing $4.3 billion at cost. A non-cash charge was made against retained earnings for the excess cost of treasury stock over its par value.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999	July 29, 2000	July 31, 1999
Basic shares	428,616	442,058	429,550	448,762
Dilutive effect of stock options and restricted shares	17,613	18,394	16,218	17,012

Diluted shares	446,229	460,452	445,768	465,774

The computation of earnings per diluted share excludes options to purchase 0.1 million and 0.2 million shares of common stock at quarter-end 2000 and 1999, because the options’ exercise price was greater than the average market price of the common shares during the period.

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

4.	Property and Equipment, Net

Property and equipment, net, consisted of (thousands):

	July 29, 2000	January 29, 2000	July 31, 1999
Property and equipment, at cost	$2,983,484	$2,944,827	$3,116,234
Accumulated depreciation and amortization	(1,729,786)	(1,715,215)	(1,715,695)

Property and equipment, net	$1,253,698	$1,229,612	$1,400,539

5.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended July 29, 2000 and July 31, 1999 approximated $264.5 million and $252.9 million. Income taxes payable included net current deferred tax assets of $40.1 million and $38.5 million at July 29, 2000 and January 29, 2000.

The Internal Revenue Service (IRS) has assessed the Company for additional taxes for the years 1992 to 1996 relating to the undistributed earnings of foreign affiliates for which the Company has provided deferred taxes. On September 7, 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, the Company made a $112 million payment of taxes and interest in the third quarter of 1999 for the years 1992 to 1998 that reduced deferred tax liabilities. Management believes the ultimate resolution of this matter will not have a material adverse effect on the Company’s results of operations or financial condition.

6.	Long-Term Debt

Unsecured long-term debt consisted of (thousands):

	July 29, 2000	January 29, 2000	July 31, 1999
7 1 /2 % Debentures due March 2023	$250,000	$250,000	$250,000
7 4 /5 % Notes due May 2002	150,000	150,000	150,000
9 1 /8 % Notes due February 2001	150,000	150,000	150,000
8 7 /8 % Notes paid August 1999	—	—	100,000
Floating rate notes	—	100,000	300,000

	550,000	650,000	950,000
Less: current portion of long-term debt	150,000	250,000	200,000

	$400,000	$400,000	$750,000

The 7 1 /2 % debentures may be redeemed at the option of the Company, in whole or in part, at any time on or after March 15, 2003, at declining premiums.

The Company maintains a $1 billion unsecured revolving credit agreement (the “Agreement”), established on September 29,1997. Borrowings outstanding under the Agreement, if any, are due September 28, 2002. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on September 29, 2001, subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender’s “Base Rate,” as defined, LIBOR, CD-based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company’s long-term credit ratings, and currently approximate 0.1% of the committed amount per annum.

The Agreement supports the Company’s commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. The Agreement contains covenants relating to the Company’s working capital, debt and net worth. No commercial paper or amounts under the Agreement were outstanding at July 29, 2000.

The Company has a shelf registration statement, under which up to $250 million of debt securities and warrants to purchase debt securities may be issued.

Interest paid during the twenty-six weeks ended July 29, 2000 and July 31, 1999 approximated $28.4 million and $34.0 million.

7.	Segment Information

The Company identifies operating segments based on a business’s operating characteristics. Reportable segments were determined based on similar economic characteristics, the nature of products and services, and the method of distribution. The apparel segment derives its revenues from sales of women’s and men’s apparel. The Intimate Brands segment derives its revenues from sales of women’s intimate and other apparel, and personal care products and accessories. Sales outside the United States were not significant.

The Company and IBI have entered into intercompany agreements for services that include merchandise purchases, capital expenditures, real estate management and leasing, inbound and outbound transportation and corporate services. These agreements specify that identifiable costs be passed through to IBI and that other service-related costs be allocated based upon various methods. Costs are passed through and allocated to the apparel businesses in a similar manner. Management believes that the methods of allocation are reasonable.

As a result of its spin-off, the operating results of TOO were reclassified from the apparel segment to the “Other” category for all periods presented. The operating results of Galyan’s (which were consolidated through August 31, 1999 and accounted for on the equity method thereafter) are also included in the “Other” category.

Segment information as of and for the thirteen and twenty-six weeks ended July 29, 2000 and July 31, 1999 follows (in thousands):

2000	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total

Thirteen weeks:

Net sales	$1,105,172	$1,149,779	$ 8,026	—		$2,262,977
Intersegment sales	153,446	—	—	$(153,446	) (B)	—
Operating income (loss)	(12,828)	170,668	352	—		158,192

Twenty-six weeks:

Net sales	$2,191,597	$2,162,031	$ 17,785	—		$4,371,413
Intersegment sales	297,065	—	—	$(297,065	) (B)	—
Operating income (loss)	(452)	286,939	(3,897)	—		282,590

Total assets	1,147,718	1,354,376	1,590,390	(275,765	) (C)	3,816,719

(A)
Included in the “Other” category are Henri Bendel, TOO (through August 23, 1999), Galyan’s (through August 31, 1999), non-core real estate and corporate, none of which are significant operating segments.

(B)	Represents intersegment sales elimination.

(C)	Represents intersegment receivable/payable elimination.

1999	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total

Thirteen weeks:

Net sales	$1,077,704	$1,017,109	$ 173,008	—		$2,267,821
Intersegment sales	150,391	—	—	$(150,391	) (B)	—
Operating income (loss)	(11,362)	155,938	(4,300)	(13,075	) (D)	127,201

Twenty-six weeks:

Net sales	$2,140,932	$1,894,930	$ 336,757	—		$4,372,619
Intersegment sales	266,325	—	—	$(266,325	) (B)	—
Operating income (loss)	(10,064)	250,632	(9,962)	(13,075	) (D)	217,531

Total assets	1,166,081	1,166,083	1,871,898	(176,366	) (C)	4,027,696

(A)—(C)	See description under table on previous page.

(D)	1999 special and nonrecurring item: a $13.1 million second quarter charge for transactions costs related to the Limited Too spin-off, which relates to the “Other” category.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
The Limited, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of The Limited, Inc. and its subsidiaries (the “Company”) as of July 29, 2000 and July 31, 1999, and the related condensed consolidated statements of income for each of the thirteen and twenty-six week periods ended July 29, 2000 and July 31, 1999 and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 29, 2000 and July 31, 1999. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of January 29, 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated February 22, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
August 17, 2000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the second quarter of 2000 were $2.263 billion compared to $2.268 billion in 1999. Operating income increased 24% to $158.2 million from $127.2 million in 1999. Net income increased 35% to $77.6 million from $57.5 million in 1999, and earnings per share increased to $0.17 from $0.12 in 1999 (adjusted to reflect the two-for-one stock split declared on May 2, 2000). The second quarter of 1999 includes the results of Limited Too (“TOO”) prior to its spin-off effective August 23, 1999 and a $13.1 million special and nonrecurring charge for transaction costs related to the TOO spin-off. See the “Other Data” section that follows for further discussion of these items and their impact on the second quarter of 1999 earnings.

Second quarter business highlights include the following:

•
Intimate Brands, Inc. (“IBI”), led by a strong performance at Victoria’s Secret Stores, reported earnings per share of $0.20, compared to $0.18 in 1999. Operating income increased 9% and net income increased 12%.

•
Victoria’s Secret’s brand results were driven by new product launches, expanded inventory depth in core basics and a successful semi-annual sale. Victoria’s Secret Stores’ sales increased 15% to $555.8 million, driven by a 12% comparable store sales increase. Operating profits grew 30% as a result of the sales increase and the absence of the relocation costs incurred in 1999 associated with the move of Victoria’s Secret’s beauty business to New York City. Victoria’s Secret Catalogue sales increased 4% to $233.0 million, while operating profits declined due to increased markdowns and promotional offers.

•	Bath & Body Works’ sales increased 17% to $354.9 million, driven by the net addition of 177 new stores and a 3% comparable store sales increase.

•
The apparel businesses were led by Express, which generated a comparable store sales increase of 12% and nearly doubled its operating income for the second quarter and the spring season. In total, the apparel businesses had a 4% comparable store sales increase while operating income was essentially flat to last year. The merchandise margin rate decreased during the second quarter’s very promotional retail environment. This decrease was mostly offset by improved buying and occupancy and selling, general and store operating expense leverage.

Net sales for the twenty-six weeks ended July 29, 2000 decreased to $4.371 billion from $4.373 billion in 1999. Operating income increased 30% to $282.6 million from $217.5 million in 1999. Net income increased 37% to $140.5 million from $102.9 million in 1999, and earnings per share increased 41% to $0.31 from $0.22 in 1999. The first half of 1999 includes the results of TOO prior to its spin-off effective August 23, 1999 and a $13.1 million special and nonrecurring charge for transaction costs related to the TOO spin-off. See the “Other Data” section that follows for further discussion of these items and their impact on year-to-date earnings.

Financial Summary

The following summarized financial and statistical data compares the thirteen week and twenty-six week periods ended July 29, 2000 to the comparable 1999 periods:

	Second Quarter					Year — to — Date
	2000	1999		Change		2000	1999		Change

Net Sales (millions):

Express	$ 338	$ 302		12%		$ 685	$ 604		13%
Lerner New York	214	220		(3%	)	434	456		(5%	)
Lane Bryant	238	237		—		458	460		—
Limited Stores	148	166		(11%	)	306	331		(8%	)
Structure	126	139		(9%	)	239	262		(9%	)
Other (principally Mast)	41	14		N/M		69	28		N/M

Total apparel businesses	$1,105	$1,078		3%		$2,191	$2,141		2%

Victoria’s Secret Stores	$ 556	$ 485		15%		$1,055	$ 908		16%
Bath & Body Works	355	303		17%		659	561		17%
Victoria’s Secret Catalogue	233	225		4%		437	419		4%
Other (principally Gryphon)	6	4		N/M		11	7		N/M

Total Intimate Brands	$1,150	$1,017		13%		$2,162	$1,895		14%

Henri Bendel	8	8		—		18	17		6%
Galyan’s (through August 31, 1999)	—	78		N/M		—	138		N/M
TOO (through August 23, 1999)	—	87		N/M		—	182		N/M

Total net sales	$2,263	$2,268		—		$4,371	$4,373		—

Operating Income (millions):

Apparel businesses	$(13)	$(11)		(18%	)	—	$(10)		100%
Intimate Brands	171	156		10%		$ 287	251		14%
Other	—	(5)		100%		(4)	(10)		60%

Sub-total	158	140		13%		283	231		23%
Special and nonrecurring items	—	(13	)(a)	100%		—	(13	)(a)	100%

Total operating income	$ 158	$ 127		24%		$ 283	$ 218		30%

N/M Not meaningful

(a)	1999 special and nonrecurring item: a $13.1 million second quarter charge for transaction costs related to the TOO spin-off, which relates to the “Other” category.

	Second Quarter					Year — to — Date
	2000		1999	Change		2000		1999	Change
Comparable Store Sales:
Express	12%		9%			14%		12%
Lerner New York	1%		7%			(1%	)	15%
Lane Bryant	3%		9%			3%		9%
Limited Stores	0%		10%			4%		7%
Structure	(4%	)	8%			(4%	)	6%

Total apparel businesses	4%		9%			5%		10%

Victoria’s Secret Stores	12%		13%			13%		13%
Bath & Body Works	3%		9%			5%		11%

Total Intimate Brands	9%		12%			10%		12%

Henri Bendel	(4%	)	6%			3%		7%
Galyan’s (through August 31, 1999)	—		9%			—		9%
TOO (through August 23, 1999)	—		8%			—		9%

Total comparable store sales	6%		10%			7%		11%

Store Data:
Retail sales increase (decrease) attributable to net new and remodeled stores:
Apparel businesses	(4%	)	(5% )			(4%	)	(4% )
Intimate Brands	7%		7%			8%		8%

Retail sales per average selling square foot:
Apparel businesses	$ 64		$ 60	8%		$126		$117	8%
Intimate Brands	$ 137		$ 131	4%		$260		$248	5%

Retail sales per average store (thousands):
Apparel businesses	$ 375		$ 349	7%		$739		$684	8%
Intimate Brands	$ 419		$ 401	4%		$794		$759	5%

Average store size at end of quarter (selling square feet):
Apparel businesses	5,829		5,867	(1%	)
Intimate Brands	3,051		3,047	0%

Selling square feet at end of quarter (thousands):
Apparel businesses	16,509		17,735	(7%	)
Intimate Brands	6,727		6,048	11%

Number of Stores:
Beginning of period	4,993		5,358			5,023		5,382
Opened	68		59			108		143
Closed	(23)		(59)			(93)		(167)

End of period	5,038		5,358			5,038		5,358

	Number of Stores			Selling Sq. Ft. (thousands)
	July 29, 2000	July 31, 1999	Change	July 29, 2000	July 31, 1999	Change
Express	677	690	(13)	4,348	4,430	(82)
Lerner New York	585	625	(40)	4,446	4,831	(385)
Lane Bryant	660	699	(39)	3,205	3,398	(193)
Limited Stores	422	491	(69)	2,569	3,022	(453)
Structure	488	518	(30)	1,941	2,054	(113)

Total apparel businesses	2,832	3,023	(191)	16,509	17,735	(1,226)

Victoria’s Secret Stores	902	859	43	4,008	3,810	198
Bath & Body Works	1,303	1,126	177	2,719	2,238	481

Total Intimate Brands	2,205	1,985	220	6,727	6,048	679

Henri Bendel	1	1	—	35	35	—
Galyan’s	—	17	(17)	—	1,196	(1,196)
TOO	—	332	(332)	—	1,054	(1,054)

Total stores and selling sq. ft.	5,038	5,358	(320)	23,271	26,068	(2,797)

Net Sales

Net sales for the second quarter of 2000 were $2.263 billion compared to $2.268 billion for the same period in 1999. A 6% comparable store sales increase and the net addition of 220 new stores at IBI were more than offset by: 1) the loss of TOO sales following the August 23, 1999 spin-off; 2) the exclusion of Galyan’s sales following the third party purchase of a 60% majority interest effective August 31, 1999; and 3) store closings in the apparel segment.

At IBI, net sales for the second quarter of 2000 increased 13% to $1.150 billion from $1.017 billion in 1999. The net sales increase was due to a 9% increase in comparable store sales and the net addition of 220 new stores.

At the apparel businesses, net sales for the second quarter of 2000 increased 3% to $1.105 billion from $1.078 billion in 1999. A 4% increase in comparable store sales offset a net reduction of 191 stores. Express led the apparel businesses with a 12% increase in comparable store sales. Additionally, Mast sales increased because sales to TOO are not eliminated in consolidation subsequent to its August 23, 1999 spin-off.

The 2000 year-to-date net sales were $4.371 billion compared to $4.373 billion in 1999. A 7% comparable store sales increase was more than offset by the loss of TOO sales following the spin-off, the exclusion of Galyan’s sales following the third party purchase of a 60% majority interest and store closings in the apparel segment.

Gross Income

The second quarter of 2000 gross income rate (expressed as a percentage of sales) increased to 32.9% from 32.1% for the same period in 1999. At the apparel businesses, the gross income rate decreased slightly as a lower merchandise margin rate was partially offset by improved buying and occupancy expense rate leverage. The decrease in the apparel merchandise margin rate, particularly at Lerner, Lane Bryant and Structure, was primarily due to higher markdowns taken to sell through summer merchandise. At IBI, the gross income rate improvement was primarily due to positive buying and occupancy expense leverage, driven by a 12% increase in comparable store sales at Victoria’s Secret Stores. The buying and occupancy expense leverage was partially offset by a decline in the merchandise margin rate, primarily due to increased markdowns and promotional offers at Victoria’s Secret Catalogue.

The 2000 year-to-date gross income rate increased to 32.9% from 31.6% in 1999. The gross income rate increase was principally due to a decrease in the buying and occupancy expense rate as a result of sales leverage at IBI and the benefit from store closings at the apparel businesses.

General, Administrative and Store Operating Expenses

The second quarter of 2000 general, administrative and store operating expense rate (expressed as a percentage of sales) of 25.9% was flat to last year. The improved expense leverage at the apparel businesses, primarily at Express and Lerner, was offset by a rate increase at IBI which was principally driven by investments in product development and store selling at Bath & Body Works.

The 2000 year-to-date general, administrative and store operating expense rate increased to 26.5% from 26.3% in 1999. The rate increase was primarily due to investments in product development and store selling at Bath & Body Works, as well as the inability of the apparel businesses to achieve expense leverage on sales growth of 2%.

Operating Income

The second quarter of 2000 operating income rate (expressed as a percentage of sales) increased to 7.0% compared to 5.6% in 1999. Excluding the special and nonrecurring item in 1999 (see the “Other Data” section), the second quarter operating income rate increased to 7.0% in 2000 from 6.2% in 1999, primarily driven by gross income improvement.

The 2000 year-to-date operating income rate increased to 6.5% from 5.0% in 1999. Excluding the special and nonrecurring item in 1999, the operating income rate increased to 6.5% in 2000 from 5.3% in 1999. The rate improvement was driven by the gross income rate increase of 1.3% which more than offset the general, administrative and store operating expense rate increase.

Interest Expense

	Second Quarter		Year–to–Date
	2000	1999	2000	1999
Average borrowings (millions)	$667	$1,025	$664	$914
Average effective interest rate	7.60%	7.87%	8.03%	8.08%

Interest expense for the second quarter of 2000 decreased to $12.7 million from $20.2 million for the same period in 1999. Year-to-date interest expense decreased to $26.7 million from $36.9 million in 2000. The decreases were primarily the result of decreased borrowing levels.

Other Income

Other income for the second quarter of 2000 decreased to $9.9 million from $12.5 million for the same period in 1999. Year-to-date other income decreased to $22.4 million from $27.8 million in 1999. The decreases were due to lower average invested cash balances. Average invested cash balances were reduced by the repurchase of $150.3 million of common stock in 2000 and by the portion of the $753 million self-tender in 1999, which exceeded the funding provided by the $352 million of (formerly) restricted cash. These impacts were partially offset by $182 million in net proceeds from the sale of a 60% interest in Galyan’s, and the $50 million dividend from TOO prior to its spin-off in 1999.

Other Data

The following adjusted income information for 1999 gives effect to the spin-off of TOO on August 23, 1999 as if it had occurred on February 1, 1999, and the $13.1 million special and non-recurring charge for transaction costs related to the TOO spin-off.

Management believes the presentation below provides a reasonable basis on which to present the adjusted income information. Although the adjusted income information should not be construed as an alternative to the reported results determined in accordance with generally accepted accounting principles, it is provided to assist in investors’ understanding of the Company’s results of operations.

Adjusted Income Information (Thousands, except per share amounts):

	Thirteen Weeks Ended
	July 29, 2000	July 31, 1999
	As Reported	As Reported	Adjustments	As Adjusted
Net Sales	$2,262,977	$2,267,821	($86,864)	$2,180,957

Gross income	744,077	727,647	(28,606)	699,041

General, administrative and store operating expenses	(585,885)	(587,371)	26,902	(560,469)
Special and nonrecurring items	—	(13,075)	13,075	—

Operating income	158,192	127,201	11,371	138,572
Interest expense	(12,671)	(20,159)		(20,159)
Other income, net	9,947	12,509		12,509
Minority interest	(15,895)	(14,069)		(14,069)

Income before income taxes	139,573	105,482	11,371	116,853
Provision for income taxes	62,000	48,000	4,300	52,300

Net income	$ 77,573	$ 57,482	$ 7,071	$ 64,553

Earnings per share	$ 0.17	$ 0.12		$ 0.14

Weighted average shares outstanding	446,229	460,452		460,452

Reflecting the TOO spin-off as if it had occurred at the beginning of 1999, net sales for the second quarter of 2000 increased 4% to $2.263 billion from $2.181 billion for the same period in 1999. Excluding the $13.1 million special and nonrecurring charge for transaction costs related to the TOO spin-off in 1999, net income for the second quarter of 2000 increased 20% to $77.6 million from $64.6 million in 1999 and earnings per share increased 21% to $0.17 from $0.14.

	Twenty-six Weeks Ended
	July 29, 2000	July 31, 1999
	As Reported	As Reported	Adjustments	As Adjusted
Net Sales	$4,371,413	$4,372,619	($181,912)	$4,190,707

Gross income	1,439,604	1,381,015	(60,330)	1,320,685

General, administrative and store operating expenses	(1,157,014)	(1,150,409)	57,314	(1,093,095)
Special and nonrecurring items	—	(13,075)	13,075	—

Operating income	282,590	217,531	10,059	227,590
Interest expense	(26,679)	(36,949)		(36,949)
Other income, net	22,368	27,840		27,840
Minority interest	(26,756)	(22,489)		(22,489)

Income before income taxes	251,523	185,933	10,059	195,992
Provision for income taxes	111,000	83,000	3,800	86,800

Net income	$ 140,523	$ 102,933	$ 6,259	$ 109,192

Earnings per share	$ 0.31	$ 0.22		$ 0.23

Weighted average shares outstanding	445,768	465,774		465,774

Reflecting the TOO spin-off as if it had occurred at the beginning of 1999, net sales for the twenty-six weeks ended July 29, 2000 increased 4% to $4.371 billion from $4.191 billion for the same period in 1999. Excluding the $13.1 million special and nonrecurring charge for transaction costs related to the TOO spin-off in 1999, net income for the twenty-six weeks ended July 29, 2000 increased 29% to $140.5 million from $109.2 million in 1999 and earnings per share increased 35% to $0.31 from $0.23.

FINANCIAL CONDITION

The Company’s consolidated balance sheet as of July 29, 2000 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company’s capital structure continue to provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (thousands):

	July 29, 2000	January 29, 2000	July 31, 1999
Working capital	$ 899,015	$ 1,008,071	$ 865,591

Capitalization:
Long-term debt	$ 400,000	$ 400,000	$ 750,000
Shareholders’ equity	2,099,172	2,147,077	1,838,365

Total capitalization	$ 2,499,172	$ 2,547,077	$ 2,588,365

Additional amounts available under long-term credit agreements	$ 1,000,000	$ 1,000,000	$ 1,000,000

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $15.6 million for the twenty-six weeks ended July 29, 2000 versus $23.1 million provided from operating activities last year. Significant uses of cash in both years relate to the growth of inventories for the fall selling seasons and the timing of tax payments related to the fourth quarter of the prior year.

Investing activities included capital expenditures, which were primarily for new and remodeled stores, and in 1999, the rescission of the Contingent Stock Redemption Agreement.

Financing activities in 2000 primarily included the $100 million repayment of the Series C floating rate notes and the quarterly dividend payments of $0.075 per share. In addition, the Company repurchased 6.3 million shares of common stock for $150.3 million. Also, in 2000, IBI repurchased 1.4 million shares from its public shareholders for $31.4 million and 7.4 million shares from The Limited, Inc. for $166.5 million, which had no net cash flow impact to The Limited, Inc.

Financing activities in 1999 included proceeds of $300 million from floating rate notes issued in May 1999. Additionally, the rescission of the Contingent Stock Redemption Agreement made $351.6 million in restricted cash available for general corporate purposes. This cash and other available funds were used to repurchase shares under a self-tender, which was funded June 14, 1999. A total of 15 million shares of the Company’s common stock were repurchased at $50 per share, resulting in a cash outflow of $750 million. Cash used for financing activities in 1999 also reflected the IBI stock repurchase initiated during January 1999. During 1999, IBI repurchased 3.0 million shares from its public shareholders for $62.6 million. Additionally, IBI repurchased 16.4 million shares from The Limited, Inc. for $341.8 million, which had no net cash flow impact to The Limited, Inc.

In addition, non-cash financing activities include a two-for-one stock split in the form of a stock dividend distributed on May 30, 2000 to shareholders of record on May 12, 2000. Shareholders’ equity reflects the reclassification of an amount equal to the par value of the increase in issued common shares ($107.9 million) from paid-in capital to common stock. Also, in conjunction with the stock split, the Company retired 163.7 million treasury shares, representing $4.3 billion at cost. A non-cash charge was made against retained earnings for the excess cost of treasury stock over its par value.

Capital Expenditures

Capital expenditures totaled $150.3 million for the twenty-six weeks ended July 29, 2000, compared to $191.8 million for the same period in 1999. The Company anticipates spending $425 to $450 million for capital expenditures in 2000, of which $325 to $350 million will be for new stores and for remodeling of and improvements to existing stores.

The Company expects that 2000 capital expenditures will be funded primarily by net cash provided by operating activities.

Adoption of New Accounting Standards

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (February 4, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company’s results of operations or its financial position.

Safe Harbor Statement Under The Private Securities Litigation Act Of 1995
The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Form 10-Q or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2000 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Form 10-Q or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions, the impact of competition and pricing, changes in weather patterns, political stability, currency and exchange risks and changes in existing or potential duties, tariffs or quotas, availability of suitable store locations at appropriate terms, ability to develop new merchandise and ability to hire and train associates.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On January 13, 1999, two complaints were filed against the Company and its subsidiary, Lane Bryant, Inc., as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. On June 23, 2000, the United States District Court for the District of Hawaii transferred the case to the United States District Court for the District of the Northern Mariana Islands, and on July 7, 2000 denied plaintiffs’ motion for reconsideration of the transfer order. Plaintiffs have filed a Petition for a Writ of Mandamus challenging the transfer order and Motion for Emergency Stay in the U.S. 9th Circuit Court of Appeals, both of which are pending. A first amended complaint was filed on April 28, 2000, which adds additional defendants but does not otherwise substantively alter either the claims alleged or relief sought. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s board of directors and the Company, as nominal defendant. The actions thereafter were consolidated. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the “Contingent Stock Redemption Agreement”) constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a “wasteful transaction in its own right.” On July 30, 1999, all defendants moved to dismiss the complaint, both on the ground that it failed to allege facts showing that demand on the board to institute such an action would be futile and for failure to state a claim. Plaintiffs did not respond to that motion, but on February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the “amended complaint”), which makes allegations similar to the first complaint concerning the rescission of the Contingent Stock Redemption Agreement and the 1999 issuer tender offer and adds allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000. Briefing on the motion is on-going.

Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

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

Date: September 8, 2000

*  Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.