Form 10-Q
period 2000-10-28
LIMITED INC
filed 2000-12-11
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2000
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 24, 2000
425,703,144 Shares

THE LIMITED, INC.

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Net sales	$ 2,169,192	$ 2,064,105	$ 6,540,605	$ 6,436,724

Costs of goods sold and buying and occupancy costs	(1,429,117)	(1,393,856)	(4,356,126)	(4,385,460)

Gross income	740,075	670,249	2,184,479	2,051,264

General, administrative and store operating expenses	(637,957)	(576,055)	(1,799,771)	(1,726,464)
Special and nonrecurring items, net	—	—	—	(13,075)

Operating income	102,118	94,194	384,708	311,725
Interest expense	(14,826)	(20,412)	(41,505)	(57,361)
Other income	6,850	9,655	29,218	37,495
Minority interest	(6,911)	(6,077)	(33,667)	(28,566)
Gain on sale of subsidiary stock	—	11,002	—	11,002

Income before income taxes	87,231	88,362	338,754	274,295
Provision for income taxes	38,000	47,000	149,000	130,000

Net income	$ 49,231	$ 41,362	$ 189,754	$ 144,295

Net income per share:
Basic	$ 0.12	$ 0.10	$ 0.44	$ 0.33

Diluted	$ 0.11	$ 0.09	$ 0.42	$ 0.31

Dividends per share	$ 0.075	$ 0.075	$ 0.225	$ 0.225

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	October 28, 2000 (Unaudited)	January 29, 2000	October 30, 1999 (Unaudited)
ASSETS
Current assets:
Cash and equivalents	$6,174	$817,268	$173,303
Accounts receivable	122,359	108,794	129,670
Inventories	1,581,682	1,050,913	1,420,899
Other	341,589	269,302	278,462

Total current assets	2,051,804	2,246,277	2,002,334
Property and equipment, net	1,352,563	1,229,612	1,254,875
Deferred income taxes	95,572	125,145	172,241
Other assets	509,092	486,655	474,383

Total assets	$4,009,031	$4,087,689	$3,903,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$411,359	$256,306	$391,248
Commercial paper	124,080	—	—
Current portion of long-term debt	150,000	250,000	200,000
Accrued expenses	561,412	579,442	601,009
Income taxes	—	152,458	—

Total current liabilities	1,246,851	1,238,206	1,192,257
Long-term debt	400,000	400,000	650,000
Other long-term liabilities	172,820	183,398	182,072
Minority interest	101,558	119,008	47,923
Shareholders’ equity:
Common stock	215,817	189,727	189,727
Paid-in capital	75,166	178,374	162,574
Retained earnings	1,963,890	6,109,371	5,825,089

	2,254,873	6,477,472	6,177,390
Less: treasury stock, at average cost	(167,071)	(4,330,395)	(4,345,809)

Total shareholders’ equity	2,087,802	2,147,077	1,831,581

Total liabilities and shareholders’ equity	$4,009,031	$4,087,689	$3,903,833

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 28, 2000	October 30, 1999
Operating activities:
Net income	$189,754	$144,295
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	194,926	208,348
Special and nonrecurring items, net	—	7,845
Minority interest, net of dividends paid	16,717	12,338
Loss on sale of subsidiary stock, net of income taxes	—	2,198
Changes in assets and liabilities:
Accounts receivable	(13,565)	(57,651)
Inventories	(530,769)	(424,256)
Accounts payable and accrued expenses	129,755	100,004
Income taxes	(140,256)	(284,241)
Other assets and liabilities	(48,281)	(8,684)

Net cash used for operating activities	(201,719)	(299,804)

Investing activities:
Net expenditures related to Easton real estate investment	(20,149)	(15,888)
Proceeds from sale of partial interest in subsidiary	—	170,200
Capital expenditures	(318,968)	(288,993)
Decrease in restricted cash	—	351,600

Net cash provided by (used for) investing activities	(339,117)	216,919

Financing activities:
Net proceeds from commercial paper borrowing	124,080	—
Repayment of long-term debt	(100,000)	(100,000)
Proceeds from floating rate notes	—	300,000
Repurchase of common stock, including transaction costs	(199,985)	(751,482)
Repurchase of Intimate Brands, Inc. common stock	(31,391)	(62,639)
Dividends paid	(95,421)	(98,268)
Settlement of Limited Too intercompany account	—	12,000
Dividend received from Limited Too	—	50,000
Stock options and other	32,459	36,260

Net cash used for financing activities	(270,258)	(614,129)

Net decrease in cash and equivalents	(811,094)	(697,014)
Cash and equivalents, beginning of year	817,268	870,317

Cash and equivalents, end of period	$6,174	$173,303

The accompanying Notes are an integral part of these Consolidated Financial Statements.

  ;
THE LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The Limited, Inc. (the “Company”) is principally engaged in the purchase, distribution and sale of women’s and men’s apparel, women’s intimate apparel, and personal care products. The Company operates an integrated distribution system that supports its retail activities. These activities are conducted under various trade names through the retail stores and direct response (catalogue and e-commerce) businesses of the Company.

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

The consolidated financial statements also include the results of Intimate Brands, Inc. (“IBI”), an 84%-owned subsidiary. The minority interest in the net equity of IBI was $101.6 million, $119.0 million and $47.9 million at October 28, 2000, January 29, 2000 and October 30, 1999.

Investments in other entities (including joint ventures) where the Company has the ability to significantly influence operating and financial policies, including Galyan’s for periods after August 31,1999, are accounted for on the equity method.

The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 1999 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary to present fairly the financial position and results of operations and cash flows for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a “report” within the meaning of Sections 7 and 11 of that Act.

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

In conjunction with the stock split, the Company retired 163.7 million treasury shares with a cost of $4.3 billion. A non-cash charge was made against retained earnings for the excess cost of treasury stock over its par value.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2000	October 30, 1999	October 28, 2000	October 30, 1999
Basic shares	425,578	429,422	428,226	442,315
Dilutive effect of stock options and restricted shares	15,791	16,346	16,075	16,790

Diluted shares	441,369	445,768	444,301	459,105

The computation of earnings per diluted share excludes options to purchase 0.6 million and 1.0 million shares of common stock at quarter-end 2000 and 1999, because the options’ exercise price was greater than the average market price of the common shares during the period.

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

4.	Property and Equipment, Net

Property and equipment, net, consisted of (thousands):

	October 28, 2000	January 29, 2000	October 30, 1999
Property and equipment, at cost	$3,101,283	$2,944,827	$2,943,637
Accumulated depreciation and amortization	(1,748,720)	(1,715,215)	(1,688,762)

Property and equipment, net	$1,352,563	$1,229,612	$1,254,875

5.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended October 28, 2000 and October 30, 1999 approximated $268.0 million and $398.0 million. Income tax assets of $17.4 million (net of a $7.2 million income tax payable) and $16.3 million (net of a $24.6 million deferred tax liability) were included in other current assets at October 28, 2000 and October 30, 1999. Income taxes payable at January 29, 2000 included net current deferred tax assets of $38.5 million.

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

6.	Long-Term Debt

Unsecured long-term debt consisted of (thousands):

	October 28, 2000	January 29, 2000	October 30, 1999
7 1 /2% Debentures due March 2023	$250,000	$250,000	$250,000
7 4 /5% Notes due May 2002	150,000	150,000	150,000
9 1 /8% Notes due February 2001	150,000	150,000	150,000
Floating rate notes	—	100,000	300,000

	550,000	650,000	850,000
Less: current portion of long-term debt	150,000	250,000	200,000

	$400,000	$400,000	$650,000

The 7 1 /2% debentures may be redeemed at the option of the Company, in whole or in part, at any time on or after March 15, 2003, at declining premiums.

The Company maintains a $1 billion unsecured revolving credit agreement (the “Agreement”), established on September 29, 1997. Borrowings outstanding under the Agreement, if any, are due September 28, 2002. However, the revolving term of the Agreement may be extended an additional two years upon notification by the Company on September 29, 2001, subject to the approval of the lending banks. The Agreement has several borrowing options, including interest rates which are based on either the lender’s “Base Rate,” as defined, LIBOR, CD-based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company’s long-term credit ratings, and currently approximate 0.1% of the committed amount per annum.

The Agreement supports the Company’s commercial paper program which is used from time to time to fund working capital and other general corporate requirements. Commercial paper outstanding at October 28, 2000 was $124.1 million. No commercial paper was outstanding at January 29, 2000 or October 30, 1999. The Agreement contains covenants relating to the Company’s working capital, debt and net worth.

The Company has a shelf registration statement, under which up to $250 million of debt securities and warrants to purchase debt securities may be issued.

Interest paid during the thirty-nine weeks ended October 28, 2000 and October 30, 1999 approximated $48.8 million and $64.1 million.

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

As a result of its spin-off, the operating results of TOO are included in the “Other” category for all periods presented. The operating results of Galyan’s (which were consolidated through August 31, 1999 and accounted for on the equity method thereafter) are also included in the “Other” category.

Segment information as of and for the thirteen and thirty-nine weeks ended October 28, 2000 and October 30, 1999 follows (in thousands):

2000	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total

Thirteen Weeks:

Net sales	$1,233,387	$925,108	$10,697	—		$2,169,192
Intersegment sales	169,926	—	—	($169,926	)(B)	—
Operating income (loss)	22,740	80,119	(741)	—		102,118

Thirty-nine Weeks:

Net sales	$3,424,984	$3,087,139	$28,482	—		$6,540,605
Intersegment sales	446,991	—	—	($446,991	)(B)	—
Operating income (loss)	22,288	367,058	(4,638)	—		384,708

Total assets	1,305,229	1,684,764	1,599,317	(580,279	)(C)	4,009,031

1999	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total

Thirteen Weeks:

Net sales	$1,170,214	$814,158	$79,733	—		$2,064,105
Intersegment sales	145,945	—	—	($145,945	)(B)	—
Operating income (loss)	22,540	72,058	(404)	—		94,194

Thirty-nine Weeks:

Net sales	$3,311,146	$2,709,088	$416,490	—		$6,436,724
Intersegment sales	412,270	—	—	($412,270	)(B)	—
Operating income (loss)	12,476	322,690	(10,366)	(13,075	)(D)	311,725

Total assets	1,223,470	1,456,851	1,779,739	(556,227	)(C)	3,903,833

(A)
Included in the “Other” category are Henri Bendel, TOO (through August 23, 1999), Galyan’s (through August 31, 1999), non-core real estate and corporate, including equity investments. None of the businesses included in “Other” are significant operating segments.

(B)	Represents intersegment sales elimination.

(C)	Represents intersegment receivable/payable elimination.

(D)	The 1999 special and nonrecurring item represents a $13.1 million second quarter charge for transaction costs related to the TOO spin-off, which relates to the “Other” category.

8.	Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“ SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was subsequently amended and clarified by SFAS No. 138. SFAS No. 133, as amended, is effective for the Company’s 2001 fiscal year. It requires that derivative instruments be recorded at fair value and that changes in their fair value be recognized in current earnings unless specific hedging criteria are met. With respect to SFAS No. 133, the Company has been educating Company personnel, identifying and documenting the Company’s use of derivative instruments, including embedded derivatives, and addressing other related issues. Due to the Company’s limited use of derivatives, management does not believe that the adoption of SFAS No. 133 will have a significant effect on the Company’s results of operations or its financial position.

Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” will be effective in the fourth quarter of 2000 and addresses the classification of shipping and handling fees and costs.

EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” will be effective in the second quarter of 2001 and addresses the accounting for, and classification of, various sales incentives.

The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (“SAB”) No. 101, “ Revenue Recognition in Financial Statements,” which will be effective in the fourth quarter of 2000. SAB No. 101 provides the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.

The Company has determined that adopting the provisions of the above EITF Issues and SAB No. 101 will not have a material impact on its consolidated financial statements.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
The Limited, Inc.

We have reviewed the accompanying condensed consolidated balance sheets of The Limited, Inc. and its subsidiaries (the “Company”) as of October 28, 2000 and October 30, 1999, and the related condensed consolidated statements of income for each of the thirteen and thirty-nine week periods ended October 28, 2000 and October 30, 1999 and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2000 and October 30, 1999. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of January 29, 2000, and the related consolidated statements of income and shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 22, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2000, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Columbus, Ohio
November 16, 2000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the third quarter of 2000 were $2.169 billion, an increase of 5% compared to $2.064 billion in 1999. Operating income increased 8% to $102.1 million from $94.2 million in 1999. Net income increased 19% to $49.2 million from $41.4 million in 1999, and earnings per share increased to $0.11 from $0.09 in 1999 (adjusted to reflect the two-for-one stock split declared on May 2, 2000).

Third quarter business highlights include the following:

•	Intimate Brands, Inc. (“IBI”) reported earnings per share of $0.09, an increase of 13% from $0.08 in 1999. Operating income increased 11% and net income increased 12%.

•
Victoria’s Secret Stores’ sales increased 10% to $465.2 million, driven by an 8% comparable store sales increase. Operating income grew 9%. Victoria’s Secret Direct sales increased 7% to $132.6 million while operating income increased to $2.7 million in 2000 from nearly breakeven in 1999. Victoria’s Secret’s brand results were driven by demand for the Body by Victoria seamless lingerie collection, new product introductions and the Dream Angels fine fragrance line.

•
Bath & Body Works’ sales increased 22% to $317.0 million, driven by the net addition of 244 new stores and a 5% comparable store sales increase. The business launched entries into the performance hair and face care category for the first time in September with strong results. These product initiatives and new store additions helped produce a 27% gain in Bath & Body Works’ operating income.

•
The apparel businesses were led by Express, which generated a comparable store sales increase of 18% and nearly doubled its operating income for the third quarter and the thirty-nine weeks ended October 28, 2000. In total, the apparel businesses had a 9% comparable store sales increase while operating income was essentially flat to last year. An improved gross margin rate was offset by investments in general, administrative and store operating expenses.

Net sales for the thirty-nine weeks ended October 28, 2000 increased to $6.541 billion from $6.437 billion in 1999. Operating income increased 23% to $384.7 million from $311.7 million in 1999. Net income increased 32% to $189.8 million from $144.3 million in 1999, and earnings per share increased 35% to $0.42 from $0.31 in 1999. The thirty-nine weeks ended October 30, 1999 included the results of TOO prior to its spin-off effective August 23, 1999, a $13.1 million second quarter charge for transaction costs related to the TOO spin-off, and an $11 million third quarter pretax gain on the third party purchase of a 60% majority interest in Galyan’s Trading Co. See the “Other Data” section that follows for further discussion of these items and their impact on 1999 earnings.

Financial Summary

The following summarized financial and statistical data compares the thirteen week and thirty-nine week periods ended October 28, 2000 to the comparable 1999 periods:

	Third Quarter			Year – to – Date
	2000	1999	Change	2000	1999		Change

Net Sales (millions):

Express	$428	$361	19%	$1,113	$965		15%
Lerner New York	239	233	3%	673	689		(2%)
Lane Bryant	219	213	3%	677	673		1%
Limited Stores	165	177	(7%)	471	508		(7%)
Structure	144	147	(2%)	383	409		(6%)
Other (principally Mast)	38	39	N/M	108	67		N/M

Total apparel businesses	$1,233	$1,170	5%	$3,425	$3,311		3%

Victoria’s Secret Stores	$465	$423	10%	$1,520	$1,331		14%
Bath & Body Works	317	260	22%	976	820		19%
Victoria’s Secret Direct	133	124	7%	570	543		5%
Other (principally Gryphon)	10	7	N/M	21	15		N/M

Total Intimate Brands	$925	$814	14%	$3,087	$2,709		14%

Henri Bendel	11	11	—	29	29		—
Galyan’s (through August 31, 1999)	—	27	N/M	—	165		N/M
TOO (through August 23, 1999)	—	42	N/M	—	223		N/M

Total net sales	$2,169	$2,064	5%	$6,541	$6,437		2%

Operating Income (millions):

Apparel businesses	$23	$23	—	$22	$12		83%
Intimate Brands	80	72	11%	367	323		14%
Other	(1)	(1)	—	(4)	(10)		60%

Sub-total	102	94	8%	385	325		18%
Special and nonrecurring items	—	—	—	—	(13	)(a)	N/M

Total operating income	$102	$94	8%	$385	$312		23%

N/M Not meaningful

(a)	1999 special and nonrecurring item: a $13.1 million second quarter charge for transaction costs related to the TOO spin-off, which relates to the “Other” category.
	Third Quarter			Year–to–Date
	2000	1999	Change	2000	1999	Change
Comparable Store Sales:
Express	18%	3%		16%	9%
Lerner New York	7%	11%		2%	13%
Lane Bryant	5%	7%		4%	8%
Limited Stores	4%	9%		4%	8%
Structure	2%	8%		(2%)	7%
Total apparel businesses	9%	7%		6%	9%

Victoria’s Secret Stores	8%	16%		11%	14%
Bath & Body Works	5%	10%		5%	11%

Total Intimate Brands	6%	13%		9%	13%

Henri Bendel	(5%)	13%		0%	9%
Galyan’s (through August 31, 1999)	—	N/M		—	9%
TOO (through August 23, 1999)	—	N/M		—	9%

Total comparable store sales	8%	9%		7%	10%

Store Data:
Retail sales increase (decrease) attributable to net new and remodeled stores:
Apparel businesses	(3%)	(4%)		(4%)	(4%)
Intimate Brands	9%	7%		7%	8%

Retail sales per average selling square foot:
Apparel businesses	$ 73	$ 64	14%	$ 198	$ 180	10%
Intimate Brands	$ 113	$ 111	2%	$ 369	$ 357	3%

Retail sales per average store (thousands):
Apparel businesses	$ 423	$ 371	13%	$1,158	$1,051	10%
Intimate Brands	$ 344	$ 338	2%	$1,123	$1,091	3%

Average store size at end of quarter (selling square feet):
Apparel businesses	5,809	5,831	(1%)
Intimate Brands	3,026	3,052	(1%)

Selling square feet at end of quarter (thousands):
Apparel businesses	16,371	17,626	(7%)
Intimate Brands	7,072	6,264	13%

Number of Stores:
Beginning of period	5,038	5,358		5,023	5,382
Opened	146	81		254	224
Disposal of Galyan’s & TOO (a)	—	(353)		—	(353)
Closed	(28)	(25)		(121)	(192)

End of period	5,156	5,061		5,156	5,061

(a)
Limited Too was spun-off on August 23, 1999, and a third party purchased a 60% majority interest in Galyan’s effective August 31, 1999. Results up to these dates are included in the consolidated financial statements.

N/M Not meaningful

	Number of Stores			Selling Sq. Ft. (thousands)
	October 28, 2000	October 30, 1999	Change	October 28, 2000	October 30, 1999	Change
Express	677	690	(13)	4,342	4,440	(98)
Lerner New York	579	624	(45)	4,349	4,798	(449)
Lane Bryant	663	695	(32)	3,216	3,377	(161)
Limited Stores	418	487	(69)	2,547	2,989	(442)
Structure	481	511	(30)	1,917	2,022	(105)

Total apparel businesses	2,818	3,007	(189)	16,371	17,626	(1,255)

Victoria’s Secret Stores	927	887	40	4,094	3,924	170
Bath & Body Works	1,410	1,166	244	2,978	2,340	638

Total Intimate Brands	2,337	2,053	284	7,072	6,264	808

Henri Bendel	1	1	—	35	35	—

Total stores and selling sq. ft.	5,156	5,061	95	23,478	23,925	(447)

Net Sales

Net sales for the third quarter of 2000 were $2.169 billion compared to $2.064 billion for the same period in 1999. An 8% comparable store sales increase and the net addition of 284 new stores at IBI more than offset: 1) the loss of TOO sales following the August 23, 1999 spin-off; 2) the exclusion of Galyan’s sales following the third party purchase of a 60% majority interest effective August 31, 1999; and 3) store closings in the apparel segment.

At IBI, net sales for the third quarter of 2000 increased 14% to $925.1 million from $814.2 million in 1999. The net sales increase was due to the net addition of 284 new stores and a 6% increase in comparable store sales.

At the apparel businesses, net sales for the third quarter of 2000 increased 5% to $1.233 billion from $1.170 billion in 1999. A 9% increase in comparable store sales offset a net reduction of 189 stores. Express led the apparel businesses with an 18% increase in comparable store sales.

The 2000 year-to-date net sales were $6.541 billion compared to $6.437 billion in 1999. A 7% comparable store sales increase and the net addition of 284 stores at IBI more than offset the loss of TOO sales following the spin-off, the exclusion of Galyan’s sales following the third party purchase of a 60% majority interest and store closings in the apparel segment.

Gross Income

The third quarter of 2000 gross income rate (expressed as a percentage of sales) increased to 34.1% from 32.5% for the same period in 1999. At the apparel businesses, the gross income rate increased as a result of improved merchandise margins at Express and buying and occupancy expense rate leverage from the closing of less productive stores at the other apparel businesses. At IBI, the positive buying and occupancy expense leverage, driven by an 8% increase in comparable store sales at Victoria’s Secret Stores and leverage of catalogue expenses at Victoria’s Secret Direct, was offset by a decline in the merchandise margin rate, primarily due to promotional offers at Victoria’s Secret Stores and Victoria’s Secret Direct.

The 2000 year-to-date gross income rate increased to 33.4% from 31.9% in 1999. The gross income rate increase was principally due to a decrease in the buying and occupancy expense rate as a result of sales leverage at IBI and the benefit from store closings at the apparel businesses.

General, Administrative and Store Operating Expenses

The general, administrative and store operating expense rate (expressed as a percentage of sales) increased to 29.4% in the third quarter of 2000 from 27.9% last year. The increase was primarily due to increased investments in store payroll and in-store marketing at the apparel businesses in 2000. A slight rate increase at IBI was primarily driven by increased investments in product development and store selling at Bath & Body Works and Victoria’s Secret Stores, partially offset by slightly lower marketing expenses at Victoria’s Secret Stores.

The 2000 year-to-date general, administrative and store operating expense rate increased to 27.5% from 26.8% in 1999. In addition to the reasons discussed above, the rate increase was due to the inability of the apparel businesses to achieve expense leverage on sales growth of 3%.

Operating Income

The third quarter of 2000 operating income rate (expressed as a percentage of sales) increased to 4.7% compared to 4.6% in 1999.

The 2000 year-to-date operating income rate increased to 5.9% from 4.8% in 1999. Excluding the special and nonrecurring item in 1999, the operating income rate increased to 5.9% in 2000 from 5.0% in 1999. The rate improvement was driven by the gross income rate increase of 1.5% which more than offset the general, administrative and store operating expense rate increase.

Interest Expense

	Third Quarter		Year – to – Date
	2000	1999	2000	1999
Average borrowings (millions)	$ 741	$ 1,079	$ 690	$ 967
Average effective interest rate	8.00%	7.57%	8.02%	7.90%

Interest expense for the third quarter of 2000 decreased to $14.8 million from $20.4 million for the same period in 1999. Year-to-date interest expense decreased to $41.5 million from $57.4 million in 2000. The decreases were primarily the result of decreased borrowing levels.

Other Income

Other income for the third quarter of 2000 decreased to $6.9 million from $9.7 million for the same period in 1999. Year-to-date other income decreased to $29.2 million from $37.5 million in 1999. The decreases were due to lower average invested cash balances.

Other Data

As more fully described below, there were several transactions and events in 1999 that impacted the comparability of the Company’s results.

Management believes the presentation below provides a reasonable basis on which to present the adjusted income information. Although the adjusted income information should not be construed as an alternative to the reported results determined in accordance with generally accepted accounting principles, it is provided to assist in investors’ understanding of the Company’s results of operations.

The following adjusted income information gives effect to: 1) the spin-off of TOO on August 23, 1999 as if it occurred on January 30, 1999; and 2) the special items described in the Notes to Adjusted Income Information.

Adjusted Income Information (Thousands, except per share amounts):

	Thirteen Weeks Ended
	October 28, 2000	October 30, 1999
	As Reported	As Reported	Adjustments	As Adjusted
Net sales	$2,169,192	$2,064,105	($41,465)	$2,022,640

Gross income	740,075	670,249	(14,655)	655,594

General, administrative and store operating expenses	(637,957)	(576,055)	10,700	(565,355)

Operating income	102,118	94,194	(3,955)	90,239
Interest expense	(14,826)	(20,412)	—	(20,412)
Other income, net	6,850	9,655	—	9,655
Minority interest	(6,911)	(6,077)	—	(6,077)
Gain on sale of subsidiary stock	—	11,002	(11,002)	—

Income before income taxes	87,231	88,362	(14,957)	73,405
Provision for income taxes	38,000	47,000	(15,000)	32,000

Net income	$49,231	$41,362	$43	$41,405

Earnings per share	$0.11	$0.09		$0.09

Weighted average shares outstanding	441,369	445,768		445,768

Notes to Adjusted Income Information
A)	Excluded business

Results for TOO are excluded in determining adjusted results for 1999 because this business has not been consolidated in the Company’s financial statements subsequent to its spin-off on August 23, 1999.

B)	Special item
In 1999, the Company recognized an $11.0 million gain from the purchase by a third party of a 60% majority interest in Galyan’s.

C)	Provision for income taxes

The $15.0 million tax provision adjustment includes: 1) a $2.0 million provision related to operating income; 2) a $6.0 million provision related to the $11.0 million Galyan’s gain; and 3) a $7.0 million deferred tax provision related to the revised tax basis of the Company’s remaining investment in Galyan’s.

	Thirty-nine Weeks Ended
	October 28, 2000	October 30, 1999
	As Reported	As Reported	Adjustments	As Adjusted
Net sales	$6,540,605	$6,436,724	($223,377)	$6,213,347

Gross income	2,184,479	2,051,264	(74,985)	1,976,279

General, administrative and store operating expenses	(1,799,771)	(1,726,464)	68,014	(1,658,450)
Special and nonrecurring items	—	(13,075)	13,075	—

Operating income	384,708	311,725	6,104	317,829
Interest expense	(41,505)	(57,361)	—	(57,361)
Other income, net	29,218	37,495	—	37,495
Minority interest	(33,667)	(28,566)	—	(28,566)
Gain on sale of subsidiary stock	—	11,002	(11,002)	—

Income before income taxes	338,754	274,295	(4,898)	269,397
Provision for income taxes	149,000	130,000	(11,200)	118,800

Net income	$189,754	$144,295	$6,302	$150,597

Earnings per share	$0.42	$0.31		$0.32

Weighted average shares outstanding	444,301	459,105		459,105

Notes to Adjusted Income Information
In addition to the items described in Notes A) through C) under the previous table, in 1999 the Company recognized a $13.1 million second quarter charge for transaction costs related to the TOO spin-off effective August 23, 1999.

FINANCIAL CONDITION

The Company’s consolidated balance sheet as of October 28, 2000 provides evidence of financial strength and flexibility. A more detailed discussion of liquidity, capital resources and capital requirements follows.

Liquidity and Capital Resources

Cash provided from operating activities, commercial paper backed by funds available under the committed long-term credit agreement and the Company’s capital structure continue to provide the resources to support operations, including projected growth, seasonal requirements and capital expenditures. A summary of the Company’s working capital position and capitalization follows (thousands):

	October 28, 2000	January 29, 2000	October 30, 1999
Working capital	$804,953	$1,008,071	$810,077

Capitalization:
Long-term debt	$400,000	$400,000	$650,000
Shareholders’ equity	2,087,802	2,147,077	1,831,581

Total capitalization	$2,487,802	$2,547,077	$2,481,581

Additional amounts available under long-term credit agreements	$875,900	$1,000,000	$1,000,000

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

Net cash used for operating activities was $201.7 million for the thirty-nine weeks ended October 28, 2000 versus $299.8 million used for operating activities last year. Significant uses of cash in both years relate to the growth of inventories for the Fall selling seasons and the timing of tax payments related to the fourth quarter of the prior year. The cash used for inventories was higher in 2000 than 1999 because of higher Fall inventories at the apparel businesses. Additionally, in the third quarter of 1999, the Company made a $112 million payment of taxes and interest related to an Internal Revenue Service assessment (see Note 5 to the Consolidated Financial Statements).

Investing activities included capital expenditures, which were primarily for new and remodeled stores, and in 1999, the rescission of the Contingent Stock Redemption Agreement and the proceeds from the third party purchase of a 60% majority interest in Galyan’s Trading Co.

Financing activities in 2000 primarily included net proceeds of $124.1 million from commercial paper borrowing, the $100 million repayment of the Series C floating rate notes and the quarterly dividend payments of $0.075 per share. In addition, the Company repurchased 8.7 million shares of common stock for $200.0 million. Finally, in 2000, IBI repurchased 1.4 million shares from its public shareholders for $31.4 million. Additionally, IBI repurchased 7.4 million shares from The Limited, Inc. for $166.5 million, which had no cash flow impact to The Limited, Inc.

Financing activities in 1999 included proceeds of $300 million from floating rate notes issued in May 1999 as well as the repayment of $100 million of term debt in August 1999. Additionally, the cash from the rescission of the Contingent Stock Redemption Agreement and other available funds were used to repurchase shares under a self-tender, which was funded June 14, 1999. A total of 15 million shares of the Company’s common stock were repurchased at $50 per share, resulting in a cash outflow of $750 million plus transaction costs. Cash used for financing activities in 1999 also reflected the IBI stock repurchase initiated during January 1999. During 1999, IBI repurchased 3.2 million shares from its public shareholders for $62.6 million. Additionally, IBI repurchased 17.2 million shares from The Limited, Inc. for $341.8 million, which had no net cash flow impact to The Limited, Inc. Financing activities also reflected a $50 million dividend and a $12 million repayment of advances to Limited Too in connection with the August 23, 1999 spin-off. Financing activities also included three quarterly dividend payments of $0.075 per share.

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

Capital Expenditures

Capital expenditures totaled $319.0 million for the thirty-nine weeks ended October 28, 2000, compared to $289.0 million for the same period in 1999. The Company anticipates spending $425 to $450 million for capital expenditures in 2000, of which $325 to $350 million will be for new stores and for remodeling of and improvements to existing stores.

The Company expects that 2000 capital expenditures will be funded primarily by net cash provided by operating activities.

Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was subsequently amended and clarified by SFAS No. 138. SFAS No. 133, as amended, is effective for the Company’s 2001 fiscal year. It requires that derivative instruments be recorded at fair value and that changes in their fair value be recognized in current earnings unless specific hedging criteria are met. With respect to SFAS No. 133, the Company has been educating Company personnel, identifying and documenting the Company’s use of derivative instruments, including embedded derivatives, and addressing other related issues. Due to the Company’s limited use of derivatives, management does not believe that the adoption of SFAS No. 133 will have a significant effect on the Company’s results of operations or its financial position.

Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” will be effective in the fourth quarter of 2000 and addresses the classification of shipping and handling fees and costs.

EITF Issue No. 00-14, “Accounting for Certain Sales Incentives,” will be effective in the second quarter of 2001 and addresses the accounting for, and classification of, various sales incentives.

The Securities and Exchange Commission (“SEC”) has issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” which will be effective in the fourth quarter of 2000. SAB No. 101 provides the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues.

The Company has determined that adopting the provisions of the above EITF Issues and SAB No. 101 will not have a material impact on its consolidated financial statements.

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

PART II — OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On January 13, 1999, two complaints were filed against the Company and its subsidiary, Lane Bryant, Inc., as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. On June 23, 2000, the United States District Court for the District of Hawaii transferred the case to the United States District Court for the District of the Northern Mariana Islands, and on July 7, 2000 denied plaintiffs’ motion for reconsideration of the transfer order. Plaintiffs have filed a Petition for a Writ of Mandamus challenging the transfer order and Motion for Emergency Stay in the U.S. 9th Circuit Court of Appeals. The Motion for Emergency Stay was granted on November 3, 2000. The Petition for a Writ of Mandamus remains pending. A first amended complaint was filed on April 28, 2000, which adds additional defendants but does not otherwise substantively alter either the claims alleged or relief sought. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s board of directors and the Company, as nominal defendant. The actions thereafter were consolidated. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the “Contingent Stock Redemption Agreement”) constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a “wasteful transaction in its own right.” On July 30, 1999, all defendants moved to dismiss the complaint, both on the ground that it failed to allege facts showing that demand on the board to institute such an action would be futile and for failure to state a claim. Plaintiffs did not respond to that motion, but on February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the “amended complaint”), which makes allegations similar to the first complaint concerning the rescission of the Contingent Stock Redemption Agreement and the 1999 issuer tender offer and adds allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000. The motion has been fully briefed and is pending before the Court.

Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

25

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

Date: December 8, 2000

*Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.