Form 10-K
period 2001-02-03
LIMITED INC
filed 2001-04-24
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 3, 2001

OR
[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _______________ to _______________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of March 30, 2001: $5,387,986,739.

Number of shares outstanding of the registrant’s Common Stock as of March 30, 2001: 426,401,557.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s annual report to shareholders for the fiscal year ended February 3, 2001 are incorporated by reference into Part I, Part II and Part IV, and portions of the registrant’s proxy statement for the Annual Meeting of Shareholders scheduled for May 21, 2001 are incorporated by reference into Part III.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K (“Report”) or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company’s products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production and availability of suitable store locations on appropriate terms.

Refer to Exhibit 99.1 for cautionary statements relating to forward-looking information.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1. BUSINESS.

GENERAL.

The Limited, Inc., a Delaware corporation (including its subsidiaries, the "Company"), sells women’s and men’s apparel, women’s intimate apparel and personal care products under various trade names through its specialty retail stores and direct response (catalog and e-commerce) businesses. Merchandise is targeted to appeal to customers in various market segments that have distinctive consumer characteristics.

DESCRIPTION OF OPERATIONS.

General.

As of February 3, 2001, the Company conducted its business in two primary segments: (1) the apparel segment, which derives its revenues from the sale of women’s and men’s apparel; and (2) Intimate Brands, Inc. ("IBI") (a corporation in which the Company holds an 83.9% interest), which derives its revenues from the sale of women’s intimate and other apparel, personal care products and accessories.

On February 8, 2001, as part of its multiple-year strategy to create sustained growth of shareholder value, The Limited, Inc. announced its intent to pursue a strategic or financial buyer for Lane Bryant and the integration of Structure into Express as Express Men’s. Lane Bryant and Structure are in the Company's apparel segment.

The following chart reflects the retail businesses and the number of stores in operation for each segment at February 3, 2001 and January 29, 2000.

	NUMBER OF STORES

	February 3, 2001	January 29, 2000

Apparel Businesses
Express	667	688
Lerner New York	560	594
Lane Bryant	653	688
Limited Stores	389	443
Structure	469	499

Total apparel businesses	2,738	2,912

Intimate Brands
Victoria’s Secret Stores	958	896
Bath & Body Works	1,432	1,214

Total Intimate Brands	2,390	2,110

Other
Henri Bendel	1	1

Total	5,129	5,023

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal Year	Beginning of Year	Acquired	Opened	Closed	Businesses Disposed of or Closed	End of Year

1996	5,298	—	470	(135)	—	5,633
1997	5,633	—	315	(190)	(a) (118)	5,640
1998	5,640	—	251	(350)	(b) (159)	5,382
1999	5,382	—	295	(301)	(c) (353)	5,023
2000	5,023	—	330	(224)	—	5,129

(a) Represents Cacique stores from the January 31, 1998 closure.

(b) Represents A&F stores from the May 19, 1998 split-off.

(c) Represents 18 stores from the third party purchase of a 60% majority interest in Galyan’s Trading Co. effective August 31, 1999 and 335 stores from the August 23, 1999 spin-off of Limited Too.

The Company also owns Mast Industries, Inc., a contract manufacturer and apparel importer.

During fiscal year 2000, the Company purchased merchandise from approximately 3,100 suppliers and factories located throughout the world. In addition to purchases through Mast, the Company purchases merchandise directly in foreign markets and in the domestic market, some of which is manufactured overseas. No more than 5% of goods purchased originated from any single manufacturer.

Most of the merchandise and related materials for the Company’s stores is shipped to the Company’s distribution centers in the Columbus, Ohio area. The Company uses common and contract carriers to distribute merchandise and related materials to its stores. The Company’s businesses generally have dedicated distribution facilities and capabilities and no business receives priority over any other business.

The Company’s policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers an appropriate selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns as required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, spring and fall. As is generally the case in the retail apparel industry, the Company experiences its peak sales activity during the fall season. This seasonal sales pattern results in increased inventory during the fall and Christmas holiday selling periods. During fiscal year 2000, the highest inventory level was $1.6 billion at November 2000 month-end and the lowest inventory level was $1.1 billion at the February 2000 month-end.

Merchandise sales are paid for with cash, by personal check, and with credit cards issued by third parties or by the Company’s 31%-owned credit card processing venture, Alliance Data Systems.

The Company offers its customers a return policy stated as "No Sale is Ever Final." The Company believes that certain of its competitors offer similar service policies.

The following is a brief description of each of the Company’s operating businesses, including their respective target markets.

APPAREL BUSINESSES

Express - is a leading specialty retailer of women’s sportswear and accessories. Express’ strategy is to offer new, international fashion to its base of young, style-driven women. Launched in 1980, Express had net sales of $1.59 billion in 2000 and operated 667 stores in 48 states.

Lerner New York - is a leading mall-based specialty retailer of women’s apparel. The business’s strategy is to offer competitively priced women’s fashion with its New York & Company brand. Originally founded in 1918, Lerner New York was purchased by The Limited in 1985. Lerner New York had net sales of $1.03 billion in 2000 and operated 560 stores in 44 states.

Lane Bryant - is the leading specialty store retailer of women’s apparel, offering knit tops, sweaters, pants, jeans and intimate apparel for women size 14-plus. Originally founded in 1900, Lane Bryant was acquired by The Limited in 1982. The business had net sales of $930 million in 2000 and operated 653 stores in 46 states.

Limited Stores - is a mall-based specialty store retailer. The business’s strategy is to focus on sophisticated sportswear for modern American women. Founded in 1963, Limited Stores had net sales of $673 million in 2000 and operated 389 stores in 46 states.

Structure - is a leading specialty retailer of men’s clothing, offering classically-inspired sportswear with a rugged fashion appeal for men in their 20’s and 30’s. Structure had net sales of $569 million in 2000 and operated 469 stores in 43 states.

INTIMATE BRANDS

Victoria’s Secret Stores - is the leading specialty retailer of women’s intimate apparel and related products. Victoria’s Secret Stores had net sales of $2.34 billion in 2000 and operated 958 stores nationwide.

Victoria’s Secret Beauty - is a leading specialty retailer of high quality beauty products. Victoria’s Secret Beauty had net sales of $534 million in 2000 and operated 80 stand-alone stores, 400 side-by-side locations and niches within Victoria’s Secret lingerie stores. Victoria’s Secret Beauty stores and sales are consolidated within Victoria’s Secret Stores in the preceding paragraph and in the 2000 Annual Report.

Victoria’s Secret Direct - is a leading catalog and e-commerce retailer of intimate and other women’s apparel. Through its web site, www.VictoriasSecret.com, certain of its products may be purchased worldwide. Victoria’s Secret Direct mailed approximately 368 million catalogs and had net sales of $962 million in 2000.

Bath & Body Works - is the leading specialty retailer of personal care products. Launched in 1990, Bath & Body Works (including White Barn Candle Company) had net sales of $1.79 billion in 2000 and operated 1,432 stores nationwide.

OTHER

Henri Bendel - operates a single specialty store in New York City which features fashions for sophisticated, higher-income women. The business had net sales of $39 million in 2000.

Additional information about the Company’s business, including its revenues and profits for the last three years and selling square footage, is set forth under the caption "Management’s Discussion and Analysis" of the 2000 Annual Report and is incorporated herein by reference. For the financial results of the Company’s reportable operating segments, see Note 12 of the Notes to the Consolidated Financial Statements included in the 2000 Annual Report, incorporated herein by reference.

COMPETITION.

The sale of intimate and other apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. Brand image, marketing, fashion design, price, service, fashion selection and quality are the principal competitive factors in retail store sales. The Company’s direct response business competes with numerous national and regional catalog and e-commerce merchandisers. Brand image, marketing, fashion design, price, service, quality, image presentation and fulfillment are the principal competitive factors in catalog and e-commerce sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products through retail stores, catalogs and e-commerce.

ASSOCIATE RELATIONS.

On February 3, 2001, the Company employed approximately 123,700 associates, 90,200 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

ITEM 2. PROPERTIES.

The Company’s business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York; Andover, Massachusetts; Kettering, Ohio; Rio Rancho, New Mexico; Hong Kong and London, England.

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

On January 13, 1999, two complaints were filed against the Company and its subsidiary, Lane Bryant, Inc., as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. A first amended complaint was filed on April 28, 2000, which added additional defendants but did not otherwise substantively alter either the claims alleged or relief sought. On June 23, 2000, the United States District Court for the District of Hawaii transferred the case to the United States District Court for the District of the Northern Mariana Islands, and on July 7, 2000 denied plaintiffs’ motion for reconsideration of the transfer order. Plaintiffs filed a Petition for a Writ of Mandamus challenging the transfer order and Motion for Emergency Stay which was denied by a panel of the U.S. 9th Circuit Court of Appeals on March 22, 2001. Plaintiffs have indicated an intention to seek a rehearing en banc. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s board of directors and the Company, as nominal defendant. The actions thereafter were consolidated. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the "Contingent Stock Redemption Agreement") constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a "wasteful transaction in its own right." On July 30, 1999, all defendants moved to dismiss the complaint, both on the ground that it failed to allege facts showing that demand on the board to institute such an action would be futile and for failure to state a claim. Plaintiffs did not respond to that motion, but on February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the "amended complaint"), which makes allegations similar to the first complaint concerning the rescission of the Contingent Stock Redemption Agreement and the 1999 issuer tender offer and adds allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000. The motion has been fully briefed, oral argument was heard on March 28, 2001 and the motion is now under consideration by the Court.

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

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company.

Leslie H. Wexner, 63, has been Chairman of the Board of Directors of the Company for more than five years and its President and Chief Executive Officer since he founded the Company in 1963.

V. Ann Hailey, 50, was appointed to the Board of Directors of the Company on March 1, 2001 and has been Executive Vice President and Chief Financial Officer of the Company since August 1997. Ms. Hailey was Senior Vice President and Chief Financial Officer for Pillsbury from August 1994 to August 1997.

Martin Trust, 66, has been a member of the Board of Directors of the Company and President and Chief Executive Officer of Mast Industries, Inc., a wholly-owned subsidiary of the Company, for more than five years.

Leonard A. Schlesinger, 48, has been a member of the Board of Directors of the Company since 1996 and has been Executive Vice President and Chief Operating Officer since March 2001. Mr. Schlesinger was Executive Vice President, Organization, Leadership and Human Resources of the Company from October 1999 until March 2001. Mr. Schlesinger was a Professor of Sociology and Public Policy and Senior Vice President for Development at Brown University from 1998 to 1999. He was also Professor of Business Administration at Harvard Business School ("Harvard") from 1988 to 1998 and served as the Senior Associate Dean and Director of External Relations at Harvard from July 1994 until October 1995.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information regarding markets in which the Company’s common stock was traded during fiscal years 2000 and 1999, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company’s common stock for the fiscal years 2000 and 1999 is set forth under the caption "Market Price and Dividend Information" on page 16 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption "Financial Summary" on page 6 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations is set forth under the caption "Management’s Discussion and Analysis" on pages 6 through 11 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth on pages 10 and 15 of the 2000 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 2000 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions "ELECTION OF DIRECTORS - Nominees and directors", "- Information concerning the Board of Directors" , "- Committees of the Board of Directors" and "- Security ownership of directors and management" on pages 4 through 9 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 21, 2001 (the "Proxy Statement") and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption "EXECUTIVE COMPENSATION - Section 16(a) beneficial ownership reporting compliance" on page 17 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption "SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT" in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" on pages 12 through 17 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions "ELECTION OF DIRECTORS - Security ownership of directors and management" on pages 8 and 9 of the Proxy Statement and "SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS" on page 22 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the captions "ELECTION OF DIRECTORS - Nominees and directors" on pages 4 through 6 of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) List of Financial Statements.

The following consolidated financial statements of The Limited, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

Consolidated Statements of Income for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.

Consolidated Statements of Cash Flows for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.

(a)(2) List of Financial Statement Schedules.

All schedules required to be filed as part of this report pursuant to ITEM 14(d) are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

(a)(3) List of Exhibits.

3.	Articles of Incorporation and Bylaws.

	3.1.	Certificate of Incorporation of the Company, dated March 8, 1982.

	3.2.	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986.

	3.3.	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987.

	3.4.	Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

4.	Instruments Defining the Rights of Security Holders.

	4.1.	Copy of the form of Global Security representing the Company’s 7 1/2% Debentures due 2023, incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 4, 1993.

	4.2.	Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated March 21, 1989.

	4.3.	Not Used.

	4.4.	Not Used.

	4.5.	Copy of the form of Global Security representing the Company’s 7.80% Notes due May 15, 2002, incorporated by reference to the Company’s Current Report on Form 8-K dated February 27, 1992.

	4.6.	Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the "Commission") on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the "1993 Form S-3").

	4.7.	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

	4.8.	Credit Agreement dated as of September 25, 1997 among the Company, Morgan Guaranty Trust Company of New York and the banks listed therein, incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 1, 1997.

10.	Material Contracts.

	10.1.	The 1987 Stock Option Plan of The Limited, Inc., incorporated by reference to Exhibit 28(a) to the Company’s Registration Statement on Form S-8 (File No. 33-18533).

	10.2.	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the "1988 Form 10-K").

	10.3.	The Limited Supplemental Retirement and Deferred Compensation Plan.

	10.4.	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company by reference to Exhibit 10.4 to the 1998 Form 10-K.

	10.5.	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement by reference to Exhibit 10.5 to the 1998 Form 10-K.

	10.6.	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).

	10.7.	Not Used.

	10.8.	Not Used.

	10.9.	The 1997 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.

	10.10.	The Limited, Inc. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

	10.11.	The Limited, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.

	10.12.	Employment Agreement by and between The Limited, Inc. and Kenneth B. Gilman dated as of May 20, 1997 with exhibits, incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1998 (the "1997 Form 10-K").

	10.13.	Agreement dated as of May 3, 1999 among The Limited, Inc., Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

	10.14.	Employment Agreement by and between The Limited, Inc. and Martin Trust dated as of May 20, 1997 with exhibits, incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

	10.15.	The 1998 Restatement of the Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.

	10.16.	Employment Agreement by and between The Limited, Inc. and V. Ann Hailey dated as of July 27, 1998 incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

	10.17.	Employment Agreement by and between The Limited, Inc. and Leonard A. Schlesinger dated as of October 1, 1999, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

11.	Statement re: Computation of Per Share Earnings.

12.	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13.
Excerpts from the 2000 Annual Report to Shareholders including "Financial Summary," "Management’s Discussion and Analysis," "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Accountants" on pages 6 through 17.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Accountants.

24.	Powers of Attorney.

99	Annual Report of The Limited, Inc. Savings and Retirement Plan.

99.1	Cautionary Statements Relating to Forward-Looking Information.

	(b)	Reports on Form 8-K.

None.

	(c)	Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 14 above.

	(d)	Financial Statement Schedule.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 24, 2001

THE LIMITED, INC. (registrant)

By /s/ V. Ann Hailey

V. Ann Hailey,
Executive Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 26, 2001:

Signature	Title

/s/ LESLIE H. WEXNER*	Chairman of the Board of Directors, President and Chief Executive Officer

Leslie H. Wexner

/s/ ABIGAIL S. WEXNER*	Director

Abigail S. Wexner

/s/ MARTIN TRUST*	Director

Martin Trust

/s/ EUGENE M. FREEDMAN*	Director

Eugene M. Freedman

/s/ E. GORDON GEE*	Director

E. Gordon Gee

/s/ DAVID T. KOLLAT*	Director

David T. Kollat

/s/ ALEX SHUMATE*	Director

Alex Shumate

/s/ LEONARD A. SCHLESINGER*	Director

Leonard A. Schlesinger

/s/ DONALD B. SHACKELFORD*	Director

Donald B. Shackelford

/s/ ALLAN R. TESSLER*	Director

Allan R. Tessler

/s/ RAYMOND ZIMMERMAN*	Director

Raymond Zimmerman

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/s/ V. Ann Hailey

V. Ann Hailey Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

THE LIMITED, INC.
(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

3.1	Certificate of Incorporation of the Company, dated March 8, 1982.

3.2	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986.

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987.

10.3	The Limited Supplemental Retirement and Deferred Compensation Plan.

11	Statement re: Computation of Per Share Earnings.

12	Statement re: Computation of Ratio of Earnings to Fixed Charges.

13	Excerpts from the 2000 Annual Report to Shareholders including “Financial Summary,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Report of Independent Accountants” on pages 6 through 17.

21	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

24	Powers of Attorney.

99	Annual Report of The Limited, Inc. Savings and Retirement Plan.

99.1	Cautionary Statements Related to Forward-Looking Information.