Form 10-Q
period 2001-05-05
LIMITED INC
filed 2001-06-18
CIK 701985

  SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

  __________________________________

  FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2001

  OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

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

  Yes ☒             No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 25, 2001

426,950,385 Shares

THE LIMITED, INC.

TABLE OF CONTENTS

Page No.

Part I. Financial Information

Item 1. Financial Statements
Consolidated Statements of Income
Thirteen Weeks Ended
May 5, 2001 and April 29, 2000	4

Consolidated Balance Sheets
May 5, 2001, February 3, 2001 and April 29, 2000	5

Consolidated Statements of Cash Flows
Thirteen Weeks Ended
May 5, 2001 and April 29, 2000	6

Notes to Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Part II. Other Information

Item 1. Legal Proceedings	22

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits and Reports on Form 8-K	24

Safe Harbor Statement Under The Private Securities Litigation Act Of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q ("Report") or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company's manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production and availability of suitable store locations on appropriate terms. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000
Net sales	$2,126,845	$2,124,986
Costs of goods sold, buying and occupancy	(1,456,297)	(1,426,939)

Gross income	670,548	698,047
General, administrative and store operating expenses	(607,792)	(570,998)

Operating income	62,756	127,049
Interest expense	(8,286)	(14,008)
Other income, net	5,906	9,770
Minority interest	(5,685)	(10,861)

Income before income taxes	54,691	111,950
Provision for income taxes	24,000	49,000

Net income	$30,691	$62,950

Net income per share:

Basic	$0.07	$0.15

Diluted	$0.07	$0.14

Dividends per share	$0.075	$0.075

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands)

	May 5, 2001	February 3, 2001	April 29, 2000
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$288,946	$563,547	$484,091
Accounts receivable	82,191	93,745	77,166
Inventories	1,129,994	1,157,140	1,147,194
Other	318,796	253,366	325,448

Total current assets	1,819,927	2,067,798	2,033,899
Property and equipment, net	1,409,749	1,394,619	1,241,698
Deferred income taxes	132,027	132,028	129,039
Other assets	501,922	493,677	487,202

Total assets	$3,863,625	$4,088,122	$3,891,838

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$246,471	$273,021	$271,872
Current portion of long-term debt	—	—	150,000
Accrued expenses	516,231	581,584	494,723
Income taxes	12,005	145,580	31,246

Total current liabilities	774,707	1,000,185	947,841
Long-term debt	400,000	400,000	400,000
Other long-term liabilities	226,433	228,397	229,887
Minority interest	137,019	143,085	122,613
Shareholders’ equity:
Common stock	216,096	216,096	215,715
Paid-in capital	84,258	83,503	70,404
Retained earnings	2,166,069	2,167,869	1,905,378

	2,466,423	2,467,468	2,191,497
Less: treasury stock, at average cost	(140,957)	(151,013)	—

Total shareholders’ equity	2,325,466	2,316,455	2,191,497

Total liabilities and shareholders’ equity	$3,863,625	$4,088,122	$3,891,838

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2001	April 29, 2000
Operating activities:
Net income	$30,691	$62,950
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	65,325	64,659
Minority interest, net of dividends paid	351	4,965
Change in assets and liabilities:
Accounts receivable	11,554	31,628
Inventories	27,146	(96,281)
Accounts payable and accrued expenses	(91,903)	(24,744)
Income taxes	(133,574)	(165,750)
Other assets and liabilities	(51,885)	(28,738)

Net cash used for operating activities	(142,295)	(151,311)

Investing activities:
Capital expenditures	(104,271)	(57,353)
Net expenditures related to Easton real estate investment	(386)	(4,044)

Net cash used for investing activities	(104,657)	(61,397)

Financing activities:
Repayment of long-term debt	—	(100,000)
Repurchase of common stock, including transaction costs	—	(2,738)
Dividends paid	(32,186)	(31,582)
Proceeds from exercise of stock options and other	4,537	13,851

Net cash used for financing activities	(27,649)	(120,469)

Net decrease in cash and equivalents	(274,601)	(333,177)
Cash and equivalents, beginning of year	563,547	817,268

Cash and equivalents, end of period	$288,946	$484,091

 The accompanying Notes are an integral part of these Consolidated Financial Statements.

  THE LIMITED, INC. AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

The Limited, Inc. (the "Company") sells women's and men's apparel, women's intimate apparel and personal care products under various trade names through its specialty retail stores and direct response (catalog and e-commerce) businesses.

The consolidated financial statements include the accounts of the Company and its subsidiaries, including Intimate Brands, Inc. ("IBI"), an 84%-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated entities over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company's share of the net income or loss of those unconsolidated entities is included in other income (expense).

The consolidated financial statements as of and for the thirteen week periods ended May 5, 2001 and April 29, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of and for the thirteen week periods ended May 5, 2001 and April 29, 2000 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Earnings Per Share and Shareholders' Equity

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding. Additionally, earnings per diluted share includes the impact of the dilutive options and restricted stock at IBI as a reduction to earnings. This had no impact on earnings per diluted share for the thirteen week periods ended May 5, 2001 and April 29, 2000.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended

	May 5,	April 29,
	2001	2000

Common shares issued	432,191	430,484
Treasury shares	(5,852)	-

Basic shares	426,339	430,484
Dilutive effect of stock options and restricted shares	9,330	14,822

Diluted shares	435,669	445,306

The computation of earnings per diluted share excludes options to purchase 7.4 million and 1.8 million shares of common stock at quarter-end 2001 and 2000, because the options' exercise price was greater than the average market price of the common shares during the period.

On May 2, 2000, the Company declared a two-for-one stock split ("stock split") in the form of a stock dividend distributed on May 30, 2000 to shareholders of record on May 12, 2000. Shareholders' equity reflects the reclassification of an amount equal to the par value of the increase in issued common shares ($107.9 million) from paid-in capital to common stock. In conjunction with the stock split, the Company retired 163.7 million treasury shares with a cost of $4.3 billion. A noncash charge was made against retained earnings for the excess cost of treasury stock over its par value. All share and per share data throughout this report has been restated to reflect the stock split.

3.	Inventories

The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a first-in first-out basis, using the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns and shrinkage estimates for the total selling season.

4.	Property and Equipment, Net

Property and equipment, net, consisted of (thousands):

	May 5,	February 3,	April 29,
	2001	2001	2000

Property and equipment, at cost	$3,203,989	$3,145,048	$2,939,058
Accumulated depreciation and amortization	(1,794,240)	(1,750,429)	(1,697,360)

Property and equipment, net	$1,409,749	$1,394,619	$1,241,698

5.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 5, 2001 and April 29, 2000 approximated $157.1 million and $214.8 million. Income taxes payable included net current deferred tax liabilities of $10.5 million and $14.1 million at May 5, 2001 and February 3, 2001. Other current assets included net current deferred tax assets of $40.6 million at April 29, 2000.

The Internal Revenue Service (IRS) has assessed the Company for additional taxes and interest for the years 1992 to 1996 relating to the undistributed earnings of foreign affiliates for which the Company has provided deferred taxes. On September 7, 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, in 1999 the Company made a $112 million payment of taxes and interest for the years 1992 to 1998 that reduced deferred tax liabilities. Management believes the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

6.	Long-Term Debt

Unsecured long-term debt consisted of (thousands):

	May 5,	February 3,	April 29,
	2001	2001	2000

7 1/2% Debentures due March 2023	$250,000	$250,000	$250,000
7 4/5% Notes due May 2002	150,000	150,000	150,000
9 1/8% Notes due February 2001	-	-	150,000

	400,000	400,000	550,000
Less: current portion of long-term debt	-	-	150,000

	$400,000	$400,000	$400,000

The 7 ½% debentures may be redeemed at the option of the Company, in whole or in part, at any time on or after March 15, 2003, at declining premiums.

The Company maintains a $1 billion unsecured revolving credit agreement (the "Agreement"), established on September 29, 1997. Borrowings outstanding under the Agreement, if any, are due September 28, 2002. The Agreement has several borrowing options, including interest rates that are based on either the lender's "base rate," as defined, LIBOR, CD-based options or at a rate submitted under a bidding process. Facilities fees payable under the Agreement are based on the Company's long-term credit ratings, and currently approximate 0.1% of the committed amount per annum.

The Agreement supports the Company's commercial paper program, which is used from time to time to fund working capital and other general corporate requirements. No commercial paper or amounts under the Agreement were outstanding at May 5, 2001, February 3, 2001 and April 29, 2000. The Agreement contains covenants relating to the Company's working capital, debt and net worth.

The Company has a shelf registration statement, under which up to $250 million of debt securities and warrants to purchase debt securities may be issued.

Interest paid during the thirteen weeks ended May 5, 2001 and April 29, 2000 was $11.2 million and $20.8 million.

7.	Segment Information

The Company identifies operating segments based on a business's operating characteristics. Reportable segments were determined based on similar economic characteristics, the nature of products and services and the method of distribution. The apparel segment derives its revenues from sales of women's and men's apparel. The Intimate Brands segment derives its revenues from sales of women's intimate and other apparel, and personal care products and accessories. Sales outside the United States were not significant.

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

Segment information as of and for the thirteen weeks ended May 5, 2001 and April 29, 2000 follows (in millions):

2001	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total
Net sales	$1,090	$1,028	$9	—		$2,127
Intersegment sales	299	—	—	$(299)	(B)	—
Operating income (loss)	5	61	(3)	—		63

Total assets	1,117	1,466	1,531	(250)	(C)	3,864

2000	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total
Net sales	$1,071	$1,045	$9	—		$2,125
Intersegment sales	297	—	—	$(297)	(B)	—
Operating income (loss)	12	116	(1)	—		127

Total assets	1,098	1,379	1,537	(122)	(C)	3,892

(A)	Included in the “Other” category are Henri Bendel, non-core real estate and corporate, including equity investments. None of the businesses included in “Other” are significant operating segments.

(B)	Represents intersegment sales elimination.

(C)	Represents intersegment receivable/payable elimination.

    Report of Independent Accountants

    To the Board of Directors and
    Shareholders of
    The Limited, Inc.:

    We have reviewed the accompanying consolidated balance sheets of The Limited, Inc. and its subsidiaries (the "Company") as of May 5, 2001 and April 29, 2000, and the related consolidated statements of income and of cash flows for each of the thirteen-week periods ended May 5, 2001 and April 29, 2000. These financial statements are the responsibility of the Company's management.

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

    Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

    We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 3, 2001, and the related consolidated statements of income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated March 1, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

    /s/ PricewaterhouseCoopers LLP

    Columbus, Ohio
    May 21, 2001

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    RESULTS OF OPERATIONS

    Net sales for the first quarter of 2001 were roughly flat at $2.127 billion compared to $2.125 billion in 2000, as a 2% decline in comparable store sales more than offset growth from new stores. Operating income decreased to $62.8 million from $127.0 million in 2000, almost entirely due to a decline at Intimate Brands, Inc. ("IBI"), the Company's 84%-owned subsidiary. The operating income decline at IBI resulted primarily from a sales decline of 2% and from increased store selling and occupancy expenses. Net income decreased to $30.7 million from $63.0 million in 2000, and earnings per share decreased to $0.07 from $0.14 in 2000.

    On its May 21, 2001 earnings call, the Company stated that it expected negative sales trends to continue and that store selling and occupancy expenses would be higher in the second quarter of 2001 versus last year. As a result, the Company stated that it expected second quarter earnings would be down significantly from last year.

    On February 8, 2001, as part of its multiple-year strategy to create sustained growth of shareholder value, The Limited announced its intent to pursue a strategic or financial buyer for Lane Bryant and to integrate Structure into Express as Express Men's. Lane Bryant and Structure are included in the Company's apparel segment.

    Financial Summary

    The following summarized financial and statistical data compares reported results for the thirteen week period ended May 5, 2001 to the comparable period for 2000:

	First Quarter
	2001	2000	Change
Net Sales (millions):

Express	$349	$340	3%
Lerner New York	228	217	5%
Lane Bryant	237	217	9%
Limited Stores	145	156	(7%)
Structure	102	111	(8%)
Other (principally Mast)	29	30	N/M

Total apparel businesses	$1,090	$1,071	2%

Victoria’s Secret Stores	$480	$496	(3%)
Bath & Body Works	320	301	6%
Victoria’s Secret Direct	226	243	(7%)
Other (principally Gryphon)	2	5	N/M

Total Intimate Brands	$1,028	$1,045	(2%)

Henri Bendel	9	9	0%

Total net sales	$2,127	$2,125	0%

Operating Income (millions):

Apparel businesses	$5	$12	(58%)
Intimate Brands	61	116	(47%)
Other	(3)	(1)	N/M

Total operating income	$63	$127	(51%)

N/M Not meaningful

	First Quarter
	2001	2000	Change
Comparable Store Sales:
Express	1%	16%
Lerner New York	6%	(3%)
Lane Bryant	5%	3%
Limited Stores	(1%)	8%
Structure	(5%)	(4%)

Total apparel businesses	2%	6%

Victoria’s Secret Stores	(7%)	14%
Bath & Body Works	(8%)	6%

Total Intimate Brands	(7%)	11%

Henri Bendel	(4%)	11%

Total comparable store sales increase (decrease)	(2%)	8%

Store Data:
Retail sales increase (decrease) attributable to net new and remodeled stores:
Apparel businesses	0%	(4%)
Intimate Brands	7%	7%
Retail sales per average selling square foot:
Apparel businesses	$67	$62	8%
Intimate Brands	$109	$122	(11%)
Retail sales per average store (thousands):
Apparel businesses	$389	$362	8%
Intimate Brands	$331	$375	(12%)
Average store size at end of quarter (selling square feet):
Apparel businesses	5,812	5,875	(1%)
Intimate Brands	3,027	3,056	(1%)
Selling square feet at end of quarter (thousands):
Apparel businesses	15,779	16,733	(6%)
Intimate Brands	7,382	6,554	13%
    Number of Stores:

	Apparel and Other Businesses		Intimate Brands
	2001	2000	2001	2000
Beginning of period	2,739	2,913	2,390	2,110
Opened	4	2	51	38
Closed	(27)	(66)	(2)	(4)

End of period	2,716	2,849	2,439	2,144

	Number of Stores			Selling Sq. Ft. (thousands)

	May 5, 2001	April 29, 2000	Change	May 5, 2001	April 29, 2000	Change

Express	661	677	(16)	4,250	4,345	(95)
Lerner New York	555	587	(32)	4,101	4,528	(427)
Lane Bryant	650	661	(11)	3,152	3,223	(71)
Limited Stores	386	431	(45)	2,409	2,681	(272)
Structure	463	492	(29)	1,867	1,956	(89)

Total apparel businesses	2,715	2,848	(133)	15,779	16,733	(954)

Victoria’s Secret Stores	966	894	72	4,242	3,972	270
Bath & Body Works	1,473	1,250	223	3,140	2,582	558

Total Intimate Brands	2,439	2,144	295	7,382	6,554	828

Henri Bendel	1	1	—	35	35	—

Total stores and selling sq. ft.	5,155	4,993	162	23,196	23,322	(126)

    Net Sales

    Net sales for the first quarter of 2001 were $2.127 billion, flat compared to $2.125 billion for the same period in 2000. A net sales increase from the addition of 162 new stores (126,000 selling square feet) was offset by a 2% comparable store sales decrease.

    At IBI, net sales for the first quarter of 2001 decreased 2% to $1.028 billion from $1.045 billion in 2000. The net sales decrease was primarily due to a 7% comparable store sales decrease and a 7% decrease in sales at Victoria's Secret Direct, partially offset by an increase in sales from the net addition of 295 new stores (828,000 selling square feet). Victoria's Secret Stores' sales decrease of 3% to $479.7 million was primarily due to a 7% decrease in comparable store sales, resulting from a decrease in both transactions and average sales price per unit and poor performance in certain merchandise categories, particularly sleepwear. The decline was partially offset by the net addition of 72 stores (270,000 selling square feet). Bath & Body Works' sales increase of 6% to $319.8 million was primarily attributable to the net addition of 223 new stores (558,000 selling square feet), partially offset by an 8% decrease in comparable store sales as new product launches were not as successful as planned. Net sales at Victoria's Secret Direct decreased 7% to $226.1 million as improved performance in bras and swimwear was more than offset by unfavorable results in other merchandise categories.

    At the apparel businesses, net sales for the first quarter of 2001 increased 2% to $1.090 billion from $1.071 billion in 1999. The net sales increase was due to comparable store sales increases at Lerner New York and Lane Bryant. These increases were partially offset by a decline in comparable store sales at Limited Stores and Structure and the net reduction of 133 stores (954,000 selling square feet).

    Gross Income

    For the first quarter of 2001, the gross income rate (expressed as a percentage of net sales) decreased to 31.5% from 32.8% for the same period in 2000. The decrease was due to a decline at IBI that was partially offset by a slight improvement at the apparel businesses.

    The decrease in the gross income rate at IBI was principally due to an increase in the buying and occupancy expense rate due to the inability to achieve leverage on store-related costs as comparable store sales decreased 7%. In addition, the IBI buying and occupancy expense rate increase was due to the continuing expansion of Bath & Body Works' stores into non-mall locations, which, although highly profitable, typically have higher occupancy costs as a percentage of net sales.

    At the apparel businesses, the gross income rate increased slightly, as buying and occupancy expense leverage from the closing of less productive stores was partially offset by a decline in merchandise margins. The decline in merchandise margins was the result of increased promotional markdowns to clear slower selling merchandise, especially at Express and Structure.

    General, Administrative and Store Operating Expenses

    For the first quarter of 2001, the general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 28.6% from 26.9% last year. The increase was primarily due to overall increases in store selling expenses across all businesses and, at IBI, a lack of leverage as comparable store sales declined.

    At IBI, general, administrative and store operating expenses increased 7% due to higher store selling expenses resulting from the net addition of 295 new stores and higher labor costs. At Victoria's Secret Stores, higher average wage rates more than offset a reduction in payroll hours. Bath & Body Works experienced an increase in average wage rates and an increase in payroll hours due to new store additions.

    At the apparel businesses, the increase in the general, administrative and store operating expense rate was due to higher store selling expenses.

    Operating Income

    The operating income rate in the first quarter of 2001 (expressed as a percentage of sales) decreased to 3.0% compared to 6.0% in 2000. The rate decrease was a result of the 1.3% decrease in the gross income rate and the 1.7% increase in the general, administrative, and store operating expense rate.

    Interest Expense

	First Quarter

	2001	2000

Average borrowings (millions)	$400.8	$661.6
Average effective interest rate	7.61%	8.47%

    The company incurred $8.3 million in interest expense for the first quarter of 2001 compared to $14.0 million for the same period in 2000. The decrease was primarily the result of decreased borrowing levels.

    Other Income, Net

    For the first quarter of 2001, other income, net was $5.9 million versus $9.8 million in 2000. The decrease was due to lower average invested cash balances resulting from debt repayments, increased capital expenditures and stock repurchases during fiscal year 2000.

    FINANCIAL CONDITION

    Liquidity and Capital Resources

    Cash provided from operating activities and funds available from commercial paper backed by bank credit agreements provide the resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (millions):

	May 5,	February 3,	April 29,
	2001	2001	2000

Working capital	$1,045	$1,068	$1,086

Capitalization:
Long-term debt	$400	$400	$400
Shareholders' equity	2,325	2,316	2,191

Total capitalization	$2,725	$2,716	$2,591

Additional amounts available under
long-term credit agreements	$1,000	$1,000	$1,000

    In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

    The Company's operations are seasonal in nature. As a result, the Company expects significant changes in certain asset and liability accounts between its fiscal year-end and subsequent interim periods. Consequently, the Company believes that comparing cash flow changes from the current interim period to similar changes from the previous year generally provides the best comparison, rather than analyzing the absolute current year activity. For investing and financing activities, the Company believes the absolute measure of current year activity generally provides the best comparison.

    Net cash used for operating activities was $142 million for the thirteen weeks ended May 5, 2001 versus $151 million used for operating activities for the same period in 2000. The primary differences in cash used for operating activities between the first quarter of 2001 and 2000 were due to changes in inventories, accounts payable and accrued expenses. The cash provided by inventories was higher in 2001 because of an overall decrease in inventory per square foot, especially at the IBI businesses. The increased use of cash relating to accounts payable and accrued expenses versus 2000 related to the decreased inventories and timing of payments.

    In 2001, major investing activities included $104 million in capital expenditures (see "Capital Expenditures" section on page 20).

    Financing activities in 2001 primarily consisted of the quarterly dividend payment of $0.075 per share. Financing activities in 2000 included the repayment of $100 million Series C floating rate notes and the quarterly dividend payment of $0.075 per share. In addition, the Company repurchased $2.7 million of its common stock.

    Noncash financing activities in 2000 included a two-for-one stock split in the form of a stock dividend distributed on May 30, 2000 to shareholders of record on May 12, 2000. Shareholders' equity reflects the reclassification of an amount equal to the par value of the increase in issued common shares ($108 million) from paid-in capital to common stock. Also, in conjunction with the stock split, the Company retired 163.7 million treasury shares, representing $4.3 billion at cost. A noncash charge was made against retained earnings for the excess cost of treasury stock over its par value.

    Capital Expenditures

    Capital expenditures amounted to $104 million for the first quarter of 2001 compared to $57 million for the same period in 2000. The increase is a combination of accelerated store openings, timing of certain expenditures and an overall increase in planned capital expenditures versus the prior year. The Company anticipates spending $470 to $500 million for capital expenditures in 2001, of which $330 to $360 million will be for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures are primarily related to information technology and distribution centers. The Company expects that 2001 capital expenditures will be funded principally by net cash provided by operating activities.

    Recently Issued Accounting Pronouncements

    Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," amended and clarified by SFAS No. 138, was adopted by the Company in the first quarter of 2001. SFAS No. 133 requires that derivative instruments be recorded at fair value and that changes in their fair value be recognized in current earnings unless specific hedging criteria are met. Because the Company's use of derivatives is limited, the adoption of SFAS No. 133 did not have a material impact on the Company's results of operations or financial position.

    EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the first quarter of 2002 and addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of this EITF Issue will not have a material impact on its results of operations or financial position.

    Impact of Inflation

    The Company's results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes the effects of inflation, if any, on the results of operations and financial condition have been minor.

    Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of May 5, 2001 has not significantly changed since February 3, 2001. Information regarding the Company's financial instruments and market risk as of February 3, 2001 is disclosed in the Company's 2000 Annual Report on Form 10-K.

      PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

      On January 13, 1999, two complaints were filed against the Company and its subsidiary, Lane Bryant, Inc., as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, filed in the United States District Court for the Central District of California, Western Division, alleges violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. On September 29, 1999, the United States District Court for the Central District of California, Western Division, transferred the case to the United States District Court for the District of Hawaii. A first amended complaint was filed on April 28, 2000, which added additional defendants but did not otherwise substantively alter either the claims alleged or relief sought. On June 23, 2000, the United States District Court for the District of Hawaii transferred the case to the United States District Court for the District of the Northern Mariana Islands, and on July 7, 2000 denied plaintiffs' motion for reconsideration of the transfer order. Plaintiffs filed a Petition for a Writ of Mandamus challenging the transfer order and Motion for Emergency Stay which was denied by a panel of the U.S. 9th Circuit Court of Appeals on March 22, 2001. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 21, 2001. The matters voted upon and the results of the voting were as follows:

a)	Eugene M. Freedman, V. Ann Hailey, David T. Kollat, and Leslie H. Wexner were elected to the Board of Directors for a term of three years. Of the 372,020,805 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows, with respect to each of the nominees:
Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld

Eugene M. Freedman	368,872,082	3,148,723

V. Ann Hailey	368,934,680	3,086,125

David T. Kollat	368,832,436	3,188,369

Leslie H. Wexner	328,191,905	43,828,900
In addition, directors whose term of office continued after the Annual Meeting were: Leonard Schlesinger, Donald B. Shackelford, Martin Trust, Raymond Zimmerman, E. Gordon Gee, Alex Shumate, Allan R. Tessler, and Abigail S. Wexner.

b)	The Company's Certificate of Incorporation previously authorized the issuance of 510,000,000 shares of Capital Stock, of which 500,000,000 shares were Common Stock and 10,000,000 shares were Preferred Stock. The shareholders were asked to consider and vote upon a proposal to amend the Company's Certificate of Incorporation to increase the number of shares of Common Stock that the Company is authorized to issue from 500,000,000 to 1,000,000,000. Of the 372,020,805 shares present in person or represented by proxy at the meeting, 347,225,290 shares were voted for the proposal, 22,739,548 shares were voted against the proposal, and 2,055,967 shares abstained from voting with respect to the proposal.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.1	Certificate of Amendment of Certificate of Incorporation, dated May 31, 2001.

12.	Statement re: Computation of Ratio of Earnings to Fixed Charges.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

(b)	Reports on Form 8-K.

None.

      SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      THE LIMITED, INC.
      (Registrant)

	By	/s/ V. Ann Hailey

V. Ann Hailey, Executive Vice President and Chief Financial Officer*

Date: June 18, 2001

*Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.