Form 10-Q
period 2001-08-04
LIMITED INC
filed 2001-09-17
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2001

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 31, 2001

428,599,158 Shares

THE LIMITED, INC.

Safe Harbor Statement Under The Private Securities Litigation Act Of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q ("Report") or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company's manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production and availability of suitable store locations on appropriate terms. See the Company's Annual Report on Form 10-K for a more detailed discussion of these matters and other risk factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2001	July 29, 2000	August 4, 2001	July 29, 2000
Net sales	$2,192,111	$2,289,317	$4,318,956	$4,414,303
Costs of goods sold, buying and occupancy	(1,500,145)	(1,546,899)	(2,956,442)	(2,973,838)

Gross income	691,966	742,418	1,362,514	1,440,465
General, administrative and store operating expenses	(614,949)	(585,344)	(1,222,741)	(1,156,342)

Operating income	77,017	157,074	139,773	284,123
Interest expense	(8,410)	(12,671)	(16,696)	(26,679)
Other income, net	7,145	11,065	13,051	20,835
Minority interest	(11,304)	(15,895)	(16,989)	(26,756)
Gains on sale of stock by subsidiary and investee	62,102	—	62,102	—

Income before income taxes	126,550	139,573	181,241	251,523
Provision for income taxes	55,000	62,000	79,000	111,000

Net income	$71,550	$77,573	$102,241	$140,523

Net income per share:
Basic	$0.17	$0.18	$0.24	$0.33

Diluted	$0.16	$0.17	$0.23	$0.31

Dividends per share	$0.075	$0.075	$0.15	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	August 4, 2001	February 3, 2001	July 29, 2000

	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$327,467	$563,547	$321,503
Accounts receivable	79,167	93,745	102,812
Inventories	1,153,581	1,157,140	1,214,807
Other	340,573	253,366	335,120

Total current assets	1,900,788	2,067,798	1,974,242
Property and equipment, net	1,445,791	1,394,619	1,253,698
Deferred income taxes	108,358	132,028	130,689
Other assets	547,002	493,677	498,187

Total assets	$4,001,939	$4,088,122	$3,856,816

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$315,936	$273,021	$311,536
Current portion of long-term debt	150,000	—	150,000
Accrued expenses	531,080	581,584	520,017
Income taxes	2,615	145,580	44,642

Total current liabilities	999,631	1,000,185	1,026,195
Long-term debt	250,000	400,000	400,000
Other long-term liabilities	222,843	228,397	229,732
Minority interest	140,702	143,085	101,717
Shareholders' equity:
Common stock	216,096	216,096	215,817
Paid-in capital	62,705	83,503	64,680
Retained earnings	2,203,828	2,167,869	1,947,306

	2,482,629	2,467,468	2,227,803
Less: treasury stock, at average cost	(93,866)	(151,013)	(128,631)

Total shareholders' equity	2,388,763	2,316,455	2,099,172

Total liabilities and shareholders' equity	$4,001,939	$4,088,122	$3,856,816

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Twenty-six Weeks Ended

	August 4, 2001	July 29, 2000

Operating activities:
Net income	$102,241	$140,523
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Gains on sale of stock by subsidiary and investee, net of tax	(37,102)	—
Depreciation and amortization	134,116	132,754
Minority interest, net of dividends paid	6,234	15,126
Change in assets and liabilities:
Accounts receivable	14,578	5,982
Inventories	3,559	(163,894)
Accounts payable and accrued expenses	(7,589)	39,528
Income taxes	(122,672)	(153,457)
Other assets and liabilities	(78,603)	(32,144)

Net cash provided by (used for) operating activities	14,762	(15,582)

Investing activities:
Capital expenditures	(209,822)	(150,255)
Net expenditures related to Easton real estate investment	(6,569)	(9,200)

Net cash used for investing activities	(216,391)	(159,455)

Financing activities:
Repayment of long-term debt	—	(100,000)
Repurchase of common stock, including transaction costs	—	(150,303)
Repurchase of Intimate Brands, Inc. common stock	—	(31,391)
Dividends paid	(64,444)	(63,377)
Proceeds from exercise of stock options and other	29,993	24,343

Net cash used for financing activities	(34,451)	(320,728)

Net decrease in cash and equivalents	(236,080)	(495,765)
Cash and equivalents, beginning of year	563,547	817,268

Cash and equivalents, end of period	$327,467	$321,503

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The consolidated financial statements as of and for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of and for the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Gains on Sale of Stock by Subsidiary and Investee

During the thirteen week period ended August 4, 2001, the Company recognized $62.1 million of pretax gains as a result of the initial public offerings ("IPO's") of Alliance Data Systems Corp. ("ADS") and Galyan's Trading Company, Inc. ("Galyan's"). ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Galyan's is a specialty retailer that sells outdoor and athletic equipment, apparel and footwear and accessories. Prior to the IPO's, the Company's ownership interest in ADS and Galyan's was approximately 31% and 37%, respectively. Subsequent to the IPO's, the Company owns approximately 14.7 million shares of ADS common stock, representing a 20% ownership interest, and 3.9 million shares of Galyan's common stock, representing a 22% ownership interest. Deferred taxes were provided on the gains using the Company's effective tax rate. The investments are accounted for using the equity method.

The market value of the Company's investments in ADS and Galyan's common stock at August 4, 2001 was $227 million and $47 million, respectively.

3.	Earnings Per Share and Shareholders' Equity

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding. Additionally, earnings per diluted share includes the impact of the dilutive options and restricted stock at IBI, which resulted in a $0.01 reduction to earnings per diluted share for the twenty-six week period ended July 29, 2000, but had no impact to any other reported periods.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2001	2000	2001	2000

Common shares issued	432,191	432,191	432,191	431,338
Treasury shares	(4,604)	(3,575)	(5,228)	(1,788)

Basic shares	427,587	428,616	426,963	429,550
Dilutive effect of stock options and restricted shares	8,245	17,613	8,788	16,218

Diluted shares	435,832	446,229	435,751	445,768

The quarterly computation of earnings per diluted share excludes options to purchase 7.2 million and 0.1 million shares of common stock at August 4, 2001 and July 29, 2000, and the year-to-date computation of earnings per diluted share excludes options to purchase

7.3 million and 1.1 million shares, because the options' exercise prices were greater than the average market price of the common shares during the period.

4.	Inventories

The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a first-in first-out basis, using the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for inventory markdowns for the total selling season.

5.	Property and Equipment, Net

Property and equipment, net, consisted of (thousands):

	August 4,	February 3,	July 29,
	2001	2001	2000

Property and equipment, at cost	$3,287,885	$3,145,048	$2,983,484
Accumulated depreciation and amortization	(1,842,094)	(1,750,429)	(1,729,786)

Property and equipment, net	$1,445,791	$1,394,619	$1,253,698

6.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended August 4, 2001 and July 29, 2000 approximated $197.8 million and $264.5 million. Other current assets included net current deferred tax assets of $3.4 million and $40.1 million at August 4, 2001 and July 29, 2000. Income taxes payable included net current deferred tax liabilities of $14.1 million at February 3, 2001.

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

7.	Long-Term Debt

Unsecured long-term debt consisted of (thousands):

	August 4,	February 3,	July 29,
	2001	2001	2000

7 1/2% Debentures due March 2023	$250,000	$250,000	$250,000
7 4/5% Notes due May 2002	150,000	150,000	150,000
9 1/8% Notes due February 2001	—	—	150,000

	400,000	400,000	550,000
Less: current portion of long-term debt	150,000	—	150,000

	$250,000	$400,000	$400,000

The 7 ½% debentures may be redeemed at the option of the Company, in whole or in part, at any time on or after March 15, 2003, at declining premiums.

On July 13, 2001, the Company entered into a new $1.25 billion unsecured revolving credit facility (the "Facility"). The Facility is comprised of a $500 million 364-day agreement and a $750 million 5-year agreement. Borrowings outstanding under the Facility, if any, are due July 13, 2002 and July 13, 2006, respectively. The Facility has several borrowing and interest rate options, both fixed and variable rate. Fees payable under the Facility are based on the Company's long-term credit ratings, and currently approximate 0.1% (for the 364-day agreement) and 0.125% (for the 5-year agreement) of the committed amount per year.

The Facility requires the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at August 4, 2001.

The Facility supports the Company's commercial paper and letter of credit programs, which is used from time to time to fund working capital and other general corporate requirements. No commercial paper or amounts under the Facility (or the previous credit facility) were outstanding at August 4, 2001, February 3, 2001 and July 29, 2000.

The Company has a shelf registration statement, under which up to $250 million of debt securities and warrants to purchase debt securities may be issued.

Interest paid during the twenty-six weeks ended August 4, 2001 and July 29, 2000 was $17.2 million and $28.4 million, respectively.

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

Segment information as of and for the thirteen and twenty-six weeks ended August 4, 2001 and July 29, 2000 follows (in millions):

2001	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total

Thirteen weeks:

Net sales	$1,034	$1,151	$7	—		$2,192
Intersegment sales	150	—	—	($150	)(B)	—
Operating income (loss)	(40)	118	(1)	—		77

Twenty-six weeks:

Net sales	$2,123	$2,179	$17	—		$4,319
Intersegment sales	280	—	—	($280	)(B)	—
Operating income (loss)	(35)	178	(3)	—		140

Total assets	1,156	1,459	1,604	(217	)(C)	4,002

(A)	Included in the "Other" category are Henri Bendel, non-core real estate and corporate, including equity investments. None of the businesses included in "Other" are significant operating segments.

(B)	Represents intersegment sales elimination.

(C)	Represents intersegment receivable/payable elimination.

2000	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total

Thirteen weeks:

Net sales	$1,091	$1,191	$ 7	—		$2,289
Intersegment sales	153	—	—	($153)	(B)	—
Operating income (loss)	(13)	171	(1)	—		157

Twenty-six weeks:

Net sales	$2,161	$2,236	$17	—		$4,414
Intersegment sales	297	—	—	($297)	(B)	—
Operating income (loss)	—	287	(3)	—		284

Total assets	1,148	1,391	1,594	(276)	(C)	3,857

(A) - (C) See description under table on previous page.

9.	Subsequent Event

On August 16, 2001, the Company completed the sale of one of its apparel businesses, Lane Bryant, to Charming Shoppes, Inc. for $280 million of cash and 8.7 million shares of Charming Shoppes common stock valued at $55 million. The consideration received by the Company is subject to adjustment based on Lane Bryant's net tangible assets at closing.

As a result of the transaction, the Company owns approximately 8% of Charming Shoppes outstanding common stock, which it is prohibited from selling for one year.

The Company will continue to provide certain corporate services to Lane Bryant and will be reimbursed for its costs in accordance with a transition services agreement.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
The Limited, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Limited, Inc. and its subsidiaries (the "Company") as of August 4, 2001 and July 29, 2000, and the related consolidated statements of income for each of the thirteen and twenty-six week periods ended August 4, 2001 and July 29, 2000 and the consolidated statements of cash flows for each of the twenty-six week periods ended August 4, 2001 and July 29, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 3, 2001, and the related consolidated statements of income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Columbus, OH
August 23, 2001

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the second quarter of 2001 were $2.192 billion compared to $2.289 billion in 2000, as a 5% decline in comparable store sales was partially offset by sales from new stores. Operating income decreased to $77.0 million from $157.1 million in 2000. Net income decreased to $71.6 million from $77.6 million in 2000, and earnings per share decreased to $0.16 from $0.17 in 2000. Net income in 2001 included after-tax non-operating gains totaling $37.1 million as a result of the initial public offerings of Alliance Data Systems Corp. and Galyan's Trading Company, Inc., companies in which the Company has a noncontrolling ownership interest. Excluding these gains, net income for the second quarter of 2001 was $34.4 million and earnings per share were $0.08.

Net sales for the twenty-six weeks ended August 4, 2001 were $4.319 billion compared to $4.414 billion in 2000. Operating income decreased to $139.8 million from $284.1 million in 2000. Net income decreased 27% to $102.2 million from $140.5 million in 2000, and earnings per share decreased 26% to $0.23 from $0.31 in 2000. Excluding the non-operating gains discussed above, net income and earnings per share for the twenty-six weeks ended August 4, 2001 were $65.1 million and $0.15.

Financial Summary

The following summarized financial and statistical data compares reported results for the thirteen week and twenty-six week periods ended August 4, 2001 to the comparable periods for 2000:

	Second Quarter			Year - to - Date

	2001	2000	Change	2001	2000	Change

Net Sales (millions):

Express	$321	$331	(3%)	$670	$671	0%
Lerner New York	194	212	(8%)	422	430	(2%)
Lane Bryant	231	235	(2%)	468	452	4%
Limited Stores	131	147	(11%)	276	302	(9%)
Structure	114	125	(9%)	216	236	(8%)
Other (principally Mast)	43	41	5%	71	70	1%

Total apparel businesses	$1,034	$1,091	(5%)	$2,123	$2,161	(2%)

Victoria's Secret Stores	$563	$552	2%	$1,043	$1,048	(1%)
Bath & Body Works	359	350	3%	679	651	4%
Victoria's Secret Direct	229	283	(19%)	455	525	(13%)
Other (principally Gryphon)	—	6	N/M	2	12	N/M

Total Intimate Brands	$1,151	$1,191	(3)%	$2,179	$2,236	(3%)

Henri Bendel	7	7	0%	17	17	0%

Total net sales	$2,192	$2,289	(4%)	$4,319	$4,414	(2%)

Operating Income (millions):

Apparel businesses	$(40)	$(13)	(208%)	$(35)	—	N/M
Intimate Brands	118	171	(31%)	178	$287	(38%)
Other	(1)	(1)	0%	(3)	(3)	0%

Total operating income	$77	$157	(51%)	$140	$284	(51%)

N/M - Not meaningful

	Second Quarter			Year - to - Date
	2001	2000		2001	2000

Comparable Store Sales:
Express	(4%)	12%		(1%)	14%
Lerner New York	(8%)	1%		(1%)	(1%)
Lane Bryant	0%	3%		3%	3%
Limited Stores	(5%)	0%		(3%)	4%
Structure	(10%)	(4%)		(8%)	(4%)

Total apparel businesses	(5%)	4%		(1%)	5%

Victoria's Secret Stores	(3%)	12%		(5%)	13%
Bath & Body Works	(9%)	3%		(8%)	5%

Total Intimate Brands	(5%)	9%		(6%)	10%

Henri Bendel	(2%)	(4%)		(3%)	3%

Total comparable store sales increase (decrease)	(5%)	6%		(4%)	7%

	Second Quarter			Year - to - Date
	2001	2000	Change	2001	2000	Change

Store Data:
Retail sales increase (decrease) attributable to net new (closed) and remodeled stores:
Apparel businesses	0%	(4%)		(1%)	(4%)
Intimate Brands	7%	7%		7%	7%

Retail sales per average selling square foot:
Apparel businesses	$63	$63	0%	$130	$124	5%
Intimate Brands	$123	$136	(10%)	$232	$258	(10%)

Retail sales per average store (thousands):
Apparel businesses	$336	$370	(1%)	$755	$728	4%
Intimate Brands	$372	$415	(10%)	$701	$788	(11%)

Average store size at end of quarter (selling square feet):
Apparel businesses	5,791	5,829	(1%)
Intimate Brands	3,014	3,051	(1%)

Selling square feet at end of quarter (thousands):
Apparel businesses	15,612	16,509	(5%)
Intimate Brands	7,599	6,727	13%

Number of Stores:
	Second Quarter		Year - to - Date

	2001	2000	2001	2000

Apparel and Other Businesses
Beginning of period	2,716	2,849	2,739	2,913
Opened	4	4	8	6
Closed	(23)	(20)	(50)	(86)

End of period	2,697	2,833	2,697	2,833

Intimate Brands
Beginning of period	2,439	2,144	2,390	2,110
Opened	83	64	134	102
Closed	(1)	(3)	(3)	(7)

End of period	2,521	2,205	2,521	2,205

	Number of Stores			Selling Sq. Ft. (thousands)

	August 4,	July 29,		August 4,	July 29,
	2001	2000	Change	2001	2000	Change

Express	661	677	(16)	4,253	4,348	(95)
Lerner New York	547	585	(38)	4,020	4,446	(426)
Lane Bryant	650	660	(10)	3,144	3,205	(61)
Limited Stores	382	422	(40)	2,358	2,569	(211)
Structure	456	488	(32)	1,837	1,941	(104)

Total apparel businesses	2,696	2,832	(136)	15,612	16,509	(897)

Victoria's Secret Stores	982	902	80	4,312	4,008	304
Bath & Body Works	1,539	1,303	236	3,287	2,719	568

Total Intimate Brands	2,521	2,205	316	7,599	6,727	872

Henri Bendel	1	1	—	35	35	—

Total stores and selling square feet	5,218	5,038	180	23,246	23,271	(25)

Net Sales

Net sales for the second quarter of 2001 were $2.192 billion compared to $2.289 billion for the same period in 2000. A 5% comparable store sales decrease and a 19% decrease in sales at Victoria's Secret Direct were partially offset by an increase in sales from the net addition of 316 stores at Intimate Brands, Inc. ("IBI").

At IBI, net sales for the second quarter of 2001 decreased 3% to $1.151 billion from $1.191 billion in 2000. The net sales decline was primarily due to a 5% comparable store sales decrease and a 19% decrease in sales at Victoria's Secret Direct, partially offset by an increase in sales from the net addition of 316 new stores (872,000 selling square feet). Victoria's Secret Stores' sales increased 2% to $563.0 million due to the net addition of 80 stores (304,000 selling square feet), partially offset by a 3% decrease in comparable store sales. Bath & Body Works' sales increased 3% to $358.9 million, due to the net addition of 236 new stores (568,000 selling square feet), partially offset by a 9% decrease in comparable store sales. Net sales at Victoria's Secret Direct decreased 19% to $229.1 million due to an acceleration of catalogue mailings into the first quarter as compared to last year, as well as unfavorable results in the clothing, sleepwear, shoes and accessory categories, partially offset by an increase in e-commerce sales.

At the apparel businesses, net sales for the second quarter of 2001 decreased 5% to $1.034 billion from $1.091 billion in 2000. The net sales decrease was primarily due to a comparable store sales decrease of 5%.

The 2001 year-to-date net sales were $4.319 billion compared to $4.414 billion in 2000. The sales decrease was due to a comparable store sales decrease of 4%, partially offset by an increase in sales from the net addition of 316 stores at IBI.

Gross Income

For the second quarter of 2001, the gross income rate (expressed as a percentage of net sales) decreased to 31.6% from 32.4% for the same period in 2000. The gross income rate decreased both at IBI and, to a lesser extent, at the apparel businesses.

The decrease in the gross income rate at IBI was principally due to an increase in the buying and occupancy expense rate due to the inability to achieve leverage on store-related costs as comparable store sales decreased 5%. In addition, the buying and occupancy expense rate increase was due to the continuing expansion of Bath & Body Works' stores into non-mall locations, which, although profitable, typically have higher occupancy costs as a percentage of net sales.

At the apparel businesses, the gross income rate decreased slightly, as an improved merchandise margin rate was more than offset by an increase in the buying and occupancy expense rate, due to the inability to achieve leverage as comparable store sales decreased 5%. The merchandise margin rate improved at Lane Bryant, Limited Stores and Structure, but decreased significantly at Express and Lerner New York.

The 2001 year-to-date gross income rate decreased to 31.5% from 32.6% in 2000. The decrease was principally due to the increase in buying and occupancy expense rate due to the inability to achieve leverage as comparable store sales decreased 4%. The merchandise margin rate was relatively flat compared to 2000.

General, Administrative and Store Operating Expenses

For the second quarter of 2001, the general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 28.1% from 25.5% last year. The rate increase was primarily due to overall increases in store selling expenses at IBI and the inability to achieve leverage due to the decrease in comparable store sales.

At IBI, general, administrative and store operating expenses increased 8% primarily due to higher store selling expenses resulting from the net addition of 316 new stores. At Victoria's Secret Stores, the general, administrative and store operating expense rate was relatively flat as lower marketing expenses offset the deleveraging impact of a comparable store sales decrease of 3%. At Bath & Body Works, the general, administrative and store operating expense rate increased significantly due to the inability to achieve leverage on a comparable store sales decrease of 9%. Bath & Body Works' general, administrative and store operating expenses increased due to higher store selling expenses resulting from a 21% increase in selling square feet.

The 2001 year-to-date general, administrative and store operating expense rate increased to 28.3% from 26.2% in 2000. The rate increase was primarily due to increases in store selling expenses and the inability to achieve leverage due to the decrease in comparable store sales.

Operating Income

The second quarter operating income rate (expressed as a percentage of net sales) decreased to 3.5% from 6.9% for the same period in 2000. The rate decrease was due to the 0.8% decrease in the gross income rate and the 2.5% increase in the general, administrative and store operating expense rate.

The year-to-date operating income rate was 3.2% in 2001 and 6.4% in 2000. The rate decrease was due to the 1.1% decrease in the gross income rate and the 2.1% increase in the general, administrative and store operating expense rate.

Interest Expense

	Second Quarter		Year - to - Date

	2001	2000	2001	2000

Average borrowings (millions)	$400.0	$667.2	$400.4	$664.4
Average effective interest rate	7.61%	7.60%	7.61%	8.03%

The company incurred $8.4 million in interest expense for the second quarter of 2001 compared to $12.7 million for the same period in 2000. Year-to-date interest expense decreased to $16.7 million in 2001 from $26.7 million in 2000. The decreases were primarily the result of decreased borrowing levels.

Other Income, Net

For the second quarter of 2001, other income, net was $7.1 million versus $11.1 million in 2000. Year-to-date other income, net was $13.1 million versus $20.8 million in 2000. The decreases were due to reduced interest income from lower invested cash balances, the result of debt repayments, stock repurchases during fiscal 2000 and capital expenditures.

Gains on Sale of Stock by Subsidiary and Investee

During the thirteen week period ended August 4, 2001, the Company recognized $62.1 million of pretax gains as a result of the initial public offerings ("IPO's") of Alliance Data Systems Corp. ("ADS") and Galyan's Trading Company, Inc. ("Galyan's"). ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Galyan's is a specialty retailer that sells outdoor and athletic equipment, apparel and footwear and accessories. Prior to the IPO's, the Company's ownership interest in ADS and Galyan's was approximately 31% and 37%, respectively. Subsequent to the IPO's, the Company owns approximately 14.7 million shares of ADS common stock, representing a 20% ownership interest, and 3.9 million shares of Galyan's common stock, representing a 22% ownership interest. Deferred taxes were provided on the gains using the Company's effective tax rate. The investments are accounted for using the equity method.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided from operating activities and funds available from commercial paper backed by bank credit agreements provide the resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (millions):

	August 4, 2001	February 3, 2001	July 29, 2000
Working capital	$901	$1,068	$948

Capitalization:
Long-term debt	$250	$400	$400
Shareholders' equity	2,389	2,316	2,099

Total capitalization	$2,639	$2,716	$2,499

Additional amounts available under credit agreements	$1,250	$1,000	$1,000

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

The Company's operations are seasonal in nature. As a result, the Company expects significant changes in certain asset and liability accounts between its fiscal year-end and subsequent interim periods. Consequently, the Company believes that comparing operating cash flow changes from the current interim period to similar changes from the previous year generally provides the best comparison, rather than analyzing the absolute current year activity. For investing and financing activities, the Company believes the absolute measure of current year activity generally provides the best comparison.

Net cash provided by operating activities was $14.8 million for the twenty-six weeks ended August 4, 2001 versus $15.6 million used for operating activities for the same period in 2000. The increase in cash provided by operating activities compared to a year ago was driven by a decrease in the growth of inventories, partially offset by lower net income and changes in other operating assets and liabilities which were primarily driven by the timing of certain payments.

In 2001, major investing activities included $210 million in capital expenditures (see "Capital Expenditures" section on page 22).

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

Capital Expenditures

Capital expenditures amounted to $210 million for the twenty-six weeks ended August 4, 2001 compared to $150 million for the same period in 2000. The increase in 2001 is primarily related to the timing of capital expenditures associated with new and remodeled stores. The Company accelerated the timing of these projects to complete the stores prior to the key fall selling period. Additionally, the Company made increased investments in information technology.

The Company anticipates spending approximately $450 million for capital expenditures in 2001, of which approximately $320 million will be for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures are primarily related to information technology and distribution centers. The Company expects that 2001 capital expenditures will be funded principally by net cash provided by operating activities.

Future Cash Flows

On August 16, 2001, the Company completed the sale of one of its apparel businesses, Lane Bryant, to Charming Shoppes, Inc. for $280 million of cash and 8.7 million shares of Charming Shoppes common stock valued at $55 million. The consideration received by the Company is subject to adjustment based on Lane Bryant's net tangible assets at closing.

Recently Issued Accounting Pronouncements

EITF Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the first quarter of 2002 and addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of this EITF Issue will not have a material impact on its results of operations or financial position.

On June 29, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also addresses the accounting for goodwill and other intangible assets. SFAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition, and will be effective in the first quarter of 2002. The Company is currently evaluating the impact of adopting SFAS No. 141 and SFAS No. 142.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of August 4, 2001 has not significantly changed since February 3, 2001. Information regarding the Company's financial instruments and market risk as of February 3, 2001 is disclosed in the Company's 2000 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On January 13, 1999, two complaints were filed against the Company, as well as other defendants, including many national retailers. Both complaints relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One complaint, on behalf of a class of unnamed garment workers, was filed in the United States District Court for the Central District of California, Western Division and subsequently transferred to the United States District Court for the Northern Mariana Islands. It alleged violations of federal statutes, the United States Constitution, and international law. On April 12, 1999, a motion to dismiss that complaint for failure to state a claim upon which relief can be granted was filed, and it remains pending. A first amended complaint was filed on April 28, 2000, which added additional defendants but did not otherwise substantively alter either the claims alleged or relief sought. The second complaint, filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and which alleges unfair business practices under California law, remains pending.

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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4.9.	Five-year revolving credit agreement dated as of July 13, 2001 among the Company, The Chase Manhattan Bank and the lenders listed therein.

4.10.	364-day revolving credit agreement dated as of July 13, 2001 among the Company, The Chase Manhattan Bank and the lenders listed therein.

11.	Statement re: Computation of Per Share Earnings.

12.	Statement re: Computation of Ratio of Earnings to Fixed Charges.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

(b)	Reports on Form 8-K.

None.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIMITED, INC. (Registrant)

By	/s/ V. Ann Hailey
V. Ann Hailey, Executive Vice President and Chief Financial Officer*

  Date: September 17, 2001

  *Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.