Form 10-Q
period 2001-11-03
LIMITED INC
filed 2001-12-14
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

__________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________ to______________

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 30, 2001 428,850,083 Shares

THE LIMITED, INC.

Safe Harbor Statement Under The Private Securities Litigation Act Of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q ("Report") or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2001 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company's manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production and availability of suitable store locations on appropriate terms. See the Company's Annual Report on Form 10-K for a more detailed discussion of these matters and other risk factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS
THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000
Net sales	$1,906,484	$2,168,375	$6,225,440	$6,582,678
Costs of goods sold, buying and occupancy	(1,339,899)	(1,448,820)	(4,296,341)	(4,422,658)

Gross income	566,585	719,555	1,929,099	2,160,020
General, administrative and store operating expenses	(583,127)	(615,095)	(1,805,868)	(1,771,437)
Special and nonrecurring item	170,000	—	170,000	—

Operating income	153,458	104,460	293,231	388,583
Interest expense	(8,674)	(14,826)	(25,370)	(41,505)
Other income, net	2,631	4,508	15,682	25,343
Minority interest	1,736	(6,911)	(15,253)	(33,667)
Gains on sale of stock by investees	—	—	62,102	—

Income before income taxes	149,151	87,231	330,392	338,754
Income tax expense	59,000	38,000	138,000	149,000

Net income	$90,151	$49,231	$192,392	$189,754

Net income per share:
Basic	$0.21	$0.12	$0.45	$0.44

Diluted	$0.21	$0.11	$0.44	$0.42

Dividends per share	$0.075	$0.075	$0.225	$0.225

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands)

	November 3, 2001	February 3, 2001	October 28, 2000
	(Unaudited)		(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$317,867	$563,547	$6,174
Accounts receivable	127,152	93,745	122,359
Inventories	1,343,329	1,157,140	1,581,682
Other	304,605	253,366	348,809

Total current assets	2,092,953	2,067,798	2,059,024
Property and equipment, net	1,391,215	1,394,619	1,352,563
Deferred income taxes	79,433	132,028	95,572
Other assets	593,140	493,677	509,092

Total assets	$4,156,741	$4,088,122	$4,016,251

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$386,772	$273,021	$411,359
Commercial paper	—	—	124,080
Current portion of long-term debt	150,000	—	150,000
Accrued expenses	550,113	581,584	512,162
Income taxes	13,847	145,580	7,220

Total current liabilities	1,100,732	1,000,185	1,204,821
Long-term debt	250,000	400,000	400,000
Other long-term liabilities	235,581	228,397	222,070
Minority interest	142,355	143,085	101,558
Shareholders’ equity:
Common stock	216,096	216,096	215,817
Paid-in capital	60,923	83,503	75,166
Retained earnings	2,253,657	2,167,869	1,963,890

	2,530,676	2,467,468	2,254,873

Less: treasury stock, at average cost	(102,603)	(151,013)	(167,071)

Total shareholders’ equity	2,428,073	2,316,455	2,087,802

Total liabilities and shareholders' equity	$4,156,741	$4,088,122	$4,016,251

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirty-nine Weeks Ended

	November 3, 2001		October 28, 2000
Operating activities:
Net income	$192,392		$189,754
Adjustments to reconcile net income to net cash
provided by (used for) operating activities
Special and nonrecurring item	(170,000)		—
Gains on sale of stock by investees	(62,102)		—
Depreciation and amortization	211,614		198,544
Minority interest, net of dividends paid	(961)		16,717
Change in assets and liabilities (net of effects from
sale of subsidiary):
Accounts receivable	(32,238)		(13,565)
Inventories	(295,058)		(530,769)
Accounts payable and accrued expenses Income taxes Other assets and liabilities	117,916 (79,138 (29,926	) )	129,755 (140,256 (51,899	) )

Net cash used for operating activities	(147,501)		(201,719)

Investing activities:
Proceeds from sale of subsidiary	280,000		—
Capital expenditures	(299,814)		(318,968)
Net expenditures related to Easton real estate investment	(9,319)		(20,149)

Net cash used for investing activities	(29,133)		(339,117)

Financing activities:
Net proceeds from commercial paper borrowing	—		124,080
Repayment of long-term debt	—		(100,000)
Repurchase of common stock, including transaction costs Repurchase of Intimate Brands, Inc. common stock Dividends paid Proceeds from exercise of stock options and other	— (7,794 (96,798 35,546	) )	(199,985 (31,391 (95,421 32,459	) ) )

Net cash used for financing activities	(69,046)		(270,258)

Net decrease in cash and equivalents	(245,680)		(811,094)
Cash and equivalents, beginning of year	563,547		817,268

Cash and equivalents, end of period	$317,867		$6,174

The accompanying Notes are an integral part of these Consolidated Financial Statements.

THE LIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2000 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Special and Nonrecurring Item

On August 16, 2001, the Company sold one of its apparel businesses, Lane Bryant, to Charming Shoppes, Inc. for $280 million of cash and 8.7 million shares of Charming Shoppes, Inc. common stock valued at $55 million. On December 12, 2001, the Company received additional Charming Shoppes, Inc. common stock valued at $4.3 million based on a final determination of Lane Bryant's net tangible assets at closing. The transaction resulted in a third quarter pretax gain of $170 million (net of $24 million of transaction costs) and a $68 million tax provision.

As a result of the transaction, the Company owns approximately 8% of Charming Shoppes, Inc. outstanding common stock, and is prohibited from selling the stock until August 16, 2002. The investment is accounted for using the cost method and is classified in the consolidated balance sheet as an available-for-sale security. The market value of our investment holdings at November 3, 2001 was $41.3 million.

The Company will continue to provide certain corporate services to Lane Bryant through a transition period under services agreements.

3.	Gains on Sale of Stock by Investees

During the thirteen week period ended August 4, 2001, the Company recognized $62.1 million of pretax gains as a result of the initial public offerings ("IPO's") of Alliance Data Systems Corp. ("ADS") and Galyan's Trading Company, Inc. ("Galyan's"). ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Galyan's is a specialty retailer that sells outdoor and athletic equipment, apparel and footwear and accessories. Prior to the IPO's, the Company's ownership interest in ADS and Galyan's was 31% and 37%, respectively. As of November 3, 2001, the Company owns 14.7 million shares of ADS common stock, representing a 20% ownership interest, and 4.2 million shares of Galyan's common stock, representing a 24% ownership interest. Deferred taxes were provided on the gains using the Company's effective tax rate. The investments are accounted for using the equity method.

The market values of the Company's investments in ADS and Galyan's common stock at November 3, 2001 were $234 million and $46 million, respectively.

4.	Earnings Per Share and Shareholders' Equity

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding. Additionally, earnings per diluted share includes the impact of the dilutive options and restricted stock at IBI, which resulted in a $0.01 reduction to earnings per diluted share for the thirty-nine week period ended October 28, 2000, but had no impact to any other reported periods.

Weighted average common shares outstanding (millions):

		Thirteen Weeks Ended		Thirty-nine Weeks Ended

		November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

	Common shares issued	432	432	432	432
	Treasury shares	(3)	(7)	(4)	(4)

	Basic shares	429	425	428	428
	Dilutive effect of stock
	options and restricted shares	4	16	7	16

	Diluted shares	433	441	435	444

	The quarterly computation of earnings per diluted share excludes options to purchase 17.8 million and 0.6 million shares of common stock at November 3, 2001 and October 28, 2000, and the year-to-date computation of earnings per diluted share excludes options to purchase 10.8 million and 0.8 million shares, because the options’ exercise prices were greater than the average market price of the common shares during the period.

5.	Inventories

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

6.	Property and Equipment, Net

	Property and equipment, net, consisted of (millions):

	November 3, 2001	February 3, 2001	October 28, 2000

Property and equipment, at cost	$3,092	$3,145	$3,101
Accumulated depreciation and
amortization	(1,701)	(1,750)	(1,748)

Property and equipment, net	$1,391	$1,395	$1,353

7.	Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirty-nine weeks ended November 3, 2001 and October 28, 2000 were $205.9 million and $268.0 million. Other current assets included net current deferred tax assets of $24.6 million at October 28, 2000. Income taxes payable included net current deferred tax liabilities of $11.1 million and $14.1 million at November 3, 2001 and February 3, 2001.

The Internal Revenue Service (IRS) has assessed the Company for additional taxes and interest for the years 1992 to 1998 relating to the undistributed earnings of foreign affiliates for which the Company has provided deferred taxes. On September 7, 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, in 1999 the Company made a $112 million payment of taxes and interest for the years 1992 to 1998 that reduced deferred tax liabilities. The Company continues to provide deferred taxes on the undistributed earnings of foreign affiliates, and management believes the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

8.	Long-Term Debt

Unsecured long-term debt consisted of (millions):

	November 3,	February 3,	October 28,
	2001	2001	2000

7 1/2% Debentures due March 2023	$250	$250	$250
7 4/5% Notes due May 2002	150	150	150
9 1/8% Notes due February 2001	—	—	150

	400	400	550
Less: current portion of long-term debt	150	—	150

	$250	$400	$400

The 7 ½% debentures may be redeemed, in whole or in part, at the option of the Company at any time on or after March 15, 2003, at declining premiums.

On July 13, 2001, the Company entered into a $1.25 billion unsecured revolving credit facility (the "Facility"). The Facility is comprised of a $500 million 364-day agreement and a $750 million 5-year agreement. Borrowings outstanding under the Facility, if any, are due July 13, 2002 and July 13, 2006, respectively. The Facility has several borrowing and interest rate options, both fixed and variable rate. Fees payable under the Facility are based on the Company's long-term credit ratings, and are 0.1% (for the 364-day agreement) and 0.125% (for the 5-year agreement) of the committed amount per year.

The Facility requires the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at November 3, 2001.

The Facility supports the Company's commercial paper and letter of credit programs, which are used from time to time to fund working capital and other general corporate requirements. Commercial paper outstanding at October 28, 2000 was $124.1 million. No commercial paper or amounts under the Facility (or the previous credit facility) were outstanding at November 3, 2001 or February 3, 2001.

The Company has a shelf registration statement under which up to $250 million of debt securities and warrants to purchase debt securities may be issued.

Interest paid during the thirty-nine weeks ended November 3, 2001 and October 28, 2000 was $27.9 million and $48.8 million, respectively.

9.	Segment Information

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

As a result of the transaction discussed in Note 2, the operating results of Lane Bryant are included in the "Other" category for all periods presented.

Segment information as of and for the thirteen and thirty-nine weeks ended November 3, 2001 and October 28, 2000 follows (in millions):

2001	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total

Thirteen weeks:

Net sales	$ 965	$ 906	$ 35	—		$1,906
Intersegment sales	185	—	—	($185	) (B)	—
Operating income (loss)	2	(13)	(6)	170	(D)	153

Thirty-nine weeks:

Net sales	$2,620	$3,084	$ 521	—		$6,225
Intersegment sales	553	—	—	($553	) (B)	—
Operating income (loss)	(60)	165	18	170	(D)	293

Total assets	1,063	1,725	1,866	(497	) (C)	4,157

(A)	Included in the “Other” category are Lane Bryant (through August 16, 2001), Henri Bendel, non-core real estate and corporate activities, including equity investments. None of the businesses included in “Other” are significant operating segments.

(B)	Represents intersegment sales elimination.

(C)	Represents intersegment receivable/payable elimination.

(D)	The 2001 special and nonrecurring item represents a $170 million gain from the sale of Lane Bryant (see Note 2).

2000	Apparel Businesses	Intimate Brands	Other (A)	Reconciling Items		Total

Thirteen weeks:

Net sales	$ 998	$ 944	$ 226	—		$2,168
Intersegment sales	221	—	—	($221	) (B)	—
Operating income	23	80	1	—		104

Thirty-nine weeks:

Net sales	$2,707	$3,180	$ 696	—		$6,583
Intersegment sales	567	—	—	($567	) (B)	—
Operating income	11	367	11	—		389

Total assets	1,087	1,685	1,824	(580	) (C)	4,016

(A)—(C) See description under 2001 table.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
The Limited, Inc.:

We have reviewed the accompanying consolidated balance sheets of The Limited, Inc. and its subsidiaries (the "Company") as of November 3, 2001 and October 28, 2000, and the related consolidated statements of income for each of the thirteen and thirty-nine week periods ended November 3, 2001 and October 28, 2000 and the consolidated statements of cash flows for each of the thirty-nine week periods ended November 3, 2001 and October 28, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
November 20, 2001

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the third quarter of 2001 were $1.906 billion compared to $2.168 billion in 2000. Excluding Lane Bryant's net sales in both periods (Lane Bryant was sold to Charming Shoppes, Inc. on August 16, 2001), net sales decreased 4% to $1.879 billion for the third quarter of 2001. Operating income increased to $153.5 million from $104.5 million in 2000. Net income increased to $90.2 million from $49.2 million in 2000, and earnings per share increased to $0.21 from $0.11 in 2000.

Net income in the third quarter of 2001 included an after-tax special and nonrecurring gain of $102 million related to the sale of Lane Bryant. Excluding this gain, the Company incurred a net loss for the third quarter of 2001 of $11.8 million or $.03 per share.

Net sales for the thirty-nine weeks ended November 3, 2001 were $6.225 billion compared to $6.583 billion in 2000. Excluding Lane Bryant's net sales in both periods, net sales decreased 3% to $5.730 billion for the thirty-nine weeks ended November 3, 2001. Operating income decreased to $293.2 million from $388.6 million in 2000. Net income increased to $192.4 million from $189.8 million in 2000, and earnings per share increased to $0.44 from $0.42 in 2000.

Net income for the thirty-nine weeks ended November 3, 2001 included: 1) after-tax non-operating gains totaling $37.1 million as a result of the initial public offerings of Alliance Data Systems Corp. and Galyan's Trading Company, Inc., companies in which the Company has a non-controlling ownership interest and 2) the special and nonrecurring gain from the sale of Lane Bryant. Excluding these gains, net income and earnings per share for the thirty-nine weeks ended November 3, 2001 were $53.3 million and $0.12.

Financial Summary

The following summarized financial and statistical data compares reported results for the thirteen week and thirty-nine week periods ended November 3, 2001 to the comparable periods for 2000 (millions):

	Third Quarter			Year-to-Date
	2001	2000	Change	2001	2000	Change
Net Sales:
Express	$389	$419	(7%)	$1,059	$1,090	(3%)
Lerner New York	220	237	(7%)	642	666	(4%)
Limited Stores	152	163	(7%)	428	465	(8%)
Structure	120	142	(15%)	336	378	(11%)
Other (principally Mast)	84	37	127%	155	108	44%

Total apparel businesses	$965	$998	(3%)	$2,620	$2,707	(3%)

Victoria's Secret Stores	$457	$462	(1%)	$1,500	$1,510	(1%)
Bath & Body Works	301	313	(4%)	979	964	2%
Victoria's Secret Direct	148	159	(7%)	603	684	(12%)
Other (principally Gryphon)	—	10	N/M	2	22	N/M

Total Intimate Brands	$906	$944	(4%)	$3,084	$3,180	(3%)

Lane Bryant (through August 16, 2001)	27	216	N/M	495	668	N/M
Henri Bendel	8	10	(20%)	26	28	(7%)

Total net sales	$1,906	$2,168	(12%)	$6,225	$6,583	(5%)

Operating Income (Loss):
Apparel businesses	$2	$23	(91%)	($60)	$11	N/M
Intimate Brands	(13)	80	(116%)	165	367	(55%)
Other	(6)	1	N/M	18	11	N/M

Sub-total	(17)	104	(116%)	123	389	(68%)
Special and nonrecurring item (a)	170	—	N/M	170	—	N/M

Total operating income	$153	$104	47%	$293	$389	(25%)

N/M - Not meaningful

(a) 2001 special and nonrecurring item: a $170 million gain resulting from the sale of Lane Bryant, which relates to the "Other" category.

	Third Quarter		Year-to-Date
	2001	2000	2001	2000
Comparable Store Sales:
Express	(4%)	18%	(2%)	16%
Lerner New York	(5%)	7%	(2%)	2%
Limited Stores	(3%)	4%	(3%)	4%
Structure	(10%)	2%	(9%)	(2%)

Total apparel businesses	(5%)	10%	(3%)	7%

Victoria’s Secret Stores	(5%)	8%	(5%)	11%
Bath & Body Works	(16%)	5%	(11%)	5%

Total Intimate Brands	(10%)	6%	(7%)	9%

Lane Bryant (through August 16, 2001)	N/M	5%	3%	4%
Henri Bendel	(17%)	(5%)	(8%)	0%

Total comparable store sales increase (decrease)	(7%)	8%	(5%)	7%

N/M—not meaningful

	Third Quarter			Year-to-Date
	2001	2000	Change	2001	2000	Change
Store Data:
Retail sales increase (decrease) attributable to net new (closed) and remodeled stores:
Apparel businesses	(4%)	(3%)		(2%)	(4%)
Intimate Brands	8%	8%		7%	8%
Retail sales per average selling square foot:
Apparel businesses	$ 71	$ 73	(3%)	$ 195	$ 193	1%
Intimate Brands	$ 98	$ 112	(13%)	$ 328	$ 366	(10%)
Retail sales per average store (thousands):
Apparel businesses	$ 430	$ 444	(3%)	$1,192	$1,187	0%
Intimate Brands	$ 296	$ 341	(13%)	$ 993	$1,113	(11%)
Average store size at end of quarter (selling square feet):
Apparel businesses	6,081	6,104	0%
Intimate Brands	3,023	3,026	0%
Selling square feet at end of quarter (thousands):
Apparel businesses	12,454	13,155	(5%)
Intimate Brands	7,872	7,072	11%

    Number of Stores:
	Third Quarter		Year-to-Date
	2001	2000	2001	2000
Apparel and Other Businesses
Beginning of period	2,697	2,833	2,739	2,913
Opened	20	10	28	16
Closed	(17)	(24)	(67)	(110)
Sale of Lane Bryant	(651)	—	(651)	—

End of period	2,049	2,819	2,049	2,819

Intimate Brands
Beginning of period	2,521	2,205	2,390	2,110
Opened	86	136	220	238
Closed	(3)	(4)	(6)	(11)

End of period	2,604	2,337	2,604	2,337

	Number of Stores			Selling Sq. Ft. (thousands)
	November 3, 2001	October 28, 2000	Change	November 3, 2001	October 28, 2000	Change
Express	669	677	(8)	4,291	4,342	(51)
Lerner New York	543	579	(36)	3,978	4,349	(371)
Limited Stores	382	418	(36)	2,359	2,547	(188)
Structure	454	481	(27)	1,826	1,917	(91)

Total apparel businesses	2,048	2,155	(107)	12,454	13,155	(701)

Victoria’s Secret Stores	1,003	927	76	4,437	4,094	343
Bath & Body Works	1,601	1,410	191	3,435	2,978	457

Total Intimate Brands	2,604	2,337	267	7,872	7,072	800

Lane Bryant (sold on August 16, 2001)	—	663	(663)	—	3,216	(3,216)
Henri Bendel	1	1	—	35	35	—

Total stores and selling square feet	4,653	5,156	(503)	20,361	23,478	(3,117)

Net Sales

Net sales for the third quarter of 2001 were $1.906 billion compared to $2.168 billion for the same period in 2000. Excluding Lane Bryant's net sales in both periods, net sales decreased 4% to $1.879 billion due to a 7% comparable store sales decrease and a 7% decrease in sales at Victoria's Secret Direct. The events of September 11th and the overall economic environment negatively impacted sales for the quarter. These declines were partially offset by an increase in sales from the net addition of 267 stores (800,000 selling square feet) at Intimate Brands, Inc. ("IBI").

At IBI, net sales for the third quarter of 2001 decreased 4% to $905.6 million from $944.0 million for the same period in 2000. The net sales decline was primarily due to a 10% comparable store sales decrease and a sales decline at Victoria's Secret Direct, partially offset by an increase in sales from the net addition of 267 new stores (800,000 selling square feet). Victoria's Secret Stores' sales decreased 1% to $457.0 million due to a 5% decrease in comparable store sales, partially offset by the net addition of 76 stores (343,000 selling square feet). Bath & Body Works' sales decreased 4% to $300.6 million due to a 16% decrease in comparable store sales, partially offset by the net addition of 191 new stores (457,000 selling square feet). Net sales at Victoria's Secret Direct decreased 7% to $148.0 million due to unfavorable results in the clothing categories and a 5% decrease in the number of books mailed, partially offset by an increase in e-commerce sales.

At the apparel businesses, net sales for the third quarter of 2001 decreased 3% to $964.8 million from $998.1 million in 2000. The net sales decrease was primarily due to a comparable store sales decrease of 5%, partially offset by an increase in Mast third party sales as a result of sales to Lane Bryant, which became a third party subsequent to August 16, 2001.

The 2001 year-to-date net sales were $6.225 billion compared to $6.583 billion in 2000. The sales decrease was due to a comparable store sales decrease of 5% and the loss of Lane Bryant sales after the August 16, 2001 sale of the business, partially offset by an increase in sales from the net addition of 267 stores at IBI.

Gross Income

For the third quarter of 2001, the gross income rate (expressed as a percentage of net sales) decreased to 29.7% from 33.2% for the same period in 2000. The gross income rate decreased both at IBI and, to a lesser extent, at the apparel businesses.

At IBI, the decrease in the gross income rate was due to an increase in the buying and occupancy expense rate and a lower merchandise margin rate. The increased buying and occupancy expense rate was due to the inability to achieve leverage on store-related costs as comparable store sales decreased 10%. In addition, the buying and occupancy expense rate increase was due to the expansion of Bath & Body Works' stores into non-mall locations, which, although profitable, typically have higher occupancy costs as a percentage of net sales. The decrease in the merchandise margin rate was primarily due to higher markdowns resulting, in part, from the difficult economic environment.

At the apparel businesses, the decrease in the gross income rate was primarily due to a lower merchandise margin rate and an increase in the buying and occupancy expense rate, resulting from the inability to achieve leverage as comparable store sales decreased 5%. The merchandise margin rate improved at Lerner New York, Limited Stores and Structure, but decreased at Express. Additionally, Mast had an unfavorable impact on Apparel merchandise margins due to an increase in third party sales, which earn a lower merchandise margin than retail sales. The increase in Mast third party sales resulted from sales to Lane Bryant, which became a third party subsequent to August 16, 2001.

The 2001 year-to-date gross income rate decreased to 31.0% from 32.8% in 2000. The decrease was principally driven by an increase in the buying and occupancy expense rate due to the inability to achieve leverage as comparable store sales decreased 5%. The merchandise margin rate was relatively flat compared to 2000.

General, Administrative and Store Operating Expenses

For the third quarter of 2001, the general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 30.6% from 28.4% last year. The increase was driven primarily by a rate increase at IBI, which resulted from the 10% decrease in comparable store sales. Additionally, store selling expenses increased at IBI as a result of the net addition of 267 new stores (800,000 selling square feet).

The 2001 year-to-date general, administrative and store operating expense rate increased to 29.0% from 26.9% in 2000. The rate increase was primarily due to increases in store selling expenses and the inability to achieve leverage due to the decrease in comparable store sales.

Special and Nonrecurring Item

On August 16, 2001, the Company sold one of its apparel businesses, Lane Bryant, to Charming Shoppes, Inc. for $280 million of cash and 8.7 million shares of Charming Shoppes, Inc. common stock valued at $55 million. On December 12, 2001, the Company received additional Charming Shoppes, Inc. common stock valued at $4.3 million based on a final determination of Lane Bryant's net tangible assets at closing. The transaction resulted in a third quarter pretax gain of $170 million (net of $24 million of transaction costs) and a $68 million tax provision.

Operating Income

The third quarter operating income rate (expressed as a percentage of net sales) was 8.0% in 2001, including $170 million, or 8.9% of special and nonrecurring income. The third quarter operating income rate in 2000 was 4.8%. Excluding the special and nonrecurring item in 2001, the decrease in the operating income (loss) rate from 4.8% to (0.9%) was due to the 3.5% decrease in the gross income rate and the 2.2% increase in the general, administrative and store operating expense rate.

The year-to-date operating income rate was 4.7% in 2001, including $170 million, or 2.7% of special and nonrecurring income. The year-to-date operating income rate in 2000 was 5.9%. Excluding the special and nonrecurring item in 2001, the decrease in the operating income rate from 5.9% to 2.0% was due to the 1.8% decrease in the gross income rate and the 2.1% increase in the general, administrative and store operating expense rate.

Interest Expense

	Third Quarter		Year - to - Date
	2001	2000	2001	2000

Average borrowings (millions)	$400.0	$741.4	$400.3	$690.1
Average effective interest rate	7.61%	8.00%	7.61%	8.02%

The company incurred $8.7 million in interest expense for the third quarter of 2001 compared to $14.8 million for the same period in 2000. Year-to-date interest expense decreased to $25.4 million in 2001 from $41.5 million in 2000. The decreases were primarily the result of decreased borrowing levels.

Other Income, Net

For the third quarter of 2001, other income, net was $2.6 million versus $4.5 million in 2000. The decrease was primarily due to a decrease in the average effective interest rate, which more than offset higher invested cash balances resulting from the $280 million in cash proceeds from the sale of Lane Bryant.

Year-to-date other income, net was $15.7 million versus $25.3 million in 2000. The decrease was due to lower average effective interest rates and lower invested cash balances during the first half of the year as a result of debt repayments and stock repurchases in 2000.

Gains on Sale of Stock by Investees

During the thirteen week period ended August 4, 2001, the Company recognized $62.1 million of pretax gains as a result of the initial public offerings ("IPO's") of Alliance Data Systems Corp. ("ADS") and Galyan's Trading Company, Inc. ("Galyan's"). ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Galyan's is a specialty retailer that sells outdoor and athletic equipment, apparel and footwear and accessories. Prior to the IPO's, the Company's ownership interest in ADS and Galyan's was approximately 31% and 37%, respectively. As of November 3, 2001, the Company owns approximately 14.7 million shares of ADS common stock, representing a 20% ownership interest, and 4.2 million shares of Galyan's common stock, representing a 24% ownership interest. Deferred taxes were provided on the gains using the Company's effective tax rate. The investments are accounted for using the equity method.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash provided from operating activities and funds available from commercial paper backed by bank credit agreements provide the resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. A summary of the Company's working capital position and capitalization follows (millions):

	November 3, 2001	February 3, 2001	October 28, 2000

Working capital	$992	$1,068	$854

Capitalization:
Long-term debt	$250	$400	$400
Shareholders' equity	2,428	2,316	2,088

Total capitalization	$2,678	$2,716	$2,488

Additional amounts available under
credit agreements	$1,250	$1,000	$876

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

The Company's operations are seasonal in nature, leading to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods. Consequently, the Company analyzes operating cash flows by comparing the current interim period changes to the prior interim period changes.

Net cash used for operating activities was $147.5 million for the thirty-nine weeks ended November 3, 2001 versus $201.7 million for the same period in 2000. The decrease in cash used for operating activities compared to a year ago was primarily driven by a decrease in inventory purchases, partially offset by lower net income (excluding the gain on the sale of Lane Bryant and the gains on sale of stock by investees).

Investing activities in 2001 primarily included cash proceeds of $280 million from the sale of Lane Bryant, offset by $300 million in capital expenditures.

Financing activities in 2001 primarily consisted of the quarterly dividend payments of $0.075 per share. Further, IBI repurchased 0.8 million shares of common stock from its public shareholders for $7.8 million.

Financing activities in 2000 primarily included net proceeds of $124.1 million from commercial paper borrowing, the repayment of $100 million Series C floating rate notes and the quarterly dividend payments of $0.075 per share. In addition, the Company repurchased 8.7 million shares of common stock for $200.0 million. Also, in 2000, IBI repurchased 1.4 million shares from its public shareholders for $31.4 million and 7.4 million shares from The Limited, Inc. for $166.5 million, which had no cash flow impact to The Limited, Inc.

Capital Expenditures

Capital expenditures amounted to $299.8 million for the thirty-nine weeks ended November 3, 2001 compared to $319.0 million for the same period in 2000. The decrease in 2001 is primarily related to a decrease in the number of new and remodeled stores, partially offset by increased investments in information technology.

The Company anticipates spending approximately $435 million for capital expenditures in 2001, of which approximately $290 million will be for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures are primarily related to information technology and distribution centers. The Company expects that 2001 capital expenditures will be funded by net cash provided by operating activities.

Recently Issued Accounting Pronouncements

Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives," will be effective in the first quarter of 2002 and addresses the accounting for, and classification of, various sales incentives. The Company has determined that adopting the provisions of this EITF Issue will not have a material impact on its results of operations or financial position.

On June 29, 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and also addresses the accounting for goodwill and other intangible assets. SFAS No. 142 addresses the accounting for goodwill and other intangible assets subsequent to their acquisition, and will be effective in the first quarter of 2002. The Company is assessing the provisions of SFAS No. 141 and SFAS No. 142 and does not expect the adoption of these statements to have a material impact on its results of operations or its financial position.

In August 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" and is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact of adopting SFAS No. 144.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of November 3, 2001 has not significantly changed since February 3, 2001. Information regarding the Company's financial instruments and market risk as of February 3, 2001 is disclosed in the Company's 2000 Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On January 13, 1999, two lawsuits were filed against the Company, as well as other defendants, including many national retailers. Both lawsuits relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One lawsuit, on behalf of a class of unnamed garment workers, was filed in the United States District Court for the Central District of California, Western Division and subsequently transferred to the United States District Court for the Northern Mariana Islands. It alleged violations of federal statutes, the United States Constitution, and international law. A first amended complaint was filed on April 28, 2000, which added additional defendants but did not otherwise substantively alter either the claims alleged or relief sought. On November 26, 2001, a motion to dismiss the first amended complaint for failure to state a claim upon which relief can be granted was granted in part and denied in part. The second lawsuit was filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and alleges unfair business practices under California law. A motion for summary judgment on that complaint was filed on October 30, 2001, and remains pending.

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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

*10.	Stock Purchase Agreement dated as of July 9, 2001 among Charming Shoppes, Inc., Venice Acquisition Corporation, LFAS, Inc. and The Limited, Inc. related to the Purchase and Sale of 100% of the Common Stock of LBH, Inc.

11.	Statement re: Computation of Per Share Earnings.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

(b)	Reports on Form 8-K.

None.

* Schedules omitted. The Registrant will furnish a supplementary copy of any omitted schedule to the Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE LIMITED, INC.
(Registrant)

	By	/s/ V. Ann Hailey

V. Ann Hailey, Executive Vice President and Chief Financial Officer*

Date: December 14, 2001

*Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.