Form 10-K
period 2002-02-02
LIMITED INC
filed 2002-04-22
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 2, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of April 12, 2002: $8,022,139,455.

Number of shares outstanding of the registrant’s Common Stock as of April 12, 2002: 518,873,726.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s annual report to shareholders for the fiscal year ended February 2, 2002 are incorporated by reference into Part I, Part II and Part IV, and portions of the registrant’s proxy statement for the Annual Meeting of Shareholders scheduled for May 20, 2002 are incorporated by reference into Part III.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K (“Report”) or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward–looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company’s products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production and availability of suitable store locations on appropriate terms.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1.    BUSINESS.

GENERAL.

The Limited, Inc., a Delaware corporation (including its subsidiaries, the “Company”), sells women’s and men’s apparel, women’s intimate apparel and personal care products under various trade names through its specialty retail stores and direct response (catalog and e-commerce) businesses. Merchandise is targeted to appeal to customers in various market segments that have distinctive consumer characteristics.

DESCRIPTION OF OPERATIONS .

General.

As of February 2, 2002, the Company conducted its business in two primary segments: (1) the apparel segment, which derives its revenues from the sale of women’s and men’s apparel; and (2) Intimate Brands, Inc. (“IBI”) (a corporation in which the Company, as of February 2, 2002, held an 84% interest), which derives its revenues from the sale of women’s intimate and other apparel, personal care products and accessories.

On March 21, 2002, the Company completed a tax-free tender offer and merger which resulted in the acquisition of the remaining IBI minority interest. The total purchase price was approximately $1.6 billion, based on approximately 89 million Limited common shares issued or to be issued in the transaction. See Note 14 of the Notes to the Consolidated Financial Statements in the Company’s 2001 Annual Report, incorporated herein by reference, for additional information regarding this transaction.

The following chart reflects the retail businesses and the number of stores in operation for each segment at February 2, 2002 and February 3, 2001.

	NUMBER OF STORES
RETAIL BUSINESSES
	February 2, 2002	February 3, 2001
Apparel Businesses
Express	667	667
Lerner New York	522	560
Limited Stores	368	389
Structure	439	469

Total apparel businesses	1,996	2,085

Intimate Brands
Victoria’s Secret Stores	1,002	958
Bath & Body Works	1,615	1,432

Total Intimate Brands	2,617	2,390

Other
Henri Bendel	1	1
Lane Bryant	—	653

Total	4,614	5,129

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal Year	Beginning of Year	Acquired	Opened	Closed	Businesses Disposed of or Closed	End of Year
1997	5,633	—	315	(190)	(a) (118)	5,640
1998	5,640	—	251	(350)	(b) (159)	5,382
1999	5,382	—	295	(301)	(c) (353)	5,023
2000	5,023	—	330	(224)	—	5,129
2001	5,129	—	275	(137)	(d) (653)	4,614

(a)	Represents Cacique stores at the January 31, 1998 closure of that business.
(b)	Represents A&F stores at the May 19, 1998 split-off.
(c)
Represents 18 Galyan’s Trading Co. stores at August 31, 1999 (the date of the third party purchase of a 60% majority interest in Galyan’s Trading Co. ) and 335 Limited Too stores at the August 23, 1999 spin-off.

(d)	Represents Lane Bryant stores at August 16, 2001, the date of sale to Charming Shoppes, Inc.

The Company also owns Mast Industries, Inc., a contract manufacturer and apparel importer.

During fiscal year 2001, the Company purchased merchandise from approximately 2,900 suppliers and factories located throughout the world. In addition to purchases through Mast, the Company purchases merchandise directly in foreign markets and in the domestic market, some of which is manufactured overseas. The Company purchased approximately 10% of its merchandise from a single manufacturer, the loss of which would not have a material adverse effect on the Company’s ability to source its products.

Most of the merchandise and related materials for the Company’s stores is shipped to the Company’s distribution centers in the Columbus, Ohio area. The Company uses common and contract carriers to distribute merchandise and related materials to its stores. The Company’s businesses generally have independent distribution capabilities and no business receives priority over any other business.

The Company’s policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers an appropriate selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns as required to keep merchandise fresh and current with fashion trends.

The Company views the retail apparel market as having two principal selling seasons, spring and fall. As is generally the case in the retail apparel industry, the Company experiences its peak sales activity during the fall season. This seasonal sales pattern results in increased inventory during the fall and Christmas holiday selling periods. During fiscal year 2001, the highest month-end inventory level was $1.4 billion at November 2001 and the lowest inventory level was $957 million at December 2001.

Merchandise sales are paid for with cash, by personal check, and with credit cards issued by third parties, including Alliance Data Systems, which is approximately 20%-owned by the Company.

The Company offers its customers a return policy stated as “No Sale is Ever Final.” The Company believes that certain of its competitors offer similar service policies.

The following is a brief description of each of the Company’s operating businesses, including their respective target markets.

APPAREL BUSINESSES

Express—is a leading specialty retailer of women’s sportswear and accessories. Express’ strategy is to offer new, international fashion to its base of young, style-driven women. Launched in 1980, Express had net sales of $1.542 billion in 2001 and operated 667 stores in 46 states.

Lerner New York—is a leading mall-based specialty retailer of women’s apparel. The business’s strategy is to offer competitively priced women’s fashion with its New York & Company brand. Originally founded in 1918, Lerner New York was purchased by The Limited in 1985. Lerner New York had net sales of $940 million in 2001 and operated 522 stores in 43 states.

Limited Stores—is a mall-based specialty store retailer. The business’s strategy is to focus on sophisticated sportswear for modern American women. Founded in 1963, Limited Stores had net sales of $618 million in 2001 and operated 368 stores in 45 states.

Structure—is a leading specialty retailer of men’s apparel and is being rebranded as Express Men’s. Structure had net sales of $502 million in 2001 and operated 439 stores in 43 states.

INTIMATE BRANDS

Victoria’s Secret Stores—is the leading specialty retailer of women’s intimate apparel and related products. Victoria’s Secret Stores had net sales of $2.403 billion in 2001 and operated 1,002 stores nationwide.

Victoria’s Secret Beauty—is a leading specialty retailer of high quality beauty products. Victoria’s Secret Beauty had net sales of $562 million in 2001 and operated 96 stand-alone stores, 399 side-by-side locations and niches within Victoria’s Secret lingerie stores. Victoria’s Secret Beauty stores and sales are consolidated within Victoria’s Secret Stores in the preceding paragraph and in the 2001 Annual Report.

Victoria’s Secret Direct—is a leading catalog and e-commerce retailer of intimate and other women’s apparel. Through its web site, www.VictoriasSecret.com, certain of its products may be purchased worldwide. Victoria’s Secret Direct mailed approximately 374 million catalogs and had net sales of $869 million in 2001.

Bath & Body Works—is the leading specialty retailer of personal care products. Launched in 1990, Bath & Body Works, which also operates the White Barn Candle Company, had net sales of $1.747 billion in 2001 and operated 1,615 stores nationwide.

OTHER

Henri Bendel—operates a single specialty store in New York City which features fashions for sophisticated, higher-income women. The business had net sales of $36 million in 2001.

Lane Bryant—is the leading specialty store retailer of women’s apparel, offering knit tops, sweaters, pants, jeans and intimate apparel for women size 14-plus. Originally founded in 1900, Lane Bryant was acquired by The Limited in 1982. Prior to its sale to Charming Shoppes, Inc. on August 16, 2001, Lane Bryant had net sales of $495 million in 2001 and operated 653 stores.

Additional information about the Company’s business, including its revenues and profits for the last three years and selling square footage, is set forth under the caption “Management’s Discussion and Analysis” of the 2001 Annual Report and is incorporated herein by reference. For the financial results of the Company’s reportable operating segments, see Note 13 of the Notes to the Consolidated Financial Statements included in the 2001 Annual Report, incorporated herein by reference.

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

ASSOCIATE RELATIONS.

On February 2, 2002, the Company employed approximately 100,300 associates, 71,600 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

ITEM 2.    PROPERTIES.

The Company’s business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York; Andover, Massachusetts; Kettering, Ohio; Rio Rancho, New Mexico; Paramus, New Jersey; Hong Kong and London, England.

The distribution and shipping facilities owned by the Company consist of seven buildings located in the Columbus, Ohio area. Excluding office space, these buildings comprise approximately 6.1 million square feet.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years, with options to renew at varying terms. The leases expire at various dates between 2002 and 2028.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements. The cost of improvements varies widely, depending on the design, size and location of the store. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants.

ITEM 3.    LEGAL PROCEEDINGS.

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On January 13, 1999, two lawsuits were filed against the Company, as well as other defendants, including many national retailers. Both lawsuits relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One lawsuit, on behalf of a class of unnamed garment workers, was filed in the United States District Court for the Central District of California, Western Division and subsequently transferred to the United States District Court for the Northern Mariana Islands. It alleged violations of federal statutes, the United States Constitution, and international law. A first amended complaint was filed on April 28, 2000, which added additional defendants but did not otherwise substantively alter either the claims alleged or relief sought. On November 26, 2001, a motion to dismiss the first amended complaint for failure to state a claim upon which relief can be granted was granted in part and denied in part. A second amended complaint, which added neither new parties nor claims but realleged claims previously dismissed, was filed on December 17, 2001. A motion to dismiss the second amended complaint was filed on January 14, 2002, and remains pending. The second lawsuit was filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and alleges unfair business practices under California law. A motion for summary judgment on that complaint was filed on October 30, 2001, and remains pending.

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s board of directors and the Company, as nominal defendant. The actions thereafter were consolidated. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the “Contingent Stock Redemption Agreement”) constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a “wasteful transaction in its own right.” On July 30, 1999, all defendants moved to dismiss the complaint, both on the ground that it failed to allege facts showing that demand on the board to institute such an action would be futile and for failure to state a claim. Plaintiffs did not respond to that motion, but on February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the “amended complaint”), which makes allegations similar to the first complaint concerning the rescission of the Contingent Stock Redemption Agreement and the 1999 issuer tender offer and adds allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000 and oral argument was heard on March 28, 2001. On March 27, 2002, the Court granted the motion in part and denied the motion in part.

Beginning on February 5, 2002 and continuing thereafter, a total of thirteen separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public shareholders of Intimate Brands, Inc. (“IBI”) relating to the announcement by the Company that it was commencing an exchange offer for the outstanding public shares of common stock of IBI. The actions were consolidated under the caption In re Intimate Brands Inc. Shareholders Litig., Cons. C.A. No. 19382. Separately, two actions advancing similar allegations and making similar claims on behalf of IBI shareholders were filed in the Ohio Court of Common Pleas in Franklin County, Ohio, styled Cameron v. Wexner, et al., Case No. 02-CVH-021342 and Zenderman v. Wexner, et al., Case No. 02-CVH-021636. As subsequently amended, these actions generally named as defendants the Company, IBI and the members of IBI’s board of directors, challenged the Company’s disclosures to IBI shareholders in connection with the exchange offer, alleged that the exchange offer amounted to a breach of fiduciary duty or was otherwise unlawful and made various related claims and allegations. On March 6, 2002, the parties reached an agreement in principle to settle these actions which was subsequently set forth in a memorandum of understanding dated March 19, 2002. The settlement is subject to a number of conditions, including completion of confirmatory discovery satisfactory to plaintiffs’ counsel, negotiation and execution of definitive settlement documents and approval of the proposed settlement by the Delaware Court of Chancery.

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

Leslie H. Wexner, 64, has been Chairman of the Board of Directors of the Company for more than five years and its President and Chief Executive Officer since he founded the Company in 1963.

V. Ann Hailey, 51, was appointed to the Board of Directors of the Company on March 1, 2001 and has been Executive Vice President and Chief Financial Officer of the Company since August 1997. Ms. Hailey was Senior Vice President and Chief Financial Officer of The Pillsbury Co. from 1994 to 1997.

Leonard A. Schlesinger, 49, has been a member of the Board of Directors of the Company since 1996 and has been Executive Vice President and Chief Operating Officer since March 2001. Mr. Schlesinger was Executive Vice President, Organization, Leadership and Human Resources of the Company from October 1999 until March 2001. Mr. Schlesinger was a Professor of Sociology and Public Policy and Senior Vice President for Development at Brown University from 1998 to 1999. He was also Professor of Business Administration at Harvard Business School (“Harvard”) from 1988 to 1998.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

Daniel P. Finkelman, 46, became Senior Vice President, Brand and Business Planning in March 2001. Prior to joining the Company, Mr. Finkelman was Executive Vice President of Marketing for Cardinal Health. Mr. Finkelman also spent thirteen years as a consultant with McKinsey & Company, most recently as Principal and co-leader of the firm’s Marketing Practice.

Mark A. Giresi, 44, became Senior Vice President, Chief Stores Officer in December 2001. Mr. Giresi was Vice President, Store Operations from February 2000 until December 2001. Prior to joining the Company, Mr. Giresi was Senior Vice President of U.S. Franchise Operations and Development at Burger King Corporation. Previously he held the position of Worldwide General Counsel and Secretary for Burger King Corporation.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information regarding markets in which the Company’s common stock was traded during fiscal years 2001 and 2000, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company’s common stock for the fiscal years 2001 and 2000 is set forth under the caption “Market Price and Dividend Information” on page 43 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption “Financial Summary” on page 29 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations is set forth under the caption “Management’s Discussion and Analysis” on pages 29 through 36 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth on pages 35 and 42 of the 2001 Annual Report and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 2001 Annual Report and are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions “ELECTION OF DIRECTORS—Nominees and directors”, “—Information concerning the Board of Directors”, “—Committees of the Board of Directors” and “—Security ownership of directors and management” on pages 3 through 7 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 20, 2002 (the “Proxy Statement”) and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “EXECUTIVE COMPENSATION—Section 16(a) beneficial ownership reporting compliance” on page 19 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

ITEM 11.    EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption “EXECUTIVE COMPENSATION” on pages 15 through 18 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions “ELECTION OF DIRECTORS—Security ownership of directors and management” on pages 6 and 7 of the Proxy Statement and “SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS” on page 23 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the caption “ELECTION OF DIRECTORS—Nominees and directors” on pages 3 through 5 of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)  List of Financial Statements.

The following consolidated financial statements of The Limited, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

Consolidated Statements of Income for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.

(a)(2)  List of Financial Statement Schedules.

All schedules required to be filed as part of this report pursuant to ITEM 14(d) are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

(a)(3)  List of Exhibits.

3.	Articles of Incorporation and Bylaws.

	3.1.	Certificate of Incorporation of the Company, dated March 8, 1982 incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

3.2.
Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

3.3.
Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987 incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

	3.4.	Certificate of Amendment of Certificate of Incorporation dated May 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

	3.5.	Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 1999.

4.	Instruments Defining the Rights of Security Holders.

	4.1.	Copy of the form of Global Security representing the Company’s 7 1/2% Debentures due 2023, incorporated by reference to Exhibit 1 to the Company’s Current Report on Form 8-K dated March 4, 1993.

4.2.
Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1(a) to the Company’s Current Report on Form 8-K dated March 21, 1989.

4.3.
Five-year revolving credit agreement dated as of July 13, 2001 among the Company, The Chase Manhattan Bank and the lenders listed therein incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2001.

4.4.
364-day revolving credit agreement dated as of July 13, 2001 among the Company, The Chase Manhattan Bank and the lenders listed therein incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2001.

	4.5.	Copy of the form of Global Security representing the Company’s 7.80% Notes due May 15, 2002, incorporated by reference to the Company’s Current Report on Form 8-K dated February 27, 1992.

4.6.
Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the “Commission”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the “1993 Form S-3”).

	4.7.	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

	4.8.	Not used.

10.	Material Contracts.

	10.1.	The 1987 Stock Option Plan of The Limited, Inc., incorporated by reference to Exhibit 28(a) to the Company’s Registration Statement on Form S-8 (File No. 33-18533).

	10.2.	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).

	10.3.	The Limited Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

	10.4.	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.

	10.5.	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.

	10.6.	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).

10.7.
Stock Purchase Agreement dated as of July 9, 2001 among Charming Shoppes, Inc., Venice Acquisition Corporation, LFAS, Inc. and The Limited, Inc. related to the Purchase and Sale of 100% of the Common Stock of LBH, Inc. incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

	10.8.	Not Used.

	10.9.	The 1997 Restatement of The Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.

	10.10.	The Limited, Inc. 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

	10.11.	The Limited, Inc. Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.

	10.12.	Not Used.

10.13.
Agreement dated as of May 3, 1999 among The Limited, Inc., Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

	10.14.	Not Used.

	10.15.	The 1998 Restatement of the Limited, Inc. 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.

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

	10.18.	Employment Agreement by and between The Limited, Inc. and Daniel P. Finkelman dated as of July 27, 1998.

	10.19.	Indemnification Agreement by and between The Limited, Inc. and Daniel P. Finkelman dated as of September 4, 1996.

	10.20.	Confidentiality, Non-Competition and Intellectual Property Agreement by Mark Giresi dated January 24, 2000.

	10.21.	Indemnification Agreement by and between The Limited, Inc. and Mark A. Giresi dated December 10, 2001.

11.	Statement re: Computation of Per Share Earnings.

13.
Excerpts from the 2001 Annual Report to Shareholders including “Financial Summary,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Report of Independent Accountants” on pages 29 through 43.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Accountants.

24.	Powers of Attorney.

99.1.	Cautionary Statements Relating to Forward-Looking Information.

(b)  Reports on Form 8-K.

None.

(c)  Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 14 above.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 22, 2002

THE LIMITED, INC (registrant)
By	/S/ V. ANN HAILEY
V. Ann Hailey, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 1, 2002:

Signature	Title

/s/ LESLIE H. WEXNER* Leslie H. Wexner	Chairman of the Board of Directors, President and Chief Executive Officer

/s/ EUGENE M. FREEDMAN* Eugene M. Freedman	Director

/s/ E. GORDON GEE* E. Gordon Gee	Director

/s/ DAVID T. KOLLAT* David T. Kollat	Director

/s/ LEONARD A. SCHLESINGER* Leonard A. Schlesinger	Director

/s/ DONALD B. SHACKELFORD* Donald B. Shackelford	Director

/s/ ALEX SHUMATE* Alex Shumate	Director

/s/ ALLAN R. TESSLER* Allan R. Tessler	Director

/s/ MARTIN TRUST* Martin Trust	Director

/s/ ABIGAIL S. WEXNER* Abigail S. Wexner	Director

/s/ RAYMOND ZIMMERMAN* Raymond Zimmerman	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/S/ V. ANN HAILEY
V. Ann Hailey Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

THE LIMITED, INC.
(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

10.18	Employment Agreement by and between The Limited, Inc. and Daniel P. Finkelman dated as of July 27, 1998.

10.19	Indemnification Agreement by and between The Limited, Inc. and Daniel P. Finkelman dated as of September 4, 1996.

10.20	Confidentiality, Non-Competition and Intellectual Property Agreement by Mark Giresi dated January 24, 2000.

10.21	Indemnification Agreement by and between The Limited, Inc. and Mark A. Giresi dated as of December 10, 2001.

11	Statement re: Computation of Per Share Earnings.

13
Excerpts from the 2001 Annual Report to Shareholders including “Financial Summary,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Report of Independent Accountants” on pages 29 through 43.

21	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

24	Powers of Attorney.

99.1	Cautionary Statements Relating to Forward-Looking Information.