Form 10-Q
period 2002-05-04
LIMITED BRANDS INC
filed 2002-06-17
CIK 701985

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2002
                               -----------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________


                          Commission file number 1-8344
                                                 ------



                              LIMITED BRANDS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                               Delaware                                    31-1029810
-------------------------------------------------------------- ------------------------------------
(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

    Three Limited Parkway, P.O. Box 16000, Columbus, Ohio                    43216
-------------------------------------------------------------- -------------------------------------
          (Address of principal executive offices)                         (Zip Code)



Registrant's telephone number, including area code   (614) 415-7000
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

                                  Yes  X  No ___
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.50 Par Value               Outstanding at May 31, 2002
       ----------------------------               ---------------------------

                                                       521,192,074 Shares

                              LIMITED BRANDS, INC.

                                TABLE OF CONTENTS

                                                                                                    Page No.
                                                                                                    --------
Part I.  Financial Information

     Item 1. Financial Statements
         Consolidated Statements of Income
             Thirteen Weeks Ended
                  May 4, 2002 and May 5, 2001.....................................................         4

         Consolidated Balance Sheets
                  May 4, 2002, February 2, 2002 and May 5, 2001...................................         5

         Consolidated Statements of Cash Flows
             Thirteen Weeks Ended
                  May 4, 2002 and May 5, 2001.....................................................         6

         Notes to Consolidated Financial Statements ..............................................         7

     Item 2. Management's Discussion and Analysis of
                  Results of Operations and Financial Condition...................................        16

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...........................        26

Part II. Other Information

     Item 1. Legal Proceedings....................................................................        27

     Item 4. Submission of Matters to a Vote of Security Holders..................................        29

     Item 6. Exhibits and Reports on Form 8-K.....................................................        30

Safe Harbor Statement Under The Private Securities Litigation Act Of 1995
-------------------------------------------------------------------------

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q ("Report") or otherwise made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company's control. Accordingly, the Company's future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as "estimate," "project," "plan," "believe," "expect," "anticipate," "intend," and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company's financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by the Company or management: changes in consumer spending patterns, consumer confidence, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company's products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company's manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production; and risks associated with the possible lack of availability of suitable store locations on appropriate terms. Investors should read the Company's filings with the Securities and Exchange Commission for a more detailed discussion of these and other factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

                         PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                      LIMITED BRANDS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                       (Millions except per share amounts)

                                   (Unaudited)

                                                                       Thirteen Weeks Ended
                                                                  -------------------------------

                                                                      May 4,            May 5,
                                                                       2002              2001
                                                                  --------------    -------------
     Net sales                                                    $        2,027    $       2,127

     Costs of goods sold, buying and occupancy                            (1,342)          (1,456)
                                                                  --------------    -------------

     Gross income                                                            685              671

     General, administrative and store operating expenses                   (547)            (608)

     Special and nonrecurring item                                           (34)               -
                                                                  --------------    -------------

     Operating income                                                        104               63

     Interest expense                                                         (9)              (8)

     Other income, net                                                         7                6

     Minority interest                                                        (6)              (6)
                                                                  --------------    -------------

     Income before income taxes                                               96               55

     Provision for income taxes                                               46               24
                                                                  --------------    -------------

     Net income                                                   $           50    $          31
                                                                  ==============    =============

     Net income per share:

          Basic                                                   $         0.11    $        0.07
                                                                  ==============    =============

          Diluted                                                 $         0.10    $        0.07
                                                                  ==============    =============

     Dividends per share                                          $        0.075    $       0.075
                                                                  ==============    =============

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                      LIMITED BRANDS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                   (Millions)

                                                                   May 4,         February 2,        May 5,
                                                                    2002             2002             2001
                                                                -------------    -------------    -------------
                                                                 (Unaudited)                       (Unaudited)
                               ASSETS
                               ------

      Current assets:
          Cash and equivalents                                  $       1,255    $       1,375    $         289
          Accounts receivable                                              78               79               82
          Inventories                                                     919              966            1,130
          Other                                                           252              262              319
                                                                -------------    -------------    -------------

      Total current assets                                              2,504            2,682            1,820

      Property and equipment, net                                       1,346            1,359            1,410

      Deferred income taxes                                                 -               67              132

      Goodwill                                                          1,315              121              126

      Trade names and other intangible assets                             454               31               35

      Other assets                                                        460              459              341
                                                                -------------    -------------    -------------

      Total assets                                              $       6,079    $       4,719    $       3,864
                                                                =============    =============    =============

                LIABILITIES AND SHAREHOLDERS' EQUITY
                ------------------------------------

      Current liabilities:
          Accounts payable                                      $         234    $         245    $         247
          Current portion of long-term debt                               150              150                -
          Accrued expenses                                                595              648              517
          Income taxes                                                     53              276               12
                                                                -------------    -------------    -------------

      Total current liabilities                                         1,032            1,319              776

      Deferred income taxes                                               107                -                -

      Long-term debt                                                      248              250              400

      Other long-term liabilities                                         221              229              226

      Minority interest                                                     -              177              137

      Shareholders' equity:
          Common stock                                                    261              216              216
          Paid-in capital                                               1,668               53               84
          Retained earnings                                             2,585            2,552            2,166
                                                                -------------    -------------    -------------
                                                                        4,514            2,821            2,466

          Less: treasury stock, at average cost                           (43)             (77)            (141)
                                                                -------------    -------------    -------------

      Total shareholders' equity                                        4,471            2,744            2,325
                                                                =============    =============    =============

      Total liabilities and shareholders' equity                $       6,079    $       4,719    $       3,864
                                                                =============    =============    =============

      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                      LIMITED BRANDS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Millions)

                                   (Unaudited)

                                                                                     Thirteen Weeks Ended
                                                                              ----------------------------------

                                                                                  May 4,            May 5,
                                                                                   2002              2001
                                                                              ---------------   --------------
         Operating activities:
              Net income                                                      $            50   $           31
              Adjustments to reconcile net income to net cash
              provided by (used for) operating activities:
                  Depreciation and amortization                                            70               70
                  Special and nonrecurring item                                            34                -
                  Amortization of deferred compensation                                     4                -
                  Deferred income taxes                                                     6               (4)
                  Minority interest, net of dividends paid                                  1                -
                  Change in assets and liabilities:
                       Accounts receivable                                                  2               12
                       Inventories                                                         47               27
                       Accounts payable and accrued expenses                              (82)             (92)
                       Income taxes                                                      (218)            (130)
                       Other assets and liabilities                                        21              (56)
                                                                              ---------------   --------------

         Net cash used for operating activities                                           (65)            (142)
                                                                              ---------------   --------------

         Investing activities:
              Capital expenditures                                                        (50)            (104)
              Net expenditures related to Easton real estate investment                     -               (1)
                                                                              ---------------   --------------

         Net cash used for investing activities                                           (50)            (105)
                                                                              ---------------   --------------

         Financing activities:
              Dividends paid                                                              (32)             (32)
              Proceeds from exercise of stock options and other                            27                4
                                                                              ---------------   --------------

         Net cash used for financing activities                                            (5)             (28)
                                                                              ---------------   --------------

         Net decrease in cash and equivalents                                            (120)            (275)
         Cash and equivalents, beginning of year                                        1,375              564
                                                                              ---------------   --------------

         Cash and equivalents, end of period                                  $         1,255   $          289
                                                                              ===============   ==============

         In 2002, non-cash investing and financing activities included the issuance of 89 million shares of Limited Brands common stock valued at $1.6 billion in exchange for all of the outstanding shares of Intimate Brands, Inc. Class A common stock (see Note 2).

         The accompanying Notes are an integral part of these Consolidated Financial Statements.

                      LIMITED BRANDS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.       Basis of Presentation

         Limited Brands, Inc. (the "Company" or "Limited Brands"; formerly "The Limited, Inc.") sells women's and men's apparel, women's intimate apparel and personal care products under various trade names through its specialty retail stores and direct response (catalog and e-commerce) businesses.

         The consolidated financial statements include the accounts of the Company and its subsidiaries including Intimate Brands, Inc. ("IBI" or "Intimate Brands"), an 84% owned subsidiary through March 21, 2002 and wholly-owned thereafter (see Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

         Investments in unconsolidated entities over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company's share of the net income or loss of those unconsolidated entities is included in other income (expense).

         The consolidated financial statements as of and for the thirteen-week periods ended May 4, 2002 and May 5, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

         The consolidated financial statements as of and for the thirteen-week periods ended May 4, 2002 and May 5, 2001 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a "report" within the meaning of Sections 7 and 11 of that Act.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

2.       Acquisition of Minority Interest of Intimate Brands

         On March 21, 2002, the Company completed a tax-free tender offer and merger, which resulted in the acquisition of the IBI minority interest. The acquisition resulted in the recombination of Intimate Brands and Limited Brands. The total purchase price was approximately $1.6 billion, based on approximately 89 million Limited Brands common shares issued in the transaction and the average closing price of Limited Brands common stock over the 3-day period before and after the transaction date.

         The acquisition was effected through an offer to exchange 1.1 shares of Limited Brands common stock for each share of IBI Class A common stock followed by a merger in which all publicly-held shares not tendered were exchanged for the same consideration. As a result, IBI became a wholly-owned subsidiary of Limited Brands and the former public shareholders of IBI became shareholders of Limited Brands.

         The acquisition was accounted for using the purchase method of accounting, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." The Company allocated the purchase price to the minority interest portion of the fair values of identifiable intangible assets acquired.

         The purchase price allocation included $411 million of acquired intangible assets related to trade names with indefinite lives. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," these intangible assets will not be amortized. The remaining purchase price allocation included the fair market value adjustments related to customer relationships and lists, property and equipment, leases, long-term debt and deferred rent. These adjustments are amortized over their respective useful lives (primarily five years) resulting in a non-cash expense of approximately $5 million per year. In addition, the acquisition resulted in approximately $1.2 billion of goodwill. None of these amounts are deductible for tax purposes.

         The table on the following page summarizes selected unaudited pro forma information for the quarters ended May 4, 2002 and May 5, 2001 as if the recombination had been completed at the beginning of the periods presented. This selected unaudited pro forma information is not necessarily indicative of the operating results that would have occurred if the recombination had been completed at the beginning of the periods presented and is not necessarily indicative of the results that may be achieved in the future. The pro forma information includes adjustments related to additional depreciation and amortization from the fair market value adjustments described above, the elimination of minority interest in earnings of Intimate Brands and an increase in total weighted average shares outstanding based on the conversion of Intimate Brands historical weighted average Class A common stock outstanding using the 1.1 exchange ratio.

                                                Thirteen Weeks Ended
                                           -------------------------------
         (millions, except per share           May 4,            May 5,
         amounts)                               2002              2001
                                           -------------     -------------

         Net sales                         $       2,027     $       2,127
         Net income
                                                      56                36

         Net income per share:
            Basic                          $        0.11     $        0.07
            Diluted                        $        0.10     $        0.07

         The selected unaudited pro forma information for the quarter ended May 4, 2002 includes a pre-tax, non-cash special and nonrecurring charge of $34 million (see Note 3). In addition, the selected unaudited pro forma information for the quarter ended May 4, 2002 includes a pre-tax, non-cash compensation cost related to the exchange of unvested IBI stock awards for Limited Brands stock awards that will be recognized as expense over the remaining vesting periods, primarily the next two years. In the first quarter of 2002, the Company recognized $4 million of compensation expense related to these unvested awards.

3.       Special and Nonrecurring Item

         In connection with the acquisition of the IBI minority interest (see
         Note 2), vested IBI stock options and restricted stock were exchanged for Limited Brands stock awards with substantially similar terms. In accordance with Emerging Issues Task Force Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44," the exchange was accounted for as a modification of a stock-based compensation arrangement. As a result, the Company recorded a pre-tax, non-cash special and nonrecurring charge of $34 million in the first quarter of 2002.

4.       Goodwill and Other Intangible Assets

         The Company adopted SFAS No. 142 in the first quarter of 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but must be tested for impairment annually (or in interim periods if events indicate possible impairment). Other intangible assets will continue to be amortized over their useful lives.

         Intangible assets, not subject to amortization, represent trade names that were recorded in connection with the acquisition of the Intimate Brands minority interest and were $411 million as of May 4, 2002.

         Intangible assets, subject to amortization, were as follows (in millions):

                                 May 4, 2002                    February 2, 2002                     May 5, 2001
                        ----------------------------    -------------------------------    -------------------------------
                          Gross                           Gross                              Gross
                         Carrying      Accumulated       Carrying        Accumulated        Carrying        Accumulated
                          Amount       Amortization       Amount         Amortization        Amount         Amortization
                        ----------    --------------    -----------    ----------------    -----------    ----------------
Intellectual
  property assets
  and other
  intangibles           $       54    $          (11)   $        41    $            (10)   $        41    $            (6)
                        ----------    --------------    -----------    ----------------    -----------    ----------------

Total                   $       54    $          (11)   $        41    $            (10)   $        41    $            (6)
                        ==========    ==============    ===========    ================    ===========    ================

         The changes in the carrying amount of goodwill for the quarter ended May 4, 2002 based upon a preliminary allocation are as follows (in millions):

                                              Victoria's        Bath & Body
                                                Secret             Works            Apparel            Total
                                            --------------    --------------    --------------    --------------
          Balance, February 2, 2002         $           50    $           67    $            4    $          121

          Goodwill acquired                            640               554                 -             1,194
                                            --------------    --------------    --------------    --------------

          Balance, May 4, 2002              $          690    $          621    $            4    $        1,315
                                            ==============    ==============    ==============    ==============

         The estimated annual amortization expense for intangibles each year through 2006 is approximately $8 million.

         In accordance with SFAS No.142, the quarter ended May 5, 2001 has not been restated to add back the amortization expense of goodwill. Goodwill amortization expense for the quarter ended May 5, 2001 did not have a material impact on net income or earnings per share.

5.        Earnings Per Share and Shareholders' Equity

          Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding. Additionally, earnings per diluted share includes the impact of the dilutive options and restricted stock at IBI prior to the recombination as a reduction to earnings. This had no impact on earnings per diluted share for the thirteen-week periods ended May 4, 2002 and May 5, 2001.

          Weighted average common shares outstanding (millions):

                                                             Thirteen Weeks Ended
                                                      -----------------------------------

                                                           May 4,              May 5,
                                                            2002                2001
                                                      ----------------    ---------------
          Common shares issued                                     477                432
          Treasury shares                                           (3)                (6)
                                                      ----------------    ---------------

          Basic shares                                             474                426
          Dilutive effect of stock options
          and restricted shares                                     13                 10
                                                      ----------------    ---------------

          Diluted shares                                           487                436
                                                      ================    ===============

          The computation of earnings per diluted share excludes options to purchase 6.1 million and 7.4 million shares of common stock at quarter-end 2002 and 2001, because the options' exercise price was greater than the average market price of the common shares during the period.

          Other comprehensive income is included in retained earnings and relates primarily to fluctuations in the market value of the Company's investment in Charming Shoppes, Inc. common stock. For the thirteen weeks ended May 4, 2002, other comprehensive income amounted to approximately $17 million (net of tax). Accumulated other comprehensive income (loss), net of tax, was approximately $11 million and ($6) million at May 4, 2002 and February 2, 2002.

6.        Inventories

          The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a first-in first-out basis, using the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for estimated inventory markdowns for the total selling season.

7.        Property and Equipment, Net

          Property and equipment, net consisted of (millions):

                                                          May 4,           February 2,          May 5,
                                                          2002               2002                2001
                                                    ---------------     ---------------    ----------------
          Property and equipment, at cost                  $  3,036            $  3,018           $   3,204
          Accumulated depreciation and
             amortization                                    (1,690)             (1,659)             (1,794)
                                                     ---------------     ---------------    ----------------

          Property and equipment, net                      $  1,346            $  1,359           $   1,410
                                                     ===============     ===============    ================

8.        Income Taxes

          The provision for income taxes is based on the current estimate of the annual effective tax rate and, for the thirteen weeks ended May 4, 2002, also reflects an unfavorable impact related to the exchange of vested IBI incentive stock options (see Note 3). Income taxes paid during the thirteen weeks ended May 4, 2002 and May 5, 2001 approximated $270 million and $157 million. Income taxes payable included net current deferred tax liabilities of $20 million, $25 million and $11 million at May 4, 2002, February 2, 2002 and May 5, 2001.

          The Internal Revenue Service (IRS) has assessed the Company for additional taxes and interest for the years 1992 to 1998 relating to the undistributed earnings of foreign affiliates for which the Company has provided deferred taxes. On September 7, 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, in 1999 the Company made a $112 million payment of taxes and interest for the years 1992 to 1998 that reduced deferred tax liabilities. On March 29, 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. The IRS had 60 days to file a petition for rehearing with the U.S. Appeals Court which expired on May 28, 2002. In addition, the IRS has until June 27, 2002 to file a request for an appeal with the U.S. Supreme Court. The Company continues to provide deferred taxes on the undistributed earnings of foreign affiliates, and management believes the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

9.        Long-Term Debt

          Unsecured long-term debt consisted of (millions):

                                                                   May 4,            February 2,           May 5,
                                                                    2002                2002                2001
                                                               ----------------    ----------------    ---------------
            7-1/2% $250 million debentures due
            March 2023, less unamortized discount
            of $2 at May 4, 2002                                         $ 248               $ 250              $ 250

            7-4/5% Notes due May 15, 2002                                  150                 150                150
                                                               ----------------    ----------------    ---------------

                                                                           398                 400                400
             Less: current portion of long-term debt                       150                 150                  -
                                                               ----------------    ----------------    ---------------

                                                                         $ 248               $ 250              $ 400
                                                               ================    ================    ===============

          The 7 1/2% debentures may be redeemed at the option of the Company, in whole or in part, at any time on or after March 15, 2003, at declining premiums. The unamortized discount relates to the fair market value adjustment of Intimate Brands' portion of the 7 1/2 % debentures in connection with the recombination (see Note 2). The discount is being amortized over the remaining term of the debentures.

          On July 13, 2001, the Company entered into a $1.25 billion unsecured revolving credit facility (the "Facility"). The Facility is comprised of a $500 million 364-day agreement and a $750 million 5-year agreement. Borrowings outstanding under the Facility, if any, are due July 13, 2002 and July 13, 2006, respectively. The Facility has several borrowing and interest rate options. Fees payable under the Facility are based on the Company's long-term credit ratings, and are 0.1% (for the 364-day agreement) and 0.125% (for the 5-year agreement) of the committed amount per year.

          The Facility requires the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at May 4, 2002.

          The Facility supports the Company's commercial paper and letter of credit programs, which are used from time to time to fund working capital and other general corporate requirements. The Company did not issue commercial paper or draw on the Facility during the first quarter of 2002. In addition, no commercial paper or amounts under the Facility (or the previous credit facility) were outstanding at May 4, 2002.

          The Company has a shelf registration statement, under which up to $250 million of debt securities and warrants to purchase debt securities may be issued.

10.       Segment Information

          Following the acquisition of the IBI minority interest (see Note 2), the Company has resegmented its business into three reportable segments: Victoria's Secret, Bath & Body Works and Apparel. Previously, the Company's reportable segments were Intimate Brands and Apparel. Historical financial information has been reclassified to reflect this new segmentation.

          The Victoria's Secret segment derives its revenues from sales of women's intimate and other apparel, personal care products and accessories marketed under the Victoria's Secret brand name. Victoria's Secret merchandise is sold through its stores and direct response (catalog and e-commerce) businesses. The Bath & Body Works segment derives its revenues from the sale of personal care products and accessories and home fragrance products marketed under the Bath & Body Works and White Barn Candle brand names. The Apparel segment derives its revenues from sales of women's and men's apparel through Express, Express Men's, Lerner (New York & Company) and Limited Stores.

          Segment information as of and for the thirteen weeks ended May 4, 2002 and May 5, 2001 follows (in millions):

                                               Bath &
                               Victoria's       Body                                   Reconciling
                2002            Secret         Works         Apparel      Other (A)        Items             Total
          ------------------  ------------  -----------   -----------  ------------  --------------      -----------
          Net sales                $  762       $  320        $  866        $ 340         $ (261) (B)      $ 2,027

          Operating
            income (loss)             100           28            44          (34)           (34) (C)          104

          Total assets              1,474        1,191           647        2,767              -             6,079


                                                Bath &
                                Victoria's       Body                                  Reconciling
                 2001             Secret        Works        Apparel     Other (A)        Items             Total
          ------------------  ------------  -----------   -----------  ------------  --------------      -----------
          Net sales                $ 706        $ 320         $ 825       $   526         $(250) (B)      $ 2,127

          Operating
           income (loss)              61           34           (10)          (22)            -                63

          Total assets               820          516           739         1,789             -             3,864

(A) Included in the "Other" category are Corporate (including non-core real estate and equity investments), Mast, Henri Bendel and disposed businesses.

(B) Represents intersegment sales elimination for Mast sales included in "Other."

(C) Represents a $34 million pre-tax, non-cash special and nonrecurring charge for vested stock awards related to the IBI recombination (see
          Note 2).

                        Report of Independent Accountants
                        ---------------------------------

To the Board of Directors and
Shareholders of
Limited Brands, Inc.:

We have reviewed the accompanying consolidated balance sheets of Limited Brands, Inc. and its subsidiaries (the "Company") as of May 4, 2002 and May 5, 2001, and the related consolidated statements of income and of cash flows for each of the thirteen-week periods ended May 4, 2002 and May 5, 2001. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 2, 2002, and the related consolidated statements of income, of shareholders' equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2002, except for Note 14 as to which the date is March 21, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of February 2, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio
May 20, 2002

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the first quarter of 2002 were $2.027 billion compared to $2.127 billion in 2001. Excluding Lane Bryant's net sales in the first quarter of 2001 (Lane Bryant was sold to Charming Shoppes, Inc. on August 16, 2001), net sales increased 7%. Comparable store sales increased 4% for the quarter. Operating income increased to $104 million from $63 million in 2001. Net income increased to $50 million from $31 million in 2001, and earnings per share increased to $0.10 from $0.07 in 2001.

Net income for the first quarter of 2002 included a pre-tax, non-cash special and nonrecurring charge of $34 million, or $0.05 per share, resulting from the Intimate Brands, Inc. recombination. In addition to this charge, there were a number of items that impact the comparability of the Company's reported results. See the "Special and Nonrecurring Items" and "Other Data" sections for a discussion of these items and the impact on 2002 and 2001 earnings.

Following the Intimate Brands, Inc. recombination, the Company has resegmented its business into three reportable segments: Victoria's Secret, Bath & Body Works and Apparel. Historical financial information has been reclassified to reflect this new segmentation (see Note 10 to the Consolidated Financial Statements).

Financial Summary
-----------------

The following summarized financial and statistical data compares reported results for the thirteen-week period ended May 4, 2002 to the comparable period for 2001:


                                                             First Quarter
                                                  ---------------------------------------

                                                     2002         2001           Change
                                                  ----------   ----------     -----------
  Net Sales (millions):

  Victoria's Secret Stores                           $  536       $  480             12%
  Victoria's Secret Direct                              226          226              0%
                                                  ----------   ----------     -----------

      Total Victoria's Secret                        $  762       $  706              8%
                                                  ----------   ----------     -----------

  Bath & Body Works                                  $  320       $  320              0%
                                                  ----------   ----------     -----------

  Express                                            $  482       $  452              7%
  Lerner New York                                       228          228              0%
  Limited Stores                                        156          145              8%
                                                  ----------   ----------     -----------

      Total apparel businesses                       $  866       $  825              5%
                                                  ----------   ----------     -----------

  Other (a)                                              79          276             N/M
                                                  ----------   ----------     -----------

  Total net sales                                    $2,027       $2,127             (5%)
                                                  ----------   ----------     -----------

  Segment Operating Income (millions):

  Victoria's Secret                                  $  100       $   61             64%
  Bath & Body Works                                      28           34            (18%)
  Apparel                                                44          (10)           540%
  Other (a)                                             (34)         (22)            N/M
                                                  ----------   ----------     -----------

  Sub-total                                             138           63            119%
  Special and nonrecurring item (b)                     (34)           -             N/M
                                                  ----------   ----------     -----------

  Total operating income                             $  104       $   63             65%
                                                  ==========   ==========     ===========

N/M - not meaningful
(a)  Other includes Corporate, Mast, Henri Bendel, and, in 2001, Lane Bryant.
(b) Represents a pre-tax, non-cash $34 million charge for vested stock awards related to the Intimate Brands, Inc. recombination.

                                                                 First Quarter
                                                             ------------------------
                                                               2002         2001
                                                             ----------   ----------
  Comparable Store Sales:
  Victoria's Secret                                                 8%          (7%)
                                                             ----------   ----------

  Bath & Body Works                                                (8%)         (8%)
                                                             ----------   ----------

  Express                                                           7%           0%
  Lerner New York                                                   3%           6%
  Limited Stores                                                   10%          (1%)
                                                             ----------   ----------

      Total apparel businesses                                      7%           1%
                                                             ----------   ----------

  Lane Bryant                                                      N/M           5%
  Henri Bendel                                                      2%          (4%)
                                                             ----------   ----------

  Total comparable store sales increase
  (decrease)                                                        4%          (2%)
                                                             ==========   ==========


  N/M - not meaningful

                                                                       First Quarter
                                                             -----------------------------------
                                                               2002         2001       Change
                                                             ----------   ---------- -----------
  Segment Store Data:
  Retail sales increase (decrease) attributable to
       net new and remodeled stores:
       Victoria's Secret                                            4%            4%
       Bath & Body Works                                            8%           14%
       Apparel                                                     (2%)          (1%)

  Retail sales per average selling square foot:
       Victoria's Secret                                       $   120      $   114        5%
       Bath & Body Works                                       $    92      $   104      (12%)
       Apparel                                                 $    72      $    65       11%

  Retail sales per average store (thousands):
       Victoria's Secret                                       $   534      $   499        7%
       Bath & Body Works                                       $   198      $   220      (10%)
       Apparel                                                 $   437      $   398       10%

  Average store size at end of quarter (selling square feet):
       Victoria's Secret                                         4,454        4,376        2%
       Bath & Body Works                                         2,149        2,132        1%
       Apparel                                                   6,059        6,115       (1%)

  Selling square feet at end of quarter (thousands):
       Victoria's Secret                                         4,481        4,242        6%
       Bath & Body Works                                         3,492        3,140       11%
       Apparel                                                  11,937       12,627       (5%)

  Number of Stores:

                                       Victoria's Secret             Bath & Body Works                 Apparel
                                   --------------------------    --------------------------     ----------------------
                                      2002           2001           2002           2001           2002         2001
                                   -----------     ----------    -----------    -----------     ---------    ---------
  Beginning of period                   1,002            958          1,615          1,432         1,996        2,085
       Opened                               6             10             15             41             2            -
       Closed                              (2)            (2)            (5)             -           (28)         (20)
                                   -----------     ----------    -----------    -----------     ---------    ---------
  End of period                         1,006            966          1,625          1,473         1,970        2,065
                                   ===========     ==========    ===========    ===========     =========    =========

                                           Number of Stores                            Selling Sq. Ft. (thousands)
                             ---------------------------------------------    ----------------------------------------------
                                May 4,           May 5,                          May 4,            May 5,
                                 2002             2001           Change           2002              2001           Change
                             -------------    --------------    ----------    --------------    --------------   -----------
Victoria's Secret                   1,006               966            40             4,481             4,242           239

Bath & Body Works                   1,625             1,473           152             3,492             3,140           352

Express Women's                       667               661             6             4,221             4,250           (29)
Express Men's                         424               463           (39)            1,718             1,867          (149)
                             -------------    --------------    ----------    --------------    --------------   -----------
   Total Express                    1,091             1,124           (33)            5,939             6,117          (178)

Lerner New York                       516               555           (39)            3,777             4,101          (324)
Limited Stores                        363               386           (23)            2,221             2,409          (188)
                             -------------    --------------    ----------    --------------    --------------   -----------

Total apparel                       1,970             2,065           (95)           11,937            12,627          (690)
                             -------------    --------------    ----------    --------------    --------------   -----------

Lane Bryant                             -               650          (650)                -             3,152        (3,152)
Henri Bendel                            1                 1             -                35                35             -
                             -------------    --------------    ----------    --------------    --------------   -----------

Total stores and
selling sq. ft.                     4,602             5,155          (553)           19,945            23,196        (3,251)
                             =============    ==============    ==========    ==============    ==============   ===========

Net Sales
---------

Net sales for the first quarter of 2002 were $2.027 billion compared to $2.127 billion for the same period in 2001. Excluding Lane Bryant's net sales in the first quarter of 2001, net sales increased 7%, primarily due to a 4% increase in comparable store sales.

At the Victoria's Secret businesses, net sales for the first quarter of 2002 increased 8% to $762 million from $706 million in 2001. The net sales increase was primarily due to an 8% comparable store sales increase at Victoria's Secret Stores, resulting from strong performance in certain merchandise categories, particularly bras and panties, as well as the net addition of 40 stores (239,000 selling square feet). Sales at Victoria's Secret Direct remained flat compared to the same period in 2001, as the favorable impacts of an improved merchandise assortment and more attractive price points in the Spring 2002 catalogues were offset by lower sales in the Fall 2001 clearance books.

Bath & Body Works' sales for the first quarter of 2002 were $320 million, flat compared to the same period in 2001. A net sales increase from the net addition of 152 stores (352,000 selling square feet) was offset by an 8% decline in comparable store sales.

At the apparel businesses, net sales for the first quarter of 2002 increased 5% to $866 million from $825 million in 2001. The net sales increase was due to a comparable store sales increase of 7%, partially offset by the net reduction of 95 stores (690,000 selling square feet).

Gross Income
------------

For the first quarter of 2002, the gross income rate (expressed as a percentage of net sales) increased to 33.8% from 31.5% for the same period in 2001. Significant improvements at Victoria's Secret and the apparel businesses more than offset a decline at Bath & Body Works.

The significant increase in the gross income rate at Victoria's Secret was a result of an increase in the merchandise margin rate, primarily at Victoria's Secret Stores, combined with a decrease in the buying and occupancy expense rate, primarily at Victoria's Secret Direct. The increase in the merchandise margin rate at Victoria's Secret Stores was due to fewer markdowns resulting from strong performance in certain merchandise categories, particularly bras. The decrease in the buying and occupancy expense rate at Victoria's Secret Direct was due to a reduction in circulated pages, made possible because of an increase in the number of photographs per page.

The decrease in the gross income rate at Bath & Body Works was principally due to an increase in the buying and occupancy expense rate, partially offset by an increase in the merchandise margin rate. The increase in the buying and occupancy expense rate was due to the inability to achieve leverage on store-related costs as comparable store sales decreased 8%.

The apparel businesses gross income rate increased significantly as all apparel businesses reported improved merchandise margin rates and, to a lesser extent, improved buying and occupancy expense rates. The improvement in merchandise margin rates was due to favorable product assortment and tighter inventory management. The decrease in the buying and occupancy expense rates was due to the leverage achieved on a comparable store sales increase of 7%.

General, Administrative and Store Operating Expenses
----------------------------------------------------

For the first quarter of 2002, the general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 27.0% from 28.6% last year. The improvement was primarily due a comparable store sales increase of 4%.

At Victoria's Secret, the general, administrative and store operating expense rate decreased due to Victoria's Secret Stores' ability to leverage expenses on a comparable store sales increase of 8% and expense reductions at Victoria's Secret Direct.

At Bath & Body Works, the general, administrative and store operating expense rate increased due to an inability to leverage expenses as comparable store sales decreased 8%.

At the apparel businesses, the general, administrative and store operating expense rate decreased due to the leverage achieved on a comparable store sales increase of 7%.

Special and Nonrecurring Items
------------------------------

In connection with the acquisition of the IBI minority interest (see Note 2 to the Consolidated Financial Statements), vested IBI stock options and restricted stock were exchanged for Limited Brands stock awards with substantially similar terms. In accordance with Emerging Issues Task Force Issue No. 00-23, "Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44," the exchange was accounted for as a modification of a stock-based compensation arrangement. As a result, the Company recorded a pre-tax, non-cash special and nonrecurring charge of $34 million in the first quarter of 2002.

Operating Income
----------------

The operating income rate in the first quarter of 2002 (expressed as a percentage of sales) increased to 5.1% compared to 3.0% in 2001. Excluding the special and nonrecurring item in 2002, the increase in the operating income rate to 6.8% from 3.0% was primarily a result of the 2.3% increase in the gross income rate and the 1.6% decrease in the general, administrative and store operating expense rate.

Interest Expense
----------------
                                                First Quarter
                                          ---------------------------
                                             2002            2001
                                          -----------     -----------
Average borrowings (millions)                 $  400          $  401
Average effective interest rate                 7.60%           7.61%

The company incurred $9 million in interest expense for the first quarter of 2002 compared to $8 million for the same period in 2001. The increase in interest expense was primarily due to higher fees associated with the new revolving credit facility. Interest on outstanding borrowings remained flat.

Other Income, Net
-----------------

For the first quarter of 2002, other income, net was $7 million, relatively flat compared to $6 million in 2001.

Other Data
----------

The following adjusted income information gives effect to the significant transactions and events that impact the comparability of the Company's results in the first quarter of 2002 and 2001. These items are more fully described in the "Special and Nonrecurring Items" section in Management's Discussion and Analysis and in Note 3 to the Consolidated Financial Statements.

     Management believes this presentation provides a reasonable basis on which to present the adjusted income information. Although the adjusted income information should not be construed as an alternative to the reported results determined in accordance with generally accepted accounting principles, it is provided to assist in investors' understanding of the Company's results of operations.

Adjusted Income Information (millions except per share amounts):
----------------------------------------------------------------

                                                             Thirteen Weeks Ended
                             --------------------------------------------------------------------------------

                                           May 4, 2002                               May 5, 2001
                             ---------------------------------------   --------------------------------------
                               Reported    Adjustments     Adjusted      Reported    Adjustments    Adjusted
                             ------------  -----------    ----------   -----------  -------------  ----------
Net sales                         $ 2,027            -       $ 2,027       $ 2,127       $ (237)      $ 1,890
                             ------------- -----------    ----------   -----------  -----------    ----------

Gross income                          685            -           685           671          (73)          598
                             ------------- -----------    ----------   -----------  -----------    ----------

General, administrative and
   store operating expenses          (547)           -          (547)         (608)          54          (554)

Special and nonrecurring
   items                              (34)       $  34             -             -            -             -
                             ------------- -----------    ----------   -----------  -----------    ----------

Operating income                      104           34           138            63          (19)           44

Interest expense                       (9)           -            (9)           (8)           -            (8)

Other income, net                       7            -             7             6            -             6

Minority interest                      (6)           6             -            (6)           6             -
                             ------------- -----------    ----------   -----------  -----------    ----------

Income before income taxes             96           40           136            55          (13)           42

Provision for income taxes             46            8            54            24           (7)           17
                             ------------- -----------    ----------   -----------  -----------    ----------

Net income                        $    50        $  32       $    82       $    31       $   (6)      $    25
                             ============= ===========    ==========   ===========  ===========    ==========

Net income per share              $  0.10                    $  0.15       $  0.07                    $  0.05
                             =============                ==========   ===========                 ==========

Weighted average shares
   outstanding                        487           47           534           436           91           527
                             ============= =========== =============   ===========  ===========    ==========

Notes to Adjusted Income Information

A)    Excluded business

      - Lane Bryant results were excluded in determining adjusted results for 2001 as a result of its sale to Charming Shoppes, Inc on August 16, 2001.

B)    Offer and merger

      On March 21, 2002, the Company completed a tender offer and merger that resulted in the acquisition of the IBI minority interest (see Note 2 to the Consolidated Financial Statements). The adjusted results:

      -  Eliminate the minority interest in earnings of Intimate Brands, Inc.;
         and

      - Increase total weighted average shares outstanding based on the conversion of IBI historical weighted average Class A common stock outstanding, using the exchange ratio of 1.1 shares of Limited Brands common stock for each share of IBI Class A common stock.

C)    Special and nonrecurring item

      - The 2002 adjusted results exclude a pre-tax, non-cash $34 million charge for vested stock awards related to the IBI recombination (See
         Note 3 to the Consolidated Financial Statements).

FINANCIAL CONDITION

Liquidity and Capital Resources
-------------------------------

Cash provided from operating activities and funds available from commercial paper backed by bank credit agreements provide the resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. Changes in consumer spending patterns, consumer preferences and overall economic conditions could impact the availability of future operating cash flows.

A summary of the Company's working capital position and capitalization follows (millions):

                                       May 4,    February 2,      May 5,
                                       2002         2002           2001
                                     ----------  ----------   ------------

Working capital                        $  1,472     $ 1,363        $ 1,045
                                     ==========  ==========   ============

Capitalization:
    Long-term debt                     $    248     $   250        $   400
    Shareholders' equity                  4,471       2,744          2,325
                                     ----------  ----------   ------------

Total capitalization                   $  4,719     $ 2,994        $ 2,725
                                     ==========  ==========   ============

Additional amounts available under
    long-term credit agreements        $  1,250     $ 1,250        $ 1,000
                                     ==========  ==========   ============

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

The increase in total capitalization during the thirteen weeks ended May 4, 2002 was primarily due to the issuance of 89 million shares of Limited Brands common stock valued at $1.6 billion in connection with the acquisition of the Intimate Brands, Inc. minority interest (see Note 2 to the Consolidated Financial Statements).

The Company's operations are seasonal in nature, leading to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods. Consequently, the Company analyzes operating cash flows by comparing the current interim period changes to the prior interim period changes.

Net cash used for operating activities was $65 million for the thirteen weeks ended May 4, 2002 versus $142 million used for operating activities for the same period in 2001. The primary differences in cash used for operating activities between the first quarter of 2002 and 2001 were due to changes in net income, including special and nonrecurring items, working capital, income taxes and other assets and liabilities. The cash used for income taxes was higher in 2002 versus the same period in 2001 due to increased pretax income in 2001, timing of payments and the taxes due on the gain from the sale of Lane Bryant. The changes in other assets and liabilities were primarily driven by the timing of certain payments.

In 2002, investing activities included $50 million in capital expenditures.

Financing activities in 2002 consisted of the quarterly dividend payment of $0.075 per share and proceeds from the exercise of stock options. Financing activities in 2001 primarily included the quarterly dividend payment of $0.075 per share.

Capital Expenditures
--------------------

Capital expenditures amounted to $50 million for the first quarter of 2002 compared to $104 million for the same period in 2001. The decrease was due to a combination of fewer store openings and timing of certain expenditures. The Company anticipates capital spending to be at or below $430 million in 2002, the majority of which will be for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures are primarily related to information technology and distribution center projects. The Company expects that 2002 capital expenditures will be funded principally by net cash provided by operating activities.

Recently Issued Accounting Pronouncements
-----------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002 with earlier adoption encouraged. The Company is currently evaluating the impact of adopting SFAS No. 145, but does not expect it to have a material impact on its results of operations or its financial condition.

Impact of Inflation
-------------------

The Company's results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes the effects of inflation, if any, on the results of operations and financial condition have been minor.

Critical Accounting Policies and Estimates
------------------------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management believes the following assumptions and estimates are most significant to reporting our results of operations and financial position.

..    Inventories - Inventories are valued at the lower of average cost or market, on a first-in, first-out basis, using the retail method. The Company records a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. Inventory valuation at the end of the first and third quarters reflects adjustments for estimated inventory markdowns for the principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). If actual future demand or market conditions are different than those projected by management, additional inventory write-downs may be required. Other significant estimates related to inventory include shrink and obsolete and excess inventory.

..    Valuation of Long-Lived Assets and Goodwill - Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is periodically reviewed for impairment by comparing each reporting unit's carrying value to its fair value. Factors used in the valuation of long-lived assets and goodwill include, but are not limited to, management's plans for future operations, brand initiatives, recent operating results and projected cash flows. If future economic conditions are different than those projected by management, additional impairment charges may be required.

..    Claims and Contingencies- The Company is subject to various claims and contingencies related to lawsuits, income taxes, insurance and other matters arising out of the normal course of business. The Company's determination of the treatment of claims and contingencies in the financial statements is based on management's view of the expected outcome of the applicable claim or contingency. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the company with respect to matters in the ordinary course of business. The Company accrues a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to the financial statements.

..    While the Company's recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes revenue upon customer receipt of the merchandise and provides a reserve for projected merchandise returns based on prior experience.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company's financial instruments as of May 4, 2002 has not significantly changed since February 2, 2002. Information regarding the Company's financial instruments and market risk as of February 2, 2002 is disclosed in the Company's 2001 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

        On January 13, 1999, two lawsuits were filed against the Company, as well as other defendants, including many national retailers. Both lawsuits relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One lawsuit, on behalf of a class of unnamed garment workers, was filed in the United States District Court for the Central District of California, Western Division and subsequently transferred to the United States District Court for the Northern Mariana Islands. It alleged violations of federal statutes, the United States Constitution, and international law. A first amended complaint was filed on April 28, 2000, which added additional defendants but did not otherwise substantively alter either the claims alleged or relief sought. On November 26, 2001, a motion to dismiss the first amended complaint for failure to state a claim upon which relief can be granted was granted in part and denied in part. A second amended complaint, which added neither new parties nor claims but realleged claims previously dismissed, was filed on December 17, 2001. On May 10, 2002, a motion to dismiss the second amended complaint was granted in part and denied in part, and plaintiffs were given leave to file a third amended complaint, and motions to certify the case as a class action and to approve settlements entered by certain other defendants were granted. The second lawsuit was filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and alleges unfair business practices under California law. A motion for summary judgment on that complaint was filed on October 30, 2001 and remains pending.

        In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company's board of directors and the Company, as nominal defendant. The actions thereafter were consolidated. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children's Trust (the "Contingent Stock Redemption Agreement") constituted a waste of corporate assets and a breach of the board members' fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a "wasteful transaction in its own right." On July 30, 1999, all defendants moved to dismiss the complaint, both on the ground that it failed to allege facts showing that demand on the board to institute such an action would be futile and for failure to state a claim. Plaintiffs did not respond to that motion, but on February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the "amended complaint"), which makes allegations similar to the first complaint concerning the rescission of the Contingent Stock Redemption Agreement and the 1999 issuer tender offer and adds allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000 and oral argument was heard on March 28, 2001. On March 27, 2002, the Court granted the motion in part and denied the motion in part. On May 10, 2002, the Company's board of directors appointed a special litigation committee composed of directors Donald B. Shackelford and Raymond Zimmerman and granted that committee the authority to investigate the claims asserted in the amended complaint and to determine the Company's response to them. On May 16, 2002, the Company moved to stay all proceedings in the action until the special litigation committee has concluded its work. The motion is pending.

        Beginning on February 5, 2002 and continuing thereafter, a total of thirteen separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public shareholders of Intimate Brands, Inc. ("IBI") relating to the announcement by the Company that it was commencing an exchange offer for the outstanding public shares of common stock of IBI. The actions were consolidated under the caption In re Intimate Brands Inc. Shareholders Litig., Cons. C.A. No. 19382. Separately, two actions advancing similar allegations and making similar claims on behalf of IBI shareholders were filed in the Ohio Court of Common Pleas in Franklin County, Ohio, styled Cameron v. Wexner, et al., Case No. 02-CVH-021342 and Zenderman v. Wexner, et al., Case No. 02-CVH-021636. As subsequently amended, these actions generally named as defendants the Company, IBI and the members of IBI's board of directors, challenged the Company's disclosures to IBI shareholders in connection with the exchange offer, alleged that the exchange offer amounted to a breach of fiduciary duty or was otherwise unlawful and made various related claims and allegations. On March 6, 2002, the parties reached an agreement in principle to settle these actions which was subsequently set forth in a memorandum of understanding dated March 19, 2002. The settlement is subject to a number of conditions, including completion of confirmatory discovery satisfactory to plaintiffs' counsel, negotiation and execution of definitive settlement documents and approval of the proposed settlement by the Delaware Court of Chancery.

        Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company's financial position or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company held its Annual Meeting of Stockholders on May 20, 2002. The matters voted upon and the results of the voting were as follows:

        a) Leonard A. Schlesinger, Donald B. Shackelford, Martin Trust, and Raymond Zimmerman were elected to the Board of Directors for a term of three years. Of the 479,053,835 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows, with respect to each of the nominees:

                                           Shares            Shares as to Which
                                         Voted For            Voting Authority
                  Name                    Election                Withheld
                  ----                    --------                --------

           Leonard A. Schlesinger       472,674,935              6,378,900

           Donald B. Shackelford        474,801,367              4,252,468

           Martin Trust                 472,620,482              6,433,353

           Raymond Zimmerman            474,549,405              4,504,430

           In addition, directors whose term of office continued after the Annual Meeting were: E. Gordon Gee, Alex Shumate, Allan R. Tessler, Abigail S. Wexner, Eugene M. Freedman, V. Ann Hailey, David T. Kollat, and Leslie H. Wexner.

        b) The shareholders were asked to consider and vote upon a proposal to adopt the 2002 Restatement of the 1993 Stock Option and Performance Incentive Plan (1998 Restatement) (the "Stock Plan"). The only changes made to the Stock Plan from its predecessors are to increase by 11,800,000 the number of shares of Common Stock that may be subject to awards granted under the Stock Plan, provide for the issuance of Substitute Awards in connection with acquisitions or combinations involving the Company and to provide that it will expire on May 19, 2012. Of the 479,053,835 shares present in person or represented by proxy at the meeting, 425,796,175 shares were voted for the proposal, 51,400,529 shares were voted against the proposal, and 1,857,131 shares abstained from voting with respect to the proposal.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.
        --------

        15. Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.


(b)     Reports on Form 8-K.
        -------------------

        The Company filed two reports on Form 8-K for the quarter ended May 4, 2002. The first report on Form 8-K was filed on February 5, 2002, announcing that a number of lawsuits were filed relating to the Company's announcement of an exchange offer for the outstanding public shares of common stock of Intimate Brands, Inc. The second report on Form 8-K was filed on March 21, 2002, announcing the completion of the tax-free merger with Intimate Brands, Inc. Subsequent to quarter-end, the Company filed a report on Form 8-K on May 20, 2002, announcing the Company changed its name to "Limited Brands, Inc."

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              LIMITED BRANDS, INC.
                                  (Registrant)

                                        By  /s/ V. Ann Hailey
                                            -----------------

                                            V. Ann Hailey,
                                            Executive Vice President and Chief
                                            Financial Officer*

Date: June 17, 2002

*Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.