Form 10-Q/A
period 2002-05-04
LIMITED BRANDS INC
filed 2002-06-20
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------


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


                         Commission file number 1-8344


                              LIMITED BRANDS, INC.
             (Exact name of registrant as specified in its charter)


                      Delaware                                 31-1029810
-----------------------------------------------------  -------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                   Identification No.)

Three Limited Parkway, P.O. Box 16000, Columbus, Ohio            43216
-----------------------------------------------------  -------------------------
      (Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code  (614) 415-7000
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

                             Yes [X]       No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.50 Par Value               Outstanding at May 31, 2002
     ----------------------------               ---------------------------

                                                     521,192,074 Shares

INTRODUCTORY NOTE

     Part II, Item 4 (Submission of Matters to a Vote of Security Holders) of the Form 10-Q for the quarterly period ended May 4, 2002 ("Form 10-Q") of Limited Brands, Inc. ("Limited Brands") has been amended to include information in connection with a Special Meeting of Stockholders held on March 11, 2002 and a Special Meeting of Stockholders held on March 20, 2002. No other information included in the Form 10-Q has been amended or updated.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Limited Brands held a Special Meeting of Stockholders on March 11, 2002. The matter voted upon was a proposal to adjourn the Special Meeting to 4:00 p.m. on March 20, 2002 at Limited Brands' offices at Three Limited Parkway, Columbus, Ohio. Of the 312,405,290 shares present in person or represented by proxy at the meeting, 308,090,294 shares were voted for the proposal, 428,056 shares were voted against the proposal, and 3,886,940 shares abstained from voting with respect to the proposal.

     Limited Brands held a Special Meeting of Stockholders on March 20, 2002. The matter voted upon was a proposal to approve the issuance of shares of Common Stock of Limited Brands as may be necessary to effect Limited Brands' offer to exchange shares of Common Stock of Limited Brands for all of the outstanding shares of Intimate Brands, Inc. ("Intimate Brands") Class A Common Stock and subsequent merger of Intimate Brands into a wholly-owned subsidiary of Limited Brands. Of the 344,055,996 shares present in person or represented by proxy at the meeting, 339,506,197 shares were voted for the proposal, 590,211 shares were voted against the proposal, and 3,959,588 shares abstained from voting with respect to the proposal.

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

Date:  June 19, 2002

*Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.