Form 10-Q
period 2002-08-03
LIMITED BRANDS INC
filed 2002-09-17
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 30, 2002
522,859,178 Shares

LIMITED BRANDS, INC.

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q (“Report”) or otherwise made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2002 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by the Company or management: changes in consumer spending patterns, consumer confidence, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company’s products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production; and risks associated with the possible lack of availability of suitable store locations on appropriate terms. Investors should read the Company’s filings with the Securities and Exchange Commission for a more detailed discussion of these and other factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Thousands except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net sales	$2,112,788	$2,192,111	$4,139,967	$4,318,956
Costs of goods sold, buying and occupancy	(1,388,918)	(1,500,145)	(2,731,203)	(2,956,442)

Gross income	723,870	691,966	1,408,764	1,362,514
General, administrative and store operating expenses	(583,711)	(614,949)	(1,130,732)	(1,222,741)
Special and nonrecurring item	—	—	(33,808)	—

Operating income	140,159	77,017	244,224	139,773
Interest expense	(6,155)	(8,410)	(15,385)	(16,696)
Other income, net	4,243	7,145	11,329	13,051
Minority interest	—	(11,304)	(6,063)	(16,989)
Gains on sale of stock by investees	—	62,102	—	62,102

Income before income taxes	138,247	126,550	234,105	181,241
Provision for income taxes	55,000	55,000	101,000	79,000

Net income	$83,247	$71,550	$133,105	$102,241

Net income per share:
Basic	$0.16	$0.17	$0.27	$0.24

Diluted	$0.16	$0.16	$0.26	$0.23

Dividends per share	$0.075	$0.075	$0.15	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands)

	August 3, 2002	February 2, 2002	August 4, 2001
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,167,038	$1,375,162	$327,467
Accounts receivable	81,467	79,539	79,167
Inventories	1,090,290	966,069	1,153,581
Other	246,450	261,656	340,573

Total current assets	2,585,245	2,682,426	1,900,788
Property and equipment, net	1,353,538	1,359,272	1,445,791
Deferred income taxes	—	67,273	108,358
Goodwill	1,315,372	121,129	119,013
Trade names and other intangible assets	451,886	30,975	34,163
Other assets	432,415	458,148	393,826

Total assets	$6,138,456	$4,719,223	$4,001,939

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$384,355	$245,462	$315,936
Current portion of long-term debt	—	150,000	150,000
Accrued expenses	624,326	648,085	531,080
Income taxes	29,718	275,747	2,615

Total current liabilities	1,038,399	1,319,294	999,631
Deferred income taxes	98,249	—	—
Long-term debt	248,032	250,000	250,000
Other long-term liabilities	218,576	228,978	222,843
Minority interest	—	177,294	140,702
Shareholders’ equity:
Common stock	261,098	216,096	216,096
Paid-in capital	1,656,809	53,459	62,705
Retained earnings	2,617,293	2,551,405	2,203,828

	4,535,200	2,820,960	2,482,629
Less: treasury stock, at average cost	—	(77,303)	(93,866)

Total shareholders’ equity	4,535,200	2,743,657	2,388,763

Total liabilities and shareholders’ equity	$6,138,456	$4,719,223	$4,001,939

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001
Operating activities:
Net income	$133,105	$102,241
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	140,264	143,446
Special and nonrecurring item	33,808	—
Amortization of deferred compensation	15,825	7,256
Deferred income taxes	(16,000)	6,000
Minority interest, net of dividends paid	600	6,234
Gains on sale of stock by investees	—	(62,102)
Change in assets and liabilities:
Accounts receivable	(1,928)	14,578
Inventories	(124,221)	3,559
Accounts payable and accrued expenses	97,034	(7,589)
Income taxes	(227,507)	(128,672)
Other assets and liabilities	51,993	(57,864)

Net cash provided by operating activities	102,973	27,087

Investing activities:
Capital expenditures	(128,832)	(209,822)
Net proceeds (expenditures) related to Easton real estate investment	2,134	(6,569)

Net cash used for investing activities	(126,698)	(216,391)

Financing activities:
Repayment of debt	(150,000)	—
Dividends paid	(71,563)	(64,444)
Proceeds from exercise of stock options and other	37,164	17,668

Net cash used for financing activities	(184,399)	(46,776)

Net decrease in cash and equivalents	(208,124)	(236,080)
Cash and equivalents, beginning of year	1,375,162	563,547

Cash and equivalents, end of period	$1,167,038	$327,467

In 2002, non-cash investing and financing activities included the issuance of 88.9 million shares of Limited Brands common stock valued at $1.6 billion in exchange for all of the outstanding shares of Intimate Brands, Inc. Class A common stock (see Note 2).

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Basis of Presentation

Limited Brands, Inc. (the “Company” or “Limited Brands”) sells women’s and men’s apparel, women’s intimate apparel and personal care products under various trade names through its specialty retail stores and direct response (catalog and e-commerce) businesses.

The consolidated financial statements include the accounts of the Company and its subsidiaries including Intimate Brands, Inc. (“IBI” or “Intimate Brands”), an 84% owned subsidiary through March 21, 2002 and wholly-owned thereafter (see Note 2). All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated entities over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company’s share of the net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in cost of goods sold. The Company’s share of the net income or loss of all other unconsolidated entities is included in other income (expense).

The consolidated financial statements as of and for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of and for the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a “report” within the meaning of Sections 7 and 11 of that Act.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.    Acquisition of Minority Interest of Intimate Brands

On March 21, 2002, the Company completed a tax-free tender offer and merger, which resulted in the acquisition of the IBI minority interest. The acquisition resulted in the recombination of Intimate Brands and Limited Brands. The total purchase price was approximately $1.6 billion, based on approximately 88.9 million Limited Brands common shares issued in the transaction and the average closing price of Limited Brands common stock over the 3-day period before and after the transaction date.

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

The acquisition was accounted for using the purchase method of accounting, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The Company allocated the purchase price to the minority interest portion of the fair values of identifiable intangible assets acquired.

The purchase price allocation included $411.0 million of acquired intangible assets related to trade names with indefinite lives. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” these intangible assets will not be amortized. The remaining purchase price allocation included the fair market value adjustments related to customer relationships and lists, property and equipment, leases, long-term debt and deferred rent. These adjustments are amortized over their respective useful lives (primarily five years) resulting in a non-cash expense of approximately $5.2 million per year. In addition, the acquisition resulted in approximately $1.2 billion of goodwill. None of these amounts are deductible for tax purposes.

The table on the following page summarizes selected unaudited pro forma information for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001 as if the recombination had been completed at the beginning of 2001. This selected unaudited pro forma information is not necessarily indicative of the operating results that would have occurred if the recombination had been completed at the beginning of the periods presented and is not necessarily indicative of the results that may be achieved in the future. The pro forma information reflects adjustments related to additional depreciation and amortization from the fair market value adjustments described above, the elimination of minority interest in earnings of Intimate Brands and an increase in total weighted average shares outstanding based on the conversion of Intimate Brands historical weighted average Class A common stock outstanding using the 1.1 exchange ratio.

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
(thousands, except per share amounts)
Net sales	$2,112,788	$2,192,111	$4,139,967	$4,318,956
Net income	83,247	82,554	139,168	117,630
Net income per share:
Basic	$0.16	$0.16	$0.27	$0.23
Diluted	$0.16	$0.16	$0.26	$0.22

The selected unaudited pro forma information for the twenty-six weeks ended August 3, 2002 includes a pre-tax, non-cash special and nonrecurring charge of $33.8 million (see Note 3). In addition, the selected unaudited pro forma information for the twenty-six weeks ended August 3, 2002 includes a pre-tax, non-cash compensation cost related to the exchange of unvested IBI stock awards for Limited Brands stock awards that will be recognized as expense over the remaining vesting periods, primarily the next two years. For the thirteen and twenty-six weeks ended August 3, 2002, the Company recognized $8.8 million and $12.4 million of pre-tax compensation expense related to these unvested awards.

3.    Special and Nonrecurring Item

In connection with the acquisition of the IBI minority interest (see Note 2), vested IBI stock options and restricted stock were exchanged for Limited Brands stock awards with substantially similar terms. In accordance with Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” the exchange was accounted for as a modification of a stock-based compensation arrangement. As a result, the Company recorded a pre-tax, non-cash special and nonrecurring charge of $33.8 million in the first quarter of 2002.

4.    Gains on Sale of Stock by Investees

During the second quarter of 2001, the Company recognized $62.1 million of pre-tax gains as a result of the initial public offerings (“IPO’s”) of Alliance Data Systems Corp. (“ADS”) and Galyan’s Trading Company, Inc. (“Galyan’s”). ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Galyan’s is a specialty retailer that sells outdoor and athletic equipment, apparel, footwear and accessories. Prior to the IPO’s, the Company’s ownership interest in ADS and Galyan’s was approximately 31% and 37%, respectively. As of August 3, 2002, the Company owns approximately 14.7 million shares of ADS common stock, representing a 20% ownership interest, and approximately 4.2 million shares of Galyan’s common stock, representing a 24% ownership interest. Deferred taxes were provided on the gains using the Company’s effective tax rate.

5.    Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142 in the first quarter of 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but must be tested for impairment annually (or in interim periods if events indicate possible impairment). Other intangible assets will continue to be amortized over their useful lives.

Intangible assets, not subject to amortization, represent trade names that were recorded in connection with the acquisition of the Intimate Brands minority interest and were $411.0 million as of August 3, 2002.

Intangible assets, subject to amortization, were as follows (in thousands):

	August 3, 2002		February 2, 2002		August 4, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Intellectual property assets and other intangibles	$54,300	($13,414)	$41,300	($10,325)	$41,300	($7,137)

The estimated annual amortization expense for intangibles each year through 2006 is approximately $7.8 million.

The changes in the carrying amount of goodwill for the twenty-six weeks ended August 3, 2002 are as follows (in thousands):

	Victoria’s Secret	Bath & Body Works	Apparel	Total
Balance, February 2, 2002	$49,915	$66,710	$4,504	$121,129
Goodwill acquired	639,925	554,318	—	1,194,243

Balance, August 3, 2002	$689,840	$621,028	$4,504	$1,315,372

In accordance with SFAS No.142, neither the thirteen or twenty-six week periods ended August 4, 2001 have been restated to add back the amortization expense of goodwill. Goodwill amortization expense did not have a material impact on net income for the thirteen or twenty-six week periods ended August 4, 2001.

6.    Shareholders’ Equity and Earnings Per Share

At August 3, 2002, one billion shares of $0.50 par value common stock were authorized and 522.3 million were issued and outstanding. At February 2, 2002 and August 4, 2001, 432.2 million shares were issued and 429.1 million and 428.4 million shares were outstanding. Ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding. Additionally, earnings per diluted share includes the impact of the dilutive options and restricted stock at IBI prior to the recombination as a reduction to earnings. This had no impact on earnings per diluted share for any of the reported periods.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Common shares issued	522,299	432,191	499,477	432,191
Treasury shares	(787)	(4,604)	(1,628)	(5,228)

Basic shares	521,512	427,587	497,849	426,963
Dilutive effect of stock options and restricted shares	15,331	8,245	14,135	8,788

Diluted shares	536,843	435,832	511,984	435,751

The quarterly computation of earnings per diluted share excludes options to purchase 1.9 million and 7.2 million shares of common stock at August 3, 2002 and August 4, 2001, and the year-to-date computation of earnings per diluted share excludes options to purchase 4.4 million and 7.3 million shares for 2002 and 2001, because the options’ exercise prices were greater than the average market price of the common shares during the period.

Other comprehensive income follows and is included in retained earnings and relates primarily to fluctuations in the market value of the Company’s investment in Charming Shoppes, Inc. common stock.

Other comprehensive income (thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 3, 2002	August 4, 2001	August 3, 2002	August 4, 2001
Net income	$83,247	$71,550	$133,105	$102,241
Unrealized gains (losses) on investments	(12,328)	(1,533)	4,405	(1,838)

Comprehensive income	$70,919	$70,017	$137,510	$100,403

Accumulated other comprehensive loss, net of tax, was approximately $1.8 million at August 3, 2002, $6.2 million at February 2, 2002 and $1.8 million at August 4, 2001.

7.     Inventories

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

8.    Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	August 3, 2002	February 2, 2002	August 4, 2001
Property and equipment, at cost	$3,073,991	$3,018,085	$3,287,885
Accumulated depreciation and amortization	(1,720,453)	(1,658,813)	(1,842,094)

Property and equipment, net	$1,353,538	$1,359,272	$1,445,791

9.    Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and, for the twenty-six weeks ended August 3, 2002, also reflects an unfavorable impact related to the exchange of vested IBI incentive stock options (see Note 3). Income taxes paid during the twenty-six weeks ended August 3, 2002 and August 4, 2001 approximated $339.2 million and $197.8 million. Other current assets included net current deferred tax assets of $3.4 million at August 4, 2001. Income taxes payable included net current deferred tax liabilities of $6.8 million and $25.8 million at August 3, 2002 and February 2, 2002.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Internal Revenue Service (IRS) has assessed the Company for additional taxes and interest for the years 1992 to 1998 relating to the undistributed earnings of foreign affiliates. On September 7, 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, in 1999 the Company made a $112 million payment of taxes and interest for the years 1992 to 1998 that reduced deferred tax liabilities.

On March 29, 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. The Company believes this ruling will apply to years 1992 through 1994. However, the amount of any payment the Company may receive related to the 1992 through 1994 years has not been finalized and the Company will be required to pursue additional actions to obtain any refunds related to the 1995 through 1998 years.

10.    Long-Term Debt

Unsecured long-term debt consisted of (thousands):

	August 3, 2002	February 2, 2002	August 4, 2001

7 1/2% $250 million debentures due March 2023, less unamortized discount of $1,968 at August 3, 2002	$248,032	$250,000	$250,000
7 4/5% Notes due May 15, 2002	—	150,000	150,000

	248,032	400,000	400,000
Less: current portion of long-term debt	—	150,000	150,000

	$248,032	$250,000	$250,000

The 7 1/2% debentures may be redeemed at the option of the Company, in whole or in part, at any time on or after March 15, 2003, at declining premiums. The unamortized discount relates to the fair market value adjustment of Intimate Brands’ portion of the 7 1/2% debentures in connection with the recombination (see Note 2) and is being amortized over the remaining term of the debentures.

The Company currently has a $1.25 billion unsecured revolving credit facility (the “Facility”). The Facility is comprised of a $500 million 364-day agreement and a $750 million 5-year agreement. Borrowings outstanding under the Facility, if any, are due June 27, 2003 and July 13, 2006, respectively. The Facility has several borrowing and interest rate options. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are 0.1% (for the 364-day agreement) and 0.125% (for the 5-year agreement) of the committed amount per year.

The Facility requires the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at August 3, 2002.

The Facility supports the Company’s commercial paper and letter of credit programs, which are used from time to time to fund working capital and other general corporate requirements. The Company did not issue commercial paper or draw on the Facility during the first or second quarters of 2002. In addition, no commercial paper or amounts under the Facility (or the previous credit facility) were outstanding at August 3, 2002.

The Company has a shelf registration statement, under which up to $250 million of debt securities and warrants to purchase debt securities may be issued.

11.    Segment Information

Following the acquisition of the IBI minority interest (see Note 2), the Company has resegmented its business into three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel. Previously, the Company’s reportable segments were Intimate Brands and Apparel. Historical financial information has been reclassified to reflect this new segmentation.

The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, personal care products and accessories marketed under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through its stores and direct response (catalog and e-commerce) businesses. The Bath & Body Works segment derives its revenues from the sale of personal care products and accessories and home fragrance products marketed under the Bath & Body Works and White Barn Candle brand names. The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express, Express Men’s, Lerner (New York & Company) and Limited Stores.

Segment information as of and for the thirteen and twenty-six weeks ended August 3, 2002 and August 4, 2001 follows (in thousands):

2002	Victoria’s Secret	Bath & Body Works	Apparel	Other(A)	Reconciling Items		Total
Thirteen weeks:
Net sales	$864,455	$374,287	$791,483	$389,883	($307,320	)(B)	$2,112,788
Operating income (loss)	144,926	31,373	4,802	(40,942)			140,159
Twenty-six weeks:
Net sales	$1,626,497	$694,564	$1,657,924	$729,043	($568,061	)(B)	$4,139,967
Operating income (loss)	245,390	59,030	48,924	(75,312)	(33,808	)(C)	244,224
Total assets	$1,830,455	$1,403,864	$857,569	$2,046,568			$6,138,456

(A)	Included in the “Other” category are Corporate (including non-core real estate and equity investments), Mast, Henri Bendel and disposed businesses.
(B)	Represents intersegment sales elimination for Mast sales included in “Other.”
(C)	Represents a $34 million pre-tax, non-cash special and nonrecurring charge for vested stock awards related to the IBI recombination (see Note 2).

2001	Victoria’s Secret	Bath & Body Works	Apparel	Other(A)	Reconciling Items		Total
Thirteen weeks:
Net sales	$792,078	$358,862	$759,390	$562,170	($280,389	)(B)	$2,192,111
Operating income (loss)	105,221	46,345	(49,938)	(24,611)			77,017
Twenty-six weeks:
Net sales	$1,497,893	$678,703	$1,584,257	$1,088,524	($530,421	)(B)	$4,318,956
Operating income (loss)	165,938	80,354	(60,122)	(46,397)			139,773
Total assets	$969,268	$633,706	$839,964	$1,559,001			$4,001,939

(A)-(B) See description under table on the previous page.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of
Limited Brands, Inc.:

We have reviewed the accompanying consolidated balance sheets of Limited Brands, Inc. and its subsidiaries (the “Company”) as of August 3, 2002 and August 4, 2001, and the related consolidated statements of income for each of the thirteen and twenty-six week periods ended August 3, 2002 and August 4, 2001 and the consolidated statements of cash flows for each of the twenty-six week periods ended August 3, 2002 and August 4, 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of February 2, 2002, and the related consolidated statements of income, of shareholders’ equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 28, 2002, except for Note 14 as to which the date is March 21, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of February 2, 2002 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/    PRICEWATERHOUSECOOPERS LLP

Columbus, Ohio
August 22, 2002

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the second quarter of 2002 were $2.113 billion compared to $2.192 billion in 2001. Excluding Lane Bryant’s net sales in the second quarter of 2001 (Lane Bryant was sold to Charming Shoppes, Inc. on August 16, 2001), net sales increased 8%. Comparable store sales increased 4% for the quarter. Operating income increased to $140.2 million from $77.0 million in 2001 and net income increased to $83.2 million from $71.6 million in 2001. Earnings per share was flat at $0.16.

Net sales for the twenty-six weeks ended August 3, 2002 were $4.140 billion compared to $4.319 billion in 2001. Excluding Lane Bryant’s net sales in the first half of 2001, net sales increased 8%. Operating income increased to $244.2 million from $139.8 million in 2001. Net income increased 30% to $133.1 million from $102.2 million in 2001, and earnings per share increased to $0.26 from $0.23 in 2001.

Net income for the twenty-six weeks ended August 3, 2002 included a pre-tax, non-cash special and nonrecurring charge of $33.8 million, or $0.05 per share, resulting from the Intimate Brands, Inc. recombination. In addition to this charge, there were a number of items that impact the comparability of the Company’s reported results. See the “Special and Nonrecurring Items” and “Other Data” sections for a discussion of these items and the impact on 2002 and 2001 earnings.

Financial Summary

The following summarized financial and statistical data compares reported results for the thirteen week and twenty-six week periods ended August 3, 2002 to the comparable periods for 2001:

	Second Quarter			Year-to-Date
	2002	2001	Change	2002	2001	Change
Net Sales (millions):
Victoria’s Secret Stores	$615	$563	9%	$1,151	$1,043	10%
Victoria’s Secret Direct	249	229	9%	475	455	4%

Total Victoria’s Secret	$864	$792	9%	$1,626	$1,498	9%

Bath & Body Works	$374	$359	4%	$695	$679	2%

Express	$450	$434	4%	$932	$885	5%
Lerner New York	200	194	3%	429	422	2%
Limited Stores	142	131	8%	297	277	7%

Total apparel businesses	$792	$759	4%	$1,658	$1,584	5%

Other(a)	83	282	N/M	161	558	N/M

Total net sales	$2,113	$2,192	(4)%	$4,140	$4,319	(4)%

Segment Operating Income (millions):
Victoria’s Secret	$145	$105	38%	$245	$166	48%
Bath & Body Works	31	46	(33)%	59	80	(26)%
Apparel	5	(50)	110%	49	(60)	182%
Other(a)	(41)	(24)	N/M	(75)	(46)	N/M

Sub-total	140	77	82%	278	140	99%
Special and nonrecurring item(b)	—	—	—	(34)	—	N/M

Total operating income	$140	$77	82%	$244	$140	74%

N/M—not meaningful
(a)	Other includes Corporate, Mast, Henri Bendel, and, in 2001, Lane Bryant.
(b)	Represents a pre-tax, non-cash $34 million charge for vested stock awards related to the Intimate Brands, Inc. recombination.

	Second Quarter		Year-to-Date
	2002	2001	2002	2001
Comparable Store Sales:
Victoria’s Secret	5%	(3)%	6%	(5)%

Bath & Body Works	(2)%	(9)%	(5)%	(8)%

Express	5%	(6)%	6%	(3)%
Lerner New York	7%	(8)%	5%	(1)%
Limited Stores	13%	(5)%	11%	(3)%

Total apparel businesses	7%	(6)%	7%	(3)%

Lane Bryant	N/A	0%	N/A	3%
Henri Bendel	3%	(2)%	2%	(3)%

Total comparable store sales increase (decrease)	4%	(5)%	4%	(4)%

N/A—not applicable

	Second Quarter			Year-to-Date
	2002	2001	Change	2002	2001	Change
Segment Store Data:
Retail sales increase (decrease) attributable to net new and remodeled stores:
Victoria’s Secret	4%	5%		3%	4%
Bath & Body Works	6%	12%		7%	13%
Apparel	(3)%	(1)%		(2)%	(1)%
Retail sales per average selling square foot:
Victoria’s Secret	$136	$132	3%	$256	$245	4%
Bath & Body Works	$107	$112	(4)%	$199	$215	(7)%
Apparel	$67	$60	12%	$138	$125	10%
Retail sales per average store (thousands):
Victoria’s Secret	$611	$578	6%	$1,145	$1,075	7%
Bath & Body Works	$230	$238	(3)%	$428	$457	(6)%
Apparel	$406	$369	10%	$846	$767	10%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,497	4,391	2%
Bath & Body Works	2,152	2,136	1%
Apparel	6,138	6,094	1%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,537	4,312	5%
Bath & Body Works	3,505	3,287	7%
Apparel	11,815	12,468	(5)%

Number of Stores:

	Second Quarter		Year-to-Date
	2002	2001	2002	2001
Victoria’s Secret
Beginning of period	1,006	966	1,002	958
Opened	9	17	15	27
Closed	(6)	(1)	(8)	(3)

End of period	1,009	982	1,009	982

Bath & Body Works
Beginning of period	1,625	1,473	1,615	1,432
Opened	11	66	26	107
Closed	(7)	—	(12)	—

End of period	1,629	1,539	1,629	1,539

Apparel
Beginning of period	1,970	2,065	1,996	2,085
Opened	3	2	5	2
Closed	(32)	(21)	(60)	(41)
Express Integration(a)	(16)	—	(16)	—

End of period	1,925	2,046	1,925	2,046

(a)	“Express Integration” represents the net impact of converting certain Express Women’s and Express Men’s stores to Express Dual Gender stores.

	Number of Stores			Selling Sq. Ft. (thousands)
	August 3, 2002	August 4, 2001	Change	August 3, 2002	August 4, 2001	Change
Victoria’s Secret	1,009	982	27	4,537	4,312	225

Bath & Body Works	1,629	1,539	90	3,505	3,287	218

Express Women’s	644	661	(17)	4,032	4,253	(221)
Express Men’s	386	456	(70)	1,565	1,837	(272)
Express Dual Gender	23	—	23	270	—	270

Total Express	1,053	1,117	(64)	5,867	6,090	(223)

Lerner New York	512	547	(35)	3,737	4,020	(283)
Limited Stores	360	382	(22)	2,211	2,358	(147)

Total apparel	1,925	2,046	(121)	11,815	12,468	(653)

Lane Bryant	—	650	(650)	—	3,144	(3,144)

Henri Bendel	1	1	—	35	35	—

Total stores and selling sq. ft.	4,564	5,218	(654)	19,892	23,246	(3,354)

Net Sales

Net sales for the second quarter of 2002 were $2.113 billion compared to $2.192 billion for the same period in 2001. Excluding Lane Bryant’s net sales in the first quarter of 2001, net sales increased 8%, due to a 4% increase in comparable store sales and the net addition of 117 stores (443,000 selling square feet) at Victoria’s Secret and Bath & Body Works, partially offset by the net reduction of 121 apparel stores (653,000 selling square feet).

At the Victoria’s Secret businesses, net sales for the second quarter of 2002 increased 9% to $864.5 million from $792.1 million in 2001. The net sales increase was primarily due to a 5% comparable store sales increase at Victoria’s Secret Stores, resulting from strong performance in the bra and panty categories, a more successful semi-annual sale, as well as the net addition of 27 stores (225,000 selling square feet). Sales at Victoria’s Secret Direct increased 9% driven by good performance in the Spring 2002 catalogues due to the favorable impacts of an improved merchandise assortment and broader price points.

Bath & Body Works’ sales for the second quarter of 2002 were $374.3 million, up 4% compared to the same period in 2001. A net sales increase from the net addition of 90 stores (218,000 selling square feet) more than offset a 2% decline in comparable store sales.

At the apparel businesses, net sales for the second quarter of 2002 increased 4% to $791.5 million from $759.4 million in 2001. The net sales increase was due to a comparable store sales increase of 7%, partially offset by the net reduction of 121 stores (653,000 selling square feet).

Year-to-date net sales were $4.140 billion compared to $4.319 billion in 2001. Excluding Lane Bryant’s sales in 2001, year-to-date net sales increased 8%, driven by a 4% increase in comparable store sales as well as the net addition of 117 stores (443,000 selling square feet) at Victoria’s Secret and Bath & Body Works, partially offset by the net reduction of 121 apparel stores (653,000 selling square feet).

Gross Income

For the second quarter of 2002, the gross income rate (expressed as a percentage of net sales) increased to 34.3% from 31.6% for the same period in 2001. Significant improvements at Victoria’s Secret and the apparel businesses more than offset a decline at Bath & Body Works.

The significant increase in the gross income rate at Victoria’s Secret was the result of an increase in the merchandise margin rate, primarily at Victoria’s Secret Stores. The increase in the merchandise margin rate was due to fewer markdowns resulting from strong performance in certain merchandise categories, particularly bras.

The apparel businesses’ gross income rate increased significantly as both Express and Lerner New York reported improved merchandise margin rates due to higher initial markups, fewer markdowns and tighter inventory management. In addition, the buying and occupancy expense rate decreased at the apparel businesses due to the leverage achieved on a comparable store sales increase of 7%.

The decrease in the gross income rate at Bath & Body Works was due to an increase in the buying and occupancy expense rate, as well as a decrease in the merchandise margin rate. The increase in the buying and occupancy expense rate was due to the inability to achieve leverage on store-related costs as comparable store sales decreased 2%. The decrease in the merchandise margin rate was due to significantly higher markdowns in 2002.

The year-to-date gross income rate increased to 34.0% from 31.5% in 2001. The increase was primarily driven by an increase in the merchandise margin rate due to the factors noted above, and a decrease in the buying and occupancy expense rate due to leverage achieved on a comparable store sales increase of 4%.

General, Administrative and Store Operating Expenses

For the second quarter of 2002, the general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 27.6% from 28.1% last year. The improvement was driven primarily by Victoria’s Secret Stores’ ability to leverage expenses on a comparable store sales increase of 5%.

The general, administrative and store operating expense rates at Bath & Body Works and the apparel businesses were about flat to last year, as slight expense increases were leveraged through higher sales.

The year-to-date general, administrative and store operating expense rate decreased to 27.3% from 28.3% in 2001 due primarily to the ability to achieve leverage on a 4% comparable store sales increase.

Special and Nonrecurring Items

In connection with the acquisition of the IBI minority interest (see Note 2 to the Consolidated Financial Statements), vested IBI stock options and restricted stock were exchanged for Limited Brands stock awards with substantially similar terms. In accordance with Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” the exchange was accounted for as a modification of a stock-based compensation arrangement. As a result, the Company recorded a pre-tax, non-cash special and nonrecurring charge of $33.8 million in the first quarter of 2002.

Operating Income

The operating income rate in the second quarter of 2002 (expressed as a percentage of net sales) increased to 6.6% compared to 3.5% in 2001. The increase was primarily a result of the 2.7% increase in the gross income rate and the 0.5% decrease in the general, administrative and store operating expense rate.

The year-to-date operating income rate increased to 5.9% from 3.2% in 2001. Excluding the special and nonrecurring item in 2002, the increase in the operating income rate to 6.7% from 3.2% was due to the 2.5% increase in the gross income rate and the 1.0% decrease in the general, administrative and store operating expense rate.

Interest Expense

	Second Quarter		Year-to-Date
	2002	2001	2002	2001
Average borrowings (millions)	$266.5	$400.0	$333.2	$400.4
Average effective interest rate	7.56%	7.61%	7.58%	7.61%

The Company incurred $6.2 million in interest expense for the second quarter of 2002 compared to $8.4 million for the same period in 2001. The decrease in interest expense was primarily due to the repayment of $150 million of 7 4/5% Notes in May 2002. Year-to-date interest expense decreased to $15.4 million in 2002 from $16.7 million in 2001 due to decreased borrowing levels.

Other Income, Net

For the second quarter of 2002, other income, net was $4.2 million compared to $7.1 million in 2001. The decrease was primarily due to the equity in losses of investees in 2002. Interest income increased only slightly as the increase in average invested cash balances was partially offset by a decrease in average effective interest rates. Year-to-date other income, net decreased to $11.3 million in 2002 from $13.1 million in 2001 due to the factors noted above.

Gains on Sale of Stock by Investees

During the second quarter of 2001, the Company recognized $62.1 million of pre-tax gains as a result of the initial public offerings (“IPO’s”) of Alliance Data Systems Corp. (“ADS”) and Galyan’s Trading Company, Inc. (“Galyan’s”). ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Galyan’s is a specialty retailer that sells outdoor and athletic equipment, apparel, footwear and accessories. Prior to the IPO’s, the Company’s ownership interest in ADS and Galyan’s was approximately 31% and 37%, respectively. As of August 3, 2002, the Company owns approximately 14.7 million shares of ADS common stock, representing a 20% ownership interest, and 4.2 million shares of Galyan’s common stock, representing a 24% ownership interest. Deferred taxes were provided on the gains using the Company’s effective tax rate.

Other Data

The following adjusted income information gives effect to the significant transactions and events that impact the comparability of the Company’s results in 2002 and 2001. These items are more fully described in the “Special and Nonrecurring Items” section in Management’s Discussion and Analysis and in Note 3 to the Consolidated Financial Statements.

Management believes this presentation provides a reasonable basis on which to present the adjusted income information. Although the adjusted income information should not be construed as an alternative to the reported results determined in accordance with generally accepted accounting principles, it is provided to assist in investors’ understanding of the Company’s results of operations.

Adjusted Income Information (thousands except per share amounts):

	Thirteen Weeks Ended
	August 3, 2002	August 4, 2001
	Reported	Reported	Adjustments	Adjusted
Net sales	$2,112,788	$2,192,111	($231,281)	$1,960,830

Gross income	723,870	691,966	(72,959)	619,007

General, administrative and store operating expenses	(583,711)	(614,949)	53,728	(561,221)

Operating income	140,159	77,017	(19,231)	57,786
Interest expense	(6,155)	(8,410)	—	(8,410)
Other income, net	4,243	7,145	—	7,145
Minority interest	—	(11,304)	11,304	—
Gains on sale of stock by investees	—	62,102	(62,102)	—

Income before income taxes	138,247	126,550	(70,029)	56,521
Provision for income taxes	55,000	55,000	(33,000)	22,000

Net income	$83,247	$71,550	($37,029)	$34,521

Net income per share	$0.16	$0.16		$0.07

Weighted average shares outstanding	536,843	435,832	91,637	527,469

See Notes to Adjusted Income Information on next page.

	Twenty-six Weeks Ended
	August 3, 2002			August 4, 2001
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Net sales	$4,139,967	—	$4,139,967	$4,318,956	($467,993)	$3,850,963

Gross income	1,408,764	—	1,408,764	1,362,514	(145,101)	1,217,413

General, administrative and store operating expenses	(1,130,732)	—	(1,130,732)	(1,222,741)	107,467	(1,115,274)
Special and nonrecurring items	(33,808)	33,808	—	—	—	—

Operating income	244,224	33,808	278,032	139,773	(37,634)	102,139
Interest expense	(15,385)	—	(15,385)	(16,696)	—	(16,696)
Other income, net	11,329	—	11,329	13,051	—	13,051
Minority interest	(6,063)	6,063	—	(16,989)	16,989	—
Gains on sale of stock by investees	—	—	—	62,102	(62,102)	—

Income before income taxes	234,105	39,871	273,976	181,241	(82,747)	98,494
Provision for income taxes	101,000	8,000	109,000	79,000	(40,000)	39,000

Net income	$133,105	$31,871	$164,976	$102,241	($42,747)	$59,494

Net income per share	$0.26		$0.31	$0.23		$0.11

Weighted average shares outstanding	511,984	23,636	535,620	435,751	91,693	527,444

Notes to Adjusted Income Information:

A)  Excluded business:

Lane Bryant results were excluded in determining adjusted results for 2001 as a result of its sale to Charming Shoppes, Inc. on August 16, 2001.

B)  Offer and merger:

On March 21, 2002, the Company completed a tender offer and merger that resulted in the acquisition of the IBI minority interest (see Note 2 to the Consolidated Financial Statements). The adjusted results:

—Eliminate the minority interest in earnings of Intimate Brands, Inc.; and

—Increase total weighted average shares outstanding based on the conversion of IBI historical weighted average Class A common stock outstanding, using the exchange rate of 1.1 share of Limited Brands common stock for each share of IBI Class A common stock.

C)  Special and nonrecurring item:

The 2002 adjusted results exclude a pre-tax, non-cash $33.8 million charge for vested stock awards related to the IBI recombination (see Note 3 to the Consolidated Financial Statements).

D)  Gains on sale of stock by investees:

The 2001 adjusted results exclude $62.1 million of pre-tax gains as a result of the IPO’s of ADS and Galyan’s (see Note 4 to the Consolidated Financial Statements).

Financial Condition

Liquidity and Capital Resources

Cash provided by operating activities and funds available from commercial paper backed by bank credit agreements provide the resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. Changes in consumer spending patterns, consumer preferences and overall economic conditions could impact the availability of future operating cash flows.

A summary of the Company’s working capital position and capitalization follows (millions):

	August 3, 2002	February 2, 2002	August 4, 2001
Working capital	$1,546	$1,363	$901

Capitalization:
Long-term debt	$248	$250	$250
Shareholders’ equity	4,535	2,744	2,389

Total capitalization	$4,783	$2,994	$2,639

Additional amounts available under credit agreements	$1,250	$1,250	$1,250

In addition, the Company may offer up to $250 million of debt securities and warrants to purchase debt securities under its shelf registration statement.

The increase in total capitalization during the twenty-six weeks ended August 3, 2002 was primarily due to the issuance of 88.9 million shares of Limited Brands common stock valued at $1.6 billion in connection with the acquisition of the Intimate Brands, Inc. minority interest (see Note 2 to the Consolidated Financial Statements).

The Company’s operations are seasonal in nature, leading to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods. Consequently, the Company analyzes operating cash flows by comparing the current interim period changes to the prior interim period changes.

Net cash provided by operating activities was $103.0 million for the twenty-six weeks ended August 3, 2002 versus $27.1 million provided by operating activities for the same period in 2001. The primary differences in cash provided by operating activities between the first half of 2002 and 2001 were due to changes in net income, working capital, income taxes and other assets and liabilities. The cash used for income taxes was higher in 2002 versus the same period in 2001 due to increased pretax income in 2001, timing of payments and the taxes due on the gain from the sale of Lane Bryant. The changes in other assets and liabilities were primarily driven by the timing of certain payments.

In 2002, investing activities included $128.8 million in capital expenditures.

Financing activities in 2002 consisted of the repayment of long-term debt, quarterly dividend payments of $0.075 per share partially offset by proceeds from the exercise of stock options. Financing activities in 2001 included the quarterly dividend payment of $0.075 per share partially offset by proceeds from the exercise of stock options.

Capital Expenditures

Capital expenditures amounted to $128.8 million for the twenty-six weeks ended August 3, 2002 compared to $209.8 million for the same period in 2001. The decrease was due to a combination of fewer store openings and timing of certain expenditures. The Company anticipates capital spending to be $400 million or less in 2002, the majority of which will be for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures are primarily related to information technology and distribution center projects. The Company expects that 2002 capital expenditures will be funded principally by net cash provided by operating activities.

Recently Issued Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement updates, clarifies and simplifies existing pronouncements related primarily to accounting for the extinguishment of debt and for leases. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The Company is currently evaluating the impact of adopting SFAS No. 145, but does not expect it to have a material impact on its results of operations or its financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or its financial condition.

Impact of Inflation

The Company’s results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, the Company believes the effects of inflation, if any, on the results of operations and financial condition have been minor.

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

•
Inventories—Inventories are valued at the lower of average cost or market, on a first-in, first-out basis, using the retail method. The Company records a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. Inventory valuation at the end of the first and third quarters reflects adjustments for estimated inventory markdowns for the spring (the first and second quarters) and fall (the third and fourth quarters)selling seasons. If actual future demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected. Other significant estimates related to inventory include shrink and obsolete and excess inventory which are also based on historical results and management’s operating projections.

•
Valuation of Long-Lived Assets and Goodwill—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is periodically reviewed for impairment by comparing each reporting unit’s carrying value to its fair value. Factors used in the valuation of long-lived assets and goodwill include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If future economic conditions are different than those projected by management, additional impairment charges may be required.

•
Claims and Contingencies—The Company is subject to various claims and contingencies related to lawsuits, income taxes, insurance and other matters arising out of the normal course of business. The Company’s determination of the treatment of claims and contingencies in the financial statements is based on management’s view of the expected outcome of the applicable claim or contingency. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the company with respect to matters in the ordinary course of business. The Company accrues a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to the financial statements.

•
While the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes revenue upon customer receipt of the merchandise and provides a reserve for projected merchandise returns based on prior experience.

Item 3.    Q uantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of August 3, 2002 has not significantly changed since February 2, 2002. Information regarding the Company’s financial instruments and market risk as of February 2, 2002 is disclosed in the Company’s 2001 Annual Report on Form 10-K.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On January 13, 1999, two lawsuits were filed against the Company, as well as other defendants, including many national retailers. Both lawsuits relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One lawsuit, on behalf of a class of unnamed garment workers, was filed in the United States District Court for the Central District of California, Western Division and subsequently transferred to the United States District Court for the Northern Mariana Islands. It alleged violations of federal statutes, the United States Constitution, and international law. Motions to dismiss the first and second amended complaints, neither of which substantively altered either the claims alleged or relief sought, were granted in part and denied in part. A third amended complaint, which again realleged claims previously dismissed, was filed on July 25, 2002. The second lawsuit was filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and alleges unfair business practices under California law. A motion for summary judgment on that complaint was filed on October 30, 2001 and remains pending.

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s board of directors and the Company, as nominal defendant. The actions thereafter were consolidated. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the “Contingent Stock Redemption Agreement”) constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a “wasteful transaction in its own right.” On July 30, 1999, all defendants moved to dismiss the complaint, both on the ground that it failed to allege facts showing that demand on the board to institute such an action would be futile and for failure to state a claim. Plaintiffs did not respond to that motion, but on February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the “amended complaint”), which makes allegations similar to the first complaint concerning the rescission of the Contingent Stock Redemption Agreement and the 1999 issuer tender offer and adds allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000 and oral argument was heard on March 28, 2001. On March 27, 2002, the Court granted the motion in part and denied the motion in part. On May 10, 2002, the Company’s board of directors appointed a special litigation committee composed of directors Donald B. Shackelford and Raymond Zimmerman and granted that committee the authority to investigate the claims asserted in the amended complaint and to determine the Company’s response to them. The Court has stayed all proceedings in this action to permit the committee to undertake its investigation.

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

b)  The shareholders were asked to consider and vote upon a proposal to adopt the 2002 Restatement of the 1993 Stock Option and Performance Incentive Plan (1998 Restatement) (the “Stock Plan”). The only changes made to the Stock Plan from its predecessors are to increase by 11,800,000 the number of shares of Common Stock that may be subject to awards granted under the Stock Plan, provide for the issuance of Substitute Awards in connection with acquisitions or combinations involving the Company and to provide that it will expire on May 19, 2012. Of the 479,053,835 shares present in person or represented by proxy at the meeting, 425,796,175 shares were voted for the proposal, 51,400,529 shares were voted against the proposal, and 1,857,131 shares abstained from voting with respect to the proposal.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

(b)  Reports on Form 8-K.

The Company filed one report on Form 8-K for the quarter ended August 3, 2002. The report on Form 8-K was filed on May 20, 2002, announcing the Company changed its name from “The Limited, Inc.” to “Limited Brands, Inc.”

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC. (Registrant)

By:	/s/ V. ANN HAILEY
V. Ann Hailey, Executive Vice President and Chief Financial Officer*

Date:    September 17, 2002

*	Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.

I, Leslie H. Wexner, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Limited Brands, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ LESLIE H. WEXNER
Leslie H. Wexner Chairman and Chief Executive Officer

Date:    September 17, 2002

I, V. Ann Hailey, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Limited Brands, Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ V. ANN HAILEY
V. Ann Hailey Executive Vice President and Chief Financial Officer

Date:    September 17, 2002