Form 10-Q
period 2002-11-02
LIMITED BRANDS INC
filed 2002-12-17
CIK 701985

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 29, 2002
523,136,450 Shares

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

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(Thousands except per share amounts)
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net sales	$1,982,616	$1,906,484	$6,122,583	$6,225,440
Costs of goods sold, buying and occupancy	(1,364,021)	(1,339,899)	(4,095,224)	(4,296,341)

Gross income	618,595	566,585	2,027,359	1,929,099
General, administrative and store operating expenses	(597,106)	(583,127)	(1,727,838)	(1,805,868)
Special and nonrecurring items	—	170,000	(33,808)	170,000

Operating income	21,489	153,458	265,713	293,231
Interest expense	(6,443)	(8,674)	(21,828)	(25,370)
Other income, net	4,605	2,631	15,934	15,682
Minority interest	—	1,736	(6,063)	(15,253)
Gains on investees’ stock	6,124	—	6,124	62,102

Income before income taxes	25,775	149,151	259,880	330,392
Provision for income taxes	10,000	59,000	111,000	138,000

Net income	$15,775	$90,151	$148,880	$192,392

Net income per share:
Basic	$0.03	$0.21	$0.29	$0.45

Diluted	$0.03	$0.21	$0.29	$0.44

Dividends per share	$0.075	$0.075	$0.225	$0.225

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Thousands)

	November 2, 2002	February 2, 2002	November 3, 2001
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$885,377	$1,375,162	$317,867
Accounts receivable	112,110	79,539	127,152
Inventories	1,410,174	966,069	1,343,329
Other	263,074	261,656	304,605

Total current assets	2,670,735	2,682,426	2,092,953
Property and equipment, net	1,362,969	1,359,272	1,391,215
Deferred income taxes	—	67,273	79,433
Goodwill	1,315,372	121,129	123,995
Trade names and other intangible assets	450,316	30,975	33,293
Other assets	347,424	458,148	435,852

Total assets	$6,146,816	$4,719,223	$4,156,741

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$411,740	$245,462	$386,772
Current portion of long-term debt	—	150,000	150,000
Accrued expenses	600,397	648,085	550,113
Income taxes	40,903	275,747	13,847

Total current liabilities	1,053,040	1,319,294	1,100,732
Deferred income taxes	90,544	—	—
Long-term debt	248,056	250,000	250,000
Other long-term liabilities	229,583	228,978	235,581
Minority interest	—	177,294	142,355
Shareholders’ equity:
Common stock	261,395	216,096	216,096
Paid-in capital	1,671,412	53,459	60,923
Retained earnings	2,592,786	2,551,405	2,253,657

	4,525,593	2,820,960	2,530,676
Less: treasury stock, at average cost	—	(77,303)	(102,603)

Total shareholders’ equity	4,525,593	2,743,657	2,428,073

Total liabilities and shareholders’ equity	$6,146,816	$4,719,223	$4,156,741

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001

Operating activities:
Net income	$148,880	$192,392
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	209,695	211,614
Special and nonrecurring items	33,808	(170,000)
Amortization of deferred compensation	26,425	11,047
Deferred income taxes	(9,000)	50,000
Minority interest, net of dividends paid	600	(961)
Gains on investees’ stock	(6,124)	(62,102)
Change in assets and liabilities:
Accounts receivable	(32,571)	(32,238)
Inventories	(444,105)	(295,058)
Accounts payable and accrued expenses	96,836	117,916
Income taxes	(231,027)	(129,138)
Other assets and liabilities	42,402	(29,926)

Net cash used for operating activities	(164,181)	(136,454)

Investing activities:
Capital expenditures	(213,304)	(299,814)
Proceeds from the sale of investee’s stock	65,428	—
Proceeds from the sale of joint ventures	34,118	—
Proceeds from the sale of subsidiary	—	280,000
Net proceeds (expenditures) related to Easton real estate investment	281	(9,319)

Net cash used for investing activities	(113,477)	(29,133)

Financing activities:
Repayment of debt	(150,000)	—
Dividends paid	(110,779)	(96,798)
Repurchase of Intimate Brands, Inc. common stock	—	(7,794)
Proceeds from exercise of stock options and other	48,652	24,499

Net cash used for financing activities	(212,127)	(80,093)

Net decrease in cash and equivalents	(489,785)	(245,680)
Cash and equivalents, beginning of year	1,375,162	563,547

Cash and equivalents, end of period	$885,377	$317,867

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

During 2002, Mast Industries, Inc., a subsidiary of the Company, sold its interest in certain joint ventures for $34.1 million in cash, which approximated the carrying value of those joint venture interests.

The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2001 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 included herein have been reviewed by the independent public accounting firm of PricewaterhouseCoopers LLP and the report of such firm follows the Notes to Consolidated Financial Statements. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a “report” within the meaning of Sections 7 and 11 of that Act.

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

The table on the following page summarizes selected unaudited pro forma information for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001 as if the recombination had been completed at the beginning of 2001. This selected unaudited pro forma information is not necessarily indicative of the operating results that would have occurred if the recombination had been completed at the beginning of the periods presented and is not necessarily indicative of the results that may be achieved in the future. The pro forma information reflects adjustments related to additional depreciation and amortization from the fair market value adjustments described above, the elimination of minority interest in earnings of Intimate Brands and an increase in total weighted average shares outstanding based on the conversion of Intimate Brands historical weighted average Class A common stock outstanding using the 1.1 exchange ratio.

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
(thousands, except per share amounts)
Net sales	$1,982,616	$1,906,484	$6,122,583	$6,225,440
Net income	15,775	88,115	154,943	205,745
Net income per share:
Basic	$0.03	$0.17	$0.30	$0.40
Diluted	$0.03	$0.17	$0.29	$0.39

The selected unaudited pro forma information for the thirty-nine week period ended November 2, 2002 includes a pre-tax, non-cash special and nonrecurring charge of $33.8 million (see Note 3). The selected unaudited pro forma information for the thirteen and thirty-nine week periods ended November 3, 2001 includes a pre-tax gain of $170 million (see Note 3). In addition, the selected unaudited pro forma information for the thirty-nine weeks ended November 2, 2002 includes a pre-tax, non-cash compensation cost related to the exchange of unvested IBI stock awards for Limited Brands stock awards that will be recognized as expense over the remaining vesting periods, primarily in fiscal years 2002 and 2003. For the thirteen and thirty-nine weeks ended November 2, 2002, the Company recognized $6.7 million and $19.2 million of pre-tax compensation expense related to these unvested awards.

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

During the third quarter of 2001, the Company sold one of its apparel businesses, Lane Bryant, to Charming Shoppes, Inc. for $280 million in cash and 8.7 million shares of Charming Shoppes, Inc. common stock valued at $55 million at the time of the issuance. On December 12, 2001, the Company received an additional 0.8 million shares of Charming Shoppes, Inc. common stock valued at $4.3 million at the time of issuance based on a final determination of Lane Bryant’s net tangible assets at closing. The transaction resulted in a third quarter pre-tax gain of $170 million (net of $24 million of transaction costs) and a $68 million tax provision.

4.    Gains on Investees’ Stock

During the third quarter of 2002, the Company recognized a $6.1 million pre-tax gain resulting from the sale of its entire interest in Charming Shoppes, Inc. common stock (9.5 million shares) for $65.4 million. The stock was received in connection with the Company’s sale of Lane Bryant during the third quarter of 2001 (see Note 3).

During the second quarter of 2001, the Company recognized $62.1 million of pre-tax gains as a result of the initial public offerings (“IPO’s”) of Alliance Data Systems Corp. (“ADS”) and Galyan’s Trading Company, Inc. (“Galyan’s”). ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Galyan’s is a specialty retailer that sells outdoor and athletic equipment, apparel, footwear and accessories. Prior to the IPO’s, the Company’s ownership interest in ADS and Galyan’s was approximately 31% and 37%, respectively. As of November 2, 2002, the Company owns approximately 14.7 million shares of ADS common stock, representing a 20% ownership interest, and approximately 4.2 million shares of Galyan’s common stock, representing a 24% ownership interest. Deferred taxes were provided on the gains using the Company’s effective tax rate.

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

Intangible assets, not subject to amortization, represent trade names that were recorded in connection with the acquisition of the Intimate Brands minority interest and were $411.0 million as of November 2, 2002.

Intellectual property assets and other intangibles, subject to amortization, were as follows (in thousands):

	November 2, 2002	February 2, 2002	November 3, 2001
Gross Carrying Amount	$54,300	$41,300	$41,300
Accumulated Amortization	(14,984)	(10,325)	(8,007)

The estimated annual amortization expense for intangibles each year through 2006 is approximately $7.8 million.

The changes in the carrying amount of goodwill for the thirty-nine weeks ended November 2, 2002 are as follows (in thousands):

	Victoria’s Secret	Bath & Body Works
			Apparel	Total
Balance, February 2, 2002	$49,915	$66,710	$4,504	$121,129
Goodwill acquired	639,925	554,318	—	1,194,243

Balance, November 2, 2002	$689,840	$621,028	$4,504	$1,315,372

In accordance with SFAS No.142, neither the thirteen or thirty-nine week periods ended November 3, 2001 have been restated to add back the amortization expense of goodwill. Goodwill amortization expense did not have a material impact on net income for the thirteen or thirty-nine week periods ended November 3, 2001.

6.    Shareholders’ Equity and Earnings Per Share

At November 2, 2002, one billion shares of $0.50 par value common stock were authorized and 523.0 million were issued and outstanding. At February 2, 2002 and November 3, 2001, 432.2 million shares were issued and 429.1 million and 428.6 million shares were outstanding. Ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

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

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Common shares issued	523,018	432,191	507,324	432,191
Treasury shares	—	(3,600)	(1,085)	(4,685)

Basic shares	523,018	428,591	506,239	427,506
Dilutive effect of stock options and restricted shares	8,191	4,223	12,153	7,266

Diluted shares	531,209	432,814	518,392	434,772

The quarterly computation of earnings per diluted share excludes options to purchase 21.9 million and 17.8 million shares of common stock at November 2, 2002 and November 3, 2001, and the year-to-date computation of earnings per diluted share excludes options to purchase 10.2 million and 10.8 million shares for 2002 and 2001, because the options’ exercise prices were greater than the average market price of the common shares during the period.

Other comprehensive income follows and relates primarily to fluctuations in the market value of the Company’s investment in Charming Shoppes, Inc. common stock.

Other comprehensive income (thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001
Net income	$15,775	$90,151	$148,880	$192,392
Unrealized gains (losses) on investments	(1,063)	(7,973)	3,304	(9,811)

Comprehensive income	$14,712	$82,178	$152,184	$182,581

Accumulated other comprehensive loss, net of tax, is included in retained earnings and was approximately $2.9 million at November 2, 2002, $6.2 million at February 2, 2002 and $9.8 million at November 3, 2001.

7.    Inventories

The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, using the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for estimated inventory markdowns for the total selling season.

8.    Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	November 2, 2002	February 2, 2002	November 3, 2001
Property and equipment, at cost	$3,116,041	$3,018,085	$3,091,731
Accumulated depreciation and amortization	(1,753,072)	(1,658,813)	(1,700,516)

Property and equipment, net	$1,362,969	$1,359,272	$1,391,215

9.    Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and, for the thirty-nine weeks ended November 2, 2002, also reflects the nondeductible expense related to the exchange of vested IBI incentive stock options (see Note 3). Income taxes paid during the thirty-nine weeks ended November 2, 2002 and November 3, 2001 approximated $340.3 million and $205.9 million. Income taxes payable included net current deferred tax liabilities of $22.2 million at November 2, 2002, $25.8 million at February 2, 2002 and $11.1 million at November 3, 2001.

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

On March 29, 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. This ruling will also apply to years 1993 and 1994. However, the amount of any payment the Company may receive related to the 1992 through 1994 years has not been finalized and the Company will be required to pursue additional actions to obtain any refunds related to the 1995 through 1998 years.

10.    Long-Term Debt

   Unsecured long-term debt consisted of (thousands):

	November 2, 2002	February 2, 2002	November 3, 2001
7 1/2% $250 million debentures due March 2023, less unamortized discount	$248,056	$250,000	$250,000
7 4/5% Notes due May 15, 2002	—	150,000	150,000

	248,056	400,000	400,000
Less: current portion of long-term debt	—	150,000	150,000

	$248,056	$250,000	$250,000

The 7 1/2% debentures may be redeemed at the option of the Company, in whole or in part, at any time on or after March 15, 2003, at declining premiums. The unamortized discount relates to the fair market value adjustment of Intimate Brands’ portion of the 7 1/2% debentures in connection with the recombination (see Note 2) and is being amortized over the remaining term of the debentures.

The Company currently has a $1.25 billion unsecured revolving credit facility (the “Facility”). The Facility is comprised of a $500 million 364-day agreement and a $750 million 5-year agreement. Borrowings outstanding under the Facility, if any, are due June 27, 2003 and July 13, 2006, respectively. The Facility has several borrowing and interest rate options. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.1% (for the 364-day agreement) and 0.125% (for the 5-year agreement) of the committed amount per year.

The Facility requires the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at November 2, 2002.

The Facility supports the Company’s commercial paper and letter of credit programs, which are used from time to time to fund working capital and other general corporate requirements. The Company did not issue commercial paper or draw on the Facility during the first three quarters of 2002. In addition, no commercial paper or amounts under the Facility (or the previous credit facility) were outstanding at November 2, 2002.

As of November 2, 2002, the Company had a shelf registration statement, under which up to $250 million of debt securities and warrants to purchase debt securities could be issued (see Note 12).

11.    Segment Information

The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, personal care products and accessories marketed under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through its stores and direct response (catalog and e-commerce) businesses. The Bath & Body Works segment derives its revenues from the sale of personal care products and accessories and home fragrance products marketed under the Bath & Body Works and White Barn Candle brand names. The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express, Express Men’s, Lerner/New York & Company and Limited Stores.

Segment information as of and for the thirteen and thirty-nine weeks ended November 2, 2002 and November 3, 2001 follows (in thousands):

2002	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Reconciling Items		Total
Thirteen weeks:
Net sales	$677,502	$309,311	$890,442	$447,662	$(342,301	)(b)	$1,982,616
Operating income (loss)	57,283	2,245	1,377	(39,416)			21,489
Thirty-nine weeks:
Net sales	$2,303,999	$1,003,875	$2,548,366	$1,176,705	$(910,362	)(b)	$6,122,583
Operating income (loss)	302,673	61,275	50,301	(114,728)	(33,808	)(c)	265,713
Total assets	$1,974,964	$1,507,720	$957,190	$1,706,942			$6,146,816

(a)	Included in the “Other” category are Corporate (including non-core real estate and equity investments), Mast, Henri Bendel and disposed businesses.
(b)	Represents intersegment sales elimination for Mast sales included in “Other.”
(c)	Represents a pre-tax, non-cash special and nonrecurring charge for vested stock awards related to the IBI recombination (see Note 2).

2001	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Reconciling Items		Total
Thirteen weeks:
Net sales	$605,070	$300,558	$880,063	$475,567	$(354,774	)(b)	$1,906,484
Operating income (loss)	16,017	(764)	7,107	(38,902)	170,000	(c)	153,458
Thirty-nine weeks:
Net sales	$2,102,963	$979,261	$2,464,320	$1,564,091	$(885,195	)(b)	$6,225,440
Operating income (loss)	181,955	79,590	(53,015)	(85,299)	170,000	(c)	293,231
Total assets	$1,118,626	$754,179	$940,310	$1,343,626			$4,156,741

(a) and (b) See description under the previous table.
(c)	Represents a gain from the sale of Lane Bryant (see Note 3).

12.    Subsequent Events

Sale of Business

Pursuant to the Company’s Board of Directors’ approval in November 2002, the Company sold one of its apparel businesses, Lerner/New York & Company (“Lerner”), to an investor group led by the business unit’s President and Chief Executive Officer and affiliates of Bear Stearns Merchant Banking on November 27, 2002. Under the terms of the agreement, the Company received $78.5 million in cash, a $75 million subordinated note and warrants for approximately 15% of the common equity of the new company. The subordinated note bears interest at 10% to be payable in-kind (“PIK”) through the issuance of additional notes to the Company. The subordinated note and related PIK notes are due on November 26, 2009. The consideration received by the Company is subject to adjustment based on Lerner’s net working capital at closing.

The transaction will result in a fourth quarter after-tax loss of approximately $7 million. Effective in the fourth quarter, the Company’s financial statements will reflect Lerner’s operating results (including the transaction loss) as a discontinued operation for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company will continue to provide certain corporate services to Lerner under a service agreement.

Issuance of Debt Securities

On November 25, 2002, the Company issued $300 million of debt securities which mature on December 1, 2012 and bear interest at 6 1/8%. The debt securities were issued using the Company’s then existing $250 million shelf registration, together with an additional $50 million as permitted pursuant to Securities and Exchange Commission shelf registration regulations.

Report of Independent Accountants

To the Board of Directors and
Shareholders of
Limited Brands, Inc.:

We have reviewed the accompanying consolidated balance sheets of Limited Brands, Inc. and its subsidiaries (the “Company”) as of November 2, 2002 and November 3, 2001, and the related consolidated statements of income for each of the thirteen and thirty-nine week periods ended November 2, 2002 and November 3, 2001 and the consolidated statements of cash flows for each of the thirty-nine week periods ended November 2, 2002 and November 3, 2001. These financial statements are the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP
Columbus, Ohio November 21, 2002, except for Note 12 as to which the date is November 27, 2002

Item 2.     Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the third quarter of 2002 were $1.983 billion compared to $1.906 billion in 2001. Excluding Lane Bryant’s net sales in the third quarter of 2001 (Lane Bryant was sold to Charming Shoppes, Inc. on August 16, 2001), net sales increased 6% from $1.879 billion. Comparable store sales increased 3% for the quarter. Operating income decreased to $21.5 million from $153.5 million in 2001. Net income decreased to $15.8 million from $90.2 million in 2001, and earnings per share decreased to $0.03 from $0.21 in 2001.

Net income in the third quarter of 2002 included a pre-tax non-operating gain of $6.1 million related to the sale of Charming Shoppes, Inc. stock received in connection with the sale of Lane Bryant. In 2001, third quarter net income included a pre-tax special and nonrecurring gain of $170 million related to the sale of Lane Bryant. Excluding these gains and giving effect to the Intimate Brands recombination in 2001, net income increased to $11.7 million or $0.02 per share from a net loss of $13.8 million or $0.03 per share in 2001.

Net sales for the thirty-nine weeks ended November 2, 2002 were $6.123 billion compared to $6.225 billion in 2001. Excluding Lane Bryant’s net sales in 2001, net sales increased 7% from $5.730 billion. Operating income decreased to $265.7 million from $293.2 million in 2001. Net income decreased to $148.9 million from $192.4 million in 2001, and earnings per share decreased to $0.29 from $0.44 in 2001.

Net income for the thirty-nine weeks ended November 2, 2002 included: 1) a pre-tax, non-cash special and nonrecurring charge of $33.8 million resulting from the Intimate Brands, Inc. recombination and 2) the non-operating gain from the sale of Charming Shoppes, Inc. stock.

Net income for the thirty-nine weeks ended November 3, 2001 included: 1) pre-tax non-operating gains totaling $62.1 million as a result of the initial public offerings of Alliance Data Systems Corp. and Galyan’s Trading Company, Inc., companies in which the Company has a non-controlling ownership interest 2) the special and nonrecurring gain from the sale of Lane Bryant and 3) the operating results of Lane Bryant.

Excluding the above items and giving effect to the Intimate Brands recombination in 2001, net income for the thirty-nine weeks ended November 2, 2002 increased to $176.6 million or $0.33 per share from $45.7 million or $0.09 per share in 2001.

See the “Special and Nonrecurring Items” and “Other Data” sections for an additional discussion of these items and the impact on 2002 and 2001 earnings.

Financial Summary

The following summarized financial and statistical data compares reported results for the thirteen week and thirty-nine week periods ended November 2, 2002 to the comparable periods for 2001:

	Third Quarter			Year-to-Date
	2002	2001	Change	2002	2001	Change
Net Sales (millions):
Victoria’s Secret Stores	$515	$457	13%	$1,667	$1,500	11%
Victoria’s Secret Direct	163	148	10%	637	603	6%

Total Victoria’s Secret	$678	$605	12%	$2,304	$2,103	10%

Bath & Body Works	$309	$301	3%	$1,004	$979	3%

Express	$518	$509	2%	$1,449	$1,394	4%
Lerner New York	215	220	(2)%	644	642	0%
Limited Stores	158	151	5%	455	428	6%

Total apparel businesses	$891	$880	1%	$2,548	$2,464	3%

Other(a)	105	120	N/M	267	679	N/M

Total net sales	$1,983	$1,906	4%	$6,123	$6,225	(2)%

Segment Operating Income (Loss) (millions):
Victoria’s Secret	$57	$16	256%	$303	$181	67%
Bath & Body Works	2	(1)	300%	61	80	(24)%
Apparel	1	7	(86)%	50	(53)	194%
Other(a)	(39)	(39)	0%	(114)	(85)	N/M

Sub-total	21	(17)	224%	300	123	144%
Special and nonrecurring items(b)	—	170	N/M	(34)	170	N/M

Total operating income	$21	$153	(86)%	$266	$293	(9)%

N/M—not meaningful
(a)	Other includes Corporate, Mast, Henri Bendel, and, in 2001, Lane Bryant.
(b)	2002: Represents a pre-tax, non-cash $34 million charge for vested stock awards related to the Intimate Brands, Inc. recombination.
2001: Represents a pre-tax $170 million gain resulting from the sale of Lane Bryant.

	Third Quarter		Year-to-Date
	2002	2001	2002	2001
Comparable Store Sales:
Victoria’s Secret	8%	(5)%	7%	(5)%

Bath & Body Works	(1)%	(16)%	(4)%	(11)%

Express	1%	(5)%	4%	(4)%
Lerner New York	0%	(5)%	3%	(2)%
Limited Stores	10%	(3)%	11%	(3)%

Total apparel businesses	2%	(5)%	5%	(3)%

Lane Bryant	N/A	N/A	N/A	3%
Henri Bendel	17%	(17)%	7%	(8)%

Total comparable store sales increase (decrease)	3%	(7)%	4%	(5)%

N/A—not applicable

	Third Quarter			Year-to-Date
	2002	2001	Change	2002	2001	Change
Segment Store Data:
Retail sales increase (decrease) attributable to net new and remodeled stores:
Victoria’s Secret	4%	4%		3%	4%
Bath & Body Works	4%	12%		7%	12%
Apparel	(1)%	(2)%		(2)%	(2)%
Retail sales per average selling square foot:
Victoria’s Secret	$112	$104	8%	$366	$347	5%
Bath & Body Works	$87	$89	(2)%	$285	$303	(6)%
Apparel	$75	$71	6%	$212	$195	9%
Retail sales per average store (thousands):
Victoria’s Secret	$508	$460	10%	$1,650	$1,530	8%
Bath & Body Works	$189	$191	(1)%	$616	$646	(5)%
Apparel	$461	$430	7%	$1,297	$1,192	9%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,564	4,424	3%
Bath & Body Works	2,173	2,146	1%
Apparel	6,156	6,081	1%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,646	4,437	5%
Bath & Body Works	3,570	3,435	4%
Apparel	11,894	12,454	(4)%

Number of Stores:

	Third Quarter		Year-to-Date
	2002	2001	2002	2001
Victoria’s Secret
Beginning of period	1,009	982	1,002	958
Opened	15	23	30	50
Closed	(6)	(2)	(14)	(5)

End of period	1,018	1,003	1,018	1,003

Bath & Body Works
Beginning of period	1,629	1,539	1,615	1,432
Opened	21	63	47	170
Closed	(7)	(1)	(19)	(1)

End of period	1,643	1,601	1,643	1,601

Apparel
Beginning of period	1,925	2,046	1,996	2,085
Opened	14	19	19	21
Closed	(7)	(17)	(67)	(58)
Express Integration(a)	—	—	(16)	—

End of period	1,932	2,048	1,932	2,048

(a)	“Express Integration” represents the net impact of converting certain Express Women’s and Express Men’s stores to Express Dual Gender stores.

	Number of Stores			Selling Sq. Ft. (thousands)
	November 2, 2002	November 3, 2001	Change	November 2, 2002	November 3, 2001	Change
Victoria’s Secret	1,018	1,003	15	4,646	4,437	209
Bath & Body Works	1,643	1,601	42	3,570	3,435	135

Express Women’s	637	669	(32)	4,011	4,291	(280)
Express Men’s	383	454	(71)	1,548	1,826	(278)
Express Dual Gender	41	—	41	411	—	411

Total Express	1,061	1,123	(62)	5,970	6,117	(147)
Lerner New York	512	543	(31)	3,727	3,978	(251)
Limited Stores	359	382	(23)	2,197	2,359	(162)

Total apparel	1,932	2,048	(116)	11,894	12,454	(560)

Henri Bendel	1	1	—	35	35	—

Total stores and selling sq. ft.	4,594	4,653	(59)	20,145	20,361	(216)

Net Sales

Net sales for the third quarter of 2002 were $1.983 billion compared to $1.906 billion for the same period in 2001. Excluding Lane Bryant’s net sales in the third quarter of 2001, net sales increased 6%, due to a 3% increase in comparable store sales and improved sales per selling square foot from the net addition of 57 stores (344,000 selling square feet) at Victoria’s Secret and Bath & Body Works, partially offset by the net reduction of 116 apparel stores (560,000 selling square feet).

Victoria’s Secret net sales for the third quarter of 2002 increased 12% to $677.5 million from $605.1 million in 2001. The net sales increase was primarily due to a 8% comparable store sales increase at Victoria’s Secret Stores and the net addition of 15 stores (209,000 selling square feet). Sales at Victoria’s Secret Direct increased 10% driven by good performance of a broader casual merchandise assortment and more competitive price points in the Fall catalogues.

Bath & Body Works’ sales for the third quarter of 2002 were $309.3 million, up 3% from $300.6 million in 2001. The net sales increase was due to the net addition of 42 stores (135,000 selling square feet), partially offset by a 1% decline in comparable store sales.

At the apparel businesses, net sales for the third quarter of 2002 increased 1% to $890.4 million from $880.1 million in 2001. The net sales increase was due to a comparable store sales increase of 2%, partially offset by the net reduction of 116 stores (560,000 selling square feet).

Year-to-date net sales were $6.123 billion compared to $6.225 billion in 2001. Excluding Lane Bryant’s sales in 2001, year-to-date net sales increased 7%, driven by a 4% increase in comparable store sales and improved sales per selling square foot from the net addition of 57 stores at Victoria’s Secret and Bath & Body Works, partially offset by the net reduction of 116 apparel stores.

Gross Income

For the third quarter of 2002, the gross income rate (expressed as a percentage of net sales) increased to 31.2% from 29.7% for the same period in 2001. The gross income rate improved significantly at Victoria’s Secret while the gross income rates at the apparel businesses and Bath & Body Works remained relatively flat to last year.

The increase in the gross income rate at Victoria’s Secret was the result of an increase in the merchandise margin rate driven by fewer markdowns combined with a decrease in the buying and occupancy expense rate, primarily at Victoria’s Secret Direct as circulated pages were reduced.

The gross income rate at Bath & Body Works was relatively flat to last year as an increase in the merchandise margin rate was offset by an increase in the buying and occupancy expense rate. The increase in the merchandise margin rate was due to higher initial markups. The increase in the buying and occupancy expense rate was due to the inability to achieve leverage on a comparable store sales decrease of 1%.

The apparel businesses’ gross income rate remained relatively flat to last year as a slight improvement in the merchandise margin rate was offset by a slight increase in the buying and occupancy expense rate. Merchandise margin rate improvements at Express and Lerner New York were partially offset by a decrease at Limited Stores.

The year-to-date gross income rate increased to 33.1% from 31.0% in 2001. The increase was primarily driven by an increase in the merchandise margin rate due to the factors noted above, and a decrease in the buying and occupancy expense rate due to leverage achieved on a comparable store sales increase of 4%.

General, Administrative and Store Operating Expenses

For the third quarter of 2002, the general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 30.1% from 30.6% last year. The rate improvement at Victoria’s Secret and Bath & Body Works was partially offset by a slight increase at the apparel businesses. The overall rate decrease was due to the ability to achieve leverage on a 3% comparable store sales increase.

The year-to-date general, administrative and store operating expense rate decreased to 28.2% from 29.0% in 2001 due primarily to the ability to achieve leverage on a 4% comparable store sales increase.

Special and Nonrecurring Items

In connection with the acquisition of the IBI minority interest in March of 2002 (see Note 2 to the Consolidated Financial Statements), vested IBI stock options and restricted stock were exchanged for Limited Brands stock awards with substantially similar terms. In accordance with Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” the exchange was accounted for as a modification of a stock-based compensation arrangement. As a result, the Company recorded a pre-tax, non-cash special and nonrecurring charge of $33.8 million in the first quarter of 2002.

During the third quarter of 2001, the Company sold Lane Bryant, to Charming Shoppes, Inc. for $280 million of cash and 8.7 million shares of Charming Shoppes, Inc. common stock valued at $55 million. On December 12, 2001, the Company received additional Charming Shoppes, Inc. common stock valued at $4.3 million based on a final determination of Lane Bryant’s net tangible assets at closing. The transaction resulted in a third quarter pre-tax gain of $170 million (net of $24 million of transaction costs) and a $68 million tax provision.

Operating Income

The operating income rate in the third quarter of 2002 (expressed as a percentage of net sales) was 1.1% versus 8.0% in 2001. Excluding the special and nonrecurring gain of $170 million in 2001, the increase in the operating income rate from (0.9%) in 2001 to 1.1% in 2002 was due to the increase in the gross income rate and the slight decrease in the general, administrative and store operating expense rate.

The year-to-date operating income rate was 4.3% in 2002 versus 4.7% in 2001. Excluding the special and nonrecurring items noted above, the increase in the operating income rate from 2.0% in 2001 to 4.9% in 2002 was due to the increase in the gross income rate and the slight decrease in the general, administrative and store operating expense rate.

Interest Expense

	Third Quarter		Year-to-Date
	2002	2001	2002	2001
Average borrowings (millions)	$250.0	$400.0	$305.5	$400.3
Average effective interest rate	7.57%	7.61%	7.58%	7.61%

The Company incurred $6.4 million in interest expense for the third quarter of 2002 compared to $8.7 million for the same period in 2001. Year-to-date interest expense decreased to $21.8 million in 2002 from $25.4 million in 2001. These decreases in interest expense were primarily due to the repayment of $150 million of 7 4/5% Notes in May 2002.

Other Income, Net

For the third quarter of 2002, other income, net was $4.6 million compared to $2.6 million in 2001. The increase was primarily due to improvements in the financial results of equity investees in 2002. Interest income increased only slightly as the increase in average invested cash balances was partially offset by a decrease in average effective interest rates. Year-to-date other income, net increased to $15.9 million in 2002 from $15.7 million in 2001.

Gains on Investees’ Stock

During the third quarter of 2002, the Company recognized a $6.1 million pre-tax gain resulting from the sale of its entire interest in Charming Shoppes, Inc. common stock (9.5 million shares) for $65.4 million. The stock was received in connection with the Company’s sale of Lane Bryant during the third quarter of 2001.

During the second quarter of 2001, the Company recognized $62.1 million of pre-tax gains as a result of the initial public offerings (“IPO’s”) of Alliance Data Systems Corp. (“ADS”) and Galyan’s Trading Company, Inc. (“Galyan’s”). ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Galyan’s is a specialty retailer that sells outdoor and athletic equipment, apparel, footwear and accessories. Prior to the IPO’s, the Company’s ownership interest in ADS and Galyan’s was approximately 31% and 37%, respectively. As of November 2, 2002, the Company owns approximately 14.7 million shares of ADS common stock, representing a 20% ownership interest, and 4.2 million shares of Galyan’s common stock, representing a 24% ownership interest. Deferred taxes were provided on the gains using the Company’s effective tax rate.

Other Data

The following adjusted income information gives effect to the significant transactions and events that impact the comparability of the Company’s results in 2002 and 2001. These items are more fully described in the “Special and Nonrecurring Items” and “Gains on Investees’ Stock” sections in Management’s Discussion and Analysis and in Notes 3 and 4 to the Consolidated Financial Statements.

Management believes this presentation provides a reasonable basis on which to present the adjusted income information. Although the adjusted income information should not be construed as an alternative to the reported results determined in accordance with generally accepted accounting principles, it is provided to assist in investors’ understanding of the Company’s results of operations.

Adjusted Income Information (thousands except per share amounts):

	Thirteen Weeks Ended
	November 2, 2002			November 3, 2001
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Net sales	$1,982,616	—	$1,982,616	$1,906,484	$(27,298)	$1,879,186

Gross income	618,595	—	618,595	566,585	(9,654)	556,931

General, administrative and store operating expenses	(597,106)	—	(597,106)	(583,127)	9,427	(573,700)
Special and nonrecurring items	—	—	—	170,000	(170,000)	—

Operating income	21,489	—	21,489	153,458	(170,227)	(16,769)
Interest expense	(6,443)	—	(6,443)	(8,674)	—	(8,674)
Other income, net	4,605	—	4,605	2,631	—	2,631
Minority interest	—	—	—	1,736	(1,736)	—
Gains on investees’ stock	6,124	(6,124)	—	—	—	—

Income before income taxes	25,775	(6,124)	19,651	149,151	(171,963)	(22,812)
Provision (benefit) for income taxes	10,000	(2,000)	8,000	59,000	(68,000)	(9,000)

Net income	$15,775	$(4,124)	$11,651	$90,151	$(103,963)	$(13,812)

Net income per share	$0.03		$0.02	$0.21		$(0.03)

Weighted average shares outstanding	531,209	—	531,209	432,814	90,117	522,931

See Notes to Adjusted Income Information on next page.

	Thirty-nine Weeks Ended
	November 2, 2002			November 3, 2001
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Net sales	$6,122,583	—	$6,122,583	$6,225,440	$(495,291)	$5,730,149

Gross income	2,027,359	—	2,027,359	1,929,099	(154,755)	1,774,344

General, administrative and store operating expenses	(1,727,838)	—	(1,727,838)	(1,805,868)	116,894	(1,688,974)
Special and nonrecurring items	(33,808)	33,808	—	170,000	(170,000)	—

Operating income	265,713	33,808	299,521	293,231	(207,861)	85,370
Interest expense	(21,828)	—	(21,828)	(25,370)	—	(25,370)
Other income, net	15,934	—	15,934	15,682	—	15,682
Minority interest	(6,063)	6,063	—	(15,253)	15,253	—
Gains on investees’ stock	6,124	(6,124)	—	62,102	(62,102)	—

Income before income taxes	259,880	33,747	293,627	330,392	(254,710)	75,682
Provision for income taxes	111,000	6,000	117,000	138,000	(108,000)	30,000

Net income	$148,880	$27,747	$176,627	$192,392	$(146,710)	$45,682

Net income per share	$0.29		$0.33	$0.44		$0.09

Weighted average shares outstanding	518,392	15,758	534,150	434,772	91,167	525,939

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

—	Eliminate the minority interest in earnings of Intimate Brands, Inc.; and
—
Increase total weighted average shares outstanding based on the conversion of IBI historical weighted average Class A common stock outstanding, using the exchange rate of 1.1 share of Limited Brands common stock for each share of IBI Class A common stock.

C)  Special and nonrecurring items (see Note 3 to the Consolidated Financial Statements):
—	The 2002 adjusted results exclude a pre-tax, non-cash $33.8 million charge for vested stock awards related to the IBI recombination.
—	The 2001 adjusted results exclude a pre-tax gain of $170 million related to the sale of Lane Bryant.
D)  Gains on investees’ stock (see Note 4 to the Consolidated Financial Statements):
—	The 2002 adjusted results exclude a $6.1 million pre-tax gain related to the sale of Charming Shoppes, Inc. common stock.
—	The 2001 adjusted results exclude $62.1 million of pre-tax gains as a result of the IPO’s of ADS and Galyan’s.

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

A summary of the Company’s working capital position and capitalization follows (millions):

	November 2, 2002	February 2, 2002	November 3, 2001
Working capital	$1,618	$1,363	$992

Capitalization:
Long-term debt	$248	$250	$250
Shareholders’ equity	4,526	2,744	2,428

Total capitalization	$4,774	$2,994	$2,678

Additional amounts available under credit agreements	$1,250	$1,250	$1,250

In addition, on November 25, 2002, the Company issued $300 million of debt securities which mature on December 1, 2012 and bear interest at 6 1/8%. The debt securities were issued using the Company’s then existing $250 million shelf registration, together with an additional $50 million as permitted pursuant to Securities and Exchange Commission shelf registration regulations. The proceeds from the issuance of the debt securities will be used for general corporate purposes. As a result of the issuance, the Company has no further capacity under its shelf registration statement (see Note 12 to the Consolidated Financial Statements).

The increase in total capitalization during the thirty-nine weeks ended November 2, 2002 was primarily due to the issuance of 88.9 million shares of Limited Brands common stock valued at $1.6 billion in connection with the acquisition of the Intimate Brands, Inc. minority interest (see Note 2 to the Consolidated Financial Statements).

The Company’s operations are seasonal in nature, leading to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods. Consequently, the Company believes the most meaningful analysis of operating cash flows is one that compares the current interim period changes to the prior interim period changes.

Net cash used for operating activities was $164.2 million for the thirty-nine weeks ended November 2, 2002 versus $136.5 million used for operating activities for the same period in 2001. The primary differences in cash used by operating activities between 2002 and 2001 were due to changes in net income, working capital, income taxes and other assets and liabilities. The cash used for income taxes was higher in 2002 versus the same period in 2001 due to increased pre-tax income in 2001, timing of payments and the taxes due on the gain from the sale of Lane Bryant.

In 2002, investing activities included proceeds of $34.1 million from the sale of joint ventures and $65.4 million from the sale of Charming Shoppes, Inc. common stock. The proceeds were offset by $213.3 million in capital expenditures. Investing activities in 2001 primarily included cash proceeds of $280.0 million from the sale of Lane Bryant, offset by $299.8 million of capital expenditures.

Financing activities in 2002 consisted of the repayment of long-term debt and quarterly dividend payments of $0.075 per share partially offset by proceeds from the exercise of stock options. Financing activities in 2001 included the quarterly dividend payment of $0.075 per share and the repurchase of 0.8 million shares of Intimate Brands common stock from its public shareholders for $7.8 million, partially offset by proceeds from the exercise of stock options.

Capital Expenditures

Capital expenditures amounted to $213.3 million for the thirty-nine weeks ended November 2, 2002 compared to $299.8 million for the same period in 2001. The decrease was due to a combination of fewer store openings and timing of certain expenditures. The Company anticipates capital spending to be $325 million or less in 2002, the majority of which will be for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures are primarily related to information technology and distribution center projects. The Company expects that 2002 capital expenditures will be funded principally by net cash provided by operating activities.

Recently Issued Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or its financial condition.

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

•
Inventories—Inventories are valued at the lower of average cost or market, using the retail method. The Company records a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. Inventory valuation at the end of the first and third quarters reflects adjustments for estimated inventory markdowns for the spring (the first and second quarters) and fall (the third and fourth quarters) selling seasons. If actual future demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected. Other significant estimates related to inventory include shrink and obsolete and excess inventory which are also based on historical results and management’s operating projections.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of November 2, 2002 has not significantly changed since February 2, 2002. Information regarding the Company’s financial instruments and market risk as of February 2, 2002 is disclosed in the Company’s 2001 Annual Report on Form 10-K.

Item 4.     Controls and Procedures

(a)
Explanation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) and including our internal controls for financial reporting) as of a date (the “Evaluation Date”) within 90 days of the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

On January 13, 1999, two lawsuits were filed against the Company, as well as other defendants, including many national retailers. Both lawsuits relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One lawsuit, on behalf of a class of unnamed garment workers, was filed in the United States District Court for the Central District of California, Western Division and subsequently transferred to the United States District Court for the Northern Mariana Islands. It alleged violations of federal statutes, the United States Constitution, and international law. The second lawsuit was filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and alleges unfair business practices under California law. On October 31, 2002, the United States District Court for the Northern Mariana Islands granted conditional preliminary approval to a settlement applicable to both cases. A fairness hearing is scheduled for March 20, 2003.

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s board of directors and the Company, as nominal defendant. The actions thereafter were consolidated. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the “Contingent Stock Redemption Agreement”) constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a “wasteful transaction in its own right.” On February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the “amended complaint”), which made allegations similar to the first complaint but added allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000 and oral argument was heard on March 28, 2001. On March 27, 2002, the Court granted the motion in part and denied the motion in part. On May 10, 2002, the Company’s board of directors appointed a special litigation committee composed of directors Donald B. Shackelford and Raymond Zimmerman and granted that committee the authority to investigate the claims asserted in the amended complaint and to determine the Company’s response to them. On October 31, 2002, the special litigation committee filed a motion on behalf of the Company to dismiss the action on the basis that pursuit of the claims was not in the best interests of the Company. The individual defendants also filed motions to dismiss on the basis of the Company’s motion. Briefs on these motions are to be submitted to the Court.

Beginning on February 5, 2002 and continuing thereafter, a total of thirteen separate lawsuits were filed in the Delaware Court of Chancery on behalf of a purported class of public shareholders of Intimate Brands, Inc. (“IBI”) relating to the announcement by the Company that it was commencing an exchange offer for the outstanding public shares of common stock of IBI. The actions were consolidated under the caption In re Intimate Brands Inc. Shareholders Litig., Cons. C.A. No. 19382. Separately, two actions advancing similar allegations and making similar claims on behalf of IBI shareholders were filed in the Ohio Court of Common Pleas in Franklin County, Ohio, styled Cameron v. Wexner, et al., Case No. 02-CVH-021342 and Zenderman v. Wexner, et al., Case No. 02-CVH-021636. As subsequently amended, these actions generally named as defendants the Company, IBI and the members of IBI’s board of directors, challenged the Company’s disclosures to IBI shareholders in connection with the exchange offer, alleged that the exchange offer amounted to a breach of fiduciary duty or was otherwise unlawful and made various related claims and allegations. On March 6, 2002, the parties reached an agreement in principle to settle these actions which was subsequently set forth in a memorandum of understanding dated March 19, 2002 and a definitive stipulation of settlement dated August 29, 2002. At a hearing on November 26, 2002, the Delaware Court of Chancery approved the proposed settlement and dismissed the consolidated Delaware actions with prejudice. Under the terms of the settlement, the Ohio actions are to be dismissed as well.

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

Item 6.        Exhibits and Reports on Form 8-K

(a)      Exhibits.

15.    Letter re:  Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

(b)      Reports on Form 8-K.

The Company filed one report on Form 8-K for the quarter ended November 2, 2002. The report on Form 8-K was filed on September 17, 2002 and included exhibits consisting of copies of the certifications required by SEC Order 4-460.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC. (Registrant)

By:	/s/ V. ANN HAILEY
V. Ann Hailey, Executive Vice President and Chief Financial Officer*

Date:  December 17, 2002

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LESLIE H. WEXNER
Leslie H. Wexner Chairman and Chief Executive Officer

Date:  December 17, 2002

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

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ V. ANN HAILEY
V. Ann Hailey Executive Vice President and Chief Financial Officer

Date: December 17, 2002