Form 10-K
period 2003-02-01
LIMITED BRANDS INC
filed 2003-04-18
CIK 701985

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended February 1, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from_____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $7,221,409,992.

Number of shares outstanding of the registrant’s Common Stock as of April 8, 2003: 522,020,988.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s annual report to shareholders for the fiscal year ended February 1, 2003 are incorporated by reference into Part I, Part II and Part IV, and portions of the registrant’s proxy statement for the Annual Meeting of Shareholders scheduled for May 19, 2003 are incorporated by reference into Part III.

The Exhibit Index is located on page 18 hereof.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K (“Report”) or made by management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward–looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company’s products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production including the impact in Asia and elsewhere of the recent outbreak of severe acute respiratory syndrome (SARS) and availability of suitable store locations on appropriate terms.

The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1. BUSINESS.

GENERAL.

Limited Brands, Inc., a Delaware corporation (including its subsidiaries, the “Company”), sells women’s and men’s apparel, women’s intimate apparel and personal care products under various trade names through its specialty retail stores and direct response (catalog and e-commerce) businesses. Merchandise is targeted to appeal to customers in various market segments that have distinctive consumer characteristics.

DESCRIPTION OF OPERATIONS.

General.

As of February 1, 2003, the Company conducted its business in three primary segments: (1) Victoria’s Secret, which derives its revenues from sales of women’s intimate and other apparel, personal care products and accessories marketed under the Victoria’s Secret brand name and sold through its stores and direct response (catalog and e-commerce) businesses; (2) Bath & Body Works, which derives its revenues from the sale of personal care products and accessories and home fragrance products marketed under the Bath & Body Works and White Barn Candle Company brand names; and (3) the Apparel segment, which derives its revenues from the sale of women’s and men’s apparel through Express and Limited Stores.

On March 21, 2002, the Company completed a tax-free tender offer and merger which resulted in the acquisition of the minority interest of Intimate Brands, Inc. (“IBI”), previously an 84%-owned subsidiary of the Company. See Note 2 to the Consolidated Financial Statements in the Company’s 2002 Annual Report, incorporated herein by reference, for additional information regarding this transaction. Following the acquisition of the IBI minority interest, the Company resegmented its business into the three reportable segments discussed above. Previously, the Company’s reportable segments were Intimate Brands and Apparel. Historical financial information has been reclassified to reflect this new segmentation.

In addition, on November 27, 2002, the Company sold one of its apparel businesses, Lerner New York (“Lerner”), to an investor group led by the business unit’s President and Chief Executive Officer and affiliates of Bear Stearns Merchant Banking. The Company’s consolidated financial statements reflect Lerner’s operating results as a discontinued operation for all periods presented. See Note 3 to the Consolidated Financial Statements in the Company’s 2002 Annual Report, incorporated herein by reference, for additional information regarding this transaction.

The following chart reflects the retail businesses and the number of stores in operation for each segment at February 1, 2003 and February 2, 2002.

RETAIL BUSINESSES

	NUMBER OF STORES
	February 1, 2003	Februay 2, 2002
Victoria’s Secret Stores	1,014	1,002

Bath & Body Works	1,639	1,615

Apparel Businesses
Express Women’s	624	667
Express Men’s	358	439
Express Dual Gender	49	—

Total Express	1,031	1,106
Limited Stores	351	368

Total apparel businesses	1,382	1,474
Other
Henri Bendel	1	1
Lerner New York	—	522

Total	4,036	4,614

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal Year	Beginning of Year	Acquired	Opened	Closed	Businesses Disposed of or Closed	Express Integration (e)	End of Year
1998	5,640	—	251	(350)	(a) (159)	—	5,382
1999	5,382	—	295	(301)	(b) (353)	—	5,023
2000	5,023	—	330	(224)	—	—	5,129
2001	5,129	—	275	(137)	(c) (653)	—	4,614
2002	4,614	—	108	(158)	(d) (512)	(16)	4,036

(a)	Represents A&F stores at the May 19, 1998 split-off.
(b)

Represents 18 Galyan’s Trading Co. stores at August 31, 1999 (the date of the third party purchase of a 60% majority interest in Galyan’s Trading Co. ) and 335 Limited Too stores at the August 23, 1999 spin-off.

(c)	Represents Lane Bryant stores at August 16, 2001, the date of sale to a third party.
(d)	Represents Lerner stores at November 27, 2002, the date of sale to a third party.
(e)	Express Integration represents the conversion of Express Women’s and Express Men’s stores to Express Dual Gender stores.

The Company also owns Mast Industries, Inc. (“Mast”), a contract manufacturer and apparel importer which purchases merchandise on behalf of the Company and certain third parties. During fiscal year 2002, approximately 35% of the Company’s merchandise purchases were sourced through Mast. Mast had external sales of $329 million in 2002. Mast’s operating results are included in the Other segment. For additional information, see Note 14 to the Consolidated Financial Statements in the Company’s 2002 Annual Report, incorporated herein by reference.

During fiscal year 2002, the Company purchased merchandise from approximately 2,500 suppliers and factories located throughout the world. In addition to purchases through Mast, the Company purchases merchandise directly in foreign markets and in the domestic market, some of which is manufactured overseas. The Company purchased approximately 10% of its merchandise from a single supplier, the loss of which would not have a material adverse effect on the Company’s ability to source its products.

Most of the merchandise and related materials for the Company’s stores is shipped to the Company’s distribution centers in the Columbus, Ohio area. In connection with the distribution of merchandise, the Company uses a range of shipping terms that result in the transfer of title to the merchandise at either the point of origin or point of destination.

The Company’s policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers an appropriate selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns as required to keep merchandise fresh and current with fashion trends.

The Company’s operations are seasonal in nature and consist of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of net sales in 2002, 2001 and 2000. Accordingly, cash requirements are highest in the third quarter as the Company’s inventory builds in anticipation of the holiday season.

Merchandise sales are paid for with cash, by personal check, and with credit and debit cards issued by third parties, including credit cards issued by Alliance Data Systems, which is approximately 20% owned by the Company.

The Company offers its customers a return policy stated as “No Sale is Ever Final.” The Company believes that certain of its competitors offer similar service policies.

The following is a brief description of each of the Company’s Brand businesses, including their respective target markets.

VICTORIA’S SECRET

Victoria’s Secret Stores—is a leading specialty retailer of women’s intimate apparel and related products. Victoria’s Secret Stores had net sales of $2.647 billion in 2002 and operated 1,014 stores nationwide.

Victoria’s Secret Beauty—is a leading specialty retailer of high quality beauty products. Victoria’s Secret Beauty had net sales of $640 million in 2002 and operated 95 stand-alone stores, 406 side-by-side locations and niches within Victoria’s Secret lingerie stores. Victoria’s Secret Beauty stores and sales are consolidated within Victoria’s Secret Stores in the preceding paragraph and in the 2002 Annual Report.

Victoria’s Secret Direct—is a leading catalog and e-commerce retailer of women’s intimate and other apparel. Through its web site, www.VictoriasSecret.com, certain of its products may be purchased worldwide. Victoria’s Secret Direct mailed approximately 394 million catalogs and had net sales of $939 million in 2002.

BATH & BODY WORKS

Bath & Body Works—is a leading specialty retailer of personal care products. Launched in 1990, Bath & Body Works, which also operates the White Barn Candle Company, had net sales of $1.781 billion in 2002 and operated 1,639 stores nationwide.

APPAREL BUSINESSES

Express—is a modern fashion leader for women’s and men’s apparel, sportswear and accessories. Express’ strategy is to offer cutting edge style for the casual, professional and urban customer. Express, which includes the results of Express Men’s (formerly Structure), had net sales of $2.073 billion in 2002 and operated 1,031 stores nationwide.

Limited Stores—is a mall-based specialty store retailer. Limited Stores’ strategy is to focus on sophisticated sportswear for modern American women. Founded in 1963, Limited Stores had net sales of $638 million in 2002 and operated 351 stores nationwide.

OTHER

Henri Bendel—operates a single specialty store in New York City which features fashions for sophisticated, higher-income women. The business had net sales of $38 million in 2002.

Additional information about the Company’s business, including its revenues and profits for the last three years and selling square footage, is set forth under the caption “Management’s Discussion and Analysis” of the 2002 Annual Report and is incorporated herein by reference. For the financial results of the Company’s reportable operating segments, see Note 14 of the Notes to the Consolidated Financial Statements included in the 2002 Annual Report, incorporated herein by reference.

COMPETITION.

The sale of intimate and other apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. Brand image, marketing, fashion design, price, service, fashion selection and quality are the principal competitive factors in retail store sales. The Company’s direct response business competes with numerous national and regional catalog and e-commerce merchandisers. Image presentation, fulfillment and the factors in retail store sales discussed above are the principal competitive factors in catalog and e-commerce sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products through retail stores, catalogs and e-commerce.

ASSOCIATE RELATIONS.

On February 1, 2003, the Company employed approximately 98,900 associates, 70,500 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

AVAILABLE INFORMATION.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available, free of charge, on the Company’s website, www.LimitedBrands.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

The Company’s business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York; Andover, Massachusetts; Kettering, Ohio; Rio Rancho, New Mexico; Paramus, New Jersey; Hong Kong and London, England. The Company also operates small sourcing-related office facilities in various foreign locations.

The distribution and shipping facilities owned by the Company consist of seven buildings located in the Columbus, Ohio area. Including attached office space, these buildings comprise approximately 6.1 million square feet.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in shopping centers throughout the continental United States. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years, with options to renew at varying terms. The leases expire at various dates between 2003 and 2020.

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

On January 13, 1999, two lawsuits were filed against the Company, as well as other defendants, including many national retailers. Both lawsuits relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One lawsuit, on behalf of a class of unnamed garment workers, was filed in the United States District Court for the Central District of California, Western Division and subsequently transferred to the United States District Court for the Northern Mariana Islands. It alleged violations of federal statutes, the United States Constitution, and international law. The second lawsuit was filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and alleges unfair business practices under California law. On October 31, 2002, the United States District Court for the Northern Mariana Islands granted conditional preliminary approval to a settlement applicable to both cases. A hearing on the final approval of that settlement was held on March 22, 2003. An order has not yet been issued.

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

Leslie H. Wexner, 65, has been Chairman of the Board of Directors of the Company for more than five years and its Chief Executive Officer since he founded the Company in 1963.

Leonard A. Schlesinger, 50, has been a member of the Board of Directors of the Company since 1996 and became Vice Chairman and Chief Operating Officer of the Company in February 2003. Mr. Schlesinger was Executive Vice President and Chief Operating Officer from March 2001 until February 2003 and Executive Vice President, Organization, Leadership and Human Resources from October 1999 until March 2001. Mr. Schlesinger was a Professor of Sociology and Public Policy and Senior Vice President for Development at Brown University from 1998 to 1999. He was also Professor of Business Administration at Harvard Business School (“Harvard”) from 1988 to 1998.

V. Ann Hailey, 52, was appointed to the Board of Directors of the Company on March 1, 2001 and has been Executive Vice President and Chief Financial Officer of the Company since August 1997. Ms. Hailey was Senior Vice President and Chief Financial Officer of The Pillsbury Co. from 1994 to 1997.

Daniel P. Finkelman, 47, has been Senior Vice President, Brand and Business Planning since March 2001. Prior to joining the Company, Mr. Finkelman was Executive Vice President of Marketing for Cardinal Health. Mr. Finkelman also spent thirteen years as a consultant with McKinsey & Company, most recently as Principal and co-leader of the firm’s Marketing Practice.

Mark A. Giresi, 45, has been Senior Vice President, Chief Stores Officer since December 2001. Mr. Giresi was Vice President, Store Operations from February 2000 until December 2001. Prior to joining the Company, Mr. Giresi was Senior Vice President of U.S. Franchise Operations and Development at Burger King Corporation. Previously he held the position of Worldwide General Counsel and Secretary for Burger King Corporation.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information regarding markets in which the Company’s common stock was traded during fiscal years 2002 and 2001, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company’s common stock for the fiscal years 2002 and 2001 is set forth under the caption “Market Price and Dividend Information” on page 43 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption “Financial Summary” on page 20 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations is set forth under the caption “Management’s Discussion and Analysis” on pages 20 through 30 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth on pages 30 and 41 of the 2002 Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Accountants are set forth in the 2002 Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding changes in accountants is set forth under the caption “INDEPENDENT PUBLIC ACCOUNTANTS” on page 22 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 19, 2003 (the “Proxy Statement”) and is incorporated herein by reference.

In addition, as noted within the aforementioned caption, there were no disagreements with accountants on accounting and financial disclosure.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions “ELECTION OF DIRECTORS—Nominees and directors”, “—Information concerning the Board of Directors”, “—Committees of the Board of Directors” and “—Security ownership of directors and management” on pages 3 through 7 of the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “EXECUTIVE COMPENSATION—Section 16(a) beneficial ownership reporting compliance” on page 15 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption “EXECUTIVE COMPENSATION” on pages 11 through 15 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions “ELECTION OF DIRECTORS—Security ownership of directors and management” on pages 6 and 7 of the Proxy Statement and “SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS” on page 20 of the Proxy Statement and is incorporated herein by reference.

Information regarding equity compensation plans approved and not approved by security holders is set forth under the captions “EXECUTIVE COMPENSATION—Stock Options” in the table entitled “Equity Compensation Plan Information” on page 13 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the caption “ELECTION OF DIRECTORS—Nominees and directors” on pages 3 through 4 of the Proxy Statement and is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c) and including our internal controls for financial reporting) as of a date (the “Evaluation Date”) within 90 days of the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)	List of Financial Statements.

The following consolidated financial statements of Limited Brands, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

Consolidated Statements of Income for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001.

Notes to Consolidated Financial Statements.

Report of Independent Accountants.

(a)(2)	List of Financial Statement Schedules.

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

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

4.4.	364-day revolving credit agreement dated as of June 28, 2002 among the Company, JPMorgan Chase Bank and the lenders listed therein.

4.5.	Not used.

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

4.7.	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

4.8.	Copy of the form of Global Security representing the Company’s 6 1/8% Debentures due 2012, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 25, 2002.

10.	Material Contracts.

10.1.	The 1987 Stock Option Plan of Limited Brands, Inc. (formerly The Limited, Inc.), incorporated by reference to Exhibit 28(a) to the Company’s Registration Statement on Form S-8 (File No. 33-18533).

10.2.	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).

10.3.	The Limited Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

10.4.	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.

10.5.	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.

10.6.	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).

10.7.

Stock Purchase Agreement dated as of July 9, 2001 among Charming Shoppes, Inc., Venice Acquisition Corporation, LFAS, Inc. and Limited Brands, Inc. (formerly The Limited, Inc.) related to the Purchase and Sale of 100% of the Common Stock of LBH, Inc. incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 3, 2001.

10.8.	Not Used.

10.9.

The 1997 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.

10.10.

Limited Brands, Inc. (formerly The Limited, Inc.) 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

10.11.	Limited Brands, Inc. (formerly The Limited, Inc.) Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.

10.12.	Not Used.

10.13.

Agreement dated as of May 3, 1999 among Limited Brands, Inc. (formerly The Limited, Inc.), Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.14.	Not Used.

10.15.

The 1998 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.

10.16.

Employment Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and V. Ann Hailey dated as of July 27, 1998 incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 1998.

10.17.

Employment Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Leonard A. Schlesinger dated as of October 1, 1999, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

10.18.

Employment Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Daniel P. Finkelman dated as of July 27, 1998, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.19.

Indemnification Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Daniel P. Finkelman dated as of September 4, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.20.	Not used.

10.21.

Indemnification Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Mark A. Giresi dated December 10, 2001, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.22.	Employment Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Mark Giresi dated as of August 15, 2002.

10.23.	The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan.

10.24.

Stock Purchase Agreement dated as of November 22, 2002 among NY & Co. Group, Inc., LFAS, Inc. and Limited Brands, Inc. related to the Purchase and Sale of 100% of the Common Stock of Lerner New York Holding Inc.

13.

Excerpts from the 2002 Annual Report to Shareholders including “Financial Summary,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Report of Independent Accountants” on pages 20 through 43.

16.

Letter from PricewaterhouseCoopers LLP regarding the change in independent accountants dated as of March 4, 2003, incorporated by reference to Exhibit 16 to the Company’s Current Report on Form 8-K dated February 16, 2003.

21.	Subsidiaries of the Registrant.

23.	Consent of Independent Accountants.

24.	Powers of Attorney.

99.1	Cautionary Statements Relating to Forward-Looking Information.

(b) Reports on Form 8-K.

Form 8-K, dated November 25, 2002, regarding the sale of $300 million in 6 1/8% notes due December 1, 2012, filed with the Securities and Exchange Commission on December 4, 2002.

(c) Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 15 above.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 18, 2003

LIMITED BRANDS, INC (registrant)

By	/s/ V. ANN HAILEY
V. Ann Hailey, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2003:

Signature	Title

/s/ LESLIE H. WEXNER* Leslie H. Wexner	Chairman of the Board of Directors and Chief Executive Officer

/s/ EUGENE M. FREEDMAN* Eugene M. Freedman	Director

/s/ E. GORDON GEE* E. Gordon Gee	Director

/s/ V. ANN HAILEY* V. Ann Hailey	Director

/s/ JAMES L. HESKETT* James L. Heskett	Director

/s/ DAVID T. KOLLAT* David T. Kollat	Director

/s/ DONNA JAMES* Donna James	Director

/s/ LEONARD A. SCHLESINGER* Leonard A. Schlesinger	Director

/s/ DONALD B. SHACKELFORD* Donald B. Shackelford	Director

/s/ ALEX SHUMATE* Alex Shumate	Director

/s/ ALLAN R. TESSLER* Allan R. Tessler	Director

/s/ MARTIN TRUST* Martin Trust	Director

/s/ ABIGAIL S. WEXNER* Abigail S. Wexner	Director

/s/ RAYMOND ZIMMERMAN* Raymond Zimmerman	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/s/ V. ANN HAILEY
V. Ann Hailey Attorney-in-fact

I, Leslie H. Wexner, certify that:

1.	I have reviewed this annual report on Form 10-K of Limited Brands, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d - 14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ LESLIE H. WEXNER
Leslie H. Wexner Chairman and Chief Executive Officer

Date: April 18, 2003

I, V. Ann Hailey, certify that:

1.	I have reviewed this annual report on Form 10-K of Limited Brands, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a -14 and 15d - 14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ V. ANN HAILEY
V. Ann Hailey Executive Vice President and Chief Financial Officer

Date: April 18, 2003

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

LIMITED BRANDS, INC.

(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

*4.4	364-day revolving credit agreement dated as of June 28, 2002 among the Company, JPMorgan Chase Bank and the lenders listed therein.

10.22	Employment Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Mark Giresi dated as of August 15, 2002.

10.23	The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan.

*10.24

Stock Purchase Agreement dated as of November 22, 2002 among NY & Co. Group, Inc., LFAS, Inc. and Limited Brands, Inc. related to the Purchase and Sale of 100% of the Common Stock of Lerner New York Holding Inc.

13

Excerpts from the 2002 Annual Report to Shareholders including “Financial Summary,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Report of Independent Accountants” on pages 20 through 43.

21	Subsidiaries of the Registrant.

23	Consent of Independent Accountants.

24	Powers of Attorney.

99.1	Cautionary Statements Relating to Forward-Looking Information.

* Schedules omitted. The Registrant will furnish a supplementary copy of any omitted schedule to the Commission upon request.