Form 10-Q
period 2003-05-03
LIMITED BRANDS INC
filed 2003-06-16
CIK 701985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 30, 2003
521,425,725 Shares

LIMITED BRANDS, INC.

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q (“Report”) or otherwise made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2003 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by the Company or management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company’s products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production including the impact in Asia and elsewhere of the recent outbreak of severe acute respiratory syndrome; and risks associated with the possible lack of availability of suitable store locations on appropriate terms. Investors should read Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as well as the Company’s other filings with the Securities and Exchange Commission, for a more detailed discussion of these and other factors. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
Net sales	$1,842,297	$1,798,707
Costs of goods sold, buying and occupancy	(1,230,234)	(1,177,046)

Gross income	612,063	621,661
General, administrative and store operating expenses	(503,012)	(493,518)
Special item	—	(33,808)

Operating income	109,051	94,335
Interest expense	(26,970)	(9,230)
Interest income	9,234	7,562
Other loss	(8,471)	(476)
Minority interest	—	(6,063)
Gain on investee’s stock	79,686	—

Income from continuing operations before income taxes	162,530	86,128
Provision for income taxes	65,000	42,000

Net income from continuing operations	97,530	44,128
Income from discontinued operations, net of tax	—	5,730

Net income	$97,530	$49,858

Income per basic share:
Continuing operations	$0.19	$0.10
Discontinued operations	—	0.01

Net income per basic share	$0.19	$0.11

Income per diluted share:
Continuing operations	$0.19	$0.09
Discontinued operations	—	0.01

Net income per diluted share	$0.19	$0.10

Dividends per share	$0.10	$0.075

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	May 3, 2003	February 1, 2003	May 4, 2002
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,243,214	$2,261,518	$1,339,913
Accounts receivable	119,598	150,693	77,637
Inventories	955,187	966,436	919,026
Other	227,587	227,680	251,924

Total current assets	3,545,586	3,606,327	2,588,500
Property and equipment, net	1,458,252	1,490,847	1,573,327
Goodwill	1,310,868	1,310,868	1,315,372
Trade names and other intangible assets, net	445,666	447,245	453,606
Other assets	349,711	390,516	460,004

Total assets	$7,110,083	$7,245,803	$6,390,809

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$367,735	$456,274	$318,184
Current portion of long-term debt	—	—	150,000
Accrued expenses	533,230	607,104	595,598
Income taxes	110,701	195,734	52,618

Total current liabilities	1,011,666	1,259,112	1,116,400
Deferred income taxes	118,992	124,862	106,982
Long-term debt, net of current portion	648,106	546,820	248,008
Other long-term liabilities	442,739	455,071	448,799
Shareholders’ equity:
Common stock	261,683	261,548	260,560
Paid-in capital	1,702,117	1,692,662	1,659,330
Retained earnings	2,952,012	2,905,728	2,585,511

	4,915,812	4,859,938	4,505,401
Less: treasury stock, at average cost	(27,232)	—	(34,781)

Total shareholders’ equity	4,888,580	4,859,938	4,470,620

Total liabilities and shareholders’ equity	$7,110,083	$7,245,803	$6,390,809

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
Operating activities:
Net income	$97,530	$49,858
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	68,642	69,670
Gain on sale of investee’s stock	(79,686)	—
Special item	—	33,808
Debt extinguishment costs	5,594	—
Amortization of deferred compensation	8,013	5,649
Deferred income taxes	(5,430)	6,000
Loss on sale of joint ventures	6,921	—
Minority interest, net of dividends paid	—	600
Change in assets and liabilities:
Accounts receivable	31,095	1,902
Inventories	11,249	47,043
Accounts payable and accrued expenses	(163,386)	(117,482)
Income taxes payable	(85,641)	(217,874)
Other assets and liabilities	640	(6,788)

Net cash used for operating activities	(104,459)	(127,614)

Investing activities:
Capital expenditures	(63,554)	(55,429)
Proceeds from sale of investee’s stock	130,673	—
Proceeds from the sale of joint ventures	8,000	—
Net proceeds (expenditures) related to Easton investment	(1,866)	270
Other investing activities	(10,020)	34,750

Net cash provided by (used for) investing activities	63,233	(20,409)

Financing activities:
Redemption of debentures	(250,000)	—
Proceeds from issuance of long-term debt	350,000	—
Dividends paid	(52,356)	(32,426)
Repurchase of common stock	(27,232)	—
Proceeds from exercise of stock options and other	2,510	25,583

Net cash provided by (used for) financing activities	22,922	(6,843)

Net decrease in cash and equivalents	(18,304)	(154,866)
Cash and equivalents, beginning of year	2,261,518	1,494,779

Cash and equivalents, end of period	$2,243,214	$1,339,913

In 2002, non-cash investing and financing activities included the issuance of 88.9 million shares of Limited Brands common stock valued at $1.6 billion in exchange for all of the outstanding shares of Intimate Brands, Inc. Class A common stock.

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

The consolidated financial statements include the accounts of the Company and its subsidiaries including Intimate Brands, Inc. (“IBI” or “Intimate Brands”), an 84% owned subsidiary through March 21, 2002 and wholly-owned thereafter. On March 21, 2002, the Company completed a tax-free tender offer and merger, which resulted in the acquisition of the IBI minority interest (“IBI recombination”). The operating results of Lerner New York (“Lerner”) are reflected as discontinued operations for all periods presented through November 27, 2002 when it was sold to a third party (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated entities over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company’s share of the net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in cost of goods sold. The Company’s share of the net income or loss of all other unconsolidated entities is included in other loss which amounted to $1.8 million and $1.0 million for the thirteen weeks ended May 3, 2003 and May 4, 2002, respectively.

In the first quarter of 2003, Mast Industries, Inc., a subsidiary of the Company, sold its interest in certain joint ventures for $8.0 million in cash and $5.1 million in preferred notes (net of a $1.9 million fair value discount) resulting in a loss of $6.9 million which is included in other loss.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

The consolidated financial statements as of and for the thirteen week period ended May 3, 2003 and May 4, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods, but are not necessarily indicative of the results of operations for a full fiscal year.

The consolidated financial statements as of and for the thirteen week period ended May 3, 2003 included herein have been reviewed by the independent public accounting firm of Ernst & Young LLP and the report of such firm follows the Notes to Consolidated Financial Statements. Ernst & Young LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a report within the meaning of Sections 7 and 11 of that Act.

2. Stock-Based Compensation

The Company reports stock-based compensation through the disclosure-only requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an

Amendment to FASB No. 123,” but elects to measure compensation expense using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SFAS No. 123 establishes an alternative method of expense recognition for stock-based compensation awards based on fair values. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
(millions except per share amounts)
Net income, as reported	$97,530	$49,858
Add: Stock compensation cost recorded, net of tax	5,000	29,535
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(10,013)	(11,879)

Pro forma net income	$92,517	$67,514

Earnings per basic share, as reported	$0.19	$0.11
Earnings per basic share, pro forma	$0.18	$0.14

Earnings per diluted share, as reported	$0.19	$0.10
Earnings per diluted share, pro forma	$0.18	$0.14

The above stock compensation cost recorded by the Company in 2002 and 2003 primarily relates to compensation expense resulting from the exchange of both vested and unvested IBI stock awards in connection with the IBI recombination. Stock compensation expense related to the IBI recombination was recognized in accordance with Emerging Issues Task Force (“EITF”) 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.”

The weighted average per share fair value of options granted by the Company ($3.53 during 2003 and $5.31 during 2002) was used to calculate the pro forma compensation expense under SFAS No. 123. The fair value was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003 and 2002: dividend yields of 3.3% and 2.8%; volatility of 42% and 42%; risk-free interest rates of 2.4% and 3.0%; and expected lives of 4.2 years and 4.4 years.

3. Shareholders’ Equity and Earnings Per Share

At May 3, 2003, one billion shares of $0.50 par value common stock were authorized, 523.6 million were issued and 521.4 million were outstanding. At February 1, 2003, 523.5 million shares were issued and outstanding and at May 4, 2002, 521.1 million shares were issued and 519.5 million shares were outstanding. Ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended
	May 3, 2003	May 4, 2002
Common shares issued	523,588	476,655
Treasury shares	(834)	(2,469)

Basic shares	522,754	474,186
Dilutive effect of stock options and restricted shares	4,278	12,939

Diluted shares	527,032	487,125

The quarterly computation of earnings per diluted share excludes options to purchase 25.3 million and 6.1 million shares of common stock at May 3, 2003 and May 4, 2002 because the options’ exercise prices were greater than the average market price of the common shares during the period.

4. Discontinued Operations

In the fourth quarter of 2002, the Company sold one of its apparel businesses, Lerner New York, to an investor group led by the business unit’s President and Chief Executive Officer and affiliates of Bear Stearns Merchant Banking. Under the terms of the agreement, the Company received $79 million in cash, a $75 million subordinated note and warrants for approximately 15% of the common equity of the new company. A $26 million fair value discount was recorded on the subordinated note, which will be accreted to income over the term of the note. The subordinated note bears interest at 10% to be accrued and added to the principal balance of the note. The subordinated note and related accrued interest are due on November 26, 2009. During the first quarter of 2003, the Company received approximately $38 million in additional cash consideration based on Lerner’s net working capital at closing.

The transaction resulted in an after-tax loss of approximately $4 million in the fourth quarter of 2002, which reflects transaction costs and a $12 million lease guarantee liability. The Company’s financial statements reflect Lerner’s operating results (including the transaction loss) as a discontinued operation for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company will continue to provide certain corporate services to Lerner under a service agreement.

5. Special Item

In connection with the IBI recombination, vested IBI stock options and restricted stock were exchanged for Limited Brands stock awards with substantially similar terms. In accordance with EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” the exchange was accounted for as a modification of a stock-based compensation arrangement. As a result, the Company recorded a pretax, non-cash special charge of $33.8 million in the first quarter of 2002.

6. Gain on Investee’s Stock

During the first quarter of 2003, the Company recognized a pretax gain of $79.7 million resulting from the sale of approximately one-half of its ownership in Alliance Data Systems Corp. (“ADS”) in a secondary offering. ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Prior to the sale, the Company’s ownership interest in ADS was approximately 20%. As of May 3, 2003, the Company owns approximately 7.7 million shares of ADS common stock, representing approximately a 10% ownership interest. The Company will continue to account for its investment in ADS using the equity method as the Company has the right to nominate two Company designees for election to

ADS’s Board of Directors and the Company continues to be a significant shareholder and the largest client of ADS.

7. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002. Under SFAS 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but must be tested for impairment annually (or in interim periods if events indicate possible impairment). Other intangible assets will continue to be amortized over their useful lives.

Intangible assets, not subject to amortization, represent trade names that were recorded in connection with the IBI recombination and were $411.0 million as of May 3, 2003, February 1, 2003 and May 4, 2002.

Intellectual property assets and other intangibles, subject to amortization, were as follows (in thousands):

	May 3, 2003	February 1, 2003	May 4, 2002
Gross carrying amount	$54,300	$54,300	$54,300
Accumulated amortization	(19,634)	(18,055)	(11,694)

Intellectual property assets and other intangibles, net	$34,666	$36,245	$42,606

The estimated annual amortization expense for intangibles each year through 2006 is approximately $8.0 million.

There were no changes in the carrying amount of goodwill for the thirteen weeks ended May 3, 2003.

8. Inventories

The fiscal year of the Company and its subsidiaries is comprised of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. Inventory valuation at the end of the first and third quarters reflects adjustments for estimated inventory markdowns for the total selling season.

9. Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	May 3, 2003	February 1, 2003	May 4, 2002
Property and equipment, at cost	$3,651,423	$3,630,426	$3,846,372
Accumulated depreciation and amortization	(2,193,171)	(2,139,579)	(2,273,045)

Property and equipment, net	$1,458,252	$1,490,847	$1,573,327

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and, for the thirteen weeks ended May 3, 2003 and May 4, 2002, also reflects the nondeductible expense related to the exchange of vested IBI incentive stock options. Income taxes paid during the thirteen weeks ended May 3, 2003 and May 4, 2002 approximated $155.3 million and $269.6 million. Income taxes payable included net current deferred tax liabilities of $56.4 million at May 3, 2003, $55.7 million at February 1, 2003 and $20.0 million at May 4, 2002.

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

On March 29, 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. This ruling will also apply to years 1993 and 1994. However, the amount of any payment the Company may receive related to the 1992 through 1994 years has not been finalized and the Company is pursuing additional actions to obtain any refunds related to the 1995 through 1998 years.

11. Long-Term Debt

Unsecured long-term debt consisted of (thousands):

	May 3, 2003	February 1, 2003	May 4, 2002
6 1/8% $300 million Notes due December 2012, less unamortized discount	$298,772	$298,740	$—
6.95% $350 million Debentures due March 2033, less unamortized discount	349,334	—	—
7 1/2% $250 million Debentures due March 2023, less unamortized discount	—	248,080	248,008
7 4/5% Notes due May 15, 2002	—	—	150,000

	648,106	546,820	398,008
Less: current portion of long-term debt	—	—	150,000

	$648,106	$546,820	$248,008

On February 13, 2003, the Company issued $350 million of 6.95% debentures due March 1, 2033 under a 144A private placement. In connection with a registration statement filed with the Securities and Exchange Commission (“SEC”), the Company exchanged $349.5 million of the privately held securities for $349.5 million of securities registered with the SEC with identical terms through a non-taxable exchange offer. The $0.5 million of securities that were not exchanged remain outstanding as privately held securities.

On March 28, 2003, the Company redeemed its 7 ½% debentures due 2023 at a redemption price equal to 103.16% of the principal amount, plus accrued interest through the call date. The early redemption of these securities resulted in a pretax charge of $13.4 million, comprised of the call premium and the write-off of unamortized deferred financing fees and discounts. This charge was included in interest expense in the Consolidated Statements of Income for the thirteen weeks ended May 3, 2003.

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

The Facility requires the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at May 3, 2003.

The Facility supports the Company’s commercial paper and letter of credit programs, which are used from time to time to fund working capital and other general corporate requirements. The Company did not issue commercial paper or draw on the Facility during the first quarter of 2003. In addition, no commercial paper or amounts under the Facility were outstanding at May 3, 2003.

Interest paid during the thirteen weeks ended May 3, 2003 and May 4, 2002 was $25.0 million and $11.0 million, respectively.

12. Guarantees

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $534 million related to lease payments of Abercrombie & Fitch, Limited Too, Galyan’s, Lane Bryant and Lerner under noncancelable leases expiring at various dates through 2014. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate only to leases that commenced prior to the disposition of the subsidiaries. The Company does not intend and is not required to renew its guarantees at the expiration of these leases. The Company believes the likelihood of material liability being triggered under these guarantees is remote.

In conjunction with the sale of Lerner, the Company recognized a liability of $12 million representing the estimated fair value of the Company’s obligation as guarantor in accordance with the provisions of SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” effective for guarantees issued after May 15, 2002.

Also, in connection with the Company’s investment in Easton Town Center, LLC (“ETC”), the Company has guaranteed $25 million of ETC’s $210 million secured bank loan. Additionally, the Company has issued a $30 million standby letter of credit, on which the City of Columbus, Ohio (the “City”) can draw solely to pay principal and interest on public bonds issued by the City for infrastructure development at Easton. The Company does not currently anticipate that the City will be required to draw funds under the letter of credit.

13. Segment Information

The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, personal care products and accessories marketed under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through its stores and direct response (catalog and e-commerce) businesses. The Bath & Body Works segment derives its revenues from the sale of personal care products and accessories and home fragrance products marketed under the Bath & Body Works and White Barn Candle Company brand names. The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express and Limited Stores.

Segment information as of and for the thirteen weeks ended May 3, 2003 and May 4, 2002 follows (in thousands):

2003	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Reconciling Items		Total
Net sales	$791,260	$321,354	$615,613	$360,592	$(246,522	)(b)	$1,842,297
Operating income (loss)	110,943	16,482	14,470	(32,844)	—		109,051
Total assets	2,036,379	1,456,895	657,357	2,959,452	—		7,110,083

2002	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Reconciling Items		Total
Net sales	$762,042	$320,277	$637,969	$321,380	$(242,961	)(b)	$1,798,707
Operating income (loss)	100,464	27,657	34,392	(34,370)	(33,808	)(c)	94,335
Total assets	1,929,529	1,506,432	636,208	2,318,640	—		6,390,809

(a)	Includes Corporate (including non-core real estate and equity investments), Mast and Henri Bendel. In 2002, total assets include Lerner.
(b)	Represents the elimination of Mast sales to Victoria’s Secret, Bath & Body Works and Apparel segments.
(c)	Represents a non-cash charge for the exchange of vested stock awards related to the IBI recombination.

14. Recently Issued Accounting Pronouncements

In November 2002, the EITF reached a consensus on two issues in EITF Issue No. 02-16 (“EITF 02-16”), “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. The first issue addresses the income statement classification of cash consideration received from a vendor. The second issue addresses the measurement and timing of recognition of cash rebates or refunds that are payable only if the customer completes a specified cumulative level of purchases or remains a customer for a specified time period. The consensus on the first issue is effective for fiscal periods beginning after December 15, 2002 and may be applied either retroactively or through a cumulative effect adjustment. The consensus on the second issue is effective for arrangements entered into after November 21, 2002. The Company has adopted EITF 02-16, which did not have a material impact on its results of operations or its financial position.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Instruments,” establishes standards for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003. For variable interest entities acquired before February 1, 2003, this interpretation is effective in the third quarter of 2003. The Company is currently evaluating the effect of adopting FIN 46 on its results of operations, financial position and cash flows.

15. Subsequent Event

On May 22, 2003, the Company filed a shelf registration statement that became effective on June 6, 2003, under which up to $500 million of debt securities, common and preferred stock, and other securities may be issued.

Independent Accountants’ Review Report

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the accompanying consolidated balance sheet of Limited Brands, Inc. and its subsidiaries (the “Company”) as of May 3, 2003, and the related consolidated statement of income and cash flows for the thirteen-week period then ended. These consolidated financial statements are the responsibility of the Company’s management. The consolidated balance sheet of the Company as of May 4, 2002, and the related consolidated statement of income and cash flows for the thirteen-week period then ended were reviewed by other accountants whose report dated May 20, 2002 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at May 3, 2003, and for the thirteen week period then ended for them to be in conformity with accounting principles generally accepted in the United States.

The consolidated balance sheet of Limited Brands, Inc. as of February 1, 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein) were audited by other accountants, and in their report dated February 27, 2003, they expressed an unqualified opinion on those consolidated financial statements. Based on our review and reliance upon the report of other auditors, the accompanying consolidated balance sheet as of February 1, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio

May 19, 2003

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Net sales for the first quarter of 2003 increased 2% to $1.842 billion from $1.799 billion for the first quarter of 2002. Comparable store sales decreased 1% for the quarter. Operating income increased to $109.1 million from $94.3 million in 2002. Net income increased to $97.5 million from $49.9 million in 2002, and earnings per share increased to $0.19 from $0.10 in 2002.

There were a number of items that impact the comparability of the Company’s reported results. See “Note 1 to the Consolidated Financial Statements (Unaudited),” the “Special Item,” “Gain on Investee’s Stock” and “Adjusted Data” sections for a discussion of these items and the impact on 2003 and 2002 earnings.

Financial Summary

The following summarized financial and statistical data compares reported results for the thirteen week periods ended May 3, 2003 and May 4, 2002:

	First Quarter
	2003	2002	Change
(millions)
Net Sales:
Victoria’s Secret Stores	$562	$536	5%
Victoria’s Secret Direct	229	226	2%

Total Victoria’s Secret	$791	$762	4%

Bath & Body Works	$321	$320	0%

Express	$473	$482	(2)%
Limited Stores	143	156	(8)%

Total apparel businesses	$616	$638	(4)%

Other(a)	114	79	44%

Total net sales	$1,842	$1,799	2%

Segment Operating Income (Loss):
Victoria’s Secret	$111	$100	11%
Bath & Body Works	17	28	(39)%
Apparel	14	34	(59)%
Other(a)	(33)	(34)	(3)%

Sub-total	109	128	(15)%
Special item(b)	—	(34)	N/M

Total operating income	$109	$94	16%

N/M—not meaningful

(a)	Includes Corporate, Mast third party sales and Henri Bendel.
(b)	Represents a non-cash charge for the exchange of vested stock awards related to the IBI recombination.

	First Quarter
	2003	2002
Comparable Store Sales (a):
Victoria’s Secret	1%	8%

Bath & Body Works	(2)%	(8)%

Express	(2)%	7%
Limited Stores	(5)%	10%

Total apparel businesses	(3)%	8%
Henri Bendel	(2)%	2%

Total comparable store sales increase (decrease)	(1)%	4%

	First Quarter
	2003	2002	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret	$121	$120	1%
Bath & Body Works	$90	$92	(2)%
Apparel	$77	$77	—
Retail sales per average store (thousands):
Victoria’s Secret	$555	$534	4%
Bath & Body Works	$197	$198	(1)%
Apparel	$448	$436	3%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,603	4,454	3%
Bath & Body Works	2,182	2,149	2%
Apparel	5,772	5,612	3%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,654	4,481	4%
Bath & Body Works	3,557	3,492	2%
Apparel	7,901	8,160	(3)%

(a)	A store is typically included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

Number of Stores:

	First Quarter
	2003	2002
Victoria’s Secret
Beginning of period	1,014	1,002
Opened	1	6
Closed	(4)	(2)

End of period	1,011	1,006

Bath & Body Works
Beginning of period	1,639	1,615
Opened	1	15
Closed	(10)	(5)

End of period	1,630	1,625

Apparel
Beginning of period	1,382	1,474
Opened	—	2
Closed	(13)	(22)

End of period	1,369	1,454

	Number of Stores			Selling Sq. Ft. (thousands)
	May 3, 2003	May 4, 2002	Change	May 3, 2003	May 4, 2002	Change
Victoria’s Secret	1,011	1,006	5	4,654	4,481	173
Bath & Body Works	1,630	1,625	5	3,557	3,492	65
Express Women’s	620	667	(47)	3,868	4,221	(353)
Express Men’s	350	424	(74)	1,416	1,718	(302)
Express Dual Gender	50	—	50	470	—	470

Total Express	1,020	1,091	(71)	5,754	5,939	(185)
Limited Stores	349	363	(14)	2,147	2,221	(74)

Total apparel	1,369	1,454	(85)	7,901	8,160	(259)
Henri Bendel	1	1	—	35	35	—

Total stores and selling sq. ft.	4,011	4,086	(75)	16,147	16,168	(21)

Net Sales

Net sales for the first quarter of 2003 increased 2% to $1.842 billion from $1.799 billion for the first quarter of 2002. The increase in sales was driven by Victoria’s Secret and Mast, partially offset by declines at the apparel businesses.

At Victoria’s Secret, net sales for the first quarter of 2003 increased 4% to $791.3 million from $762.0 million in 2002. The net sales increase was primarily driven by the net increase in sales associated with new, closed and non-comparable remodeled stores of $20.0 million and an increase in comparable store sales of 1% or $5.6 million. Net sales at Victoria’s Secret Direct increased 2% or $3.7 million driven by panty and sleepwear sales.

At Bath & Body Works, net sales of $321.4 million for the first quarter of 2003 were flat compared to net sales of $320.3 million for the first quarter of 2002. The net increase in sales associated with new, closed and non-comparable remodeled stores of $6.7 million was substantially offset by the decline in comparable store sales of 2% or $5.6 million. The decrease in comparable store sales was primarily driven by a decline in the core bath products line, partially offset by growth in the True Blue Spa product line and the home fragrance and gift set categories.

At the apparel businesses, net sales for the first quarter of 2003 decreased 4% to $615.6 million from $638.0 million in 2002. The net sales decline was due to the comparable store sales decrease of 3% or $15.2 million and the net decrease in sales associated with closed, new and non-comparable remodeled stores of $7.2 million. Comparable store sales at Express decreased 2% or $7.8 million driven primarily by the women’s business, where declines in sweaters, woven pants and denim were only partially offset by growth in knit pants, tops and dresses. Comparable stores sales at Limited Stores decreased 5% or $7.4 million due to declines in sweaters, casual pants and accessories, which were partially offset by growth in tops, jackets and wear to work pants.

The net sales increase at Mast was primarily driven by sales to Lerner which became a third party customer upon its disposition in November 2002.

Gross Income

For the first quarter of 2003, the gross income rate (expressed as a percentage of net sales) decreased to 33.2% from 34.6% for the same period in 2002. The gross income rate decline was principally the result of a decline in merchandise margin, driven by declines at Bath & Body Works, Express and Mast. These declines were partially offset by an improvement at Victoria’s Secret.

The increase in the gross income rate at Victoria’s Secret was driven by Victoria’s Secret Direct, resulting from lower markdowns as compared to last year. The decrease in the merchandise margin rate at Bath & Body Works was driven by additional direct mail programs and higher percentage of lower margin giftset sales. The decrease in the merchandise margin rate at Express was driven by higher markdowns to sell through underperforming sweater and denim styles in the women’s category. The decrease in the gross income rate at Mast was due in part to a decrease in joint venture income resulting from the sale of certain joint ventures since last year.

General, Administrative and Store Operating Expenses

For the first quarter of 2003, the general, administrative and store operating expense rate (expressed as a percentage of net sales) of 27.3% was about flat compared to 27.4% last year. The slight rate improvement was driven by improved expense leverage on store selling costs and a decrease in home office incentive compensation reflecting a decline in operating results.

Special Item

In connection with the IBI recombination in March of 2002, vested IBI stock options and restricted stock were exchanged for Limited Brands stock awards with substantially similar terms. In accordance with Emerging Issues Task Force Issue No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44,” the exchange was accounted for as a modification of a stock-based compensation arrangement. As a result, the Company recorded a pretax, non-cash special charge of $33.8 million in the first quarter of 2002.

Operating Income

The operating income rate in the first quarter of 2003 (expressed as a percentage of net sales) was 5.9% versus 5.2% in 2002. Excluding the special charge of $33.8 million described above, the operating income rate decreased to 5.9% from 7.1% in 2002. The decrease in the overall operating income rate was due to the decrease in the gross income rate partially offset by the slight decrease in the general, administrative and store operating expense rate.

Interest Expense

	First Quarter
	2003	2002
Average borrowings (millions)	$815.0	$400.0
Average effective interest rate	6.83%	7.60%

The Company incurred $27.0 million in interest expense for the first quarter of 2003 compared to $9.2 million for the same period in 2002. The increase in interest expense was primarily due to costs of $13 million associated with the retirement of the Company’s $250 million 7 ½% notes due in 2023, which included the payment of a call premium and the write-off of unamortized discounts and fees. An increase in average daily borrowings, partially offset by a decrease in average borrowing rates, also contributed to the increase.

Other Non-operating Items

For the first quarter of 2003, interest income was $9.2 million compared to $7.6 million in 2002. The increase was primarily driven by an increase in average invested cash balances, partially offset by a decrease in average effective interest rates.

For the first quarter of 2003, other loss was $8.5 million compared to $0.5 million for the first quarter of 2002. The increased loss in 2003 was driven by a $6.9 million loss on the sale of certain Mast joint ventures.

Gain on Investee’s Stock

During the first quarter of 2003, the Company recognized a pretax gain of $79.7 million resulting from the sale of approximately one-half of its ownership in Alliance Data Systems Corp. (“ADS”) in a secondary offering. ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Prior to the sale, the Company’s ownership interest in ADS was approximately 20%. As of May 3, 2003, the Company owns approximately 7.7 million shares of ADS common stock, representing approximately a 10% ownership interest.

Adjusted Data

The adjusted income information provides non-GAAP financial measures and gives effect to the significant transactions and events that impact the comparability of the Company’s results in 2003 and 2002. The following table adjusts net income for such transactions and events (as described in the following paragraph) to determine the adjusted results, and reconciles the adjusted results to net income reported in accordance with accounting principles generally accepted in the United States of America. Management believes that the adjusted results provide useful information as to the Company’s underlying business performance and assessment of ongoing operations.

The gain on investee’s stock in 2003 resulted from a transaction that does not relate to the core performance of the Company’s business. The IBI recombination and sale of Lerner are transactions that occurred in prior periods and, therefore, affect the comparability of current period results and also do not relate to the core performance of the Company’s business.

The adjusted income information should not be construed as an alternative to the reported results determined in accordance with generally accepted accounting principles. Further, the Company’s definition of adjusted income information may differ from similarly titled measures used by other companies.

Reconciliation of Adjusted Income Information (thousands except per share amounts):

	Thirteen Weeks Ended
	May 3, 2003			May 4, 2002
	Reported	Adjustments	Adjusted	Reported	Adjustments	Adjusted
Net sales	$1,842,297	—	$1,842,297	$1,798,707	—	$1,798,707

Gross income	612,063	—	612,063	621,661	—	621,661

General, administrative and store operating expenses	(503,012)	—	(503,012)	(493,518)	—	(493,518)
Special item	—	—	—	(33,808)	$33,808	—

Operating income	109,051	—	109,051	94,335	33,808	128,413
Interest expense	(26,970)	—	(26,970)	(9,230)	—	(9,230)
Interest income	9,234	—	9,234	7,562	1,875	9,437
Other loss	(8,471)	—	(8,471)	(476)	—	(476)
Minority interest	—	—	—	(6,063)	6,063	—
Gain on investee’s stock	79,686	$(79,686)	—	—	—	—

Income from continuing operations before income taxes	162,530	(79,686)	82,844	86,128	41,746	127,874
Income tax expense	65,000	(32,000)	33,000	42,000	9,000	51,000

Net income from continuing operations	97,530	(47,686)	49,844	44,128	32,746	76,874
Income from discontinued operations, net of tax	—	—	—	5,730	(5,730)	—

Net income	$97,530	$(47,686)	$49,844	$49,858	$27,016	$76,874

Income per diluted share
Continuing operations	$0.19		$0.09	$0.09		$0.14
Discontinued operations	—		—	0.01		—

Net income per diluted share	$0.19		$0.09	$0.10		$0.14

Weighted average shares outstanding	527,032		527,032	487,125		534,397

Notes to Reconciliation of Adjusted Income Information:

A) Excluded business:

As a result of its sale on November 27, 2002, Lerner’s results have been reflected in discontinued operations and were excluded in determining adjusted results for 2002 (see Note 4 to the Consolidated Financial Statements). In addition, the adjusted results reflect the addition of interest income which would have been earned on the $75 million note received from Lerner in connection with the sale.

B) Offer and merger:

On March 21, 2002, the Company completed a tender offer and merger that resulted in the acquisition of the IBI minority interest. The adjusted results:

—	Eliminate the minority interest in earnings of Intimate Brands, Inc.; and
—	Increase total weighted average Class A common stock outstanding, using the exchange rate of 1.1 share of Limited Brands common stock for each share of IBI Class A common stock.

C) Special item (see Note 5 to the Consolidated Financial Statements):

The 2002 adjusted results exclude a $33.8 million non-cash charge for vested stock awards related to the IBI recombination.

D) Gain on investee’s stock (see Note 6 to the Consolidated Financial Statements):

The 2003 adjusted results exclude a $79.7 million pretax, non-operating gain resulting from the sale of approximately one-half of the Company’s investment in Alliance Data Systems Corporation.

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

A summary of the Company’s working capital position and capitalization follows (millions):

	May 3, 2003	February 1, 2003	May 4, 2002
Working capital	$2,534	$2,347	$1,472

Capitalization:
Long-term debt	$648	$547	$248
Shareholders’ equity	4,889	4,860	4,471

Total capitalization	$5,537	$5,407	$4,719

Additional amounts available under credit agreements	$1,250	$1,250	$1,250

The Company’s operations are seasonal in nature, leading to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods. Consequently, the Company believes the most meaningful analysis of operating cash flows is one that compares the current interim period changes to the prior interim period changes.

Net cash used for operating activities was $104.5 million for the thirteen weeks ended May 3, 2003 versus $127.6 million used for operating activities for the same period in 2002. The primary change in cash used for operating activities between 2003 and 2002 was a decrease in income tax payments, partially offset by additional net income, including the gain on sale of investee’s stock in 2003 and the special item in 2002. The decrease in the cash used for income taxes in 2003 versus the same period in 2002 was due to the timing of payments and taxes paid on the Lane Bryant gain in 2002.

In 2003, investing activities included $63.6 million in capital expenditures and a $10.0 million capital contribution to an unconsolidated entity, partially offset by cash inflows of $130.7 million from the sale of approximately one-half of the Company’s investment in ADS and $8.0 million from the sale of certain Mast joint ventures. Investing activities in 2002 included capital expenditures of $55.4 million and cash inflows primarily resulting from the collection of a long-term note receivable.

Financing activities in 2003 consisted of the issuance of $350 million in long-term debt substantially offset by the redemption of $250 million in debentures, quarterly dividend payments of $0.10 per share and the repurchase of 2.2 million shares of common stock for $27.2 million. Financing activities in 2002 included the quarterly dividend payment of $0.075 per share, substantially offset by proceeds from the exercise of stock options.

On May 22, 2003, the Company filed a shelf registration statement, under which up to $500 million of debt securities, common and preferred stock, and other securities may be issued.

Capital Expenditures

Capital expenditures amounted to $63.6 million for the thirteen weeks ended May 3, 2003 compared to $55.4 million for the same period in 2002. The Company anticipates capital spending to be $375 million or less in 2003, the majority of which will be for the remodeling of and improvements to existing stores and for new stores. Remaining capital expenditures are primarily related to information technology and distribution center projects. The Company expects that 2003 capital expenditures will be funded principally by net cash provided by operating activities.

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

•	Inventories—Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. The Company records a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. Inventory valuation at the end of the first and third quarters reflects adjustments for estimated inventory markdowns for the spring (the first and second quarters) and fall (the third and fourth quarters) selling seasons. If actual future demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected. Other significant estimates related to inventory include shrink and obsolete and excess inventory which are also based on historical results and management’s operating projections.

•	Valuation of Long-Lived Assets and Goodwill—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Trademarks are reviewed for impairment annually by comparing the fair value to the carrying value. Goodwill is reviewed annually for impairment by comparing each reporting unit’s carrying value to its fair value. Factors used in the valuation of long-lived assets, trademarks and goodwill include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If future economic conditions are different than those projected by management, additional impairment charges may be required.

•	Claims and Contingencies—The Company is subject to various claims and contingencies related to lawsuits, income taxes, insurance and other matters arising out of the normal course of business. The Company’s determination of the treatment of claims and contingencies in the financial statements is based on management’s view of the expected outcome of the applicable claim or contingency. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company accrues a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to the financial statements.

•	Revenue Recognition—While the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes revenue upon customer receipt of the merchandise and provides a reserve for projected merchandise returns based on prior experience.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk of the Company’s financial instruments as of May 3, 2003 has not significantly changed since February 1, 2003. Information regarding the Company’s financial instruments and market risk as of February 1, 2003 is disclosed in the Company’s 2002 Annual Report on Form 10-K.

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

On January 13, 1999, two lawsuits were filed against the Company, as well as other defendants, including many national retailers. Both lawsuits relate to labor practices allegedly employed on the island of Saipan, Commonwealth of the Northern Mariana Islands, by apparel manufacturers unrelated to the Company (some of which have sold goods to the Company) and seek injunctions, unspecified monetary damages, and other relief. One lawsuit, on behalf of a class of unnamed garment workers, was filed in the United States District Court for the Central District of California, Western Division and subsequently transferred to the United States District Court for the Northern Mariana Islands. It alleged violations of federal statutes, the United States Constitution, and international law. The second lawsuit was filed by a national labor union and other organizations in the Superior Court of the State of California, San Francisco County, and alleges unfair business practices under California law. On April 24, 2003, the United States District Court for the Northern Mariana Islands entered a Final Judgment and Order of Dismissal approving settlement and dismissing the action against the Company with prejudice. On May 29, 2003, the second lawsuit filed, in the Superior Court of the State of California, San Francisco County, was dismissed with prejudice.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

3.	Amended and Restated Bylaws of Limited Brands, Inc.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

99.1	Section 906 Certification

(b)	Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended May 3, 2003:

1.	Form 8-K dated February 12, 2003: The consolidated financial statements of the Company for the fiscal year ended February 2, 2002 were re-filed to reflect the reclassification of Note 13 to conform with new segment presentation resulting from the IBI recombination.

2.	Form 8-K dated February 26, 2003: The Company announced its intention to request proposals for the independent audit of the Company’s financial statements for the year ended January 31, 2004.

3.	Form 8-K dated April 7, 2003: The Company announced that the Audit Committee of its Board of Directors had appointed Ernst & Young LLP as its independent auditor for the year ending January 31, 2004.

4.	Form 8-K/A dated April 22, 2003: This Form 8-K/A amends the Form 8-K, dated February 26, 2003, to reflect the fact that, as anticipated, PricewaterhouseCoopers completed its audit of the Company’s February 1, 2003 financial statements in conjunction with the filing on April 18, 2003 of the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003. Accordingly, the Company’s previously announced change in auditors became effective April 18, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC. (Registrant)

By:	/s/ V. ANN HAILEY
V. Ann Hailey, Executive Vice President and Chief Financial Officer*

Date: June 16, 2003

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

Date: June 16, 2003

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

Date: June 16, 2003