Form 10-Q
period 2003-08-02
LIMITED BRANDS INC
filed 2003-09-12
CIK 701985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-8344

LIMITED BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	31-1029810 (I.R.S. Employer Identification No.)

Three Limited Parkway, P.O. Box 16000, Columbus, Ohio (Address of principal executive offices)	43216 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 29, 2003
517,985,273 Shares

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

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net sales	$2,014,106	$1,912,416	$3,856,403	$3,711,123
Costs of goods sold, buying and occupancy	(1,311,882)	(1,239,448)	(2,542,116)	(2,416,494)

Gross income	702,224	672,968	1,314,287	1,294,629
General, administrative and store operating expenses	(531,857)	(534,295)	(1,034,869)	(1,027,813)
Special item	—	—	—	(33,808)

Operating income	170,367	138,673	279,418	233,008
Interest expense	(11,425)	(6,155)	(38,395)	(15,385)
Interest income	8,107	6,378	17,341	13,940
Other income (loss)	910	(2,135)	(7,561)	(2,611)
Minority interest	—	—	—	(6,063)
Gain on investee’s stock	—	—	79,686	—

Income from continuing operations before income taxes	167,959	136,761	330,489	222,889
Provision for income taxes	66,000	55,000	131,000	97,000

Net income from continuing operations	101,959	81,761	199,489	125,889
Income from discontinued operations, net of tax	—	1,486	—	7,216

Net income	$101,959	$83,247	$199,489	$133,105

Income per basic share:
Continuing operations	$0.20	$0.16	$0.38	$0.25
Discontinued operations	—	—	—	0.01

Net income per basic share	$0.20	$0.16	$0.38	$0.27

Income per diluted share:
Continuing operations	$0.19	$0.15	$0.38	$0.25
Discontinued operations	—	—	—	0.01

Net income per diluted share	$0.19	$0.16	$0.38	$0.26

Dividends per share	$0.10	$0.075	$0.20	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	August 2, 2003	February 1, 2003	August 3, 2002
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,239,727	$2,261,518	$1,311,539
Accounts receivable	105,689	150,693	81,467
Inventories	1,074,861	966,436	1,090,290
Other	219,505	227,680	233,074

Total current assets	3,639,782	3,606,327	2,716,370
Property and equipment, net	1,469,075	1,490,847	1,574,717
Goodwill	1,310,868	1,310,868	1,315,372
Trade names and other intangible assets, net	443,934	447,245	451,886
Other assets	316,563	390,516	441,791

Total assets	$7,180,222	$7,245,803	$6,500,136

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$489,910	$456,274	$515,769
Accrued expenses	550,808	607,104	630,613
Income taxes	70,922	195,734	29,718

Total current liabilities	1,111,640	1,259,112	1,176,100
Deferred income taxes	110,102	124,862	98,249
Long-term debt	648,144	546,820	248,032
Other long-term liabilities	434,975	455,071	442,555
Shareholders’ equity:
Common stock	261,683	261,548	261,098
Paid-in capital	1,687,405	1,692,662	1,656,809
Retained earnings	3,003,289	2,905,728	2,617,293

	4,952,377	4,859,938	4,535,200
Less: treasury stock, at average cost	(77,016)	—	—

Total shareholders’ equity	4,875,361	4,859,938	4,535,200

Total liabilities and shareholders’ equity	$7,180,222	$7,245,803	$6,500,136

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002
Operating activities:
Net income	$199,489	$133,105
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	141,502	140,264
Gain on sale of investee’s stock	(79,686)	—
Special item	—	33,808
Debt extinguishment costs	5,548	—
Amortization of deferred compensation	13,597	17,223
Deferred income taxes	(15,304)	(16,000)
Loss on sale of joint ventures	6,921	—
Minority interest, net of dividends paid	—	600
Change in assets and liabilities:
Accounts receivable	45,004	(1,928)
Inventories	(108,425)	(124,221)
Accounts payable and accrued expenses	(13,331)	136,581
Income taxes payable	(124,436)	(227,507)
Other assets and liabilities	16,332	12,451

Net cash provided by operating activities	87,211	104,376

Investing activities:
Capital expenditures	(146,803)	(141,464)
Proceeds from sale of investee’s stock	130,673	—
Proceeds from sale of joint ventures	8,000	—
Net (expenditures) proceeds related to Easton investment	(3,298)	2,134
Other investing activities	732	37,511

Net cash used for investing activities	(10,696)	(101,819)

Financing activities:
Repayment of long-term debt	(250,000)	(150,000)
Proceeds from issuance of long-term debt	350,000	—
Dividends paid	(104,478)	(71,563)
Repurchase of common stock	(98,491)	—
Proceeds from exercise of stock options and other	4,663	35,766

Net cash used for financing activities	(98,306)	(185,797)

Net decrease in cash and equivalents	(21,791)	(183,240)
Cash and equivalents, beginning of year	2,261,518	1,494,779

Cash and equivalents, end of period	$2,239,727	$1,311,539

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

Investments in unconsolidated entities over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company’s share of the net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in cost of goods sold. The Company’s share of the net income or loss of all other unconsolidated entities is included in other income (loss) which amounted to $0.6 million and ($1.3) million for the thirteen and twenty-six weeks ended August 2, 2003 and ($2.6) million and ($3.7) million for the thirteen and twenty-six weeks ended August 3, 2002, respectively.

In the first quarter of 2003, Mast Industries, Inc., a subsidiary of the Company, sold its interest in certain joint ventures for $8.0 million in cash and $5.1 million in preferred notes (net of a $1.9 million fair value discount) resulting in a loss of $6.9 million which is included in other income (loss).

The consolidated financial statements as of and for the thirteen and twenty-six week periods ended August 2, 2003 and August 3, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

The consolidated financial statements as of and for the thirteen and twenty-six week periods ended August 2, 2003 included herein have been reviewed by the independent public accounting firm of Ernst & Young LLP and the report of such firm follows the Notes to Consolidated Financial Statements. Ernst & Young LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for its report on the consolidated financial statements because that report is not a report within the meaning of Sections 7 and 11 of that Act.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Stock-Based Compensation

The Company reports stock-based compensation through the disclosure-only requirements of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an Amendment to FASB No. 123.” Compensation expense for options is measured using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Under APB No. 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SFAS No. 123 establishes an alternative method of expense recognition for stock-based compensation awards based on fair values. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(millions except per share amounts)	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Net income, as reported	$101,959	$83,247	$199,489	$133,105
Add: Stock compensation cost recorded, net of tax	2,779	10,148	7,842	39,706
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(10,238)	(12,315)	(20,245)	(24,193)

Pro forma net income	$94,500	$81,080	$187,086	$148,618

Earnings per basic share, as reported	$0.20	$0.16	$0.38	$0.27
Earnings per basic share, pro forma	$0.18	$0.16	$0.36	$0.30
Earnings per diluted share, as reported	$0.19	$0.16	$0.38	$0.26
Earnings per diluted share, pro forma	$0.18	$0.15	$0.36	$0.29

The above stock compensation cost recorded by the Company in 2003 and 2002 primarily relates to compensation expense resulting from the exchange of both vested and unvested IBI stock awards in connection with the IBI recombination. Stock compensation expense related to the IBI recombination was recognized in accordance with Emerging Issues Task Force (“EITF”) 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.”

3. Shareholders’ Equity and Earnings Per Share

At August 2, 2003, one billion shares of $0.50 par value common stock were authorized, 523.8 million were issued and 518.5 million were outstanding. At February 1, 2003, 523.5 million shares were issued and outstanding and at August 3, 2002, 522.3 million shares were issued and outstanding. Ten million shares of $1.00 par value preferred stock were authorized, none of which were issued. In January 2003, the Board of Directors of the Company authorized the repurchase of $150 million of the Company’s common stock. During the twenty-six weeks ended August 2, 2003, the Company repurchased approximately 6.8 million shares of its common stock for $98.5 million at an average price per share of $14.57 under that authorization.

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 2, 2003	August 3, 2002	August 2, 2003	August 3, 2002
Common shares issued	523,849	522,299	523,719	499,477
Treasury shares	(3,713)	(787)	(2,274)	(1,628)

Basic shares	520,136	521,512	521,445	497,849
Dilutive effect of stock options and restricted shares	6,212	15,331	5,245	14,135

Diluted shares	526,348	536,843	526,690	511,984

The quarterly computation of earnings per diluted share excludes options to purchase 20.3 million and 1.9 million shares of common stock at August 2, 2003 and August 3, 2002 and the year-to-date computation of earnings per diluted share excludes options to purchase 22.8 million and 4.4 million shares for 2003 and 2002, because the options’ exercise prices were greater than the average market price of the common shares during the period.

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

The transaction resulted in an after-tax loss of approximately $4 million in the fourth quarter of 2002, which reflects transaction costs and a $12 million liability for the estimated fair value of the Company’s lease guarantees. The Company’s financial statements reflect Lerner’s operating results (including the transaction loss) as a discontinued operation for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

The Company will continue to provide certain corporate services to Lerner under service agreements which expire at various dates through 2007.

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

6. Gain on Investee’s Stock

During the first quarter of 2003, the Company recognized a pretax gain of $79.7 million resulting from the sale of approximately one-half of its ownership in Alliance Data Systems Corp. (“ADS”) in a secondary offering. ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Prior to the sale, the Company’s ownership interest in ADS was approximately 20%. As of August 2, 2003, the Company owns approximately 7.5 million shares of ADS common stock, representing approximately a 10% ownership interest. The Company will continue to account for its investment in ADS using the equity method as the Company has the right to nominate two Company designees for election to ADS’s Board of Directors and the Company continues to be a significant shareholder and the largest client of ADS.

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

Intangible assets, not subject to amortization, represent trade names that were recorded in connection with the IBI recombination and were $411.0 million as of August 2, 2003, February 1, 2003 and August 3, 2002.

Intellectual property assets and other intangibles, subject to amortization, were as follows (in thousands):

	August 2, 2003	February 1, 2003	August 3, 2002
Gross carrying amount	$54,300	$54,300	$54,300
Accumulated amortization	(21,366)	(18,055)	(13,414)

Intellectual property assets and other intangibles, net	$32,934	$36,245	$40,886

The estimated annual amortization expense for intangibles is $8.0 million each year through 2006 at which time intangible assets will be fully amortized.

There were no changes in the carrying amount of goodwill for the thirteen or twenty-six weeks ended August 2, 2003.

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

9. Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	August 2, 2003	February 1, 2003	August 3, 2002
Property and equipment, at cost	$3,687,500	$3,630,426	$3,904,003
Accumulated depreciation and amortization	(2,218,425)	(2,139,579)	(2,329,286)

Property and equipment, net	$1,469,075	$1,490,847	$1,574,717

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and, for the twenty-six weeks ended August 2, 2003 and August 3, 2002, also reflects the nondeductible expense related to the exchange of vested IBI incentive stock options. Income taxes paid during the twenty-six weeks August 2, 2003 and August 3, 2002 approximated $270.9 million and $339.2 million. Income taxes payable included net current deferred tax liabilities of $55.4 million at August 2, 2003, $55.7 million at February 1, 2003 and $6.8 million at August 3, 2002.

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

11. Long-Term Debt

Unsecured long-term debt consisted of (thousands):

	August 2, 2003	February 1, 2003	August 3, 2002
6 1/8% $300 million Notes due December 2012, less unamortized discount	$298,805	$298,740	—
6.95% $350 million Debentures due March 2033, less unamortized discount	349,339	—	—
7 1/2% $250 million Debentures due March 2023, less unamortized discount	—	248,080	$248,032

	$648,144	$546,820	$248,032

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

On March 28, 2003, the Company redeemed its 7½% debentures due 2023 at a redemption price equal to 103.16% of the principal amount, plus accrued interest through the call date. The early redemption of these securities resulted in a pretax charge of $13.4 million, comprised of the call premium and the write-off of unamortized deferred financing fees and discounts. This charge was included in interest expense in the Consolidated Statements of Income for the first quarter of 2003.

The Company currently has a $1.25 billion unsecured revolving credit facility (the “Facility”). The Facility is comprised of a $500 million 364-day agreement and a $750 million 5-year agreement. Borrowings outstanding under the Facility, if any, are due June 25, 2004 and July 13, 2006, respectively. The Facility has several borrowing and interest rate options. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.1% (for the 364-day agreement) and 0.125% (for the 5-year agreement) of the committed amount per year.

The Facility requires the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at August 2, 2003.

The Facility supports the Company’s commercial paper and letter of credit programs, which are used from time to time to fund working capital and other general corporate requirements. The Company did not issue commercial paper or draw on the Facility during the first or second quarters of 2003. In addition, no commercial paper or amounts under the Facility were outstanding at August 2, 2003.

Interest paid during the twenty-six weeks ended August 2, 2003 and August 3, 2002 was $34.9 million and $17.4 million, respectively.

12. Guarantees

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $574 million related to lease payments of Abercrombie & Fitch, Limited Too, Galyan’s, Lane Bryant and Lerner under the current terms of noncancelable leases expiring at various dates through 2018, unless extended or renewed. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate only to leases that commenced prior to the disposition of the subsidiaries. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. Except as discussed below, the Company believes the likelihood of material liability being triggered under these guarantees, with respect to existing and extended leases, is remote.

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

Segment information as of and for the thirteen and twenty-six weeks ended August 2, 2003 and August 3, 2002 follows (in thousands):

2003	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Reconciling Items		Total
Thirteen weeks:
Net sales	$929,312	$393,303	$588,921	$390,018	$(287,448	)(b)	$2,014,106
Operating income (loss)	174,945	52,222	(2,836)	(53,964)	—		170,367
Twenty-six weeks:
Net sales	$1,720,572	$714,657	$1,204,534	$750,610	$(533,970	)(b)	$3,856,403
Operating income (loss)	285,888	68,704	11,634	(86,808)	—		279,418
Total assets	2,032,691	1,457,277	735,096	2,955,158	—		7,180,222

2002	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Reconciling Items		Total
Thirteen weeks:
Net sales	$864,455	$374,287	$591,111	$364,193	$(281,630	)(b)	$1,912,416
Operating income (loss)	144,926	31,373	3,316	(40,942)	—		138,673
Twenty-six weeks:
Net sales	$1,626,497	$694,564	$1,229,080	$685,573	$(524,591	)(b)	$3,711,123
Operating income (loss)	245,390	59,030	37,708	(75,312)	(33,808	)(c)	233,008
Total assets	1,930,893	1,489,267	724,276	2,355,700	—		6,500,136

(a)	Includes Corporate (including non-core real estate and equity investments), Mast and Henri Bendel. In 2002, total assets included Lerner.
(b)	Represents the elimination of Mast sales to the Victoria’s Secret and Apparel segments.
(c)	Represents a non-cash charge for the exchange of vested stock awards related to the IBI recombination.

14. Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Instruments,” establishes standards for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003. For variable interest entities acquired before February 1, 2003, this interpretation is effective in the third quarter of 2003. The Company is currently evaluating the effect of adopting FIN 46, but does not anticipate that the adoption will have a material impact on its results of operations, financial position and cash flows.

Independent Accountants’ Review Report

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the accompanying consolidated balance sheet of Limited Brands, Inc. and its subsidiaries (the “Company”) as of August 2, 2003, the consolidated statements of income for the thirteen and twenty-six week periods ended August 2, 2003 and the consolidated statement of cash flows for the twenty-six week period ended August 2, 2003. These financial statements are the responsibility of the Company’s management. The consolidated balance sheet of the Company as of August 3, 2002, the consolidated statements of income for the thirteen and twenty-six week periods ended August 3, 2002 and the consolidated statement of cash flows for the twenty-six week period ended August 3, 2002 were reviewed by other accountants whose report dated August 22, 2002 stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at August 2, 2003, and for the thirteen and twenty-six week periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

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

August 19, 2003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the second quarter of 2003 increased 5% to $2.014 billion from $1.912 billion for the second quarter of 2002. Comparable store sales increased 3% for the quarter. Operating income increased to $170.4 million from $138.7 million in 2002, net income increased 23% to $102.0 million from $83.2 million in 2002 and diluted earnings per share increased to $0.19 from $0.16 in 2002.

Net sales for the twenty-six weeks ended August 2, 2003 increased 4% to $3.856 billion from $3.711 billion in 2002. Comparable store sales increased 1% in the first half of 2003. Operating income increased to $279.4 million from $233.0 million in 2002. Net income increased 50% to $199.5 million from $133.1 million in 2002, and diluted earnings per share increased to $0.38 from $0.26 in 2002.

There were a number of items that impact the comparability of the Company’s reported results. See “Note 1 to the Consolidated Financial Statements (Unaudited),” the “Special Item,” “Gain on Investee’s Stock” and “Adjusted Data” sections for a discussion of these items and the impact on 2003 and 2002 earnings.

Financial Summary

The following summarized financial and statistical data compares reported results for the thirteen week and twenty-six week periods ended August 2, 2003 and August 3, 2002:

	Second Quarter			Year-to-Date
	2003	2002	Change	2003	2002	Change
Net Sales (millions):
Victoria’s Secret Stores	$669	$615	9%	$1,231	$1,151	7%
Victoria’s Secret Direct	260	249	4%	489	475	3%

Total Victoria’s Secret	$929	$864	8%	$1,720	$1,626	6%

Bath & Body Works	$393	$374	5%	$715	$695	3%

Express	$455	$449	1%	$927	$932	(1%)
Limited Stores	134	142	(6%)	277	297	(7%)

Total apparel businesses	$589	$591	0%	$1,204	$1,229	(2%)

Other (a)	$103	$83	24%	$217	$161	35%

Total net sales	$2,014	$1,912	5%	$3,856	$3,711	4%

Segment Operating Income (millions):
Victoria’s Secret	$175	$145	21%	$286	$245	17%
Bath & Body Works	52	31	68%	69	59	17%
Apparel	(3)	3	(200%)	11	38	(71%)
Other (a)	(54)	(40)	(35%)	(87)	(75)	(16%)

Sub-total	$170	$139	22%	$279	$267	4%
Special item (b)	—	—	—	—	(34)	N/M

Total operating income	$170	$139	22%	$279	$233	20%

N/M – not meaningful

(a)	Other includes Corporate, Mast third party sales and Henri Bendel.
(b)	Represents a non-cash charge for the exchange of vested stock awards related to the IBI recombination.

	Second Quarter		Year-to-Date
	2003	2002	2003	2002
Comparable Store Sales (a):
Victoria’s Secret	6%	5%	4%	6%

Bath & Body Works	4%	(2%)	1%	(5%)

Express	1%	5%	(1%)	6%
Limited Stores	(4%)	13%	(4%)	11%

Total apparel businesses	0%	7%	(1%)	7%

Henri Bendel	7%	3%	2%	2%

Total comparable store sales increase	3%	4%	1%	4%

	Second Quarter			Year-to-Date
	2003	2002	Change	2003	2002	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret	$144	$136	6%	$264	$256	3%
Bath & Body Works	$111	$107	4%	$201	$199	1%
Apparel	$75	$73	3%	$152	$149	2%
Retail sales per average store (thousands):
Victoria’s Secret	$663	$611	9%	$1,217	$1,145	6%
Bath & Body Works	$242	$230	5%	$438	$428	2%
Apparel	$435	$412	6%	$885	$851	4%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,629	4,497	3%
Bath & Body Works	2,188	2,152	2%
Apparel	5,801	5,717	1%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,666	4,537	3%
Bath & Body Works	3,551	3,505	1%
Apparel	7,773	8,078	(4%)

(a)	A store is typically included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

Number of Stores:

	Second Quarter		Year-to-Date
	2003	2002	2003	2002
Victoria’s Secret
Beginning of period	1,011	1,006	1,014	1,002
Opened	1	9	2	15
Closed	(4)	(6)	(8)	(8)

End of period	1,008	1,009	1,008	1,009

Bath & Body Works
Beginning of period	1,630	1,625	1,639	1,615
Opened	1	11	2	26
Closed	(8)	(7)	(18)	(12)

End of period	1,623	1,629	1,623	1,629

Apparel
Beginning of period	1,369	1,454	1,382	1,474
Opened	1	3	1	5
Closed	(30)	(44)	(43)	(66)

End of period	1,340	1,413	1,340	1,413

	Number of Stores			Selling Sq. Ft. (thousands)
	August 2, 2003	August 3, 2002	Change	August 2, 2003	August 3, 2002	Change
Victoria’s Secret	1,008	1,009	(1)	4,666	4,537	129
Bath & Body Works	1,623	1,629	(6)	3,551	3,505	46
Express Women’s	602	644	(42)	3,730	4,032	(302)
Express Men’s	326	386	(60)	1,320	1,565	(245)
Express Dual Gender	65	23	42	597	270	327

Total Express	993	1,053	(60)	5,647	5,867	(220)
Limited Stores	347	360	(13)	2,126	2,211	(85)

Total apparel	1,340	1,413	(73)	7,773	8,078	(305)

Henri Bendel	1	1	—	35	35	—

Total stores and selling sq. ft.	3,972	4,052	(80)	16,025	16,155	(130)

Net Sales

Net sales for the second quarter of 2003 increased 5% to $2.014 billion from $1.912 billion for the second quarter of 2002. The increase in sales was driven by Victoria’s Secret, Bath & Body Works and Mast. Apparel net sales were about flat for the quarter.

At Victoria’s Secret, net sales for the second quarter of 2003 increased 7% to $929.3 million from $864.5 million in 2002. The net sales increase was primarily driven by an increase in comparable store sales of 6% or $32.7 million and the net increase in sales associated with new, closed and non-comparable remodeled stores of $21.0 million. The increase in comparable store sales resulted from improved performance in the bra, panty and beauty categories as well as a successful semi-annual sale. Net sales at Victoria’s Secret Direct increased 4% or $11.1 million driven by sales increases in panty, sleepwear and accessory categories.

At Bath & Body Works, net sales for the second quarter of 2003 increased 5% to $393.3 million from $374.3 million for the second quarter of 2002. The net sales increase was driven by an increase in comparable store sales of 4% or $13.4 million and an increase in sales associated with new, closed and non-comparable remodeled stores of $5.6 million. The increase in comparable store sales was primarily driven by incremental direct mail promotional campaigns and a successful semi-annual sale. Growth in the True Blue Spa product line and home fragrance category also drove the increase in sales. The core bath products line was flat to last year, an improvement in trend over the past two quarters.

The net sales increase at Mast was primarily driven by sales to Lerner, which became a third party customer upon its disposition in November 2002.

At the apparel businesses, net sales of $588.9 million for the second quarter of 2003 were about flat to last year’s net sales of $591.1 million. Comparable store sales were flat for the quarter. A slight increase in sales at Express was more than offset by declines at Limited Stores. Comparable store sales at Express increased 1% or $3.4 million driven primarily by the men’s business, where growth in knit tops, denim and woven shirts was partially offset by declines in shorts. Comparable stores sales at Limited Stores decreased 4% or $4.6 million, as growth in jackets and wear to work pants was more than offset by declines in casual pants and tops.

Year-to-date net sales increased 4% to $3.856 billion from $3.711 billion in 2002. The increase in sales was driven by Victoria’s Secret, Mast and Bath & Body Works. Declines at the apparel businesses partially offset these gains.

At Victoria’s Secret, net sales for the first half of 2003 increased 6% to $1.720 billion from $1.626 billion in the first half of 2002. The increase was driven by the net increase in sales associated with new, closed and non-comparable remodeled stores of $41.0 million and an increase in comparable store sales of 4% or $38.3 million, driven primarily by the factors described above. Net sales at Victoria’s Secret Direct increased 3% or $14.8 million driven by sales increases in panty, sleepwear and accessory categories throughout the first half of 2003.

At Bath & Body Works, net sales for the first half of 2003 increased 3% to $714.7 million from $694.6 million in the first half of 2002. The increase was driven by the net increase in sales associated with new, closed and non-comparable remodeled stores of $12.4 million and an increase in comparable store sales of 1% or $7.7 million, driven by the factors described above.

At the apparel businesses, net sales for the first half of 2003 decreased 2% to $1.204 billion from $1.229 billion in the first half of 2002. The decline resulted primarily from a decrease in comparable store sales of 1% or $16.3 million and the net decrease in sales associated with closed, new and non-comparable remodeled stores of $8.2 million. The decrease in comparable store sales was primarily driven by Limited Stores, where comparable store sales decreased 4% or $11.9 million in the first half of 2003 driven by declines in sweaters and casual pants that more than offset growth in jackets and wear to work pants. Comparable store sales at Express decreased 1% or $4.4 million as the improvement in the men’s business described above was more than offset by declines in sweaters and woven pants in the women’s business.

The net sales increase at Mast was primarily driven by sales to Lerner, which became a third party customer upon its disposition in November 2002.

Gross Income

For the second quarter of 2003, the gross income rate (expressed as a percentage of net sales) decreased to 34.9% from 35.2% for the same period in 2002. The slight decrease in the gross income rate was principally the result of a decrease in merchandise margin rates at the apparel businesses, partially offset by leverage on buying and occupancy costs.

The gross income rate at Victoria’s Secret was up slightly for the quarter. The significant increase in the gross income rate at Bath & Body Works was the result of an increase in the merchandise margin rate and a decrease in the buying and occupancy expense rate. The increase in the merchandise margin rate was due to fewer markdowns in 2003 as higher markdowns were recorded in 2002 resulting from the exit of Imagine fragrance, Beautiful by Nature cosmetics and certain candles. The decrease in the buying and occupancy expense rate primarily resulted from the ability to achieve leverage on a comparable store sales increase of 4%.

The decline in the gross income rate at the apparel businesses was primarily due to a decrease in the merchandise margin rate driven by higher promotional activity and markdowns to clear Spring merchandise.

The year-to-date gross income rate decreased to 34.1% from 34.9% in 2002. In addition to the factors described above, the decrease in the gross income rate was also driven by a decline at Mast, primarily due to a decrease in income from joint ventures which have been sold in the last twelve months.

General, Administrative and Store Operating Expenses

For the second quarter of 2003, the general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 26.4% from 27.9% last year. The rate improvement was driven by expense leverage on store selling costs and a decrease in incentive compensation.

The year-to-date general, administrative and store operating expense rate decreased to 26.8% from 27.7% in 2002 primarily due to the factors described above.

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

Operating Income

The operating income rate in the second quarter of 2003 (expressed as a percentage of net sales) increased to 8.5% compared to 7.3% in 2002. The increase was primarily the result of the 1.5% decrease in the general, administrative and store operating expense rate, partially offset by a 0.3% decrease in the gross income rate.

The year-to-date operating income rate increased to 7.2% from 6.3% in 2002. Excluding the special item in 2002, the operating income rate was flat to last year as a decline in the gross income rate was offset by an improvement in the general, administrative and store operating expense rate.

Interest Expense

	Second Quarter		Year-to-Date
	2003	2002	2003	2002
Average borrowings (millions)	$650.0	$266.5	$732.6	$333.2
Average effective interest rate	6.51%	7.56%	6.69%	7.58%

The Company incurred $11.4 million in interest expense for the second quarter of 2003 compared to $6.2 million for the same period in 2002. The increase in interest expense was primarily due to an increase in average daily borrowings, partially offset by a decrease in average borrowing rates.

Year-to-date interest expense increased to $38.4 million in 2003 from $15.4 million in 2002. The increase was primarily due to costs of $13 million associated with the retirement of the Company’s $250 million 7 ½% notes due in 2023, which included the payment of a call premium and the write-off of unamortized discounts and fees. An increase in average daily borrowings, partially offset by a decrease in average borrowing rates, also contributed to the increase.

Other Non-operating Items

For the second quarter of 2003, interest income increased to $8.1 million from $6.4 million in 2002. Year-to-date interest income increased to $17.3 million from $13.9 million in 2002. These increases were primarily driven by an increase in average invested cash balances, partially offset by a decrease in average effective interest rates.

For the second quarter of 2003, other income (loss) was $0.9 million compared to ($2.1) million for the second quarter of 2002. The other income (loss) in both periods is primarily driven by the results of the Company’s unconsolidated entities. Year-to-date other income (loss) was ($7.6) million compared to ($2.6) million in 2002. The increased loss in 2003 was driven by a $6.9 million loss on the sale of certain Mast joint ventures.

Gains on Investee’s Stock

During the first quarter of 2003, the Company recognized a pretax gain of $79.7 million resulting from the sale of approximately one-half of its ownership in Alliance Data Systems Corp. (“ADS”) in a secondary offering. ADS is a provider of electronic transaction services, credit services and loyalty and database marketing services. Prior to the sale, the Company’s ownership interest in ADS was approximately 20%. As of August 2, 2003, the Company owns approximately 7.5 million shares of ADS common stock, representing approximately a 10% ownership interest.

Adjusted Data

The adjusted income information provides non-GAAP financial measures and gives effect to the significant transactions and events that impact the comparability of the Company’s results in 2003 and 2002. The following table adjusts net income for such transactions and events (as described below) to determine the adjusted results, and reconciles the adjusted results to net income reported in accordance with accounting principles generally accepted in the United States of America.

The gain on investee’s stock in 2003 resulted from a transaction that does not relate to the performance of the Company’s core business. The IBI recombination and sale of Lerner are transactions that occurred in prior periods and, therefore, affect the comparability of current period results and also do not relate to the core performance of the Company’s business.

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

Reconciliation of Adjusted Income Information (thousands except per share amounts):

	Thirteen Weeks Ended
	August 2, 2003	August 3, 2002
	Reported	Reported	Adjustments		Adjusted
Net sales	$2,014,106	$1,912,416	—		$1,912,416

Gross income	702,224	672,968	—		672,968

General, administrative and store operating expenses	(531,857)	(534,295)	—		(534,295)

Operating income	170,367	138,673	—		138,673
Interest expense	(11,425)	(6,155)	—		(6,155)
Interest income	8,107	6,378	1,875	(A)	8,253
Other income (loss)	910	(2,135)	—		(2,135)

Income from continuing operations before income taxes	167,959	136,761	1,875		138,636
Provision for income taxes	66,000	55,000	—		55,000

Net income from continuing operations	101,959	81,761	1,875		83,636
Income from discontinued operations, net of tax	—	1,486	(1,486	)(A)	—

Net income	$101,959	$83,247	$389		$83,636

Income per diluted share:
Continuing operations	$0.19	$0.15			$0.16
Discontinued operations	—	—			—

Net income per diluted share	$0.19	$0.16			$0.16

Weighted average shares outstanding	526,348	536,843			536,843

See Notes to Reconciliation of Adjusted Income Information on next page.

	Twenty-six Weeks Ended
	August 2, 2003				August 3, 2002
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Net sales	$3,856,403	—		$3,856,403	$3,711,123	—		$3,711,123

Gross income	1,314,287	—		1,314,287	1,294,629	—		1,294,629

General, administrative and store operating expenses	(1,034,869)	—		(1,034,869)	(1,027,813)	—		(1,027,813)
Special item	—	—		—	(33,808)	$33,808	(C)	—

Operating income	279,418	—		279,418	233,008	33,808		266,816
Interest expense	(38,395)	—		(38,395)	(15,385)	—		(15,385)
Interest income	17,341	—		17,341	13,940	3,750	(A)	17,690
Other loss	(7,561)	—		(7,561)	(2,611)	—		(2,611)
Minority interest	—	—		—	(6,063)	6,063	(B)	—
Gain on investee’s stock	79,686	$(79,686	)(D)	—	—	—		—

Income from continuing operations before income tax	330,489	(79,686)		250,803	222,889	43,621		266,510
Provision for income taxes	131,000	(32,000)		99,000	97,000	9,000		106,000

Net income from continuing operations	199,489	(47,686)		151,803	125,889	34,621		160,510
Income from discontinued operations, net of tax	—	—		—	7,216	(7,216	)(A)	—

Net income	$199,489	$(47,686)		$151,803	$133,105	$27,405		$160,510

Income per diluted share:
Continuing operations	$0.38			$0.29	$0.25			$0.30
Discontinued operations	—			—	0.01			—

Net income per diluted share	$0.38			$0.29	$0.26			$0.30

Weighted average shares outstanding	526,690	—		526,690	511,984	23,636	(B)	535,620

Notes to Reconciliation of Adjusted Income Information:

(A)	Excluded business:
As a result of its sale on November 27, 2002, Lerner’s results have been reflected in discontinued operations and were excluded in determining adjusted results for 2002 (see Note 4 to the Consolidated Financial Statements). In addition, the adjusted results reflect the addition of interest income, which would have been earned on the $75 million note received from Lerner in connection with the sale.
(B)	Offer and merger:
On March 21, 2002, the Company completed a tender offer and merger that resulted in the acquisition of the IBI minority interest. The adjusted results:
—	Eliminate the minority interest in earnings of Intimate Brands, Inc.; and
—	Increase total weighted average Class A common stock outstanding, using the exchange rate of 1.1 share of Limited Brands common stock for each share of IBI Class A common stock.
(C)	Special item (see Note 5 to the Consolidated Financial Statements):
The 2002 adjusted results exclude a $33.8 million non-cash charge for vested stock awards related to the IBI recombination.
(D)	Gain on investee’s stock (see Note 6 to the Consolidated Financial Statements):
The 2003 adjusted results exclude a $79.7 million pre-tax, non-operating gain resulting from the sale of approximately one-half of the Company’s investment in Alliance Data Systems Corporation.

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

A summary of the Company’s working capital position and capitalization follows (millions):

	August 2, 2003	February 1, 2003	August 3, 2002
Working capital	$2,528	$2,347	$1,540

Capitalization:
Long-term debt	$648	$547	$248
Shareholders’ equity	4,875	4,860	4,535

Total capitalization	$5,523	$5,407	$4,783

Additional amounts available under credit agreements	$1,250	$1,250	$1,250

The Company’s operations are seasonal in nature, leading to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods. Consequently, the Company believes the most meaningful analysis of operating cash flows is one that compares the current interim period changes to the prior interim period changes.

Net cash provided by operating activities was $87.2 million for the twenty-six weeks ended August 2, 2003 versus $104.4 million provided by operating activities for the same period in 2002. The primary differences in cash provided by operating activities between the first half of 2003 and 2002 were due to a decrease in net income, excluding the gain on sale of investee’s stock in 2003, working capital and income taxes. The cash used for income taxes was higher in 2002 versus the same period in 2003 due to increased pretax income in 2001 which includes the gain from the sale of Lane Bryant, and the timing of payments.

In 2003, investing activities primarily included $146.8 million in capital expenditures, partially offset by cash inflows of $130.7 million from the sale of approximately one-half of the Company’s investment in ADS. Investing activities in 2002 primarily included capital expenditures of $141.5 million and cash inflows primarily resulting from the collection of a long-term note receivable.

Financing activities in 2003 consisted of the issuance of $350 million in long-term debt substantially offset by the redemption of $250 million in debentures, quarterly dividend payments of $0.10 per share or $104.5 million and the repurchase of 6.8 million shares of common stock for $98.5 million. Financing activities in 2002 included the repayment of $150 million in long-term debt and quarterly dividend payments of $0.075 per share or $71.6 million, partially offset by proceeds from the exercise of stock options.

On May 22, 2003, the Company filed a shelf registration statement, under which up to $500 million of debt securities, common and preferred stock, and other securities may be issued.

Capital Expenditures

Capital expenditures amounted to $146.8 million for the twenty-six weeks ended August 2, 2003 compared to $141.5 million for the same period in 2002. The Company anticipates capital spending to be $310 million or less in 2003, the majority of which will be for the remodeling of and improvements to existing stores and for new stores. Remaining capital expenditures are primarily related to information technology and distribution center projects. The Company expects that 2003 capital expenditures will be funded principally by net cash provided by operating activities.

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

The market risk of the Company’s financial instruments as of August 2, 2003 has not significantly changed since February 1, 2003. Information regarding the Company’s financial instruments and market risk as of February 1, 2003 is disclosed in the Company’s 2002 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Explanation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s board of directors and the Company, as nominal defendant. The actions thereafter were consolidated. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the “Contingent Stock Redemption Agreement”) constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a “wasteful transaction in its own right.” On February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the “amended complaint”), which made allegations similar to the first complaint but added allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000 and oral argument was heard on March 28, 2001. On March 27, 2002, the Court granted the motion in part and denied the motion in part. On May 10, 2002, the Company’s board of directors appointed a special litigation committee composed of directors Donald B. Shackelford and Raymond Zimmerman and granted that committee the authority to investigate the claims asserted in the amended complaint and to determine the Company’s response to them. On October 31, 2002, the special litigation committee filed a motion on behalf of the Company to dismiss the action on the basis that pursuit of the claims was not in the best interests of the Company. The individual defendants also filed motions to dismiss on the basis of the Company’s motion. The motions in this matter are still pending before the Court.

Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the foregoing proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 19, 2003. The matters voted upon and the results of the voting were as follows:

a)	E. Gordon Gee, James L. Heskett, Allan R. Tessler and Abigail S. Wexner were elected to the Board of Directors for a term of three years. Of the 467,740,849 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows, with respect to each of the nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
E. Gordon Gee	462,945,062	4,795,729
James L. Heskett	463,325,930	4,414,861
Allan R. Tessler	448,225,931	19,514,860
Abigail S. Wexner	463,208,614	4,532,177

In addition, directors whose term of office continued after the Annual Meeting were: Eugene M. Freedman, V. Ann Hailey, Donna James, David T. Kollat, Leonard A. Schlesinger, Donald B. Shackelford, Leslie H. Wexner and Raymond Zimmerman.

b)	The shareholders were asked to consider and vote upon a proposal to adopt the 2003 Stock Award and Deferred Compensation Plan for Non-Associate Directors. Of the 467,740,849 shares present in person or represented by proxy at the meeting, 456,361,420 shares were voted for the proposal, 6,258,918 shares were voted against the proposal, and 5,119,955 shares abstained from voting with respect to the proposal.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4.	364-day revolving credit agreement dated as of June 27, 2003 among the Company, JPMorgan Chase Bank and the lenders listed therein

10.	Employment agreement dated July 31, 2003, by and between Limited Brands, Inc. and Leonard A. Schlesinger

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.	Section 906 Certification

(b)	Reports on Form 8-K.

1.	Form 8-K dated May 19, 2003: The Company issued a press release setting forth its first quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC. (Registrant)

By:	/s/ V. ANN HAILEY
V. Ann Hailey Executive Vice President and Chief Financial Officer*

Date: September 12, 2003

*Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.