Form 10-Q
period 2003-11-01
LIMITED BRANDS INC
filed 2003-12-15
CIK 701985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 28, 2003
516,689,477 Shares

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

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net sales	$1,846,770	$1,767,565	$5,703,173	$5,478,688
Costs of goods sold, buying and occupancy	(1,251,317)	(1,203,409)	(3,793,433)	(3,619,903)

Gross income	595,453	564,156	1,909,740	1,858,785
General, administrative and store operating expenses	(553,281)	(546,808)	(1,588,150)	(1,574,621)
Special item	—	—	—	(33,808)

Operating income	42,172	17,348	321,590	250,356
Interest expense	(11,690)	(6,443)	(50,085)	(21,828)
Interest income	36,776	5,728	54,117	19,668
Other income (loss)	5,060	(1,123)	(2,501)	(3,734)
Minority interest	—	—	—	(6,063)
Gain on investees’ stock	128,356	6,124	208,042	6,124

Income from continuing operations before income taxes	200,674	21,634	531,163	244,523
Provision for income taxes	71,000	8,000	202,000	105,000

Net income from continuing operations	129,674	13,634	329,163	139,523
Income from discontinued operations, net of tax	—	2,141	—	9,357

Net income	$129,674	$15,775	$329,163	$148,880

Income per basic share:
Continuing operations	$0.25	$0.03	$0.63	$0.27
Discontinued operations	—	—	—	0.02

Net income per basic share	$0.25	$0.03	$0.63	$0.29

Income per diluted share:
Continuing operations	$0.25	$0.03	$0.63	$0.27
Discontinued operations	—	—	—	0.02

Net income per diluted share	$0.25	$0.03	$0.63	$0.29

Dividends per share	$0.10	$0.075	$0.30	$0.225

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	November 1, 2003	February 1, 2003	November 2, 2002
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,818,391	$2,261,518	$1,048,931
Accounts receivable	345,059	150,693	112,110
Inventories	1,387,599	966,436	1,410,174
Other	244,070	227,680	251,031

Total current assets	3,795,119	3,606,327	2,822,246
Property and equipment, net	1,465,990	1,490,847	1,588,540
Goodwill	1,310,868	1,310,868	1,315,372
Trade names and other intangible assets, net	444,160	447,245	450,316
Other assets	259,610	390,516	356,800

Total assets	$7,275,747	$7,245,803	$6,533,274

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$548,462	$456,274	$575,294
Accrued expenses	532,802	607,104	593,530
Income taxes	86,208	195,734	40,903

Total current liabilities	1,167,472	1,259,112	1,209,727
Deferred income taxes	112,786	124,862	90,544
Long-term debt	648,180	546,820	248,056
Other long-term liabilities	436,934	455,071	459,354
Shareholders’ equity:
Common stock	261,683	261,548	261,395
Paid-in capital	1,684,604	1,692,662	1,671,412
Retained earnings	3,081,573	2,905,728	2,592,786

	5,027,860	4,859,938	4,525,593
Less: treasury stock, at average cost	(117,485)	—	—

Total shareholders’ equity	4,910,375	4,859,938	4,525,593

Total liabilities and shareholders’ equity	$7,275,747	$7,245,803	$6,533,274

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002
Operating activities:
Net income	$329,163	$148,880
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	212,009	209,695
Gain on sale of investees’ stock	(208,042)	(6,124)
Special item	—	33,808
Debt extinguishment costs	5,548	—
Amortization of deferred compensation	16,729	26,101
Deferred income taxes	(16,191)	(9,000)
Loss on sale of joint ventures	6,921	—
Minority interest, net of dividends paid	—	600
Change in assets and liabilities:
Accounts receivable	(1,493)	(32,571)
Inventories	(421,163)	(444,105)
Accounts payable and accrued expenses	27,941	155,436
Income taxes payable	(105,192)	(231,027)
Other assets and liabilities	2,093	19,772

Net cash used for operating activities	(151,677)	(128,535)

Investing activities:
Capital expenditures	(232,109)	(242,848)
Proceeds from sale of investees’ stock	130,673	65,428
Proceeds from sale of joint ventures	8,000	34,118
Net (expenditures) proceeds related to Easton investment	(2,980)	281
Other investing activities	732	37,511

Net cash used for investing activities	(95,684)	(105,510)

Financing activities:
Repayment of long-term debt	(250,000)	(150,000)
Proceeds from issuance of long-term debt	350,000	—
Dividends paid	(156,269)	(110,779)
Repurchase of common stock	(149,988)	—
Proceeds from exercise of stock options and other	10,491	48,976

Net cash used for financing activities	(195,766)	(211,803)

Net decrease in cash and equivalents	(443,127)	(445,848)
Cash and equivalents, beginning of year	2,261,518	1,494,779

Cash and equivalents, end of period	$1,818,391	$1,048,931

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

Investments in unconsolidated entities over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company’s share of the net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in cost of goods sold. The Company’s share of the net income or loss of all other unconsolidated entities is included in other income (loss) which amounted to $0.3 million and ($1.0) million for the thirteen and thirty-nine weeks ended November 1, 2003 and ($1.9) million and ($5.6) million for the thirteen and thirty-nine weeks ended November 2, 2002, respectively.

Other income (loss) includes a $6.9 million loss related to the sale of certain Mast joint ventures in the first quarter of 2003 and a $6.9 million gain related to the sale of the Structure trademark to a third party in the third quarter of 2003.

The consolidated financial statements as of and for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2002 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

SFAS No. 123 establishes an alternative method of expense recognition for stock-based compensation awards based on fair values. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(thousands except per share amounts)	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Net income, as reported	$129,674	$15,775	$329,163	$148,880
Add: Stock compensation cost recorded, net of tax	2,366	7,383	10,207	47,088
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(9,598)	(11,489)	(29,843)	(35,681)

Pro forma net income	$122,442	$11,669	$309,527	$160,287

Earnings per basic share, as reported	$0.25	$0.03	$0.63	$0.29
Earnings per basic share, pro forma	$0.24	$0.02	$0.60	$0.32
Earnings per diluted share, as reported	$0.25	$0.03	$0.63	$0.29
Earnings per diluted share, pro forma	$0.24	$0.02	$0.59	$0.31

The above stock compensation cost recorded by the Company in 2002 primarily relates to compensation expense resulting from the exchange of both vested and unvested IBI stock awards in connection with the IBI recombination. Stock compensation expense related to the IBI recombination was recognized in accordance with Emerging Issues Task Force (“EITF”) 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44.”

3. Shareholders’ Equity and Earnings Per Share

At November 1, 2003, one billion shares of $0.50 par value common stock were authorized, 523.9 million were issued and 516.2 million were outstanding. At February 1, 2003, 523.5 million shares were issued and outstanding and at November 2, 2002, 523.0 million shares were issued and outstanding. Ten million shares of $1.00 par value preferred stock were authorized, none of which were issued. In January 2003, the Board of Directors of the Company authorized the repurchase of $150 million of the Company’s common stock. During the thirty-nine weeks ended November 1, 2003, the Company completed the $150 million repurchase by acquiring approximately 9.9 million shares of its common stock at an average price per share of approximately $15.

On October 8, 2003, the Board of Directors of the Company authorized the repurchase of an additional $100 million of the Company’s common stock. To date, the Company has not executed any share repurchases under this program.

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2003	November 2, 2002	November 1, 2003	November 2, 2002
Common shares issued	523,852	523,018	523,763	507,324
Treasury shares	(6,769)	—	(3,772)	(1,085)

Basic shares	517,083	523,018	519,991	506,239
Dilutive effect of stock options and restricted shares	7,297	8,191	5,929	12,153

Diluted shares	524,380	531,209	525,920	518,392

The quarterly computation of earnings per diluted share excludes options to purchase 14.9 million and 21.9 million shares of common stock at November 1, 2003 and November 2, 2002 and the year-to-date computation of earnings per diluted share excludes options to purchase 20.2 million and 10.2 million shares for 2003 and 2002, because the options’ exercise prices were greater than the average market price of the common shares during the period.

4. Discontinued Operations

In the fourth quarter of 2002, the Company sold one of its apparel businesses, Lerner, to an investor group led by the business unit’s President and Chief Executive Officer and affiliates of Bear Stearns Merchant Banking. Under the terms of the agreement, the Company received $79 million in cash, a $75 million subordinated note and warrants for approximately 15% of the common equity of the new company. A $26 million fair value discount was recorded on the subordinated note, which is being accreted to income over the term of the note. The subordinated note bears interest at 10% to be accrued and added to the principal balance of the note. The subordinated note and related accrued interest are due on November 26, 2009. During the first quarter of 2003, the Company received approximately $38 million in additional cash consideration based on Lerner’s net working capital at closing.

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

6. Gain on Investees’ Stock

During the first quarter of 2003, the Company recognized a pretax gain of $79.7 million resulting from the sale of approximately one-half of its ownership in Alliance Data Systems Corp. (“ADS”) in a secondary offering.

During the third quarter of 2003, the Company sold its remaining interest in ADS resulting in a $128.4 million pretax gain. The net proceeds from the sale of $192.9 million were included in accounts receivable in the accompanying Consolidated Balance Sheet and were collected on November 5, 2003. Prior to the third quarter sale, the Company’s ownership interest in ADS was approximately 10% and was accounted for using the equity method.

7. Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” in the first quarter of 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but must be tested for impairment annually (or in interim periods if events indicate possible impairment). Other intangible assets will continue to be amortized over their useful lives.

Intangible assets, not subject to amortization, primarily represent trade names that were recorded in connection with the IBI recombination and were $411.0 million as of November 1, 2003, February 1, 2003 and November 2, 2002.

Intellectual property assets and other intangibles, subject to amortization, were as follows (in thousands):

	November 1, 2003	February 1, 2003	November 2, 2002
Gross carrying amount	$56,117	$54,300	$54,300
Accumulated amortization	(22,957)	(18,055)	(14,984)

Intellectual property assets and other intangibles, net	$33,160	$36,245	$39,316

The estimated annual amortization expense for intangibles is approximately $8 million each year through 2006 and approximately $5 million in 2007, at which time intangible assets will be fully amortized.

There were no changes in the carrying amount of goodwill for the thirteen and thirty-nine weeks ended November 1, 2003.

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

9. Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	November 1, 2003	February 1, 2003	November 2, 2002
Property and equipment, at cost	$3,717,580	$3,630,426	$3,940,777
Accumulated depreciation and amortization	(2,251,590)	(2,139,579)	(2,352,237)

Property and equipment, net	$1,465,990	$1,490,847	$1,588,540

10. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and, for the thirty-nine weeks ended November 2, 2002, also reflects the nondeductible expense related to the exchange of vested IBI incentive stock options. Income taxes paid during the thirty-nine weeks ended November 1, 2003 and November 2, 2002 approximated $322.1 million and $340.3 million. Income taxes payable included net current deferred tax liabilities of $51.7 million at November 1, 2003, $55.7 million at February 1, 2003 and $22.2 million at November 2, 2002.

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

On March 29, 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. This ruling also applied to years 1993 and 1994. In the third quarter of 2003, the Company reached agreement with the IRS regarding the computation of interest and recognized interest income of $30.1 million related to our appeal of the 1992 through 1994 years, of which $28 million was included in accounts receivable and the remaining balance reduced deferred tax liabilities. Subsequent to the end of the third quarter, the Company collected the $28 million interest receivable balance.

The Company is pursuing additional actions to obtain any refunds related to the 1995 through 1998 years.

11. Long-Term Debt

Unsecured long-term debt consisted of (thousands):

	November 1, 2003	February 1, 2003	November 2, 2002
6 1/8% $300 million Notes due December 2012, less unamortized discount	$298,836	$298,740	—

6.95% $350 million Debentures due March 2033, less unamortized discount	349,344	—	—

7 1/2% $250 million Debentures due March 2023, less unamortized discount	—	248,080	$248,056

	$648,180	$546,820	$248,056

In the first quarter of 2003, the Company issued $350 million of 6.95% debentures due March 1, 2033 under a 144A private placement. In connection with a registration statement filed with the SEC, the Company exchanged $349.5 million of the privately held securities for $349.5 million of securities registered with the SEC with identical terms through a non-taxable exchange offer. The $0.5 million of securities that were not exchanged remain outstanding as privately held securities.

Also in the first quarter of 2003, the Company redeemed its 7½% debentures due 2023 at a redemption price equal to 103.16% of the principal amount, plus accrued interest through the call date. The early redemption of these securities resulted in a pretax charge of $13.4 million, comprised of the call premium and the write-off of unamortized deferred financing fees and discounts. This charge was included in interest expense in the Consolidated Statements of Income.

In the second quarter of 2003, the Company filed a shelf registration statement, under which up to $500 million of debt securities, common and preferred stock, and other securities may be issued. To date, no securities have been issued under this registration statement.

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

The Facility requires the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at November 1, 2003.

The Facility supports the Company’s commercial paper and letter of credit programs, which are used from time to time to fund working capital and other general corporate requirements. The Company did not issue commercial paper or draw on the Facility during the first three quarters of 2003. In addition, no commercial paper or amounts under the Facility were outstanding at November 1, 2003.

Cash paid for interest during the thirty-nine weeks ended November 1, 2003 and November 2, 2002 was $43.1 million and $28.0 million, respectively.

12. Guarantees

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $536 million related to lease payments of Abercrombie & Fitch, Too Inc. (formerly Limited Too), Galyan’s, Lane Bryant and Lerner under the current terms of noncancelable leases expiring at various dates through 2015, unless extended or renewed. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate only to leases that commenced prior to the disposition of the subsidiaries. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liability being triggered under these guarantees, with respect to existing and extended leases, is remote.

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

Segment information as of and for the thirteen and thirty-nine weeks ended November 1, 2003 and November 2, 2002 follows (in thousands):

2003	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Reconciling Items		Total

Thirteen weeks:
Net sales	$733,429	$320,301	$663,185	$445,361	$(315,506)	(b)	$1,846,770
Operating income (loss)	84,751	4,599	(8,863)	(38,315)	—		42,172
Thirty-nine weeks:
Net sales	$2,454,001	$1,034,958	$1,867,719	$1,195,971	$(849,476)	(b)	$5,703,173
Operating income (loss)	370,639	73,303	2,771	(125,123)	—		321,590
Total assets	2,178,940	1,572,396	787,052	2,737,359	—		7,275,747

2002	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Reconciling Items		Total

Thirteen weeks:
Net sales	$677,502	$309,311	$675,391	$410,379	$(305,018	)(b)	$1,767,565
Operating income (loss)	57,283	2,245	(2,764)	(39,416)	—		17,348
Thirty-nine weeks:
Net sales	$2,303,999	$1,003,875	$1,904,471	$1,095,952	$(829,609	)(b)	$5,478,688
Operating income (loss)	302,673	61,275	34,944	(114,728)	(33,808	)(c)	250,356
Total assets	2,094,858	1,601,229	799,139	2,038,048	—		6,533,274

(a)	Includes Corporate (including non-core real estate and equity investments), Mast and Henri Bendel. In 2002, total assets included Lerner.
(b)	Represents the elimination of Mast sales to the Victoria’s Secret and Apparel segments.
(c)	Represents a non-cash charge for the exchange of vested stock awards related to the IBI recombination.

14. Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Instruments,” establishes standards for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003. For variable interest entities acquired before February 1, 2003, the effective date of this interpretation was deferred from the third quarter of 2003 until the fourth quarter of 2003. The Company is currently evaluating the effect of adopting FIN 46, but does not anticipate that the adoption will have a material impact on its results of operations, financial position and cash flows.

Independent Accountants’ Review Report

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the accompanying consolidated balance sheet of Limited Brands, Inc. and its subsidiaries (the “Company”) as of November 1, 2003, the consolidated statements of income for the thirteen and thirty-nine week periods ended November 1, 2003 and the consolidated statement of cash flows for the thirty-nine week period ended November 1, 2003. These financial statements are the responsibility of the Company’s management. The consolidated balance sheet of the Company as of November 2, 2002, the consolidated statements of income for the thirteen and thirty-nine week periods ended November 2, 2002 and the consolidated statement of cash flows for the thirty-nine week period ended November 2, 2002 were reviewed by other accountants whose report dated November 21, 2002, except for Note 12 as to which the date is November 27, 2002, stated that they were not aware of any material modifications that should be made to those statements for them to be in conformity with accounting principles generally accepted in the United States.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements at November 1, 2003, and for the thirteen and thirty-nine week periods then ended for them to be in conformity with accounting principles generally accepted in the United States.

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

November 19, 2003

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the third quarter of 2003 increased 4% to $1.847 billion from $1.768 billion for the third quarter of 2002. Comparable store sales increased 2% for the quarter. Operating income increased to $42.2 million from $17.3 million in 2002, net income increased to $129.7 million from $15.8 million in 2002 and diluted earnings per share increased to $0.25 from $0.03 in 2002. The results for the third quarter of 2003 include a gain of $0.16 per share ($128.4 million before taxes) related to the sale of the Company’s remaining interest in Alliance Data Systems Corporation (“ADS”), an interest refund from a tax settlement of $0.03 per share ($30.1 million before taxes) and a gain related to the sale of the Structure trademark to a third party of $0.01 per share ($6.9 million before taxes).

Net sales for the thirty-nine weeks ended November 1, 2003 increased 4% to $5.703 billion from $5.479 billion in 2002. Comparable store sales increased 1% for the first three quarters of 2003. Operating income increased to $321.6 million from $250.4 million in 2002. Net income increased to $329.2 million from $148.9 million in 2002, and diluted earnings per share increased to $0.63 from $0.29 in 2002.

There were a number of items that impact the comparability of the Company’s reported results. See “Note 1 to the Consolidated Financial Statements (Unaudited),” the “Special Item,” “Gain on Investee’s Stock,” and “Adjusted Data” sections for a discussion of these items and the impact on 2003 and 2002 earnings.

Financial Summary

The following summarized financial and statistical data compares reported results for the thirteen and thirty-nine week periods ended November 1, 2003 and November 2, 2002:

	Third Quarter			Year-to-Date
	2003	2002	Change	2003	2002	Change
Net Sales (millions):
Victoria’s Secret Stores	$557	$515	8%	$1,787	$1,667	7%
Victoria’s Secret Direct	177	163	9%	667	637	5%

Total Victoria’s Secret	$734	$678	8%	$2,454	$2,304	7%

Bath & Body Works	$320	$309	4%	$1,035	$1,004	3%

Express	$504	$518	(3%)	$1,431	$1,449	(1%)
Limited Stores	159	158	1%	437	456	(4%)

Total apparel businesses	$663	$676	(2%)	$1,868	$1,905	(2%)

Other (a)	$130	$105	24%	$346	$266	30%

Total net sales	$1,847	$1,768	4%	$5,703	$5,479	4%

Segment Operating Income (millions):
Victoria’s Secret	$85	$57	49%	$371	$303	22%
Bath & Body Works	5	2	150%	73	61	20%
Apparel	(9)	(3)	(200%)	3	35	(91%)
Other (a)	(39)	(39)	0%	(125)	(115)	(9%)

Sub-total	$42	$17	147%	$322	$284	13%
Special item (b)	—	—	—	—	(34)	N/M

Total operating income	$42	$17	147%	$322	$250	29%

N/M	– not meaningful
(a)	Other includes Corporate, Mast third party sales and Henri Bendel.
(b)	Represents a non-cash charge for the exchange of vested stock awards related to the IBI recombination.

	Third Quarter		Year-to-Date
	2003	2002	2003	2002
Comparable Store Sales (a):
Victoria’s Secret	5%	8%	4%	7%

Bath & Body Works	3%	(1%)	2%	(4%)

Express	(2%)	1%	(1%)	4%
Limited Stores	0%	10%	(3%)	11%

Total apparel businesses	(2%)	3%	(1%)	6%

Henri Bendel	13%	17%	6%	7%

Total comparable store sales increase	2%	4%	1%	4%

	Third Quarter			Year-to-Date
	2003	2002	Change	2003	2002	Change
Segment Store Data:

Retail sales per average selling square foot:
Victoria’s Secret	$119	$112	6%	$381	$366	4%
Bath & Body Works	$90	$87	3%	$290	$285	2%
Apparel	$85	$83	2%	$235	$230	2%
Retail sales per average store (thousands):
Victoria’s Secret	$551	$508	8%	$1,765	$1,650	7%
Bath & Body Works	$197	$189	4%	$635	$616	3%
Apparel	$495	$477	4%	$1,374	$1,316	4%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,659	4,564	2%
Bath & Body Works	2,198	2,173	1%
Apparel	5,902	5,751	3%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,710	4,646	1%
Bath & Body Works	3,565	3,570	0%
Apparel	7,891	8,167	(3%)

(a)	A store is typically included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

Number of Stores:

	Third Quarter		Year-to-Date
	2003	2002	2003	2002
Victoria’s Secret
Beginning of period	1,008	1,009	1,014	1,002
Opened	5	15	7	30
Closed	(2)	(6)	(10)	(14)

End of period	1,011	1,018	1,011	1,018

Bath & Body Works
Beginning of period	1,623	1,629	1,639	1,615
Opened	3	21	5	47
Closed	(4)	(7)	(22)	(19)

End of period	1,622	1,643	1,622	1,643

Apparel
Beginning of period	1,340	1,413	1,382	1,474
Opened	5	12	6	17
Closed	(8)	(5)	(51)	(71)

End of period	1,337	1,420	1,337	1,420

	Number of Stores			Selling Sq. Ft. (thousands)
	November 1, 2003	November 2, 2002	Change	November 1, 2003	November 2, 2002	Change
Victoria’s Secret	1,011	1,018	(7)	4,710	4,646	64
Bath & Body Works	1,622	1,643	(21)	3,565	3,570	(5)
Express Women’s	582	637	(55)	3,654	4,011	(357)
Express Men’s	319	383	(64)	1,294	1,548	(254)
Express Dual Gender	90	41	49	806	411	395

Total Express	991	1,061	(70)	5,754	5,970	(216)
Limited Stores	346	359	(13)	2,137	2,197	(60)

Total apparel	1,337	1,420	(83)	7,891	8,167	(276)

Henri Bendel	1	1	—	35	35	—

Total stores and selling sq. ft.	3,971	4,082	(111)	16,201	16,418	(217)

Net Sales

Net sales for the third quarter of 2003 increased 4% to $1.847 billion from $1.768 billion for the third quarter of 2002. The increase in sales was driven by Victoria’s Secret, Bath & Body Works and Mast, partially offset by declines at the apparel businesses.

At Victoria’s Secret, net sales for the third quarter of 2003 increased 8% to $733.4 million from $677.5 million in 2002. The net sales increase was primarily driven by an increase in comparable store sales of 5% or $25.0 million and the net increase in sales associated with new, closed and non-comparable remodeled stores of $16.5 million. The increase in comparable store sales resulted from continued sales growth in the bra category driven by the Very Sexy and Angels sub-brands as well as sales growth in the panty category driven by the Angels and Body by Victoria sub-brands. Growth in the beauty category was driven by the fall launch of the Breathless fine fragrance and the continued success of the Very Sexy for Her fine fragrance. New scents within the Garden product line also drove sales growth. Net sales at Victoria’s Secret Direct increased 9% or $14.4 million driven by sales growth in the bra, panty and clothing categories.

At Bath & Body Works, net sales for the third quarter of 2003 increased 4% to $320.3 million from $309.3 million for the third quarter of 2002. The net sales increase was driven by an increase in comparable store sales of 3% or $7.7 million and an increase in sales associated with new, closed and non-comparable remodeled stores of $3.3 million. The increase in comparable store sales was primarily driven by sales growth in the home fragrance category, giftsets and through incremental direct mail promotional campaigns. Net sales of the core bath products line were flat to last year.

At the apparel businesses, net sales for the third quarter of 2003 decreased 2% to $663.2 million from $675.4 million in 2002. The net sales decline was due to the comparable store sales decrease of 2% or $9.2 million and the net decrease in sales associated with closed, new and non-comparable remodeled stores of $3.0 million. Comparable store sales at Express decreased 2% or $9.7 million driven primarily by the women’s business, where declines in sweaters, skirts and denim were only partially offset by growth in knit tops and pants. Comparable stores sales at Limited Stores were flat for the quarter. Sales growth in tops, sweaters and pants were substantially offset by a decline in outerwear, dresses and accessories. In addition, during the third quarter of 2003 the Company changed the promotional cadence at the apparel businesses, shifting from storewide percentage off direct mail and coupon activity to key item promotions and a clearance sale that occurred in late September.

The net sales increase at Mast was primarily driven by sales to Lerner, which became a third party customer upon its disposition in November 2002.

Year-to-date net sales increased 4% to $5.703 billion from $5.479 billion in 2002. The increase in sales was driven by Victoria’s Secret, Bath & Body Works and Mast, partially offset by declines at the apparel businesses.

At Victoria’s Secret, year-to-date net sales increased 7% to $2.454 billion from $2.304 billion in 2002. The increase was driven by an increase in comparable store sales of 4% or $63.3 million and the net increase in sales associated with new, closed and non-comparable remodeled stores of $57.5 million. The increase in comparable store sales was driven primarily by sales increases in the bra, panty and beauty categories. Net sales at Victoria’s Secret Direct increased 5% or $29.2 million driven by sales increases in the panty, sleepwear and accessory categories.

At Bath & Body Works, year-to-date net sales increased 3% to $1.035 billion from $1.004 billion in 2002. The increase was driven by the net increase in sales associated with new, closed and non-comparable remodeled stores of $15.7 million and an increase in comparable store sales of 2% or $15.4 million. The increase in comparable store sales was driven by increases in the True Blue Spa product line, giftsets and the home fragrance category, partially offset by sales declines in the core bath products line, primarily in the first quarter of 2003.

At the apparel businesses, net sales for the first three quarters of 2003 decreased 2% to $1.868 billion from $1.905 billion in 2002. The decline resulted primarily from a decrease in comparable store sales of 1% or $25.5 million and the net decrease in sales associated with closed, new and non-comparable remodeled stores of $11.3 million. The decrease in comparable store sales at Express of 1% or $14.1 million in the first three quarters of 2003 was driven primarily by declines in sweaters, woven pants and denim in the women’s business. Comparable store sales at Limited Stores decreased 3% or $11.4 million driven by declines in outerwear, dresses and accessories that more than offset sales growth in tops, sweaters and wear to work pants.

The net sales increase at Mast was primarily driven by sales to Lerner, which became a third party customer upon its disposition in November 2002.

Gross Income

For the third quarter of 2003, the gross income rate (expressed as a percentage of net sales) increased to 32.2% from 31.9% for the same period in 2002. A slight decline in the merchandise margin rate was more than offset by leverage in buying and occupancy expense.

The increase in the gross income rate at Victoria’s Secret was primarily the result of a decrease in the buying and occupancy expense rate and an increase in the merchandise margin rate. The decrease in the buying and occupancy expense rate resulted from the ability to achieve leverage on a comparable store sales increase of 5%. The increase in the merchandise margin rate is primarily the result of higher initial mark-ups at Victoria’s Secret Direct. The gross income rate at Bath & Body Works increased over last year primarily due to a decrease in the buying and occupancy expense rate driven by leverage achieved on a comparable store sales increase of 3%.

The apparel businesses’ gross income rate was about flat to last year. Improvements in the merchandise margin rate and buying and occupancy expense rate at Limited Stores were substantially offset by declines at Express. In addition, the gross income rate at Mast declined due primarily to a decrease in joint venture income resulting from the sale of certain joint ventures since last year and to transition costs associated with the home office relocation to Columbus, Ohio.

The year-to-date gross income rate decreased to 33.5% from 33.9% in 2002. The decrease in the gross income rate was primarily driven by Express and Mast, partially offset by increases at Victoria’s Secret and Bath & Body Works. The decrease at Express was primarily driven by higher promotional activity and markdowns and the inability to leverage buying and occupancy costs on a comparable store sales decrease of 1%. The decrease in the gross income rate at Mast was driven primarily by a decrease in joint venture income resulting from the sale of certain joint ventures since last year and to transition costs associated with the home office relocation to Columbus, Ohio. These declines in the gross income rate were partially offset by leverage on buying and occupancy costs at Victoria’s Secret and Bath & Body Works on comparable store sales increases of 4% and 2%, respectively.

General, Administrative and Store Operating Expenses

For the third quarter of 2003, the general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 30.0% from 30.9% last year. The rate improvement was driven by expense leverage on store selling costs primarily at Bath & Body Works and Victoria’s Secret.

The year-to-date general, administrative and store operating expense rate decreased to 27.8% from 28.7% in 2002 primarily due to expense leverage on store selling costs at Bath & Body Works and Victoria’s Secret as well as a decrease in incentive compensation.

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

Operating Income

The operating income rate in the third quarter of 2003 (expressed as a percentage of net sales) increased to 2.3% from 1.0% in 2002. The increase was primarily the result of a 0.9% decrease in the general, administrative and store operating expense rate and a 0.3% increase in the gross income rate.

The year-to-date operating income rate increased to 5.6% from 4.6% in 2002. Excluding the special item in 2002, the operating income rate was about flat to last year as an improvement in the general, administrative and store operating expense rate was partially offset by a decline in the gross income rate.

Interest Expense

	Third Quarter		Year-to-Date
	2003	2002	2003	2002
Average borrowings (millions)	$650.0	$250.0	$705.1	$305.5
Average effective interest rate	6.68%	7.57%	6.69%	7.58%

The Company incurred $11.7 million in interest expense for the third quarter of 2003 compared to $6.4 million for the same period in 2002. The increase in interest expense was primarily due to an increase in average daily borrowings, partially offset by a decrease in average borrowing rates.

Year-to-date interest expense increased to $50.1 million in 2003 from $21.8 million in 2002. The increase was primarily due to costs of $13 million associated with the retirement of the Company’s $250 million 7 1/2% notes due in 2023, which included the payment of a call premium and the write-off of unamortized discounts and fees. An increase in average daily borrowings, partially offset by a decrease in average borrowing rates, also contributed to the overall increase in interest expense.

Other Non-operating Items

For the third quarter of 2003, interest income increased to $36.8 million from $5.7 million in 2002. The increase primarily relates to an interest refund of $30.1 million from a tax settlement (see Note 10 to the Consolidated Financial Statements (Unaudited)). Year-to-date interest income increased to $54.1 million from $19.7 million in 2002 primarily due to the interest refund described above.

For the third quarter of 2003, other income (loss) was $5.1 million compared to ($1.1) million for the third quarter of 2002. The increase in other income compared to the prior year third quarter primarily relates to a $6.9 million gain from the sale of the Structure trademark to a third party. Year-to-date other income (loss) was ($2.5) million compared to ($3.7) million in 2002. Excluding the gain on the Structure trademark, the loss in 2003 was driven by a $6.9 million loss on the sale of certain Mast joint ventures in the first quarter of 2003.

Gain on Investee’s Stock

During the first quarter of 2003, the Company recognized a pretax gain of $79.7 million resulting from the sale of approximately one-half of its ownership in ADS in a secondary offering. During the third quarter of 2003, the Company sold its remaining interest in ADS resulting in a pretax gain of $128.4 million. Prior to the third quarter sale, the Company’s ownership interest in ADS was approximately 10% and was accounted for using the equity method.

Adjusted Data

The adjusted income information provides non-GAAP financial measures and gives effect to certain significant transactions and events that impact the comparability of the Company’s results in 2003 and 2002. The following table adjusts net income for such transactions and events (as described below) to determine the adjusted results, and reconciles the adjusted results to net income reported in accordance with accounting principles generally accepted in the United States of America.

The gain on investee’s stock in 2003 resulted from transactions that do not relate to the performance of the Company’s core business. The IBI recombination and sale of Lerner are transactions that occurred in prior periods and, therefore, affect the comparability of current period results and also do not relate to the core performance of the Company’s business.

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

Reconciliation of Adjusted Income Information (thousands except per share amounts):

	Thirteen Weeks Ended
	November 1, 2003				November 2, 2002
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Net sales	$1,846,770	—		$1,846,770	$1,767,565	—		$1,767,565

Gross income	595,453	—		595,453	564,156	—		564,156

General, administrative and store operating expenses	(553,281)	—		(553,281)	(546,808)	—		(546,808)

Operating income	42,172	—		42,172	17,348	—		17,348
Interest expense	(11,690)	—		(11,690)	(6,443)	—		(6,443)
Interest income	36,776	—		36,776	5,728	$1,875	(B)	7,603
Other income (loss)	5,060	—		5,060	(1,123)	—		(1,123)
Gain on investees’ stock	128,356	$(128,356	)(A)	—	6,124	(6,124	)(A)	—

Income from continuing operations before income taxes	200,674	(128,356)		72,318	21,634	(4,249)		17,385
Provision for income taxes	71,000	(43,000)		28,000	8,000	(1,000)		7,000

Net income from continuing operations	129,674	(85,356)		44,318	13,634	(3,249)		10,385
Income from discontinued operations, net of tax	—	—		—	2,141	(2,141	)(B)	—

Net income	$129,674	$(85,356)		$44,318	$15,775	$(5,390)		$10,385

Income per diluted share:
Continuing operations	$0.25			$0.08	$0.03			$0.02
Discontinued operations	—			—	—			—

Net income per diluted share	$0.25			$0.08	$0.03			$0.02

Weighted average shares outstanding	524,380			524,380	531,209			531,209

See Notes to Reconciliation of Adjusted Income Information on next page.

	Thirty-nine Weeks Ended
	November 1, 2003				November 2, 2002
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Net sales	$5,703,173	—		$5,703,173	$5,478,688	—		$5,478,688

Gross income	1,909,740	—		1,909,740	1,858,785	—		1,858,785

General, administrative and store operating expenses	(1,588,150)	—		(1,588,150)	(1,574,621)	—		(1,574,621)
Special item	—	—		—	(33,808)	$33,808	(C)	—

Operating income	321,590	—		321,590	250,356	33,808		284,164
Interest expense	(50,085)	—		(50,085)	(21,828)	—		(21,828)
Interest income	54,117	—		54,117	19,668	5,625	(B)	25,293
Other loss	(2,501)	—		(2,501)	(3,734)	—		(3,734)
Minority interest	—	—		—	(6,063)	6,063	(D)	—
Gain on investees’ stock	208,042	$(208,042	)(A)	—	6,124	(6,124	)(A)	—

Income from continuing operations	531,163	(208,042)		323,121	244,523	39,372		283,895
Provision for income taxes	202,000	(75,000)		127,000	105,000	8,000		113,000

Net income from continuing operations	329,163	(133,042)		196,121	139,523	31,372		170,895
Income from discontinued operations, net of tax	—	—		—	9,357	(9,357	)(B)	—

Net income	$329,163	$(133,042)		$196,121	$148,880	$22,015		$170,895

Income per diluted share:
Continuing operations	$0.63			$0.37	$0.27			$0.32
Discontinued operations	—			—	0.02			—

Net income per diluted share	$0.63			$0.37	$0.29			$0.32

Weighted average shares outstanding	525,920	—		525,920	518,392	15,758	(D)	534,150

Notes to Reconciliation of Adjusted Income Information:

(A)	Gain on investees’ stock (see Note 6 to the Consolidated Financial Statements):
—	The 2003 adjusted results exclude a $208.0 million pretax, non-operating gain resulting from the sale of the Company’s investment in Alliance Data Systems Corporation, $128.4 million of which was recognized in the third quarter.
—	The 2002 adjusted results exclude a $6.1 million pretax, non-operating gain resulting from the sale of Charming Shoppes, Inc. common stock.
(B)	Excluded business:

As a result of its sale on November 27, 2002, Lerner’s results have been reflected in discontinued operations and were excluded in determining adjusted results for 2002 (see Note 4 to the Consolidated Financial Statements). In addition, the adjusted results reflect the addition of interest income on the $75 million note received from Lerner, which would have been earned in 2002 had the business been sold at the beginning of 2002.

(C)	Special item (see Note 5 to the Consolidated Financial Statements):

The 2002 adjusted results exclude a $33.8 million non-cash charge for vested stock awards related to the IBI recombination.

(D)	Offer and merger:

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

A summary of the Company’s working capital position and capitalization follows (millions):

	November 1, 2003	February 1, 2003	November 2, 2002
Working capital	$2,628	$2,347	$1,613

Capitalization:
Long-term debt	$648	$547	$248
Shareholders’ equity	4,910	4,860	4,526

Total capitalization	$5,558	$5,407	$4,774

Additional amounts available under credit agreements	$1,250	$1,250	$1,250

The Company’s operations are seasonal in nature, leading to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods. Consequently, the Company believes the most meaningful analysis of operating cash flows is one that compares the current interim period changes to the prior interim period changes.

Net cash used for operating activities was $151.7 million for the thirty-nine weeks ended November 1, 2003 versus $128.5 million used for operating activities for the same period in 2002. The primary differences in cash used for operating activities were changes in working capital, partially offset by a decrease in income taxes paid. The cash used for income taxes was higher in 2002 versus the same period in 2003 due to increased pretax income in 2001 which includes the gain from the sale of Lane Bryant.

In 2003, investing activities primarily included $232.1 million in capital expenditures, partially offset by cash inflows of $130.7 million from the sale of approximately one-half of the Company’s investment in ADS. Investing activities in 2002 primarily included capital expenditures of $242.8 million and cash inflows of $65.4 million from the sale of Charming Shoppes stock, $34.1 million from the sale of joint ventures and the collection of a long-term note receivable.

Financing activities in 2003 consisted of the issuance of $350 million in long-term debt, which was more than offset by the redemption of $250 million in debentures, quarterly dividend payments of $0.10 per share or $156.3 million and the repurchase of 9.9 million shares of common stock for $150.0 million. Financing activities in 2002 included the repayment of $150 million in long-term debt and quarterly dividend payments of $0.075 per share or $110.8 million, partially offset by proceeds from the exercise of stock options.

In the second quarter of 2003, the Company filed a shelf registration statement, under which up to $500 million of debt securities, common and preferred stock, and other securities may be issued. To date, no securities have been issued under this registration statement.

On October 8, 2003, the Board of Directors of the Company authorized the repurchase of an additional $100 million of the Company’s common stock. To date, the Company had not executed any share repurchases under this program.

Capital Expenditures

Capital expenditures amounted to $232.1 million for the thirty-nine weeks ended November 1, 2003 compared to $242.8 million for the same period in 2002. The Company anticipates capital spending to be approximately $310 million in 2003, the majority of which will be for the remodeling of and improvements to existing stores and for new stores. Remaining capital expenditures are primarily related to information technology and distribution center projects. The Company expects that 2003 capital expenditures will be funded principally by net cash provided by operating activities.

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

•	Inventories—Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. The Company records a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. Inventory valuation at the end of the first and third quarters reflects adjustments for estimated inventory markdowns for the spring (the first and second quarters) and fall (the third and fourth quarters) selling seasons. If actual future demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected. Other significant estimates related to inventory include shrink and obsolete and excess inventory which are also based on historical results and management’s operating projections.

•	Valuation of Long-Lived Assets and Goodwill—Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Trademarks are reviewed for impairment annually by comparing the fair value to the carrying value. Goodwill is reviewed annually for impairment by comparing each reporting unit’s carrying value to its fair value. Factors used in the valuation of long-lived assets, trademarks and goodwill include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If future economic conditions are different than those projected by management, additional impairment charges may be required.

•	Claims and Contingencies—The Company is subject to various claims and contingencies related to lawsuits, income taxes, insurance, regulatory and other matters arising out of the normal course of business. The Company’s determination of the treatment of claims and contingencies in the financial statements is based on management’s view of the expected outcome of the applicable claim or contingency. The Company consults with legal counsel on matters related to litigation and regulatory matters and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company accrues a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, disclosure of a material claim or contingency is made in the notes to the financial statements.

•	Revenue Recognition—While the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes revenue upon customer receipt of the merchandise and provides a reserve for projected merchandise returns based on prior experience.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of November 1, 2003 has not significantly changed since February 1, 2003. Information regarding the Company’s financial instruments and market risk as of February 1, 2003 is disclosed in the Company’s 2002 Annual Report on Form 10-K.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART	II—OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s board of directors and the Company, as nominal defendant. The actions thereafter were consolidated. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the “Contingent Stock Redemption Agreement”) constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a “wasteful transaction in its own right.” On February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the “amended complaint”), which made allegations similar to the first complaint but added allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000 and oral argument was heard on March 28, 2001. On March 27, 2002, the Court granted the motion in part and denied the motion in part. On May 10, 2002, the Company’s board of directors appointed a special litigation committee composed of directors Donald B. Shackelford and Raymond Zimmerman and granted that committee the authority to investigate the claims asserted in the amended complaint and to determine the Company’s response to them. On October 31, 2002, the special litigation committee (“SLC”) filed a motion on behalf of the Company to dismiss the action on the basis that pursuit of the claims was not in the best interests of the Company. The individual defendants also filed motions to dismiss on the basis of the Company’s motion. On August 14, 2003, the SLC submitted a brief in support of its motion to dismiss the action. On October 15, 2003, plaintiffs submitted a brief in opposition to that motion. Counsel for the SLC has indicated that it will be filing a reply brief. After the motion is fully submitted, the Court is expected to schedule oral argument.

Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Accountants.

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.	Section 906 Certification (by CEO and CFO)

(b)	Reports on Form 8-K.

1.	Form 8-K dated August 21, 2003: The Company issued a press release setting forth its second quarter 2003 earnings (1)

(1)	This Report on Form 8-K was furnished pursuant to Item 12

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC. (Registrant)

By:	/s/ V. ANN HAILEY
V. Ann Hailey Executive Vice President and Chief Financial Officer*

Date:  December 15, 2003

*	Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.