Form 10-K
period 2004-01-31
LIMITED BRANDS INC
filed 2004-04-14
CIK 701985

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the fiscal year ended January 31, 2004

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $7,642,809,090.

Number of shares outstanding of the registrant’s Common Stock as of April 2, 2004: 471,268,675.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s annual report to shareholders for the fiscal year ended January 31, 2004 are incorporated by reference into Part I, Part II and Part IV, and portions of the registrant’s proxy statement for the Annual Meeting of Shareholders scheduled for May 17, 2004 are incorporated by reference into Part III.

The Exhibit Index is located on page 17 hereof.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Annual Report on Form 10-K (“Report”) or otherwise made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential,” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by the Company or management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company’s products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production; and risks associated with the possible lack of availability of suitable store locations on appropriate terms. See Exhibit 99.1 for a more complete discussion of these and other factors that might affect the Company’s performance and financial results. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I

ITEM 1.	BUSINESS.

GENERAL.

Limited Brands, Inc., a Delaware corporation (including its subsidiaries, the “Company”), sells women’s intimate apparel, personal care products and women’s and men’s apparel under various trade names through its specialty retail stores and direct response (catalogue and e-commerce) businesses. Merchandise is targeted to appeal to customers in various market segments that have distinctive consumer characteristics.

DESCRIPTION OF OPERATIONS.

General.

As of January 31, 2004, the Company conducted its business in three primary segments: (1) Victoria’s Secret, which derives its revenues from sales of women’s intimate and other apparel, personal care products and accessories marketed under the Victoria’s Secret brand name and sold through its stores and direct response (catalogue and e-commerce) businesses; (2) Bath & Body Works, which derives its revenues from the sale of personal care products and accessories and home fragrance products marketed under the Bath & Body Works and White Barn Candle Company brand names; and (3) the Apparel segment, which derives its revenues from the sale of women’s and men’s apparel through Express and Limited Stores.

The following chart reflects the retail businesses and the number of stores in operation for each segment at January 31, 2004 and February 1, 2003.

RETAIL BUSINESSES

	NUMBER OF STORES
	January 31, 2004	February 1, 2003
Victoria’s Secret Stores	1,009	1,014
Bath & Body Works	1,604	1,639
Apparel Businesses
Express Women’s	562	624
Express Men’s	290	358
Express Dual Gender	104	49

Total Express	956	1,031
Limited Stores	341	351

Total apparel businesses	1,297	1,382
Henri Bendel	1	1

Total	3,911	4,036

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal Year	Beginning of Year	Acquired	Opened	Closed	Disposed Businesses	End of Year
1999	5,382	—	295	(301)	(a) (353)	5,023
2000	5,023	—	330	(224)	—	5,129
2001	5,129	—	275	(137)	(b) (653)	4,614
2002	4,614	—	108	(174)	(c) (512)	4,036
2003	4,036	—	24	(149)	—	3,911

(a)	Represents 18 Galyan’s Trading Co. stores at August 31, 1999 (the date of the third party purchase of a 60% majority interest in Galyan’s Trading Co.) and 335 Limited Too stores at the August 23, 1999 spin-off.
(b)	Represents Lane Bryant stores at August 16, 2001, the date of sale to a third party.
(c)	Represents Lerner stores at November 27, 2002, the date of sale to a third party.

The Company also owns Mast Industries, Inc. (“Mast”), a contract manufacturer and apparel importer which purchases merchandise on behalf of the Company and certain third parties. During fiscal year 2003, approximately 35% of the Company’s merchandise purchases were sourced through Mast. Mast had external sales of $445 million in 2003. Mast’s operating results are included in the Other segment. For additional information, see Note 14 to the Consolidated Financial Statements in the Company’s 2003 Annual Report, incorporated herein by reference.

During fiscal year 2003, the Company purchased merchandise from over 1,000 suppliers located throughout the world. In addition to purchases through Mast, the Company purchases merchandise directly in foreign markets and in the domestic market, some of which is manufactured overseas. The Company purchased approximately 10% of its merchandise from a single supplier, the loss of which would not have a material adverse effect on the Company’s ability to source its products.

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

The Company’s operations are seasonal in nature and consist of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of net sales in 2003, 2002 and 2001. Accordingly, cash requirements are highest in the third quarter as the Company’s inventory builds in advance of the holiday season.

Merchandise sales are paid for with cash, by personal check, and with credit and debit cards issued by third parties.

The Company offers its customers a return policy stated as “No Sale is Ever Final.” The Company believes that certain of its competitors offer similar service policies.

The Company and its products are subject to regulation by various Federal, state, local and international regulatory authorities. Our apparel business is subject to a variety of customs regulations and international trade arrangements. The existing apparel quota system is scheduled to be eliminated as of January 1, 2005, but other trade restrictions remain in place and new ones may be imposed. The Company is unable to predict the effect such changes may have on its business, financial condition, or results of operations.

The following is a brief description of each of the Company’s Brand businesses, including their respective target markets.

VICTORIA’S SECRET

Victoria’s Secret Stores—is a leading specialty retailer of women’s intimate apparel and related products. Victoria’s Secret Stores had net sales of $2.822 billion in 2003 and operated 1,009 stores nationwide.

Victoria’s Secret Beauty—is a leading specialty retailer of high quality beauty products. Victoria’s Secret Beauty had net sales of $512 million in 2003 and operated 87 stand-alone stores, 414 side-by-side locations and niches within Victoria’s Secret lingerie stores. Victoria’s Secret Beauty stores and sales are consolidated within Victoria’s Secret Stores in the preceding paragraph and in the 2003 Annual Report.

Victoria’s Secret Direct—is a leading catalogue and e-commerce retailer of women’s intimate and other apparel. Through its web site, www.VictoriasSecret.com, certain of its products may be purchased worldwide. Victoria’s Secret Direct mailed approximately 394 million catalogues and had net sales of $995 million in 2003.

BATH & BODY WORKS

Bath & Body Works—is a leading specialty retailer of personal care products. Launched in 1990, Bath & Body Works, which also operates the White Barn Candle Company, had net sales of $1.934 billion in 2003 and operated 1,604 stores nationwide.

APPAREL BUSINESSES

Express—is a modern fashion leader for women’s and men’s apparel, sportswear and accessories. Express’ strategy is to offer cutting edge style for the casual, professional and urban customer. Express, which includes the results of Express Men’s, had net sales of $2.071 billion in 2003 and operated 956 stores nationwide.

Limited Stores—is a mall-based specialty store retailer. Limited Stores’ strategy is to focus on sophisticated sportswear for modern American women. Founded in 1963, Limited Stores had net sales of $626 million in 2003 and operated 341 stores nationwide.

OTHER

Henri Bendel—operates a single specialty store in New York City which features fashions for sophisticated, higher-income women. The business had net sales of $41 million in 2003.

Additional information about the Company’s business, including its revenues and profits for the last three years and selling square footage, is set forth under the caption “Management’s Discussion and Analysis” of the 2003 Annual Report and is incorporated herein by reference. For the financial results of the Company’s reportable operating segments, see Note 14 of the Notes to the Consolidated Financial Statements included in the 2003 Annual Report, incorporated herein by reference.

COMPETITION.

The sale of intimate and other apparel and personal care products through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. Brand image, marketing, fashion design, price, service, fashion selection and quality are the principal competitive factors in retail store sales. The Company’s direct response business competes with numerous national and regional catalogue and e-commerce merchandisers. Image presentation, fulfillment and the factors in retail store sales discussed above are the principal competitive factors in catalogue and e-commerce sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling apparel and personal care products through retail stores, catalogues and e-commerce.

ASSOCIATE RELATIONS.

On January 31, 2004, the Company employed approximately 111,100 associates, 86,800 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

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

The Company’s business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York City, New York; Kettering, Ohio; Rio Rancho, New Mexico; Paramus, New Jersey and Hong Kong. The Company also operates small sourcing-related office facilities in various foreign locations.

The distribution and shipping facilities owned by the Company consist of seven buildings located in the Columbus, Ohio area. These buildings, including attached office space, comprise approximately 6.1 million square feet.

Substantially all of the retail stores operated by the Company are located in leased facilities, primarily in malls and shopping centers throughout the continental United States. A substantial portion of these lease commitments consist of store leases generally with an initial term of ten years. The leases expire at various dates between 2004 and 2020.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations are supplied by the tenant. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business.

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s board of directors and the Company, as nominal defendant. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the “Contingent Stock Redemption Agreement”) constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a “wasteful transaction in its own right.” On February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the “amended complaint”), which made allegations similar to the first complaint but added allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000 and, on March 27, 2002, the Court granted the motion in part and denied the motion in part. On May 10, 2002, the Company’s board of directors appointed a special litigation committee composed of directors Donald B. Shackelford and Raymond Zimmerman and granted that committee the authority to investigate the claims asserted in the amended complaint and to determine the Company’s response to them. On October 31, 2002, the special litigation committee (“SLC”) filed a motion on behalf of the Company to dismiss the action on the basis that pursuit of the claims was not in the best interests of the Company. On February 25, 2004, the parties agreed to a settlement of the litigation. Under the terms of the settlement, Mr. Wexner, his immediate family members and affiliated entities have agreed not to tender any shares in the issuer tender offer commenced by the Company on February 27, 2004 and not to sell any shares of Limited Brands common stock for a period commencing February 25, 2004 and ending six months after completion of the tender offer. In addition, Mr. Wexner agreed to contribute to the Company an amount equal to one half of plaintiffs’ counsel fees and expenses awarded by the Court, with Mr. Wexner to contribute more than one half to the extent necessary to limit the Company’s contribution to $3,000,000. Such contribution may be effected through the forfeiture of stock options, the payment of cash or other consideration. The Company, Mr. Wexner and the other defendants have agreed not to object to aggregate plaintiffs’ counsel fees and expenses of up to $10,000,000. The settlement is subject to several conditions, including approval by the Delaware Court of Chancery.

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

Leslie H. Wexner, 66, has been Chairman of the Board of Directors of the Company for more than twenty years and its Chief Executive Officer since he founded the Company in 1963.

Leonard A. Schlesinger, 51, has been a member of the Board of Directors of the Company since 1996 and became Vice Chairman and Chief Operating Officer of the Company in February 2003. Mr. Schlesinger was Executive Vice President and Chief Operating Officer from March 2001 until February 2003 and Executive Vice President, Organization, Leadership and Human Resources from October 1999 until March 2001. Mr. Schlesinger was a Professor of Sociology and Public Policy and Senior Vice President for Development at Brown University from 1998 to 1999. He was also the George F. Baker, Jr. Professor of Business Administration at Harvard Business School from 1988 to 1998.

V. Ann Hailey, 53, was appointed to the Board of Directors of the Company on March 1, 2001 and has been Executive Vice President and Chief Financial Officer of the Company since August 1997.

Daniel P. Finkelman, 48, has been Senior Vice President, Brand and Business Planning since March 2001. Mr. Finkelman and the Company originally entered into an employment agreement in 1998, which was amended in 2003. The initial term of the agreement is six years, with automatic one-year extensions thereafter unless either party gives written notice to the contrary. The Company and Mr. Finkelman have agreed that his employment agreement will not be extended. Prior to joining the Company, Mr. Finkelman was Executive Vice President of Marketing for Cardinal Health. Mr. Finkelman also spent thirteen years as a consultant with McKinsey & Company, most recently as Principal and co-leader of the firm’s Marketing Practice.

Mark A. Giresi, 46, has been Senior Vice President, Chief Stores Officer since December 2001. Mr. Giresi was Vice President, Store Operations from February 2000 until December 2001. Prior to joining the Company, Mr. Giresi was Senior Vice President of U.S. Franchise Operations and Development at Burger King Corporation. Previously he held the position of Worldwide General Counsel and Secretary for Burger King Corporation.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Information regarding markets in which the Company’s common stock was traded during fiscal years 2003 and 2002, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company’s common stock for the fiscal years 2003 and 2002 is set forth under the caption “Market Price and Dividend Information” on page 83 of the 2003 Annual Report and is incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption “Financial Summary” on page 30 of the 2003 Annual Report and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations is set forth under the caption “Management’s Discussion and Analysis” on pages 31 through 57 of the 2003 Annual Report and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth on pages 54 and 78 of the 2003 Annual Report and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Auditors relating to the Consolidated Financial Statements of the Company and subsidiaries as of and for the year ended January 31, 2004 are set forth in the 2003 Annual Report and are incorporated herein by reference.

The Report of Independent Accountants relating to the Consolidated Financial Statements of the Company and subsidiaries as of February 1, 2003 and for each of the two years in the period ended February 1, 2003 is included herein under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On January 30, 2003, the Audit Committee of the Board of Directors of the Company decided to request proposals from each of the four largest accounting firms including PricewaterhouseCoopers (“PwC”) to evaluate their capabilities in connection with retaining a firm to conduct the independent audit of the Company’s financial statements for the year ended January 31, 2004.

On February 26, 2003, PwC informed the Company that it would decline to stand for reelection by the Audit Committee as the Company’s independent auditors and, therefore, would not be responding to the Company’s invitation to submit a proposal related to the fiscal year ending January 31, 2004.

On April 7, 2003, the Company announced that the Audit Committee of its Board of Directors had appointed Ernst & Young LLP as its independent auditor for the year ending January 31, 2004.

The Company has had no disagreements with Ernst & Young LLP or PwC on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in internal controls. There were no changes in our internal control over financial reporting identified in connection with our evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions “ELECTION OF DIRECTORS—Nominees and directors”, “—Director Independence”, “—Information concerning the Board of Directors”, “—Committees of the Board of Directors”, “—Communications with the Board”, “—Attendance at Annual Meetings”, “—Code of Ethics” , “—Copies of the Company’s Code of Ethics, Corporate Governance Principles and Committee Charters” and “—Security ownership of directors and management” on pages 3 through 9 of the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “EXECUTIVE COMPENSATION—Section 16(a) beneficial ownership reporting compliance” on page 21 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption “EXECUTIVE COMPENSATION” on pages 17 through 21 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions “ELECTION OF DIRECTORS—Security ownership of directors and management” on pages 8 and 9 of the Proxy Statement and “SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS” on page 26 of the Proxy Statement and is incorporated herein by reference.

Information regarding equity compensation plans approved and not approved by security holders is set forth under the captions “EXECUTIVE COMPENSATION—Stock Options” in the table entitled “Equity Compensation Plan Information” on page 19 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the caption “ELECTION OF DIRECTORS—Nominees and directors” on pages 3 through 5 and “—Certain relationships and related transactions” on page 9 of the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding principal accounting fees and services is set forth under the captions “INDEPENDENT PUBLIC ACCOUNTANTS—Audit fees”, “—Audit related fees”, “—Tax fees”, “—All other fees” and “Pre-Approval Policies and Procedures” on pages 28 through 29 of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)	List of Financial Statements.

The following consolidated financial statements of Limited Brands, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

Consolidated Statements of Income for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Consolidated Statements of Cash Flows for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002.

Notes to Consolidated Financial Statements.

Report of Independent Auditors relating to the Consolidated Financial Statements of the Company and subsidiaries as of and for the year ended January 31, 2004.

Report of Independent Accountants relating to the Consolidated Financial Statements of the Company and subsidiaries as of February 1, 2003 and for each of the two years in the period ended February 1, 2003:

To the Board of Directors & Shareholders of Limited Brands, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Limited Brands, Inc, and its subsidiaries at February 1, 2003, and the results of their operations and their cash flows for each of the two years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which changed the method of accounting for discontinued operations.

/s/    PricewaterhouseCoopers LLP

Columbus, Ohio

February 27, 2003

(a)(2)	List of Financial Statement Schedules.

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)(3)	List of Exhibits.

3.	Articles of Incorporation and Bylaws.

3.1	Certificate of Incorporation of the Company, dated March 8, 1982 incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

3.2	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987 incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

3.4	Certificate of Amendment of Certificate of Incorporation dated May 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

3.5	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

4.	Instruments Defining the Rights of Security Holders.

4.1	Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File no. 333-105484) dated May 22, 2003.

4.2	Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the “Commission”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the “1993 Form S-3”).

4.3	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

4.4	Five-year revolving credit agreement dated as of July 13, 2001 among the Company, The Chase Manhattan Bank and the lenders listed therein incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2001.

4.4	Copy of the form of Global Security representing the Company’s 6 1/8% Debentures due 2012, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated November 25, 2002.

4.5	Indenture dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (File no. 333-104633) dated April 18, 2003.

4.6	364-day revolving credit agreement dated as of June 27, 2003 among the Company, JPMorgan Chase Bank and the lenders listed therein incorporated by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).

10.2	The Limited Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.

10.5	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).

10.6	Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan incorporated by reference to the Intimate Brands, Inc. Proxy Statement dated April 14, 1997 (File No. 1-13814).

10.7	The 1997 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.

10.8	Limited Brands, Inc. (formerly The Limited, Inc.) 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.

10.9	Limited Brands, Inc. (formerly The Limited, Inc.) Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.

10.10	Agreement dated as of May 3, 1999 among Limited Brands, Inc. (formerly The Limited, Inc.), Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.11	The 1998 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.

10.12	Employment Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Daniel P. Finkelman dated as of July 27, 1998, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.13	Indemnification Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Daniel P. Finkelman dated as of September 4, 1996, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.14	Indemnification Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Mark A. Giresi dated December 10, 2001, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.

10.15	Employment Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Mark Giresi dated as of August 15, 2002, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

10.16	The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

10.17	Stock Purchase Agreement dated as of November 22, 2002 among NY & Co. Group, Inc., LFAS, Inc. and Limited Brands, Inc. related to the Purchase and Sale of 100% of the Common Stock of Lerner New York Holding Inc., incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

10.18	Employment Agreement by and between Limited Brands, Inc. and Leonard A. Schlesinger dated as of July 31, 2003, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.

10.19	Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.

10.20	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2003 Restatement) incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.

10.21	Amendment to Employment Agreement of Daniel P. Finkelman dated as of May 19, 2003 incorporated by reference to Exhibit (d)(2) to the Company’s Tender Offer Statement on Schedule TO (File no. 005-33912) dated February 27, 2004.

10.22	Amendment to Employment Agreement of Mark A. Giresi dated as of May 19, 2003 incorporated by reference to Exhibit (d)(4) to the Company’s Tender Offer Statement on Schedule TO (File no. 005-33912) dated February 27, 2004.

10.23	Employment Agreement by and between Limited Brands, Inc. and V. Ann Hailey dated as of January 2, 2004 incorporated by reference to Exhibit (d)(6) to the Company’s Tender Offer Statement on Schedule TO (File no. 005-33912) dated February 27, 2004.

13	Excerpts from the 2003 Annual Report to Shareholders including “Financial Summary,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Report of Independent Auditors” on pages 30 through 82.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

99.1	Cautionary Statements Relating to Forward-Looking Information.

(b) Reports on Form 8-K.

Form 8-K, dated November 20, 2003: The Company issued a press release setting forth its third quarter 2003 earnings.

(c) Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 15 above.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2004

LIMITED BRANDS, INC (registrant)

By	/s/ V. ANN HAILEY
V. Ann Hailey, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2004:

Signature	Title

/s/ LESLIE H. WEXNER* Leslie H. Wexner	Chairman of the Board of Directors and Chief Executive Officer

/s/ EUGENE M. FREEDMAN* Eugene M. Freedman	Director

/s/ E. GORDON GEE* E. Gordon Gee	Director

/s/ V. ANN HAILEY* V. Ann Hailey	Director

/s/ JAMES L. HESKETT* James L. Heskett	Director

/s/ DONNA JAMES* Donna James	Director

/s/ DAVID T. KOLLAT* David T. Kollat	Director

/s/ LEONARD A. SCHLESINGER* Leonard A. Schlesinger	Director

/s/ DONALD B. SHACKELFORD* Donald B. Shackelford	Director

/s/ ALLAN R. TESSLER* Allan R. Tessler	Director

/s/ ABIGAIL S. WEXNER* Abigail S. Wexner	Director

/s/ RAYMOND ZIMMERMAN* Raymond Zimmerman	Director

*The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/s/ V. ANN HAILEY
V. Ann Hailey Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

LIMITED BRANDS, INC.

(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

13	Excerpts from the 2003 Annual Report to Shareholders including “Financial Summary,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements and Notes to Consolidated Financial Statements” and “Report of Independent Auditors” on pages 30 through 82.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

99.1	Cautionary Statements Relating to Forward-Looking Information.