Form 10-Q
period 2004-05-01
LIMITED BRANDS INC
filed 2004-06-09
CIK 701985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 28, 2004
472,578,339 Shares

LIMITED BRANDS, INC.

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q (“Report”) or otherwise made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by the Company or management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company’s products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production; and risks associated with the possible lack of availability of suitable store locations on appropriate terms. Investors should read Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as well as the Company’s other filings with the Securities and Exchange Commission, for a more complete discussion of these and other factors that might affect the Company’s performance and financial results. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I— FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Net sales	$1,978,203	$1,842,297
Costs of goods sold, buying and occupancy	(1,302,549)	(1,230,234)

Gross income	675,654	612,063
General, administrative and store operating expenses	(556,282)	(503,012)

Operating income	119,372	109,051
Interest expense	(11,643)	(26,970)
Interest income	7,974	9,234
Other income (loss)	40,934	(8,471)
Gain on investee’s stock	—	79,686

Income before income taxes	156,637	162,530
Provision for income taxes	60,000	65,000

Net income	$96,637	$97,530

Net income per basic share	$0.19	$0.19

Net income per diluted share	$0.19	$0.19

Dividends per share	$0.12	$0.10

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	May 1, 2004	January 31, 2004	May 3, 2003
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$1,945,407	$3,130,347	$2,243,994
Accounts receivable	123,113	112,137	114,753
Inventories	1,003,173	943,426	955,187
Other	231,091	247,037	220,596

Total current assets	3,302,784	4,432,947	3,534,530
Property and equipment, net	1,471,349	1,460,331	1,485,329
Goodwill	1,310,868	1,310,868	1,310,868
Trade names and other intangible assets, net	439,365	440,990	445,716
Other assets	172,243	234,432	329,238

Total assets	$6,696,609	$7,879,568	$7,105,681

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$397,660	$427,740	$336,711
Accrued expenses	621,180	690,206	553,198
Income taxes	101,114	279,208	110,701

Total current liabilities	1,119,954	1,397,154	1,000,610
Deferred income taxes	148,451	134,351	118,992
Long-term debt	648,256	648,218	648,106
Other long-term liabilities	411,519	434,186	449,393
Shareholders’ equity:
Common stock	261,926	261,926	261,794
Paid-in capital	1,670,381	1,673,910	1,702,006
Retained earnings	3,450,735	3,416,878	2,952,012

	5,383,042	5,352,714	4,915,812
Less: treasury stock, at average cost	(1,014,613)	(87,055)	(27,232)

Total shareholders’ equity	4,368,429	5,265,659	4,888,580

Total liabilities and shareholders’ equity	$6,696,609	$7,879,568	$7,105,681

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Operating activities:
Net income	$96,637	$97,530
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	75,575	70,083
Gain from early collection of long-term note receivable	(24,857)	—
Gain on sale of third party warrants	(20,000)	—
Deferred income taxes	14,662	(5,430)
Stock compensation	(1,192)	7,817
Gain on sale of investee’s stock	—	(79,686)
Loss on sale of joint ventures	—	6,921
Debt extinguishment costs	—	5,594
Change in assets and liabilities:
Accounts receivable	(10,976)	31,095
Inventories	(59,747)	11,249
Accounts payable and accrued expenses	(71,543)	(152,345)
Income taxes payable	(167,233)	(85,641)
Other assets and liabilities	(1,897)	(10,951)

Net cash used for operating activities	(170,571)	(103,764)

Investing activities:
Capital expenditures	(101,039)	(63,554)
Collection of long-term note receivable	75,000	—
Proceeds from sale of third party warrants	20,000	—
Proceeds from sale of investee’s stock	—	130,673
Other investing activities	(4,158)	(3,886)

Net cash (used for) provided by investing activities	(10,197)	63,233

Financing activities:
Repurchase of common stock	(1,000,000)	(27,232)
Dividends paid	(62,374)	(52,356)
Repayment of long-term debt	—	(250,000)
Proceeds from issuance of long-term debt	—	350,000
Proceeds from exercise of stock options and other	58,202	2,595

Net cash (used for) provided by financing activities	(1,004,172)	23,007

Net decrease in cash and equivalents	(1,184,940)	(17,524)

Cash and equivalents, beginning of year	3,130,347	2,261,518

Cash and equivalents, end of period	$1,945,407	$2,243,994

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Limited Brands, Inc. (the “Company” or “Limited Brands”) sells women’s intimate apparel, personal care products and women’s and men’s apparel, under various trade names through its specialty retail stores and direct response (catalog and e-commerce) businesses.

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated entities over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company’s share of the net income or loss of unconsolidated entities is included in other income (loss).

The consolidated financial statements as of and for the thirteen week periods ended May 1, 2004 and May 3, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Shareholders’ Equity and Earnings Per Share

At May 1, 2004, one billion shares of $0.50 par value common stock were authorized, 523.9 million were issued and 472.3 million were outstanding. At January 31, 2004, 523.9 million shares were issued and 518.1 million were outstanding. At May 3, 2003, 523.6 million shares were issued and 521.4 million were outstanding. Ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

In April 2004, the Company completed a modified “Dutch Auction” tender offer under which the Company repurchased approximately 50.6 million shares of its outstanding common stock for $1 billion, or $19.75 per share. On May 17, 2004, the Board of Directors of the Company authorized the repurchase of an additional $100 million of the Company’s common stock.

In January 2003, the Board of Directors of the Company authorized the repurchase of $150 million of the Company’s common stock. During the first quarter of 2003, the Company repurchased approximately 2.1 million shares of its common stock at an average price per share of approximately $13.

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended
	May 1, 2004	May 3, 2003
Common shares issued	523,852	523,588
Treasury shares	(17,860)	(834)

Basic shares	505,992	522,754
Dilutive effect of stock options and restricted shares	9,447	4,278

Diluted shares	515,439	527,032

The quarterly computations of earnings per diluted share exclude options to purchase 1.7 million and 25.3 million shares of common stock for the thirteen weeks ended May 1, 2004 and May 3, 2003, respectively, because the options’ exercise prices were greater than the average market price of the common shares during the periods.

3. Stock-based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” establishes an alternative method of expense recognition for stock-based compensation awards based on fair values.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Thirteen Weeks Ended
(thousands except per share amounts)	May 1, 2004	May 3, 2003
Net income, as reported	$96,637	$97,530
(Deduct) add: Stock compensation (income) cost recorded, net of tax	(617)	5,000
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(8,655)	(10,013)

Pro forma net income	$87,365	$92,517

Earnings per basic share, as reported	$0.19	$0.19
Earnings per basic share, pro forma	$0.17	$0.18
Earnings per diluted share, as reported	$0.19	$0.19
Earnings per diluted share, pro forma	$0.17	$0.18

4. Other Income (Loss)

In March 2004, the Company recognized a $44.9 million gain resulting from (i) the early repayment of New York & Company’s (formerly Lerner) $75.0 million subordinated note held by the Company plus accrued interest of approximately $10 million (scheduled maturity was November 26, 2009) and (ii) New York & Company’s $20.0 million purchase of warrants representing approximately 13% of New York & Company’s common equity. The note and warrants were part of the consideration received by the Company for the sale of New York & Company in November 2002, and had a carrying value, including accrued interest, of $60.1 million.

In connection with the agreement to purchase the note and warrants, New York & Company has agreed to make an additional payment to the Company in either cash or a combination of cash and shares if (i) New York & Company completes an initial public offering pursuant to a registration statement filed on or before December 31, 2004 or is sold pursuant to an agreement entered into on or before December 31, 2004 and (ii) the implied equity value of New York & Company based upon one of the above transactions exceeds $156.8 million. The additional payment would be equal to 6.38% of the implied equity value in excess of $156.8 million and would result in the recognition of a non-operating gain by the Company at the time one of the above transactions is completed. On May 24, 2004, New York & Company filed an initial registration statement with the SEC in connection with a proposed initial public offering.

Other income (loss) in 2004 also included a $4.2 million loss which represents the Company’s share of net loss associated with its unconsolidated entities.

In 2003, other income (loss) was primarily comprised of a $6.9 million loss related to the sale of certain Mast joint ventures and a $1.8 million loss representing the Company’s share of net loss associated with its unconsolidated entities.

5. Gain on Investee’s Stock

During the first quarter of 2003, the Company sold approximately one-half of its ownership in Alliance Data Systems Corporation (“ADS”) for $130.7 million resulting in a pretax gain of $79.7 million. During the third quarter of 2003, the Company sold its remaining interest in ADS for $192.9 million resulting in a pretax gain of $128.4 million. Prior to the sale of ADS shares, the Company accounted for its investment using the equity method.

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

7. Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	May 1, 2004	January 31, 2004	May 3, 2002
Property and equipment, at cost	$3,765,453	$3,744,819	$3,702,411
Accumulated depreciation and amortization	(2,294,104)	(2,284,488)	(2,217,082)

Property and equipment, net	$1,471,349	$1,460,331	$1,485,329

8. Trade Names and Other Intangible Assets, Net

Intangible assets, not subject to amortization, represent trade names of $411.0 million as of May 1, 2004, January 31, 2004 and May 3, 2003.

Intellectual property assets and other intangibles, subject to amortization, were as follows (thousands):

	May 1, 2004	January 31, 2004	May 3, 2003
Gross carrying amount	$56,217	$56,117	$54,300
Accumulated amortization	(27,852)	(26,127)	(19,584)

Intellectual property assets and other intangible assets, net	$28,365	$29,990	$34,716

The estimated annual amortization expense for intangibles is approximately $8 million each year through 2006 and approximately $5 million in 2007, at which time intangible assets will be fully amortized.

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the thirteen weeks ended May 1, 2004 and May 3, 2003 approximated $212.3 million and $155.3 million, respectively. Income taxes payable included net current deferred tax liabilities of $70.3 million at May 1, 2004, $69.7 million at January 31, 2004 and $56.4 million at May 3, 2003.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Internal Revenue Service (“IRS”) has assessed the Company for additional taxes and interest for the years 1992 to 1998 relating to the undistributed earnings of foreign affiliates. In September 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, in 1999 the Company made a $112 million payment of taxes and interest for the years 1992 to 1998 that reduced deferred tax liabilities.

In March 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. This ruling also applied to years 1993 and 1994. In the third quarter of 2003, the Company reached an agreement with the IRS regarding the computation of interest and recognized interest income of $30 million related to the Company’s appeal of the 1992 through 1994 years which was collected in the fourth quarter of 2003 ($28 million in cash and the balance as a reduction of deferred tax liabilities).

The Company is pursuing additional actions to obtain refunds related to the 1995 through 1998 years, although there can be no assurance as to the outcome of those actions.

10. Long-term Debt

Unsecured long-term debt consisted of (thousands):

	May 1, 2004	January 31, 2004	May 3, 2003
6.125% $300 million Notes due December 2012, less unamortized discount	$298,901	$298,870	$298,772
6.95% $350 million Debentures due March 2033, less unamortized discount	349,355	349,348	349,334

	$648,256	$648,218	$648,106

In the first quarter of 2003, the Company issued $350 million of 6.95% debentures due March 1, 2033 under a 144A private placement. The Company exchanged the privately held securities for securities registered with the SEC with identical terms through a non-taxable exchange offer. $0.5 million of securities were not exchanged and remain privately held.

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

The Company has a shelf registration statement, under which up to $500 million of debt securities, common and preferred stock, and other securities may be issued. To date, no securities have been issued under this registration statement.

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

The Facility requires the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at May 1, 2004.

The Facility supports the Company’s commercial paper and letter of credit programs, which are used from time to time to fund working capital and other general corporate requirements. The Company did not issue commercial paper or draw on the Facility during the first quarter of 2004. In addition, no commercial paper or amounts under the Facility were outstanding at May 1, 2004.

Cash paid for interest during the thirteen weeks ended May 1, 2004 and May 3, 2003 was $13.8 million and $25.0 million, respectively.

11. Commitments and Contingencies

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $476 million related to lease obligations of Abercrombie & Fitch, Too Inc., Galyan’s, Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015, unless extended or renewed. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate only to leases that commenced prior to the disposition of the subsidiaries. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liability being triggered under these guarantees, with respect to existing and extended leases, is remote.

Also, in connection with the Company’s investment in Easton Town Center, LLC (“ETC”), the Company has guaranteed $25 million of ETC’s $210 million secured bank loan.

Additionally, in June 1999, the Company issued a $31 million standby letter of credit, on which the City of Columbus, Ohio (the “City”) can draw solely to pay principal and interest on public bonds issued by the City for infrastructure development at Easton. The Company does not currently anticipate that the City will be required to draw funds under the letter of credit.

The Company is subject to various claims and contingencies related to lawsuits, income taxes, insurance, regulatory and other matters arising out of the normal course of business. Management believes that the ultimate liability arising from such claims or contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

12. Segment Information

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

Segment information for the thirteen weeks ended May 1, 2004 and May 3, 2003 follows (thousands):

2004	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
Net sales	$908,819	$341,911	$600,126	$127,347	$1,978,203
Operating income (loss)	151,426	9,108	10,687	(51,849)	119,372

2003
Net sales	$791,260	$321,354	$615,613	$114,070	$1,842,297
Operating income (loss)	110,943	16,482	14,470	(32,844)	109,051

(a)	Includes Corporate (including non-core real estate and equity investments), Mast third party sales and Henri Bendel.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and its subsidiaries (the “Company”) as of May 1, 2004 and May 3, 2003, and the related consolidated statements of income and cash flows for the thirteen week periods ended May 1, 2004 and May 3, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of January 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated February 26, 2004 (except for Note 16 as to which the date is March 16, 2004), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ ERNST & YOUNG LLP

Columbus, Ohio

May 17, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

Limited Brands, Inc. (the “Company”) operates in the highly competitive specialty retail business. The Company sells women’s intimate apparel, personal care products and women’s and men’s apparel through its retail stores (primarily mall-based) and direct response (catalogue and e-commerce) businesses.

Strategy

In the first quarter of 2004, the Company continued to focus on its core brands and leveraging its talent and strong financial position to drive increased growth. The focus on core brands, as described below, includes investment in the Company’s stores to move its brand positioning forward, investment in new product opportunities and the pursuit of new products externally.

The Company’s strong financial position enabled it to continue its strategy of enhancing shareholder value by returning capital to its investors through two actions since year-end 2003. In April 2004, the Company completed the repurchase of $1 billion of its common stock through a modified “Dutch Auction” tender offer and, in May 2004, the Company announced that its Board of Directors had authorized a new $100 million share repurchase program.

From an operating perspective, the Company’s strategic agenda is to continue to focus on brands, talent and capability.

Brands

In the first quarter of 2004, the Company continued to see positive results from the brand building product extensions generated in 2003, including the Victoria’s Secret Pink product line, the Express Design Studio, and “The World’s Best Candle” at Bath & Body Works. We will be expanding the distribution of these products throughout 2004.

The apparel businesses continued the change in promotional strategy (initiated in fall 2003) which shifted from frequent, store-wide promotions to more key item/category promotions and quarterly clearance sales. The Company believes that while there may be a period of adjustment in terms of customer behavior, the new strategy is more consistent with building the brand equity. Combined with more stability in the product assortment, the change in promotional strategy will lead to improved growth and profitability.

Talent

One of the Company’s key imperatives is to develop, retain and attract talent on a continuing basis. This talent pool is critical to enable the Company to develop and implement a wide range of ideas that are essential to its continued growth. Accordingly, the talent initiative continues to be a major focus of the Company and involves identifying and building the capabilities required to manage the business today and just as importantly, to manage the business the Company anticipates in the future.

Capability

The Company is focused on a number of initiatives to develop and improve capabilities, including: a Center-based creative team focused on new products and product extensions; the implementation of a new human resources system throughout the business in 2004; an enterprise-wide focus on the procurement of non-merchandise goods and services; and store operating initiatives which are intended to drive sales and labor productivity. The Company has also initiated a multi-year project to assess, design and implement process, system and organization changes in finance, merchandise planning and allocation and customer data capture, analysis and contact.

First Quarter 2004 Results

In the first quarter of 2004, key economic indicators including initial jobless claims, the unemployment rate and job creation continued to show signs of improvement. Consumer sentiment, however, remained largely unchanged as the positive effect of more robust job creation was offset by concerns about rising inflation and higher interest rates. The Company’s first quarter operating results were consistent with the continuing external indications of an economic recovery in the United States. Net sales increased approximately 7% or $136 million in the first quarter of 2004 compared to the first quarter of 2003 and comparable store sales increased 8%. Operating income increased approximately 9% to $119 million in the first quarter of 2004 compared to the first quarter of 2003.

The following summarized financial and statistical data compares reported results for the thirteen week periods ended May 1, 2004 and May 3, 2003:

	First Quarter
	2004	2003	Change
Net Sales (millions):
Victoria’s Secret Stores	$649	$562	15%
Victoria’s Secret Direct	260	229	13%

Total Victoria’s Secret	909	791	15%

Bath & Body Works	342	321	7%

Express	460	473	(3%)
Limited Stores	140	143	(2%)

Total apparel businesses	600	616	(3%)

Other (a)	127	114	11%

Total net sales	$1,978	$1,842	7%

Segment Operating Income (millions):
Victoria’s Secret	$151	$111	36%
Bath & Body Works	9	17	(47%)
Apparel	11	14	(21%)
Other (a)	(52)	(33)	(58%)

Total operating income	$119	$109	9%

	First Quarter
	2004	2003
Comparable Store Sales (b):
Victoria’s Secret	15%	1%

Bath & Body Works	7%	(2%)

Express	0%	(2%)
Limited Stores	0%	(5%)

Total apparel businesses	0%	(3%)

Henri Bendel	27%	(2%)

Total comparable store sales increase (decrease)	8%	(1%)

(a)	Other includes Corporate, Mast and Henri Bendel.

(b)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

	First Quarter
	2004	2003	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret	$137	$121	13%
Bath & Body Works	$97	$90	8%
Apparel	$78	$77	1%
Retail sales per average store (thousands):
Victoria’s Secret	$644	$555	16%
Bath & Body Works	$214	$197	9%
Apparel	$467	$448	4%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,700	4,603	2%
Bath & Body Works	2,217	2,182	2%
Apparel	6,001	5,772	4%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,728	4,654	2%
Bath & Body Works	3,525	3,557	(1%)
Apparel	7,645	7,901	(3%)

	First Quarter
	2004	2003
Number of Stores:
Victoria’s Secret
Beginning of period	1,009	1,014
Opened	1	1
Closed	(4)	(4)

End of period	1,006	1,011

Bath & Body Works
Beginning of period	1,604	1,639
Opened	1	1
Closed	(15)	(10)

End of period	1,590	1,630

Apparel
Beginning of period	1,297	1,382
Opened	2	—
Closed	(25)	(13)

End of period	1,274	1,369

	Number of Stores			Selling Square Feet (thousands)
	May 1, 2004	May 3, 2003	Change	May 1, 2004	May 3, 2003	Change
Victoria’s Secret	1,006	1,011	(5)	4,728	4,654	74
Bath & Body Works	1,590	1,630	(40)	3,525	3,557	(32)
Express Women’s	554	620	(66)	3,458	3,868	(410)
Express Men’s	269	350	(81)	1,094	1,416	(322)
Express Dual Gender	111	50	61	1,002	470	532

Total Express	934	1,020	(86)	5,554	5,754	(200)
Limited Stores	340	349	(9)	2,091	2,147	(56)

Total apparel	1,274	1,369	(95)	7,645	7,901	(256)

Henri Bendel	1	1	—	35	35	—

Total stores and selling square feet	3,871	4,011	(140)	15,933	16,147	(214)

Net Sales

The change in net sales for the first quarter of 2004 compared to 2003 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2003 Net sales	$791	$321	$616	$114	$1,842
Comparable store sales	79	22	1	—	102
Sales associated with new, closed and non-comparable remodeled stores, net	8	(1)	(17)	—	(10)
Victoria’s Secret Direct	31	—	—	—	31
Mast third party sales and other	—	—	—	13	13

2004 Net sales	$909	$342	$600	$127	$1,978

At Victoria’s Secret, the 15% increase in comparable store sales was driven by continued growth in the bra category, the Pink product line and the Beauty business. The sales increase in the bra category was primarily driven by the highly successful launch of the Body by Victoria shaping full coverage bra in March 2004 as well as successful style introductions in the Angels and Very Sexy sub-brands. Growth in the Beauty business was primarily driven by continued success of the Very Sexy for Her and Him II and Breathless fragrances and the Garden product line. The 13% increase in net sales at Victoria’s Secret Direct was driven by growth in swimwear, clothing and intimate apparel resulting in a 9% increase in orders and a 4% increase in the average order size.

At Bath & Body Works, the 7% increase in comparable store sales was primarily driven by continued sales growth in the Pure Simplicity, Aromatherapy and Anti-bac product lines. Sales growth was supported by increases in direct mail promotions, with targeted sampling and discount programs geared toward new product launches. This growth was partially offset by declines in the True Blue Spa and core bath products lines.

At the apparel businesses, comparable store sales were flat at both Express and Limited Stores. This result was due, in part, to a significant decrease in incentive marketing and promotions as the apparel businesses changed the promotional cadence from store-wide activity to key item promotions and quarterly clearance sales. At Express, sales increases in women’s wear-to-work pants, driven by Express Design Studio’s Editor pant, and the men’s dress pants and knits categories were offset by declines in women’s knit tops and dresses as well as by the discontinuation of the lingerie category. At Limited Stores, growth in pants, driven primarily by crops, was offset by declines in dresses and accessories.

The net sales increase at Mast was primarily driven by an increase in the number of third party customers since the first quarter of 2003.

Gross Income

For the first quarter of 2004, the gross income rate (expressed as a percentage of net sales) increased to 34.2% from 33.2% for the same period in 2003 primarily driven by an increase in merchandise margin at Victoria’s Secret, partially offset by gross income decreases at Bath & Body Works and the apparel businesses.

The increase in the merchandise margin rate at Victoria’s Secret was primarily driven by lower markdowns compared to last year. The gross income rate decrease at Bath & Body Works was primarily due to an increase in the buying and occupancy expense rate, driven by an increase in rent expense and depreciation related to the “Top 160” remodel initiative and the closure of underperforming store locations.

The decline in the apparel businesses’ gross income rate was primarily the result of a decline in the merchandise margin rate due to increased markdowns on underperforming product categories, particularly knit tops.

General, Administrative and Store Operating Expenses

For the first quarter of 2004, the general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 28.1% from 27.3% last year. The increase in the general, administrative and store operating expense rate was primarily the result of a shift in the timing of charitable contributions, a reserve related to legal matters and an accrual to increase incentive compensation costs. The Company leveraged store selling expenses, the Company’s largest expense category.

Interest Expense

	First Quarter
	2004	2003
Average daily borrowings (millions)	$650.0	$815.0
Average borrowing rate	6.57%	6.83%

The Company incurred interest expense of $11.6 million for the first quarter of 2004 compared to $27.0 million for the same period in 2003. The decrease in interest expense occurred because 2003 included a one time $13.4 million charge associated with the retirement of the Company’s $250 million 7 ½% notes due in 2023. A decline in average borrowing rates and a decrease in average daily borrowings also contributed to the decrease.

Other Non-operating Items

For the first quarter of 2004, interest income decreased to $8.0 million from $9.2 million in 2003. The decrease primarily relates to a decrease in average effective interest rates partially offset by an increase in average invested cash balances.

For the first quarter of 2004, other income (loss) was $40.9 million compared to ($8.5) million for the first quarter of 2003. The increase in other income compared to the first quarter of 2003 primarily relates to a $44.9 million gain related to the early collection of a long-term note receivable and the sale of third party warrants (see Note 4 to the Consolidated Financial Statements). The loss in the first quarter of 2003 was primarily driven by a $6.9 million loss on the sale of certain Mast joint ventures.

Gain on Investee’s Stock

During the first quarter of 2003, the Company sold approximately one-half of its ownership in Alliance Data Systems Corporation (“ADS”) for $130.7 million resulting in a pretax gain of $79.7 million. During the third quarter of 2003, the Company sold its remaining interest in ADS for $192.9 million resulting in a pretax gain of $128.4 million. Prior to the sale of ADS shares, the Company accounted for its investment using the equity method.

Adjusted Data

Adjusted income information provides non-GAAP financial measures and gives effect to certain significant transactions and events that impact the comparability of the Company’s results in 2004 and 2003. Specifically, adjusted income excludes certain non-operating items which do not relate to the core performance of the Company’s business and affect the comparability of current period results. Accordingly, the following table adjusts net income for such transactions and events to determine the adjusted results, and reconciles the adjusted results to net income reported in accordance with accounting principles generally accepted in the United States of America.

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

Reconciliation of Adjusted Income Information (thousands except per share amounts):

	Thirteen Weeks Ended				Thirteen Weeks Ended
	May 1, 2004				May 3, 2003
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Net sales	$1,978,203	—		$1,978,203	$1,842,297	—		$1,842,297

Gross income	675,654	—		675,654	612,063	—		612,063

General, administrative and store operating expenses	(556,282)	—		(556,282)	(503,012)	—		(503,012)

Operating income	119,372	—		119,372	109,051	—		109,051
Interest expense	(11,643)	—		(11,643)	(26,970)	—		(26,970)
Interest income	7,974	—		7,974	9,234	—		9,234
Other income (loss)	40,934	$(44,857	)(a)	(3,923)	(8,471)	—		(8,471)
Gain on investee’s stock	—	—		—	79,686	$(79,686	)(b)	—

Income before income taxes	156,637	(44,857)		111,780	162,530	(79,686)		82,844
Provision for income taxes	60,000	(16,000)		44,000	65,000	(32,000)		33,000

Net income	$96,637	$(28,857)		$67,780	$97,530	$(47,686)		$49,844

Net income per diluted share	$0.19			$0.13	$0.19			$0.09

Weighted average shares outstanding	515,439			515,439	527,032			527,032

Notes to Reconciliation of Adjusted Income Information:

(a)	Other income (loss) (see Note 4 to the Consolidated Financial Statements):

—	The 2004 adjusted results exclude a $44.9 million pretax, non-operating gain resulting from the early collection of a long-term note receivable and the sale of New York & Company warrants held by the Company.

(b)	Gain on investee’s stock (see Note 5 to the Consolidated Financial Statements):

—	The 2003 adjusted results exclude a $79.7 million pretax, non-operating gain resulting from the sale of approximately one-half of the Company’s investment in ADS.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. In addition, the Company has funds available from an unsecured revolving credit facility as well as a commercial paper program which is backed by the credit facility. The Company did not issue commercial paper or draw on the credit facility during the thirteen weeks ended May 1, 2004 and May 3, 2003. However, changes in consumer spending patterns, consumer preferences and overall economic conditions could impact the availability of future operating cash flows.

A summary of the Company’s working capital position and capitalization follows (millions):

	May 1, 2004	January 31, 2004	May 3, 2003
Working capital	$2,183	$3,036	$2,534

Capitalization:
Long-term debt	$648	$648	$648
Shareholders’ equity	4,368	5,266	4,889

Total capitalization	$5,016	$5,914	$5,537

Additional amounts available under credit agreements	$1,250	$1,250	$1,250

The Company’s operations are seasonal in nature and consist of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). The fourth quarter, including the holiday period, typically accounts for approximately one-third of net sales for the year. Accordingly, cash requirements are highest in the third quarter as the Company’s inventory builds in anticipation of the holiday period, which generates a substantial portion of the Company’s operating cash flow for the year. The Company continually evaluates its capital needs, financial condition, operating strategies and possible uses of its cash.

Net cash used for operating activities was $170.6 million for the thirteen weeks ended May 1, 2004 versus $103.8 million in the first quarter of 2003. The increase in cash used for operating activities relates to higher inventory balances in 2004 primarily associated with the June sales events and new product launches at Victoria’s Secret and an increase in taxes paid, partially offset by an increase in accounts payable due to the timing of rent payments.

Net cash used for investing activities of $10.2 million for the thirteen weeks ended May 1, 2004 primarily included $101.0 million in capital expenditures, partially offset by cash inflows of $75.0 million from the collection of a long-term note receivable and $20.0 million from the sale of third party warrants. Net cash provided by investing activities of $63.2 million for the thirteen weeks ended May 3, 2003 primarily included cash inflows of $130.7 million from the sale of approximately one-half of the Company’s investment in ADS, partially offset by $63.6 million in capital expenditures.

Net cash used for financing activities of $1.0 billion for the thirteen weeks ended May 1, 2004 primarily included the repurchase of 50.6 million shares of common stock for $1.0 billion through the Company’s modified “Dutch Auction” tender offer and quarterly dividend payments of $0.12 per share or $62.4 million, partially offset by proceeds from the issuance of stock options. Net cash provided by financing activities of $23 million for the thirteen weeks ended May 3, 2003 included the issuance of $350 million in long-term debt, which was more than offset by the redemption of $250 million in debentures, quarterly dividend payments of $0.10 per share or $52.4 million and the repurchase of 2.1 million shares of common stock for $27.2 million.

On May 17, 2004, the Board of Directors of the Company authorized the repurchase of an additional $100 million of the Company’s common stock.

The Company has a shelf registration statement, under which up to $500 million of debt securities, common and preferred stock, and other securities may be issued. To date, no securities have been issued under this registration statement.

Capital Expenditures

Capital expenditures amounted to $101.0 million and $63.6 million for the thirteen weeks ended May 1, 2004 and May 3, 2003, of which $90.6 million and $50.5 million, respectively, were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to information technology.

The Company anticipates spending between $500 and $550 million for capital expenditures in 2004, the majority of which relates to the remodeling of and improvements to existing stores. The anticipated increase in capital spending in 2004 is primarily driven by remodeling activities related to key initiatives including (i) the “Top 160” mall remodel strategy, which reflects a focus on high performance stores in the top markets, (ii) the introduction of the Pink product line at Victoria’s Secret and (iii) the Express Design Studio, a new wear-to-work assortment at Express. The Company expects that 2004 capital expenditures will be funded principally by net cash provided by operating activities.

Contingent Liabilities and Contractual Obligations

The Company’s contingent liabilities include approximately $476 million of remaining lease and lease related guarantees that existed at the time of the divestiture of several former subsidiaries, as well as a $25 million guarantee and a $31 million standby letter of credit related to the Company’s investment in Easton Town Center, LLC. These contingent liabilities are discussed further in Note 11 to the Consolidated Financial Statements.

The Company’s contractual obligations primarily consist of long-term debt, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. Except as noted below, there have been no significant changes in the Company’s contractual obligations since January 31, 2004, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

During the first quarter of 2004, the Company entered into two four-year telecommunication contracts related to national and international service which together require minimum spending of approximately $20 million per year through May 2008.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management has discussed the development and selection of the Company’s critical accounting policies and estimates with the Audit Committee of the Board of Directors and believes the following assumptions and estimates are most significant to reporting the Company’s results of operations and financial position.

•	Inventories - Inventories are valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. The Company records a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. Inventory valuation at the end of the first and third quarters reflects adjustments for estimated inventory markdowns for the spring (first and second quarters) and fall (third and fourth quarters) selling seasons. If actual future demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected. Other significant estimates related to inventory include shrink and obsolete and excess inventory which are also based on historical results and management’s operating projections.

•	Valuation of Long-lived Assets – Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Trade names are reviewed for impairment annually by comparing the fair value to the carrying value. Goodwill is reviewed annually for impairment by comparing each reporting unit’s carrying value to its fair value. Factors used in the valuation of long-lived assets, trade names and goodwill include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If future economic conditions are different than those projected by management, additional impairment charges may be required.

•	Claims and Contingencies – The Company is subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. The Company’s determination of the treatment of claims and contingencies in the financial statements is based on management’s view of the expected outcome of the applicable claim or contingency. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company accrues a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, disclosure of a material claim or contingency is made in the Notes to the Consolidated Financial Statements.

•	Income Taxes - Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions and calculations where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various domestic and foreign tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in the Company’s Consolidated Financial Statements.

•	Revenue Recognition - While the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes revenue upon customer receipt of the merchandise, which for catalogue and e-commerce revenues reflects an estimate for shipments that have not been received by the customer based on shipping terms. The Company also provides a reserve for projected merchandise returns based on prior experience.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of May 1, 2004 has not significantly changed since January 31, 2004. Information regarding the Company’s financial instruments and market risk as of January 31, 2004 is disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred in our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	ISSUER PURCHASES OF EQUITY SECURITIES

The following table outlines the Company’s repurchases of its common stock during the first quarter ended May 1, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Maximum Number of Shares (or Dollars) that May Yet Be Purchased (1)
February	—	—	—	$1,000,000,000
March	—	—	—	—
April	50,632,881	$19.75	50,632,881	—

Total	50,632,881	$19.75	50,632,881	—

(1)	On February 26, 2004, the Company announced that its Board of Directors had authorized the repurchase of $1 billion of the Company’s common stock through a modified “Dutch Auction” tender offer, which commenced on February 27, 2004 and expired on March 26, 2004. The shares were repurchased on April 5, 2004.

On May 17, 2004, the Company announced that its Board of Directors had authorized a $100 million share repurchase program.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

10.1	Employment agreement entered into as of May 1, 2002 between Jerry Stritzke and MAST Industries, Inc. and Limited Brands, Inc.

10.2	Employment agreement amendment entered into as of May 19, 2003 between Jerry Stritzke and MAST Industries, Inc. and Limited Brands, Inc.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of CFO

32.	Section 906 Certification (by CEO and CFO)

(b)	Reports on Form 8-K.

1.	Form 8-K dated February 26, 2004: The Company issued a press release setting forth its fourth quarter 2003 earnings (1)

(1)	This Report on Form 8-K was furnished pursuant to Item 12

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC. (Registrant)

By:	/s/ V. ANN HAILEY
V. Ann Hailey Executive Vice President and Chief Financial Officer*

Date: June 9, 2004

*	Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.