Form 10-Q
period 2004-07-31
LIMITED BRANDS INC
filed 2004-09-09
CIK 701985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 31, 2004
469,399,475 Shares

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

PART I— FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net sales	$2,210,832	$2,014,106	$4,189,035	$3,856,403
Costs of goods sold, buying and occupancy	(1,412,863)	(1,311,882)	(2,715,412)	(2,542,116)

Gross income	797,969	702,224	1,473,623	1,314,287
General, administrative and store operating expenses	(571,026)	(531,857)	(1,127,308)	(1,034,869)

Operating income	226,943	170,367	346,315	279,418
Interest expense	(12,047)	(11,425)	(23,690)	(38,395)
Interest income	8,459	8,107	16,433	17,341
Other income (loss)	980	910	41,914	(7,561)
Gain on investees’ stock	17,617	—	17,617	79,686

Income before income taxes	241,952	167,959	398,589	330,489
Provision for income taxes	94,000	66,000	154,000	131,000

Net income	$147,952	$101,959	$244,589	$199,489

Net income per basic share	$0.31	$0.20	$0.50	$0.38

Net income per diluted share	$0.31	$0.19	$0.49	$0.38

Dividends per share	$0.12	$0.10	$0.24	$0.20

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	July 31, 2004	January 31, 2004	August 2, 2003
	(Unaudited)		(Unaudited)
ASSETS

Current assets:
Cash and equivalents	$2,099,684	$3,130,347	$2,240,548
Accounts receivable	101,442	112,137	110,334
Inventories	1,122,241	943,426	1,074,861
Other	230,087	247,037	214,039

Total current assets	3,553,454	4,432,947	3,639,782
Property and equipment, net	1,516,097	1,460,331	1,484,983
Goodwill	1,310,868	1,310,868	1,310,868
Trade names and other intangible assets, net	437,438	440,990	444,084
Other assets	127,808	234,432	306,936

Total assets	$6,945,665	$7,879,568	$7,186,653

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$542,966	$427,740	$468,463
Accrued expenses	670,139	690,206	572,255
Income taxes	122,129	279,208	70,922

Total current liabilities	1,335,234	1,397,154	1,111,640
Deferred income taxes	134,367	134,351	110,102
Long-term debt	648,293	648,218	648,144
Other long-term liabilities	409,854	434,186	441,406
Shareholders’ equity:
Common stock	261,926	261,926	261,926
Paid-in capital	1,669,994	1,673,910	1,687,162
Retained earnings	3,540,706	3,416,878	3,003,289

	5,472,626	5,352,714	4,952,377
Less: treasury stock, at average cost	(1,054,709)	(87,055)	(77,016)

Total shareholders’ equity	4,417,917	5,265,659	4,875,361

Total liabilities and shareholders’ equity	$6,945,665	$7,879,568	$7,186,653

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 31, 2004	August 2, 2003
Operating activities:
Net income	$244,589	$199,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	152,685	144,177
Gain from early collection of long-term note receivable	(24,857)	—
Gain on sale of third party warrants	(20,000)	—
Deferred income taxes	(31)	(15,304)
Stock compensation	2,923	12,025
Gain on sale of investees’ stock	(17,617)	(79,686)
Loss on sale of joint ventures	—	6,921
Debt extinguishment costs	—	5,548
Change in assets and liabilities:
Accounts receivable	10,695	45,004
Inventories	(178,815)	(108,425)
Accounts payable and accrued expenses	117,212	(13,566)
Income taxes payable	(143,396)	(124,436)
Other assets and liabilities	11,039	14,709

Net cash provided by operating activities	154,427	86,456

Investing activities:
Capital expenditures	(238,142)	(146,803)
Collection of long-term note receivable	75,000	—
Proceeds from sale of third party warrants	20,000	—
Proceeds from sale of investees’ stock	65,333	130,673
Other investing activities	(4,739)	5,434

Net cash used for investing activities	(82,548)	(10,696)

Financing activities:
Repurchase of common stock	(1,051,303)	(98,491)
Dividends paid	(119,086)	(104,478)
Repayment of long-term debt	—	(250,000)
Proceeds from issuance of long-term debt	—	350,000
Proceeds from exercise of stock options and other	67,847	4,725

Net cash used for financing activities	(1,102,542)	(98,244)

Net decrease in cash and equivalents	(1,030,663)	(22,484)

Cash and equivalents, beginning of year	3,130,347	2,263,032

Cash and equivalents, end of period	$2,099,684	$2,240,548

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

The consolidated financial statements as of and for the thirteen week and twenty-six week periods ended July 31, 2004 and August 2, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Shareholders’ Equity and Earnings Per Share

At July 31, 2004, one billion shares of $0.50 par value common stock were authorized, 523.9 million were issued and 470.2 million were outstanding. At January 31, 2004, 523.9 million shares were issued and 518.1 million were outstanding. At August 2, 2003, 523.8 million shares were issued and 518.5 million were outstanding. In addition, ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

In April 2004, the Company completed a modified “Dutch Auction” tender offer under which the Company repurchased approximately 50.6 million shares of its outstanding common stock for $1 billion, or $19.75 per share.

In May 2004, the Board of Directors of the Company authorized the repurchase of $100 million of the Company’s common stock. As of July 31, 2004, the Company had repurchased approximately 3.0 million shares of its common stock for $57.4 million at an average price per share of approximately $19.35, of which $6.1 million was settled in August 2004 and, accordingly, was reflected in accounts payable as of quarter end. The remainder of the $100 million repurchase was completed in August 2004.

In August 2004, the Board of Directors of the Company authorized the repurchase of an additional $250 million of the Company’s common stock.

In January 2003, the Board of Directors of the Company authorized the repurchase of $150 million of the Company’s common stock. Through August 2, 2003, the Company had repurchased approximately 6.8 million shares of its common stock for $98.5 million at an average price per share of approximately $14.57. During the third quarter of 2003, the Company completed the $150 million repurchase by acquiring approximately 3.1 million shares of the Company’s common stock for $51.5 million at an average price per share of approximately $16.18.

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Common shares issued	523,852	523,849	523,852	523,719
Treasury shares	(51,736)	(3,713)	(34,798)	(2,274)

Basic shares	472,116	520,136	489,054	521,445
Dilutive effect of stock options and restricted shares	8,180	6,212	8,814	5,245

Diluted shares	480,296	526,348	497,868	526,690

The quarterly computations of earnings per diluted share exclude options to purchase 2.3 million and 20.3 million shares of common stock for the thirteen weeks ended July 31, 2004 and August 2, 2003 and the year-to-date computation of earnings per diluted share excludes options to purchase 2.0 million and 22.8 million shares for 2004 and 2003, because the options’ exercise prices were greater than the average market price of the common shares during those periods.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(thousands except per share amounts)	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003
Net income, as reported	$147,952	$101,959	$244,589	$199,489
Add: Stock compensation cost recorded, net of tax	2,645	2,779	2,028	7,842
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(9,546)	(10,238)	(18,201)	(20,245)

Pro forma net income	$141,051	$94,500	$228,416	$187,086

Earnings per basic share, as reported	$0.31	$0.20	$0.50	$0.38
Earnings per basic share, pro forma	$0.30	$0.18	$0.47	$0.36
Earnings per diluted share, as reported	$0.31	$0.19	$0.49	$0.38
Earnings per diluted share, pro forma	$0.30	$0.18	$0.46	$0.36

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

In connection with the agreement to purchase the note and warrants (the “Agreement”), New York & Company has agreed to make an additional payment to the Company in either cash or a combination of cash and shares if (i) New York & Company completes an initial public offering pursuant to a registration statement filed on or before December 31, 2004 or is sold pursuant to an agreement entered into on or before December 31, 2004 and (ii) the implied equity value of New York & Company based upon one of the above transactions exceeds $156.8 million. The additional payment would be equal to 6.38% of the implied equity value in excess of $156.8 million and would result in the recognition of a non-operating gain by the Company at the time one of the above transactions is completed. On May 24, 2004, New York & Company filed an initial registration statement with the SEC in connection with a proposed initial public offering (the “Proposed IPO”). With respect to the Proposed IPO, the Agreement was amended on August 5, 2004 to (i) require New York & Company to pay the additional payment in cash, and (ii) reduce the additional payment by $4.5 million, provided that the Proposed IPO is completed.

In addition to the $44.9 million gain relating to the New York & Company note and warrants, other income (loss) for the twenty-six weeks ended July 31, 2004 also included $0.6 million and ($3.7) million, respectively, which represents the Company’s share of net income (loss) associated with its unconsolidated entities.

For the thirteen weeks ended August 2, 2003, other income (loss) primarily included $0.6 million of income related to the Company’s share of net income associated with its unconsolidated entities. Other income (loss) for the twenty-six weeks ended August 2, 2003 was primarily comprised of a $6.9 million loss related to the sale of certain Mast joint ventures and a $1.3 million loss representing the Company’s share of net loss associated with its unconsolidated entities.

5. Gain on Investees’ Stock

In July 2004, the Company sold its remaining ownership interest in Galyan’s Trading Company, Inc. (“Galyan’s”) for $65.3 million resulting in a pretax gain of $17.6 million. Prior to the sale of Galyan’s shares, the Company accounted for its investment using the equity method.

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

7. Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	July 31, 2004	January 31, 2004	August 2, 2003
Property and equipment, at cost	$3,801,098	$3,744,819	$3,728,278
Accumulated depreciation and amortization	(2,285,001)	(2,284,488)	(2,243,295)

Property and equipment, net	$1,516,097	$1,460,331	$1,484,983

8. Trade Names and Other Intangible Assets, Net

Intangible assets, not subject to amortization, represent trade names of $411.0 million as of July 31, 2004, January 31, 2004 and August 2, 2003.

Intellectual property assets and other intangibles, subject to amortization, were as follows (thousands):

	July 31, 2004	January 31, 2004	August 2, 2003
Gross carrying amount	$56,277	$56,117	$54,300
Accumulated amortization	(29,839)	(26,127)	(21,216)

Intellectual property assets and other intangible assets, net	$26,438	$29,990	$33,084

The estimated annual amortization expense for intangibles is approximately $8 million each year through 2006 and approximately $5 million in 2007, at which time intangible assets will be fully amortized.

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate. Income taxes paid during the twenty-six weeks ended July 31, 2004 and August 2, 2003 approximated $296.3 million and $270.9 million, respectively. Income taxes payable included net current deferred tax liabilities of $69.7 million at July 31, 2004, $69.7 million at January 31, 2004 and $55.4 million at August 2, 2003.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. Since 1995, the Internal Revenue Service (“IRS”) has assessed the Company for additional taxes and interest for the years 1992 to 2000 relating to the undistributed earnings of foreign affiliates. In September 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year and, in connection with an appeal of that Tax Court judgment and related IRS assessments for subsequent years, the Company paid $122 million in taxes and interest for the years 1992 to 2000 that reduced deferred tax liabilities.

In March 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. This ruling also applied to years 1993 and 1994. In the third quarter of 2003, the Company reached an agreement with the IRS regarding the computation of interest and recognized interest income of $30 million related to the Company’s appeal of the 1992 through 1994 years, of which $28 million was collected in the fourth quarter of 2003; the remaining balance reduced deferred tax liabilities.

The Company is pursuing additional actions to obtain any refunds related to the 1995 through 2000 years although there can be no assurance as to the outcome of those actions.

10. Long-term Debt

Unsecured long-term debt consisted of (thousands):

	July 31, 2004	January 31, 2004	August 2, 2003
6.125% $300 million Notes due December 2012, less unamortized discount	$298,932	$298,870	$298,805
6.95% $350 million Debentures due March 2033, less unamortized discount	349,361	349,348	349,339

	$648,293	$648,218	$648,144

In the first quarter of 2003, the Company issued $350 million of 6.95% debentures due March 1, 2033 under a 144A private placement. The Company exchanged the privately held securities for securities registered with the SEC with identical terms through a non-taxable exchange offer. $0.5 million of securities were not exchanged and remain privately held.

Also in the first quarter of 2003, the Company redeemed its 7 1/2% debentures due 2023 at a redemption price equal to 103.16% of the principal amount, plus accrued interest through the call date. The early redemption of these securities resulted in a pretax charge of $13.4 million, comprised of the call premium and the write-off of unamortized deferred financing fees and discounts. This charge was included in interest expense in the Consolidated Statements of Income.

The Company has a shelf registration statement, under which up to $500 million of debt securities, common and preferred stock, and other securities may be issued. To date, no securities have been issued under this registration statement.

The Company currently has a 5-year $750 million unsecured revolving credit facility (the “Facility”). The Facility was reduced from $1.25 billion at the June 25, 2004 expiration of the Company’s $500 million 364-day agreement which the Company chose not to renew. Borrowings outstanding under the Facility, if any, are due July 13, 2006. The Facility has several borrowing and interest rate options. Fees payable under the Facility are based on the Company’s long-term credit ratings, and is currently 0.125% of the committed amount per year.

The Facility requires the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at July 31, 2004.

The Facility is available to support the Company’s commercial paper and letter of credit programs, which are used from time to time to fund working capital and other general corporate requirements. The Company did not issue commercial paper or draw on the Facility during the twenty-six weeks ended July 31, 2004. In addition, no commercial paper or amounts under the Facility were outstanding at July 31, 2004.

Cash paid for interest during the twenty-six weeks ended July 31, 2004 and August 2, 2003 was $23.7 million and $34.9 million, respectively.

11. Commitments and Contingencies

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $442 million related to lease obligations of Abercrombie & Fitch, Too Inc., Galyan’s, Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015, unless extended or renewed. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate only to leases that commenced prior to the disposition of the subsidiaries. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liability being triggered under these guarantees is remote.

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

Segment information for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 follows (thousands):

	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
2004

Thirteen weeks:
Net sales	$1,023,128	$470,355	$592,346	$125,003	$2,210,832
Operating income (loss)	188,805	76,812	15,773	(54,447)	226,943

Twenty-six weeks:
Net sales	$1,931,947	$812,266	$1,192,472	$252,350	$4,189,035
Operating income (loss)	340,231	85,920	26,460	(106,296)	346,315

2003

Thirteen weeks:
Net sales	$929,312	$393,303	$588,921	$102,570	$2,014,106
Operating income (loss)	174,945	52,222	(2,836)	(53,964)	170,367

Twenty-six weeks:
Net sales	$1,720,572	$714,657	$1,204,534	$216,640	$3,856,403
Operating income (loss)	285,888	68,704	11,634	(86,808)	279,418

(a)	Includes Corporate (including non-core real estate and equity investments), Mast third party sales and Henri Bendel.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and its subsidiaries (the “Company”) as of July 31, 2004 and August 2, 2003, the related consolidated statements of income for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003, and the consolidated statements of cash flows for the twenty-six week periods ended July 31, 2004 and August 2, 2003. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 19, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

Limited Brands, Inc. (the “Company”) operates in the highly competitive specialty retail business. The Company sells women’s intimate apparel, personal care products and women’s and men’s apparel through its retail stores (primarily mall-based) and direct response (catalog and e-commerce) businesses.

Strategy

In the second quarter of 2004, the Company continued to focus on its core brands and leveraging its talent and strong financial position to drive increased growth. The focus on core brands, as described below, includes investment in the Company’s stores to move its brand positioning forward, investment in new product opportunities and the pursuit of new products through third parties.

The Company’s strong financial position enabled it to continue its strategy of enhancing shareholder value by returning capital to its investors through two recent actions. In May 2004, the Company announced that its Board of Directors had authorized a $100 million share repurchase program, under which an additional $57.4 million of its common stock has been repurchased as of July 31, 2004. In August 2004, the Company announced that its Board of Directors had authorized an additional $250 million share repurchase program.

From an operating perspective, the Company’s strategic agenda is to continue to focus on brands, talent and capability.

Brands

In the second quarter of 2004, the Company continued to see positive results from brand building product extensions, including the Victoria’s Secret Pink product line, Henri Bendel Home Fragrance at Bath & Body Works and the Express Design Studio. In the second quarter, we continued to expand the distribution of these products, most notably through the national rollout of the Pink product line, which was available in a total of 846 Victoria’s Secret Stores as of July 31, 2004, and through the full scale rollout of the Express Design Studio.

The Company continues to concentrate on brand building activities by improving in-store marketing and visual elements and implementing a more focused promotional strategy. Accordingly, during 2004, the Company has eliminated most of the promotional activity that discounts the entire store and has shifted its focus to more targeted product promotions combined with quarterly sale events. We believe these brand building activities have contributed to improved growth and profitability in the second quarter of 2004.

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

Capability

The Company is focused on a number of initiatives to develop and improve operational capabilities, including: a Center-based creative team focused on new products and product extensions; the implementation of a new human resources system throughout the business in 2004; an enterprise-wide focus on the procurement of non-merchandise goods and services; and store operating initiatives which are intended to drive sales and labor productivity. The Company is also in the early stages of standardizing and upgrading our capabilities in the areas of merchandise planning and allocation, finance and customer relationship marketing.

Second Quarter 2004 Results

In the second quarter of 2004, key economic indicators including GDP Growth, the unemployment rate and initial jobless claims continued to show signs of improvement over last year, while consumer sentiment remained largely unchanged. The Company’s second quarter operating results may have been impacted by this continued improvement in the external economic environment.

In the second quarter of 2004, net sales increased approximately 10% or $197 million, comparable store sales increased 9%, and operating income increased approximately 34% to $227 million compared to the second quarter of 2003.

For the twenty-six week period ended July 31, 2004, net sales increased approximately 9% or $333 million, comparable store sales increased 8%, and operating income increased approximately 24% to $346 million compared to 2003.

The following summarized financial and statistical data compares reported results for the thirteen week and twenty-six week periods ended July 31, 2004 and August 2, 2003:

	Second Quarter			Year-to-Date
	2004	2003	Change	2004	2003	Change
Net Sales (millions):
Victoria’s Secret Stores	$726	$669	9%	$1,375	$1,231	12%
Victoria’s Secret Direct	297	260	14%	557	489	14%

Total Victoria’s Secret	1,023	929	10%	1,932	1,720	12%

Bath & Body Works	470	393	20%	812	715	14%

Express	465	455	2%	925	927	0%
Limited Stores	128	134	(4)%	268	277	(3)%

Total apparel businesses	593	589	1%	1,193	1,204	(1)%

Other (a)	125	103	21%	252	217	16%

Total net sales	$2,211	$2,014	10%	$4,189	$3,856	9%

Segment Operating Income (millions):
Victoria’s Secret	$189	$175	8%	$340	$286	19%
Bath & Body Works	77	52	48%	86	69	25%
Apparel	16	(3)	633%	26	11	136%
Other (a)	(55)	(54)	(2)%	(106)	(87)	22%

Total operating income	$227	$170	34%	$346	$279	24%

	Second Quarter		Year-to-Date
	2004	2003	2004	2003
Comparable Store Sales (b):
Victoria’s Secret	7%	6%	11%	4%

Bath & Body Works	20%	4%	14%	1%

Express	3%	1%	2%	(1)%
Limited Stores	(2)%	(4)%	(1)%	(4)%

Total apparel businesses	2%	0%	1%	(1)%

Henri Bendel	18%	7%	23%	2%

Total comparable store sales increase	9%	3%	8%	1%

(a)	Other includes Corporate, Mast and Henri Bendel.
(b)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

	Second Quarter			Year-to-Date
	2004	2003	Change	2004	2003	Change
Segment Store Data:

Retail sales per average selling square foot:
Victoria’s Secret	$153	$144	6%	$289	$264	9%
Bath & Body Works	$133	$111	20%	$229	$201	14%
Apparel	$78	$75	4%	$156	$152	3%
Retail sales per average store (thousands):
Victoria’s Secret	$724	$663	9%	$1,369	$1,217	12%
Bath & Body Works	$296	$242	22%	$509	$438	16%
Apparel	$470	$435	8%	$937	$885	6%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,772	4,629	3%
Bath & Body Works	2,245	2,188	3%
Apparel	6,037	5,801	4%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,772	4,666	2%
Bath & Body Works	3,560	3,551	0%
Apparel	7,540	7,773	(3%)

	Second Quarter		Year-to-Date
	2004	2003	2004	2003
Number of Stores:

Victoria’s Secret
Beginning of period	1,006	1,011	1,009	1,014
Opened	2	1	3	2
Closed	(8)	(4)	(12)	(8)

End of period	1,000	1,008	1,000	1,008

Bath & Body Works
Beginning of period	1,590	1,630	1,604	1,639
Opened	3	1	4	2
Closed	(7)	(8)	(22)	(18)

End of period	1,586	1,623	1,586	1,623

Apparel
Beginning of period	1,274	1,369	1,297	1,382
Opened	4	1	6	1
Closed	(29)	(30)	(54)	(43)

End of period	1,249	1,340	1,249	1,340

	Number of Stores			Selling Square Feet (thousands)
	July 31, 2004	August 2, 2003	Change	July 31, 2004	August 2, 2003	Change
Victoria’s Secret	1,000	1,008	(8)	4,772	4,666	106

Bath & Body Works	1,586	1,623	(37)	3,560	3,551	9

Express Women’s	512	602	(90)	3,179	3,730	(551)
Express Men’s	249	326	(77)	1,012	1,320	(308)
Express Dual Gender	153	65	88	1,310	597	713

Total Express	914	993	(79)	5,501	5,647	(146)
Limited Stores	335	347	(12)	2,039	2,126	(87)

Total apparel	1,249	1,340	(91)	7,540	7,773	(233)

Henri Bendel	1	1	—	35	35	—

Total stores and selling square feet	3,836	3,972	(136)	15,907	16,025	(118)

Net Sales

The change in net sales for the second quarter of 2004 compared to 2003 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2003 Net sales	$929	$393	$589	$103	$2,014
Comparable store sales	43	74	9	—	126
Sales associated with new, closed and non-comparable remodeled stores, net	14	3	(5)	—	12
Victoria’s Secret Direct	37	—	—	—	37
Mast third party sales and other	—	—	—	22	22

2004 Net sales	$1,023	$470	$593	$125	$2,211

At Victoria’s Secret, the 7% increase in comparable store sales was primarily driven by the rollout of the Pink product line to the majority of Victoria’s Secrets stores by July 2004, by the continued success of the Angels bra sub-brand and by the Beauty business. Growth in the Beauty business was primarily driven by the continued success of the Very Sexy for Her and Him II and Breathless fragrances, as well as the launch of the Forbidden Fantasy fragrance in the Garden product line. The 14% increase in net sales at Victoria’s Secret Direct was driven by growth in swimwear, wear-to-work clothing and bras, most notably the Body by Victoria shaping full coverage bra.

At Bath & Body Works, the 20% increase in comparable store sales was primarily driven by continued sales growth for the Pure Simplicity, Home Fragrance and Anti-bac product lines, primarily during the semi-annual sale period. The success of the semi-annual sale was supported by increased direct marketing and in-store promotional activities.

At the apparel businesses, the 3% increase in comparable store sales at Express was driven by sales increases in the women’s wear-to-work category, primarily pants, and by success in men’s woven shirts and dress pants, partially offset by declines in women’s shorts, knits and casual bottoms categories. This result was supported by the rollout of Express Design Studio to all stores by July 2004 and the success of our end-of-season sale. At Limited Stores, the 2% decrease in comparable store sales was primarily driven by the exit of dress categories and decreased incentive marketing activities.

The net sales increase at Mast was primarily driven by an increase in volume of third party customer sales versus the second quarter of 2003.

The change in net sales for the twenty-six weeks ended July 31, 2004 compared to August 2, 2003 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2003 Net sales	$1,720	$715	$1,204	$217	$3,856
Comparable store sales	122	95	11	—	228
Sales associated with new, closed and non-comparable remodeled stores, net	22	2	(22)	—	2
Victoria’s Secret Direct	68	—	—	—	68
Mast third party sales and other	—	—	—	35	35

2004 Net sales	$1,932	$812	$1,193	$252	$4,189

At Victoria’s Secret, the 11% increase in year-to-date comparable store sales was driven by growth in the bra category, particularly the Angels and Very Sexy sub-brands, the national launch of the Pink product line and the continued growth of the Beauty business. The 14% increase in net sales at Victoria’s Secret Direct was driven by growth in swimwear, wear-to-work clothing and bras, most notably the Body by Victoria shaping full coverage bra.

At Bath & Body Works, the 14% increase in year-to-date comparable store sales was primarily driven by the second quarter comparable store sales increase described above and continued sales growth in the Pure Simplicity, Home Fragrance and Anti-bac product lines.

At the apparel businesses, the 2% increase in comparable store sales at Express was driven by sales increases in the women’s wear-to-work category, primarily Express Design Studio’s Editor pant, and men’s woven shirts, dress pants and knits categories, partially offset by declines in women’s dresses, shorts and knits categories. At Limited Stores, the 1% decrease in comparable store sales was primarily driven by the exit of the dress category and decreased incentive marketing activities, partially offset by increases in pants and woven tops.

The net sales increase at Mast was primarily driven by an increase in volume of third party customer sales since the second quarter of 2003.

Gross Income

For the second quarter of 2004, the gross income rate (expressed as a percentage of net sales) increased to 36.1% from 34.9% for the same period in 2003 primarily due to a slight increase in merchandise margin at Victoria’s Secret and Express and leverage in buying and occupancy expense at Bath & Body Works.

The increase in merchandise margin rate at Victoria’s Secret was primarily driven by improved performance in the swimwear category at Victoria’s Secret Direct and the merchandise margin rate increase at Express resulted primarily from decreased markdowns related to men’s dress pants and woven shirts. Leverage in buying and occupancy expense at Bath & Body Works was primarily driven by a comparable store sales increase of 20%.

The year-to-date gross income rate increased to 35.2% from 34.1% in 2003. The increase in the year-to-date gross income rate was primarily driven by decreased markdowns at Victoria’s Secret Stores, improved performance in the swimwear category at Victoria’s Secret Direct and a decrease in the buying and occupancy expense rate. The decrease in the buying and occupancy expense rate was achieved through leverage at Bath & Body Works on a comparable store sales increase of 14% and a reduction in buying and occupancy costs at the apparel brands resulting from a decrease in rent and depreciation expense.

General, Administrative and Store Operating Expenses

For the second quarter of 2004, the general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 25.8% from 26.4% last year. The decrease in the general, administrative and store operating expense rate was primarily driven by the ability to leverage store selling expenses, the Company’s largest expense category, across all operating segments. The rate improvement was partially offset by an increase in incentive compensation costs.

The year-to-date general, administrative and store operating expense rate remained relatively flat at 26.9% compared to 26.8% in 2003. The rate improvement resulting from the ability to achieve leverage on store selling expenses was offset by a reserve related to legal matters in the first quarter and an increase in incentive compensation costs.

Interest Expense

	Second Quarter		Year-to-Date
	2004	2003	2004	2003
Average borrowings (millions)	$650.0	$650.0	$650.0	$732.6
Average effective borrowing rate	6.55%	6.51%	6.55%	6.69%

The Company incurred interest expense of $12.0 million for the second quarter of 2004 compared to $11.4 million for the same period in 2003. An increase in average borrowing rates contributed to the increase.

Year-to-date interest expense decreased to $23.7 million in 2004 from $38.4 million in 2003. The decrease in interest expense occurred because 2003 included a one time $13.4 million charge associated with the retirement of the Company’s $250 million 7 1/2% notes due in 2023. A decline in average borrowing rates also contributed to the decrease.

Other Non-operating Items

For the second quarter of 2004, interest income of $8.5 million was relatively flat compared to $8.1 million in 2003. Year-to-date interest income decreased to $16.4 million from $17.3 million in 2003. The decrease primarily relates to a decrease in the average invested cash balance and in the average effective interest rate.

For the second quarter of 2004, other income (loss) was $1.0 million compared to $0.9 million for the second quarter of 2003. Year-to-date other income (loss) was $41.9 million compared to ($7.6) million in 2003. The year-to-date improvement in other income compared to 2003 primarily relates to a $44.9 million gain related to the early collection of a long-term note receivable and the sale of third party warrants (related to the sale of New York & Company as further discussed in Note 4 to the Consolidated Financial Statements). The loss in 2003 was primarily driven by a $6.9 million loss on the sale of certain Mast joint ventures.

Gain on Investees’ Stock

In July 2004, the Company sold its remaining ownership interest in Galyan’s Trading Company, Inc. (“Galyan’s”) for $65.3 million resulting in a pretax gain of $17.6 million. Prior to the sale of Galyan’s shares, the Company accounted for its investment using the equity method.

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

Adjusted Data

Adjusted income information provides non-GAAP financial measures and gives effect to certain significant transactions and events that impact the comparability of the Company’s results in 2004 and 2003. Specifically, adjusted income excludes certain non-operating items which do not relate to the core performance of the Company’s business and affect the comparability of current period results. Accordingly, the following table adjusts net income for such transactions and events in determining the adjusted results, and reconciles the adjusted results to net income reported in accordance with accounting principles generally accepted in the United States of America.

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

Reconciliation of Adjusted Income Information for the thirteen weeks ended July 31, 2004 and August 2, 2003 (thousands except per share amounts):

	Thirteen Weeks Ended
	July 31, 2004				August 2, 2003
	Reported	Adjustments		Adjusted	Reported
Net sales	$2,210,832	—		$2,210,832	$2,014,106

Gross income	797,969	—		797,969	702,224

General, administrative and store operating expenses	(571,026)	—		(571,026)	(531,857)

Operating income	226,943	—		226,943	170,367
Interest expense	(12,047)	—		(12,047)	(11,425)
Interest income	8,459	—		8,459	8,107
Other income	980	—		980	910
Gain on investees’ stock	17,617	$(17,617	)(a)	—	—

Income before income taxes	241,952	(17,617)		224,335	167,959
Provision for income taxes	94,000	7,000		87,000	66,000

Net income	$147,952	$(10,617)		$137,335	$101,959

Net income per diluted share	$0.31			$0.29	$0.19

Weighted average shares outstanding	480,296			480,296	526,348

Notes to Reconciliation of Adjusted Income Information:

(a)	The adjusted results for the thirteen weeks ended July 31, 2004 exclude a $17.6 million pretax, non-operating gain resulting from the sale of the Company’s remaining ownership interest in Galyan’s (see Note 5 to the Consolidated Financial Statements).

Reconciliation of Adjusted Income Information for the twenty-six weeks ended July 31, 2004 and August 2, 2003 (thousands except per share amounts):

	Twenty-six Weeks Ended				Twenty-six Weeks Ended
	July 31, 2004				August 2, 2003
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Net sales	$4,189,035	—		$4,189,035	$3,856,403	—		$3,856,403

Gross income	1,473,623	—		1,473,623	1,314,287	—		1,314,287

General, administrative and store operating expenses	(1,127,308)	—		(1,127,308)	(1,034,869)	—		(1,034,869)

Operating income	346,315	—		346,315	279,418	—		279,418
Interest expense	(23,690)	—		(23,690)	(38,395)	—		(38,395)
Interest income	16,433	—		16,433	17,341	—		17,341
Other income (loss)	41,914	$(44,857	)(a)	(2,943)	(7,561)	—		(7,561)
Gain on investees’ stock	17,617	(17,617	)(b)	—	79,686	$(79,686	)(c)	—

Income before income taxes	398,589	(62,474)		336,115	330,489	(79,686)		250,803
Provision for income taxes	154,000	(23,000)		131,000	131,000	(32,000)		99,000

Net income	$244,589	$(39,474)		$205,115	$199,489	$(47,686)		$151,803

Net income per diluted share	$0.49			$0.41	$0.38			$0.29

Weighted average shares outstanding	497,868			497,868	526,690			526,690

Notes to Reconciliation of Adjusted Income Information:

(a)	The adjusted results for the twenty-six weeks ended July 31, 2004 exclude a $44.9 million pretax, non-operating gain resulting from the early collection of a long-term note receivable and the sale of New York & Company warrants held by the Company (see Note 4 to the Consolidated Financial Statements).
(b)	The adjusted results for the twenty-six weeks ended July 31, 2004 exclude a $17.6 million pretax, non-operating gain resulting from the sale of the Company’s remaining ownership interest in Galyan’s (see Note 5 to the Consolidated Financial Statements).
(c)	The adjusted results for the twenty-six weeks ended August 2, 2003 exclude a $79.7 million pretax, non-operating gain resulting from the sale of approximately one-half of the Company’s investment in ADS (see Note 5 to the Consolidated Financial Statements).

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. In addition, the Company has funds available from an unsecured revolving credit facility as well as a commercial paper program which is backed by the credit facility. The Company did not issue commercial paper or draw on the credit facility during the twenty-six weeks ended July 31, 2004 and August 2, 2003. However, changes in consumer spending patterns, consumer preferences and overall economic conditions could impact the availability of future operating cash flows.

A summary of the Company’s working capital position and capitalization follows (millions):

	July 31, 2004	January 31, 2004	August 2, 2003
Working capital	$2,218	$3,036	$2,528

Capitalization:
Long-term debt	$648	$648	$648
Shareholders’ equity	4,418	5,266	4,875

Total capitalization	$5,066	$5,914	$5,523

Additional amounts available under credit agreements	$750	$1,250	$1,250

The Company’s operations are seasonal in nature and consist of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). The fourth quarter, including the holiday period, typically accounts for approximately one-third of net sales for the year. Accordingly, cash requirements are highest in the third quarter as the Company’s inventory builds in anticipation of the holiday period, which generates a substantial portion of the Company’s operating cash flow for the year. The Company regularly evaluates its capital needs, financial condition and possible needs for and uses of its cash.

Net cash provided by operating activities was $154.4 million for the twenty-six weeks ended July 31, 2004 versus $86.5 million for the same period in 2003. The increase in cash provided by operating activities relates primarily to an increase in net income, as well as an increase in accounts payable due to timing of payments and inventory receipts, partially offset by higher inventory balances in 2004 primarily related to new product launches at Victoria’s Secret and Bath & Body Works.

Net cash used for investing activities of $82.5 million for the twenty-six weeks ended July 31, 2004 primarily included $238.1 million in capital expenditures, partially offset by cash inflows of $75.0 million from the collection of a long-term note receivable, $20.0 million from the sale of third party warrants and $65.3 million from the sale of investee’s stock. Net cash used for investing activities of $10.7 million for the twenty-six weeks ended August 2, 2003 primarily included $146.8 million in capital expenditures, partially offset by cash inflows of $130.7 million from the sale of approximately one-half of the Company’s investment in ADS.

Net cash used for financing activities of $1.1 billion for the twenty-six weeks ended July 31, 2004 primarily included (i) the repurchase of 50.6 million shares of common stock for $1.0 billion through the Company’s modified “Dutch Auction” tender offer in April 2004, (ii) cash payments of $51.3 million related to the repurchase of 2.7 million of the 3.0 million shares of common stock repurchased during the second quarter under the Company’s $100 million share repurchase program, and (iii) quarterly dividend payments of $0.12 per share or $119.1 million. These uses of cash were partially offset by proceeds from the issuance of stock options. Net cash used for financing activities of $98.2 million for the twenty-six weeks ended August 2, 2003 included the issuance of $350 million in long-term debt, which was more than offset by the redemption of $250 million in debentures, quarterly dividend payments of $0.10 per share or $104.5 million and the repurchase of 6.8 million shares of common stock for $98.5 million.

In August 2004, the Company completed the $100 million share repurchase program and announced that the Board of Directors of the Company had authorized the repurchase of an additional $250 million of the Company’s common stock.

The Company has a shelf registration statement, under which up to $500 million of debt securities, common and preferred stock, and other securities may be issued. To date, no securities have been issued under this registration statement.

Capital Expenditures

Capital expenditures amounted to $238.1 million and $146.8 million for the twenty-six weeks ended July 31, 2004 and August 2, 2003, of which approximately $210 million and $115 million, respectively, were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to information technology.

The Company anticipates spending between $500 and $550 million for capital expenditures in 2004, the majority of which relates to the remodeling of and improvements to existing stores. The anticipated increase in capital spending in 2004 is primarily driven by remodeling activities related to key initiatives including (i) our mall remodel strategy focused on high performance stores in the top markets, (ii) the introduction of the Pink product line at Victoria’s Secret and (iii) the Express Design Studio, a new wear-to-work assortment at Express. The Company expects that 2004 capital expenditures will be funded principally by net cash provided by operating activities.

Contingent Liabilities and Contractual Obligations

The Company’s contingent liabilities include approximately $442 million of remaining lease and lease related guarantees related to the divestiture of several former subsidiaries, as well as a $25 million guarantee and a $31 million standby letter of credit related to the Company’s investment in Easton Town Center, LLC. These contingent liabilities are discussed further in Note 11 to the Consolidated Financial Statements.

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

During 2004, the Company entered into two four-year telecommunication contracts related to national and international service which together require minimum spending of approximately $20 million per year through May 2008.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of July 31, 2004 has not significantly changed since January 31, 2004. Information regarding the Company’s financial instruments and market risk as of January 31, 2004 is disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s Board of Directors and the Company, as nominal defendant. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the “Contingent Stock Redemption Agreement”) constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a “wasteful transaction in its own right.” On February 16, 2000, plaintiffs filed a first amended consolidated derivative complaint (the “amended complaint”), which made allegations similar to the first complaint but added allegations apparently intended to show that certain directors were not disinterested in those decisions. Defendants moved to dismiss the amended complaint on April 14, 2000 and, on March 27, 2002, the Court granted the motion in part and denied the motion in part. On May 10, 2002, the Company’s Board of Directors appointed a special litigation committee composed of directors Donald B. Shackelford and Raymond Zimmerman and granted that committee the authority to investigate the claims asserted in the amended complaint and to determine the Company’s response to them. On October 31, 2002, the special litigation committee (“SLC”) filed a motion on behalf of the Company to dismiss the action on the basis that pursuit of the claims was not in the best interests of the Company. On February 25, 2004, the parties agreed to a settlement of the litigation. Under the terms of the settlement, Mr. Wexner, his immediate family members and affiliated entities agreed not to tender any shares in the issuer tender offer commenced by the Company on February 27, 2004 and not to sell any shares of Limited Brands common stock for a period commencing February 25, 2004 and ending six months after completion of the tender offer. In addition, Mr. Wexner agreed to contribute to the Company an amount equal to one half of plaintiffs’ counsel fees and expenses awarded by the Court, with Mr. Wexner to contribute more than one half to the extent necessary to limit the Company’s contribution to $3 million. Such contribution may be effected through the forfeiture of stock options, the payment of cash or other consideration. The Company, Mr. Wexner and the other defendants agreed not to object to aggregate plaintiffs’ counsel fees and expenses of up to $10 million. On August 10, 2004, the Court of Chancery entered a judgment approving the settlement and awarding to plaintiffs counsel fees and expenses of $7 million, over the objections of two alleged shareholders of the Company. This judgment is subject to appeal through September 9, 2004.

Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 2. ISSUER PURCHASES OF EQUITY SECURITIES

The following table outlines the Company’s repurchases of its common stock during the second quarter ended July 31, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Number of Shares (or approximate Dollar value) that May Yet Be Purchased (3)
May	799	$20.81	—	$100,000,000
June	1,164,751	$18.77	1,069,500	$79,899,597
July	1,893,000	$19.69	1,893,000	$42,577,288

Total	3,058,550	$19.34	2,962,500	$42,577,288

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.
(2)	The average price paid per share excludes any broker commissions
(3)	On May 17, 2004, the Company announced that its Board of Directors had authorized the repurchase of $100 million of the Company’s common stock.

On August 19, 2004, the Company announced that its Board of Directors authorized an additional $250 million share repurchase program.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 17, 2004. The matters voted upon and the results of the voting were as follows:

a)	Eugene M. Freedman, V. Ann Hailey, David T. Kollat and Leslie H. Wexner were elected to the Board of Directors for a term of three years. Of the 409,687,386 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows, with respect to each of the nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
Eugene M. Freedman	399,407,568	10,279,818
V. Ann Hailey	401,851,995	7,835,391
David T. Kollat	404,379,405	5,307,981
Leslie H. Wexner	404,828,981	4,858,405

In addition, directors whose term of office continued after the Annual Meeting were: E. Gordon Gee, James L. Heskett, Donna A. James, Leonard A. Schlesinger, Donald B. Shackelford, Allan R. Tessler, Abigail S. Wexner and Raymond Zimmerman.

b)	The shareholders were asked to consider and vote upon a proposal to adopt the 2004 Restatement of the 1993 Stock Option and Performance Incentive Plan. Of the 409,687,386 shares present in person or represented by proxy at the meeting, 325,113,570 shares were voted for the proposal, 37,298,188 shares were voted against the proposal, and 4,648,176 shares abstained from voting with respect to the proposal.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

15.	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

(b)	Reports on Form 8-K.

1.	Form 8-K dated May 17, 2004: The Company issued a press release setting forth its first quarter 2004 earnings. (1)

(1)	This Report on Form 8-K was furnished pursuant to Item 12.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ V. ANN HAILEY
V. Ann Hailey Executive Vice President and Chief Financial Officer*

Date: September 9, 2004

*	Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.