Form 10-Q
period 2004-10-30
LIMITED BRANDS INC
filed 2004-12-08
CIK 701985

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2004

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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at December 3, 2004
406,425,646 Shares

LIMITED BRANDS, INC.

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this Quarterly Report on Form 10-Q (“Report”) or otherwise made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2004 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Report or otherwise made by the Company or management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; our ability to service our debt, any debt we draw down under our credit facilities, and any other debt we incur, and the restrictions the agreements related to such debt impose upon us; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company’s products and the ability to develop new merchandise; the ability to retain, hire and train key personnel; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner; risks associated with relying on foreign sources of production, including risks related to the disruption of imports by labor disputes; and risks associated with the possible lack of availability of suitable store locations on appropriate terms. Investors should read Exhibit 99.1 to the Company’s Annual Report on Form 10-K, as well as the Company’s other filings with the Securities and Exchange Commission, for a more complete discussion of these and other factors that might affect the Company’s performance and financial results. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

PART I— FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net sales	$1,890,855	$1,846,770	$6,079,890	$5,703,173
Costs of goods sold, buying and occupancy	(1,277,270)	(1,251,317)	(3,992,682)	(3,793,433)

Gross income	613,585	595,453	2,087,208	1,909,740
General, administrative and store operating expenses	(560,440)	(553,281)	(1,687,748)	(1,588,150)

Operating income	53,145	42,172	399,460	321,590
Interest expense	(13,234)	(11,690)	(36,924)	(50,085)
Interest income	7,123	36,776	23,556	54,117
Other income (loss)	53,311	5,060	95,225	(2,501)
Gains on investees’ stock	—	128,356	17,617	208,042

Income before income taxes	100,345	200,674	498,934	531,163
Provision for income taxes	22,000	71,000	176,000	202,000

Net income	$78,345	$129,674	$322,934	$329,163

Net income per basic share	$0.17	$0.25	$0.67	$0.63

Net income per diluted share	$0.16	$0.25	$0.66	$0.63

Dividends per share	$0.12	$0.10	$0.36	$0.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	October 30, 2004	January 31, 2004	November 1, 2003
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$2,135,204	$3,130,347	$1,819,476
Accounts receivable	134,575	112,137	347,199
Inventories	1,561,651	943,426	1,387,599
Other	252,490	247,037	240,845

Total current assets	4,083,920	4,432,947	3,795,119

Property and equipment, net	1,551,351	1,460,331	1,485,653

Goodwill	1,310,868	1,310,868	1,310,868

Trade names and other intangible assets, net	435,634	440,990	444,160

Other assets	119,262	234,432	246,154

Total assets	$7,501,035	$7,879,568	$7,281,954

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$622,427	$427,740	$521,775
Accrued expenses	625,718	690,206	559,489
Income taxes	73,637	279,208	86,208

Total current liabilities	1,321,782	1,397,154	1,167,472

Deferred income taxes	142,083	134,351	112,786

Long-term debt	1,146,483	648,218	648,180

Other long-term liabilities	430,929	434,186	443,141

Shareholders’ equity:
Common stock	261,926	261,926	261,926
Paid-in capital	1,646,774	1,673,910	1,684,361
Retained earnings	3,558,479	3,416,878	3,081,573

	5,467,179	5,352,714	5,027,860
Less: treasury stock, at average cost	(1,007,421)	(87,055)	(117,485)

Total shareholders’ equity	4,459,758	5,265,659	4,910,375

Total liabilities and shareholders’ equity	$7,501,035	$7,879,568	$7,281,954

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 30, 2004	November 1, 2003
Operating activities:
Net income	$322,934	$329,163
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	227,217	215,749
Gain from early collection of long-term note receivable	(24,857)	—
Gain on sale of third party warrants	(65,668)	—
Gains on sale of investees’ stock	(17,617)	(208,042)
(Gain) loss on sale of property	(8,696)	576
Deferred income taxes	(12,423)	(16,191)
Stock compensation	5,360	15,564
Loss on sale of joint ventures	—	6,921
Debt extinguishment costs	—	5,548
Change in assets and liabilities:
Accounts receivable	(22,438)	(1,493)
Inventories	(618,225)	(421,163)
Accounts payable and accrued expenses	156,201	27,706
Income taxes payable	(165,381)	(105,192)
Other assets and liabilities	22,843	(1,314)

Net cash used for operating activities	(200,750)	(152,168)

Investing activities:
Capital expenditures	(364,827)	(232,109)
Proceeds from settlement of long-term note receivable	75,000	—
Proceeds from sale of Lerner warrants	65,668	—
Proceeds from sale of investees’ stock	65,333	130,673
Proceeds from sale of property	23,797	—
Other investing activities	(4,820)	5,752

Net cash used for investing activities	(139,849)	(95,684)

Financing activities:
Repurchase of common stock	(1,114,650)	(149,988)
Dividends paid	(175,456)	(156,269)
Repayment of long-term debt	—	(250,000)
Net proceeds from issuance of long-term debt	498,150	350,000
Proceeds from exercise of stock options and other	137,412	10,553

Net cash used for financing activities	(654,544)	(195,704)

Net decrease in cash and equivalents	(995,143)	(443,556)

Cash and equivalents, beginning of year	3,130,347	2,263,032

Cash and equivalents, end of period	$2,135,204	$1,819,476

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

The consolidated financial statements as of and for the thirteen week and thirty-nine week periods ended October 30, 2004 and November 1, 2003 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s 2003 Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Shareholders’ Equity and Earnings Per Share

At October 30, 2004, one billion shares of $0.50 par value common stock were authorized, 523.9 million were issued and 472.9 million were outstanding. At January 31, 2004, 523.9 million shares were issued and 518.1 million were outstanding. At November 1, 2003, 523.9 million shares were issued and 516.2 million were outstanding. In addition, ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

In April 2004, the Company completed a modified “Dutch Auction” tender offer under which the Company repurchased approximately 50.6 million shares of its outstanding common stock for $1 billion, or $19.75 per share.

In May 2004, the Board of Directors of the Company authorized the repurchase of $100 million of the Company’s common stock. The Company completed this $100 million repurchase in August 2004, repurchasing approximately 5.1 million shares of its common stock at an average price per share of approximately $19.42.

In August 2004, the Board of Directors of the Company authorized the repurchase of an additional $250 million of the Company’s common stock. Before this repurchase was superseded by the $2 billion tender offer announced in October 2004 (see Note 14), the Company had repurchased approximately 0.7 million shares of its common stock under this authorization for $14.6 million at an average price per share of approximately $21.04.

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

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Common shares issued	523,852	523,852	523,852	523,763
Treasury shares	(53,078)	(6,769)	(40,891)	(3,772)

Basic shares	470,774	517,083	482,961	519,991
Dilutive effect of stock options and restricted shares	9,124	7,297	8,917	5,929

Diluted shares	479,898	524,380	491,878	525,920

The quarterly computations of earnings per diluted share exclude options to purchase 0.9 million and 14.9 million shares of common stock for the thirteen weeks ended October 30, 2004 and November 1, 2003 and the year-to-date computation of earnings per diluted share excludes options to purchase 1.6 million and 20.2 million shares for 2004 and 2003, because the options’ exercise prices were greater than the average market price of the common shares during those periods.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(thousands except per share amounts)	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003
Net income, as reported	$78,345	$129,674	$322,934	$329,163
Add: Stock compensation cost recorded, net of tax	1,570	2,366	3,598	10,207
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(7,127)	(9,598)	(25,328)	(29,843)

Pro forma net income	$72,788	$122,442	$301,204	$309,527

Earnings per basic share, as reported	$0.17	$0.25	$0.67	$0.63
Earnings per basic share, pro forma	$0.15	$0.24	$0.62	$0.60
Earnings per diluted share, as reported	$0.16	$0.25	$0.66	$0.63
Earnings per diluted share, pro forma	$0.15	$0.24	$0.62	$0.59

4. Other Income (Loss)

Other income (loss) primarily includes the non-operating gains described below.

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

In connection with the agreement to prepay the note and to purchase the warrants, as amended on August 5, 2004, New York & Company agreed to make an additional payment to Limited Brands if (i) New York & Company completed an initial public offering pursuant to a registration statement filed on or before December 31, 2004 or was sold pursuant to an agreement entered into on or before December 31, 2004 and (ii) the implied equity value of New York & Company based upon one of the above transactions exceeded $156.8 million. On May 24, 2004, New York & Company filed an initial registration statement with the SEC in connection with an initial public offering. This initial public offering was completed on October 7, 2004 and the agreed upon payment of $45.7 million was received by the Company on October 13, 2004, at which time the Company recognized a $45.7 million pretax, non-operating gain.

5. Gains on Investees’ Stock

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

7. Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	October 30, 2004	January 31, 2004	November 1, 2003
Property and equipment, at cost	$3,838,025	$3,744,819	$3,762,684
Accumulated depreciation	(2,286,674)	(2,284,488)	(2,277,031)

Property and equipment, net	$1,551,351	$1,460,331	$1,485,653

8. Trade Names and Other Intangible Assets, Net

Intangible assets, not subject to amortization, represent trade names of $411.0 million as of October 30, 2004, January 31, 2004 and November 1, 2003.

Intellectual property assets and other intangibles, subject to amortization, were as follows (thousands):

	October 30, 2004	January 31, 2004	November 1, 2003
Gross carrying amount	$56,277	$56,117	$56,117
Accumulated amortization	(31,643)	(26,127)	(22,957)

Intellectual property assets and other intangible assets, net	$24,634	$29,990	$33,160

The estimated annual amortization expense for these intangible assets is approximately $8 million each year through 2006 and approximately $5 million in 2007, at which time these intangible assets will be fully amortized.

9. Income Taxes

The provision for income taxes is based on the annual effective tax rate and also reflects a $16 million tax benefit primarily related to the favorable resolution of certain state tax matters during the third quarter of 2004. Income taxes paid during the thirty-nine weeks ended October 30, 2004 and November 1, 2003 approximated $353.4 million and $322.1 million, respectively. Income taxes payable included net current deferred tax liabilities of $49.5 million at October 30, 2004, $69.7 million at January 31, 2004 and $51.7 million at November 1, 2003.

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

In March 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. This ruling also applied to years 1993 and 1994. In the third quarter of 2003, the Company reached an agreement with the IRS regarding the computation of interest and recognized interest income of $30 million related to the Company’s appeal of the 1992 through 1994 years, of which $28 million was collected in the fourth quarter of 2003; the remaining balance reduced deferred tax liabilities. While the outcome cannot yet be determined, the Company is pursuing additional actions to obtain a refund of tax of up to $85 million plus interest related to the 1995 through 2000 years.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was passed. The Act provides for a special one-time deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met. The Company has historically provided U.S. tax on all of its foreign earnings at the applicable tax rate. The Company is currently evaluating the impact of the Act which is contingent upon the resolution of the actions noted above related to the 1995 through 2000 years and upon meeting the provisions of the Act.

10. Long-term Debt

Unsecured long-term debt, net of unamortized discount, consisted of (thousands):

	October 30, 2004	January 31, 2004	November 1, 2003
6.125% $300 million Notes due December 2012	$298,964	$298,870	$298,836
6.95% $350 million Debentures due March 2033	349,366	349,348	349,344
5.25% $500 million Notes due November 1, 2014	498,153	—	—

	$1,146,483	$648,218	$648,180

On October 26, 2004, the Company issued $500 million of 5.25% notes utilizing a shelf registration statement, under which up to $500 million of debt securities, common and preferred stock, and other securities could be issued.

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

As of October 30, 2004, the Company had a 5-year $750 million unsecured revolving credit facility (the “Facility”), under which borrowings outstanding, if any, would be due July 13, 2006.

The Facility had several borrowing and interest rate options. Fees payable under the Facility were based on the Company’s long-term credit ratings, and were 0.125% of the committed amount per year.

The Facility required the Company to maintain certain specified fixed charge and debt to capital ratios. The Company was in compliance with these requirements at October 30, 2004.

The Facility was available to support the Company’s commercial paper and letter of credit programs, which are used from time to time to fund working capital and other general corporate requirements. The Company did not issue commercial paper or draw on the Facility during the thirty-nine weeks ended October 30, 2004. In addition, no commercial paper or amounts under the Facility were outstanding at October 30, 2004. The Facility was replaced with a $1 billion unsecured revolving credit facility effective November 22, 2004 (see Note 14).

Cash paid for interest during the thirty-nine weeks ended October 30, 2004 and November 1, 2003 was $37.3 million and $43.1 million, respectively.

11. Commitments and Contingencies

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $403 million related to lease obligations of Abercrombie & Fitch, Too Inc., Galyan’s, Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015, unless extended or renewed. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate only to leases that commenced prior to the disposition of the subsidiaries. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liability being triggered under these guarantees is remote.

Also, in connection with the Company’s investment in Easton Town Center, LLC (“ETC”), the Company has guaranteed $25 million of ETC’s $210 million secured bank loan.

Additionally, in June 1999, the Company issued a $31 million standby letter of credit, on which the City of Columbus, Ohio (the “City”) could draw solely to pay principal and interest on public bonds issued by the City for infrastructure development at Easton. In November 2004, the City determined that this letter of credit was no longer required and terminated the letter of credit agreement.

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

12. Shareholder Litigation

During 1999, shareholders of the Company filed a lawsuit against the Board of Directors and the Company, as nominal defendant, related to the Company’s June 1999 Tender Offer and the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust. This matter has now been settled and the plaintiffs’ counsel has been awarded fees and expenses of $7 million. Mr. Wexner has agreed to contribute, through the forfeiture of stock options, the payment of cash or other consideration, an amount sufficient to limit the Company’s contribution to $3 million. The Company’s estimated cash contribution has not been paid and was included in accrued liabilities as of October 30, 2004 and January 31, 2004.

13. Segment Information

The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, personal and beauty care products and accessories marketed primarily under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through its stores and direct response (catalogue and e-commerce) businesses. The Bath & Body Works segment derives its revenues from the sale of personal care products and accessories and home fragrance products marketed primarily under the Bath & Body Works and White Barn Candle Company brand names. The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express and Limited Stores.

Segment information for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 follows (thousands):

	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
2004
Thirteen weeks:
Net sales	$830,039	$349,984	$584,449	$126,383	$1,890,855
Operating income (loss)	107,161	4,663	(17,801)	(40,878)	53,145
Thirty-nine weeks:
Net sales	$2,761,986	$1,162,250	$1,776,921	$378,733	$6,079,890
Operating income (loss)	447,392	90,583	8,659	(147,174)	399,460
2003
Thirteen weeks:
Net sales	$733,429	$320,301	$663,185	$129,855	$1,846,770
Operating income (loss)	84,751	4,599	(8,863)	(38,315)	42,172
Thirty-nine weeks:
Net sales	$2,454,001	$1,034,958	$1,867,719	$346,495	$5,703,173
Operating income (loss)	370,639	73,303	2,771	(125,123)	321,590

(a)	Includes Corporate, Mast third party sales and Henri Bendel.

14. Subsequent Events

On October 6, 2004, the Company announced that the Board of Directors of the Company had authorized the repurchase of $2 billion of the Company’s outstanding common stock through a modified “Dutch Auction” tender offer, which expired on November 22, 2004. Under this tender offer, the Company repurchased 69.0 million shares of common stock at a purchase price of $29 per share.

Upon the expiration of this tender offer on November 22, 2004, the Board of Directors announced a $500 million special dividend, or approximately $1.23 per share, payable to shareholders of record on December 22, 2004.

Also upon expiration of this tender offer, the Company replaced its existing $750 million unsecured revolving credit facility, with a new $1 billion unsecured revolving credit facility (the “Facility”). The Facility is available to support the Company’s commercial paper and letter of credit programs, which may be used from time to time to fund working capital and other general corporate requirements. Borrowings outstanding under the Facility, if any, are due in November 2009. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.15% of the committed amount per year.

In connection with this tender offer, the Company also borrowed $500 million under a term loan agreement that became effective in November 2004 (the “Term Loan”). The amount outstanding under the Term Loan agreement is due in quarterly installments of $25 million from March 2007 to December 2008 and $75 million from March 2009 to December 2009.

The Facility and the Term Loan have several interest rate options, which are based in part on the Company’s long-term credit ratings, and require the Company to maintain certain specified fixed charge and debt to earnings ratios.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and its subsidiaries (the “Company”) as of October 30, 2004 and November 1, 2003, the related consolidated statements of income for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003, and the consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2004 and November 1, 2003. These financial statements are the responsibility of the Company’s management.

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

November 18, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Executive Overview

Limited Brands, Inc. (the “Company”) operates in the highly competitive specialty retail business. The Company sells women’s intimate apparel, personal care and beauty products and women’s and men’s apparel through its retail stores (primarily mall-based) and direct response (catalogue and e-commerce) businesses.

Strategy

In 2004, the Company has continued its focus on core intimate apparel, personal care and beauty product brands, while decreasing its reliance on the apparel businesses. The Company’s focus, similar to the consumer packaged goods industry, is on its core, prestige brands and on product innovation to support a strategy for continued growth.

The Company’s strategic agenda is to continue to focus on brands, talent and capability.

Brands

In the third quarter of 2004, the Company continued to see positive results from product extensions, including the launch of the Satin Angels “Uplift” bra, the rollout of the Pink product line and the continued growth of the beauty products business at Victoria’s Secret and the rollout of the Henri Bendel Home Fragrance product line at Bath & Body Works.

In addition, during the quarter the Company began testing two new stand-alone store concepts: C.O. Bigelow, focusing on upscale body care, face care, beauty and cosmetics products; and Henri Bendel, another entrant in the personal care, beauty and lingerie business.

The Company continues to concentrate on brand building activities by investing in store design and by implementing a more focused promotional strategy. Accordingly, during 2004, the Company has eliminated most of the promotional activity that discounts the entire store and has shifted its focus to more targeted product promotions combined with quarterly sale events. We believe these brand building activities have supported our brand repositioning strategy at all of our brands.

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

Capability

The Company is focused on a number of initiatives to develop and improve operational capabilities, including: a Center-based creative team focused on new products and product extensions; the implementation of a new human resources system throughout the business in 2004; an enterprise-wide focus on the procurement of non-merchandise goods and services; and store operating initiatives which are intended to drive sales and labor productivity. The Company is also standardizing and upgrading our technology and processes in order to support the future growth of the business.

The Company’s strong financial position enabled it to deliver enhanced shareholder value by returning capital to its investors through three recent actions. In May 2004, the Company announced that its Board of Directors had authorized a $100 million share repurchase program. This share repurchase program was completed in August 2004. Also in August 2004, the Company announced that its Board of Directors had authorized an additional $250 million share repurchase program, under which $14.6 million in shares were repurchased. This repurchase program was superseded on October 6, 2004 when the Company announced that the Board of Directors of the Company had authorized a $2.5 billion recapitalization. In accordance with the plan, the Company repurchased $2 billion of the Company’s outstanding common stock through a modified “Dutch Auction” tender offer. Under this tender offer, which expired on November 22, 2004, the Company repurchased approximately 69 million shares of common stock at a purchase price of $29 per share. Upon expiration of this tender offer, the Company announced that the Board of Directors had approved a $500 million special dividend, or approximately $1.23 per share, payable to shareholders of record on December 22, 2004.

Third Quarter 2004 Results

In the third quarter of 2004, key economic indicators, including GDP growth, the unemployment rate and initial jobless claims continued to show signs of improvement over last year, while higher energy prices and a stagnant stock market contributed to declines in consumer sentiment. The Company’s third quarter operating results may have been impacted by the mixed external economic environment during the third quarter.

In the third quarter of 2004, net sales increased approximately 2% or $44 million, comparable store sales increased 1%, and operating income increased approximately 26% to $53 million compared to the third quarter of 2003.

For the thirty-nine week period ended October 30, 2004, net sales increased approximately 7% or $377 million, comparable store sales increased 6%, and operating income increased approximately 24% to $399 million compared to 2003.

The following summarized financial and statistical data compares reported results for the thirteen week and thirty-nine week periods ended October 30, 2004 and November 1, 2003:

	Third Quarter			Year-to-Date
	2004	2003	Change	2004	2003	Change
Net Sales (millions):
Victoria’s Secret Stores	$632	$557	13%	$2,007	$1,787	12%
Victoria’s Secret Direct	198	177	12%	755	667	13%

Total Victoria’s Secret	830	734	13%	2,762	2,454	13%

Bath & Body Works	350	320	9%	1,162	1,035	12%

Express	450	504	(11)%	1,374	1,431	(4)%
Limited Stores	135	159	(15)%	403	437	(8)%

Total apparel businesses	585	663	(12)%	1,777	1,868	(5)%

Other (a)	126	130	(3)%	379	346	10%

Total net sales	$1,891	$1,847	2%	$6,080	$5,703	7%

Segment Operating Income (millions):
Victoria’s Secret	$107	$85	26%	$447	$371	20%
Bath & Body Works	5	5	0%	90	73	23%
Apparel	(18)	(9)	(100)%	9	3	200%
Other (a)	(41)	(39)	(5)%	(147)	(125)	(18)%

Total operating income	$53	$42	26%	$399	$322	24%

	Third Quarter		Year-to-Date
	2004	2003	2004	2003
Comparable Store Sales (b):
Victoria’s Secret	13%	5%	11%	4%

Bath & Body Works	9%	3%	13%	2%

Express	(12)%	(2)%	(3)%	(1)%
Limited Stores	(13)%	0%	(5)%	(3)%

Total apparel businesses	(13)%	(2)%	(4)%	(1)%

Henri Bendel	(4)%	13%	12%	6%

Total comparable store sales increase	1%	2%	6%	1%

(a)	Other includes Corporate, Mast and Henri Bendel.
(b)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

	Third Quarter			Year-to-Date
	2004	2003	Change	2004	2003	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret	$132	$119	11%	$420	$381	10%
Bath & Body Works	$98	$90	9%	$327	$290	13%
Apparel	$77	$85	(9)%	$233	$235	(1)%
Retail sales per average store (thousands):
Victoria’s Secret	$632	$551	15%	$1,997	$1,765	13%
Bath & Body Works	$221	$197	12%	$730	$635	15%
Apparel	$468	$495	(5)%	$1,395	$1,374	2%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,821	4,659	3%
Bath & Body Works	2,261	2,198	3%
Apparel	6,036	5,902	2%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,826	4,710	2%
Bath & Body Works	3,577	3,565	0%
Apparel	7,545	7,891	(4)%

	Third Quarter		Year-to-Date
	2004	2003	2004	2003
Number of Stores:
Victoria’s Secret
Beginning of period	1,000	1,008	1,009	1,014
Opened	7	5	10	7
Closed	(6)	(2)	(18)	(10)

End of period	1,001	1,011	1,001	1,011

Bath & Body Works
Beginning of period	1,586	1,623	1,604	1,639
Opened	4	3	8	5
Closed	(8)	(4)	(30)	(22)

End of period	1,582	1,622	1,582	1,622

Apparel
Beginning of period	1,249	1,340	1,297	1,382
Opened	7	5	13	6
Closed	(6)	(8)	(60)	(51)

End of period	1,250	1,337	1,250	1,337

	Number of Stores			Selling Square Feet (thousands)
	October 30, 2004	November 1, 2003	Change	October 30, 2004	November 1, 2003	Change
Victoria’s Secret	1,001	1,011	(10)	4,826	4,710	116

Bath & Body Works	1,582	1,622	(40)	3,577	3,565	12

Express Women’s	488	582	(94)	3,020	3,654	(634)
Express Men’s	246	319	(73)	997	1,294	(297)
Express Dual Gender	184	90	94	1,526	806	720

Total Express	918	991	(73)	5,543	5,754	(211)

Limited Stores	332	346	(14)	2,002	2,137	(135)

Total apparel	1,250	1,337	(87)	7,545	7,891	(346)

Henri Bendel	2	1	1	37	35	2

Total stores and selling square feet	3,835	3,971	(136)	15,985	16,201	(216)

Net Sales

The change in net sales for the third quarter of 2004 compared to 2003 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2003 Net sales	$734	$320	$663	$130	$1,847
Comparable store sales	61	26	(69)	—	18
Sales associated with new, closed and non-comparable remodeled stores, net	14	4	(9)	—	9
Victoria’s Secret Direct	21	—	—	—	21
Mast third party sales and other	—	—	—	(4)	(4)

2004 Net sales	$830	$350	$585	$126	$1,891

At Victoria’s Secret, the 13% increase in comparable store sales was primarily driven by incremental sales from the Pink product line, which had been rolled out to the majority of Victoria’s Secret stores by July 2004, and by continued growth in the bra category and the Beauty business. Sales increases in the bra category were driven by the re-launch of the Body by Victoria shaping full coverage bra and the introductions of the Satin Angels “Uplift” bra and the Body by Victoria shaping thin strap demi. Growth in the Beauty business was primarily driven by the continued success of the Very Sexy for Her 2 fragrance, and from continued growth in the Hair Care and Garden product lines. The 12% increase in net sales at Victoria’s Secret Direct was driven by growth in almost all product categories, including woven separates, bras and panties, knit tops, and denim.

At Bath & Body Works, the 9% increase in comparable store sales was primarily driven by sales growth for the Spa, Home Fragrance and Anti-bac product lines which was supported by either direct mail or in-store promotions.

At the apparel businesses, the 12% decrease in comparable store sales at Express reflects the continued focus on repositioning the Express brand to a regular priced business. From a category perspective, Express experienced declines in women’s knit tops and casual woven bottoms, as well as declines in men’s denim and knit tops, partially offset by increases in the women’s wear-to-work category. At Limited Stores, the 13% decrease in comparable store sales was primarily driven by declines in sweaters and knit tops.

The change in net sales for the thirty-nine weeks ended October 30, 2004 compared to November 1, 2003 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2003 Net sales	$2,454	$1,035	$1,868	$346	$5,703
Comparable store sales	183	122	(58)	—	247
Sales associated with new, closed and non-comparable remodeled stores, net	36	5	(33)	—	8
Victoria’s Secret Direct	89	—	—	—	89
Mast third party sales and other	—	—	—	33	33

2004 Net sales	$2,762	$1,162	$1,777	$379	$6,080

At Victoria’s Secret, the 11% increase in year-to-date comparable store sales was driven by growth in the bra category, particularly the Angels and Very Sexy sub-brands, the national launch of the Pink product line and the continued growth of the Beauty business. The 13% increase in net sales at Victoria’s Secret Direct was driven by growth in swimwear, woven separates, bras and knit tops.

At Bath & Body Works, the 13% increase in year-to-date comparable store sales was primarily driven by continued sales growth in Spa, Pure Simplicity, Home Fragrance and Anti-bac product lines.

At the apparel businesses, the 3% decrease in comparable store sales at Express reflects a repositioning of the brand to a regular priced business and was primarily driven by declines in women’s dresses, shorts, casual woven bottoms and knits categories, partially offset by increases in the women’s wear-to-work category. At Limited Stores, the 5% decrease in comparable store sales was primarily driven by the exit of the dress category, decreased incentive marketing activities and declines in sweaters and knit tops, partially offset by increases in pants and woven tops.

The net sales increase at Mast was primarily driven by an increase in volume of third party customer sales since the third quarter of 2003.

Gross Income

For the third quarter of 2004, the gross income rate (expressed as a percentage of net sales) increased slightly to 32.5% from 32.2% for the same period in 2003 primarily driven by leverage in buying and occupancy expense at Victoria’s Secret and Bath & Body Works. The decrease in the buying and occupancy rate resulted from leverage achieved on a comparable store sales increase of 9% at Bath & Body Works and a 12% increase in sales at Victoria’s Secret Direct. This decrease was partially offset by an increase in the buying and occupancy rate at apparel due to the inability to leverage expenses on a 13% decline in comparable store sales. Merchandise margins were flat compared to 2003, as an increase in the merchandise margin rate at Victoria’s Secret Direct was offset by declines at Bath & Body Works and apparel. The decrease in the merchandise margin rate at Bath & Body Works relates primarily to a change in product mix associated with higher sales of lower margin products. The decrease in the merchandise margin rate at apparel relates to markdowns on sweaters and woven tops at Limited Stores and increased markdowns to clear inventory at Express, as the business repositions its product assortment to include higher quality merchandise with higher price points.

The year-to-date gross income rate increased to 34.3% from 33.5% in 2003, driven by leverage in buying and occupancy expense at Bath & Body Works and an improved merchandise margin rate at Victoria’s Secret. The decrease in the buying and occupancy rate at Bath & Body Works resulted from leverage achieved on a comparable store sales increase of 13%. The improvement in the merchandise margin rate at Victoria’s Secret was primarily driven by improved performance for almost all product categories at Victoria’s Secret Direct, including swimwear, woven separates, bras, panties and knit tops.

General, Administrative and Store Operating Expenses

For the third quarter of 2004, the general, administrative and store operating expense rate (expressed as a percentage of net sales) improved to 29.6% from 30.0% last year. This improvement was primarily driven by the ability to leverage store selling expenses, the Company’s largest expense category, across all operating segments and by a decrease in benefits costs resulting from modifications to our benefit plan coverage. The rate improvement was partially offset by an increase in marketing costs related to increased “gift with purchase” programs at Victoria’s Secret and Bath & Body Works and increased spending on technology and process initiatives designed to improve our capabilities.

The year-to-date general, administrative and store operating expense rate remained flat at 27.8% for 2004 and 2003. Leverage on store selling expenses was offset by a reserve related to legal matters in the first quarter, an increase in incentive compensation costs due to performance gains over 2003, increased marketing costs and increased spending on technology and process initiatives.

Interest Expense

	Third Quarter		Year-to-Date
	2004	2003	2004	2003
Average borrowings (millions)	$677.0	$650.0	$659.0	$705.1
Average effective borrowing rate	6.44%	6.68%	6.52%	6.69%

The Company incurred interest expense of $13.2 million for the third quarter of 2004 compared to $11.7 million for the same period in 2003. The increase resulted primarily from an increase in average borrowings compared to last year.

Year-to-date interest expense decreased to $36.9 million in 2004 from $50.1 million in 2003. The decrease in interest expense occurred because 2003 included a one time $13.4 million charge associated with the retirement of the Company’s $250 million 7 1/2% notes due in 2023. A decline in average borrowings and borrowing rates also contributed to the decrease.

Other Non-operating Items

For the third quarter of 2004, interest income decreased to $7.1 million from $36.8 million in 2003. Year-to-date interest income decreased to $23.6 million from $54.1 million in 2003. The decrease in both the third quarter and the year-to-date interest income primarily relates to a $30.1 million interest refund received in the third quarter of 2003 related to a tax settlement (see Note 9 to the Consolidated Financial Statements).

For the third quarter of 2004, other income (loss) was $53.3 million compared to $5.1 million for the third quarter of 2003. Other income (loss) for the third quarter 2004 includes a $45.7 million gain related to the initial public offering of New York & Company (see Note 4 to the Consolidated Financial Statements) and $8.7 million in gains from the sale of property. Other income (loss) for the third quarter of 2003 includes a $6.9 million gain on the sale of the Structure trademark.

Year-to-date other income (loss) was $95.2 million compared to ($2.5) million in 2003. Year-to-date 2004 other income (loss) includes $90.6 million in gains relating to certain transactions with New York & Company described in Note 4 to the Consolidated Financial Statements and $8.7 million in gains from the sale of property. Year-to-date 2003 other income (loss) includes a $6.9 million gain related to the sale of the Structure trademark and a $6.9 million loss on the sale of certain Mast joint ventures.

Gains on Investees’ Stock

During the second quarter of 2004, the Company sold its remaining ownership interest in Galyan’s Trading Company, Inc. (“Galyan’s”) for $65.3 million resulting in a pretax gain of $17.6 million. Prior to the sale of Galyan’s shares, the Company accounted for its investment using the equity method.

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

Provision for Income Taxes

The Company’s effective tax rate decreased to 21.9% for the third quarter of 2004 from 35.4% for the same period in 2003, and to 35.3% for year-to-date 2004 from 38.0% for the same period in 2003. The rate decrease is primarily due to the recognition of a $16 million tax benefit which is principally related to the favorable resolution of certain state tax matters during the third quarter of 2004.

Adjusted Data

Adjusted income information provides non-GAAP financial measures and gives effect to certain significant transactions and events that impact the comparability of the Company’s results in 2004 and 2003. Specifically, adjusted income excludes certain non-operating items which do not relate to the core performance of the Company’s business and affect the comparability of current period results. Accordingly, the following table adjusts net income for such transactions and events in determining the adjusted results, and reconciles the adjusted results to net income reported in accordance with U.S. generally accepted accounting principles.

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

Reconciliation of Adjusted Income Information for the thirteen weeks ended October 30, 2004 and November 1, 2003 (thousands except per share amounts):

	Thirteen Weeks Ended October 30, 2004				Thirteen Weeks Ended November 1, 2003
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Net sales	$1,890,855	—		$1,890,855	$1,846,770	—		$1,846,770

Gross income	613,585	—		613,585	595,453	—		595,453

General, administrative and store operating expenses	560,440	—		560,440	(553,281)	—		(553,281)

Operating income	53,145	—		53,145	42,172	—		42,172
Interest expense	(13,234)	—		(13,234)	(11,690)	—		(11,690)
Interest income	7,123	—		7,123	36,776	—		36,776
Other income (loss)	53,311	$(45,668	)(a)	7,643	5,060	—		5,060
Gain on investees’ stock	—	—		—	128,356	$(128,356	)(b)	—

Income before income taxes	100,345	(45,668)		54,677	200,674	(128,356)		72,318
Provision for income taxes	22,000	(17,000)		5,000	71,000	(43,000)		28,000

Net income	$78,345	$(28,668)		$49,677	$129,674	$(85,356)		$44,318

Net income per diluted share	$0.16			$0.10	$0.25			$0.08

Weighted average shares outstanding	479,898			479,898	524,380			524,380

(a)	The adjusted results for the thirteen weeks ended October 30, 2004 exclude a $45.7 million pretax, non-operating gain resulting from the initial public offering of New York & Company (See Note 4 to the Consolidated Financial Statements).
(b)	The adjusted results for the thirteen weeks ended November 1, 2003 exclude a $128.4 million pretax, non-operating gain resulting from the sale of the Company’s remaining interest in Alliance Data Systems Corporation (see Note 5 to the Consolidated Financial Statements).

Reconciliation of Adjusted Income Information for the thirty-nine weeks ended October 30, 2004 and November 1, 2003 (thousands except per share amounts):

	Thirty-nine Weeks Ended October 30, 2004				Thirty-nine Weeks Ended November 1, 2003
	Reported	Adjustments		Adjusted	Reported	Adjustments		Adjusted
Net sales	$6,079,890	—		$6,079,890	$5,703,173	—		$5,703,173

Gross income	2,087,208	—		2,087,208	1,909,740	—		1,909,740

General, administrative and store operating expenses	(1,687,748)	—		(1,687,748)	(1,588,150)	—		(1,588,150)

Operating income	399,460	—		399,460	321,590	—		321,590
Interest expense	(36,924)	—		(36,924)	(50,085)	—		(50,085)
Interest income	23,556	—		23,556	54,117	—		54,117
Other income (loss)	95,225	$(90,525	)(a)	4,700	(2,501)	—		(2,501)
Gains on investees’ stock	17,617	(17,617	)(b)	—	208,042	$(208,042	)(c)	—

Income before income taxes	498,934	(108,142)		390,792	531,163	(208,042)		323,121
Provision for income taxes	176,000	(40,000)		136,000	202,000	(75,000)		127,000

Net income	$322,934	$(68,142)		$254,792	$329,163	$(133,042)		$196,121

Net income per diluted share	$0.66			$0.52	$0.63			$0.37

Weighted average shares outstanding	491,878			491,878	525,920			525,920

Notes to Reconciliation of Adjusted Income Information:

(a)	The adjusted results for the thirty-nine weeks ended October 30, 2004 exclude a $44.9 million pretax, non-operating gain resulting from the early collection of a long-term note receivable and the sale of New York & Company warrants held by the Company and a $45.7 million pretax, non-operating gain resulting from the initial public offering of New York & Company (see Note 4 to the Consolidated Financial Statements).
(b)	The adjusted results for the thirty-nine weeks ended October 30, 2004 exclude a $17.6 million pretax, non-operating gain resulting from the sale of the Company’s remaining ownership interest in Galyan’s (see Note 5 to the Consolidated Financial Statements).
(c)	The adjusted results for the thirty-nine weeks ended November 1, 2003 exclude a $208.0 million pretax, non-operating gain resulting from the sale of the Company’s investment in Alliance Data Systems Corporation (see Note 5 to the Consolidated Financial Statements).

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. In addition, the Company has funds available from an unsecured revolving credit facility as well as a commercial paper program which is backed by the credit facility. The Company did not issue commercial paper or draw on the credit facility during the thirty-nine weeks ended October 30, 2004 and November 1, 2003. However, changes in consumer spending patterns, consumer preferences and overall economic conditions could impact the availability of future operating cash flows.

A summary of the Company’s working capital position and capitalization follows (millions):

	October 30, 2004	January 31, 2004	November 1, 2003
Working capital	$2,762	$3,036	$2,628

Capitalization:
Long-term debt	$1,146	$648	$648
Shareholders’ equity	4,460	5,266	4,910

Total capitalization	$5,606	$5,914	$5,558

Additional amounts available under credit agreements	$750	$1,250	$1,250

The Company’s operations are seasonal in nature and consist of two principal selling seasons: spring (the first and second quarters) and fall (the third and fourth quarters). The fourth quarter, including the holiday period, typically accounts for approximately one-third of net sales for the year. Accordingly, cash requirements are highest in the third quarter as the Company’s inventory builds in anticipation of the holiday period, which generates a substantial portion of the Company’s operating cash flow for the year. The Company regularly evaluates its capital needs, financial condition and possible requirements for and uses of its cash.

Net cash used for operating activities was $200.8 million for the thirty-nine weeks ended October 30, 2004 versus $152.2 million used for the same period in 2003. The increase in cash used for operating activities relates primarily to an increase in inventory balances driven by new product offerings at Victoria’s Secret and an increase in core bath products and new product offerings at Bath & Body Works. The cash used for operating activities was partially offset by increases in net income excluding non-operating gains and accounts payable resulting from the inventory increase.

Net cash used for investing activities of $139.9 million for the thirty-nine weeks ended October 30, 2004 primarily included $364.8 million in capital expenditures, partially offset by cash inflows of $75.0 million from the collection of a long-term note receivable, $65.7 million from the sale of third party warrants, $65.3 million from the sale of investee’s stock and $23.8 million from the sale of property. Net cash used for investing activities of $95.7 million for the thirty-nine weeks ended November 1, 2003 primarily included $232.1 million in capital expenditures, partially offset by cash inflows of $130.7 million from the sale of approximately one-half of the Company’s investment in ADS.

Net cash used for financing activities of $654.5 million for the thirty-nine weeks ended October 30, 2004 primarily included (i) the repurchase of 50.6 million shares of common stock for $1.0 billion through the Company’s modified “Dutch Auction” tender offer in April 2004, (ii) cash payments of $100 million related to the repurchase of 5.1 million shares of common stock under the Company’s $100 million share repurchase program, (iii) cash payments of $14.6 million related to the repurchase of 0.7 million shares of common stock repurchased during the third quarter under the Company’s $250 million share repurchase program, and (iv) quarterly dividend payments of $0.12 per share or $175.5 million. These uses of cash were partially offset by $498 million in proceeds related to the issuance of the Company’s $500 million in 5.25% notes due 2014 and proceeds from the exercise of stock options. Net cash used for financing activities of $195.7 million for the thirty-nine weeks ended November 1, 2003 included the redemption of $250 million in debentures, quarterly dividend payments of $0.10 per share or $156.3 million and the repurchase of 9.9 million shares of common stock for $150.0 million, partially offset by the issuance of $350 million in long-term debt.

As a result of the Company’s evaluation of its cash position and capital structure, in October 2004, the Board of Directors of the Company authorized the repurchase of $2 billion of the Company’s outstanding common stock through a modified “Dutch Auction” tender offer, which expired on November 22, 2004. Under this tender offer, the Company repurchased approximately 69 million shares of common stock at a purchase price of $29 per share.

Upon the expiration of this tender offer on November 22, 2004, the Board of Directors announced a $500 million special dividend, or approximately $1.23 per share, payable to shareholders of record on December 22, 2004.

In connection with this tender offer, the Company issued $500 million in 5.25% notes due 2014 in October 2004. Additionally, in November 2004, a $500 million term loan agreement and a new $1 billion unsecured revolving credit facility, which replaced the Company’s existing $750 million facility, became effective. The Facility is available to support the Company’s commercial paper and letter of credit programs, which may be used from time to time to fund working capital and other general corporate requirements. Borrowings outstanding under the Facility, if any, are due in November 2009. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.15% of the committed amount per year.

Borrowings outstanding under the new revolving credit facility, if any, are due in November 2009. The amount outstanding under the Term Loan agreement is due in quarterly installments of $25 million from March 2007 to December 2008 and $75 million from March 2009 to December 2009.

The Facility and the Term Loan have several interest rate options, which are based in part on the Company’s long-term credit ratings, and require the Company to maintain certain specified fixed charge and debt to earnings ratios.

Capital Expenditures

Capital expenditures amounted to $364.8 million and $232.1 million for the thirty-nine weeks ended October 30, 2004 and November 1, 2003, of which approximately $332 million and $176 million, respectively, were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to information technology.

The Company anticipates spending approximately $500 million for capital expenditures in 2004, the majority of which relates to the remodeling of and improvements to existing stores. The increase in capital spending in 2004 is primarily driven by remodeling activities related to key initiatives including (i) our mall remodel strategy focused on high performance stores in the top markets, (ii) the introduction of the Pink product line at Victoria’s Secret and (iii) the Express Design Studio, a new wear-to-work assortment at Express. The Company expects that 2004 capital expenditures will be funded principally by net cash provided by operating activities.

Contingent Liabilities and Contractual Obligations

The Company’s contingent liabilities include approximately $403 million of remaining lease and lease related guarantees related to the divestiture of several former subsidiaries, as well as a $25 million guarantee related to the Company’s investment in Easton Town Center. As of October 30, 2004, the Company also had a $31 million standby letter of credit on which the City of Columbus, Ohio (the “City”) could draw solely to pay principal and interest on public bonds issued by the City for infrastructure development at Easton. In November 2004, the City determined that this letter of credit was no longer required and terminated the letter of credit agreement. These contingent liabilities are discussed further in Note 11 to the Consolidated Financial Statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of October 30, 2004 has not significantly changed since January 31, 2004. Information regarding the Company’s financial instruments and market risk as of January 31, 2004 is disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

In May and June 1999, purported shareholders of the Company filed three derivative actions in the Court of Chancery of the State of Delaware, naming as defendants the members of the Company’s Board of Directors and the Company, as nominal defendant. The operative complaint generally alleged that the rescission of the Contingent Stock Redemption Agreement previously entered into by the Company with Leslie H. Wexner and The Wexner Children’s Trust (the “Contingent Stock Redemption Agreement”) constituted a waste of corporate assets and a breach of the board members’ fiduciary duties, and that the issuer tender offer completed on June 3, 1999 was a “wasteful transaction in its own right.” On February 25, 2004, the parties agreed to a settlement of the litigation. Under the terms of the settlement, Mr. Wexner, his immediate family members and affiliated entities agreed not to tender any shares in the issuer tender offer commenced by the Company on February 27, 2004 and not to sell any shares of Limited Brands common stock for a period commencing February 25, 2004 and ending six months after completion of the tender offer. In addition, Mr. Wexner agreed to contribute to the Company an amount equal to one half of plaintiffs’ counsel fees and expenses awarded by the Court, with Mr. Wexner to contribute more than one half to the extent necessary to limit the Company’s contribution to $3 million. Such contribution may be effected through the forfeiture of stock options, the payment of cash or other consideration. On August 10, 2004, the Court of Chancery entered a judgment approving the settlement and awarding to plaintiffs counsel fees and expenses of $7 million, over the objections of two alleged shareholders of the Company. In September 2004, the objectors appealed the approval of the settlement and the award of fees and expenses to the Delaware Supreme Court. The plaintiffs and Mr. Wexner then reached a separate settlement with the objectors, pursuant to which the objectors agreed to dismiss their appeal. The Company has no additional obligations pursuant to this settlement with the objectors. The Delaware Court of Chancery has modified the final judgment to reflect this additional settlement, and the Delaware Supreme Court has granted the objectors’ request to dismiss their appeal. Accordingly, this matter is now fully resolved.

Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table outlines the Company’s repurchases of its common stock during the third quarter ended October 30, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Number of Shares (or approximate Dollar value) that May Yet Be Purchased (3)
August	2,207,571	$19.54	2,179,800	$250,000,000
September	708,308	$21.04	696,100	$235,355,320
October	6,235	$23.95	—	$2,000,000,000

Total	2,922,114	$19.91	2,875,900	$2,000,000,000

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	On May 17, 2004, the Company announced that its Board of Directors had authorized the repurchase of $100 million of the Company’s common stock. Share repurchases under this authorization were completed in August 2004.

On August 19, 2004, the Company announced that its Board of Directors authorized an additional $250 million share repurchase program.

On October 6, 2004, the Company announced that its Board of Directors had authorized the repurchase of $2 billion of the Company’s common stock through a modified “Dutch Auction” tender offer, superseding the $250 million repurchase program.

Item 6. EXHIBITS

Exhibits.
10.1	Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

10.2	Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

10.3	Form of Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors.

15	Letter re: Unaudited Interim Financial Information to Securities and Exchange Commission re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ V. ANN HAILEY
V. Ann Hailey Executive Vice President and Chief Financial Officer*

Date: December 8, 2004

*	Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.