Form 10-K
period 2005-01-29
LIMITED BRANDS INC
filed 2005-04-08
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2005

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $8,453,700,375.

Number of shares outstanding of the registrant’s Common Stock as of March 31, 2005: 407,043,976.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s annual report to shareholders for the fiscal year ended January 29, 2005 are incorporated by reference into Part I and Part II, and portions of the registrant’s proxy statement for the Annual Meeting of Shareholders scheduled for May 16, 2005 are incorporated by reference into Part III.

The Exhibit Index is located on page 17 hereof.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995:

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which may be beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results for 2005 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or management: changes in consumer spending patterns, consumer preferences and overall economic conditions; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; our ability to service our debt, any debt we draw down under our credit facilities, and any other debt we incur, and the restrictions the agreements related to such debt impose upon us; the impact of competition and pricing; changes in weather patterns; political stability; postal rate increases and charges; paper and printing costs; risks associated with the seasonality of the retail industry; risks related to consumer acceptance of the Company’s products and the ability to develop new merchandise and enhance the Company’s brand image; the ability to retain, hire and train key personnel and management; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards; risks associated with relying on foreign sources of production, including risks related to the disruption of imports by labor disputes; and risks associated with the possible lack of availability of suitable store locations on appropriate terms. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. For additional information on each of these factors, refer to Exhibit 99.1, Cautionary Statements Relating to Forward-Looking Information.

PART I

ITEM 1.	BUSINESS.

GENERAL.

Limited Brands, Inc., a Delaware corporation (including its subsidiaries, the “Company”), sells women’s intimate apparel, personal care and beauty products, and women’s and men’s apparel through its retail stores (primarily mall-based) and direct response (catalogue and e-commerce) businesses.

DESCRIPTION OF OPERATIONS.

General.

As of January 29, 2005, the Company conducted its business in three primary segments: (1) Victoria’s Secret, which derives its revenues from sales of women’s intimate and other apparel, personal care and beauty products, and accessories marketed under the Victoria’s Secret brand name and sold through its stores and direct response (catalogue and e-commerce) businesses; (2) Bath & Body Works, which derives its revenues from the sale of personal care products and accessories and home fragrance products marketed under the Bath & Body Works and White Barn Candle Company brand names as well as from sales of third-party brands; and (3) the Apparel segment, which derives its revenues from the sale of women’s and men’s apparel through Express and Limited Stores.

The following chart reflects the retail businesses and the number of stores in operation for each segment at January 29, 2005 and January 31, 2004.

RETAIL BUSINESSES

	NUMBER OF STORES
	January 29, 2005	January 31, 2004
Victoria’s Secret Stores	1,001	1,009
Bath & Body Works	1,569	1,604
Apparel Businesses
Express Women’s	468	562
Express Men’s	223	290
Express Dual Gender	193	104

Total Express	884	956
Limited Stores	323	341

Total apparel businesses	1,207	1,297
Henri Bendel	2	1

Total	3,779	3,911

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal Year	Beginning of Year	Acquired	Opened	Closed	Disposed Businesses	End of Year
2000	5,023	—	330	(224)	—	5,129
2001	5,129	—	275	(137)	(a) (653)	4,614
2002	4,614	—	108	(174)	(b) (512)	4,036
2003	4,036	—	24	(149)	—	3,911
2004	3,911	—	39	(171)	—	3,779

(a)	Represents Lane Bryant stores at August 16, 2001, the date of sale to a third-party.

(b)	Represents New York & Company (formerly Lerner New York) stores at November 27, 2002, the date of sale to a third-party.

The Company also owns Mast Industries, Inc. (“Mast”), a contract manufacturer and apparel importer which purchases merchandise on behalf of the Company and certain third-parties. Accordingly, Mast is a significant supplier of merchandise for Victoria’s Secret Stores, Victoria’s Secret Direct, Express and Limited Stores. Mast had external sales of $472 million in 2004. Mast’s operating results are included in the Other segment. For additional information, see Note 14 to the Consolidated Financial Statements in the Company’s 2004 Annual Report, incorporated herein by reference.

During fiscal year 2004, the Company purchased merchandise from over 1,000 suppliers located throughout the world. In addition to purchases through Mast, the Company purchases merchandise directly in foreign markets and in the domestic market, some of which is manufactured overseas. Excluding Mast, no supplier provided 10% or more of the Company’s merchandise purchases.

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

The Company’s operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of net sales in 2004, 2003 and 2002. Accordingly, cash requirements are highest in the third quarter as the Company’s inventory builds in advance of the holiday season.

The Company and its products are subject to regulation by various Federal, state, local and international regulatory authorities. Our apparel businesses are subject to a variety of customs regulations and international trade arrangements.

The following is a brief description of each of the Company’s Brand businesses:

VICTORIA’S SECRET

Victoria’s Secret Stores—is a leading specialty retailer of women’s intimate apparel and high quality beauty products. Victoria’s Secret Stores had net sales of $3.113 billion in 2004 and operated 1,001 stores nationwide.

Victoria’s Secret Direct—is a leading catalogue and e-commerce retailer of women’s intimate and other apparel and beauty products. Through its website, www.VictoriasSecret.com, certain of its products may be purchased worldwide. Victoria’s Secret Direct mailed approximately 403 million catalogues and had net sales of $1.119 billion in 2004.

BATH & BODY WORKS

Bath & Body Works—is a leading specialty retailer of personal care and home fragrance products. Launched in 1990, Bath & Body Works, which also operates the White Barn Candle Company, had net sales of $2.169 billion in 2004 and operated 1,569 stores nationwide.

APPAREL BUSINESSES

Express—is a modern fashion leader for women’s and men’s apparel, sportswear and accessories. Express’ strategy is to offer cutting edge style for the casual, professional and urban customer. Express had net sales of $1.913 billion in 2004 and operated 884 stores nationwide.

Limited Stores—is a mall-based specialty store retailer. Limited Stores’ strategy is to focus on sophisticated sportswear for modern American women. Founded in 1963, Limited Stores had net sales of $577 million in 2004 and operated 323 stores nationwide.

OTHER

Henri Bendel—operates specialty stores in New York City and Columbus, Ohio which feature fashions and personal care products for sophisticated, higher-income women. The business had net sales of $45 million in 2004.

Additional information about the Company’s business, including its revenues and profits for the last three years and selling square footage, is set forth under the caption “Management’s Discussion and Analysis” of the 2004 Annual Report and is incorporated herein by reference. For the financial results of the Company’s reportable operating segments, see Note 14 to the Consolidated Financial Statements in the Company’s 2004 Annual Report, incorporated herein by reference.

COMPETITION.

The sale of intimate apparel, personal care and beauty products, and women’s and men’s apparel through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. Brand image, marketing, fashion design, price, service, fashion selection and quality are the principal competitive factors in retail store sales. The Company’s direct response business competes with numerous national and regional catalogue and e-commerce merchandisers. Image presentation, fulfillment and the factors in retail store sales discussed above are the principal competitive factors in catalogue and e-commerce sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling intimate apparel, personal care and beauty products, and women’s and men’s apparel through retail stores, catalogues and e-commerce.

ASSOCIATE RELATIONS.

On January 29, 2005, the Company employed approximately 115,300 associates, 95,500 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

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

The Company’s retail stores are located in leased facilities, primarily in malls and shopping centers throughout the continental United States. A substantial portion of these lease commitments consist of store leases generally with an initial term of ten years. The leases expire at various dates between 2005 and 2021.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the tenant. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by tenants. For additional information, see Note 7 to the Consolidated Financial Statements in the Company’s 2004 Annual Report, incorporated herein by reference.

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

Leslie H. Wexner, 67, has been Chairman of the Board of Directors of the Company for more than twenty years and its Chief Executive Officer since he founded the Company in 1963.

Leonard A. Schlesinger, 52, has been a member of the Board of Directors of the Company since 1996 and became Group President of Beauty and Personal Care in January 2005 and Vice Chairman and Chief Operating Officer of the Company in February 2003. Dr. Schlesinger was Executive Vice President and Chief Operating Officer from March 2001 until February 2003 and Executive Vice President, Organization, Leadership and Human Resources from October 1999 until March 2001. Dr. Schlesinger served as Senior Vice President, Counselor to the President and was Professor of Sociology and Public Policy and Senior Vice President for Development at Brown University from 1998 to 1999. He also was the George F. Baker, Jr. Professor of Business Administration at Harvard Business School from 1988 to 1998.

V. Ann Hailey, 54, was appointed to the Board of Directors of the Company on March 1, 2001 and has been Executive Vice President and Chief Financial Officer of the Company since August 1997.

Mark A. Giresi, 47, has been Senior Vice President, Chief Stores Officer since December 2001. Mr. Giresi was Vice President, Store Operations from February 2000 until December 2001. Prior to joining the Company, Mr. Giresi was Senior Vice President of U.S. Franchise Operations and Development at Burger King Corporation. Previously he held the position of Worldwide General Counsel and Secretary for Burger King Corporation.

Jerry Stritzke, 44, has been Senior Vice President, Sourcing and Production Services, since May 2001 and Chief Executive Officer of Mast Industries, Inc., a wholly owned subsidiary of the Company, since August 2001. Mr. Stritzke served as the Company’s Vice President of Operations Integration since September 1999.

All of the above officers serve at the pleasure of the Board of Directors of the Company.

The Company has recently announced the hiring of Jay Margolis as Group President, Apparel, and Martyn Redgrave as Executive Vice President and Chief Administrative Officer as well as the creation of the Limited Brands Executive Committee consisting of Mr. Wexner, Mr. Schlesinger, Ms. Hailey, Mr. Margolis, Mr. Redgrave and Sandy West, Executive Vice President, Human Resources.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Information regarding markets in which the Company’s common stock was traded during fiscal years 2004 and 2003, approximate number of holders of common stock, and quarterly cash dividend per share information of the Company’s common stock for the fiscal years 2004 and 2003 is set forth under the caption “Market Price and Dividend Information” on page 72 of the 2004 Annual Report and is incorporated herein by reference.

The following table outlines the Company’s repurchases of its common stock during the fourth quarter ended January 29, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Number of Shares (or approximate Dollar value) that May Yet Be Purchased (3)
November	68,965,000	$29.00	68,965,000	—
December	—	—	—	—
January	—	—	—	—

Total	68,965,000	$29.00	68,965,000	$—

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.

(2)	The average price paid per share includes any broker commissions.

(3)	On August 19, 2004, the Company’s Board of Directors authorized an additional $250 million share repurchase program.

On October 6, 2004, the Company’s Board of Directors authorized the repurchase of $2 billion of the Company’s common stock through a modified Dutch Auction tender offer, superseding the $250 million repurchase program. The tender offer was completed in November 2004.

On February 24, 2005, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Through March 23, 2005, 1,098,700 shares have been repurchased under this program for $26.8 million, at an average price of $24.36 per share.

ITEM 6.	SELECTED FINANCIAL DATA.

Selected financial data is set forth under the caption “Financial Summary” on page 29 of the 2004 Annual Report and is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of financial condition and results of operations is set forth under the caption “Management’s Discussion and Analysis” on pages 30 through 47 of the 2004 Annual Report and is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information required by this item is set forth on pages 46 and 66 of the 2004 Annual Report and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Consolidated Financial Statements of the Company and subsidiaries, the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company and subsidiaries as of January 29, 2005 and January 31, 2004 and for the years then ended are set forth in the 2004 Annual Report on pages 48 through 71 and are incorporated herein by reference.

The Report of Independent Registered Public Accounting Firm relating to the Consolidated Statements of Income, of Shareholder’s Equity and of Cash Flows of the Company and subsidiaries for the year ended February 1, 2003 is included herein under Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding changes in accountants is set forth under the caption “INDEPENDENT PUBLIC ACCOUNTANTS” on page 22 of the Company’s proxy statement for the Annual Meeting of Shareholders to be held May 16, 2005 (the “Proxy Statement”) and is incorporated herein by reference.

In addition, as noted within the aforementioned caption, there were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 29, 2005 and the related Report of Independent Registered Public Accounting Firm are set forth in the 2004 Annual Report on pages 69 through 70 and are incorporated herein by reference.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions “ELECTION OF DIRECTORS—Nominees and directors”, “—Director independence”, “—Information concerning the Board of Directors”, “—Committees of the Board of Directors”, “—Communications with the Board”, “—Attendance at Annual Meetings”, “—Code of ethics”, “—Copies of the Company’s code of ethics, corporate governance principles and committee charters” and “—Security ownership of directors and management” on pages 3 through 9 of the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “EXECUTIVE COMPENSATION—Section 16(a) beneficial ownership reporting compliance” on page 14 of the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

ITEM 11.	EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption “EXECUTIVE COMPENSATION” on pages 10 through 14 of the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

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

Information regarding equity compensation plans approved and not approved by security holders is set forth under the captions “EXECUTIVE COMPENSATION—Stock options” in the table entitled “Equity Compensation Plan Information” on page 12 of the Proxy Statement and is incorporated herein by reference.

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

Information regarding principal accounting fees and services is set forth under the captions “INDEPENDENT PUBLIC ACCOUNTANTS—Audit fees”, “—Audit related fees”, “—Tax fees”, “—All other fees” and “—Pre-approval policies and procedures” on pages 22 through 23 of the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS.

(a)	(1)	List of Financial Statements.

The following consolidated financial statements of Limited Brands, Inc. and Subsidiaries and the related notes are filed as a part of this report pursuant to ITEM 8:

Consolidated Statements of Income for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003.

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003.

Consolidated Statements of Cash Flows for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003.

Notes to Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm relating to Management’s Report on Internal Control Over Financial Reporting.

Report of Independent Registered Public Accounting Firm relating to the Consolidated Financial Statements of the Company and subsidiaries as of January 29, 2005 and January 31, 2004 and for the years then ended.

Report of Independent Registered Public Accounting Firm relating to the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows of the Company and subsidiaries for the year ended February 1, 2003:

To the Board of Directors and Shareholders of Limited Brands, Inc.:

In our opinion, the consolidated statements of income, of shareholders’ equity and of cash flows (appearing on pages 48 through 51 of the Limited Brands, Inc. 2004 Annual Report to Shareholders which has been incorporated by reference in this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Limited Brands, Inc. and its subsidiaries for the year ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Columbus, Ohio

February 27, 2003

(a)	(2)	List of Financial Statement Schedules.

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)	(3)	List of Exhibits.

3.	Articles of Incorporation and Bylaws.

3.1	Certificate of Incorporation of the Company, dated March 8, 1982 incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

3.2	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

3.3	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987 incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

3.4	Certificate of Amendment of Certificate of Incorporation dated May 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

3.5	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

4.	Instruments Defining the Rights of Security Holders.

4.1	Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File no. 333-105484) dated May 22, 2003.

4.2	Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the “Commission”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the “1993 Form S-3”).

4.3	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

4.4	Indenture dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (File no. 333-104633) dated April 18, 2003.

4.5	Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.6	Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).*

10.2	The Limited Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.*

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.*

10.5	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).*

10.6	The 1993 Stock Option and Performance Incentive Plan (1996 Restatement) of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-04941).*

10.7	Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan incorporated by reference to the Intimate Brands, Inc. Proxy Statement dated April 14, 1997 (File No. 1-13814).*

10.8	The 1997 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.*

10.9	Limited Brands, Inc. (formerly The Limited, Inc.) 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.*

10.10	Limited Brands, Inc. (formerly The Limited, Inc.) Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.*

10.11	Agreement dated as of May 3, 1999 among Limited Brands, Inc. (formerly The Limited, Inc.), Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.12	The 1998 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.*

10.13	Indemnification Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Mark A. Giresi dated December 10, 2001, incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2002.*

10.14	Employment Agreement by and between Limited Brands, Inc. (formerly The Limited, Inc.) and Mark Giresi dated as of August 15, 2002, incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.15	The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.16	Stock Purchase Agreement dated as of November 22, 2002 among NY & Co. Group, Inc., LFAS, Inc. and Limited Brands, Inc. related to the Purchase and Sale of 100% of the Common Stock of Lerner New York Holding Inc., incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

10.17	Employment Agreement by and between Limited Brands, Inc. and Leonard A. Schlesinger dated as of July 31, 2003, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.*

10.18	Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.*

10.19	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2003 Restatement) incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.*

10.20	Amendment to Employment Agreement of Mark A. Giresi dated as of May 19, 2003 incorporated by reference to Exhibit (d)(4) to the Company’s Tender Offer Statement on Schedule TO (File no. 005-33912) dated February 27, 2004.*

10.21	Employment Agreement by and between Limited Brands, Inc. and V. Ann Hailey dated as of January 2, 2004 incorporated by reference to Exhibit (d)(6) to the Company’s Tender Offer Statement on Schedule TO (File no. 005-33912) dated February 27, 2004.*

10.22	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.*

10.23	Employment agreement entered into as of May 1, 2002 between Jerry Stritzke and MAST Industries, Inc. and Limited Brands, Inc. incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q dated June 9, 2004.*

10.24	Employment agreement amendment entered into as of May 19, 2003 between Jerry Stritzke and MAST Industries, Inc. and Limited Brands, Inc. incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q dated June 9, 2004.*

10.25	Form of Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated December 8, 2004.*

10.26	Employment Agreement dated as of January 17, 2005 among Limited Brands, Inc, The Limited Service Corporation and Martyn Redgrave incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2005.*

10.27	Employment Agreement dated as of January 5, 2005 among Limited Brands, Inc, The Limited Service Corporation and Jay Margolis incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 19, 2005.*

10.28	Amendment to Employment Agreement of V. Ann Hailey dated as of January 2, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 8, 2005.*

10.29	Limited Brands, Inc. Stock Option Award Agreement.*

10.30	Form of Amended and Restated Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors.*

10.31	Incentive Compensation Payout Program.*

10.32	Form of Stock Ownership Guideline.*

12	Computation of Ratio of Earnings to Fixed Charges.

13	Excerpts from the 2004 Annual Report to Shareholders including “Financial Summary,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements and Notes to Consolidated Financial Statements,” “Management’s Report on Internal Control Over Financial Reporting” and “Reports of Independent Registered Public Accounting Firm” on pages 29 through 71.

14	Code of Ethics – incorporated by reference to the definitive Proxy Statement to be filed on or about April 8, 2005.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

99.1	Cautionary Statements Relating to Forward-Looking Information.

*	Identifies management contracts or compensatory plans or arrangements.

(b)	Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 15 above.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 8, 2005

LIMITED BRANDS, INC (registrant)

By	/s/ V. ANN HAILEY
V. Ann Hailey,
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 2005:

Signature	Title

/s/ LESLIE H. WEXNER* Leslie H. Wexner	Chairman of the Board of Directors and Chief Executive Officer

/s/ EUGENE M. FREEDMAN* Eugene M. Freedman	Director

/s/ E. GORDON GEE* E. Gordon Gee	Director

/s/ V. ANN HAILEY* V. Ann Hailey	Director

/s/ JAMES L. HESKETT* James L. Heskett	Director

/s/ DONNA A. JAMES* Donna A. James	Director

/s/ DAVID T. KOLLAT* David T. Kollat	Director

/s/ WILLIAM R. LOOMIS, JR.* William R. Loomis, Jr.	Director

/s/ LEONARD A. SCHLESINGER* Leonard A. Schlesinger	Director

/s/ DONALD B. SHACKELFORD* Donald B. Shackelford	Director

/s/ ALLAN R. TESSLER* Allan R. Tessler	Director

/s/ ABIGAIL S. WEXNER* Abigail S. Wexner	Director

/s/ RAYMOND ZIMMERMAN* Raymond Zimmerman	Director

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/s/ V. ANN HAILEY
V. Ann Hailey
Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

LIMITED BRANDS, INC.

(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document
10.29	Limited Brands, Inc. Stock Option Award Agreement.

10.30	Form of Amended and Restated Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors.

10.31	Incentive Compensation Payout Program.

10.32	Form of Stock Ownership Guideline.

12	Computation of Ratio of Earnings to Fixed Charges.

13	Excerpts from the 2004 Annual Report to Shareholders including “Financial Summary,” “Management’s Discussion and Analysis,” “Consolidated Financial Statements and Notes to Consolidated Financial Statements,” “Management’s Report on Internal Control Over Financial Reporting” and “Reports of Independent Registered Public Accounting Firm” on pages 29 through 71.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

99.1	Cautionary Statements Relating to Forward-Looking Information.