Form 10-Q
period 2005-04-30
LIMITED BRANDS INC
filed 2005-06-09
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 27, 2005
404,462,953 Shares

LIMITED BRANDS, INC.

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or management: risks associated with general economic conditions, consumer confidence and consumer spending patterns; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; risks associated with the seasonality of the Company’s business; risks associated with changes in weather patterns; risks associated with the highly competitive nature of the retail industry generally and the segments in which we operate particularly; risks related to consumer acceptance of the Company’s products and the Company’s ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance the Company’s brand image; risks associated with the Company’s ability to retain, hire and train key personnel and management; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards; risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, risks related to political instability, risks associated with legal and regulatory matters, risks related to duties, taxes, other charges and quotas on imports, risks related to local business practices and political issues and risks related to currency and exchange rates; risks associated with the possible lack of availability of suitable store locations on appropriate terms; risks associated with increases in the costs of mailing, paper and printing; risks associated with our ability to service any debt we incur from time to time, as well as the requirements the agreements related to such debt impose upon us; and risks associated with the Company’s reliance on information technology, including risks related to the implementation of new information technology systems and risks related to utilizing third parties to provide information technology services. The Company is not under any obligation and does not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

PART I— FI NANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Net sales	$1,974,932	$1,978,203
Costs of goods sold, buying and occupancy	(1,366,077)	(1,302,549)

Gross income	608,855	675,654
General, administrative and store operating expenses	(560,597)	(556,282)

Operating income	48,258	119,372
Interest expense	(23,069)	(11,643)
Interest income	5,328	7,974
Other income	2,628	40,934

Income before income taxes	33,145	156,637
Provision for income taxes	10,000	60,000

Net income	$23,145	$96,637

Net income per basic share	$0.06	$0.19

Net income per diluted share	$0.06	$0.19

Dividends per share	$0.15	$0.12

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	April 30, 2005	January 29, 2005	May 1, 2004
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and equivalents	$686,236	$1,160,759	$1,945,407
Accounts receivable	123,270	128,509	123,113
Inventories	1,187,717	1,141,626	1,003,173
Other	248,305	253,554	231,091

Total current assets	2,245,528	2,684,448	3,302,784
Property and equipment, net	1,524,670	1,484,120	1,471,349
Goodwill	1,345,577	1,337,702	1,310,868
Trade names and other intangible assets, net	453,687	461,637	439,365
Other assets	132,228	120,789	173,395

Total assets	$5,701,690	$6,088,696	$6,697,761

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$505,161	$495,536	$397,660
Accrued expenses	615,966	725,839	621,180
Income taxes	51,637	229,304	101,114

Total current liabilities	1,172,764	1,450,679	1,119,954
Deferred income taxes	176,206	176,822	148,451
Long-term debt	1,646,651	1,646,567	648,256
Other long-term liabilities	437,806	446,759	412,671
Minority interest	32,141	32,500	—
Shareholders’ equity:
Common stock	261,926	261,926	261,926
Paid-in capital	1,639,072	1,649,265	1,670,381
Retained earnings	3,354,398	3,392,738	3,450,735

	5,255,396	5,303,929	5,383,042
Less: treasury stock, at average cost	(3,019,274)	(2,968,560)	(1,014,613)

Total shareholders’ equity	2,236,122	2,335,369	4,368,429

Total liabilities and shareholders’ equity	$5,701,690	$6,088,696	$6,697,761

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Operating activities:
Net income	$23,145	$96,637
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	77,753	75,575
Gain on settlement of long-term note receivable	—	(24,857)
Gain on sale of New York & Company warrants	—	(20,000)
Stock compensation	2,892	(1,192)
Tax benefit on the exercise of non-qualified stock options	6,559	11,423
Deferred income taxes	(24,373)	14,662
Change in assets and liabilities:
Accounts receivable	5,239	(10,976)
Inventories	(46,091)	(59,747)
Accounts payable and accrued expenses	(98,069)	(71,543)
Income taxes payable	(153,910)	(178,656)
Other assets and liabilities	(6,380)	(1,897)

Net cash used for operating activities	(213,235)	(170,571)

Investing activities:
Capital expenditures	(134,146)	(101,039)
Proceeds from settlement of long-term note receivable	—	75,000
Proceeds from sale of New York & Company warrants	—	20,000
Other investing activities	(5,904)	(4,158)

Net cash used for investing activities	(140,050)	(10,197)

Financing activities:
Dividends paid	(61,151)	(62,374)
Repurchase of common stock	(82,399)	(1,000,000)
Proceeds from exercise of stock options and other	22,312	58,202

Net cash used for financing activities	(121,238)	(1,004,172)

Net decrease in cash and equivalents	(474,523)	(1,184,940)

Cash and equivalents, beginning of year	1,160,759	3,130,347

Cash and equivalents, end of period	$686,236	$1,945,407

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Limited Brands, Inc. (the “Company”) operates specialty retail brands, represented by Victoria’s Secret, Bath & Body Works, Express and Limited Stores, in a highly competitive industry. The Company’s brands sell women’s intimate apparel, personal care and beauty products, and women’s and men’s apparel through its retail stores (primarily mall-based) and direct response (catalogue and e-commerce) channels.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries which require consolidation, after the elimination of intercompany balances and transactions, and the recognition of minority interest.

The Consolidated Financial Statements as of and for the thirteen week periods ended April 30, 2005 and May 1, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Shareholders’ Equity and Earnings Per Share

At April 30, 2005, one billion shares of $0.50 par value common stock were authorized, 523.9 million were issued and 405.4 million were outstanding. At January 29, 2005, 523.9 million shares were issued and 406.7 million were outstanding. At May 1, 2004, 523.9 million shares were issued and 472.3 million were outstanding. In addition, ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

In February 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. As of April 30, 2005, the Company had repurchased approximately 3.9 million shares of its common stock for $90.8 million, of which $8.4 million was settled in May 2005 and, accordingly, was reflected in accounts payable. The repurchase program was completed in May 2005 resulting in a total repurchase of approximately 4.3 million shares for $100 million at an average price of approximately $23.16 per share.

In October 2004, the Company’s Board of Directors authorized the repurchase of $2 billion of common stock under a modified Dutch Auction tender offer. The Company completed this tender offer in December 2004, repurchasing 69.0 million shares of common stock at a purchase price of $29 per share. Upon the completion of this tender offer, the Board of Directors declared a $500 million special dividend, or $1.23 per share, which was paid in January 2005.

In May 2004, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. The Company completed this repurchase by acquiring approximately 5.1 million shares of its common stock at an average price per share of approximately $19.42.

In February 2004, the Company’s Board of Directors authorized the repurchase of $1 billion of the Company’s common stock under a modified Dutch Auction tender offer, which was completed in April 2004. Under this tender offer, the Company repurchased 50.6 million shares of common stock at a purchase price of $19.75 per share.

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
Common shares issued	523,852	523,852
Treasury shares	(116,894)	(17,860)

Basic shares	406,958	505,992
Dilutive effect of stock options and restricted shares	10,276	9,447

Diluted shares	417,234	515,439

The quarterly computations of earnings per diluted share exclude options to purchase 5.4 million and 1.7 million shares of common stock for the thirteen weeks ended April 30, 2005 and May 1, 2004 respectively, because the options’ exercise prices were greater than the average market price of the common shares during those periods.

3. Stock-based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation” (“SFAS No. 123”), establishes an alternative method of expense recognition for stock-based compensation awards based on fair values.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Thirteen Weeks Ended
(thousands except per share amounts)	April 30, 2005	May 1, 2004
Net income, as reported	$23,145	$96,637
Add (deduct): stock compensation cost (income) recorded under APB No. 25, net of tax	1,767	(617)
Deduct: stock compensation cost calculated under SFAS No. 123, net of tax	(6,746)	(8,655)

Pro forma net income	$18,166	$87,365

Earnings per share
Basic share, as reported	$0.06	$0.19
Basic share, pro forma	$0.04	$0.17
Diluted share, as reported	$0.06	$0.19
Diluted share, pro forma	$0.04	$0.17

4. Other Income

Other income primarily includes a $44.9 million gain in March 2004 resulting from (i) the early repayment of New York & Company’s (formerly Lerner) $75.0 million subordinated note held by the Company plus accrued interest of approximately $10 million (scheduled maturity was November 26, 2009) and (ii) New York & Company’s $20.0 million purchase of warrants representing approximately 13% of New York & Company’s common equity. The note and warrants were part of the consideration received by the Company for the sale of New York & Company in November 2002, and had a carrying value, including accrued interest, of $60.1 million.

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

6. Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	April 30, 2005	January 29, 2005	May 1, 2004
Property and equipment, at cost	$3,844,610	$3,781,838	$3,765,453
Accumulated depreciation	(2,319,940)	(2,297,718)	(2,294,104)

Property and equipment, net	$1,524,670	$1,484,120	$1,471,349

7. Trade Names and Other Intangible Assets, Net

Intangible assets, not subject to amortization, represent the Victoria’s Secret and Bath & Body Works trade names and were $411 million as of April 30, 2005, January 29, 2005 and May 1, 2004.

Intangible assets, subject to amortization, were as follows (thousands):

	April 30, 2005	January 29, 2005	May 1, 2004
Gross carrying amount	$79,377	$85,177	$56,217
Accumulated amortization	(36,690)	(34,540)	(27,852)

Intangible assets, net	$42,687	$50,637	$28,365

Estimated future annual amortization expense will be approximately $8 million for the remainder of 2005, $10 million in 2006, $8 million in 2007, $2 million in 2008 and 2009 and $13 million thereafter.

8. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. Income taxes paid during the thirteen weeks ended April 30, 2005 and May 1, 2004 approximated $181.5 million and $212.3 million, respectively. For the thirteen weeks ended April 30, 2005, the provision for income taxes reflects a tax benefit of $3.4 million primarily related to the favorable resolution of certain state tax matters. Income taxes payable included net current deferred tax liabilities of $50.5 million at April 30, 2005, $74.2 million at January 29, 2005 and $70.3 million at May 1, 2004.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States. The Internal Revenue Service (“IRS”) has assessed the Company for taxes and interest for the years 1992 to 2000 on the basis that a portion of the foreign earnings had been repatriated. In September 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, in 1999 the Company made a $112 million payment of taxes and interest for the years 1992 to 1998 that reduced deferred tax liabilities.

In March 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. This ruling also applied to years 1993 and 1994. In the third quarter of 2003, the Company reached an agreement with the IRS regarding the computation of interest and recognized interest income of $30 million related to the Company’s appeal of the 1992 through 1994 years. While the outcome cannot yet be determined, the Company is pursuing additional actions to obtain a refund of up to $85 million in tax plus interest related to the 1995 through 2000 years. Any refund of tax received would be recorded as a deferred tax liability, representing future taxes due on undistributed earnings of foreign affiliates.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was passed, providing for a special one-time deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met, including the implementation of a qualifying reinvestment plan. Based on our preliminary review, it is reasonably possible that the Company may qualify to receive a tax benefit with respect to the repatriation of foreign earnings. However, a substantial portion of the potential federal tax benefit is contingent upon the successful resolution of the 1995 through 2000 years described above. If the Company receives a refund related to the 1995 through 2000 years and is able to implement a qualifying reinvestment plan, a tax benefit of up to $70 million could be realized. The Company continues to evaluate the impact of the Act.

9. Long-term Debt

Long-term debt, net of unamortized discount, consisted of (thousands):

	April 30, 2005	January 29, 2005	May 1, 2004
6.125% $300 million Notes due December 2012	$299,029	$298,997	$298,901
6.95% $350 million Debentures due March 2033	349,377	349,372	349,355
5.25% $500 million Notes due November 1, 2014	498,245	498,198	—
Term Loan	500,000	500,000	—

	$1,646,651	$1,646,567	$648,256

In October 2004, the Company issued $500 million of 5.25% notes due November 2014 utilizing a shelf registration statement. The Company also borrowed $500 million under a term loan agreement (the “Term Loan”) in November 2004. The proceeds of these borrowings were used to finance a portion of the Company’s December 2004 $2 billion tender offer and January 2005 $500 million special dividend (see Note 2).

The principal amount outstanding under the Term Loan is due in quarterly installments of $25 million from March 2007 to December 2008 and $75 million from March 2009 to December 2009.

The Company currently has available a $1 billion unsecured revolving credit facility (the “Facility”). The Facility is available to support the Company’s commercial paper and letter of credit programs, which may be used from time to time to fund working capital and other general corporate requirements. Borrowings outstanding under the Facility, if any, are due in November 2009. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.15% of the committed amount per year.

The Term Loan and the Facility have several interest rate options, which are based in part on the Company’s long-term credit ratings. The interest rate on the Term Loan was 3.39% at April 30, 2005. During the thirteen weeks ended April 30, 2005, there were no borrowings outstanding under the Facility. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of April 30, 2005.

Cash paid for interest during the thirteen weeks ended April 30, 2005 and May 1, 2004 was $20.9 million and $13.8 million, respectively.

10. Commitments and Contingencies

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $344 million related to lease payments of Abercrombie & Fitch, Too Inc. (formerly Limited Too), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liability being triggered under these guarantees, with respect to existing and extended leases, is remote.

Also, at April 30, 2005, in connection with the Company’s investment in Easton Town Center, LLC (“ETC”), the Company guaranteed $25 million of ETC’s $210 million secured bank loan (see Note 14).

The Company is subject to various claims and contingencies related to lawsuits, income taxes, insurance, regulatory and other matters arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

11. Retirement Benefits

The Company sponsors a qualified defined contribution retirement plan which is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and who have attained the age of 21. This plan permits associates to contribute amounts to individual accounts up to the maximum amount allowable under the Internal Revenue Code. The Company matches associate contributions based on a predetermined formula and both associate contributions and Company matching contributions are 100% vested at all times. The Company also contributes additional amounts to this plan based on a percentage of the associates’ eligible annual compensation which vest based on the associates’ years of service. Total expense recognized related to this plan was $11.9 million for the thirteen weeks ended April 30, 2005 and $11.7 million for the same period in 2004.

The Company also sponsors an unfunded, non-qualified supplemental retirement plan that permits highly compensated associates to defer a portion of their salaries above the Internal Revenue Code limits for the Company’s defined contribution plan. Participation in this plan is subject to service, job level and compensation requirements. The Company matches associate contributions according to a predetermined formula. Associate accounts are credited with interest at a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Total expense recognized related to this plan was $5.3 million for the thirteen weeks ended April 30, 2005 and $4.2 million for the same period in 2004.

12. Segment Information

The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, personal care and beauty products, and accessories marketed under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through both stores and direct response (catalogue and e-commerce) channels. The Bath & Body Works segment derives its revenues from the sale of personal care products and accessories and home fragrance products marketed under the Bath & Body Works and White Barn Candle Company brand names, as well as sales of products under third-party brand names. The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express and Limited Stores.

Segment information for the thirteen weeks ended April 30, 2005 and May 1, 2004 follows (thousands):

	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
2005
Net sales	$955,177	$363,162	$500,427	$156,166	$1,974,932
Operating income (loss)	157,658	16,899	(68,463)	(57,836)	48,258

2004
Net sales	$908,819	$341,911	$600,126	$127,347	$1,978,203
Operating income (loss)	151,426	9,108	10,687	(51,849)	119,372

(a)	Includes Corporate (including non-core real estate and equity investments), Mast and Henri Bendel.

13. Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. In April 2005, the SEC announced that it would delay the required implementation of SFAS No. 123R, from the first interim period beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005. As a result of this delay, the Company plans to adopt SFAS No. 123R as of the beginning of the first quarter of 2006. SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. The Company has not yet determined which method of adoption it will apply.

The adoption of SFAS No. 123R is expected to have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to the Consolidated Financial Statements. SFAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the thirteen weeks ended April 30, 2005 and May 1, 2004 have been separately classified as “tax benefit on the exercise of non-qualified stock options” in the Consolidated Statements of Cash Flows.

14. Subsequent Events

On May 16, 2005, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Through June 6, 2005, 0.4 million shares have been repurchased at an average price of $20.71 per share.

On June 6, 2005, the Company filed a shelf registration statement with the SEC. The shelf registration statement, subject to SEC approval, would enable the Company to issue up to $1 billion of debt securities, common and preferred stock and other securities.

On June 1, 2005, ETC refinanced its $210 million secured bank loan using borrowings available under a new $290 million secured borrowing facility. The remaining amount available under this facility can be used by ETC to fund capital improvements or other working capital requirements. In conjunction with the refinancing, the Company’s $25 million guarantee was terminated.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and its subsidiaries (the “Company”) as of April 30, 2005 and May 1, 2004, and the related consolidated statements of income and cash flows for the thirteen week periods ended April 30, 2005 and May 1, 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and its subsidiaries as of January 29, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 23, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio

May 16, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EXECUTIVE OVERVIEW

The Company’s first quarter operating income decreased approximately 60% and was below expectations primarily due to the significant decline in operating results at Express.

The fashion assortment at Express did not meet consumer preferences both in terms of fashion and price points, resulting in significant declines across many merchandise categories. The Express decline was partially offset by Bath & Body Works’ 89% increase in operating income reflecting continued momentum from fiscal 2004 as the brand achieved success in its new product introductions such as Tutti Dulci, C.O. Bigelow and Le Couvent des Minimes. Victoria’s Secret’s operating income increased by 5%, driven by the launch of the IPEX bra and incremental sales from the PINK sub-brand.

At the intimate apparel, personal care and beauty brands, the Company is increasing product innovation activity to support growth in future periods and intends to use its control of its channels of distribution to quickly transform new ideas into profitable growth. During the first quarter, as described above, the Company experienced positive results from these product innovation activities. The Company also announced plans to open six new C.O. Bigelow stores and to further expand the PINK product assortment during the Fall of 2005. In addition, the Company announced plans to expand its direct response capabilities beyond Victoria’s Secret to Bath & Body Works, providing an important new channel for growth.

FIRST QUARTER 2005 RESULTS

The following summarized financial and statistical data compares reported results for the thirteen week periods ended April 30, 2005 and May 1, 2004:

	First Quarter
	2005	2004	Change
Net Sales (millions):
Victoria’s Secret Stores	$669	$649	3%
Victoria’s Secret Direct	286	260	10%

Total Victoria’s Secret	955	909	5%

Bath & Body Works	363	342	6%

Express	371	460	(19)%
Limited Stores	129	140	(8)%

Total apparel businesses	500	600	(17)%
Other (a)	157	127	24%

Total net sales	$1,975	$1,978	0%

Segment Operating Income (millions):
Victoria’s Secret	$158	$151	5%
Bath & Body Works	17	9	89%
Apparel	(68)	11	nm
Other (a)	(59)	(52)	(13)%

Total operating income	$48	$119	(60)%

(a)	Other includes Corporate, Mast and Henri Bendel.
nm	not meaningful

	First Quarter
	2005		2004
Comparable Store Sales (a):
Victoria’s Secret	0%		15%
Bath & Body Works	5%		7%

Express	(21	) %	0%
Limited Stores	(6	) %	0%

Total apparel businesses	(18	) %	0%
Henri Bendel	(15	) %	27%

Total comparable store sales (decrease) increase	(5	) %	8%

(a)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

	First Quarter
	2005	2004	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret	$137	$137	0%
Bath & Body Works	$102	$97	5%
Apparel	$69	$78	(12	) %
Retail sales per average store (thousands):
Victoria’s Secret	$669	$644	4%
Bath & Body Works	$231	$214	8%
Apparel	$429	$467	(8	) %
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,885	4,700	4%
Bath & Body Works	2,275	2,217	3%
Apparel	6,395	6,001	7%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,875	4,728	3%
Bath & Body Works	3,574	3,525	1%
Apparel	7,214	7,645	(6	) %

	First Quarter
	2005	2004
Number of Stores:
Victoria’s Secret
Beginning of period	1,001	1,009
Opened	—	1
Closed	(3)	(4)

End of period	998	1,006

Bath & Body Works
Beginning of period	1,569	1,604
Opened	4	1
Closed	(2)	(15)

End of period	1,571	1,590

Apparel
Beginning of period	1,207	1,297
Opened	2	2
Closed	(81)	(25)

End of period	1,128	1,274

	Number of Stores			Selling Square Feet (thousands)
	April 30, 2005	May 1, 2004	Change	April 30, 2005	May 1, 2004	Change
Victoria’s Secret	998	1,006	(8)	4,875	4,728	147

Bath & Body Works	1,571	1,590	(19)	3,574	3,525	49

Express Women’s	408	554	(146)	2,482	3,458	(976)
Express Men’s	152	269	(117)	645	1,094	(449)
Express Dual Gender	251	111	140	2,179	1,002	1,177

Total Express	811	934	(123)	5,306	5,554	(248)

Limited Stores	317	340	(23)	1,908	2,091	(183)

Total apparel	1,128	1,274	(146)	7,214	7,645	(431)

Henri Bendel	2	1	1	37	35	2

Total stores and selling square feet	3,699	3,871	(172)	15,700	15,933	(233)

Net Sales

The change in net sales for the first quarter of 2005 compared to 2004 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2004 Net sales	$909	$342	$600	$127	$1,978
Comparable store sales	(1)	16	(90)	—	(75)
Sales associated with new, closed and non-comparable remodeled stores, net	21	5	(10)	—	16
Victoria’s Secret Direct	26	—	—	—	26
Mast third-party sales and other	—	—	—	30	30

2005 Net sales	$955	$363	$500	$157	$1,975

At Victoria’s Secret, comparable store sales were flat as incremental sales from the bra category and the new PINK sub-brand were offset by declines in the sleepwear and panty categories. Growth in the bra category was driven by the launch of the IPEX bra in the Body by Victoria and Angels product lines. The decrease in the sleepwear category was driven by the planned exit of the casual sleepwear product line in anticipation of a Fall 2005 introduction of a new sleepwear product line. The 10% increase in net sales at Victoria’s Secret Direct was driven by growth in bras, swimwear and woven and knit tops, and also benefited from a reduction in the order backlog during the quarter.

At Bath & Body Works, the 5% increase in comparable store sales was primarily driven by the launch of the C.O. Bigelow and Le Couvent des Minimes product lines and incremental sales from the Tutti Dolci product line. These increases were partially offset by declines in fragrant body care and gift sets. Sales growth was supported by in-store and direct mail promotions.

At the apparel businesses, the 18% decrease in comparable store sales primarily resulted from significant declines at Express, as declines in casual bottoms and knit tops were partially offset by increases in wear-to-work pants and denim. These results reflect a continuation of sales declines at Express which began in the Fall of 2004, as the Company’s product assortment did not meet customer preferences both in terms of fashion selection and price points. At Limited Stores, the 6% decrease in comparable store sales was primarily driven by declines in sweaters and jackets, partially offset by growth in pants.

Gross Income

For the first quarter of 2005, the gross income rate (expressed as a percentage of net sales) decreased to 30.8% from 34.2% for the same period in 2004 primarily due to a significant decrease in the merchandise margin rate at Express. The decrease in the merchandise margin rate at Express was driven by higher markdowns for all significant product categories to clear slow-moving inventories related to the poor performance of the Spring product assortment.

The gross margin rates at Victoria’s Secret and Bath & Body Works were about flat to last year as declines in merchandise margin rates were approximately offset by improved leverage of buying and occupancy expenses.

General, Administrative and Store Operating Expenses

For the first quarter of 2005, the general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 28.4% from 28.1% last year. This increase was primarily driven by increased spending on technology and process initiatives and the inability to leverage expenses at Express on a comparable store sales decrease of 21%. The increase was partially offset by leverage achieved on a comparable store sales increase of 5% at Bath & Body Works, and a decrease in various other expenses, including incentive compensation.

Interest Expense

	First Quarter
	2005	2004
Average borrowings (millions)	$1,650	$650.0
Average effective borrowing rate	5.33%	6.57%

The Company incurred interest expense of $23.1 million for the first quarter of 2005 compared to $11.6 million for the same period in 2004. The increase resulted primarily from an increase in average borrowings compared to last year.

Other Non-operating Items

For the first quarter of 2005, interest income decreased to $5.3 million from $8.0 million in 2004. The decrease primarily relates to a decrease in average invested cash balances, partially offset by an increase in average effective interest rates.

For the first quarter of 2005, other income was $2.6 million compared to $40.9 million for the first quarter of 2004. The decrease in other income relates to a $44.9 million gain from the early collection of a long-term note receivable and the sale of third-party warrants in the first quarter of 2004 (see Note 4 to the Consolidated Financial Statements).

Provision for Income Taxes

The Company’s effective tax rate decreased to 30.2% for the first quarter of 2005 from 38.3% for the same period in 2004. The rate decrease is primarily due to a $3.4 million tax benefit related to the resolution of certain state tax matters during the first quarter of 2005.

Adjusted Data

Adjusted income information provides non-GAAP financial measures and gives effect to certain significant transactions and events that impact the comparability of the Company’s results in 2005 and 2004. Specifically, certain non-operating items do not relate to the core performance of the Company’s business. Accordingly, to improve comparability, the following table adjusts net income for such transactions and events in determining the adjusted results, and reconciles the adjusted results to net income reported in accordance with U.S. generally accepted accounting principles.

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

Reconciliation of Adjusted Income Information for the thirteen weeks ended April 30, 2005 and May 1, 2004 (thousands except per share amounts):

	Thirteen Weeks Ended
	April 30, 2005	May 1, 2004
	Reported	Reported	Adjustments		Adjusted
Net sales	$1,974,932	$1,978,203	—		$1,978,203

Gross income	608,855	675,654	—		675,654

General, administrative and store operating expenses	(560,597)	(556,282)	—		(556,282)

Operating income	48,258	119,372	—		119,372
Interest expense	(23,069)	(11,643)	—		(11,643)
Interest income	5,328	7,974	—		7,974
Other income (loss)	2,628	40,934	$(44,857	)(a)	(3,923)

Income before income taxes	33,145	156,637	(44,857)		111,780
Provision for income taxes	10,000	60,000	(16,000)		44,000

Net income	$23,145	$96,637	$(28,857)		$67,780

Net income per diluted share	$0.06	$0.19			$0.13

Weighted average shares outstanding	417,234	515,439			515,439

(a)	The 2004 adjusted results exclude a $44.9 million pretax, non-operating gain resulting from the early collection of a long-term note receivable and the sale of New York & Company warrants held by the Company (see Note 4 to the Consolidated Financial Statements).

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. In addition, the Company has funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. The Company has not issued commercial paper or drawn on the Facility during the thirteen weeks ended April 30, 2005 and May 1, 2004. However, changes in consumer spending patterns, consumer preferences and overall economic conditions could impact the availability of future operating cash flows.

A summary of the Company’s working capital position and capitalization follows (millions):

	April 30, 2005	January 29, 2005	May 1, 2004
Working capital	$1,073	$1,234	$2,183

Capitalization:
Long-term debt	$1,647	$1,647	$648
Shareholders’ equity	2,236	2,335	4,368

Total capitalization	$3,883	$3,982	$5,016

Additional amounts available under credit agreements	$1,000	$1,000	$1,250

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

Net cash used for operating activities was $213.2 million for the thirteen weeks ended April 30, 2005 versus $170.6 million used for the same period in 2004. The increase in cash used for operating activities relates primarily to the decrease in net income, partially offset by a decrease in tax payments during the quarter.

Net cash used for investing activities of $140.1 million for the thirteen weeks ended April 30, 2005 primarily included $134.1 million in capital expenditures. Net cash used for investing activities of $10.2 million for the thirteen weeks ended May 1, 2004 primarily included $101.0 million in capital expenditures, partially offset by cash inflows of $75.0 million from the collection of a long-term note receivable and $20.0 million from the sale of third-party warrants.

Net cash used for financing activities of $121.2 million for the thirteen weeks ended April 30, 2005 primarily included the repurchase of 3.5 million shares of common stock for $82.4 million and quarterly dividend payments of $0.15 per share or $61.2 million, partially offset by proceeds from the exercise of stock options. Net cash used for financing activities of $1.0 billion for the thirteen weeks ended May 1, 2004 primarily included the repurchase of 50.6 million shares of common stock for $1.0 billion through the Company’s modified Dutch Auction tender offer and quarterly dividend payments of $0.12 per share or $62.4 million, partially offset by proceeds from the exercise of stock options.

In February 2005, the Company’s Board of Directors authorized the repurchase of $100 million of common stock. The Company completed this repurchase in May 2005, acquiring 4.3 million shares of its common stock at an average price of approximately $23.16 per share.

On May 16, 2005, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Through June 6, 2005, 0.4 million shares have been repurchased at an average price of $20.71 per share.

On June 6, 2005, the Company filed a shelf registration statement with the Securities and Exchange Commission (the “SEC”). The shelf registration statement, subject to SEC approval, would enable the Company to issue up to $1 billion of debt securities, common and preferred stock and other securities.

Capital Expenditures

Capital expenditures amounted to $134.1 million and $101.0 million for the thirteen weeks ended April 30, 2005 and May 1, 2004, of which approximately $48.3 million and $87.3 million, respectively, were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to investments to fund operating capabilities to support growth and to upgrade the Company’s corporate aircraft fleet.

The Company anticipates spending approximately $600 million for capital expenditures in 2005 versus $431 million in 2004. The anticipated increase in capital spending in 2005 is primarily driven by an increase related to the Company’s efforts to centralize and upgrade systems and capabilities in the areas of finance, customer relationship marketing, merchandise planning and allocation, and demand chain. The Company expects that 2005 capital expenditures will be funded principally by net cash provided by operating activities.

Impact of Tax Legislation

On October 22, 2004, the American Jobs Creation Act (the “Act”) was passed, providing for a special one-time deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met, including the implementation of a qualifying reinvestment plan. Based on our preliminary review, it is reasonably possible that the Company may qualify to receive a tax benefit with respect to the repatriation of foreign earnings. However, a substantial portion of the potential federal tax benefit is contingent upon the successful resolution of certain tax matters (see Note 8 to the Consolidated Financial Statements). If the Company receives a refund related to these tax matters and is able to implement a qualifying reinvestment plan, a tax benefit of up to $70 million could be realized. The Company continues to evaluate the impact of the Act.

Contingent Liabilities and Contractual Obligations

As of April 30, 2005, the Company’s contingent liabilities included approximately $344 million of remaining lease and lease related guarantees related to the divestiture of several former subsidiaries, as well as a $25 million guarantee related to the Company’s investment in Easton Town Center. On June 1, 2005, ETC refinanced its $210 million secured bank loan using borrowings available under a new $290 million secured borrowing facility. The remaining amount available under this facility can be used by ETC to fund capital improvements or other working capital requirements. In conjunction with the refinancing, the Company’s $25 million guarantee was terminated.

The following table includes aggregated information about the Company’s contractual obligations. These contractual obligations impact the Company’s short and long–term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including the maturity profile of the Company’s long–term debt, operating leases and other long–term liabilities as of April 30, 2005.

	Payments Due by Fiscal Year
Contractual Obligations (Millions)	Total	2005 (5)	2006 and 2007	2008 and 2009	2010 and thereafter	Other
Long-term debt obligations (1)	$2,790	$39	$273	$559	$1,919	—
Operating lease obligations (2)	3,299	415	950	727	1,207	—
Purchase obligations (3)	1,455	1,151	242	53	9	—
Other long-term liabilities (4)	149	—	—	—	—	$149

Total	$7,693	$1,605	$1,465	$1,339	$3,135	$149

(1)	Long-term debt obligations relate to principal and interest payments for the Company’s outstanding notes, debentures and Term Loan (see Note 9 to the Consolidated Financial Statements). Interest payments have been estimated based on the coupon rate for fixed rate obligations or the variable rate in effect at April 30, 2005 for the Term Loan. Interest obligations exclude amounts which have been accrued through April 30, 2005.
(2)	Operating lease obligations primarily relate to minimum payments due under store lease agreements.
(3)	Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods, services or property and equipment that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(4)	Other long-term liabilities reflect future payments relating to the Company’s nonqualified supplemental retirement plan and have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution (see Note 11 to the Consolidated Financial Statements).
(5)	Payments due for 2005 represent obligations due for the remainder of the fiscal year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. In April 2005, the SEC announced that it would delay the required implementation of SFAS No. 123R, from the first interim period beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005. As a result of this delay, the Company plans to adopt SFAS No. 123R as of the beginning of the first quarter of 2006. SFAS No. 123R provides two alternatives for adoption: (1) a “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date; or (2) a “modified retrospective” method which follows the approach in the “modified prospective” method, but also permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. The Company has not yet determined which method of adoption it will apply.

The adoption of SFAS No. 123R is expected to have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to the Consolidated Financial Statements. SFAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the thirteen weeks ended April 30, 2005 and May 1, 2004 have been separately classified as “tax benefit on the exercise of non-qualified stock options” in the Consolidated Statements of Cash Flows.

IMPACT OF INFLATION

The Company’s results of operations and financial condition are presented based on historical cost. While it is difficult to measure accurately the impact of inflation due to the imprecise nature of the estimates required, the Company believes the effects of inflation, if any, on the results of operations and financial condition have been minor.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its estimates and judgments, including those related to inventories, long–lived assets and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of its Board of Directors and believes the following assumptions and estimates are most significant to reporting its results of operations and financial position.

Inventories

Inventories are principally valued at the lower of average cost or market, on a weighted average cost basis, using the retail method. The Company records a charge to cost of goods sold for all inventory on hand when a permanent retail price reduction is reflected in its stores. In addition, management makes estimates and judgments regarding, among other things, initial markup, markdowns, future demand and market conditions, all of which significantly impact the ending inventory valuation. Inventory valuation at the end of the first and third quarters reflects adjustments for estimated inventory markdowns for the Spring and Fall selling seasons. If actual future demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected. Other significant estimates related to inventory include shrink and obsolete and excess inventory which are also based on historical results and management’s operating projections.

Valuation of Long–lived Assets

Long–lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. Intangible assets not subject to amortization are reviewed for impairment annually by comparing the fair value to the carrying value. Goodwill is reviewed annually for impairment by comparing each reporting unit’s carrying value to its fair value. Factors used in the valuation of long–lived assets, intangible assets and goodwill include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If future economic conditions are different than those projected by management, impairment charges may be required.

Claims and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. The Company’s determination of the treatment of claims and contingencies in the Consolidated Financial Statements is based on management’s view of the expected outcome of the applicable claim or contingency. The Company consults with legal counsel on matters related to litigation and seeks input from other experts both within and outside the Company with respect to matters in the ordinary course of business. The Company accrues a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, disclosure of a material claim or contingency is made in the Notes to the Consolidated Financial Statements.

Income Taxes

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In the ordinary course of business, there are transactions, calculations and changes in tax legislation where the ultimate tax outcome is uncertain. Additionally, the Company’s tax returns are subject to audit by various domestic and foreign tax authorities. Although the Company believes that its estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in the Company’s Consolidated Financial Statements.

Revenue Recognition

While the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes revenue upon customer receipt of the merchandise, which for catalogue and e–commerce revenues reflects an estimate for shipments that have not been received by the customer based on shipping terms. The Company also provides a reserve for projected merchandise returns based on prior experience.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of April 30, 2005 has not significantly changed since January 29, 2005. Information regarding the Company’s financial instruments and market risk as of January 29, 2005 is disclosed in the Company’s 2004 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred in the first quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table outlines the Company’s repurchases of its common stock during the first quarter ended April 30, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value that May Yet Be Purchased (3)
February	28,663	$23.95	—	$100,000,000
March	1,501,894	$24.13	1,478,000	$64,217,328
April	2,416,400	$22.76	2,416,400	$9,217,935

Total	3,946,957	$23.29	3,894,400	$9,217,935

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	In February 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock which was completed in May 2005.

On May 16, 2005, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock.

Item 6. EXHIBITS

Exhibits.
15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ V. ANN HAILEY
V. Ann Hailey Executive Vice President and Chief Financial Officer*

Date: June 9, 2005

*	Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.