Form 10-Q
period 2005-07-30
LIMITED BRANDS INC
filed 2005-09-08
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at September 6, 2005
401,313,208 Shares

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

PART I— FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net sales	$2,290,901	$2,210,832	$4,265,833	$4,189,035
Costs of goods sold, buying and occupancy	(1,497,531)	(1,412,863)	(2,863,608)	(2,715,412)

Gross profit	793,370	797,969	1,402,225	1,473,623
General, administrative and store operating expenses	(589,456)	(571,026)	(1,150,053)	(1,127,308)

Operating income	203,914	226,943	252,172	346,315
Interest expense	(21,889)	(12,047)	(44,958)	(23,690)
Interest income	4,270	8,459	9,598	16,433
Other income (loss)	(1,218)	980	1,410	41,914
Gain on sale of investee’s stock	—	17,617	—	17,617

Income before income taxes	185,077	241,952	218,222	398,589
Provision for income taxes	72,000	94,000	82,000	154,000

Net income	$113,077	$147,952	$136,222	$244,589

Net income per basic share	$0.28	$0.31	$0.34	$0.50

Net income per diluted share	$0.27	$0.31	$0.33	$0.49

Dividends per share	$0.15	$0.12	$0.30	$0.24

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	July 30, 2005	January 29, 2005	July 31, 2004
	(Unaudited)		(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$719,096	$1,160,759	$2,099,684
Accounts receivable	120,378	128,509	101,442
Inventories	1,175,934	1,141,626	1,122,241
Other	238,543	253,554	230,087

Total current assets	2,253,951	2,684,448	3,553,454

Property and equipment, net	1,558,059	1,484,120	1,516,097
Goodwill	1,351,822	1,337,702	1,310,868
Trade names and other intangible assets, net	453,558	461,637	437,438
Other assets	142,965	120,789	127,808

Total assets	$5,760,355	$6,088,696	$6,945,665

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$518,963	$495,536	$542,966
Accrued expenses	651,493	725,839	670,139
Income taxes	85,040	229,304	122,129

Total current liabilities	1,255,496	1,450,679	1,335,234

Deferred income taxes	177,192	176,822	134,367
Long-term debt	1,646,735	1,646,567	648,293
Other long-term liabilities	440,854	446,759	409,854

Minority interest	32,780	32,500	—

Shareholders’ equity:
Common stock	261,926	261,926	261,926
Paid-in capital	1,637,112	1,649,265	1,669,994
Retained earnings	3,407,874	3,392,738	3,540,706

	5,306,912	5,303,929	5,472,626
Less: treasury stock, at average cost	(3,099,614)	(2,968,560)	(1,054,709)

Total shareholders’ equity	2,207,298	2,335,369	4,417,917

Total liabilities and shareholders’ equity	$5,760,355	$6,088,696	$6,945,665

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004
Operating activities:
Net income	$136,222	$244,589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,734	152,685
Gain on settlement of long-term note receivable	—	(24,857)
Gain on sale of New York & Company warrants	—	(20,000)
Stock compensation	5,449	2,923
Tax benefit on exercise of non-qualified stock options	7,876	13,636
Gain on sale of investee’s stock	—	(17,617)
Deferred income taxes	(25,956)	(31)
Change in assets and liabilities:
Accounts receivable	8,169	10,695
Inventories	(33,754)	(178,815)
Accounts payable and accrued expenses	(46,833)	117,212
Income taxes payable	(117,938)	(157,032)
Other assets and liabilities	13,551	11,039

Net cash provided by operating activities	97,520	154,427

Investing activities:
Capital expenditures	(249,568)	(238,142)
Proceeds from settlement of long-term note receivable	—	75,000
Proceeds from sale of New York & Company warrants	—	20,000
Proceeds from sale of investee’s stock	—	65,333
Other investing activities	(16,662)	(4,739)

Net cash used for investing activities	(266,230)	(82,548)

Financing activities:
Dividends paid	(121,805)	(119,086)
Repurchase of common stock	(182,875)	(1,051,303)
Proceeds from exercise of stock options and other	31,727	67,847

Net cash used for financing activities	(272,953)	(1,102,542)

Net decrease in cash and cash equivalents	(441,663)	(1,030,663)

Cash and cash equivalents, beginning of year	1,160,759	3,130,347

Cash and cash equivalents, end of period	$719,096	$2,099,684

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

The Consolidated Financial Statements as of and for the thirteen week and twenty-six week periods ended July 30, 2005 and July 31, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Shareholders’ Equity and Earnings Per Share

At July 30, 2005, one billion shares of $0.50 par value common stock were authorized, 523.9 million were issued and 401.2 million were outstanding. At January 29, 2005, 523.9 million shares were issued and 406.7 million were outstanding. At July 31, 2004, 523.9 million shares were issued and 470.2 million were outstanding. In addition, ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

In May 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. As of July 30, 2005, under this program, the Company had repurchased approximately 3.9 million shares of its common stock for $86.8 million, of which $4.1 million was settled in August 2005 and, accordingly, was reflected in accounts payable. This repurchase program was completed in August 2005 resulting in a total repurchase of approximately 4.5 million shares for $100 million at an average price of approximately $22.34 per share.

In August 2005, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Through September 6, 2005, the Company has repurchased no shares under this program.

In February 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. The Company completed this repurchase in May 2005 by acquiring approximately 4.3 million shares of its common stock at an average price per share of approximately $23.16.

In October 2004, the Company’s Board of Directors authorized the repurchase of $2 billion of the Company’s common stock under a modified Dutch Auction tender offer. The Company completed this tender offer in December 2004, repurchasing 69.0 million shares of common stock at a purchase price of $29 per share. Upon the completion of this tender offer, the Board of Directors declared a $500 million special dividend, or $1.23 per share, which was paid in January 2005.

In May 2004, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. The Company completed this repurchase in August 2004 by acquiring approximately 5.1 million shares of its common stock at an average price per share of approximately $19.42.

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

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Common shares issued	523,852	523,852	523,852	523,852
Treasury shares	(120,185)	(51,736)	(118,540)	(34,798)

Basic shares	403,667	472,116	405,312	489,054
Dilutive effect of stock options and restricted shares	8,301	8,180	9,289	8,814

Diluted shares	411,968	480,296	414,601	497,868

The quarterly computations of earnings per diluted share exclude options to purchase 6.3 million and 2.3 million shares of common stock for the thirteen weeks ended July 30, 2005 and July 31, 2004, respectively, and the year-to-date computations of earnings per diluted share exclude options to purchase 5.9 million and 2.0 million shares for 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of the common shares during those periods.

3. Stock-based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation” (“SFAS No. 123”), establishes an alternative method of expense recognition for stock-based compensation awards based on fair values (see Note 14).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(thousands except per share amounts)	July 30, 2005	July 31, 2004	July 30, 2005	July 31, 2004
Net income, as reported	$113,077	$147,952	$136,222	$244,589
Add: Stock compensation cost recorded under APB 25, net of tax	1,614	2,645	3,381	2,028
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(8,559)	(9,546)	(15,305)	(18,201)

Pro forma net income	$106,132	$141,051	$124,298	$228,416

Earnings per basic share, as reported	$0.28	$0.31	$0.34	$0.50
Earnings per basic share, pro forma	$0.26	$0.30	$0.31	$0.47
Earnings per diluted share, as reported	$0.27	$0.31	$0.33	$0.49
Earnings per diluted share, pro forma	$0.26	$0.30	$0.30	$0.46

4. Other Income (Loss)

Other income for the twenty-six week period ended July 31, 2004 primarily includes a $44.9 million gain in March 2004 resulting from (i) the early repayment of New York & Company’s (formerly Lerner) $75.0 million subordinated note held by the Company plus accrued interest of approximately $10 million (scheduled maturity was November 26, 2009) and (ii) New York & Company’s $20.0 million purchase of warrants representing approximately 13% of New York & Company’s common equity. The note and warrants were part of the consideration received by the Company for the sale of New York & Company in November 2002, and had a carrying value, including accrued interest, of $60.1 million.

5. Gain on Sale of Investee’s Stock

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

7. Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	July 30, 2005	January 29, 2005	July 31, 2004
Property and equipment, at cost	$3,870,731	$3,781,838	$3,801,098
Accumulated depreciation	(2,312,672)	(2,297,718)	(2,285,001)

Property and equipment, net	$1,558,059	$1,484,120	$1,516,097

8. Trade Names and Other Intangible Assets, Net

Intangible assets, not subject to amortization, represent the Victoria’s Secret and Bath & Body Works trade names and were $411 million as of July 30, 2005, January 29, 2005 and July 31, 2004.

Intangible assets, subject to amortization, were as follows (thousands):

	July 30, 2005	January 29, 2005	July 31, 2004
Gross carrying amount	$81,697	$85,177	$56,277
Accumulated amortization	(39,139)	(34,540)	(29,839)

Intangible assets, net	$42,558	$50,637	$26,438

Estimated future annual amortization expense will be approximately $6 million for the remainder of 2005, $10 million in 2006, $8 million in 2007, $3 million in 2008, $2 million in 2009 and $14 million thereafter.

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. For the twenty-six week period ended July 30, 2005, the provision for income taxes reflects a net tax benefit of $2.9 million, primarily related to the resolution of certain state tax matters. Income taxes paid during the twenty-six weeks ended July 30, 2005 and July 31, 2004 approximated $219.0 million and $296.3 million, respectively. Income taxes payable includes net current deferred tax liabilities of $47.9 million at July 30, 2005, $74.2 million at January 29, 2005 and $69.7 million at July 31, 2004.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States. The Internal Revenue Service (“IRS”) has assessed the Company for taxes and interest for the years 1992 to 2002 on the basis that a portion of the foreign earnings had been repatriated. In September 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, in 1999 the Company made a $112 million payment of taxes and interest for the years 1992 to 1998 that reduced deferred tax liabilities.

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

On October 22, 2004, the American Jobs Creation Act (the “Act”) was passed, providing for a special one-time deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met, including the implementation of a qualifying reinvestment plan. Based on our preliminary review, it is reasonably possible that the Company may qualify to receive a tax benefit with respect to the repatriation of foreign earnings. However, a substantial portion of the potential federal tax benefit is contingent upon the successful resolution of the 1995 through 2000 years described above. If the Company receives a refund related to the 1995 through 2000 years and is able to implement a qualifying reinvestment plan, a tax benefit of up to $74 million could be realized. The Company continues to evaluate the impact of the Act.

10. Long-term Debt

Long-term debt, net of unamortized discount, consisted of (thousands):

	July 30, 2005	January 29, 2005	July 31, 2004
6.125% $300 million Notes due December 2012	$299,061	$298,997	$298,932
6.95% $350 million Debentures due March 2033	349,383	349,372	349,361
5.25% $500 million Notes due November 1, 2014	498,291	498,198	—
Term Loan	500,000	500,000	—

	$1,646,735	$1,646,567	$648,293

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

The Term Loan and the Facility have several interest rate options, which are based in part on the Company’s long-term credit ratings. The interest rate on the Term Loan was 4.27% at July 30, 2005. During the twenty-six weeks ended July 30, 2005, there were no borrowings outstanding under the Facility. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of July 30, 2005.

In June 2005, the Company filed a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities may be issued. As of September 6, 2005, no securities have been issued under this registration statement.

Cash paid for interest during the twenty-six weeks ended July 30, 2005 and July 31, 2004 was $48.5 million and $23.7 million, respectively.

11. Commitments and Contingencies

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $321 million related to lease payments of Abercrombie & Fitch, Too Inc. (formerly Limited Too), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liability being triggered under these guarantees, with respect to existing and extended leases, is remote.

In connection with the Company’s investment in Easton Town Center, LLC (“ETC”), the Company had previously guaranteed $25 million of ETC’s $210 million secured bank loan. In June 2005, ETC repaid this bank loan using borrowings available under a new $290 million secured borrowing facility. The remaining amount available under this facility can be used by ETC to fund capital improvements or other working capital requirements. In conjunction with this refinancing, the Company’s $25 million guarantee was terminated.

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

12. Retirement Benefits

The Company sponsors a qualified defined contribution retirement plan which is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and who have attained the age of 21. This plan permits associates to contribute amounts to individual accounts up to the maximum amount allowable under the Internal Revenue Code. The Company matches associate contributions based on a predetermined formula and both associate contributions and Company matching contributions are 100% vested at all times. The Company also contributes additional amounts to this plan based on a percentage of the associates’ eligible annual compensation which vest based on the associates’ years of service. Total expense recognized related to this plan was $10.4 million and $22.3 million for the thirteen and twenty-six week periods ended July 30, 2005 and $11.2 million and $22.9 million for the same periods in 2004.

The Company also sponsors an unfunded, non-qualified supplemental retirement plan that permits highly compensated associates to defer a portion of their salaries above the Internal Revenue Code limits for the Company’s defined contribution plan. Participation in this plan is subject to service, job level and compensation requirements. The Company matches associate contributions according to a predetermined formula. Associate accounts are credited with interest at a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Total expense recognized related to this plan was $5.7 million and $11.0 million for the thirteen and twenty-six week periods ended July 30, 2005 and $3.6 million and $9.4 million for the same periods in 2004.

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

Segment information for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004 follows (thousands):

	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
2005
Thirteen weeks:
Net sales	$1,081,736	$516,516	$540,670	$151,979	$2,290,901
Operating income (loss)	224,528	84,755	(42,508)	(62,861)	203,914
Twenty-six weeks:
Net sales	$2,036,913	$879,678	$1,041,097	$308,145	$4,265,833
Operating income (loss)	382,186	101,654	(110,971)	(120,697)	252,172
2004
Thirteen weeks:
Net sales	$1,023,128	$470,355	$592,346	$125,003	$2,210,832
Operating income (loss)	188,805	76,812	15,773	(54,447)	226,943
Twenty-six weeks:
Net sales	$1,931,947	$812,266	$1,192,472	$252,350	$4,189,035
Operating income (loss)	340,231	85,920	26,460	(106,296)	346,315

(a)	Includes Corporate (including non-core real estate and equity investments), Mast third party sales and Henri Bendel.

14. Recently Issued Accounting Pronouncements

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

The adoption of SFAS No. 123R is expected to have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 3. SFAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the twenty-six weeks ended July 30, 2005 and July 31, 2004 have been separately classified as “tax benefit on the exercise of non-qualified stock options” in the Consolidated Statements of Cash Flows.

15. Subsequent Event

On August 29, 2005, Hurricane Katrina struck a portion of the southern United States. As of September 6, 2005, approximately 40 of the Company’s stores remain closed as a result of damage related to this storm. The Company is in the process of assessing the extent of the damage. Based upon the terms of the Company’s merchandise, property and business interruption insurance and related deductibles, management does not believe that the ultimate resolution of this event will be material to the Company’s financial position. However, the Company’s results of operations and cash flows may be impacted by other potential consequences of the storm as well as timing differences between the realization of the losses and the recognition of insurance proceeds.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of July 30, 2005 and July 31, 2004, the related consolidated statements of income for the thirteen and twenty-six week periods ended July 30, 2005 and July 31, 2004, and the consolidated statements of cash flows for the twenty-six week periods ended July 30, 2005 and July 31, 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of January 29, 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended not presented herein, and in our report dated March 23, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio

August 18, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EXECUTIVE OVERVIEW

The Company’s results for the quarter and year-to-date periods ended July 30, 2005 were below expectations, as operating income declined 10% and 27%, respectively, primarily due to a significant decline in operating results at Express. Express experienced a decline in both sales and merchandise margin which was driven by a fashion assortment that did not meet consumer preferences both in terms of fashion and price points across many merchandise categories. The Express decline was partially offset by operating income increases at Victoria’s Secret and Bath & Body Works. Victoria’s Secret increases were driven by the first quarter 2005 launch of the IPEX bra and continued sales growth in the PINK sub-brand. Bath & Body Works continues to achieve success from new product offerings, including Tutti Dulci, C.O. Bigelow, Le Couvent des Minimes and Breathe.

For the upcoming fall season, Express has significantly increased its investment in denim and other strong performance product categories, has canceled orders for underperforming merchandise, and has taken steps to increase store traffic by implementing new direct mail programs and modifying floorsets and window displays. At both Victoria’s Secret and Bath & Body Works, the Company continues to focus on product innovation activity to support growth. At Victoria’s Secret, the Company announced plans to expand the PINK assortment and will consider the introduction of free standing PINK stores after evaluation of the expanded assortment as it explores additional opportunities to transform PINK into a full lifestyle brand. In addition, during the quarter, the Company was awarded exclusive distribution rights to Intimissimi, a premier Italian lingerie brand. By the end of 2005, the Company plans to include Intimissimi Boutiques within approximately twenty-five Victoria’s Secret stores. At Bath & Body Works, the Company announced plans to launch “bathandbodyworks.com” in October 2005, expanding its direct response capabilities and providing an important new channel for growth. The Company also plans to open six new C.O. Bigelow stores in the Boston, Chicago and New York markets during the Fall of 2005.

SECOND QUARTER AND YEAR-TO-DATE 2005 RESULTS

The following summarized financial and statistical data compares reported results for the thirteen week and twenty-six week periods ended July 30, 2005 and July 31, 2004:

	Second Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Net Sales (millions):
Victoria’s Secret Stores	$763	$726	5%	$1,431	$1,375	4%
Victoria’s Secret Direct	319	297	7%	606	557	9%

Total Victoria’s Secret	1,082	1,023	6%	2,037	1,932	5%

Bath & Body Works	516	470	10%	880	812	8%

Express	420	465	(10)%	791	925	(14)%
Limited Stores	121	128	(5)%	250	268	(7)%

Total apparel businesses	541	593	(9)%	1,041	1,193	(13)%

Other (a)	152	125	22%	308	252	22%

Total net sales	$2,291	$2,211	4%	$4,266	$4,189	2%

Segment Operating Income (millions):
Victoria’s Secret	$225	$189	19%	$382	$340	12%
Bath & Body Works	85	77	10%	102	86	19%
Apparel	(43)	16	nm	(111)	26	nm
Other (a)	(63)	(55)	(15)%	(121)	(106)	(14)%

Total operating income	$204	$227	(10)%	$252	$346	(27)%

(a)	Other includes Corporate, Mast and Henri Bendel.
nm	Not meaningful

	Second Quarter		Year-to-Date
	2005	2004	2005	2004
Comparable Store Sales (a):
Victoria’s Secret	2%	7%	1%	11%

Bath & Body Works	9%	20%	7%	14%

Express	(12)%	3%	(17)%	2%
Limited Stores	(2)%	(2)%	(4)%	(1)%

Total apparel businesses	(10)%	2%	(14)%	1%

Henri Bendel	(8)%	18%	(12)%	23%

Total comparable store sales increase (decrease)	0%	9%	(2)%	8%

(a)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

	Second Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret	$156	$153	2%	$293	$289	1%
Bath & Body Works	$145	$133	9%	$247	$229	8%
Apparel	$75	$78	(4)%	$144	$156	(8)%
Retail sales per average store (thousands):
Victoria’s Secret	$767	$724	6%	$1,437	$1,369	5%
Bath & Body Works	$329	$296	11%	$561	$509	10%
Apparel	$484	$470	3%	$900	$937	(4)%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,949	4,772	4%
Bath & Body Works	2,279	2,245	2%
Apparel	6,431	6,037	7%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,904	4,772	3%
Bath & Body Works	3,571	3,560	0%
Apparel	7,113	7,540	(6)%

	Second Quarter		Year-to-Date
	2005	2004	2005	2004
Number of Stores:
Victoria’s Secret
Beginning of period	998	1,006	1,001	1,009
Opened	1	2	1	3
Closed	(8)	(8)	(11)	(12)

End of period	991	1,000	991	1,000

Bath & Body Works
Beginning of period	1,571	1,590	1,569	1,604
Opened	1	3	5	4
Closed	(5)	(7)	(7)	(22)

End of period	1,567	1,586	1,567	1,586

Apparel
Beginning of period	1,128	1,274	1,207	1,297
Opened	1	4	3	6
Closed	(23)	(29)	(104)	(54)

End of period	1,106	1,249	1,106	1,249

	Number of Stores			Selling Square Feet (thousands)
	July 30, 2005	July 31, 2004	Change	July 30, 2005	July 31, 2004	Change
Victoria’s Secret	991	1,000	(9)	4,904	4,772	132

Bath & Body Works	1,567	1,586	(19)	3,571	3,560	11

Express Women’s	375	512	(137)	2,267	3,179	(912)
Express Men’s	136	249	(113)	581	1,012	(431)
Express Dual Gender	281	153	128	2,397	1,310	1,087

Total Express	792	914	(122)	5,245	5,501	(256)

Limited Stores	314	335	(21)	1,868	2,039	(171)

Total apparel	1,106	1,249	(143)	7,113	7,540	(427)

Henri Bendel	2	1	1	37	35	2

Total stores and selling square feet	3,666	3,836	(170)	15,625	15,907	(282)

Net Sales

The change in net sales for the second quarter of 2005 compared to 2004 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2004 Net sales	$1,023	$470	$593	$125	$2,211
Comparable store sales	11	41	(51)	—	1
Sales associated with new, closed and non-comparable remodeled stores, net	26	5	(1)	—	30
Victoria’s Secret Direct	22	—	—	—	22
Mast third-party sales and other	—	—	—	27	27

2005 Net sales	$1,082	$516	$541	$152	$2,291

At Victoria’s Secret, both the increase in comparable store sales of 2% and the increase in total sales were driven by growth in the bra category and the PINK sub-brand, partially offset by declines in the sleepwear and panty categories. Growth in the bra category was driven by sales of the IPEX bra, which was launched in the Body by Victoria and Angels product lines in the first quarter, and by increases in the Very Sexy product line. The decline in the sleepwear category was driven by the planned exit of the casual sleepwear product line in anticipation of a Fall 2005 introduction of a new sleepwear assortment. The 7% increase in net sales at Victoria’s Secret Direct was driven by growth in bras and swimwear.

At Bath & Body Works, the 9% increase in comparable store sales was primarily driven by incremental sales from the Tutti Dolci, C.O. Bigelow and Le Couvent des Minimes product lines, the successful semi-annual sale and the second quarter launch of the Breathe Body Care product line. Sales growth was supported by in-store and direct mail promotional activity.

At the apparel businesses, the 10% decrease in comparable store sales primarily resulted from significant declines at Express, as declines across most categories were partially offset by increases in woven tops, wear-to-work pants and denim. These results reflect a continuation of sales declines at Express which began in the Fall of 2004 when the Company’s product assortment did not meet customer preferences both in terms of fashion selection and price points. At Limited Stores, the 2% decrease in comparable store sales was primarily driven by declines in sweaters, tops and jackets, partially offset by growth in pants.

The net sales increase at Mast was primarily driven by an increase in volume of third party customer sales versus the second quarter of 2004.

The change in net sales for the twenty-six weeks ended July 30, 2005 compared to July 31, 2004 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2004 Net sales	$1,932	$812	$1,193	$252	$4,189
Comparable store sales	10	57	(141)	—	(74)
Sales associated with new, closed and non-comparable remodeled stores, net	46	11	(11)	—	46
Victoria’s Secret Direct	49	—	—	—	49
Mast third party sales and other	—	—	—	56	56

2005 Net sales	$2,037	$880	$1,041	$308	$4,266

At Victoria’s Secret, both the increase in comparable store sales of 1% and the increase in total sales were driven by growth in the bra category and the PINK sub-brand, partially offset by declines in sleepwear and panties. The decline in the sleepwear category was driven by the planned exit of the casual sleepwear product line in anticipation of a Fall 2005 introduction of a new sleepwear assortment. The 9% increase in sales at Victoria’s Secret Direct was driven by growth in bras, swimwear and woven and knit tops.

At Bath & Body Works, the 7% increase in comparable store sales was primarily driven by incremental sales from new products, including the Tutti Dolci, C.O. Bigelow, Le Couvent des Minimes and Breathe product lines.

At the apparel businesses, the 14% decrease in comparable store sales primarily resulted from significant declines at Express related to the product assortment issues discussed previously. The 4% decline in comparable store sales at Limited Stores was primarily driven by declines in sweaters, tops and jackets, partially offset by growth in pants.

The net sales increase at Mast was primarily driven by an increase in volume of third party customer sales versus 2004.

Gross Profit

For the second quarter of 2005, the gross profit rate (expressed as a percentage of net sales) decreased to 34.6% from 36.1% for the same period in 2004 primarily due to a decrease in the merchandise margin rate at Express and, to a lesser extent, Bath & Body Works. This decline was partially offset by buying and occupancy expense leverage achieved at Victoria’s Secret and Bath & Body Works on sales increases of 6% and 10%, respectively.

The year-to-date gross profit rate decreased to 32.9% from 35.2% in 2004, primarily due to a decrease in the merchandise margin rate at Express and, to a lesser extent, Bath & Body Works. This decline was partially offset by buying and occupancy expense leverage achieved at Victoria’s Secret and Bath & Body Works on sales increases of 5% and 8%, respectively.

The decrease in the second quarter and year-to-date merchandise margin rate at Express was driven by significantly higher markdowns to clear slow-moving inventories in all significant product categories. The second quarter and year-to-date merchandise margin rate decreased at Bath & Body Works due to increased markdowns on giftsets and costs associated with existing products as the Company introduces new products to the assortment.

General, Administrative and Store Operating Expenses

The second quarter and year-to-date general, administrative and store operating expense rates (expressed as a percentage of net sales) were about flat compared to 2004, as increased spending on technology and process initiatives and the inability to leverage store selling expenses at Express were offset by decreases in incentive compensation and leverage achieved on year-to-date sales increase of 10% at Bath & Body Works.

Interest Expense

	Second Quarter		Year-to-Date
	2005	2004	2005	2004
Average borrowings (millions)	$1,646.7	$648.3	$1,646.7	$648.3
Average effective borrowing rate	5.13%	6.55%	5.23%	6.55%

The Company incurred interest expense of $21.9 million for the second quarter of 2005 compared to $12.0 million for the same period in 2004. Year-to-date interest expense increased to $45.0 million in 2005 from $23.7 million in 2004. These increases resulted primarily from an increase in average borrowings compared to last year.

Interest Income and Other Income (Loss)

For the second quarter of 2005, interest income decreased to $4.3 million from $8.5 million in 2004. Year-to-date interest income decreased to $9.6 million from $16.4 million in 2004. The decrease primarily relates to a decrease in average invested cash balances, partially offset by an increase in average effective interest rates.

Year-to-date other income was $1.4 million compared to $41.9 million in 2004. The year-to-date decline in other income compared to 2004 primarily relates to a $44.9 million gain from the early collection of a long-term note receivable and the sale of New York & Company warrants in the first quarter of 2004 (see Note 4 to the Consolidated Financial Statements).

Gain on Sale of Investee’s Stock

In July 2004, the Company sold its remaining ownership interest in Galyan’s Trading Company, Inc. (“Galyan’s”) for $65.3 million resulting in a pretax gain of $17.6 million. Prior to the sale of Galyan’s shares, the Company accounted for its investment using the equity method.

Provision for Income Taxes

The Company’s year-to-date effective tax rate decreased to 37.6% in 2005 from 38.6% in 2004. The rate decrease is due to a net tax benefit recognized primarily related to the resolution of certain state tax matters.

Adjusted Data

Adjusted income information provides non-GAAP financial measures and gives effect to certain significant transactions and events that impact the comparability of the Company’s results in 2005 and 2004. To improve comparability, the following table adjusts net income for certain non-operating items unrelated to the Company’s core performance and reconciles the adjusted results to net income reported in accordance with U.S. generally accepted accounting principles.

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

Reconciliation of Adjusted Income Information for the thirteen weeks ended July 30, 2005 and July 31, 2004 (thousands except per share amounts):

		Thirteen Weeks Ended July 31, 2004
	July 30, 2005	Reported	Adjustments		Adjusted
Net sales	$2,290,901	$2,210,832	—		$2,210,832

Gross profit	793,370	797,969	—		797,969

General, administrative and store operating expenses	(589,456)	(571,026)	—		(571,026)

Operating income	203,914	226,943	—		226,943
Interest expense	(21,889)	(12,047)	—		(12,047)
Interest income	4,270	8,459	—		8,459
Other income (loss)	(1,218)	980	—		980
Gain on sale of investee’s stock	—	17,617	(17,617	)(a)	—

Income before income taxes	185,077	241,952	(17,617)		224,335
Provision for income taxes	72,000	94,000	(7,000)		87,000

Net income	$113,077	$147,952	$(10,617)		$137,335

Net income per diluted share	$0.27	$0.31			$0.29

Weighted average diluted shares outstanding	411,968	480,296			480,296

Notes to Reconciliation of Adjusted Income Information:

(a)	The adjusted results for the thirteen weeks ended July 31, 2004 exclude a $17.6 million pretax, non-operating gain resulting from the sale of the Company’s remaining ownership interest in Galyan’s (see Note 5 to the Consolidated Financial Statements).

Reconciliation of Adjusted Income Information for the twenty-six weeks ended July 30, 2005 and July 31, 2004 (thousands except per share amounts):

		Twenty-six Weeks Ended July 31, 2004
	July 30, 2005	Reported	Adjustments		Adjusted
Net sales	$4,265,833	$4,189,035	—		$4,189,035

Gross profit	1,402,225	1,473,623	—		1,473,623

General, administrative and store operating expenses	(1,150,053)	(1,127,308)	—		(1,127,308)

Operating income	252,172	346,315	—		346,315
Interest expense	(44,958)	(23,690)	—		(23,690)
Interest income	9,598	16,433	—		16,433
Other income (loss)	1,410	41,914	$(44,857	)(a)	(2,943)
Gain on sale of investee’s stock	—	17,617	(17,617	)(b)	—

Income before income taxes	218,222	398,589	(62,474)		336,115
Provision for income taxes	82,000	154,000	(23,000)		131,000

Net income	$136,222	$244,589	$(39,474)		$205,115

Net income per diluted share	$0.33	$0.49			$0.41

Weighted average diluted shares outstanding	414,601	497,868			497,868

Notes to Reconciliation of Adjusted Income Information:

(a)	The adjusted results for the twenty-six weeks ended July 31, 2004 exclude a $44.9 million pretax, non-operating gain resulting from the early collection of a long-term note receivable and the sale of New York & Company warrants held by the Company (see Note 4 to the Consolidated Financial Statements).
(b)	The adjusted results for the twenty-six weeks ended July 31, 2004 exclude a $17.6 million pretax, non-operating gain resulting from the sale of the Company’s remaining ownership interest in Galyan’s (see Note 5 to the Consolidated Financial Statements).

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. However, changes in consumer spending patterns, consumer preferences and overall economic conditions could affect future levels of cash generated from operating activities. In addition, the Company has funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. The Company has not issued commercial paper or drawn on the Facility during the twenty-six weeks ended July 30, 2005 and July 31, 2004. In addition, the Company has available a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities may be issued. As of September 6, 2005, no securities have been issued under this registration statement.

A summary of the Company’s working capital position and capitalization follows (millions):

	July 30, 2005	January 29, 2005	July 31, 2004
Working capital	$998	$1,234	$2,218

Capitalization:
Long-term debt	$1,647	$1,647	$648
Shareholders’ equity	2,207	2,335	4,418

Total capitalization	$3,854	$3,982	$5,066

Additional amounts available under credit agreements	$1,000	$1,000	$750

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

Net cash provided by operating activities was $97.5 million for the twenty-six weeks ended July 30, 2005 versus $154.4 million for the same period in 2004. The decrease in cash provided by operating activities relates primarily to a decrease in net income, accounts payable and accrued expenses, partially offset by smaller inventory growth in 2005 versus 2004.

Net cash used for investing activities of $266.2 million for the twenty-six weeks ended July 30, 2005 primarily included $249.6 million in capital expenditures and $21.8 million related to strategic investments in several personal care companies, partially offset by $5.8 million related to proceeds from the sale of land. Net cash used for investing activities of $82.5 million for the twenty-six weeks ended July 31, 2004 primarily included $238.1 million in capital expenditures, partially offset by cash inflows of $75.0 million from the collection of a long-term note receivable, $20.0 million from the sale of New York & Company warrants and $65.3 million from the sale of investee’s stock.

Net cash used for financing activities of $273.0 million for the twenty-six weeks ended July 30, 2005 primarily included (i) cash payments of $182.9 million related to the repurchase of 8.1 million shares of common stock repurchased during the first half of the year under the Company’s February and May 2005 $100 million share repurchase programs, and (ii) quarterly dividend payments of $0.15 per share or $121.8 million. These uses of cash were partially offset by proceeds from the exercise of stock options. Net cash used for financing activities of $1.1 billion for the twenty-six weeks ended July 31, 2004 primarily included (i) the repurchase of 50.6 million shares of common stock for $1.0 billion through the Company’s modified Dutch Auction tender offer in April 2004, (ii) cash payments of $51.3 million related to the repurchase of 2.7 million of the 3.0 million shares of common stock repurchased during the second quarter under the Company’s May 2004 $100 million share repurchase program, and (iii) quarterly dividend payments of $0.12 per share or $119.1 million. These uses of cash were partially offset by proceeds from the exercise of stock options.

In February 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. The Company completed this repurchase in May 2005 by acquiring approximately 4.3 million shares of its common stock at an average price per share of approximately $23.16.

In May 2005, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. As of July 30, 2005, under this program, the Company had repurchased approximately 3.9 million shares of its common stock for $86.8 million. This repurchase program was completed in August 2005 resulting in a total repurchase of approximately 4.5 million shares for $100 million at an average price of approximately $22.34 per share. Upon completing this repurchase program, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Through September 6, 2005, the Company has repurchased no shares under this program.

Capital Expenditures

Capital expenditures amounted to $249.6 million and $238.1 million for the twenty-six weeks ended July 30, 2005 and July 31, 2004, of which approximately $145 million and $210 million, respectively, were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to investments to fund operating capabilities to support growth and to upgrade the Company’s corporate aircraft fleet.

The Company anticipates spending approximately $550 to $575 million for capital expenditures in 2005 versus $431 million in 2004. The anticipated increase in capital spending in 2005 is primarily driven by an increase related to the Company’s efforts to centralize and upgrade systems and capabilities in the areas of finance, demand chain and customer relationship marketing. The Company expects that 2005 capital expenditures will be funded principally by net cash provided by operating activities.

Impact of Tax Legislation

On October 22, 2004, the American Jobs Creation Act (the “Act”) was passed, providing for a special one-time deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met, including the implementation of a qualifying reinvestment plan. Based on our preliminary review, it is reasonably possible that the Company may qualify to receive a tax benefit with respect to the repatriation of foreign earnings. However, a substantial portion of the potential federal tax benefit is contingent upon the successful resolution of the 1995 through 2000 years described in Note 9 to the Consolidated Financial Statements. If the Company receives a refund related to the 1995 through 2000 years and is able to implement a qualifying reinvestment plan, a tax benefit of up to $74 million could be realized. The Company continues to evaluate the impact of the Act.

Contingent Liabilities and Contractual Obligations

As of July 30, 2005, the Company’s contingent liabilities included approximately $321 million of remaining lease and lease related guarantees related to the divestiture of several former subsidiaries. Also, in connection with the Company’s investment in Easton Town Center, LLC (“ETC”), the Company had previously guaranteed $25 million of ETC’s $210 million secured bank loan. In June 2005, ETC repaid this bank loan using borrowings available under a new $290 million secured borrowing facility. The remaining amount available under this facility can be used by ETC to fund capital improvements or other working capital requirements. In conjunction with this refinancing, the Company’s $25 million guarantee was terminated.

The Company’s contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short and long–term liquidity and capital resource needs. There have been no significant changes in the Company’s contractual obligations since April 30, 2005, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

The adoption of SFAS No. 123R is expected to have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to the Consolidated Financial Statements. SFAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the twenty-six weeks ended July 30, 2005 and July 31, 2004 have been separately classified as “tax benefit on the exercise of non-qualified stock options” in the Consolidated Statements of Cash Flows.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long–lived assets and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates disclosed in the Company’s 2004 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of July 30, 2005 has not significantly changed since January 29, 2005. Information regarding the Company’s financial instruments and market risk as of January 29, 2005 is disclosed in the Company’s 2004 Annual Report on Form 10-K.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred in our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table outlines the Company’s repurchases of its common stock during the second quarter ended July 30, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value that May Yet Be Purchased (3)
May	637,582	$21.32	627,847	$95,613,247
June	2,190,732	$21.50	2,182,300	$48,691,009
July	1,538,485	$23.04	1,538,400	$13,248,643

Total	4,366,799	$22.02	4,348,547	$13,248,643

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	In February 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock which was completed in May 2005.

In May 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock which was completed in August 2005.

In August 2005, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 16, 2005. The matters voted upon and the results of the voting were as follows:

Donna A. James, Leonard A. Schlesinger, Jeffrey B. Swartz and Raymond Zimmerman were elected to the Board of Directors for a term of three years. Of the 376,720,646 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows, with respect to each of the nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
Donna A. James	364,847,163	11,873,483
Leonard A. Schlesinger	369,081,916	7,638,730
Jeffrey B. Swartz	373,058,591	3,662,055
Raymond Zimmerman	364,226,837	12,493,809

In addition, directors whose term of office continued after the Annual Meeting were: Eugene M. Freedman, E. Gordon Gee, V. Ann Hailey, James L. Heskett, David T. Kollat, William R. Loomis, Jr., Allan R. Tessler, Abigail S. Wexner and Leslie H. Wexner. On May 16, 2005, Donald B. Shackelford retired from the Board of Directors.

Item 6. EXHIBITS

Exhibits.
4	First Supplemental Indenture dated as of May 31, 2005 among Limited Brands, Inc., The Bank of New York and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-125561) filed on June 6, 2005.

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ V. ANN HAILEY
V. Ann Hailey Executive Vice President and Chief Financial Officer*

Date: September 8, 2005

*	Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.