Form 10-Q
period 2005-10-29
LIMITED BRANDS INC
filed 2005-12-07
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 30, 2005
400,265,972 Shares

LIMITED BRANDS, INC.

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or management: risks associated with general economic conditions, consumer confidence and consumer spending patterns; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; risks associated with the seasonality of the Company’s business; risks associated with changes in weather patterns; risks associated with the highly competitive nature of the retail industry generally and the segments in which we operate particularly; risks related to consumer acceptance of the Company’s products and the Company’s ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance the Company’s brand image; risks associated with the Company’s ability to retain, hire and train key personnel and management; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards; risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, risks related to political instability, risks associated with legal and regulatory matters, risks related to duties, taxes, other charges and quotas on imports, risks related to local business practices and political issues and risks related to currency and exchange rates; risks associated with the possible lack of availability of suitable store locations on appropriate terms; risks associated with increases in the costs of mailing, paper and printing; risks associated with our ability to service any debt we incur from time to time, as well as the requirements the agreements related to such debt impose upon us; and risks associated with the Company’s reliance on information technology, including risks related to the implementation of new information technology systems and risks related to utilizing third parties to provide information technology services; risks associated with natural disasters and risks associated with rising energy costs. The Company is not under any obligation and does not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

PART I— FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net sales	$1,891,551	$1,890,855	$6,157,384	$6,079,890
Costs of goods sold, buying and occupancy	(1,311,122)	(1,279,451)	(4,178,021)	(4,000,072)

Gross profit	580,429	611,404	1,979,363	2,079,818
General, administrative and store operating expenses	(577,758)	(558,259)	(1,724,520)	(1,680,358)

Operating income	2,671	53,145	254,843	399,460
Interest expense	(24,561)	(13,234)	(69,519)	(36,924)
Interest income	3,645	7,123	13,243	23,556
Other (loss) income	(1,063)	53,311	347	95,225
Gain on sale of investee’s stock	—	—	—	17,617

(Loss) income before income taxes	(19,308)	100,345	198,914	498,934
(Benefit) provision for income taxes	(7,000)	22,000	75,000	176,000

Net (loss) income	$(12,308)	$78,345	$123,914	$322,934

Net (loss) income per basic share	$(0.03)	$0.17	$0.31	$0.67

Net (loss) income per diluted share	$(0.03)	$0.16	$0.30	$0.66

Dividends per share	$0.15	$0.12	$0.45	$0.36

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	October 29, 2005	January 29, 2005	October 30, 2004
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,413	$1,160,759	$2,135,204
Accounts receivable	170,792	128,509	134,575
Inventories	1,612,796	1,141,626	1,561,651
Other	309,006	253,554	252,490

Total current assets	2,248,007	2,684,448	4,083,920

Property and equipment, net	1,615,175	1,484,120	1,551,351
Goodwill	1,351,857	1,337,702	1,310,868
Trade names and other intangible assets, net	451,103	461,637	435,634
Other assets	135,535	120,789	119,262

Total assets	$5,801,677	$6,088,696	$7,501,035

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$664,896	$495,536	$622,427
Accrued expenses	677,935	725,839	625,718
Income taxes	21,562	229,304	73,637

Total current liabilities	1,364,393	1,450,679	1,321,782

Deferred income taxes	188,057	176,822	142,083
Long-term debt	1,646,819	1,646,567	1,146,483
Other long-term liabilities	462,057	446,759	430,929

Minority interest	33,338	32,500	—

Shareholders’ equity:
Common stock	261,926	261,926	261,926
Paid-in capital	1,634,131	1,649,265	1,646,774
Retained earnings	3,334,549	3,392,738	3,558,479

	5,230,606	5,303,929	5,467,179
Less: treasury stock, at average cost	(3,123,593)	(2,968,560)	(1,007,421)

Total shareholders’ equity	2,107,013	2,335,369	4,459,758

Total liabilities and shareholders’ equity	$5,801,677	$6,088,696	$7,501,035

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004
Operating activities:
Net income	$123,914	$322,934
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	220,875	227,217
Gain on settlement of long-term note receivable	—	(24,857)
Gain on sale of New York & Company warrants	—	(65,668)
Stock compensation	9,779	5,360
Tax benefit on exercise of non-qualified stock options	12,105	20,035
Gain on sale of investee’s stock	—	(17,617)
Deferred income taxes	(41,431)	(12,423)
Gain on sale of property	(1,078)	(8,696)
Minority interest	838	—
Change in assets and liabilities:
Accounts receivable	(42,245)	(22,438)
Inventories	(470,616)	(618,225)
Accounts payable and accrued expenses	128,062	156,201
Income taxes payable	(188,593)	(185,416)
Other assets and liabilities	15,108	22,843

Net cash used for operating activities	(233,282)	(200,750)

Investing activities:
Capital expenditures	(391,270)	(364,827)
Proceeds from settlement of long-term note receivable	—	75,000
Proceeds from sale of New York & Company warrants	—	65,668
Proceeds from sale of investee’s stock	—	65,333
Proceeds from sale of property	5,843	23,797
Other investing activities	(17,345)	(4,820)

Net cash used for investing activities	(402,772)	(139,849)

Financing activities:
Dividends paid	(182,011)	(175,456)
Repurchase of common stock	(232,878)	(1,114,650)
Net proceeds from the issuance of long-term debt	—	498,150
Proceeds from exercise of stock options and other	45,597	137,412

Net cash used for financing activities	(369,292)	(654,544)

Net decrease in cash and cash equivalents	(1,005,346)	(995,143)

Cash and cash equivalents, beginning of year	1,160,759	3,130,347

Cash and cash equivalents, end of period	$155,413	$2,135,204

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

Limited Brands, Inc. (the “Company”) operates specialty retail brands, including Victoria’s Secret, Bath & Body Works, Express and Limited Stores, in a highly competitive industry. The Company’s brands sell women’s intimate apparel, personal care and beauty products, and women’s and men’s apparel through its retail stores (primarily mall-based) and direct (catalogue and e-commerce) channels.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries which require consolidation, after the elimination of intercompany balances and transactions, and the recognition of minority interest.

The Consolidated Financial Statements as of and for the thirteen week and thirty-nine week periods ended October 29, 2005 and October 30, 2004 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s 2004 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Shareholders’ Equity and Earnings Per Share

At October 29, 2005, one billion shares of $0.50 par value common stock were authorized, 523.9 million were issued and 400.0 million were outstanding. At January 29, 2005, 523.9 million shares were issued and 406.7 million were outstanding. At October 30, 2004, 523.9 million shares were issued and 472.9 million were outstanding. In addition, ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

In August 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock under this program. Through October 29, 2005, the Company had repurchased approximately 1.6 million shares of its common stock for $32.9 million, an average price of approximately $20.30 per share. In November 2005, the Company’s Board of Directors authorized the repurchase of $200 million of the Company’s common stock, which includes the $67.1 million remaining under the original program. Through November 30, 2005, the Company repurchased 0.7 million additional shares of its common stock under this program at an average price per share of $22.28.

In May 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. The Company completed this repurchase in August 2005, acquiring approximately 4.5 million shares of its common stock at an average price per share of approximately $22.34.

In February 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. The Company completed this repurchase in May 2005, acquiring approximately 4.3 million shares of its common stock at an average price per share of approximately $23.16.

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

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Common shares issued	523,852	523,852	523,852	523,852
Treasury shares	(123,049)	(53,078)	(120,043)	(40,891)
Basic shares	400,803	470,774	403,809	482,961

Dilutive effect of stock options and restricted shares	—	9,124	8,677	8,917

Diluted shares	400,803	479,898	412,486	491,878

Due to the Company’s net loss for the thirteen weeks ended October 29, 2005, no dilutive options or restricted shares were included in the calculation of diluted loss per share because their effect would have been anti-dilutive. The Company’s weighted-average number of options and restricted shares which were potentially dilutive for the thirteen weeks ended October 29, 2005 were 7.5 million.

In addition, the quarterly computations of earnings per diluted share exclude options to purchase 6.4 million and 0.9 million shares of common stock for the thirteen weeks ended October 29, 2005 and October 30, 2004, respectively, and the year-to-date computations of earnings per diluted share exclude options to purchase 6.0 million and 1.6 million shares for 2005 and 2004, respectively, because the options’ exercise prices were greater than the average market price of the common shares during those periods and, accordingly, their effect would be antidilutive.

3. Stock-Based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123, “Accounting for Stock–Based Compensation” (“SFAS No. 123”), establishes an alternative method of expense recognition for stock-based compensation awards based on fair values (see Note 15).

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(thousands except per share amounts)	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004
Net (loss) income, as reported	$(12,308)	$78,345	$123,914	$322,934
Add: Stock compensation cost recorded under APB 25, net of tax	2,665	1,570	6,046	3,598
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(7,712)	(7,127)	(23,017)	(25,328)

Pro forma net (loss) income	$(17,355)	$72,788	$106,943	$301,204

(Loss) Earnings per basic share, as reported	$(0.03)	$0.17	$0.31	$0.67
(Loss) Earnings per basic share, pro forma	$(0.04)	$0.15	$0.26	$0.62
(Loss) Earnings per diluted share, as reported	$(0.03)	$0.16	$0.30	$0.66
(Loss) Earnings per diluted share, pro forma	$(0.04)	$0.15	$0.26	$0.62

4. Other Income (Loss)

Other income (loss) for the thirteen and thirty-nine week periods ended October 30, 2004 primarily include the non-operating gains described below.

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

7. Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	October 29, 2005	January 29, 2005	October 30, 2004
Property and equipment, at cost	$3,938,377	$3,781,838	$3,838,025
Accumulated depreciation	(2,323,202)	(2,297,718)	(2,286,674)

Property and equipment, net	$1,615,175	$1,484,120	$1,551,351

8. Trade Names and Other Intangible Assets, Net

Intangible assets, not subject to amortization, represent the Victoria’s Secret and Bath & Body Works trade names and were $411 million as of October 29, 2005, January 29, 2005 and October 30, 2004.

Intangible assets, subject to amortization, were as follows (thousands):

	October 29, 2005	January 29, 2005	October 30, 2004
Gross carrying amount	$81,697	$85,177	$56,277
Accumulated amortization	(41,594)	(34,540)	(31,643)

Intangible assets, net	$40,103	$50,637	$24,634

Estimated future amortization expense will be approximately $3 million for the remainder of 2005, $10 million in 2006, $8 million in 2007, $3 million in 2008, $2 million in 2009 and $14 million thereafter.

9. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. Income taxes paid during the thirty-nine week periods ended October 29, 2005 and October 30, 2004 approximated $292.5 million and $353.4 million, respectively. Income taxes payable included net current deferred tax liabilities of $21.6 million at October 29, 2005, $74.2 million at January 29, 2005 and $49.5 million at October 30, 2004. In addition, $33.5 million in pre-paid income taxes were included in other current assets at October 29, 2005.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States. The Internal Revenue Service (“IRS”) assessed the Company for taxes and interest for the years 1992 to 2002 on the basis that a portion of the foreign earnings had been repatriated. In September 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, in 1999 the Company made a $112 million payment of taxes and interest for the years 1992 to 1998 that reduced deferred tax liabilities.

In March 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. This ruling also applied to years 1993 and 1994. In the third quarter of 2003, the Company reached an agreement with the IRS regarding the computation of interest and recognized interest income of $30 million related to the Company’s successful appeal of the 1992 through 1994 years. While the outcome cannot yet be determined, the Company is pursuing additional actions to obtain a refund of up to $85 million in tax plus interest related to the 1995 through 2000 years. Any refund of tax received would be recorded as a deferred tax liability, representing future taxes due on undistributed earnings of foreign affiliates.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was passed, providing for a special one-time deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met, including the implementation of a qualifying reinvestment plan. Based on our preliminary review, it is reasonably possible that the Company may qualify to receive a tax benefit with respect to the repatriation of foreign earnings. However, a substantial portion of the potential federal tax benefit is contingent upon the successful resolution of the 1995 through 2000 years described above. If the Company receives a refund related to the 1995 through 2000 years and is able to implement a qualifying reinvestment plan, a tax benefit of up to $75 million could be realized. The Company continues to evaluate the impact of the Act.

10. Long-term Debt

Long-term debt, net of unamortized discount, consisted of (thousands):

	October 29, 2005	January 29, 2005	October 30, 2004
6.125% $300 million Notes due December 2012	$299,093	$298,997	$298,964
6.95% $350 million Debentures due March 2033	349,389	349,372	349,366
5.25% $500 million Notes due November 1, 2014	498,337	498,198	498,153
Term Loan	500,000	500,000	—

	$1,646,819	$1,646,567	$1,146,483

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

The Company currently has available a $1 billion unsecured revolving credit facility (the “Facility”). The Facility is available to support the Company’s commercial paper and letter of credit programs, which may be used from time to time to fund working capital and other general corporate requirements. Borrowings outstanding under the Facility, if any, are due in November 2009. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.15% of the committed amount per year. In November 2005, the Company issued $180 million of commercial paper under the Facility for the short-term funding of the Company’s general obligations. The Company anticipates repaying the commercial paper in December 2005.

The Term Loan and the Facility have several interest rate options, which are based in part on the Company’s long-term credit ratings. The interest rate on the Term Loan was 4.27% at October 29, 2005. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of October 29, 2005.

In June 2005, the Company filed a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities may be issued. As of November 30, 2005, no securities have been issued under this registration statement.

Cash paid for interest during the thirty-nine weeks ended October 29, 2005 and October 30, 2004 was $66.9 million and $37.3 million, respectively.

11. Commitments and Contingencies

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $294 million related to lease payments of Abercrombie & Fitch, Too Inc. (formerly Limited Too), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of a material liability being triggered under these guarantees, with respect to existing and extended leases, is remote.

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

12. Retirement Benefits

The Company sponsors a qualified defined contribution retirement plan which is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and who have attained the age of 21. This plan permits associates to contribute amounts to individual accounts up to the maximum amount allowable under the Internal Revenue Code. The Company matches associate contributions based on a predetermined formula and both associate contributions and Company matching contributions are 100% vested at all times. The Company also contributes additional amounts to this plan based on a percentage of the associates’ eligible annual compensation which vest based on the associates’ years of service. Total expense recognized related to this plan was $11.0 million and $33.3 million for the thirteen and thirty-nine week periods ended October 29, 2005 and $10.2 million and $33.1 million for the same periods in 2004.

The Company also sponsors an unfunded, non-qualified supplemental retirement plan that permits highly compensated associates to defer a portion of their salaries above the Internal Revenue Code limits for the Company’s defined contribution plan. Participation in this plan is subject to service, job level and compensation requirements. The Company matches associate contributions according to a predetermined formula. Associate accounts are credited with interest at a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Total expense recognized related to this plan was $6.9 million and $17.9 million for the thirteen and thirty-nine week periods ended October 29, 2005 and $6.3 million and $15.7 million for the same periods in 2004.

13. Segment Information

The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, personal care and beauty products, and accessories marketed under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through both stores and direct (catalogue and e-commerce) channels. The Bath & Body Works segment derives its revenues from the sale of personal care products and accessories and home fragrance products marketed under the Bath & Body Works and White Barn Candle Company brand names, as well as from sales of products under third-party brand names. Bath & Body Works merchandise is sold through both stores and e-commerce channels. The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express and Limited Stores.

Segment information for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004 follows (thousands):

	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
2005
Thirteen weeks:
Net sales	$830,336	$356,222	$552,088	$152,905	$1,891,551
Operating income (loss)	107,859	(17,426)	(36,419)	(51,343)	2,671
Thirty-nine weeks:
Net sales	$2,867,249	$1,235,900	$1,593,185	$461,050	$6,157,384
Operating income (loss)	490,045	84,228	(147,390)	(172,040)	254,843
2004
Thirteen weeks:
Net sales	$830,039	$349,984	$584,449	$126,383	$1,890,855
Operating income (loss)	107,161	4,663	(17,801)	(40,878)	53,145
Thirty-nine weeks:
Net sales	$2,761,986	$1,162,250	$1,776,921	$378,733	$6,079,890
Operating income (loss)	447,392	90,583	8,659	(147,174)	399,460

(a)	Includes Corporate (including non-core real estate and equity investments), Mast third-party sales and Henri Bendel.

14. Impact of Hurricanes

During the thirteen weeks ended October 29, 2005, several hurricanes struck a portion of the southern United States, causing the closure of certain stores in the impacted areas. Based upon the terms of the Company’s merchandise, property and business interruption insurance and related deductibles, management does not believe that the ultimate resolution of these events will be material to the Company’s financial position.

15. Recently Issued Accounting Pronouncements

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

The adoption of SFAS No. 123R is expected to have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 3. SFAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 have been separately classified as “tax benefit on exercise of non-qualified stock options” in the Consolidated Statements of Cash Flows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of October 29, 2005 and October 30, 2004, the related consolidated statements of income for the thirteen and thirty-nine week periods ended October 29, 2005 and October 30, 2004, and the consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2005 and October 30, 2004. These financial statements are the responsibility of the Company’s management.

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

November 17, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EXECUTIVE OVERVIEW

The Company’s results for the quarter ended October 29, 2005 were below expectations, as operating income declined 95% primarily due to declines at Express and Bath & Body Works. The Company’s operating income for the year-to-date period ended October 29, 2005 declined 36% primarily due to a significant decline at Express, which was partially offset by an operating income increase at Victoria’s Secret.

Express’ results have been disappointing, with declines in both sales and merchandise margin driven by a fashion assortment that did not meet consumer preferences both in terms of fashion and price points across many merchandise categories. Bath & Body Works continues to achieve success from new product offerings; however operating income decreased during the quarter due to costs of activities to support new products and store formats, the timing of direct mail and marketing investments, costs associated with the execution of the holiday floor set and the launch of bathandbodyworks.com. The Victoria’s Secret increase in sales and operating income was driven by the first quarter 2005 launch of the IPEX bra and continued sales growth in the PINK sub-brand. However, sales for the third quarter of 2005 declined and operating income was flat due to bra launches in the third quarter of 2004 which were not repeated in the third quarter of 2005.

For the upcoming holiday season, Express has modified its product offering to provide a broader assortment with lower opening price points to appeal to the Express target customer. Express is focused on increasing store traffic through new direct mail programs. At both Victoria’s Secret and Bath & Body Works, the Company continues to focus on innovation activity to support growth. At Victoria’s Secret, the Company is testing an expanded PINK assortment in targeted locations, and will consider the introduction of free-standing PINK stores as it explores additional opportunities to transform PINK into a full lifestyle brand. In addition, Victoria’s Secret introduced Intimissimi, a premier Italian lingerie brand, through the opening of Intimissimi Boutiques within approximately twenty-five targeted store locations and plans to include Intimissimi Boutiques in 160 Victoria’s Secret stores by the end of 2006. At Bath & Body Works, the Company launched bathandbodyworks.com in October 2005, providing an important new channel for growth, and opened six new C.O. Bigelow stores in the Boston, Chicago and New York markets.

THIRD QUARTER AND YEAR-TO-DATE 2005 RESULTS

The following summarized financial and statistical data compares reported results for the thirteen week and thirty-nine week periods ended October 29, 2005 and October 30, 2004:

	Third Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Net Sales (millions):
Victoria’s Secret Stores	$628	$632	(1)%	$2,059	$2,007	3%
Victoria’s Secret Direct	202	198	2%	808	755	7%

Total Victoria’s Secret	830	830	0%	2,867	2,762	4%

Bath & Body Works	356	350	2%	1,236	1,162	6%

Express	421	450	(6)%	1,212	1,374	(12)%
Limited Stores	131	135	(3)%	381	403	(5)%

Total apparel businesses	552	585	(6)%	1,593	1,777	(10)%

Other (a)	154	126	22%	461	379	22%

Total net sales	$1,892	$1,891	0%	$6,157	$6,080	1%

Segment Operating (Loss) Income (millions):
Victoria’s Secret	$108	$107	1%	$490	$447	10%
Bath & Body Works	(17)	5	nm	84	90	(7)%
Apparel	(36)	(18)	(100)%	(147)	9	nm
Other (a)	(52)	(41)	(27)%	(172)	(147)	(17)%

Total operating income	$3	$53	(95)%	$255	$399	(36)%

(a)	Other includes Corporate, Mast and Henri Bendel.
nm	Not meaningful

	Third Quarter		Year-to-Date
	2005	2004	2005	2004
Comparable Store Sales (a):
Victoria’s Secret	(4)%	13%	(1)%	11%

Bath & Body Works	1%	9%	6%	13%

Express	(6)%	(12)%	(13)%	(3)%
Limited Stores	2%	(13)%	(2)%	(5)%

Total apparel businesses	(4)%	(13)%	(11)%	(4)%

Henri Bendel	(17)%	(4)%	(14)%	12%

Total comparable store sales (decrease) increase	(3)%	1%	(3)%	6%

(a)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

	Third Quarter			Year-to-Date
	2005	2004	Change	2005	2004	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret	$127	$132	(4)%	$418	$420	0%
Bath & Body Works	$99	$98	1%	$345	$327	6%
Apparel	$78	$77	1%	$220	$233	(6)%
Retail sales per average store (thousands):
Victoria’s Secret	$630	$632	0%	$2,057	$1,997	3%
Bath & Body Works	$227	$221	3%	$787	$730	8%
Apparel	$500	$468	7%	$1,379	$1,395	(1)%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	4,974	4,821	3%
Bath & Body Works	2,290	2,261	1%
Apparel	6,454	6,036	7%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,979	4,826	3%
Bath & Body Works	3,596	3,577	1%
Apparel	7,125	7,545	(6)%

	Third Quarter		Year-to-Date
	2005	2004	2005	2004
Number of Stores:
Victoria’s Secret
Beginning of period	991	1,000	1,001	1,009
Opened	12	7	13	10
Closed	(2)	(6)	(13)	(18)

End of period	1,001	1,001	1,001	1,001

Bath & Body Works
Beginning of period	1,567	1,586	1,569	1,604
Opened	12	4	17	8
Closed	(9)	(8)	(16)	(30)

End of period	1,570	1,582	1,570	1,582

Apparel
Beginning of period	1,106	1,249	1,207	1,297
Opened	10	7	13	13
Closed	(12)	(6)	(116)	(60)

End of period	1,104	1,250	1,104	1,250

	Number of Stores			Selling Square Feet (thousands)
	October 29, 2005	October 30, 2004	Change	October 29, 2005	October 30, 2004	Change
Victoria’s Secret	1,001	1,001	—	4,979	4,826	153

Bath & Body Works	1,570	1,582	(12)	3,596	3,577	19

Express Women’s	362	488	(126)	2,186	3,020	(834)
Express Men’s	129	246	(117)	553	997	(444)
Express Dual Gender	300	184	116	2,532	1,526	1,006

Total Express	791	918	(127)	5,271	5,543	(272)

Limited Stores	313	332	(19)	1,854	2,002	(148)

Total apparel	1,104	1,250	(146)	7,125	7,545	(420)

Henri Bendel	2	2	—	37	37	—

Total	3,677	3,835	(158)	15,737	15,985	(248)

Net Sales

The change in net sales for the third quarter of 2005 compared to 2004 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2004 Net sales	$830	$350	$585	$126	$1,891
Comparable store sales	(21)	4	(23)	—	(40)
Sales associated with new, closed and non-comparable remodeled stores, net	17	2	(10)	—	9
Victoria’s Secret Direct	4	—	—	—	4
Mast third-party sales and other	—	—	—	28	28

2005 Net sales	$830	$356	$552	$154	$1,892

At Victoria’s Secret, the comparable stores sales decrease of 4% was driven by declines in bras, sleepwear and panties, partially offset by continued growth in the PINK sub-brand. The decline in the bra category is primarily attributable to bra launches in the third quarter of 2004 which were not repeated in the third quarter of 2005. The decline in sleepwear was due to the planned exit of the casual sleepwear product line in 2004 and the transition to an updated sleepwear product line, which began in mid October 2005. The 2% increase in sales at Victoria’s Secret Direct was driven primarily by increases in the sleepwear and beauty product lines.

At Bath & Body Works, the 1% increase in comparable store sales was primarily driven by incremental sales from the launch of the American Girl product line during the third quarter of 2005, as well as from new products launched in prior quarters, including the Tutti Dolci, C.O. Bigelow, Le Couvent des Minimes and Breathe Body Care product lines. This sales increase was partially offset by declines in the fragrant body care and home fragrance product lines. Sales growth was supported by in-store and direct mail promotions.

At the apparel businesses, the 4% decrease in comparable store sales primarily resulted from a 6% decline at Express, where declines across most categories were partially offset by increases in knit tops, denim and men’s jackets. These results reflect a continuation of sales declines at Express which began in the Fall of 2004. Express’ product assortment failed to meet customer preferences both in terms of fashion selection and price points and management modified its product assortment accordingly for the upcoming holiday season. At Limited Stores, the 2% increase in comparable store sales was primarily driven by increases in denim and accessories.

The net sales increase in other was primarily driven by an increase in volume of Mast sales to third-party customers versus the third quarter of 2004.

The change in net sales for the thirty-nine weeks ended October 29, 2005 compared to October 30, 2004 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2004 Net sales	$2,762	$1,162	$1,777	$379	$6,080
Comparable store sales	(11)	61	(163)	—	(113)
Sales associated with new, closed and non-comparable remodeled stores, net	63	13	(21)	—	55
Victoria’s Secret Direct	53	—	—	—	53
Mast third party sales and other	—	—	—	82	82

2005 Net sales	$2,867	$1,236	$1,593	$461	$6,157

At Victoria’s Secret, the increase in net sales was primarily driven by growth in the bra category and the PINK sub-brand, partially offset by declines in the sleepwear and panty categories. Growth in the bra category was driven by the first quarter launch of the IPEX bra and by increases in the Very Sexy product line. The decline in sleepwear was due to the planned exit of the casual sleepwear product line in 2004 and the transition to an updated sleepwear product line, which began in mid October 2005. The 7% increase in sales at Victoria’s Secret Direct was driven by growth in intimate apparel, swimwear and beauty products.

At Bath & Body Works, the 6% increase in comparable store sales was primarily driven by incremental sales from new product lines, including Tutti Dolci, C.O. Bigelow, Le Couvent des Minimes, Breathe Body Care and American Girl, partially offset by declines in the fragrant body care and home fragrance product lines. This result was supported by a successful semi-annual sale during the second quarter.

At the apparel businesses, the 11% decrease in comparable store sales primarily resulted from significant declines at Express related to the product assortment issues discussed previously. The 2% decline in comparable store sales at Limited Stores was primarily driven by declines in sweaters, skirts and jackets, partially offset by growth in denim, pants and accessories.

The net sales increase in other was primarily driven by an increase in volume of Mast sales to third-party customers versus 2004.

Gross Profit

For the third quarter of 2005, the gross profit rate (expressed as a percentage of net sales) decreased to 30.7% from 32.3% for the same period in 2004 primarily due to a decrease in the merchandise margin rate at Express and Bath & Body Works and to the inability to leverage buying and occupancy expenses due to a comparable store sales decrease of 3%.

The year-to-date gross profit rate decreased to 32.1% from 34.2% in 2004, primarily due to a decrease in the merchandise margin rate at Express and, to a lesser extent, Bath & Body Works. This decline was offset by buying and occupancy expense leverage achieved at Victoria’s Secret and Bath & Body Works on sales increases of 4% and 6%, respectively.

The decrease in the third quarter and year-to-date merchandise margin rate at Express was primarily driven by significantly higher markdowns to clear slow-moving inventories in all significant product categories. The third quarter and year-to-date merchandise margin rate decreased at Bath & Body Works due to incremental sales of lower margin third-party products and increased markdowns on giftsets.

General, Administrative and Store Operating Expenses

The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 30.5% from 29.5% during the third quarter of 2005 and to 28.0% from 27.6% during the year-to-date period. These increases were primarily driven by investments in new growth concepts and increased spending on technology and process initiatives to support future growth and the inability to leverage expenses on a decrease in comparable store sales of 3%, partially offset by decreases in incentive compensation and marketing expenses.

Interest Expense

	Third Quarter		Year-to-Date
	2005	2004	2005	2004
Average borrowings (millions)	$1,646.8	$772.9	$1,646.7	$698.1
Average effective borrowing rate	5.75%	6.44%	5.41%	6.52%

The Company incurred interest expense of $24.6 million for the third quarter of 2005 compared to $13.2 million for the same period in 2004. Year-to-date interest expense increased to $69.5 million in 2005 from $36.9 million in 2004. These increases resulted primarily from an increase in average borrowings compared to last year, partially offset by a decrease in average effective borrowing rates resulting from the addition of the Company’s 5.25% $500 million Notes and $500 million variable rate term loan during the third and fourth quarters of 2004, respectively (see Note 10 to the Consolidated Financial Statements).

Interest Income and Other Income (Loss)

For the third quarter of 2005, interest income decreased to $3.6 million from $7.1 million in 2004. Year-to-date interest income decreased to $13.2 million from $23.6 million in 2004. The decrease primarily relates to a decrease in average invested cash balances, partially offset by an increase in average effective interest rates.

For the third quarter of 2005, other income (loss) was ($1.1) million compared to $53.3 million for the third quarter of 2004. Year-to-date other income (loss) was $0.3 million compared to $95.2 million in 2004. Other income (loss) for the 2004 third quarter and year-to-date periods included gains of $45.7 million and $90.6 million, respectively, related to certain transactions with New York & Company (see Note 4 to the Consolidated Financial Statements) and $8.7 million in gains from the sale of property.

Gain on Sale of Investee’s Stock

In July 2004, the Company sold its remaining ownership interest in Galyan’s Trading Company, Inc. (“Galyan’s”) for $65.3 million resulting in a pretax gain of $17.6 million. Prior to the sale of Galyan’s shares, the Company accounted for its investment using the equity method.

Provision for Income Taxes

The Company’s effective tax rate increased to 36.3% from 21.9% for the thirteen week period ended October 29, 2005, and to 37.7% from 35.3% for the year-to-date period. The rate increase is primarily due to a $16 million tax benefit in the third quarter of 2004 related to the resolution of certain state tax matters.

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

Reconciliation of Adjusted Income Information for the thirteen weeks ended October 29, 2005 and October 30, 2004 (thousands except per share amounts):

	Thirteen Weeks Ended
	October 29, 2005	October 30, 2004
	Reported	Reported	Adjustments		Adjusted
Net sales	$1,891,551	$1,890,855	—		$1,890,855

Gross profit	580,429	611,404	—		611,404

General, administrative and store operating expenses	(577,758)	(558,259)	—		(558,259)

Operating income	2,671	53,145	—		53,145
Interest expense	(24,561)	(13,234)	—		(13,234)
Interest income	3,645	7,123	—		7,123
Other (loss) income	(1,063)	53,311	$(45,668	)(a)	7,643

(Loss) income before income taxes	(19,308)	100,345	(45,668)		54,677
(Benefit) provision for income taxes	(7,000)	22,000	(17,000)		5,000

Net (loss) income	$(12,308)	$78,345	$(28,668)		$49,677

Net (loss) income per (basic) diluted share	$(0.03)	$0.16			$0.10

Weighted average shares outstanding	400,803	479,898			479,898

Notes to Reconciliation of Adjusted Income Information:

(a)	The adjusted results for the thirteen weeks ended October 30, 2004 exclude a $45.7 million pretax, non-operating gain resulting from the initial public offering of New York & Company (See Note 4 to the Consolidated Financial Statements).

Reconciliation of Adjusted Income Information for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 (thousands except per share amounts):

	Thirty-nine Weeks Ended
	October 29, 2005	October 30, 2004
	Reported	Reported	Adjustments		Adjusted
Net sales	$6,157,384	$6,079,890	—		$6,079,890

Gross profit	1,979,363	2,079,818	—		2,079,818

General, administrative and store operating expenses	(1,724,520)	(1,680,358)	—		(1,680,358)

Operating income	254,843	399,460	—		399,460
Interest expense	(69,519)	(36,924)	—		(36,924)
Interest income	13,243	23,556	—		23,556
Other income	347	95,225	$(90,525	)(a)	4,700
Gain on sale of investee’s stock	—	17,617	(17,617	)(b)	—

Income before income taxes	198,914	498,934	(108,142)		390,792
Provision for income taxes	75,000	176,000	(40,000)		136,000

Net income	$123,914	$322,934	$(68,142)		$254,792

Net income per diluted share	$0.30	$0.66			$0.52

Weighted average shares outstanding	412,486	491,878			491,878

Notes to Reconciliation of Adjusted Income Information:

(a)	The adjusted results for the thirty-nine weeks ended October 30, 2004 exclude a $44.9 million pretax, non-operating gain resulting from the early collection of a long-term note receivable and the sale of New York & Company warrants held by the Company and a $45.7 million pretax, non-operating gain resulting from the initial public offering of New York & Company (see Note 4 to the Consolidated Financial Statements).
(b)	The adjusted results for the thirty-nine weeks ended October 30, 2004 exclude a $17.6 million pretax, non-operating gain resulting from the sale of the Company’s remaining ownership interest in Galyan’s (see Note 5 to the Consolidated Financial Statements).

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. In addition, the Company has funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. In November 2005, the Company issued $180 million of commercial paper under the Facility for the short-term funding of the Company’s general obligations. The Company anticipates repaying the commercial paper in December 2005. Prior to this issuance, the Company had not issued commercial paper or drawn on the Facility to support the Company’s operating activities during the thirty-nine weeks ended October 29, 2005. In addition, the Company has available a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities may be issued. As of November 30, 2005, no securities have been issued under this registration statement.

A summary of the Company’s working capital position and capitalization follows (millions):

	October 29, 2005	January 29, 2005	October 30, 2004
Working capital	$884	$1,234	$2,762

Capitalization:
Long-term debt	$1,647	$1,647	$1,146
Shareholders’ equity	2,107	2,335	4,460

Total capitalization	$3,754	$3,982	$5,606

Additional amounts available under credit agreements	$1,000	$1,000	$750

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

Net cash used for operating activities was $233.3 million for the thirty-nine weeks ended October 29, 2005 versus $200.8 million for the same period in 2004. The increase in cash used for operating activities related primarily to a decrease in net income and an increase in accounts receivable, partially offset by a decrease in income tax payments and decreased inventory purchases at Bath & Body Works.

Net cash used for investing activities of $402.8 million for the thirty-nine weeks ended October 29, 2005 primarily included $391.3 million in capital expenditures and $21.8 million related to strategic investments in several personal care companies, partially offset by proceeds from the sale of property. Net cash used for investing activities of $139.9 million for the thirty-nine weeks ended October 30, 2004 primarily included $364.8 million in capital expenditures, partially offset by cash inflows of $75.0 million from the collection of a long-term note receivable, $65.7 million from the sale of third-party warrants, $65.3 million from the sale of investee’s stock, and $23.8 million from the sale of property.

Net cash used for financing activities of $369.3 million for the thirty-nine weeks ended October 29, 2005 primarily included (i) cash payments of $232.9 million related to the repurchase of 10.4 million shares of common stock during the first three quarters of the year under the Company’s February, May, and August 2005 share repurchase programs and (ii) quarterly dividend payments of $0.15 per share or $182.0 million. These uses of cash were partially offset by proceeds from the exercise of stock options. Net cash used for financing activities of $654.5 million for the thirty-nine weeks ended October 30, 2004 primarily included (i) the repurchase of 50.6 million shares of common stock for $1.0 billion through the Company’s modified Dutch Auction tender offer in April 2004, (ii) cash payments of $114.6 million related to the repurchase of 5.8 million shares of common stock during the first three quarters of the year under the Company’s May and August 2004 share repurchase programs and (iii) quarterly dividend payments of $0.12 per share, or $175.5 million. These uses of cash were partially offset by $498.2 million in proceeds related to the issuance of the Company’s $500 million 5.25% notes due 2014 and proceeds from the exercise of stock options.

In May 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. The Company completed this repurchase in August 2005 by acquiring approximately 4.5 million shares of its common stock at an average price per share of approximately $22.34.

In August 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. Through October 29, 2005, under this program, the Company had repurchased approximately 1.6 million shares of its common stock for $32.9 million. In November 2005, the Company’s Board of Directors authorized the repurchase of $200 million of the Company’s common stock, which includes the $67.1 million remaining under the original program. Through November 30, 2005, the Company repurchased 0.7 million additional shares of its common stock under this program at an average price per share of $22.28.

Capital Expenditures

Capital expenditures amounted to $391.3 million and $364.8 million for the thirty-nine weeks ended October 29, 2005 and October 30, 2004, respectively, of which approximately $252 million and $332 million, respectively, were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to investments to fund operating capabilities to support growth and to upgrade the Company’s corporate aircraft fleet.

The Company anticipates spending approximately $500 million for capital expenditures in 2005 versus $431 million in 2004. The anticipated increase in capital spending in 2005 is primarily driven by an increase related to the Company’s efforts to centralize and upgrade systems and capabilities in the areas of finance, demand chain and customer relationship marketing. The Company expects that 2005 capital expenditures will be funded principally by net cash provided by operating activities.

Impact of Tax Legislation

On October 22, 2004, the American Jobs Creation Act (the “Act”) was passed, providing for a special one-time deduction of 85% of certain foreign earnings that are repatriated to the U.S. provided certain criteria are met, including the implementation of a qualifying reinvestment plan. Based on our preliminary review, it is reasonably possible that the Company may qualify to receive a tax benefit with respect to the repatriation of foreign earnings. However, a substantial portion of the potential federal tax benefit is contingent upon the successful resolution of the 1995 through 2000 years described in Note 9 to the Consolidated Financial Statements. If the Company receives a refund related to the 1995 through 2000 years and is able to implement a qualifying reinvestment plan, a tax benefit of up to $75 million could be realized. The Company continues to evaluate the impact of the Act.

Contingent Liabilities and Contractual Obligations

As of October 29, 2005, the Company’s contingent liabilities included approximately $294 million of remaining lease and lease related guarantees related to the divestiture of several former subsidiaries. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of a material liability being triggered under these guarantees, with respect to existing and extended leases, is remote.

The Company’s contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short and long–term liquidity and capital resource needs. There have been no significant changes in the Company’s contractual obligations since July 30, 2005, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

The adoption of SFAS No. 123R is expected to have an impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. However, had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to the Consolidated Financial Statements. SFAS 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 have been separately classified as “tax benefit on exercise of non-qualified stock options” in the Consolidated Statements of Cash Flows.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of October 29, 2005 has not significantly changed since January 29, 2005. Information regarding the Company’s financial instruments and market risk as of January 29, 2005 is disclosed in the Company’s 2004 Annual Report on Form 10-K.

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

Changes in internal control over financial reporting. In August 2005, Victoria’s Secret Stores and the majority of the Company’s corporate functions implemented a new general ledger system as the first phase in an enterprise wide systems implementation. Additionally, the Company is in the process of migrating all accounting transaction processing functions to a shared service organization. The Company believes that the system and process changes will enhance internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting that occurred in our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table outlines the Company’s repurchases of its common stock during the third quarter ended October 29, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value that May Yet Be Purchased (3)
August	638,358	$21.99	540,900	$100,000,000
September	1,626,070	$20.25	1,620,800	$67,101,752
October	38,931	$14.95	—	$67,101,752

Total	2,303,359	$20.65	2,161,700	$67,101,752

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	In May 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock which was completed in August 2005. In August 2005, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock.

In November 2005, the Company’s Board of Directors authorized the repurchase of $200 million of the Company’s common stock, which includes the $67.1 million remaining under the August 2005 program. Through November 30, 2005, the Company repurchased 0.7 million additional shares of its common stock under this program at an average price per share of $22.28.

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

Date: December 6, 2005

*	Ms. Hailey is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.