Form 10-K
period 2006-01-28
LIMITED BRANDS INC
filed 2006-03-31
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☒    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $8,448,872,519.

Number of shares outstanding of the registrant’s Common Stock as of March 17, 2006: 394,311,610.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement for the Registrant’s 2006 Annual Meeting of Shareholders to be held on May 22, 2006 are incorporated by reference.

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS.

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

A number of important factors could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Part I, Item 1A.

GENERAL.

Limited Brands, Inc. (the “Company”) operates in the highly competitive specialty retail business in the United States. The Company sells women’s intimate apparel, personal care and beauty products and women’s and men’s apparel. The Company sells merchandise at its retail stores (primarily mall-based) and through direct response channels (catalogue and e-commerce).

DESCRIPTION OF OPERATIONS.

General.

As of January 28, 2006, the Company conducted its business in three primary segments: Victoria’s Secret, Bath & Body Works and Apparel. The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, beauty products and accessories marketed primarily under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through retail stores and direct channels (catalogue and e-commerce). The Bath & Body Works segment derives its revenues from the sale of personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names, as well as from sales of products under third-party brand names. Bath & Body Works merchandise is sold at retail stores and on-line. The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express and Limited Stores.

The following chart reflects the retail businesses and the number of stores in operation for each business at January 28, 2006 and January 29, 2005.

	Number of Stores
	January 28, 2006	January 29, 2005
Victoria’s Secret	998	1,001
Bath & Body Works	1,555	1,569
Apparel Businesses
Express Women’s	327	468
Express Men’s	113	223
Express Dual Gender	303	193

Total Express	743	884
Limited Stores	292	323

Total Apparel businesses	1,035	1,207
Henri Bendel	2	2

Total	3,590	3,779

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	Disposed Businesses		End of Year
2001	5,129	275	(137)	(653	)(a)	4,614
2002	4,614	108	(174)	(512	)(b)	4,036
2003	4,036	24	(149)	—		3,911
2004	3,911	39	(171)	—		3,779
2005	3,779	50	(239)	—		3,590

(a)	Represents Lane Bryant stores at August 16, 2001, the date of sale to a third-party.
(b)	Represents New York & Company (formerly Lerner New York) stores at November 27, 2002, the date of sale to a third-party.

The Company also owns Mast Industries, Inc. (“Mast”), an apparel importer which is a significant supplier of merchandise for Victoria’s Secret, Express and Limited Stores. Mast also has $564 million of external sales to third-parties in 2005 and its operating results are included in the Other segment. For additional information, see Note 14 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

During fiscal year 2005, the Company purchased merchandise from over 1,000 suppliers located throughout the world. In addition to purchases through Mast, the Company purchases merchandise directly in foreign markets and in the domestic market. Excluding Mast, no supplier provided 10% or more of the Company’s merchandise purchases.

Most of the merchandise and related materials for the Company’s stores are shipped to the Company’s distribution centers in the Columbus, Ohio area. In connection with the distribution of merchandise, the Company uses a variety of shipping terms that result in the transfer of title to the merchandise at either the point of origin or point of destination.

The Company’s policy is to maintain sufficient quantities of inventory on hand in its retail stores and distribution centers so that it can offer customers an appropriate selection of current merchandise. The Company emphasizes rapid turnover and takes markdowns as required to keep merchandise fresh and current with fashion trends.

The Company’s operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of net sales in 2005, 2004 and 2003. Accordingly, cash requirements are highest in the third quarter as the Company’s inventory builds in advance of the holiday season.

The Company and its products are subject to regulation by various Federal, state, local and international regulatory authorities. The Company is subject to a variety of customs regulations and international trade arrangements.

The Company’s trademarks and patents, which constitute its primary intellectual property, have been registered or are the subject of pending applications in the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. The Company believes that its products and services are identified by its intellectual property and, thus, its intellectual property is of significant value. Accordingly, we intend to maintain our intellectual property and related registrations and vigorously protect our intellectual property assets against infringement.

The following is a brief description of each of the Company’s Brand businesses:

Victoria’s Secret

Victoria’s Secret is a leading specialty retailer of women’s intimate and other apparel and beauty products. Victoria’s Secret had net sales of $4.448 billion in 2005 and operated 998 stores nationwide. Through its catalogue and website, www.VictoriasSecret.com, certain of its products may be purchased worldwide.

Bath & Body Works

Bath & Body Works is a leading specialty retailer of personal care, beauty and home fragrance products. Bath & Body Works, which also operates C.O. Bigelow and the White Barn Candle Company, had net sales of $2.285 billion in 2005 and operated 1,555 stores nationwide. Through its website, www.bathandbodyworks.com, certain of its products may be purchased worldwide.

Apparel Businesses

Express is a specialty retailer positioned as a young, sexy and sophisticated designer brand for both work and casual wear among fashion forward women and men. Express had net sales of $1.794 billion in 2005 and operated 743 stores nationwide.

Limited Stores is a mall-based specialty store retailer. Limited Stores’ strategy is to focus on sophisticated sportswear for modern American women. Limited Stores had net sales of $545 million in 2005 and operated 292 stores nationwide.

Other

Henri Bendel operates specialty stores in New York, New York and Columbus, Ohio which feature fashion and personal care products for sophisticated, high-income women. The business had net sales of $40 million in 2005.

Additional information about the Company’s business, including its revenues and profits for the last three years and selling square footage, is set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the financial results of the Company’s reportable operating segments, see Note 14 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

COMPETITION.

The sale of intimate apparel, personal care and beauty products, and women’s and men’s apparel through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. Brand image, marketing, fashion design, price, service, fashion assortment and quality are the principal competitive factors in retail store sales. The Company’s direct response businesses compete with numerous national and regional catalogue and e-commerce merchandisers. Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in catalogue and e-commerce sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling intimate apparel, personal care and beauty products, and women’s and men’s apparel through retail stores, catalogues and e-commerce.

ASSOCIATE RELATIONS.

On January 28, 2006, the Company employed approximately 110,000 associates, 92,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

AVAILABLE INFORMATION.

The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and code of conduct are available, free of charge, on the Company’s website, www.LimitedBrands.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS.

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. These risk factors may be important to understanding any statement in this Form 10-K, other filings or in any other discussions of the Company’s business. The following information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), and the consolidated financial statements and related notes included in this report.

In addition to the other information set forth in this report, the reader should carefully consider the following factors which could materially affect the Company’s business, financial condition or future results. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial may also adversely affect the business, financial condition and/or operating results of the Company in a material way.

The Company’s revenue and profit results are sensitive to, and may be adversely affected by, general economic conditions, consumer confidence and spending patterns.

The Company’s growth, sales and profitability may be adversely affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. Purchases of women’s and men’s apparel, women’s intimate apparel, personal care and beauty products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, the Company may increase the number of promotional sales, which would further adversely affect its profitability.

The Company’s net sales, operating income and inventory levels fluctuate on a seasonal basis.

The Company experiences major seasonal fluctuations in its net sales and operating income, with a significant portion of its operating income typically realized during the fourth quarter holiday season. Any decrease in sales or margins during this period could have a disproportionate effect on the Company’s financial condition and results of operations.

Seasonal fluctuations also affect the Company’s inventory levels, since it usually orders merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. The Company must carry a significant amount of inventory, especially before the holiday season selling period. If the Company is not successful in selling inventory during the holiday period, it may have to sell the inventory at significantly reduced prices or it may not be able to sell the inventory at all, which in each case may further adversely affect profitability.

The Company may be unable to compete favorably in its highly competitive segment of the retail industry.

The sale of intimate and other apparel, personal care products and accessories is highly competitive. The Company competes for sales with a broad range of other retailers, including individual and chain fashion specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, the Company also competes with direct marketers that sell similar lines of merchandise and who target customers through catalogues and e-commerce. Direct marketers also include traditional store-based retailers like the Company who are competing in the catalogue and e-commerce distribution channels. The Company’s direct response businesses compete with numerous national and regional catalogue and e-commerce merchandisers. Brand image, marketing, fashion design, price, service, quality, image presentation and fulfillment are all competitive factors in catalogue and e-commerce sales.

Some of the Company’s competitors may have greater financial, marketing and other resources available to them. In many cases, the Company’s primary competitors sell their products in department stores that are located in the same shopping malls as the Company’s stores. In addition to competing for sales, the Company competes for favorable site locations and lease terms in shopping malls.

Increased competition could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may not be able to keep up with fashion trends and may not be able to launch new product lines successfully.

The Company’s success depends in part on management’s ability to effectively anticipate and respond to changing fashion tastes and consumer demands and to translate market trends into appropriate, saleable product offerings far in advance of the actual time of sale to the customer. Customer tastes and fashion trends change rapidly. If the Company is unable to successfully anticipate, identify or react to changing styles or trends and misjudges the market for its products or any new product lines, the Company’s sales will be lower and it may be faced with a significant amount of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on its business. The Company’s brand image may also suffer if customers believe merchandise misjudgments indicate that the Company is no longer able to identify and offer the latest fashions.

The Company may lose key personnel.

The Company believes that it has benefited substantially from the leadership and experience of its senior executives, including Leslie H. Wexner (its Chairman of the Board of Directors and Chief Executive Officer). The loss of the services of any of these individuals could have a material adverse effect on the business and prospects of the Company. Competition for key personnel in the retail industry is intense and the Company’s future success will also depend on its ability to recruit, train and retain other qualified personnel.

The Company’s manufacturers may be unable to manufacture and deliver products in a timely manner or meet quality standards.

The Company purchases apparel through its wholly-owned subsidiary, Mast, an apparel importer, through other contract manufacturers and importers and directly from third-party manufacturers. Personal care, fragrance and beauty products are also purchased through contract manufacturers and importers and directly from third-party manufacturers. Similar to most other specialty retailers, the Company has narrow sales window periods for much of its inventory. Factors outside the Company’s control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company relies significantly on foreign sources of production.

The Company purchases apparel merchandise directly in foreign markets and in the domestic market, some of which is manufactured overseas. The Company does not have any material long-term merchandise supply contracts and many of its imports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or quotas. The Company competes with other companies for production facilities and import quota capacity.

The Company also faces a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as:

•	political instability;

•	imposition of new legislation or rules relating to imports that may limit the quantity of goods which may be imported into the United States from countries in a particular region;

•	imposition of duties, taxes and other charges on imports;

•	currency and exchange risks;

•	local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity;

•	potential delays or disruptions in shipping and related pricing impacts; and

•	disruption of imports by labor disputes.

New initiatives may be proposed that may have an impact on the trading status of certain countries and may include retaliatory duties or other trade sanctions which, if enacted, would limit or reduce the products purchased from suppliers in such countries.

In addition, significant health hazards or environmental or natural disasters may occur which could have a negative effect on the economies, financial markets and business activity. In particular, the outbreak of avian influenza and concerns over its spread throughout Asia and elsewhere could have a negative effect on the economies, financial markets and business activity in Asia and elsewhere. The Company’s purchases of merchandise from these manufacturing operations may be affected by this risk.

The future performance of the Company will depend upon these and the other factors listed above which are beyond its control. These factors may have a material adverse effect on the business of the Company.

The Company depends on a high volume of mall traffic and the availability of suitable lease space.

Many of the Company’s stores are located in shopping malls. Sales at these stores are derived, in part, from the high volume of traffic in those malls. The Company’s stores benefit from the ability of the mall’s “anchor” tenants, generally large department stores, and other area attractions to generate consumer traffic in the vicinity of its stores and the continuing popularity of malls as shopping destinations. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers and other malls where the Company does not have stores and the closing of anchor department stores. In addition, a decline in the desirability of the shopping environment in a particular mall, or a decline in the popularity of mall shopping among the Company’s target consumers, would adversely affect its business.

Part of the Company’s future growth is significantly dependent on its ability to operate stores in desirable locations with capital investment and lease costs that allow the Company to earn a reasonable return. The Company cannot be sure as to when or whether such desirable locations will become available at reasonable costs.

Increases in costs of mailing, paper and printing may affect the Company’s business.

Postal rate increases and paper and printing costs will affect the cost of the Company’s order fulfillment and catalogue and promotional mailings. The Company relies on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. Future paper and postal rate increases could adversely impact the Company’s earnings if it was unable to pass such increases directly onto its customers or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

The Company’s stock price may be volatile.

The Company’s stock price may fluctuate substantially as a result of quarter to quarter variations in the actual or anticipated financial results of the Company or other companies in the retail industry or markets served by the Company. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

The Company may be unable to service its debt.

The Company may be unable to service the debt drawn under its credit facilities and/or any other debt it incurs. Additionally, the agreements related to such debt require the Company to maintain certain financial ratios which limit the total amount the Company may borrow, and also prohibit certain types of liens on property or assets.

The Company is implementing certain changes to its IT systems that may disrupt operations.

The Company is currently implementing modifications and upgrades to the information technology systems for merchandise, distribution and support systems, including finance. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. The Company is aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions. The launch of these successor systems will take place in a phased approach over an approximate three year period that began in 2005. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on the Company’s operations.

The Company’s results can be adversely affected by market disruptions.

Market disruptions due to severe weather conditions, health hazards, terrorist activities or the prospect of these events can affect consumer spending and confidence levels and adversely affect the Company’s results or prospects in affected markets. The receipt of proceeds under any insurance the Company maintains for these purposes may be delayed or the proceeds may be insufficient to fully offset its losses.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The Company’s business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York, New York; Kettering, Ohio; Rio Rancho, New Mexico; Paramus, New Jersey and Hong Kong. The Company also operates small sourcing-related office facilities in various foreign locations.

The distribution and shipping facilities owned by the Company consist of seven buildings located in the Columbus, Ohio area. These buildings, including attached office space, comprise approximately 6.1 million square feet.

The Company’s retail stores are located in leased facilities, primarily in malls and shopping centers throughout the continental United States. A substantial portion of these lease commitments consist of store leases generally with an initial term of ten years. The leases expire at various dates between 2006 and 2021.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the Company. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by the Company. For additional information, see Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 3. LEGAL PROCEEDINGS.

The Company is a defendant in a variety of lawsuits arising in the ordinary course of business. Plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, the Company’s legal proceedings are not expected to have a material adverse effect on the Company’s financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding the executive officers of the Company.

Leslie H. Wexner, 68, has been Chairman of the Board of Directors of the Company for more than twenty years and its Chief Executive Officer since he founded the Company in 1963.

Leonard A. Schlesinger, 53, has been a member of the Board of Directors of the Company since 1996 and became Group President of Beauty and Personal Care in January 2005 and Vice Chairman and Chief Operating Officer of the Company in February 2003. Dr. Schlesinger was Executive Vice President and Chief Operating Officer from March 2001 until February 2003 and Executive Vice President, Organization, Leadership and Human Resources from October 1999 until March 2001.

V. Ann Hailey, 55, has been a member of the Board of Directors of the Company on March 1, 2001 and has been Executive Vice President and Chief Financial Officer of the Company since August 1997. Ms. Hailey resigned from the position of Chief Financial Officer effective not later than April 28, 2006, at which time she will assume the position of Executive Vice President, Corporate Development. The Company anticipates naming a successor at or before the time of Ms. Hailey’s transition into her new role. In the event that a successor is not named by that time, Martyn R. Redgrave, Executive Vice President and Chief Administrative Officer, will assume the responsibilities of Chief Financial Officer in addition to his current duties until a successor is named.

Martyn R. Redgrave, 53, has been Executive Vice President and Chief Administrative Officer of the Company since March 2005.

Jay M. Margolis, 57, has been Group President of Apparel for the Company since March 2005.

Mark A. Giresi, 48, has been Senior Vice President, Chief Stores Officer since December 2001. Mr. Giresi was Vice President, Store Operations from February 2000 until December 2001.

Sandra L. West, 52, has been Executive Vice President, Human Resources of the Company since April 2003. Ms. West was Senior Vice President of Human Resources from April 2002 to April 2003. In March 2006, Ms. West announced her intention to retire from the Company effective May 1, 2006.

All of the above officers serve at the discretion of the Board of Directors of the Company and are members of the Limited Brands Executive Committee.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock (“LTD”) is traded on the New York Stock Exchange. On January 28, 2006, there were approximately 74,000 shareholders of record. However, including active associates who participate in the Company’s stock purchase plan, associates who own shares through Company-sponsored retirement plans and others holding shares in broker accounts under street names, the Company estimates the shareholder base to be approximately 220,000.

The Company’s quarterly market prices and cash dividends per share for 2005 and 2004 were as follows:

	Market Price		Cash Dividend Per Share
	High	Low
Fiscal Year 2005
Fourth quarter	$23.85	$19.50	$0.15
Third quarter	25.50	18.81	0.15
Second quarter	24.76	19.30	0.15
First quarter	25.26	21.51	0.15

Fiscal Year 2004
Fourth quarter	$27.89	$22.03	$1.35	(a)
Third quarter	24.80	18.65	0.12
Second quarter	21.04	18.34	0.12
First quarter	21.65	18.21	0.12

(a)	Includes a special dividend of $1.23 per share.

The following table outlines the Company’s repurchases of its common stock during the fourth quarter ended January 28, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Number of Shares (or approximate Dollar value) that May Yet Be Purchased (3)
November	364,368	$22.02	357,500	$192,129,399
December	3,813,284	22.66	3,785,500	106,351,714
January	2,839,084	22.76	2,827,600	41,992,020

Total	7,016,736	$22.67	6,970,600	$41,992,020

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	In August 2005, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. In November 2005, the Company’s Board of Directors authorized the repurchase of $200 million of the Company’s common stock, which included $67.1 million remaining under the August 2005 program. This program was completed in February 2006.

In February 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock which is not reflected in the table above. Through March 17, 2006, 0.5 million shares have been repurchased under this program for $12.9 million, at an average price of $23.63 per share which includes broker commissions.

ITEM 6. SELECTED FINANCIAL DATA.

(Millions except per share amounts, ratios, store and associate data)	2005(a)	2004	2003	2002(b)	2001(b)(c)
Summary of Operations
Net sales	$9,699	$9,408	$8,934	$8,445	$8,423
Gross profit	$3,480	$3,394	$3,255	$3,094	$3,016
Gross profit as a percentage of net sales	35.9%	36.1%	36.4%	36.6%	35.8%
Operating income (d)	$986	$1,027	$963	$838	$896
Operating income as a percentage of net sales	10.2%	10.9%	10.8%	9.9%	10.6%
Income before cumulative effect of change in accounting principle (e)	$666	$705	$717	$496	$506
Income before cumulative effect of change in accounting principle as a percentage of net sales	6.9%	7.5%	8.0%	5.9%	6.0%
Cumulative effect of change in accounting principle (a)	$17	—	—	—	—
Net income (e)	$683	$705	$717	$496	$506
Per Share Results (h)
Net income per basic share:
Income before cumulative effect of change in accounting principle	$1.66	$1.50	$1.38	$0.97	$1.18
Net income per basic share	$1.70	$1.50	$1.38	$0.97	$1.18
Net income per diluted share:
Income before cumulative effect of change in accounting principle	$1.62	$1.47	$1.36	$0.95	$1.16
Net income per diluted share	$1.66	$1.47	$1.36	$0.95	$1.16
Dividends per share (f)	$0.60	$1.71	$0.40	$0.30	$0.30
Weighted average diluted shares outstanding	411	479	526	522	435
Other Financial Information
Total assets	$6,346	$6,089	$7,880	$7,246	$5,094
Return on average assets	11%	10%	9%	8%	11%
Working capital	$1,209	$1,233	$3,045	$2,347	$1,330
Current ratio	1.8	1.9	3.2	2.9	1.9
Capital expenditures	$480	$431	$293	$306	$377
Long-term debt	$1,669	$1,646	$648	$547	$250
Debt-to-equity ratio	68%	70%	12%	11%	9%
Shareholders’ equity	$2,471	$2,335	$5,266	$4,860	$2,744
Return on average shareholders’ equity	28%	19%	14%	13%	21%
Comparable store sales increase (decrease) (g)	(1%)	4%	4%	3%	(3%)
Stores and Associates at End of Year
Number of stores	3,590	3,779	3,911	4,036	4,614
Selling square feet (Thousands)	15,332	15,801	16,038	16,297	20,146
Number of associates	110,000	115,300	111,100	98,900	100,300

(a)	During the fourth quarter of 2005, the Company changed its inventory valuation method. Previously, inventories were principally valued at the lower of cost or market, on a weighted-average cost basis, using the retail method. Commencing in 2005, inventories are principally valued at the lower of cost or market, on a weighted-average cost basis, using the cost method. See additional discussion in Note 2 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

The cumulative effect of this change was $17 million, net of tax of $11 million. This change was recognized as an increase to net income in the Consolidated Statement of Income as of the beginning of the first quarter of 2005. In addition to the $17 million cumulative impact recognized as of the beginning of the first quarter, the effect of the change during 2005 was to decrease net income by $4 million, or $0.01 per diluted share.

(b)	As a result of its sale on November 27, 2002, New York & Company’s (formerly Lerner New York) operating results have been reflected as discontinued operations. Accordingly, New York & Company’s results are excluded for all periods presented. New York & Company’s results in 2002 and 2001 were net income of $6 million, or $0.01 per diluted share, and $13 million, or $0.03 per diluted share, respectively.

(c)	Includes the results of Lane Bryant through its disposition date of August 16, 2001.

(d)	Operating income includes the effect of the following items:
(i)	In 2005, $30 million related to recognition of income related to unredeemed gift cards. See additional discussion in Note 1 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data;
(ii)	In 2004, a $61 million charge to correct the Company’s accounting for straight-line rent and the depreciation and amortization of leasehold improvements and certain landlord allowances. See additional discussion in Note 1 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data;
(iii)	In 2002, a $34 million charge for vested stock awards related to the Intimate Brands Inc. (“IBI”) recombination;
(iv)	In 2001, a $170 million gain related to the sale of Lane Bryant.

(e)	In addition to the items previously discussed in (d), net income includes the effect of the following items:
(i)	In 2005, a favorable one-time tax benefit of $77 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act and pretax interest income of $40 million related to a tax settlement. See additional discussion in Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data;
(ii)	In 2004, pretax non-operating gains of $90 million related to New York & Company and $18 million related to Galyan’s Trading Company, Inc. (“Galyan’s”). See additional discussion in Notes 1 and 3 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data;
(iii)	In 2003, pretax non-operating gains of $208 million related to Alliance Data Systems Corporation (“ADS”). See additional discussion in Note 1 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data;
(iv)	In 2002, pretax non-operating gains of $6 million related to Charming Shoppes, Inc.;
(v)	In 2001, pretax non-operating gains of $62 million related to ADS and Galyan’s.

(f)	In 2004, dividends per share include a special dividend of $1.23 per share. See additional discussion in Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(g)	A store is typically included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(h)	In 2005, income per basic and diluted share includes accretion of $0.24 and $0.23, respectively, primarily related to share repurchases made during 2004. In 2004, income per basic and diluted share includes accretion of $0.13 and $0.12, respectively, related to share repurchases during the year. See additional discussion in Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations is based upon the Company’s Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. This should be read in conjunction with these statements and the notes thereto which are included in Item 8. Financial Statements and Supplementary Data.

Executive Overview

Limited Brands, Inc. (the “Company”) operates in the highly competitive specialty retail business. The Company sells women’s intimate apparel, personal care and beauty products and women’s and men’s apparel. The Company sells merchandise at its retail stores (primarily mall-based) and through direct response channels (catalogue and e-commerce).

Strategy

The Company’s strategy centers on building a family of the world’s best fashion retail brands whose compelling stories create loyal customers and deliver sustained growth for our shareholders. The Company is focused on developing and continuously evolving a family of destination retail brands offering a differentiated and fresh assortment of product brands at masstige prices with a captivating shopping experience. The Company’s brands represent a multi-dimensional portfolio competing across multiple categories, channels and customer segments. The Company’s strategy is driven by differentiated capabilities including merchant leadership, brand portfolio management, retail brand building, open innovation, talent management and speed at scale.

At Victoria’s Secret, the Company is testing an expanded PINK assortment in targeted locations, and is considering the introduction of free-standing PINK stores as it explores additional opportunities to transform PINK into a fully articulated lifestyle brand. In addition, Victoria’s Secret introduced Intimissimi, a premier Italian lingerie brand, through the opening of Intimissimi Boutiques in approximately twenty-five targeted store locations. The Company plans to include Intimissimi Boutiques in approximately 160 Victoria’s Secret stores by the end of 2006. Additionally, the Company will continue to invest significantly in new distribution center facilities and infrastructure to support growth at its Direct business.

At Bath & Body Works, the Company opened seven new C.O. Bigelow stores in the Boston, Chicago and New York markets. In addition, Bath & Body Works executed several initiatives to support future growth including several investments in personal care and beauty concepts; the acquisition of Slatkin & Company, an importer and wholesaler of sophisticated premium home fragrances; and the introduction of the Dr. Patricia Wexler, M.D. clinical skin care line. Bath & Body Works launched bathandbodyworks.com in October 2005, providing an important new channel for growth.

Express is focused on winning back customers by reasserting itself as a young, sexy and sophisticated designer brand that offers the right product at the right price at the right time.

Also in support of its strategy, the Company is focused on creating and leveraging talent and capabilities. The Company continues its pursuit of enhanced capabilities in the areas of finance, demand chain, merchandise planning and allocation and customer information by consolidating and redesigning financial and operational systems. The Company is investing significantly in these projects and expects that these changes will improve operational efficiencies, allowing brands and corporate functions to spend more time on their strategic activities. Additionally, the Company created Beauty Avenues, a new division that will provide commercialization and sourcing capabilities for the personal care and beauty businesses.

The Company also continues to focus on shareholder value. In 2005, the Company returned $622 million to shareholders through share repurchases and dividends and increased its quarterly dividend to $0.15 per share, a 25% increase compared to last year.

Summary of 2005 Results

The Company’s operating results are generally impacted by changes in the overall U.S. economy, and, therefore, management monitors the retail environment using, among other things, certain key industry performance indicators such as the University of Michigan Consumer Sentiment Index (which measures consumers’ views on the future course of the U.S. economy), the National Retail Traffic Index (which measures traffic levels in approximately 190 malls nationwide) and National Retail Sales (which reflects sales volumes of 5,000 businesses as measured by the U.S. Census Bureau). These indices provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist management in assessing the Company’s performance as well as the potential impact of industry trends on its future operating results. The Company’s results were slightly below the industry averages.

The Company’s results for the year ended January 28, 2006 were below the Company’s expectations, as operating income declined 4% primarily due to declines at Express. The Company’s operating income for the quarter ended January 28, 2006 exceeded the Company’s expectations with an increase in operating income primarily due to a significant improvement at Express as well as growth at Victoria’s Secret.

Victoria’s Secret’s increase in sales and operating income for the year and fourth quarter were driven by continued sales growth in the PINK sub-brand as well as new bra launches, specifically IPEX in the first quarter and Angel’s Secret Embrace Bra in the fourth quarter.

Bath & Body Works’ increase in sales and operating income for the year and fourth quarter were driven by incremental sales from new product lines. Also, $16 million of additional sales volume and operating income resulted from the recognition of revenue related to unredeemed gift cards (see further discussion in net sales section below).

Express’ results for the year were disappointing, with declines in both sales and operating income driven by a fashion assortment that did not meet consumer preferences both in terms of fashion and price points across many merchandise categories. However, Express improved significantly in the fourth quarter with a 6% increase in comparable store sales and a significant increase in operating income due to an improved product offering that provided a more fashionable assortment with appropriate price points that appealed to the Express target customer. Also, $14 million of additional sales volume and operating income resulted from the recognition of revenue related to unredeemed gift cards (see further discussion in net sales section below).

Information Relevant to Understanding 2005 Results

Resolution of Income Tax Matters

The Company’s results for the fourth quarter of 2005 included the impact of the following income tax matters:

•	A favorable one-time tax benefit of $77 million ($0.19 per share) related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act; and

•	In conjunction with a tax settlement, the Company recorded pretax interest income of $40 million ($0.06 per share).

See Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

Change in Inventory Valuation Method

The Company, in connection with the conversion to a new merchandising system in 2006, elected to change its inventory valuation methodology from the retail method to the weighted-average cost method during the fourth quarter, retroactive to the beginning of the year (see Note 2 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). The Company’s quarterly financial information for 2005 has been restated to the weighted-average cost method (see Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Under the retail method, the Company recorded a charge to cost of goods sold based upon actual and estimated permanent reductions in retail selling prices for the season. Under the cost method, the Company does not recognize any impact of reductions in retail selling price until the merchandise is actually sold to the customer or until the Company expects to sell the merchandise below original cost.

The Company believes that the cost method will improve the organizational focus on the actual margin realized on each merchandise sale. Additionally, the cost method is used by many other retailers, as well as the Company’s personal care and beauty competitors.

This conversion had several impacts on results of operations for the year:

•	The cumulative effect of the change of $17 million was recorded as of the beginning of 2005.

•	Excluding the cumulative effect, the change resulted in a $4 million decrease to full year earnings, and a $27 million decrease to fourth quarter earnings. The change has a minimal annual impact but a larger quarterly impact due to timing differences related to the recognition of markdowns.

•	Resulted in a $22 million increase to inventories at the end of 2005.

The table below summarizes the impact of the change to the operating income of each segment by quarter. The results below are unaudited.

	Quarter ended April 30, 2005 (a)			Quarter ended July 30, 2005
	Retail Method (As previously reported)	Effect of Change	Cost Method (Restated)	Retail Method (As previously reported)	Effect of Change	Cost Method (Restated)
Victoria’s Secret	$157,658	$22,255	$179,913	$224,528	$(24,585)	$199,943
Bath & Body Works	16,899	9,219	26,118	84,755	(9,698)	75,057
Apparel	(68,463)	38,802	(29,661)	(42,508)	(16,283)	(58,791)
Other	(57,836)	—	(57,836)	(62,861)	—	(62,861)

Total Limited Brands	$48,258	$70,276	$118,534	$203,914	$(50,566)	$153,348

	Quarter ended October 29, 2005			Quarter ended January 28, 2006
	Retail Method (As previously reported)	Effect of Change	Cost Method (Restated)	Retail Method (Pro Forma)	Effect of Change	Cost Method (Reported)
Victoria’s Secret	$107,859	$8,746	$116,605	$395,690	$(6,393)	$389,297
Bath & Body Works	(17,398)	364	(17,034)	320,420	(1,167)	319,253
Apparel	(36,419)	8,515	(27,904)	59,646	(35,601)	24,045
Other	(51,371)	—	(51,371)	(38,992)	—	(38,992)

Total Limited Brands	$2,671	$17,625	$20,296	$736,764	$(43,161)	$693,603

(a)	Does not include $17 million of cumulative effect of change in accounting principle adjustment.

	Year ended January 28, 2006
	Retail Method (Pro Forma)	Effect of Change	Cost Method (Reported)
Victoria’s Secret	$885,735	$23	$885,758
Bath & Body Works	404,676	(1,282)	403,394
Apparel	(87,744)	(4,567)	(92,311)
Other	(211,060)	—	(211,060)

Total Limited Brands	$991,607	$(5,826)	$985,781

The 2005 information discussed below is presented on the cost method of inventory valuation whereas the 2004 information is on the retail method. In order to aid the readers’ understanding of the Company’s results and to improve comparability of financial information from period to period, the above explanatory reconciliation tables for 2005 are included.

Financial Data by Segment

The following summarized financial data compares reported 2005 sales and operating income results to the comparable periods for 2004 and 2003:

				% Change
Net Sales (Millions)	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Victoria’s Secret Stores	$3,222	$3,113	$2,822	4%	10%
Victoria’s Secret Direct	1,226	1,119	995	10%	12%

Total Victoria’s Secret	4,448	4,232	3,817	5%	11%

Bath & Body Works	2,285	2,169	1,934	5%	12%

Express	1,794	1,913	2,071	(6%)	(8%)
Limited Stores	545	577	626	(6%)	(8%)

Total Apparel businesses	2,339	2,490	2,697	(6%)	(8%)

Other (a)	627	517	486	21%	6%

Total net sales	$9,699	$9,408	$8,934	3%	5%

Operating Income (b)
Victoria’s Secret	$886	$799	$711	11%	12%
Bath & Body Works	403	400	355	1%	13%
Apparel	(92)	16	91	nm	(82%)
Other (a)	(211)	(188)	(194)	(12%)	3%

Total operating income	$986	$1,027	$963	(4)%	7%

(a)	Other includes Corporate, Mast and Henri Bendel.
(b)	2005 results are reported on the cost method of accounting for inventory valuation. 2004 and 2003 results are reported on the retail method.
nm	not meaningful

The following tables compare 2005 comparable store sales and store data to the comparable periods for 2004 and 2003:

Comparable Store Sales	2005	2004	2003
Victoria’s Secret	1%	9%	4%

Bath & Body Works	4%	12%	8%

Express	(8%)	(8%)	0%
Limited Stores	(2%)	(5%)	0%

Total Apparel businesses	(6%)	(7%)	0%

Henri Bendel	(12%)	9%	8%

Total comparable store sales	(1%)	4%	4%

				% Change
Store Data	2005	2004	2003	2005 vs. 2004	2004 vs. 2003
Sales per average selling square foot
Victoria’s Secret	$653	$648	$600	1%	8%
Bath & Body Works	$637	$611	$544	4%	12%
Apparel	$333	$331	$342	1%	(3%)

Sales per average store (Thousands)
Victoria’s Secret	$3,224	$3,097	$2,789	4%	11%
Bath & Body Works	$1,453	$1,367	$1,193	6%	15%
Apparel	$2,087	$1,989	$2,013	5%	(1%)

Average store size (Selling square feet)
Victoria’s Secret	5,011	4,863	4,693	3%	4%
Bath & Body Works	2,296	2,266	2,208	1%	3%
Apparel	6,497	6,081	5,957	7%	2%

Total selling square feet (Thousands)
Victoria’s Secret	5,001	4,868	4,735	3%	3%
Bath & Body Works	3,570	3,556	3,542	0%	0%
Apparel	6,724	7,340	7,726	(8%)	(5%)

	Victoria’s Secret			Bath & Body Works			Apparel
Number of Stores (a)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Beginning of year	1,001	1,009	1,014	1,569	1,604	1,639	1,207	1,297	1,382
Opened	15	13	10	17	10	6	18	15	8
Closed	(18)	(21)	(15)	(31)	(45)	(41)	(190)	(105)	(93)

End of year	998	1,001	1,009	1,555	1,569	1,604	1,035	1,207	1,297

(a)	Excludes Henri Bendel store locations (2 in 2005 and 2004 and 1 in 2003).

Net Sales

Fourth Quarter

2005 compared to 2004

Net Sales Fourth Quarter 2005 vs. 2004 (Millions) increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2004 Net sales	$1,470	$1,006	$713	$139	$3,328
Comparable store sales	36	12	28	—	76
Sales associated with new, closed and non-comparable remodeled stores, net	22	15	(9)	—	28
Victoria’s Secret Direct	53	—	—	—	53
Gift card breakage	—	16	14	—	30
Mast third-party sales and other	—	—	—	27	27

2005 Net sales	$1,581	$1,049	$746	$166	$3,542

At Victoria’s Secret, the 3% increase in comparable store sales and in total sales was driven by growth in the PINK sub-brand and in the bra and body care categories, partially offset by declines in panties, prestige fragrance and sleepwear. The growth in the bra category was driven by the Body by Victoria Bra event in December and the launch of the Angel’s Secret Embrace Bra. Victoria’s Secret Direct achieved a 15% increase in sales driven by growth in intimate apparel, beauty and sleepwear.

At Bath & Body Works, the 1% increase in comparable store sales was primarily driven by incremental sales from the launch of the American Girl and Breathe Body Care product lines during 2005, as well as by products launched last year, including C.O. Bigelow and Le Couvent des Minimes. This sales increase was partially offset by declines in the fragrant body care and home fragrance product lines. Sales increases were also supported by an increase in gift with purchase and purchase-with-purchase promotions.

At the Apparel businesses, the 4% increase in comparable store sales was driven by a 6% increase at Express. The increase at Express can be primarily attributed to increased sales in denim and knit tops as the focus shifted to a more balanced offering between casual and wear-to-work, with appropriate price points. These increases were partially offset by decreases in pants and sweaters. Limited Stores experienced a 1% decrease in comparable store sales, primarily driven by significant declines in pants and woven tops.

The Company issues gift cards which contain no expiration dates or inactivity fees. The Company recognizes income from gift cards when: (i) the gift card is redeemed by the customer; or (ii) the likelihood of the gift card being redeemed by the customer is remote and it is determined that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). During the fourth quarter of 2005, the Company recognized $30 million of net sales and operating income ($0.04 per share) related to gift card breakage at Bath & Body Works ($16 million) and Express ($14 million). The amount of gift card breakage recognized was based upon analysis of historical redemption patterns and represents the portion of remaining balance of gift cards for which the Company believes the likelihood of redemption is remote. The fourth quarter of 2005 is the first period during which the Company has recognized gift card breakage. Therefore, the amount recognized includes the breakage income related to gift cards sold since inception of the gift card programs at Bath & Body Works and Express. The Company will recognize gift card breakage at its other divisions once adequate historical data has been accumulated.

The net sales increase in other was primarily driven by an increase in volume of Mast sales to third-party customers versus the fourth quarter of 2004.

2004 compared to 2003

Net Sales Fourth Quarter 2004 vs. 2003 (Millions) increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2003 Net sales	$1,363	$900	$829	$139	$3,231
Comparable store sales	46	96	(98)	—	44
Sales associated with new, closed and non-comparable remodeled stores, net	26	10	(18)	—	18
Victoria’s Secret Direct	35	—	—	—	35

2004 Net sales	$1,470	$1,006	$713	$139	$3,328

At Victoria’s Secret, the 5% increase in comparable store sales was primarily driven by the new PINK sub-brand, and by continued growth in the bra category and the beauty business, partially offset by declines in casual sleepwear. Sales increases in the bra category were driven by new introductions in the Very Sexy and Body by Victoria product lines. Growth in the beauty business was primarily driven by the continued success of the Very Sexy for Her 2 fragrance, the introduction of the Basic Instinct fragrance and from an expanded color and hair care product offering. The 11% increase in net sales at Victoria’s Secret Direct was driven by growth in almost all product categories, including woven separates, bras, knit tops and beauty.

At Bath & Body Works, the 12% increase in comparable store sales was driven by growth in the home fragrance and anti-bac product lines, as well as the successful launch of the Tutti Dolci product line. Sales increases were also supported by an increase in purchase-with-purchase promotions, as well as a one-week extension of the semi-annual sale.

At the Apparel businesses, the 14% decrease in comparable store sales primarily resulted from significant declines at Express. The Fall 2004 season assortment did not meet the preferences of the Company’s customers both in terms of fashion selection and price points, resulting in significant declines in women’s casual clothing, particularly knit tops and denim, and declines in men’s sweaters and denim. These decreases were partially offset by increases in women’s wear-to-work pants, driven by the continued success of the Editor pant. At Limited Stores, the 5% decrease in comparable store sales was primarily driven by significant declines in sweaters and knit tops.

Net Sales

Full Year

2005 compared to 2004

Net Sales 2005 vs. 2004 (Millions) increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2004 Net sales	$4,232	$2,169	$2,490	$517	$9,408
Comparable store sales	25	73	(135)	—	(37)
Sales associated with new, closed and non-comparable remodeled stores, net	84	27	(30)	—	81
Victoria’s Secret Direct	107	—	—	—	107
Gift card breakage	—	16	14	—	30
Mast third-party sales and other	—	—	—	110	110

2005 Net sales	$4,448	$2,285	$2,339	$627	$9,699

At Victoria’s Secret, the increase in comparable store sales of 1% and the increase in total sales were driven by growth in the PINK sub-brand and the bra and body care categories, partially offset by declines in the sleepwear, panty and prestige fragrance categories. The growth in the bra category was driven by sales of the IPEX and the Very Sexy bra sub-brand. The 10% increase in net sales at Victoria’s Secret Direct was driven by growth in almost all product categories, including woven tops, bras, knit tops and beauty.

At Bath & Body Works, the 4% increase in comparable store sales was primarily driven by incremental sales from new product lines, including Tutti Dolci, C.O. Bigelow, Le Couvent des Minimes, Breathe Body Care and American Girl and recognition of gift card breakage in the fourth quarter, partially offset by declines in the fragrant body care and home fragrance product lines. This result was supported by a successful semi-annual sale during the second quarter and purchase-with-purchase promotions.

At the Apparel businesses, the 6% decrease in comparable store sales primarily resulted from significant declines at Express related to the product assortment issues during the first three quarters of the year. All major Express categories experienced declines as compared to last year except for knits and denim. These results reflect a continuation of sales declines at Express which began in the Fall of 2004. Express’ product assortment failed to meet customer preferences both in terms of fashion selection and price points. The 2% decline in comparable store sales at Limited Stores was primarily driven by declines in sweaters, skirts and jackets, partially offset by growth in denim, pants and accessories.

The net sales increase in other was primarily driven by an increase in volume of Mast sales to third-party customers versus 2004.

2004 compared to 2003

Net Sales 2004 vs. 2003 (Millions) increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2003 Net sales	$3,817	$1,934	$2,697	$486	$8,934
Comparable store sales	229	218	(157)	—	290
Sales associated with new, closed and non-comparable remodeled stores, net	62	17	(50)	—	29
Victoria’s Secret Direct	124	—	—	—	124
Mast third-party sales and other	—	—	—	31	31

2004 Net sales	$4,232	$2,169	$2,490	$517	$9,408

At Victoria’s Secret, the 9% increase in comparable store sales was primarily driven by incremental sales from the July 2004 national launch of the PINK sub-brand, by continued growth in the bra category and by the success of the Very Sexy for Her 2 and Basic Instinct fragrances, partially offset by declines in casual sleepwear. The 12% increase in net sales at Victoria’s Secret Direct was driven by growth in swimwear, woven separates, bras and knit tops.

At Bath & Body Works, the 12% increase in comparable store sales was primarily driven by continued sales growth in the home fragrance, anti-bac and Daily Beauty Rituals product lines, as well as the successful launch of the Tutti Dolci product line. Sales increases were also supported by successful semi-annual sales during both the Spring and Fall seasons.

At the Apparel businesses, the 8% decrease in comparable store sales at Express was driven by significant declines in almost all of the women’s categories, primarily related to the poor performance of the Fall season product assortment discussed previously. These declines were partially offset by increases in the women’s wear-to-work category, particularly the Editor pant. At Limited Stores, the 5% decrease in comparable store sales was primarily driven by declines in sweaters and knit tops and by the exit of the dress category, partially offset by increases in pants and woven tops.

Gross Profit

Fourth Quarter

2005 compared to 2004

For the fourth quarter of 2005, the gross profit rate (expressed as a percentage of net sales) increased to 40.8% from 39.1% in 2004 driven by a decrease in the buying and occupancy rate primarily related to a $61 million lease related accounting charge in the fourth quarter of 2004 and the Company’s initial recognition of gift card breakage of $30 million (as previously discussed).

At Victoria’s Secret, the gross profit rate increased due to improvement in the buying and occupancy expense rate, partially offset by a reduction in merchandise margin rates. The reduction in the merchandise margin rate was driven by the change to the weighted-average cost method of accounting for inventory valuation and lower margins at the beauty business. The declines at the beauty business were driven by lower margin gift set sales in December and increased markdowns during the semi-annual sale, primarily in the color product line. Buying and occupancy expense was higher in 2004 as compared to 2005 due to the one-time lease accounting correction. Additionally, buying and occupancy expense was leveraged on a 3% increase in comparable store sales.

At Bath & Body Works, the gross profit rate increased due to improvement in the buying and occupancy expense rate, partially offset by a reduction in the merchandise margin rate. The reduction in the merchandise margin rate was due to higher markdowns and purchase-with-purchase promotions to stimulate traffic, partially offset by the Company’s initial recognition of gift card breakage. Buying and occupancy expense was higher in 2004 as compared to 2005 due to the one-time lease accounting correction. Additionally, buying and occupancy expense was leveraged on a 1% increase in comparable store sales.

At the Apparel businesses, the gross profit rate increased over last year due to improvement in the buying and occupancy rate, partially offset by a reduction in the merchandise margin rate at Express. The reduction in the merchandise margin rate was driven by the change to the weighted-average cost method of accounting for inventory valuation that more than offset an increase in merchandise margin due to lower markdowns and initial recognition of gift card breakage at Express. Buying and occupancy expense was higher in 2004 as compared to 2005 due to the one-time lease accounting correction. Additionally, buying and occupancy expense was leveraged on a 4% increase in comparable store sales.

2004 compared to 2003

For the fourth quarter of 2004, the gross profit rate (expressed as a percentage of net sales) decreased to 39.1% from 41.7% in 2003. During the fourth quarter 2004 the Company, in consultation with its independent auditors, recorded a $61 million one-time charge to correct its accounting for straight-line rent and the depreciation and amortization of leasehold improvements and certain landlord allowances which resulted in an increase in the buying and occupancy rate across the enterprise. See Note 1 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data for further discussion.

At Victoria’s Secret, the gross profit rate decreased due to the buying and occupancy expense rate increase, partially offset by an increase in the merchandise margin rate. The increase in the merchandise margin rate was driven by lower markdowns in the sleepwear and panty categories, partially offset by lower margins at the beauty business, which were driven by incremental sales from the expansion of the lower margin hair care and color product lines. Excluding the impact of the one-time lease accounting correction, buying and occupancy expense was leveraged on a 5% increase in comparable store sales.

At Bath & Body Works, the gross profit rate decreased due to a decrease in the merchandise margin rate and an increase in the buying and occupancy expense rate. The decrease in the merchandise margin rate was primarily the result of an increase in markdowns to clear gift set inventories and an increase in purchase-with-purchase promotions. In addition, a change in product mix from higher margin Daily Beauty Rituals products to lower margin home fragrance products contributed to the rate decline. Excluding the impact of the one-time lease accounting correction, buying and occupancy expense was leveraged on a 12% increase in comparable store sales.

At the Apparel businesses, the gross profit rate decreased from last year due to a reduction in the merchandise margin rate and an increase in the buying and occupancy expense rate at both Express and Limited Stores. The decrease in the merchandise margin rate was driven by higher markdowns for all significant product categories to clear slow-moving inventories related to the poor performance of the Fall product assortment discussed previously. The increase in the buying and occupancy expense rate resulted from the one-time lease accounting correction and the inability to leverage expenses due to a 14% decline in comparable store sales.

Gross Profit

Full Year

2005 compared to 2004

In 2005, the gross profit rate (expressed as a percentage of net sales) decreased to 35.9% from 36.1% in 2004 driven by a decrease in the merchandise margin rate at the Apparel brands. This decline was offset by a decrease in the buying and occupancy expense rate (primarily related to a $61 million lease related accounting charge across the enterprise in the fourth quarter of 2004), the Company’s initial recognition of gift card breakage of $30 million and expense leverage achieved at Victoria’s Secret and Bath & Body Works on sales increases of 5% at both brands.

At Victoria’s Secret, the gross profit rate increased due to improvement in the buying and occupancy expense rate, partially offset by a reduction in the merchandise margin rate. The slight reduction in the merchandise margin rate was driven by markdowns in panties and beauty. Buying and occupancy expense was higher in 2004 compared to 2005 due to the one-time lease accounting correction. Additionally, buying and occupancy expense was leveraged on a 1% increase in comparable store sales.

At Bath & Body Works, the gross profit rate was flat compared to last year. The buying and occupancy expense rate improved, but was offset by a reduction in the merchandise margin rate. The reduction in the merchandise margin rate was due to higher markdowns on gift sets and purchase-with-purchase promotions to stimulate traffic. Buying and occupancy expense was higher in 2004 due to the one-time lease accounting correction. Additionally, buying and occupancy expense was leveraged on a 4% increase in comparable store sales.

At the Apparel businesses, the gross profit rate decreased over last year due to a decrease in the merchandise margin rate, partially offset by an improvement in the buying and occupancy rate at both Express and Limited Stores. The decrease in the merchandise margin rate was driven by significantly higher markdowns through the first three quarters to clear slow-moving inventories across many product categories. Buying and occupancy expense was higher in 2004 due to the one-time lease accounting correction, offset by the inability to leverage expenses due to a 6% decline in comparable store sales.

2004 compared to 2003

In 2004, the gross profit rate declined to 36.1% from 36.4% as a result of the one-time lease accounting correction previously discussed and merchandise margin declines at Bath & Body Works and the Apparel businesses.

At Victoria’s Secret, the gross profit rate was flat as an increase in the merchandise margin rate was offset by an increase in the buying and occupancy expense rate related to the one-time lease accounting correction discussed previously. The increase in the merchandise margin rate was driven by lower markdowns in the sleepwear and panty categories, an increase in margins for the bra category, and improved performance for almost all categories at Victoria’s Secret Direct, including swimwear, woven separates, knit tops, bras, shoes and accessories. These increases were partially offset by lower margins at the beauty business, which were driven by incremental sales from the expansion of the lower margin hair care and color product lines.

At Bath & Body Works, the gross profit rate decreased due to a decline in the merchandise margin rate partially offset by a decrease in the buying and occupancy expense rate. The decrease in the merchandise margin rate was primarily driven by the fourth quarter results previously described. The decrease in the buying and occupancy expense rate resulted from leverage achieved on a comparable store sales increase of 12%, partially offset by the one-time lease accounting correction discussed previously.

At the Apparel businesses, the gross profit rate decreased over last year due to a decline in the merchandise margin rate and an increase in the buying and occupancy expense rate, both of which were driven by the results discussed previously in the fourth quarter section.

General, Administrative and Store Operating Expenses

Fourth Quarter

2005 compared to 2004

For the fourth quarter of 2005, the general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 21.2% from 20.2% last year, driven by an increase in investments in new growth concepts, increased spending on technology and process initiatives to support future growth and an increase in marketing expense. The increase in marketing spending related to the Victoria Secret’s fashion show, PINK, Express television media and advertising and marketing programs at Bath & Body Works to support new product lines. These increases were partially offset by an $8.5 million favorable litigation settlement with respect to merchant fees previously paid to Visa and MasterCard.

2004 compared to 2003

For the fourth quarter of 2004, the general, administrative and store operating expense rate (expressed as a percentage of net sales) improved to 20.2% from 21.8% last year, primarily driven by an improvement at Bath & Body Works, the Apparel brands and corporate functions. The improvement was due to the ability to leverage store selling expenses at Bath & Body Works, Express and Limited Stores, and by decreases in marketing and incentive compensation expenses across the Company. This improvement was partially offset by increased spending on technology and process initiatives.

General, Administrative and Store Operating Expenses

Full Year

2005 compared to 2004

In 2005, the general, administrative and store operating expense rate increased to 25.7% from 25.2% in 2004. The increase was primarily driven by investments in new growth concepts, increased spending on technology and process initiatives to support future growth, and incremental expenses associated with the Victoria Secret’s fashion show and PINK. The increases were offset by decreases in incentive compensation and an $8.5 million favorable litigation settlement with respect to merchant fees previously paid to Visa and MasterCard.

2004 compared to 2003

In 2004, the general, administrative and store operating expense rate improved to 25.2% from 25.7% in 2003. This improvement was driven by the ability to leverage store selling expenses across all retail segments, partially offset by increased spending on technology and process initiatives.

Interest Expense

The average daily borrowings and average borrowing rates for the fourth quarters and years ended January 28, 2006, January 29, 2005 and January 31, 2004 were as follows:

	Fourth Quarter			Year
(Millions)	2005	2004	2003	2005	2004	2003
Average daily borrowings	$1,705	$1,474	$650	$1,666	$863	$675
Average borrowing rate	5.7%	5.6%	6.6%	5.5%	6.1%	6.6%

In 2005, the Company incurred interest expense of $25 million and $94 million for the fourth quarter and the year, respectively, compared to $21 million and $58 million for the same periods in 2004. The fourth quarter increase was driven by an increase in average borrowings and the average borrowing rate. The full year increase resulted from an increase in average borrowings, partially offset by a decrease in average effective borrowing rates resulting from the addition of the Company’s 5.25% $500 million notes and $500 million variable rate term loan during the third and fourth quarters of 2004, respectively (see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

In 2004, the Company incurred interest expense of $21 million and $58 million for the fourth quarter and the year, respectively, compared to $12 million and $62 million for the same periods in 2003. The increase for the fourth quarter is primarily due to additional debt issued in conjunction with the Company’s $2 billion tender offer and $500 million special dividend in December 2004. The decrease for the year relates to $13 million of expense in 2003 associated with the early retirement of the Company’s $250 million 7.5% debentures due in 2023, partially offset by an increase in average borrowings.

Interest Income

In 2005, interest income was $49 million and $62 million for the fourth quarter and the full year, respectively, compared to $7 million and $30 million for the same periods in 2004. The increase in both the fourth quarter and year was driven by interest of $40 million related to a tax settlement (see Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data), partially offset by a decrease in the average invested cash balances.

In 2004, interest income decreased to $7 million and $30 million for the fourth quarter and the year, respectively, compared to $9 million and $63 million for the same periods in 2003. The decrease in the fourth quarter was primarily due to a decrease in average invested cash balances, partially offset by an increase in the average effective interest rates. The decrease for the year primarily relates to an interest refund of $30 million received in 2003 related to a tax settlement.

Other Income (Loss)

In 2005, other income (loss) for the fourth quarter and the year was $4 million and $3 million, respectively, compared to $4 million and $99 million for the same periods in 2004. The full year decrease primarily relates to gains in 2004 of $90 million related to the early collection of the New York & Company note receivable, New York & Company’s purchase of its warrants held by the Company and additional proceeds from the New York & Company initial public offering (see Note 3 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

In 2004, other income (loss) increased to $4 million and $99 million for the fourth quarter and the year, respectively, compared to ($4) million and ($6) million for the same periods in 2003. The fourth quarter increase primarily relates to losses from unconsolidated entities in 2003. The full year increase primarily relates to gains of $90 million related to transactions with New York & Company discussed previously.

Gains on Sale of Investees’ Stock

During the second quarter of 2004, the Company sold its remaining ownership interest in Galyan’s Trading Company, Inc. (“Galyan’s”) for $65 million, resulting in a pretax gain of $18 million. Prior to the sale of Galyan’s shares, the Company accounted for its investment using the equity method.

During the first quarter of 2003, the Company sold approximately one-half of its ownership interest in Alliance Data Systems Corporation (“ADS”) for $131 million resulting in a pretax gain of $80 million. During the third quarter of 2003, the Company sold its remaining ownership interest in ADS for $193 million resulting in a pretax gain of $128 million. Prior to these sales of ADS shares, the Company accounted for its investment using the equity method.

Provision for Income Taxes

In 2005, the Company’s effective tax rate for the fourth quarter and the year was 28.0% and 30.4%, respectively, compared to 38.1% and 36.8% for the same periods in 2004. The rate decrease for both 2005 periods was primarily due to a favorable one-time tax benefit of $77 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act (see Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. In addition, the Company has funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. In the fourth quarter of 2005, the Company issued $210 million of commercial paper under the Facility for the short-term funding of the Company’s peak working capital needs. The Company repaid the commercial paper within the fourth quarter. Prior to this issuance, the Company had not issued commercial paper or drawn on the Facility to support the Company’s operating activities during the year ended January 28, 2006.

In addition, the Company has available a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities may be issued. As of March 17, 2006, no securities have been issued under this registration statement.

The Company’s operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday period, accounted for approximately one-third of net sales in 2005, 2004 and 2003. Accordingly, cash requirements are highest in the third quarter as the Company’s inventory builds in anticipation of the holiday period. The holiday period then generates a substantial portion of the Company’s operating cash flow for the year.

A summary of the Company’s working capital position and capitalization as of January 28, 2006, January 29, 2005 and January 31, 2004 was as follows:

Working Capital Position and Capitalization (Millions)	2005	2004	2003
Cash provided by operating activities	$1,081	$933	$1,063
Working capital	$1,209	$1,233	$3,045
Capitalization
Long-term debt	$1,669	$1,646	$648
Shareholders’ equity	2,471	2,335	5,266

Total capitalization	$4,140	$3,981	$5,914

Additional amounts available under long-term credit agreements	$1,030	$1,000	$1,250

The Company considers the following to be relevant measures of liquidity and capital resources:

Liquidity and Capital Resources	2005	2004	2003
Debt-to-equity ratio	68%	70%	12%
(Long-term debt divided by shareholders’ equity)
Debt-to-capitalization ratio	40%	41%	11%
(Long-term debt divided by total capitalization)
Cash flow to capital investment	225%	216%	363%
(Net cash provided by operating activities divided by capital expenditures)

Operating Activities

In 2005, the increase in net cash provided by operating activities was primarily driven by an increase in net income (excluding the non-cash 2004 gains related to New York & Company and Galyan’s Trading Company, Inc.) and changes in working capital.

In 2004, the decrease in net cash provided by operating activities was primarily driven by an increase in inventory and a decrease in income taxes payable, partially offset by an increase in accounts payable and accrued expenses. At year-end 2004, inventory levels and accounts payable were higher to support new product launches at Bath & Body Works and Victoria’s Secret. The decrease in income taxes payable resulted from an increase in tax payments compared to 2003. The increase in accrued expenses resulted from an increase in deferred revenue related to gift card sales.

Investing Activities

In 2005, investing activities primarily included $480 million in capital expenditures (see “Capital Expenditures” section), $22 million related to strategic investments in several personal care companies and $4 million related to non-operating real estate investments.

In 2004, investing activities primarily included $431 million in capital expenditures (see “Capital Expenditures” section) and a $27 million investment in a personal care products business. These cash outflows were partially offset by cash proceeds of $141 million from the early collection of a New York & Company long-term note receivable and the sale of New York & Company warrants held by the Company, $65 million from the sale of the Company’s remaining ownership interest in Galyan’s and $25 million related to non-operating real estate investments.

Financing Activities

In 2005, the Company had the following financing activities: (i) cash payments of $380 million related to the repurchase of 17 million shares of common stock during the year at a weighted-average price of $22.49 under the Company’s February, May, August and November 2005 share repurchase programs and (ii) quarterly dividend payments of $0.15 per share, or $242 million. These uses of cash were partially offset by proceeds primarily from the exercise of stock options of $64 million and a $30 million draw on a line of credit at Mast (see discussion below).

In 2004, the Company repurchased 125 million shares of common stock for $3.1 billion, at an average price of $24.92 per share. Specifically, the Company repurchased (i) 69.0 million shares of common stock for $2 billion through the Company’s modified Dutch Auction tender offer in December 2004, (ii) 50.6 million shares of common stock for $1 billion through the Company’s modified Dutch Auction tender offer in April 2004 and (iii) 5.8 million shares of common stock for $115 million related to the Company’s share repurchase programs. Financing activities also included dividend payments of $500 million for the Company’s fourth quarter special dividend and $224 million, or $0.48 per share, for the Company’s quarterly dividends. These uses of cash were partially offset by (i) $498 million in net proceeds related to the issuance of the Company’s $500 million 5.25% notes due 2014, (ii) $500 million in proceeds related to the Company’s term loan agreement (the “Term Loan”) that became effective in November 2004 and (iii) $166 million in proceeds primarily from the exercise of stock options.

The Company has available a $1 billion unsecured revolving credit facility (the “Facility”), none of which was used as of January 28, 2006. The Facility is available to support the Company’s commercial paper and letter of credit programs, which may be used from time to time to fund working capital and other general corporate requirements. Borrowings outstanding under the Facility, if any, are due in November 2009. Fees payable under the Facility are based on the Company’s long-term credit ratings, and, at January 28, 2006, were 0.15% of the committed amount per year.

The Facility and the Term Loan have several interest rate options, which are based in part on the Company’s long-term credit ratings. The interest rate on the Term Loan was 5.33% at January 28, 2006. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of January 28, 2006.

On March 22, 2006, the Company amended the Facility and Term Loan agreement. As a result of the amendment, the term of the Facility and Term Loan was extended to March 2011, the repayment schedule of the Term Loan was changed to a single repayment in March 2011 and the fees payable under the Facility, which are based on the Company’s long-term credit ratings, were reduced from 0.15% to 0.10% of the committed amount per year.

In January 2006, Mast Industries (Far East) Limited, a wholly owned subsidiary of Limited Brands, Inc., entered into a $60 million unsecured revolving credit facility (the “Mast Credit Facility”). The credit facility is available for general corporate purposes including the funding of dividends to Limited Brands, Inc. The maturity date of this credit facility is January 2010. Annual fees payable under the facility are 0.05% on the outstanding principal amounts which totaled $30 million as of January 28, 2006. The Company will repay the drawings on the credit facility in eight equal semi-annual installments, with the first installment of $4 million to be repaid in June 2006.

The Company continually evaluates its capital needs, financial condition, operating strategies and possible uses of its cash. Accordingly, in February 2006, the Company’s Board of Directors authorized the repurchase of up to $100 million of the Company’s outstanding common stock. Through March 17, 2006, 0.5 million shares have been repurchased under this program for $12.9 million at an average price of $23.63 per share, which includes broker commissions.

Capital Expenditures

Capital expenditures totaled $480 million, $431 million and $293 million in 2005, 2004 and 2003, respectively. In each of the years, $298 million, $381 million and $230 million were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to investments in new growth concepts and increased spending on technology and process initiatives to support future growth.

The Company anticipates spending approximately $600 to $650 million for capital expenditures in 2006, the majority of which relates to the remodeling of and improvements to existing stores. Additional spending will relate to new financial and operational systems and investments in the Company’s Direct businesses, including technology and a new distribution center. The anticipated increase in capital spending in 2006 is primarily driven by the Company’s efforts to centralize and upgrade systems and capabilities in the areas of finance, customer relationship marketing, merchandise planning and allocation and demand chain. The Company expects that 2006 capital expenditures will be funded principally by net cash provided by operating activities.

STORES AND SELLING SQUARE FEET

A summary of stores and selling square feet by business follows:

	End of Year			Change
	Plan 2006 (a)	2005	2004	Plan 2006 vs. 2005	2005 vs. 2004
Victoria’s Secret Stores
Stores	1,004	998	1,001	6	(3)
Selling square feet	5,112,000	5,001,000	4,868,000	111,000	133,000
Bath & Body Works
Stores	1,547	1,555	1,569	(8)	(14)
Selling square feet	3,623,000	3,570,000	3,556,000	53,000	14,000
Express Women’s
Stores	257	327	468	(70)	(141)
Selling square feet	1,530,000	1,983,000	2,888,000	(453,000)	(905,000)
Express Men’s
Stores	76	113	223	(37)	(110)
Selling square feet	317,000	486,000	904,000	(169,000)	(418,000)
Express Dual Gender
Stores	324	303	193	21	110
Selling square feet	2,639,000	2,538,000	1,600,000	101,000	938,000
Total Express
Stores	657	743	884	(86)	(141)
Selling square feet	4,486,000	5,007,000	5,392,000	(521,000)	(385,000)
Limited Stores
Stores	266	292	323	(26)	(31)
Selling square feet	1,516,000	1,717,000	1,948,000	(201,000)	(231,000)
Total Apparel businesses
Stores	923	1,035	1,207	(112)	(172)
Selling square feet	6,002,000	6,724,000	7,340,000	(722,000)	(616,000)
Henri Bendel
Stores	2	2	2	—	—
Selling square feet	37,000	37,000	37,000	—	—
Total retail businesses
Stores	3,476	3,590	3,779	(114)	(189)
Selling square feet	14,774,000	15,332,000	15,801,000	(558,000)	(469,000)

(a)	Data for stores and selling square feet for 2006 represents the Company’s best estimate as of January 28, 2006, and is subject to the risks related to forward-looking statements outlined in the Company’s Safe Harbor Statement and Item 1A. Risk Factors.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $65 million at January 28, 2006 and $57 million at January 29, 2005.

Included in the Company’s Easton investments is an equity interest in Easton Town Center, LLC (“ETC”), an entity that owns and has developed a commercial entertainment and shopping center. The Company’s investment in ETC, which the Company accounts for using the equity method, was $10 million at January 28, 2006 and $14 million at January 29, 2005. The Company has a majority financial interest in ETC, but another member that is unaffiliated with the Company is the managing member. Certain significant decisions regarding ETC require the consent of the unaffiliated members in addition to the Company.

Total assets of ETC were approximately $244 million as of January 28, 2006 and $238 million as of January 29, 2005. ETC’s principal funding source is a $290 million secured bank loan, of which $221 million was outstanding at January 28, 2006. The loan is payable in full on May 31, 2010, with the option of two 12-month extensions if certain requirements are met.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $266 million related to lease payments of Abercrombie & Fitch, Too, Inc. (formerly Limited Too), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015 (see Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses, and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liability being triggered under these guarantees is remote.

The following table includes aggregated information about the Company’s contractual obligations. These contractual obligations impact the Company’s short and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including the maturity profile of the Company’s long-term debt, operating leases and other long-term liabilities as of January 28, 2006.

	Payments Due by Period
Contractual Obligations (Millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years	Other
Long-term debt obligations (1)	$2,792	$81	$403	$459	$1,849	$—
Operating lease obligations (2)	3,269	539	889	746	1,095	—
Purchase obligations (3)	1,335	1,125	152	52	6
Other long-term liabilities (4)	163	—	—	—	—	163

Total	$7,559	$1,745	$1,444	$1,257	$2,950	$163

(1)	Long-term debt obligations relate to principal and interest payments for the Company’s outstanding notes, debentures and Term Loan and line of credit borrowings (see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). Interest payments have been estimated based on the coupon rate for fixed rate obligations or the variable rate in effect at January 28, 2006 for the Term Loan and the Mast Credit Facility. Interest obligations exclude amounts which have been accrued through January 28, 2006. On March 22, 2006, the Company amended the Facility and Term Loan agreement. As a result of the amendment, the term of the Facility and Term Loan was extended to March 2011 and the repayment schedule of the Term Loan was changed to a single repayment in March 2011.
(2)	Operating lease obligations primarily relate to minimum payments due under store lease agreements (see Note 6 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
(3)	Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(4)	Other long-term liabilities reflect future payments relating to the Company’s nonqualified supplemental retirement plan and have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. (see Note 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Off Balance Sheet Arrangements

Other than those disclosed, the Company has no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. In April 2005, the SEC announced that it would delay the required implementation of SFAS No. 123R, from the first interim period beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R in the first quarter of 2006 using the “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date (which is January 29, 2006).

Although it will have no impact on the Company’s overall financial position, the impact to pretax earnings of adopting SFAS No. 123R is estimated to be $30 to $37 million in 2006. Had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data. SFAS No. 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 have been separately classified as “tax benefit on the exercise of non-qualified stock options” in the Consolidated Statements of Cash Flows.

In February 2006, the Financial Accounting Standards Board issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), which eliminates the exemption from applying Statement 133 to interests in securitized financial assets and allows election of a fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Inventories

Inventories are principally valued at the lower of cost or market, on a weighted-average cost basis. The Company records an adjustment to its inventories if the unit cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. This estimate is based on management’s judgment regarding future demand and market conditions and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected by adjustments to these estimates.

Another significant estimate related to inventories is an adjustment for estimated physical inventory losses that have occurred since the date of the last physical inventory. This estimate is based on management’s analysis of historical results and operating trends.

Management does not believe that the assumptions used in these estimates will change significantly based on future experience. However, a 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $1 million for the year ended January 28, 2006. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for the year ended January 28, 2006.

Valuation of Long-lived Assets

Property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the undiscounted future cash flows from the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined by the discounted future cash flows of the asset. Factors used in the valuation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life.

Intangible assets not subject to amortization are reviewed for impairment annually by comparing the fair value to the carrying value. Goodwill is reviewed annually for impairment by comparing each reporting unit’s fair value to its carrying value. Factors used in the valuation of intangible assets and goodwill include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. If future economic conditions are different than those projected by management, impairment charges may be required.

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

Revenue Recognition

While the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes revenue upon customer receipt of the merchandise. For catalogue and e-commerce revenues, the Company estimates shipments that have not been received by the customer based on shipping terms and historical delivery times. The Company also provides a reserve for projected merchandise returns based on prior experience.

All of the Company’s brands sell gift cards with no expiration dates. The Company recognizes income from gift cards when they are redeemed by the customer. In addition, the Company recognizes income on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage rate based on historical redemption patterns. During the fourth quarter of 2005, the Company accumulated enough historical data to determine the gift card breakage rate at both Express and Bath & Body Works. Once the breakage rate is determined, it is recognized over a 36 month period based on historical redemption patterns of each brand’s gift cards. Gift card breakage is included in net sales in the Consolidated Statements of Income.

During the fourth quarter of 2005, the Company recognized $30 million in pretax income related to the initial recognition of gift card breakage at Express and Bath & Body Works. The Company will recognize gift card breakage at Victoria’s Secret and Limited Stores when adequate historical data exists.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

Management believes the Company’s exposure to interest rate, foreign currency and market risk associated with financial instruments (such as investments and borrowings) is not material.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the Company’s long-term debt at January 28, 2006 and January 29, 2005 was $1.6 billion and $1.7 billion compared to the carrying value of $1.7 billion and $1.6 billion, respectively.

Concentration of Credit Risk

The Company maintains cash and cash equivalents with various major financial institutions, as well as corporate commercial paper. The Company monitors the relative credit standing of these financial institutions and other entities and limits the amount of credit exposure with any one entity. The Company also monitors the creditworthiness of the entities to which it grants credit terms in the normal course of business.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond the Company’s control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or management: risks associated with general economic conditions, consumer confidence and consumer spending patterns; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; risks associated with the seasonality of the Company’s business; risks associated with changes in weather patterns; risks associated with the highly competitive nature of the retail industry generally and the segments in which we operate particularly; risks related to consumer acceptance of the Company’s products and the Company’s ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance the Company’s brand image; risks associated with the Company’s ability to retain, hire and train key personnel and management; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards; risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, risks related to political instability, risks associated with legal and regulatory matters, risks related to duties, taxes, other charges and quotas on imports, risks related to local business practices and political issues and risks related to currency and exchange rates; risks associated with the possible lack of availability of suitable store locations on appropriate terms; risks associated with increases in the costs of mailing, paper and printing; risks associated with our ability to service any debt we incur from time to time, as well as the requirements the agreements related to such debt impose upon us; and risks associated with the Company’s reliance on information technology, including risks related to the implementation of new information technology systems and risks related to utilizing third parties to provide information technology services; risks associated with natural disasters and risks associated with rising energy costs. The Company is not under any obligation and does not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIMITED BRANDS, INC.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control system is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 28, 2006.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of

Limited Brands, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Limited Brands, Inc. and subsidiaries maintained effective internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limited Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Limited Brands, Inc. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Limited Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended January 28, 2006 of Limited Brands, Inc. and subsidiaries, and our report dated March 23, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 23, 2006

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Shareholders of

Limited Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended January 28, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limited Brands, Inc. and subsidiaries at January 28, 2006 and January 29, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for inventories in 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Limited Brands, Inc.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 23, 2006

CONSOLIDATED STATEMENTS OF INCOME

(Millions except per share amounts)	2005	2004	2003
Net sales	$9,699	$9,408	$8,934
Costs of goods sold, buying and occupancy	(6,219)	(6,014)	(5,679)

Gross profit	3,480	3,394	3,255
General, administrative and store operating expenses	(2,494)	(2,367)	(2,292)

Operating income	986	1,027	963
Interest expense	(94)	(58)	(62)
Interest income	62	30	63
Other income (loss)	3	99	(6)
Gains on sale of investees’ stock	—	18	208

Income before income taxes and cumulative effect of change in accounting principle	957	1,116	1,166
Provision for income taxes	291	411	449

Income before cumulative effect of change in accounting principle	666	705	717
Cumulative effect of change in accounting principle, net of taxes of $11	17	—	—

Net income	$683	$705	$717

Net income per basic share:
Income before cumulative effect of change in accounting principle	$1.66	$1.50	$1.38
Cumulative effect of change in accounting principle	.04	—	—

Net income per basic share	$1.70	$1.50	$1.38

Net income per diluted share:
Income before cumulative effect of change in accounting principle	$1.62	$1.47	$1.36
Cumulative effect of change in accounting principle	.04	—	—

Net income per diluted share	$1.66	$1.47	$1.36

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Millions except per share amounts)	January 28, 2006	January 29, 2005
ASSETS
Current assets
Cash and cash equivalents	$1,208	$1,161
Accounts receivable	182	128
Inventories	1,160	1,142
Other	234	253

Total current assets	2,784	2,684
Property and equipment, net	1,615	1,484
Goodwill	1,357	1,338
Trade names and other intangible assets, net	447	462
Other assets	143	121

Total assets	$6,346	$6,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$535	$496
Accrued expenses and other	790	726
Income taxes	250	229

Total current liabilities	1,575	1,451
Deferred income taxes	146	177
Long-term debt	1,669	1,646
Other long-term liabilities	452	447
Minority interest	33	33
Shareholders’ equity:
Preferred stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common stock—$0.50 par value; 1,000 shares authorized; 524 shares issued in 2005 and 2004	262	262
Paid-in capital	1,597	1,649
Retained earnings	3,833	3,392
Less: treasury stock, at average cost; 129 and 117 shares in 2005 and 2004	(3,221)	(2,968)

Total shareholders’ equity	2,471	2,335

Total liabilities and shareholders’ equity	$6,346	$6,089

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Paid-In Capital	Retained Earnings	Treasury Stock, at Average Cost	Total Shareholders’ Equity
(Millions except per share amounts)	Shares Outstanding	Par Value
Balance, February 1, 2003	523	$261	$1,693	$2,906	—	$4,860

Net income	—	—	—	717	—	717
Cash dividends ($0.40 per share)	—	—	—	(208)	—	(208)
Repurchase of common stock	(10)	—	—	—	(150)	(150)
Exercise of stock options and other	5	1	(19)	2	63	47

Balance, January 31, 2004	518	$262	$1,674	$3,417	($87)	$5,266

Net income	—	—	—	705	—	705
Special dividend ($1.23 per share)	—	—	—	(500)	—	(500)
Cash dividends ($0.48 per share)	—	—	—	(224)	—	(224)
Repurchase of common stock	(125)	—	—	—	(3,115)	(3,115)
Exercise of stock options and other	14	—	(25)	(6)	234	203

Balance, January 29, 2005	407	$262	$1,649	$3,392	($2,968)	$2,335

Net income	—	—	—	683	—	683
Cash dividends ($0.60 per share)	—	—	—	(242)	—	(242)
Repurchase of common stock	(17)	—	—	—	(390)	(390)
Exercise of stock options and other	5	—	(52)	—	137	85

Balance, January 28, 2006	395	$262	$1,597	$3,833	($3,221)	$2,471

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)	2005	2004	2003
Operating Activities
Net income	$683	$705	$717
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle	(17)	—	—
Depreciation and amortization	299	333	288
Straight-line rent adjustment	—	31	—
Gain on sale of third-party warrants	—	(65)	—
Gain on early collection of long-term note receivable	—	(25)	—
Gains on sale of investees’ stock	—	(18)	(208)
Gains on sale of property	(1)	(10)	(1)
Deferred income taxes	(76)	47	23
Stock compensation expense	11	9	18
Tax benefit on the exercise of non-qualified stock options	15	32	3
Loss on sale of joint ventures	—	—	8
Debt extinguishment costs	—	—	6
Changes in assets and liabilities:
Accounts receivable	(54)	(14)	41
Inventories	10	(194)	23
Accounts payable, accrued expenses and other	92	105	43
Income taxes payable	55	(54)	69
Other assets and liabilities	64	51	33

Net cash provided by operating activities	1,081	933	1,063

Investing Activities
Capital expenditures	(480)	(431)	(293)
Proceeds from settlement of long-term note receivable	—	75	—
Proceeds from sale of New York & Company warrants	—	66	—
Proceeds from sale of investees’ stock	—	65	324
Acquisition, net of minority interest	—	(27)	—
Proceeds from sale of joint ventures	—	—	8
Net (expenditures) proceeds related to non-operating real estate investments	(4)	25	(4)
Other investing activities	(22)	—	—

Net cash (used for) provided by investing activities	(506)	(227)	35

Financing Activities
Proceeds from issuance of debt	30	998	350
Repayment of long-term debt	—	—	(250)
Repurchase of common stock	(380)	(3,115)	(150)
Dividends paid	(242)	(724)	(208)
Proceeds from exercise of stock options and other	64	166	28

Net cash used for financing activities	(528)	(2,675)	(230)

Net increase (decrease) in cash and cash equivalents	47	(1,969)	868
Cash and cash equivalents, beginning of year	1,161	3,130	2,262

Cash and cash equivalents, end of year	$1,208	$1,161	$3,130

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Limited Brands, Inc. (the “Company”) sells women’s intimate apparel, personal care and beauty products, and women’s and men’s apparel under various trade names through its specialty retail stores (primarily mall based) and direct response channels (catalogue and e-commerce).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Investments in unconsolidated entities over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company’s share of the net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in cost of goods sold. The Company’s share of the net income or loss of all other unconsolidated entities is included in other income (loss).

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2005, 2004 and 2003 represent the fifty-two week periods ended January 28, 2006, January 29, 2005 and January 31, 2004.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. Accounts payable includes $154 million and $142 million of outstanding checks at January 28, 2006 and January 29, 2005, respectively.

Inventories

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market. Prior to 2005, inventories were principally valued at the lower of cost, as determined by the weighted-average retail inventory method, or market (see Note 2).

Store Supplies

The initial shipment of selling-related supplies (primarily hangers, signage and security tags) is capitalized at the store opening date. Subsequent shipments are expensed, except for new merchandise presentation programs, which are capitalized. Store supplies are adjusted as appropriate for changes in actual quantities or costs. Store supplies are included in other current assets in the accompanying Consolidated Balance Sheets.

Direct Response Advertising

The Company capitalizes the direct costs of producing and distributing its catalogues and amortizes the costs over the expected future revenue stream, which is generally three months from the date catalogues are mailed. Capitalized direct response advertising costs of $34 million at January 28, 2006 and $33 million at January 29, 2005 are included in other current assets in the accompanying Consolidated Balance Sheets. All other advertising costs are expensed at the time the promotion first appears in media or in the store. Catalogue and advertising costs amounted to $517 million in 2005, $492 million in 2004 and $471 million in 2003.

Property and Equipment

Depreciation of property and equipment is computed on a straight-line basis, using the following service lives:

Software	3 - 7 years
Store related assets	3 - 10 years
Leasehold improvements	Shorter of lease term or 10 years
Non-store related building and site improvements	10 - 15 years
Other property and equipment	20 years
Buildings	30 years

When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend service lives are capitalized.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the undiscounted future cash flows from the property and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined through discounted cash flows analysis. Factors used in the valuation of property and equipment include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows.

Goodwill and Intangible Assets

The Company has certain intangible assets resulting from business acquisitions that are recorded at cost. Intangible assets subject to amortization are amortized primarily on a straight-line basis over their respective estimated useful lives, ranging from 4 to 15 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. License agreements are amortized based on the sell-through of the related products, over the shorter of the term of the license agreement or the estimated useful life of the asset, not to exceed 10 years. Intangible assets not subject to amortization are reviewed for impairment at least annually by comparing the carrying value to the fair value.

Goodwill, representing the excess of the purchase price over the fair value of the net assets acquired, is not subject to periodic amortization. Goodwill is reviewed for impairment at least annually and may be reviewed more frequently if certain events occur or circumstances change. Goodwill is reviewed for impairment by comparing each reporting unit’s carrying value to its fair value.

Factors used in the valuation of intangible assets and goodwill include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows.

Leases and Leasehold Improvements

During 2004, the Company, in consultation with its independent auditors, concluded that its previous accounting practices related to the accounting for straight-line rent and the depreciation and amortization of leasehold improvements and certain landlord allowances were not correct. Accordingly in the fourth quarter of 2004, the Company recorded a one-time pretax charge of $61 million, which is included in cost of goods sold, buying and occupancy in the Consolidated Statement of Income, to reflect the corrections more fully described below.

Historically, the Company recognized straight-line rent expense for leases beginning on the earlier of the store opening date or lease commencement date, resulting in the exclusion of the store build-out period (“Rent Holiday”) from the period over which it amortized its rent expense. In the fourth quarter of 2004, the Company adjusted its straight-line rent accrual for all applicable leases to reflect the recognition of rent expense over a period that includes the Rent Holiday period, resulting in cumulative additional rent expense of $31 million.

In addition, the Company had previously depreciated leasehold improvements over a period of up to 10 years, which, primarily due to store remodeling activity, resulted in certain leasehold improvements being depreciated over a period beyond the contractual lease term. In the fourth quarter of 2004, the Company adjusted the net book value of its leasehold improvements to reflect useful lives equal to the lesser of the estimated useful lives of the assets, or the contractual term of the lease, resulting in cumulative additional depreciation expense of $39 million. In addition, the Company had previously amortized certain landlord allowances beyond the contractual lease term. The Company adjusted these landlord allowances to reflect amortization over the contractual term of the lease, resulting in a cumulative reduction in rent expense of $9 million.

The Company evaluated the impact of these revised accounting practices from a quantitative and qualitative perspective. From a quantitative perspective, had the revised accounting practices been applied retroactively, reported pretax income from continuing operations would have increased by $7 million and $1 million in 2004 and 2003. Additionally, these corrections do not impact the Company’s historical or future cash flows or the timing of lease related payments. From a qualitative perspective, the retroactive application of these revised accounting practices would not have had a significant impact on earnings trends, individual segment results, earnings expectations or debt covenants or other contractual requirements. Based on this evaluation, the Company concluded that a restatement of prior period results was not required as the impact of these corrections was not material to the Company’s historical results or cash flows.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect in the years when those temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Self Insurance

The Company is self-insured for medical, worker’s compensation, general liability and automobile benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.

Minority Interest

In January 2005, the Company and an investment partner acquired a personal care products business. Net assets of the acquired company consisted primarily of $23 million of intangible assets subject to amortization and $40 million of goodwill. Based on the contractual rights and obligations of the Company and the investment partner, the Company is required to consolidate the acquired company in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities.” The investment partner’s equity interest in the acquired company has been reflected as minority interest in the Consolidated Balance Sheets and will be increased or decreased based on future earnings, capital contributions and distributions.

Revenue Recognition

The Company recognizes sales upon customer receipt of the merchandise, which for catalogue and e-commerce revenues reflects an estimate of shipments that have not yet been received by the customer based on shipping terms and estimated delivery times. Shipping and handling revenues are included in net sales and the related costs are included in costs of goods sold, buying and occupancy. The Company also provides a reserve for projected merchandise returns based on prior experience.

The Company’s brands sell gift cards with no expiration dates. The Company recognizes income from gift cards when they are redeemed by the customer. In addition, the Company recognizes income on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage rate based on historical redemption patterns. During the fourth quarter of 2005, the Company accumulated enough historical data to determine the gift card breakage rate at both Express and Bath & Body Works. Once the breakage rate is determined, it is recognized over a 36 month period based on historical redemption patterns of each brand’s gift cards. Gift card breakage is included in net sales in the Consolidated Statements of Income.

During the fourth quarter of 2005, the Company recognized $30 million in pretax income related to the initial recognition of gift card breakage at Express and Bath & Body Works. The Company will recognize gift card breakage at Victoria’s Secret and Limited Stores when adequate historical data exists.

Costs of Goods Sold, Buying and Occupancy

Costs of goods sold includes merchandise costs, net of discounts and allowances, freight and inventory shrinkage. Buying and occupancy expenses primarily include payroll, benefit costs and operating expenses for the Company’s buying departments and distribution network, rent, common area maintenance, real estate taxes, utilities, maintenance, catalogue amortization and depreciation for the Company’s stores, warehouse facilities and equipment.

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses primarily include payroll and benefit costs for the Company’s store-selling and administrative departments (including corporate functions), advertising and other operating expenses not specifically categorized elsewhere in the Consolidated Statements of Income.

Gains on Sale of Investees’ Stock

During the second quarter of 2004, the Company sold its remaining ownership interest in Galyan’s Trading Company, Inc. (“Galyan’s”) for $65 million resulting in a pretax gain of $18 million. Prior to the sale of Galyan’s shares, the Company accounted for its investment using the equity method.

During the first quarter of 2003, the Company sold approximately one-half of its ownership interest in Alliance Data Systems Corporation (“ADS”) for $131 million resulting in a pretax gain of $80 million. During the third quarter of 2003, the Company sold its remaining ownership interest in ADS for $193 million resulting in a pretax gain of $128 million. Prior to these sales of ADS shares, the Company accounted for its investment using the equity method.

Earnings Per Share

Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share includes the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

Shares utilized for the calculation of basic and diluted earnings per share for the years ending January 28, 2006, January 29, 2005 and January 31, 2004 were as follows:

(Millions)	2005	2004	2003
Common shares issued	524	524	524
Treasury shares	(121)	(54)	(5)

Basic shares	403	470	519
Effect of dilutive options and restricted stock	8	9	7

Diluted shares	411	479	526

The computation of earnings per diluted share excludes options to purchase approximately 6 million, 1 million and 17 million shares of common stock in 2005, 2004 and 2003, because the options’ exercise prices were greater than the average market price of the common shares during the year and, accordingly, the impact of such options would have been antidilutive.

Stock-Based Compensation

The Company recognizes compensation expense associated with stock-based awards under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Under APB No. 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of grant, no compensation expense is generally recognized. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), established an alternative method of expense recognition for stock-based compensation awards based on fair values.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

Pro Forma Net Income and Earnings Per Share (Millions except per share amounts)	2005	2004	2003
Net income, as reported	$683	$705	$717
Add: stock compensation cost recorded under APB No. 25, net of tax	7	5	12
Deduct: stock compensation cost calculated under SFAS No. 123, net of tax	(29)	(33)	(38)

Pro forma net income	$661	$677	$691

Earnings per share:
Basic, as reported	$1.70	$1.50	$1.38

Basic, pro forma	$1.64	$1.44	$1.33

Diluted, as reported	$1.66	$1.47	$1.36

Diluted, pro forma	$1.62	$1.42	$1.32

The stock compensation cost recorded by the Company primarily relates to restricted stock expense and compensation expense resulting from the exchange of both vested and unvested Intimate Brands, Inc. (“IBI”) stock awards in connection with the recombination of IBI and the Company (see Note 5). Stock compensation expense related to the IBI recombination was recognized in accordance with Emerging Issues Task Force 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” (“EITF No. 00-23”).

The weighted-average per share fair value of options granted by the Company ($7.54, $6.25 and $4.08 for 2005, 2004 and 2003, respectively) was used to calculate the pro forma compensation expense under SFAS No. 123.

The fair value was estimated using the Black-Scholes option pricing model with the following assumptions for 2005, 2004 and 2003, respectively: dividend yields of 2.7%, 2.6% and 3.2%; volatility of 39%, 44% and 44%; risk-free interest rates of 4%, 3% and 2%; and expected lives of 5.1 years, 5.3 years and 5.2 years.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be measured at their fair values at the date of grant and recognized as expense over the service period, which is generally the vesting period. In April 2005, the SEC announced that it would delay the required implementation of SFAS No. 123R, from the first interim period beginning after June 15, 2005, to the first fiscal year beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123R in the first quarter of 2006 using the “modified prospective” method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date (which is January 29, 2006).

Although it will have no impact on the Company’s overall financial position, the impact to pretax earnings of adopting SFAS No. 123R is estimated to be $30 to $37 million in 2006. Had the Company adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in the preceding discussion. SFAS No. 123R also requires tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, in the Consolidated Statements of Cash Flows. Excess tax deductions for future periods cannot be accurately estimated at this time, as they depend on the timing of stock option exercises and the Company’s share price on the exercise date. Excess tax deductions for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 have been separately classified as “tax benefit on the exercise of non-qualified stock options” in the Consolidated Statements of Cash Flows.

In February 2006, the Financial Accounting Standards Board issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), which eliminates the exemption from applying Statement 133 to interests in securitized financial assets and allows election of a fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Because actual results may differ from those estimates, the Company revises its estimates and assumptions as new information becomes available.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Change in Accounting Principle

During the fourth quarter of 2005, the Company changed its inventory valuation method. Previously, inventories were principally valued at the lower of cost or market, on a weighted-average cost basis, using the retail method. Commencing in 2005, inventories are principally valued at the lower of cost or market, on a weighted-average cost basis, using the cost method. The Company believes the cost method is preferable as compared to the retail method because it will increase the organizational focus on the actual margin realized on each sale. Additionally, it is consistent with the practices of many other retailers as well as the Company’s personal care and beauty competitors.

The cumulative effect of this change was $17 million, net of tax of $11 million. This change was recognized as an increase to net income in the Consolidated Statement of Income as of the beginning of the first quarter of 2005. In addition to the $17 million cumulative impact recognized as of the beginning of the first quarter, the effect of the change during 2005 was to decrease net income by $4 million, or $0.01 per diluted share. 2005 quarterly financial statements have been restated to reflect the adoption of this change as of the beginning of 2005 (see Note 16). Reported results for periods prior to fiscal 2005 have not been restated.

The fiscal 2004 pro forma Consolidated Statement of Income is presented below as adjusted for the effect of the retroactive application of the cost method, net of related taxes, as if the new method had been in effect for that entire fiscal year.

	Year Ended January 29, 2005
	Retail Method (As Reported)	Effect of Change	Cost Method
Net sales	$9,408	$—	$9,408
Costs of goods sold, buying and occupancy	(6,014)	(4)	(6,018)

Gross profit	3,394	(4)	3,390
General, administrative and store operating expenses	(2,367)	—	(2,367)

Operating income	1,027	(4)	1,023
Interest and other income, net	89	—	89

Income before income taxes	1,116	(4)	1,112
Provision for income taxes	411	1	410

Net income	$705	$(3)	$702

Net income per basic share	$1.50	$—	$1.50

Net income per diluted share	$1.47	$—	$1.47

The pro forma impact of this change on the Consolidated Statement of Income for fiscal 2003 is not determinable because the information necessary to determine the weighted-average cost using the cost method as of the beginning of that year is no longer available.

3. Sale of New York & Company

On November 27, 2002, the Company sold one of its Apparel businesses, New York & Company, to an investor group led by the business unit’s President and Chief Executive Officer and affiliates of Bear Stearns Merchant Banking. Under the terms of the agreement, the Company received $79 million in cash, a $75 million 10% subordinated note due November 2009 (the “New York & Company Note”) and warrants for approximately 13% of the common equity of the new company (the “New York & Company Warrants”). A $26 million discount was recorded on the New York & Company Note, which was being accreted to income over the term of the note.

During 2003, the Company received approximately $38 million in additional cash consideration based on New York & Company’s net working capital at closing.

During the first quarter of 2004, the Company recognized a $45 million gain resulting from New York & Company’s early repayment of the New York & Company Note and purchase of the New York & Company Warrants. The note and warrants had a carrying value, including accrued interest, of $60 million.

In connection with the agreement to prepay the note and purchase the warrants, as amended on August 5, 2004, New York & Company agreed to make an additional payment to Limited Brands if (i) New York & Company completed an initial public offering pursuant to a registration statement filed on or before December 31, 2004 or was sold pursuant to an agreement entered into on or before December 31, 2004 and (ii) the implied equity value of New York & Company based upon one of the above transactions exceeded $157 million. During the third quarter of 2004, New York & Company completed an initial public offering and the Company received the agreed upon payment of $45 million, at which time the Company recognized a $45 million pretax, non-operating gain.

The Company will continue to provide certain corporate services to New York & Company under service agreements which expire at various dates through 2007.

4. Property and Equipment, Net

Property and equipment, net at January 28, 2006 and January 29, 2005 were as follows:

(Millions)	2005	2004
Land	$54	$54
Buildings and improvements	373	394
Furniture, fixtures and equipment	2,218	2,180
Leaseholds and improvements	1,203	1,116
Construction in progress	150	38

Total	3,998	3,782
Accumulated depreciation and amortization	(2,383)	(2,298)

Property and equipment, net	$1,615	$1,484

5. Goodwill, Trade Names and Other Intangible Assets, Net

In 2002, the Company completed a tax-free tender offer and merger, which resulted in the acquisition of the IBI minority interest. The acquisition resulted in the recombination of IBI and Limited Brands. Goodwill of $690 million related to Victoria’s Secret and $621 million related to Bath & Body Works primarily resulted from the acquisition of the IBI minority interest.

An additional $46 million of goodwill was recorded as a result of the Company’s acquisitions of personal care products businesses in 2004 and 2005. In addition, the Company adjusted goodwill in 2005 related to the finalization of the purchase price of the 2004 acquisition.

Intangible assets, not subject to amortization, represent trade names that were recorded in connection with the acquisition of the IBI minority interest and totaled $411 million as of January 28, 2006 and January 29, 2005.

Intangible assets, subject to amortization, primarily license agreements, trade names and customer lists were as follows:

(Millions)	2005	2004
Gross carrying amount	$81	$85
Accumulated amortization	(45)	(34)

Intangible assets, net	$36	$51

Amortization expense was $11 million in 2005, $8 million in 2004 and $8 million in 2003. Estimated future annual amortization expense will be approximately $10 million in 2006, $8 million in 2007, $3 million in 2008, $2 million in 2009, $2 million in 2010 and $11 million thereafter.

6. Leased Facilities, Commitments and Contingencies

Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.

Rent expense for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 was as follows:

(Millions)	2005	2004	2003
Store rent:
Fixed minimum	$500	$517	$492
Contingent	62	56	46

Total store rent	562	573	538
Equipment and other	34	38	42

Gross rent expense	596	611	580
Sublease rental income	(18)	(19)	(20)

Total rent expense	$578	$592	$560

In 2004, fixed minimum store rent expense includes a $22 million pretax non-cash charge to correct the Company’s accounting for leases (see Note 1). For leases that contain predetermined fixed escalations of the minimum rentals and/or rent abatements subsequent to taking possession of the leased property, the Company recognizes the related rent expense on a straight-line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits, which are included in other long-term liabilities. This liability amounted to $94 million and $95 million at January 28, 2006 and January 29, 2005, respectively.

Landlord allowances received upon entering into certain store leases are recorded as a long-term deferred credit and are amortized on a straight-line basis as a reduction to rent expense over the lease term. The unamortized portion of landlord allowances is included in other long-term liabilities and amounted to $170 million and $160 million at January 28, 2006 and January 29, 2005, respectively.

At January 28, 2006, the Company was committed to noncancelable leases with remaining terms generally from one to ten years. A substantial portion of these commitments consists of store leases generally with an initial term of ten years. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses. The obligations for these additional payments are excluded from the table that follows.

The Company’s minimum rent commitments under noncancelable leases are as follows:

(Millions)
2006	$539
2007	476
2008	413
2009	387
2010	359
Thereafter	1,095

At January 28, 2006, the Company’s future sublease income under noncancelable subleases was $43 million, which included $10 million of rent commitments related to disposed businesses under master lease arrangements.

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $266 million related to lease payments of Abercrombie & Fitch, Too Inc. (formerly Limited Too), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liabilities being triggered under these guarantees, with respect to existing and extended leases, is remote.

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $65 million at January 28, 2006 and $57 million at January 29, 2005 and are recorded in Other Assets on the Consolidated Balance Sheets.

Included in the Company’s Easton investments is an equity interest in Easton Town Center, LLC (“ETC”), an entity that owns and has developed a commercial entertainment and shopping center. The Company’s investment in ETC was $10 million at January 28, 2006 and $14 million at January 29, 2005, which the Company accounts for using the equity method. The Company has a majority financial interest in ETC, but another member that is unaffiliated with the Company is the managing member. Certain significant decisions regarding ETC require the consent of the unaffiliated members in addition to the Company.

Total assets of ETC were approximately $244 million as of January 28, 2006 and $238 million as of January 29, 2005. ETC’s principal funding source is a $290 million secured bank loan, of which $221 million was outstanding at January 28, 2006. The loan is payable in full on May 31, 2010, with the option of two 12-month extensions if certain requirements are met.

The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

During the fourth quarter of 2005, the Company received $8.5 million from a favorable litigation settlement with respect to merchant fees previously paid to Visa and MasterCard. The settlement was recognized in 2005 as a reduction to general, administrative and store operating expenses.

7. Accrued Expenses and Other

Accrued expenses and other at January 28, 2006 and January 29, 2005 were as follows:

(Millions)	2005	2004
Deferred revenue	$234	$225
Compensation, payroll taxes and benefits	134	144
Taxes, other than income	78	71
Returns reserve	38	42
Insurance	31	39
Rent	41	37
Interest	24	26
Current portion of long-term debt	7	—
Other	203	142

Total accrued expenses and other	$790	$726

8. Income Taxes

The components of the Company’s provision for income taxes for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 were as follows:

Provision for Income Taxes (Millions)	2005	2004	2003
Currently payable
Federal	$363	$285	$357
State	76	74	64
Foreign	5	5	5

Total	444	364	426
Deferred
Federal	(55)	74	25
State	(21)	(27)	(2)

Total	(76)	47	23

Benefit on repatriation of foreign earnings	(77)	—	—

Provision for income taxes	$291	$411	$449

The foreign component of pretax income, arising principally from overseas sourcing operations, was $56 million in 2005, $46 million in 2004 and $34 million in 2003.

The reconciliation between the statutory federal income tax rate and the effective tax rate for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 was as follows:

Reconciliation Between the Statutory Federal Income Tax Rate and the Effective Tax Rate	2005	2004	2003
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	3.6%	4.2%	3.5%
Other items, net	(0.1%)	(2.4%)	—

	38.5%	36.8%	38.5%
Benefit of repatriation of foreign earnings at reduced rate	(8.1%)	—	—

Effective tax rate	30.4%	36.8%	38.5%

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States.

The timing of when earnings are repatriated has been a matter of dispute with the Internal Revenue Service (“IRS”). The IRS assessed the Company for taxes and interest for the years 1992 to 2002 on the basis that a portion of the foreign earnings had been repatriated. In September 1999, the United States Tax Court sustained the position of the IRS with respect to the 1992 year. In connection with an appeal of the Tax Court judgment, in 1999 the Company made a $112 million payment of taxes and interest for the years 1992 to 1998.

In March 2002, the U.S. Court of Appeals for the Sixth Circuit ruled in favor of the Company, reversing the previous Tax Court judgment relating to the 1992 year. This ruling also applied to years 1993 and 1994. For the 1995 to 2002 years, the Company and the IRS negotiated a settlement that determined that a portion of the foreign earnings had been repatriated. This settlement was approved in December 2005, resulting in a tax refund of $63 million, which was recorded as an increase to deferred tax liabilities, and an interest refund of $40 million, which is reflected in interest income and accounts receivable in the Company’s 2005 financial statements.

On October 22, 2004, the American Jobs Creation Act (the “Act”) was passed, providing for a special one-time deduction of 85% of certain foreign earnings that are repatriated to the United States provided certain criteria are met, including the implementation of a qualifying reinvestment plan. In January 2006, the Company approved a qualifying reinvestment plan and repatriated $395 million of untaxed foreign earnings pursuant to the provisions of the Act. This repatriation resulted in a one-time tax benefit of $77 million in the fourth quarter of 2005.

The effect of temporary differences that give rise to deferred income taxes at January 28, 2006 and January 29, 2005 was as follows:

	2005			2004
(Millions)	Assets	Liabilities	Total	Assets	Liabilities	Total
Leases	$36	—	$36	$38	—	$38
Non-qualified retirement plan	63	—	63	57	—	57
Inventory	20	—	20	6	—	6
Property and equipment	—	$(101)	(101)	—	$(99)	(99)
Goodwill	—	(16)	(16)	—	(16)	(16)
Trade names and other intangibles	—	(148)	(148)	—	(149)	(149)
Undistributed earnings of foreign affiliates	—	(1)	(1)	—	(38)	(38)
State net operating losses	52	—	52	47	—	47
Valuation allowance on State net operating losses	(51)	—	(51)	(47)	—	(47)
Other, net	—	(39)	(39)	—	(50)	(50)

Total deferred income taxes	$120	$(305)	$(185)	$101	$(352)	$(251)

As of January 28, 2006, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2006 through 2025. The Company has determined that it is more likely than not that substantially all of the state net operating loss carryforwards will not be realized and, accordingly, a valuation allowance has been provided for the deferred tax asset.

Income taxes payable included net current deferred tax liabilities of $39 million at January 28, 2006 and $74 million at January 29, 2005. Income tax payments were $298 million in 2005, $385 million in 2004 and $352 million in 2003.

9. Long-term Debt

The Company’s long-term debt balance at January 28, 2006 and January 29, 2005 was as follows:

(Millions)	2005	2004
6.125% Notes due December 2012, less unamortized discount	$299	$299
6.95% Debentures due March 2033, less unamortized discount	349	349
5.25% Notes due November 2014, less unamortized discount	498	498
Term loan	500	500
Credit facility due January 2010	30	—

Total debt	$1,676	$1,646
Current portion of long-term debt	(7)	—

Total long-term debt	$1,669	$1,646

In January 2006, Mast Industries (Far East) Limited, a wholly owned subsidiary of Limited Brands, Inc., entered into a $60 million unsecured revolving credit facility. The credit facility is available for general corporate purposes including the funding of dividends to Limited Brands, Inc. The maturity date of this credit facility is January 2010. Annual fees payable under the facility are 0.05% on the outstanding principal amounts, which totaled $30 million as of January 28, 2006. The Company will repay the drawings on the credit facility in eight equal semi-annual installments, with the first installment of $4 million to be repaid in June 2006.

In October 2004, the Company issued $500 million of 5.25% notes due November 2014 utilizing a shelf registration statement. The Company also borrowed $500 million under a term loan agreement (the “Term Loan”) that became effective in November 2004. The proceeds of these borrowings were used to partially finance the Company’s $2 billion tender offer and $500 million special dividend during the fourth quarter of 2004.

The principal amount outstanding under the Term Loan is due in quarterly installments of $25 million from March 2007 to December 2008 and $75 million from March 2009 to December 2009. On March 22, 2006, the Company amended the Term Loan Agreement (see Note 15).

In conjunction with the completion of the $2 billion tender offer, the Company replaced its existing unsecured revolving credit facility with a new $1 billion unsecured revolving credit facility (the “Facility”). The Facility is available to support the Company’s commercial paper and letter of credit programs, which may be used from time to time to fund working capital and other general corporate requirements. Borrowings outstanding under the Facility, if any, are due in November 2009. There were no borrowings outstanding as of January 28, 2006 and January 29, 2005. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.15% of the committed amount per year. On March 22, 2006, the Company amended the Facility Agreement (see Note 15).

The Facility and the Term Loan have several interest rate options, which are based in part on the Company’s long-term credit ratings. The interest rate on the Term Loan was 5.33% at January 28, 2006. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of January 28, 2006.

Principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter are as follows:

(Millions)

2006	$7
2007	108
2008	108
2009	307
2010	—
Thereafter	$1,146

Cash paid for interest was $96 million in 2005, $46 million in 2004 and $59 million in 2003.

10. Shareholders’ Equity

Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years ending January 28, 2006, January 29, 2005 and January 31, 2004:

	Amount Authorized (in millions)	Shares Repurchased (thousands)			Average Stock Price of Shares Repurchased
Program Authorization Date		2005	2004	2003
November 2005 (a)	$ 200	6,971			$22.67
August 2005	$ 100	1,621			$20.30
May 2005	$ 100	4,476			$22.34
February 2005	$ 100	4,308			$23.16
October 2004 (b)	$2,000		68,965		$29.00
August 2004	$ 250		696		$21.04
May 2004	$ 100		5,142		$19.45
February 2004 (c)	$1,000		50,633		$19.75
January 2003	$ 150			9,941	$15.09

Total Shares Repurchased		17,376	125,436	9,941

(a)	The repurchase program authorized in November 2005 included $67.1 million remaining under the August 2005 program. This program was completed in February 2006.
(b)	The repurchase program authorized in October 2004 superseded the August 2004 program. Repurchases were made under a modified Dutch Auction tender offer. Upon completion of this tender offer, the Board of Directors declared a $500 million special dividend, or $1.23 per share, which was paid in January 2005.
(c)	Repurchases authorized in February 2004 were made under a modified Dutch Auction tender offer.

$10 million of share repurchases under the November 2005 program were reflected in accounts payable at January 28, 2006, based on their settlement in February 2006.

11. Stock-based Compensation

Under the Company’s stock plans, approximately 100 million options and restricted shares have been authorized to be granted to associates. Approximately 24 million options and restricted shares were available for grant at January 28, 2006. Options have a maximum term of 10 years and generally vest over periods from four to six years.

Prior to the acquisition of the IBI minority interest in 2002, associates were granted restricted shares and options under separate Limited Brands and IBI stock plans. As a result of the recombination, the IBI stock plan was amended to reflect the conversion of IBI stock options and restricted stock to Limited Brands stock awards with substantially similar terms. For the years ended January 28, 2006, January 29, 2005 and January 31, 2004, the Company recognized $1 million, $2 million and $11 million, respectively, of pretax, non-cash compensation expense related to these unvested awards.

In connection with the $500 million special dividend in 2004, the Company adjusted both the exercise price and the number of stock-based awards outstanding as of the record date of the special dividend. As a result of this adjustment, both the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the dividend record date. As a result, no compensation expense was recognized for this adjustment.

The Company’s stock options outstanding at January 28, 2006 were as follows:

(Thousands except per share amounts)
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5 – $10	4,788	1.5	$ 9.57	4,726	$ 9.56
$11 – $15	9,610	5.1	$13.04	6,499	$13.37
$16 – $20	13,487	6.3	$17.72	7,429	$17.61
$21 – $26	6,636	8.9	$23.86	379	$21.91

$ 5 – $26	34,521	5.8	$16.47	19,033	$14.25

The Company’s stock option activity for 2005, 2004 and 2003 was as follows:

Stock Option Activity (Thousands except per share amounts)	Number of Shares	Weighted Average Option Price Per Share
2003
Outstanding at beginning of year	43,964	$14.31
Granted	6,517	12.94
Exercised	(4,206)	9.77
Canceled	(2,806)	17.11

Outstanding at end of year	43,469	$14.36

Options exercisable at end of year	23,717	$13.40

2004
Outstanding at beginning of year	43,469	$14.36
Granted	6,470	19.13
Exercised	(13,735)	13.31
Canceled	(2,942)	16.05
Adjustment for special dividend	1,822	N/A

Outstanding at end of year	35,084	$14.78

Options exercisable at end of year	17,529	$13.58

2005
Outstanding at beginning of year	35,084	$14.78
Granted	6,735	23.89
Exercised	(4,667)	13.85
Canceled	(2,631)	17.59

Outstanding at end of year	34,521	$16.47

Options exercisable at end of year	19,033	$14.25

Approximately 542,000, 595,000 and 869,000 restricted Limited Brands shares were granted in 2005, 2004 and 2003 with market values at date of grant of $12 million in 2005, 2004 and 2003. Restricted shares generally vest over a period of three to six years. As of January 28, 2006, 1.6 million restricted shares were unvested.

12. Retirement Benefits

The Company sponsors a defined contribution retirement plan and a supplemental retirement plan.

Participation in the defined contribution plan is available to all associates who have completed 1,000 or more hours of service with the Company during a 12-month period and who have attained the age of 21. This plan is a qualified plan and the Company contributes amounts based on a percentage of the associates’ eligible annual compensation. The Company’s contribution vests based on the associates’ years of service. The plan also permits associates to contribute amounts to individual accounts up to the maximum amount allowable under the Internal Revenue Code. The Company matches associate contributions based on a predetermined formula and this match immediately vests. Total expense recognized related to this plan was $44 million in 2005, $44 million in 2004 and $42 million in 2003.

Participation in the supplemental retirement plan is subject to service, job level and compensation requirements. This plan is an unfunded, non-qualified plan and the Company contributes amounts based on a percentage of the associates’ eligible compensation. This plan permits highly compensated associates to defer a portion of their salaries beyond the Internal Revenue Code limits for the defined contribution plan. The Company matches associate contributions according to a predetermined formula, up to a maximum amount. Associates may elect to defer additional, unmatched portions of their salaries, subject to limitations. Associate accounts are credited with interest using a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Unmatched associate contributions and the related interest can be distributed from the plan at any time through an in-service withdrawal. The remaining vested balance can only be paid upon termination of employment in either a lump sum or in equal annual installments over a 10-year period. The annual activity for this plan and the Company’s year-end liability, which is included in other long-term liabilities, was as follows:

(Millions)	2005	2004
Balance at beginning of year	$145	$137
Contributions:
Associate	14	16
Company	12	17
Interest	10	8
Distributions	(17)	(31)
Forfeitures	(1)	(2)

Balance at end of year	$163	$145

Total expense recognized related to this plan was $20 million in 2005, $23 million in 2004 and $22 million in 2003.

13. Fair Value of Financial Instruments and Concentration of Credit Risk

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the Company’s long-term debt at January 28, 2006 and January 29, 2005 was $1.6 billion and $1.7 billion compared to the carrying value of $1.7 billion and $1.6 billion, respectively.

Concentration of Credit Risk

The Company maintains cash and equivalents with various major financial institutions, as well as corporate commercial paper. The Company monitors the relative credit standing of these financial institutions and other entities and limits the amount of credit exposure with any one entity. The Company also monitors the creditworthiness of the entities to which it grants credit terms in the normal course of business.

14. Segment Information

The Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, personal care and beauty products, and accessories marketed primarily under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through retail stores and direct response channels (catalogue and e-commerce). The Bath & Body Works segment derives its revenues from the sale of personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names as well as from sales of third-party brands sold through retail stores as well as its newly launched e-commerce site, bathandbodyworks.com. The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express and Limited Stores.

The Company’s segment information as of and for the years ended January 28, 2006, January 29, 2005 and January 31, 2004 was as follows:

(Millions)	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
2005
Net sales	$4,448	$2,285	$2,339	$627	$9,699
Depreciation and amortization	94	59	64	82	299
Operating income (loss)	886	403	(92)	(211)	986
Total assets	2,173	1,438	616	2,119	6,346
Capital expenditures	164	47	86	183	480

2004
Net sales	$4,232	$2,169	$2,490	$517	$9,408
Depreciation and amortization	102	73	80	78	333
Operating income (loss)	799	400	16	(188)	1,027
Total assets	2,140	1,487	666	1,796	6,089
Capital expenditures	192	64	125	50	431

2003
Net sales	$3,817	$1,934	$2,697	$486	$8,934
Depreciation and amortization	75	68	68	77	288
Operating income (loss)	711	355	91	(194)	963
Total assets	2,018	1,404	665	3,793	7,880
Capital expenditures	108	30	102	53	293

(a)	Includes Corporate (including non-core real estate, equity investments and other administrative functions such as treasury and tax), Mast (an apparel importer which is a significant supplier of merchandise for Victoria’s Secret, Express and Limited Stores) and Henri Bendel.

15. Subsequent Events

On March 22, 2006, the Company amended the Facility and Term Loan agreements. As a result of the amendments, the term of the Facility and Term Loan was extended to March 2011, the repayment schedule of the Term Loan was changed to a single repayment in March 2011 and the fees payable under the Facility, which are based on the Company’s long-term credit ratings, were reduced from 0.15% to 0.10% of the committed amount per year.

In February 2006, the Board of Directors of the Company authorized the repurchase of an additional $100 million of the Company’s common stock. Through March 17, 2006, 0.5 million shares have been repurchased under this program for $12.9 million at an average price of $23.63 per share, which includes broker commissions.

16. Quarterly Financial Data (Unaudited)

During the fourth quarter of 2005, the Company elected to change its inventory valuation method from the retail inventory method to the weighted-average cost method, retroactive to the beginning of 2005 (See Note 2). The following tables summarize quarterly unaudited financial data for 2005 and 2004. The 2005 information has been restated to reflect the impact of this change in accounting principle, retroactive to the beginning of fiscal 2005. In the opinion of management, this summarized quarterly financial data reflects all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

(Millions except per share amounts) 2005 Quarters	First		Second		Third		Fourth(b)
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
	Retail Method	Cost Method	Retail Method	Cost Method	Retail Method	Cost Method	Retail Method	Cost Method
Net sales	$1,975	$1,975	$2,290	$2,290	$1,892	$1,892	$3,542	$3,542
Gross profit	614	685	795	745	589	606	1,487	1,444
Operating income	48	119	204	153	3	20	737	694
Income (loss) before cumulative effect of accounting change	23	66	113	82	(12)	(1)	546	519
Cumulative effect of accounting change, net of tax	—	17	—	—	—	—	—	—
Net income (loss)	23	83	113	82	(12)	(1)	546	519
Net income (loss) per basic share (a):
Income (loss) before cumulative effect of change in accounting principle	$0.06	$0.16	$0.28	$0.20	$(0.03)	$0.00	$1.37	$1.30
Cumulative effect of change in accounting principle	—	0.04	—	—	—	—	—	—
Net income (loss) per basic share	0.06	0.20	0.28	0.20	(0.03)	0.00	1.37	1.30
Net income (loss) per diluted share (a):
Income (loss) before cumulative effect of change in accounting principle	$0.06	$0.16	$0.27	$0.20	$(0.03)	$0.00	$1.34	$1.28
Cumulative effect of change in accounting principle	—	0.04	—	—	—	—	—	—
Net income (loss) per diluted share	0.06	0.20	0.27	0. 20	(0.03)	0.00	1.34	1.28

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year.
(b)	Includes the effect of the following items:
(i)	$30 million related to recognition of income related to unredeemed gift cards.
(ii)	A favorable one-time tax benefit of $77 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act and pretax interest income of $40 million related to a tax settlement.

The following quarterly financial data for fiscal 2004 has not been restated to reflect the impact of the change from the retail method to the cost method. The pro forma impact of this change on the quarterly financial data for 2004 is not determinable because the information necessary to determine the cost of inventories using the weighted-average cost method is no longer available.

2004 Quarters	First (b)	Second (c)	Third (d)	Fourth (e)
Net sales	$1,978	$2,211	$1,891	$3,328
Gross profit	677	801	615	1,301
Net income	97	148	78	382
Net income per share (a):
Basic	$0.19	$0.31	$0.17	$0.89
Diluted	0.19	0.31	0.16	0.87

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.
(b)	Includes a $45 million pretax, non-operating gain resulting from the early collection of a long-term note receivable and the sale of New York & Company warrants held by the Company.
(c)	Includes an $18 million pretax, non-operating gain resulting from the sale of the Company’s remaining ownership interest in Galyan’s.
(d)	Includes a $45 million pretax, non-operating gain resulting from the initial public offering of New York & Company.
(e)	Includes a $61 million pretax non-cash charge to correct the Company’s accounting for straight-line rent and the depreciation and amortization of leasehold improvements and certain landlord allowances.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding changes in accountants is set forth under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in the Company’s proxy statement to be filed on or about April 14, 2006 for the Annual Meeting of Shareholders to be held May 22, 2006 (the “Proxy Statement”) and is incorporated herein by reference.

There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 28, 2006 and the related Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Item 8. Financial Statements and Supplementary Data.

Changes in internal control over financial reporting. In August 2005, Victoria’s Secret Stores and the majority of the Company’s corporate functions implemented a new general ledger system as the first phase in an enterprise-wide systems implementation. Additionally, the Company is in the process of migrating all accounting transaction processing functions to a shared service organization. The Company believes that the system and process changes will enhance internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information regarding directors of the Company is set forth under the captions “ELECTION OF DIRECTORS—Nominees and directors”, “—Director independence”, “—Information concerning the Board of Directors”, “—Committees of the Board of Directors”, “—Communications with the Board”, “—Attendance at Annual Meetings”, “—Code of ethics”, “—Copies of the Company’s code of ethics, corporate governance principles and committee charters” and “—Security ownership of directors and management” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “EXECUTIVE COMPENSATION—Section 16(a) beneficial ownership reporting compliance” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption “EXECUTIVE COMPENSATION” in the Proxy Statement and is incorporated herein by reference. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions “ELECTION OF DIRECTORS—Security ownership of directors and management” in the Proxy Statement and “SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS” in the Proxy Statement and is incorporated herein by reference.

Information regarding equity compensation plans approved and not approved by security holders is set forth under the captions “EXECUTIVE COMPENSATION—Stock options” in the table entitled “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is set forth under the caption “ELECTION OF DIRECTORS—Nominees and directors” and “—Certain relationships and related transactions” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information regarding principal accounting fees and services is set forth under the captions “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS—Audit fees”, “—Audit related fees”, “—Tax fees”, “—All other fees” and “—Pre-approval policies and procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Consolidated Financial Statements

The following consolidated financial statements of Limited Brands, Inc. and Subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005

Consolidated Statements of Shareholders’ Equity for the Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

Consolidated Statements of Cash Flows for the Years Ended January 28, 2006, January 29, 2005 and January 31, 2004

Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)	(3)	List of Exhibits.

		3.	Articles of Incorporation and Bylaws.

		3.1	Certificate of Incorporation of the Company, dated March 8, 1982 incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.2	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.3	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987 incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.4	Certificate of Amendment of Certificate of Incorporation dated May 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

		3.5	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

		4.	Instruments Defining the Rights of Security Holders.

4.1	Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File no. 333-105484) dated May 22, 2003.

4.2	Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the “Commission”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the “1993 Form S-3”).

4.3	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

4.4	Indenture dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (File no. 333-104633) dated April 18, 2003.

4.5	Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.6	Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.7	Amendment and Restatement Agreement with respect to the Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.8	Amendment and Restatement Agreement with respect to the Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).*

10.2	The Limited Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.*

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.*

10.5	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).*

10.6	The 1993 Stock Option and Performance Incentive Plan (1996 Restatement) of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-04941).*

10.7	Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan incorporated by reference to the Intimate Brands, Inc. Proxy Statement dated April 14, 1997 (File No. 1-13814).*

10.8	The 1997 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.*

10.9	Limited Brands, Inc. (formerly The Limited, Inc.) 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.*

10.10	Limited Brands, Inc. (formerly The Limited, Inc.) Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.*

10.11	Agreement dated as of May 3, 1999 among Limited Brands, Inc. (formerly The Limited, Inc.), Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.12	The 1998 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.*

10.13	The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.14	Employment Agreement by and between Limited Brands, Inc. and Leonard A. Schlesinger dated as of July 31, 2003, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.*

10.15	Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.*

10.16	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2003 Restatement) incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on
Form S-8 (File no. 333-110465) dated November 13, 2003.*

10.17	Employment Agreement by and between Limited Brands, Inc. and V. Ann Hailey dated as of January 2, 2004 incorporated by reference to Exhibit (d)(6) to the Company’s Tender Offer Statement on Schedule TO (File no. 005-33912) dated February 27, 2004.*

10.18	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.*

10.19	Form of Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated December 8, 2004.*

10.20	Employment Agreement dated as of January 17, 2005 among Limited Brands, Inc, The Limited Service Corporation and Martyn Redgrave incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2005.*

10.21	Employment Agreement dated as of January 5, 2005 among Limited Brands, Inc, The Limited Service Corporation and Jay Margolis incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 19, 2005.*

10.22	Amendment to Employment Agreement of V. Ann Hailey dated as of January 2, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 8, 2005.*

10.23	Limited Brands, Inc. Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005 ..*
10.24	Form of Amended and Restated Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.25	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

12	Computation of Ratio of Earnings to Fixed Charges.

14	Code of Ethics – incorporated by reference to the definitive Proxy Statement to be filed on or about April 14, 2006.

18	Letter from Ernst & Young LLP re: Change in accounting principle.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

*	Identifies management contracts or compensatory plans or arrangements.

(b)	Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2006

LIMITED BRANDS, INC (registrant)

By	/s/ V. ANN HAILEY
V. Ann Hailey, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 28, 2006:

Signature	Title

/S/ LESLIE H. WEXNER* Leslie H. Wexner	Chairman of the Board of Directors and Chief Executive Officer

/S/ EUGENE M. FREEDMAN* Eugene M. Freedman	Director

/S/ E. GORDON GEE* E. Gordon Gee	Director

/S/ V. ANN HAILEY* V. Ann Hailey	Director

/S/ JAMES L. HESKETT* James L. Heskett	Director

/S/ DONNA A. JAMES* Donna A. James	Director

/S/ DAVID T. KOLLAT* David T. Kollat	Director

/S/ WILLIAM R. LOOMIS, JR.* William R. Loomis, Jr.	Director

/S/ LEONARD A. SCHLESINGER* Leonard A. Schlesinger	Director

/S/ JEFFREY B. SWARTZ* Jeffrey B. Swartz	Director

Signature	Title

/S/ ALLAN R. TESSLER* Allan R. Tessler	Director

/S/ ABIGAIL S. WEXNER* Abigail S. Wexner	Director

/S/ RAYMOND ZIMMERMAN* Raymond Zimmerman	Director

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/S/ V. ANN HAILEY
V. Ann Hailey Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

LIMITED BRANDS, INC.

(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

4.7	Amendment and Restatement Agreement with respect to the Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.8	Amendment and Restatement Agreement with respect to the Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

12	Computation of Ratio of Earnings to Fixed Charges.

18	Letter from Ernst & Young LLP re: Change in accounting principle

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).