Form 10-Q
period 2006-04-29
LIMITED BRANDS INC
filed 2006-06-02
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2006

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

Large accelerated filer  ☒                            Accelerated filer  ☐                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 25, 2006
396,270,652 Shares

LIMITED BRANDS, INC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Thousands except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Net sales	$2,077,091	$1,974,932
Costs of goods sold, buying and occupancy	(1,288,316)	(1,290,279)

Gross profit	788,775	684,653
General, administrative and store operating expenses	(602,829)	(566,119)

Operating income	185,946	118,534
Interest expense	(24,018)	(23,069)
Interest income	9,248	5,328
Other (loss) income	(1,492)	2,628

Income before income taxes	169,684	103,421
Provision for income taxes	71,000	37,000

Income before cumulative effect of changes in accounting principle	98,684	66,421
Cumulative effect of changes in accounting principle (net of tax of $445 and $11,000 in 2006 and 2005, respectively)	696	16,844

Net income	$99,380	$83,265

Net income per basic share:
Income before cumulative effect of changes in accounting principle	$0.25	$0.16
Cumulative effect of changes in accounting principle	—	0.04

Net income per basic share	$0.25	$0.20

Net income per diluted share:
Income before cumulative effect of changes in accounting principle	$0.25	$0.16
Cumulative effect of changes in accounting principle	—	0.04

Net income per diluted share	$0.25	$0.20

Dividends per share	$0.15	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands)

	April 29, 2006	January 28, 2006	April 30, 2005
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$722,416	$1,207,731	$686,236
Accounts receivable	126,802	182,352	123,270
Inventories	1,352,836	1,159,690	1,285,837
Other	247,215	234,481	248,305

Total current assets	2,449,269	2,784,254	2,343,648

Property and equipment, net	1,654,556	1,614,593	1,524,670
Goodwill	1,356,581	1,356,723	1,345,577
Trade names and other intangible assets, net	445,480	447,499	453,687
Other assets	145,708	142,510	132,228

Total assets	$6,051,594	$6,345,579	$5,799,810

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$511,770	$535,460	$505,161
Accrued expenses and other	671,730	789,623	615,966
Income taxes	61,865	250,350	89,637

Total current liabilities	1,245,365	1,575,433	1,210,764

Deferred income taxes	158,262	145,806	176,206
Long-term debt	1,669,487	1,669,403	1,646,651
Other long-term liabilities	441,645	450,640	437,806

Minority interest	33,174	33,340	32,141

Shareholders’ equity:
Common stock	261,926	261,926	261,926
Paid-in capital	1,577,858	1,596,823	1,639,072
Retained earnings	3,874,896	3,833,523	3,414,518
Less: treasury stock, at average cost	(3,211,019)	(3,221,315)	(3,019,274)

Total shareholders’ equity	2,503,661	2,470,957	2,296,242

Total liabilities and shareholders’ equity	$6,051,594	$6,345,579	$5,799,810

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Operating activities:
Net income	$99,380	$83,265
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of changes in accounting principle	(696)	(16,844)
Depreciation and amortization	74,014	77,753
Deferred income taxes	9,654	2,627
Share-based compensation	7,585	2,892
Excess tax benefits from share-based compensation	(11,266)	—
Tax benefit on exercise of non-qualified stock options	—	6,559
Minority interest	(166)	(359)
Change in assets and liabilities:
Accounts receivable	55,550	5,239
Inventories	(193,146)	(116,367)
Accounts payable and accrued expenses	(144,615)	(98,069)
Income taxes payable	(173,424)	(153,910)
Other assets and liabilities	(10,903)	(5,828)

Net cash used in operating activities	(288,033)	(213,042)

Investing activities:
Capital expenditures	(123,365)	(134,146)
Other investing activities	—	(6,097)

Net cash used in investing activities	(123,365)	(140,243)

Financing activities:
Dividends paid	(59,104)	(61,151)
Repurchase of common stock	(81,782)	(82,399)
Excess tax benefits from share-based compensation	11,266	—
Proceeds from exercise of stock options and other	55,703	22,312

Net cash used in financing activities	(73,917)	(121,238)

Net decrease in cash and cash equivalents	(485,315)	(474,523)
Cash and cash equivalents, beginning of year	1,207,731	1,160,759

Cash and cash equivalents, end of period	$722,416	$686,236

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Limited Brands, Inc. (the “Company”) sells women’s intimate apparel, personal care and beauty products, and women’s and men’s apparel under various trade names through its specialty retail stores (primarily mall based) and direct response channels (catalogue and e–commerce).

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Consolidated Financial Statements as of and for the thirteen week periods ended April 29, 2006 and April 30, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto contained in the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Change in Accounting Principle - Share-Based Compensation

Background

On January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income, other than for restricted stock, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the thirteen weeks ended April 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Under the modified prospective transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the thirteen weeks ended April 29, 2006 and for the balance of fiscal year 2006 will include compensation expense for:

•	Unvested share-based awards granted prior to January 29, 2006, based on the grant date fair value determined in accordance with the pro forma provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

•	Share-based awards granted subsequent to January 29, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123(R).

Impact of Change in Accounting Principle for Share-Based Compensation

Total share-based compensation expense recognized under SFAS 123(R) for the thirteen weeks ended April 29, 2006 was $7.6 million. Share-based compensation expense of $2.9 million for the thirteen weeks ended April 30, 2005 related primarily to restricted stock which the Company expensed under APB 25. The tax benefit associated with share-based compensation was $2.1 million and $1.1 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively.

Pre-tax share-based compensation expense included in the accompanying Consolidated Statements of Income is as follows (thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Costs of goods sold, buying and occupancy	$1,226	$—
General, administrative and store operating expenses	6,359	2,892

Total	$7,585	$2,892

Share-based compensation expense recognized in the Consolidated Statement of Income for the thirteen weeks ended April 29, 2006 is based on awards ultimately expected to vest, and accordingly has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of change in accounting principle on the Consolidated Statement of Income for the thirteen weeks ended April 29, 2006 of $696,000 (net of tax of $445,000) relates to an estimate of forfeitures of previously recognized unvested restricted stock awards outstanding as of January 29, 2006, the date of adoption of SFAS 123(R).

The adoption of SFAS 123(R) had the following incremental impact on the Consolidated Financial Statements for the thirteen weeks ended April 29, 2006:

(Thousands except per share amounts):
Incremental share-based compensation expense included in	Increase/(decrease)
Costs of goods sold, buying and occupancy	$1,226
General, administrative and store operating expenses	4,101
Operating income	(5,327)
Income before income taxes	(5,327)
Net income	(4,164)

Net cash used in operating activities	$(11,266)
Net cash used in financing activities	11,266

Basic earnings per share	$(0.01)
Diluted earnings per share	(0.01)

The following table is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the thirteen weeks ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 29, 2006:

(Thousands except per share amounts)
Net income, as reported	$83,265
Add: Stock compensation cost recorded under APB 25, net of tax	1,767
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(6,746)

Pro forma net income	$78,286

Earnings per basic share, as reported	$0.20
Earnings per basic share, pro forma	$0.19
Earnings per diluted share, as reported	$0.20
Earnings per diluted share, pro forma	$0.19

Valuation and Attribution Methodology

The Company will continue to use the Black-Scholes option-pricing model (“Black-Scholes model”) for valuation of options granted to employees and directors. The Company’s determination of the fair value of options is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors.

The weighted-average estimated fair value of employee stock options granted during the thirteen weeks ended April 29, 2006 and April 30, 2005 was $7.25 per share and $7.64 per share, respectively, based on the following weighted-average assumptions:

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Expected volatility	35.0%	39.0%
Risk-free interest rate	4.8%	4.0%
Dividend yield	3.0%	2.6%
Expected life (years)	5.5	5.0

The expected volatility assumption is based on the Company’s analysis of historical volatility. The risk-free interest rate assumption is based upon the average daily closing rates during the quarter for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result, beginning in fiscal 2006, the Company began applying an estimated forfeiture rate based on historical data to determine the amount of compensation expense recognized in the Consolidated Statements of Income. Prior to 2006, the Company used the actual forfeiture method allowed under SFAS 123 which assumed that all options would vest and pro forma expense was only adjusted when options were actually forfeited prior to the vesting dates.

Compensation expense for stock options is recognized, net of forfeitures, over the requisite service period on a straight-line basis, using a single option approach (each option is valued as one grant, irrespective of the amount of vesting tranches). Restricted stock expense is recognized, net of forfeitures, on a straight-line basis over the requisite service period.

Plan Summary

The 1993 Stock Option and Performance Incentive Plan as amended (the “Plan”), which is shareholder approved, provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. Although the Plan allows for stock options to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and restricted stock awards have a maximum term of ten years. Stock options generally vest over 4 years with 25% vesting each year. Restricted stock generally vests (the restrictions lapse) over a two to six year period. Under the Company’s Plan, approximately 100 million options and restricted shares have been authorized to be granted to employees and directors. Approximately 22 million options and restricted shares were available for grant at April 29, 2006.

In anticipation of SFAS 123(R), the Company did not modify the Plan or terms of any previously granted options. During the first quarter of 2006, the Company issued performance-based restricted stock awards based on a target. The target number of shares of performance-based restricted stock to be issued is based upon compensation objectives. The fair value of these shares is measured on the date that the performance goals and the target number of shares are communicated. The final number of shares of performance-based restricted stock issued to each employee is determined at the end of each Spring and Fall selling season, based upon performance against specified financial goals. The vesting period of these awards ranges from two to three years.

Stock Option Activity

The Company’s stock option activity for the thirteen weeks ended April 29, 2006 was as follows:

(Thousands except per share amounts)	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	34,521	$16.47
Granted	1,601	24.40
Exercised	(3,588)	15.58
Cancelled	(783)	20.52

Outstanding at April 29, 2006	31,751	16.87	5.8	$278,601

Vested and expected to vest at April 29, 2006 (a)	28,558	$16.35	5.5	$265,253

Options exercisable at April 29, 2006	20,050	$14.90	4.4	$215,435

(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during the three months ended April 29, 2006 was $30.8 million. As of April 29, 2006, there was $46.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock Activity

The Company’s restricted stock activity for the thirteen weeks ended April 29, 2006 was as follows:

(Thousands except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 28, 2006	1,596	$18.03
Granted	495	22.99
Vested	(223)	16.23
Cancelled	(68)	20.45

Unvested at April 29, 2006	1,800	$19.50

The total intrinsic value of restricted stock vested during the three months ended April 29, 2006 was $5.3 million. As of April 29, 2006, there was $17.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted stock. That cost is expected to be recognized over a weighted average period of 2.6 years.

Unvested restricted stock outstanding at April 29, 2006 does not include performance-based restricted stock related to the Spring selling season. The final number of shares to be issued to each employee will be determined at the end of the Spring season (the Company’s fiscal second quarter) and could range from zero to 816,000 shares, all of which have a weighted average grant date fair value of $23.24. The Company recognized compensation expense of $0.4 million in the quarter for performance restricted stock based on the probability of the performance level that will be achieved in the Spring.

3. Change in Accounting Principle - Inventories

During 2005, the Company changed its inventory valuation method. Previously, inventories were principally valued at the lower of cost or market, on a weighted-average cost basis, using the retail method. Commencing in 2005, inventories were principally valued at the lower of cost or market, on a weighted-average cost basis, using the cost method.

The cumulative effect of this change was $16.8 million, net of tax of $11.0 million. This change was recognized as an increase to net income in the Consolidated Statement of Income as of the beginning of the first quarter of 2005. The 2005 quarterly financial statements have been restated to reflect the adoption of this change as of the beginning of 2005.

4. Shareholders’ Equity and Earnings Per Share

At April 29, 2006, one billion shares of $0.50 par value common stock were authorized, 523.9 million were issued and 394.7 million were outstanding. At January 28, 2006, 523.9 million shares were issued and 395.2 million were outstanding. At April 30, 2005, 523.9 million shares were issued and 405.4 million were outstanding. In addition, ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

In February 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. As of April 29, 2006, the Company had repurchased approximately 1.7 million shares of its common stock at an average price per share of approximately $24.35. Through May 25, 2006, 0.5 million additional shares have been repurchased under this program for $13.1 million at an average price of $26.52.

In November 2005, the Company’s Board of Directors authorized the repurchase of $200 million of the Company’s common stock. This repurchase program was completed in February 2006 resulting in total repurchases of approximately 8.8 million shares at an average price per share of approximately $22.82.

Earnings per basic share is computed based on the weighted average number of outstanding common shares. Earnings per diluted share includes the weighted average effect of dilutive options and restricted stock on the weighted average shares outstanding.

Weighted average common shares outstanding (thousands):

	Thirteen Weeks Ended
	April 29, 2006	April 30, 2005
Common shares issued	523,852	523,852
Treasury shares	(129,657)	(116,894)

Basic shares	394,195	406,958
Dilutive effect of stock options and restricted shares	6,220	10,276

Diluted shares	400,415	417,234

The quarterly computations of earnings per diluted share exclude options to purchase 6.6 million and 5.4 million shares of common stock for the thirteen weeks ended April 29, 2006 and April 30, 2005 respectively, because the options’ exercise prices were greater than the average market price of the common shares during those periods and, accordingly, their effect would be antidilutive.

5. Property and Equipment, Net

Property and equipment, net consisted of (thousands):

	April 29, 2006	January 28, 2006	April 30, 2005
Property and equipment, at cost	$4,006,100	$3,997,552	$3,844,610
Accumulated depreciation	(2,351,544)	(2,382,959)	(2,319,940)

Property and equipment, net	$1,654,556	$1,614,593	$1,524,670

6. Trade Names and Other Intangible Assets, Net

Intangible assets, not subject to amortization, represent the Victoria’s Secret and Bath & Body Works trade names and were $411 million as of April 29, 2006, January 28, 2006 and April 30, 2005.

Intangible assets, subject to amortization, were as follows (thousands):

	April 29, 2006	January 28, 2006	April 30, 2005
Gross carrying amount	$81,697	$81,697	$79,377
Accumulated amortization	(47,217)	(45,198)	(36,690)

Intangible assets, net	$34,480	$36,499	$42,687

Estimated future annual amortization expense will be approximately $8 million for the remainder of 2006, $8 million in 2007, $3 million in 2008, $2 million in 2009 and 2010 and $11 million thereafter.

7. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. Income taxes paid during the thirteen week periods ended April 29, 2006 and April 30, 2005 approximated $235.1 million and $181.5 million, respectively. Income taxes payable included net current deferred tax liabilities of $37.5 million at April 29, 2006, $39.9 million at January 28, 2006 and $88.5 million at April 30, 2005.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States.

8. Long-term Debt

Long-term debt, net of unamortized discount, consisted of (thousands):

	April 29, 2006	January 28, 2006	April 30, 2005
6.125% $300 million Notes due December 2012, less unamortized discount	$299,159	$299,126	$299,029
6.95% $350 million Debentures due March 2033, less unamortized discount	349,401	349,395	349,377
5.25% $500 million Notes due November 1, 2014, less unamortized discount	498,427	498,382	498,245
Credit facility due January 2010	30,000	30,000	—
Term loan due March 2011	500,000	500,000	500,000

Total debt	1,676,987	1,676,903	1,646,651
Current portion of long-term debt	(7,500)	(7,500)	—

Total long-term debt	$1,669,487	$1,669,403	$1,646,651

In January 2006, Mast Industries (Far East) Limited, a wholly owned subsidiary of Limited Brands, Inc., entered into a $60 million unsecured revolving credit facility with an unrelated third party. Annual fees payable under the facility are 0.05% on the outstanding principal amounts, which totaled $30 million as of April 29, 2006. The Company will repay the drawings on the credit facility in eight equal semi-annual installments, with the first installment of $3.75 million to be repaid in June 2006. In March 2006, the availability period during which the Company could borrow the remaining $30 million expired.

The Company currently has available a $1 billion unsecured revolving credit facility (the “Facility”). As of April 29, 2006, there were no borrowings outstanding under the Facility. The Company currently has a $500 million term loan (the “Term Loan”). Borrowings outstanding under the Facility and Term Loan are due in March 2011. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.10% of the committed amount per year. The interest rate on the Term Loan was 5.33% at April 29, 2006.

These agreements require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of April 29, 2006.

9. Commitments and Contingencies

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $254 million related to lease payments of Abercrombie & Fitch, Too Inc. (formerly Limited Too), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of a material liability being triggered under these guarantees is remote.

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

10. Retirement Benefits

The Company sponsors a qualified defined contribution retirement plan which is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and who have attained the age of 21. This plan permits associates to contribute amounts to individual accounts up to the maximum amount allowable under the Internal Revenue Code. The Company matches associate contributions based on a predetermined formula and both associate contributions and Company matching contributions are 100% vested at all times. The Company also contributes additional amounts to this plan based on a percentage of the associates’ eligible annual compensation which vest based on the associates’ years of service. Total expense recognized related to this plan was $11.5 million for the thirteen weeks ended April 29, 2006 and $11.9 million for the same period in 2005.

The Company also sponsors an unfunded, non-qualified supplemental retirement plan that permits highly compensated associates to defer a portion of their salaries above the Internal Revenue Code limits for the Company’s defined contribution plan. Participation in this plan is subject to service, job level and compensation requirements. The Company matches associate contributions according to a predetermined formula. Associate accounts are credited with interest at a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Total expense recognized related to this plan was $5.3 million for the thirteen weeks ended April 29, 2006 and $5.3 million for the same period in 2005.

11. Segment Information

The Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, personal care and beauty products, and accessories marketed primarily under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through retail stores and direct response channels (e–commerce and catalogue). The Bath & Body Works segment derives its revenues from the sale of personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names as well as from sales of third-party brands. Bath & Body Works products are sold through retail stores and direct response channels (e–commerce and its newly launched catalogue). The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express and Limited Stores.

Segment information for the thirteen week periods ended April 29, 2006 and April 30, 2005 follows (thousands):

	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
2006
Net sales	$1,051,840	$386,083	$490,745	$148,423	$2,077,091
Operating income (loss)	218,309	24,509	16,390	(73,262)	185,946

2005
Net sales	$955,177	$363,162	$500,427	$156,166	$1,974,932
Operating income (loss)	179,913	26,118	(29,661)	(57,836)	118,534

(a)	Includes Corporate (including non-core real estate, equity investments and other administrative functions such as treasury and tax), Mast (an apparel importer which is a significant supplier of merchandise for Victoria’s Secret, Express and Limited Stores), beautyAvenues and Henri Bendel.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of April 29, 2006 and April 30, 2005, and the related consolidated statements of income and cash flows for the thirteen week periods ended April 29, 2006 and April 30, 2005. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of January 28, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 23, 2006, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for inventories. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio

May 31, 2006

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or management: risks associated with general economic conditions, consumer confidence and consumer spending patterns; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; risks associated with the seasonality of the Company’s business; risks associated with severe weather and changes in weather patterns; risks associated with the highly competitive nature of the retail industry generally and the segments in which we operate particularly; risks related to consumer acceptance of the Company’s products and the Company’s ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance the Company’s brand image; risks associated with the Company’s ability to retain, hire and train key personnel and management; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards; risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, risks related to political instability, risks associated with legal and regulatory matters, risks related to duties, taxes, other charges and quotas on imports, risks related to local business practices, potential delays or disruptions in shipping and related pricing impacts and political issues and risks related to currency and exchange rates; risks associated with the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms; risks associated with increases in the costs of mailing, paper and printing; risks associated with our ability to service any debt we incur from time to time as well as the requirements the agreements related to such debt impose upon us; risks associated with the Company’s reliance on information technology, including risks related to the implementation of new information technology systems and risks related to utilizing third parties to provide information technology services; risks associated with natural disasters and risks associated with rising energy costs. The Company is not under any obligation and does not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EXECUTIVE OVERVIEW

The Company’s results for the first quarter of 2006 improved significantly over the first quarter of 2005 as operating income increased 57% driven by strong results at Victoria’s Secret and improvement at Express.

At Victoria’s Secret, sales, gross profit and operating income growth were driven by strong performance across all categories including bras, panties, sleepwear and beauty. Growth in bras was driven by three successful bra launches, including Angels Secret Embrace, Body by Victoria IPEX Wireless and Very Sexy Infinity Edge Push-Up. Additionally, PINK continued to perform well during the quarter driven by a strong response to the sleepwear assortment and strength in the panty category. Victoria’s Secret continues to focus on the “Best At” bras strategy with continued new style introductions including Sexy Sport, a new category focused on sports bras and related items. Additionally, Victoria’s Secret continues to test expansion of PINK and Intimissimi, a premier Italian lingerie brand introduced in 2005.

At Bath & Body Works, sales growth was more than offset by a decline in the gross profit rate, resulting in a decline in operating income. The decline in the gross profit rate was driven by increased promotional activity and merchandise mix. The Signature Collection line performed well driven by increased frequency of fragrance introduction and more sophisticated fragrances like Japanese Cherry Blossom. Also, the C.O. Bigelow and Dr. Wexler lines continued to demonstrate strength. Bath & Body Works is focused on improving sales trends by making clearer statements at the front of the store with stronger calls to action and stronger emphasis on the newness of the assortment. Additionally, Bath & Body Works is testing reduced assortments to make the store easier to navigate and shop. Finally, the first Bath & Body Works catalogue was launched during the quarter. The catalogue serves as a valuable marketing and education vehicle to familiarize customers with Bath & Body Works brands and their benefits.

Express’ results improved significantly versus the first quarter of 2005, with increases in both sales and operating income, primarily as a result of improved gross profit. The improvement in gross profit was driven by positive reaction to the assortment changes resulting in better sell through at regular prices and lower average unit costs. Express continues to focus on winning back customers by reasserting itself as a young, sexy and sophisticated designer brand that offers the right product at the right price at the right time.

FIRST QUARTER 2006 RESULTS

The following summarized financial and statistical data compares reported results for the thirteen week periods ended April 29, 2006 and April 30, 2005:

	First Quarter
	2006	2005	Change
Net Sales (millions):
Victoria’s Secret Stores	$736	$669	10%
Victoria’s Secret Direct	316	286	10%

Total Victoria’s Secret	1,052	955	10%

Bath & Body Works	386	363	6%

Express	380	371	2%
Limited Stores	111	129	(14)%

Total Apparel businesses	491	500	(2)%

Other (a)	148	157	(6)%

Total net sales	$2,077	$1,975	5%

Segment Operating (Loss) Income (millions):
Victoria’s Secret	$218	$180	21%
Bath & Body Works	25	26	(4)%
Apparel	16	(30)	nm
Other (a)	(73)	(58)	(27)%

Total operating income	$186	$118	57%

(a)	Other includes Corporate, Mast, beautyAvenues and Henri Bendel.
nm	Not meaningful

	First Quarter
	2006	2005
Comparable Store Sales (a):
Victoria’s Secret	8%	0%
Bath & Body Works	4%	5%
Express	4%	(21)%
Limited Stores	(7)%	(6)%

Total Apparel businesses	1%	(18)%
Henri Bendel	(14)%	(15)%

Total comparable store sales increase (decrease)	5%	(5)%

(a)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

	First Quarter
	2006	2005	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret	$147	$137	7%
Bath & Body Works	$106	$102	4%
Apparel	$74	$69	7%
Retail sales per average store (thousands):
Victoria’s Secret	$739	$669	10%
Bath & Body Works	$244	$231	6%
Apparel	$480	$429	12%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	5,029	4,885	3%
Bath & Body Works	2,299	2,275	1%
Apparel	6,527	6,395	2%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	4,999	4,875	3%
Bath & Body Works	3,572	3,574	—
Apparel	6,586	7,214	(9)%

	First Quarter
	2006	2005
Number of Stores:
Victoria’s Secret
Beginning of period	997	1,001
Opened	—	—
Closed	(3)	(3)

End of period	994	998

Bath & Body Works
Beginning of period	1,554	1,569
Opened	1	4
Closed	(1)	(2)

End of period	1,554	1,571

Apparel
Beginning of period	1,012	1,207
Opened	—	2
Closed	(3)	(81)

End of period	1,009	1,128

	Number of Stores
	April 29, 2006	April 30, 2005	Change
Victoria’s Secret	994	998	(4)

Bath & Body Works	1,554	1,571	(17)

Express Women’s	295	408	(113)
Express Men’s	97	152	(55)
Express Dual Gender	329	251	78

Total Express	721	811	(90)

Limited Stores	288	317	(29)

Total Apparel	1,009	1,128	(119)

Henri Bendel	2	2	—

Total	3,559	3,699	(140)

Net Sales

The change in net sales for the first quarter of 2006 compared to 2005 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2005 Net sales	$955	$363	$500	$157	$1,975
Comparable store sales	49	15	4	—	68
Sales associated with new, closed and non-comparable remodeled stores, net	18	8	(13)	—	13
Victoria’s Secret Direct	30	—	—	—	30
Mast third-party sales and other	—	—	—	(9)	(9)

2006 Net sales	$1,052	$386	$491	$148	$2,077

At Victoria’s Secret, the comparable stores sales increase of 8% was driven by growth in the bra and beauty categories as well as the PINK sub-brand. The increase in the bra category is primarily attributed to three successful bra launches, including Angels Secret Embrace, Body by Victoria IPEX Wireless, and Very Sexy Infinity Edge Push-up. The increase in the beauty category was primarily driven by continued growth in the Garden Body Care line and incremental sales from launches such as Beauty Rush Lip Gloss and Eye Shadows, Bare Bronze and Pure Paradise. The 10% increase in sales at Victoria’s Secret Direct was driven primarily by increases in the intimate apparel, swimwear and beauty product lines.

At Bath & Body Works, the 4% increase in comparable store sales was primarily driven by incremental sales from the Breathe, Dr. Wexler, American Girl, Savannah Bee and Aquatanica product lines that were launched subsequent to the first quarter of 2005. Additionally, the Signature Collection contributed to the sales growth due to the introduction of new fragrances and packaging. This sales increase was partially offset by declines in the Spa and Aromatherapy product lines and gift sets.

At the Apparel businesses, the 1% increase in comparable store sales resulted from a 4% increase at Express. The increase at Express can be primarily attributed to increased sales in several categories including knit tops, jackets, shorts, and dresses as Express continues to focus on a balanced offering between casual and wear-to-work at appropriate price points. Limited Stores experienced a 7% decrease in comparable store sales primarily driven by decreases in pants, woven tops and sweaters.

The net sales decrease in other was primarily driven by a decrease in the volume of Mast sales to third-party customers versus the first quarter of 2005.

Gross Profit

For the first quarter of 2006, the gross profit rate (expressed as a percentage of net sales) increased to 38.0% from 34.7% for the same period in 2005 primarily due to an increase in the merchandise margin rate at Express. The increase in the merchandise margin rate at Express was driven by fewer markdowns and lower average unit costs.

At Victoria’s Secret, the gross profit rate increased compared to last year driven by the ability to leverage buying and occupancy expenses on a comparable store sales increase of 8%. Merchandise margin rates were flat for the quarter.

At Bath & Body Works, the gross profit rate decreased compared to last year primarily driven by a decrease in merchandise margin rate due to promotional activity and product mix. The merchandise margin rate decrease was slightly offset by improvement in the buying and occupancy rate due to the ability to leverage expenses on a comparable store sales increase of 4%.

General, Administrative and Store Operating Expenses

The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 29.0% from 28.7% during the first quarter of 2006. These increases were primarily driven by an increase in incentive compensation, investments in technology and process improvement initiatives to support future growth and incremental stock compensation expense as the Company adopted SFAS 123(R) in the first quarter 2006 which requires the expensing of stock options.

Interest Expense

	First Quarter
	2006	2005
Average borrowings (millions)	$1,680	$1,650
Average effective borrowing rate	5.76%	5.33%

The Company incurred interest expense of $24.0 million for the first quarter of 2006 compared to $23.1 million for the same period in 2005. The increase resulted primarily from an increase in both average borrowings and the effective borrowing rate.

Interest Income and Other Income (Loss)

For the first quarter of 2006, interest income increased to $9.2 million from $5.3 million in 2005. The increase primarily relates to an increase in average invested cash balances, combined with an increase in average effective interest rates.

For the first quarter of 2006, other income (loss) was ($1.5) million compared to $2.6 million for the first quarter of 2005. Other income (loss) includes gains or losses on equity investments and from property sales.

Provision for Income Taxes

The Company’s effective tax rate increased to 41.8% for the first quarter of 2006 from 35.8% for the same period in 2005. The rate increase is primarily due to certain income tax reserve adjustments recorded in 2006 and the favorable resolution of certain state tax matters during the first quarter of 2005.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. In addition, the Company has funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. The Company did not issue commercial paper or draw on the facility during the thirteen weeks ended April 29, 2006. In addition, the Company has available a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities may be issued. As of April 29, 2006, no securities have been issued under this registration statement. In January 2006, Mast Industries (Far East) Limited, a wholly owned subsidiary of Limited Brands, Inc., entered into a $60 million unsecured revolving credit facility with an unrelated third party. Annual fees payable under the facility are 0.05% on the outstanding principal amounts, which totaled $30 million as of April 29, 2006. The Company will repay the drawings on the credit facility in eight equal semi-annual installments, with the first installment of $3.75 million to be repaid in June 2006. In March 2006, the availability period during which the Company could borrow the remaining $30 million expired.

A summary of the Company’s working capital position and capitalization follows (millions):

	April 29, 2006	January 28, 2006	April 30, 2005
Working capital	$1,204	$1,209	$1,133

Capitalization:
Long-term debt	$1,669	$1,669	$1,647
Shareholders’ equity	2,504	2,471	2,296

Total capitalization	$4,173	$4,140	$3,943

Additional amounts available under credit agreements	$1,000	$1,030	$1,000

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

Net cash used in operating activities was $288.0 million for the thirteen weeks ended April 29, 2006 versus $213.0 million for the same period in 2005. The increase in cash used in operating activities related primarily to changes in working capital partially offset by an increase in net income.

Net cash used in investing activities of $123.4 million for the thirteen weeks ended April 29, 2006 consisted of capital expenditures. Net cash used for investing activities of $140.2 million for the thirteen weeks ended April 30, 2005 primarily included $134.1 million in capital expenditures.

Net cash used in financing activities of $73.9 million for the thirteen weeks ended April 29, 2006 primarily included (i) cash payments of $81.8 million related to the repurchase of 3.5 million shares of common stock during the first quarter of the year under the Company’s November 2005 and February 2006 share repurchase programs and (ii) quarterly dividend payments of $0.15 per share or $59.1 million. These uses of cash were partially offset by proceeds from the exercise of stock options and excess tax benefits from share-based compensation. Net cash used for financing activities of $121.2 million for the thirteen weeks ended April 30, 2005 primarily included the repurchase of 3.5 million shares of common stock for $82.4 million and quarterly dividend payments of $0.15 per share or $61.2 million, partially offset by proceeds from the exercise of stock options.

Capital Expenditures

Capital expenditures amounted to $123.4 million and $134.1 million for the thirteen weeks ended April 29, 2006 and April 30, 2005, respectively, of which approximately $64.2 million and $48.3 million, respectively, were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to incremental investments in technology and infrastructure to support growth.

Contingent Liabilities and Contractual Obligations

As of April 29, 2006, the Company’s contingent liabilities included approximately $254 million of remaining lease and lease related guarantees related to the divestiture of several former subsidiaries. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of a material liability being triggered under these guarantees is remote.

The Company’s contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short and long–term liquidity and capital resource needs. There have been no significant changes in the Company’s contractual obligations since January 28, 2006, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long–lived assets and contingencies. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of April 29, 2006 has not significantly changed since January 28, 2006. Information regarding the Company’s financial instruments and market risk as of January 28, 2006 is disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company’s Chief Executive Officer and Chief Administrative Officer (principal financial officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.

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

Item 1A. RISK FACTORS

In addition to the risk factors below, the risk factors that affect the Company’s business and financial results are discussed in “Item 1A: Risk Factors” in the 2005 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in the 2005 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

The Company relies significantly on its information technology systems.

The Company’s success depends, in part, on the secure and uninterrupted performance of its information technology systems. The Company’s computer systems as well as those of its service providers are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of the Company’s servers and those of its service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions the Company has taken, unanticipated problems may nevertheless cause failures in the Company’s information technology systems. Sustained or repeated system failures that interrupt the Company’s ability to process orders and deliver products to the stores in a timely manner could have a material adverse effect on the Company’s operations.

The Company’s results may be adversely affected by fluctuations in the price of oil.

Prices of oil have fluctuated dramatically in the past and have risen substantially in fiscal 2006. These fluctuations may result in an increase in the Company’s transportation costs for distribution, utility costs for its retail stores and costs to purchase apparel from its manufacturers. A continual rise in oil prices could adversely affect consumer spending and demand for the Company’s products and increase its operating costs, both of which could have a material adverse effect on the Company’s financial condition and results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table outlines the Company’s repurchases of its common stock during the thirteen weeks ended April 29, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value that May Yet Be Purchased (3)
February	1,823,937	$23.40	1,794,885	$100,000,000
March	983,960	$23.99	963,800	$76,878,438
April	750,415	$24.80	748,300	$58,320,598

Total	3,558,312	$23.86	3,506,985	$58,320,598

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	In February 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. As of April 29, 2006, the Company had repurchased approximately 1.7 million shares of its common stock at an average price per share of approximately $24.35.

In November 2005, the Company’s Board of Directors authorized the repurchase of $200 million of the Company’s common stock. The repurchase program was completed in February 2006 resulting in total repurchases of approximately 8.8 million shares at an average price per share of approximately $22.82.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER

Not applicable.

Item 6. EXHIBITS

Exhibits.
15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CAO (principal financial officer).

32	Section 906 Certification (by CEO and CAO (principal financial officer)).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC. (Registrant)

By:	/s/ MARTYN R. REDGRAVE
Martyn R. Redgrave Executive Vice President and Chief Administrative Officer*

Date: June 2, 2006

*	Mr. Redgrave is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.