Form 10-Q
period 2006-07-29
LIMITED BRANDS INC
filed 2006-09-01
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 25, 2006
394,957,162 Shares

LIMITED BRANDS, INC.

PART I— FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales	$2,454	$2,290	$4,531	$4,266
Costs of goods sold, buying and occupancy	(1,601)	(1,545)	(2,889)	(2,837)

Gross profit	853	745	1,642	1,429
General, administrative and store operating expenses	(656)	(592)	(1,259)	(1,157)

Operating income	197	153	383	272

Interest expense	(24)	(22)	(48)	(45)
Interest income	8	4	18	10
Other (loss) income	(1)	—	(3)	1

Income before income taxes	180	135	350	238
Provision for income taxes	67	53	138	90

Income before cumulative effect of changes in accounting principle	113	82	212	148
Cumulative effect of changes in accounting principle (net of tax of $0.4 and $11 in 2006 and 2005, respectively)	—	—	1	17

Net income	113	82	213	165

Net income per basic share:
Income before cumulative effect of changes in accounting principle	$0.29	$0.20	$0.54	$0.37
Cumulative effect of changes in accounting principle	—	—	—	0.04

Net income per basic share	$0.29	$0.20	$0.54	$0.41

Net income per diluted share:
Income before cumulative effect of changes in accounting principle	$0.28	$0.20	$0.53	$0.36
Cumulative effect of changes in accounting principle	—	—	—	0.04

Net income per diluted share	$0.28	$0.20	$0.53	$0.40

Dividends per share	$0.15	$0.15	$0.30	$0.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	July 29, 2006	January 28, 2006	July 30, 2005
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$651	$1,208	$719
Accounts receivable	138	182	120
Inventories	1,493	1,160	1,223
Other	270	234	239

Total current assets	2,552	2,784	2,301

Property and equipment, net	1,692	1,615	1,558
Goodwill	1,358	1,357	1,352
Trade names and other intangible assets, net	443	447	454
Other assets	144	143	143

Total assets	$6,189	$6,346	$5,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$594	$535	$519
Accrued expenses	702	790	652
Income taxes	25	250	104

Total current liabilities	1,321	1,575	1,275

Deferred income taxes	156	146	177
Long-term debt	1,665	1,669	1,646
Other long-term liabilities	452	452	441

Minority interest	33	33	33

Shareholders’ equity:
Common stock	262	262	262
Paid-in capital	1,572	1,597	1,638
Retained earnings	3,929	3,833	3,436
Less: treasury stock, at average cost	(3,201)	(3,221)	(3,100)

Total shareholders’ equity	2,562	2,471	2,236

Total liabilities and shareholders’ equity	$6,189	$6,346	$5,808

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005
Operating activities:
Net income	$213	$165
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Cumulative effect of accounting change	(1)	(17)
Depreciation and amortization	152	151
Shared-based compensation	16	5
Excess tax benefits from share-based compensation	(21)	—
Tax benefit on exercise of non-qualified stock options	—	8
Deferred income taxes	(5)	(18)
Change in assets and liabilities:
Accounts receivable	44	8
Inventories	(333)	(53)
Accounts payable and accrued expenses	(33)	(47)
Income taxes payable	(187)	(118)
Other assets and liabilities	(4)	13

Net cash (used in) provided by operating activities	(159)	97

Investing activities:
Capital expenditures	(249)	(250)
Other investing activities	(6)	(16)

Net cash used in investing activities	(255)	(266)

Financing activities:
Dividends paid	(119)	(122)
Repurchase of common stock	(130)	(183)
Excess tax benefits from share-based compensation	21	—
Proceeds from exercise of stock options and other	89	32
Payments of long-term debt	(4)	—

Net cash used in financing activities	(143)	(273)

Net decrease in cash and cash equivalents	(557)	(442)

Cash and cash equivalents, beginning of year	1,208	1,161

Cash and cash equivalents, end of period	$651	$719

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

The Consolidated Financial Statements as of and for the thirteen week and twenty-six week periods ended July 29, 2006 and July 30, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the thirteen and twenty-six weeks ended July 29, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Under the modified prospective transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the periods ended July 29, 2006 and for the balance of fiscal year 2006 will include compensation expense for:

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

Impact of Change in Accounting Principle

Total pre-tax share-based compensation expense recognized under SFAS 123(R) for the thirteen and twenty-six weeks ended July 29, 2006 was $8.8 and $16.4 million, respectively. Share-based compensation expense of $2.5 and $5.4 million for the thirteen and twenty-six weeks ended July 30, 2005 related primarily to restricted stock which the Company expensed under APB 25. The tax benefit associated with share-based compensation was $2.4 and $4.5 million for the thirteen and twenty-six weeks ended July 29, 2006, respectively. The tax benefit associated with share-based compensation was $1.0 and $2.1 million for the thirteen and twenty-six weeks ended July 29, 2005.

Pre-tax share-based compensation expense included in the accompanying Consolidated Statements of Income is as follows (millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Costs of goods sold, buying and occupancy	$2	$—	$3	$—
General, administrative and store operating expenses	7	3	13	5

Total	$9	$3	$16	$5

Share-based compensation expense recognized in the Consolidated Statements of Income for the thirteen and twenty-six weeks ended July 29, 2006 is based on awards ultimately expected to vest and, accordingly, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of change in accounting principle on the Consolidated Statement of Income for the twenty-six weeks ended July 29, 2006 of $0.7 million (net of tax of $0.4 million) relates to an estimate of forfeitures of previously recognized unvested restricted stock awards outstanding as of January 29, 2006, the date of adoption of SFAS 123(R).

The adoption of SFAS 123(R) had the following incremental impact on the Consolidated Financial Statements for the periods ended July 29, 2006:

Incremental share-based compensation expense included in:

	Increase/(decrease)
(Millions, except per share amounts):	Thirteen Weeks Ended July 29, 2006	Twenty-six Weeks Ended July 29, 2006
Costs of goods sold, buying and occupancy	$1	$3
General, administrative and store operating expenses	5	9
Operating income	(6)	(12)
Income before income taxes	(6)	(12)
Net income	(5)	(9)

Net cash used in operating activities	$(10)	$(21)
Net cash used in financing activities	10	21

Basic earnings per share	$(0.01)	$(0.02)
Diluted earnings per share	(0.01)	(0.02)

The following table is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the thirteen and twenty-six weeks ended July 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 29, 2006:

(Millions, except per share amounts)	Thirteen Weeks Ended July 30, 2005	Twenty-six Weeks Ended July 30, 2005
Net income, as reported	$82	$165
Add: Stock compensation cost recorded under APB 25, net of tax	2	3
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(9)	(15)

Pro forma net income	$75	$153

Earnings per basic share, as reported	$0.20	$0.41
Earnings per basic share, pro forma	$0.19	$0.38
Earnings per diluted share, as reported	$0.20	$0.40
Earnings per diluted share, pro forma	$0.18	$0.37

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

The weighted-average estimated fair value of stock options granted during the thirteen and twenty-six weeks ended July 29, 2006 was $8.12 and $7.40 per share, respectively, and during the thirteen and twenty-six weeks ended July 30, 2005 was $6.86 and $7.62, respectively, based on the following weighted-average assumptions:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Expected volatility	35.0%	39.0%	35.0%	39.0%
Risk-free interest rate	5.0%	4.1%	4.8%	4.0%
Dividend yield	2.8%	2.9%	3.0%	2.7%
Expected life (years)	5.5	5.0	5.5	5.0

The expected volatility assumption is based on the Company’s analysis of historical volatility. The risk-free interest rate assumption is based upon the average daily closing rates during the period for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As a result, beginning in fiscal 2006, the Company began applying an estimated forfeiture rate based on historical data to determine the amount of compensation expense recognized in the Consolidated Statements of Income. Prior to 2006, the Company used the actual forfeiture method allowed under SFAS 123 which assumed that all options would vest. Under this method, pro forma expense was only adjusted when options were actually forfeited prior to the vesting dates.

Compensation expense for stock options is recognized, net of forfeitures, over the requisite service period on a straight-line basis, using a single option approach (each option is valued as one grant, irrespective of the amount of vesting tranches). Restricted stock expense is recognized, net of forfeitures, on a straight-line basis over the requisite service period.

Plan Summary

The 1993 Stock Option and Performance Incentive Plan as amended (the “Plan”), which is shareholder approved, provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. Although the Plan allows for stock options to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and restricted stock awards have a maximum term of ten years. Stock options generally vest over 4 years with 25% vesting each year. Restricted stock generally vests (the restrictions lapse) over a two to six year period. Under the Company’s Plans, approximately 100 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 22 million options and restricted shares were available for grant at July 29, 2006.

In anticipation of SFAS 123(R), the Company did not modify the Plan or terms of any previously granted options. During the first quarter of 2006, the Company issued performance-based restricted stock awards. The fair value of these shares is measured on the date that the performance goals and the target number of shares are communicated. The final number of shares of performance-based restricted stock issued to each employee is determined at the end of each Spring and Fall selling season, based upon performance against specified financial goals. The vesting period of these awards ranges from two to three years.

Stock Option Activity

The Company’s stock option activity for the twenty-six weeks ended July 29, 2006 was as follows:

(Thousands, except per share amounts)	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	34,521	$16.47
Granted	1,919	24.74
Exercised	(6,035)	14.84
Cancelled	(1,078)	20.17

Outstanding at July 29, 2006	29,327	17.20	5.7	$229,393

Vested and expected to vest at July 29, 2006 (a)	26,496	16.70	5.5	$220,364

Options exercisable at July 29, 2006	17,999	$15.13	4.2	$177,906

(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 29, 2006 was $31.9 and $62.7 million, respectively. As of July 29, 2006, there was $42.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted-average period of 2.8 years.

Restricted Stock Activity

The Company’s restricted stock activity for the twenty-six weeks ended July 29, 2006 was as follows:

(Thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 28, 2006	1,596	$18.03
Granted	1,246	23.26
Vested	(259)	16.15
Cancelled	(122)	20.18

Unvested at July 29, 2006	2,461	$20.81

The total intrinsic value of restricted stock vested during the thirteen and twenty-six weeks ended July 29, 2006 was $0.9 and $6.2 million, respectively. As of July 29, 2006, there was $24.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Unvested restricted stock outstanding at July 29, 2006 includes performance-based restricted stock related to the Spring selling season. The Company issued 0.5 million shares based on Spring season performance (the Company’s fiscal first and second quarters), all of which have a weighted-average grant date fair value of $23.24. The Company recognized compensation expense of $0.9 and $1.3 million in the quarter and year-to-date, respectively, for performance-based restricted stock.

Unvested restricted stock outstanding at July 29, 2006 does not include performance-based restricted stock related to the Fall selling season. The final number of shares to be issued to each employee will be determined at the end of the Fall season (the Company’s fiscal third and fourth quarters) and could range from zero to approximately 1.2 million shares, all of which have a weighted-average grant date fair value of $23.24. The Company will recognize compensation expense in the third and fourth quarters for performance restricted stock based on the probability of the performance level that will be achieved in the Fall.

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

4. Shareholders’ Equity and Earnings Per Share

At July 29, 2006, one billion shares of $0.50 par value common stock were authorized, 523.9 million were issued and 395.4 million were outstanding. At January 28, 2006, 523.9 million shares were issued and 395.2 million were outstanding. At July 30, 2005, 523.9 million shares were issued and 401.2 million were outstanding. In addition, ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

In February 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. As of July 29, 2006, the Company had repurchased approximately 3.7 million shares of its common stock for $91.6 million at an average price per share of approximately $25.04. During August 2006, the Company completed this program. In June 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Through August 25, 2006, 0.6 million additional shares have been repurchased under these programs for $16.2 million at an average price of $25.71.

Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share includes the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

Weighted-average common shares outstanding (thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Common shares issued	523,852	523,852	523,852	523,852
Treasury shares	(128,016)	(120,185)	(128,837)	(118,540)

Basic shares	395,836	403,667	395,015	405,312
Dilutive effect of stock options and restricted shares	6,507	8,301	6,364	9,289

Diluted shares	402,343	411,968	401,379	414,601

The quarterly computations of earnings per diluted share exclude options to purchase 0.2 million and 6.3 million shares of common stock for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively, and the year-to-date computations of earnings per diluted share exclude options to purchase 3.4 million and 5.9 million shares for 2006 and 2005, respectively, because the options’ exercise prices were greater than the average market price of the common shares during those periods and, accordingly, their effect would be antidilutive.

5. Property and Equipment, Net

Property and equipment, net consisted of (millions):

	July 29, 2006	January 28, 2006	July 30, 2005
Property and equipment, at cost	$4,062	$3,998	$3,871
Accumulated depreciation	(2,370)	(2,383)	(2,313)

Property and equipment, net	$1,692	$1,615	$1,558

6. Trade Names and Other Intangible Assets, Net

Intangible assets, not subject to amortization, represent the Victoria’s Secret and Bath & Body Works trade names. These assets totaled $411 million as of July 29, 2006, January 28, 2006 and July 30, 2005.

Intangible assets, subject to amortization, were as follows (millions):

	July 29, 2006	January 28, 2006	July 30, 2005
Gross carrying amount	$81	$81	$82
Accumulated amortization	(49)	(45)	(39)

Intangible assets, net	$32	$36	$43

Estimated future annual amortization expense will be approximately $6 million for the remainder of 2006, $8 million in 2007, $3 million in 2008, $2 million in 2009 and 2010 and $11 million thereafter.

7. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The income tax liability included net current deferred tax liabilities of $25 million at July 29, 2006, $39 million at January 28, 2006 and $67 million at July 30, 2005.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States.

8. Long-Term Debt

Long-term debt, net of unamortized discount, consisted of (millions):

	July 29, 2006	January 28, 2006	July 30, 2005
6.125% $300 million Notes due December 2012, less unamortized discount	$299	$299	$299
6.95% $350 million Debentures due March 2033, less unamortized discount	349	349	349
5.25% $500 million Notes due November 1, 2014, less unamortized discount	498	498	498
Credit facility due January 2010	26	30	—
Term loan due March 2011. Interest rate was 5.87% at July 29, 2006	500	500	500

Total debt	1,672	1,676	1,646
Current portion of long-term debt	(7)	(7)	—

Total long-term debt	$1,665	$1,669	$1,646

In January 2006, Mast Industries (Far East) Limited, a wholly owned subsidiary of Limited Brands, Inc., entered into an unsecured revolving credit facility with an unrelated third party. Annual fees payable under the facility are 0.05% on the outstanding principal amount which totaled $26 million as of July 29, 2006. The Company will repay the credit facility in eight equal semi-annual installments. The first installment of $3.75 million was repaid in June 2006.

The Company currently has available a $1 billion unsecured revolving credit facility (the “Facility”) which is due March 2011. As of July 29, 2006, there were no borrowings outstanding under the Facility. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.10% of the committed amount per year.

Some of the Company’s debt agreements require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of July 29, 2006.

9. Commitments and Contingencies

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $234 million related to lease payments of Abercrombie & Fitch, Tween Brands, Inc. (formerly Limited Too), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of a material liability being triggered under these guarantees is remote.

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

10. Retirement Benefits

The Company sponsors a qualified defined contribution retirement plan which is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and who have attained the age of 21. This plan permits associates to contribute amounts to individual accounts up to the maximum amount allowable under the Internal Revenue Code. The Company matches associate contributions based on a predetermined formula and both associate contributions and Company matching contributions are 100% vested at all times. The Company also contributes additional amounts to this plan based on a percentage of the associates’ eligible annual compensation which vest based on the associates’ years of service. Total expense recognized related to this plan was $10.5 million and $22.0 million for the thirteen and twenty-six week periods ended July 29, 2006 and $10.4 million and $22.3 million for the same periods in 2005.

The Company also sponsors an unfunded, non-qualified supplemental retirement plan that permits highly compensated associates to defer a portion of their salaries above the Internal Revenue Code limits for the Company’s defined contribution plan. Participation in this plan is subject to service, job level and compensation requirements. The Company matches associate contributions according to a predetermined formula. Associate accounts are credited with interest at a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Total expense recognized related to this plan was $5.6 million and $10.9 million for the thirteen and twenty-six week periods ended July 29, 2006 and $5.7 million and $11.0 million for the same periods in 2005.

11. Segment Information

The Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, personal care and beauty products, and accessories marketed primarily under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through retail stores and direct response channels (e–commerce and catalogue). The Bath & Body Works segment derives its revenues from the sale of personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names as well as from sales of third-party brands. Bath & Body Works products are sold through retail stores and direct response channels (e–commerce and catalogue). The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express and Limited Stores.

Segment information for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005 follows (millions):

	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
2006
Thirteen weeks:
Net sales	$1,235	$581	$478	$160	$2,454
Operating income (loss)	206	94	(31)	(72)	197
Twenty-six weeks:
Net sales	$2,287	$966	$969	$309	$4,531
Operating income (loss)	424	119	(15)	(145)	383
2005
Thirteen weeks:
Net sales	$1,082	$516	$540	$152	$2,290
Operating income (loss)	200	75	(59)	(63)	153
Twenty-six weeks:
Net sales	$2,037	$880	$1,041	$308	$4,266
Operating income (loss)	380	101	(88)	(121)	272

(a)	Includes Corporate (including non-core real estate, equity investments and other administrative functions such as treasury and tax), Mast (an apparel importer which is a significant supplier of merchandise for Victoria’s Secret, Express and Limited Stores), beautyAvenues (a sourcing Company serving both Victoria’s Secret and Bath & Body Works) and Henri Bendel.

12. Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating this interpretation to determine if it will have a material impact on the Company’s financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on type of tax and that similar taxes are to be presented in a similar manner. EITF Issue No. 06-3 is effective for reporting periods beginning after December 15, 2006. The Company will adopt this consensus as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of July 29, 2006 and July 30, 2005, and the related consolidated statements of income for the thirteen and twenty-six week periods ended July 29, 2006 and July 30, 2005, and the consolidated statements of cash flows for the twenty-six week periods ended July 29, 2006 and July 30, 2005. These financial statements are the responsibility of the Company’s management.

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

August 29, 2006

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EXECUTIVE OVERVIEW

The Company’s results for the second quarter of 2006 improved over the second quarter of 2005. Operating income increased 29% driven by significant improvement at Express and strong results at Bath & Body Works. On a year-to-date basis, operating income increased 41% driven by significant improvement at Express and strong results at Victoria’s Secret and Bath & Body Works.

At Victoria’s Secret, sales growth of 14% was driven by strong performance across all categories including bras, panties, sleepwear, PINK and beauty. Growth in bras was driven by two successful launches in the Angels sub-brand and a continued strong response to the Angels Secret Embrace. PINK continued to perform well driven by a positive customer response to the loungewear assortment and strength in the panty category. The growth in sales was partially offset by a decrease in the gross profit rate as well as increases in general, administrative and store operating expenses resulting in a 3% increase to operating income. The decline in the gross profit rate was the result of additional markdowns taken to move clearance merchandise. The increase in general, administrative and store operating expenses was driven primarily by an increase in marketing expenses related to new product launches and increased store selling expense to support the increased sales. Victoria’s Secret continues to focus on the “Best At” bras strategy with continued new style introductions through major bra launches. Additionally, Victoria’s Secret will continue to focus on aggressive marketing strategies designed to grow the customer base in areas where the Brand intends to expand market share and increase customer loyalty.

At Bath & Body Works, sales growth of 13% drove an increase in operating income. The increase in sales was driven by continued emphasis on the Signature Collection during the quarter including the launch of the hair care line. Additionally, the launch of the Temptations collection of tropical scented skin care products, combined with continued strength in the C.O. Bigelow and Dr. Wexler lines, drove incremental sales. Entering the Fall season, Bath & Body Works is focused on themes with fewer, bigger statements and balancing new product introductions with the strength of the Signature Collection.

At Express, sales results declined as a result of significant promotional and clearance activity that occurred during the second quarter of 2005 to clear underperforming merchandise. Despite the decreased sales, Express was able to achieve significant reduction in operating losses as a result of significantly improved gross profit and continued focus on inventory management. Express continues to focus on winning back customers by reasserting itself as a young, sexy and sophisticated designer brand that offers the right product at the right price at the right time. The Fall season will reflect a constant flow of newness and wear now merchandise including launches in new fits, fabrics and styles.

SECOND QUARTER AND YEAR-TO-DATE 2006 RESULTS

The following summarized financial and statistical data compares reported results for the thirteen week and twenty-six week periods ended July 29, 2006 and July 30, 2005:

	Second Quarter			Year-to-Date
	2006	2005	Change	2006	2005	Change
Net Sales (millions):
Victoria’s Secret Stores	$869	$763	14%	$1,606	$1,431	12%
Victoria’s Secret Direct	366	319	15%	681	606	12%

Total Victoria’s Secret	1,235	1,082	14%	2,287	2,037	12%

Bath & Body Works	581	516	13%	966	880	10%

Express	370	419	(12)%	750	791	(5)%
Limited Stores	108	121	(11)%	219	250	(12)%

Total Apparel businesses	478	540	(11)%	969	1,041	(7)%

Other (a)	160	152	5%	309	308	0%

Total net sales	$2,454	$2,290	7%	$4,531	$4,266	6%

Segment Operating Income (loss) (millions):
Victoria’s Secret	$206	$200	3%	$424	$380	12%
Bath & Body Works	94	75	25%	119	101	18%
Apparel	(31)	(59)	47%	(15)	(88)	83%
Other (a)	(72)	(63)	(14)%	(145)	(121)	(20)%

Total operating income	$197	$153	29%	$383	$272	41%

(a)	Other includes Corporate, Mast, beautyAvenues and Henri Bendel.

	Second Quarter		Year-to-Date
	2006	2005	2006	2005
Comparable Store Sales (a):
Victoria’s Secret	11%	2%	10%	1%
Bath & Body Works	11%	9%	8%	7%
Express	(11)%	(12)%	(4)%	(17)%
Limited Stores	(4)%	(2)%	(6)%	(4)%

Total Apparel businesses	(10)%	(10)%	(5)%	(14)%
Henri Bendel	1%	(8)%	(7)%	(12)%

Total comparable store sales increase (decrease)	5%	0%	5%	(2)%

(a)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

	Second Quarter			Year-to-Date
	2006	2005	Change	2006	2005	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret	$174	$156	12%	$320	$293	9%
Bath & Body Works	$159	$145	10%	$265	$247	7%
Apparel	$74	$75	(1)%	$148	$144	3%
Retail sales per average store (thousands):
Victoria’s Secret	$876	$767	14%	$1,615	$1,437	12%
Bath & Body Works	$367	$329	12%	$612	$561	9%
Apparel	$482	$484	0%	$963	$900	7%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	5,067	4,949	2%
Bath & Body Works	2,318	2,279	2%
Apparel	6,515	6,431	1%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	5,021	4,904	2%
Bath & Body Works	3,591	3,571	1%
Apparel	6,364	7,113	(11)%

	Second Quarter		Year-to-Date
	2006	2005	2006	2005
Number of Stores:
Victoria’s Secret
Beginning of period	994	998	998	1,001
Opened	4	1	6	1
Closed	(7)	(8)	(13)	(11)

End of period	991	991	991	991

Bath & Body Works
Beginning of period	1,554	1,571	1,555	1,569
Opened	2	1	6	5
Closed	(7)	(5)	(12)	(7)

End of period	1,549	1,567	1,549	1,567

Apparel
Beginning of period	1,009	1,128	1,035	1,207
Opened	0	1	0	3
Closed	(32)	(23)	(58)	(104)

End of period	977	1,106	977	1,106

	Number of Stores			Selling Square Feet (thousands)
	July 29, 2006	July 30, 2005	Change	July 29, 2006	July 30, 2005	Change
Victoria’s Secret	991	991	—	5,021	4,904	117

Bath & Body Works	1,549	1,567	(18)	3,591	3,571	20

Express Women’s	227	375	(148)	1,349	2,267	(918)
Express Men’s	84	136	(52)	350	581	(231)
Express Dual Gender	389	281	108	3,053	2,397	656

Total Express	700	792	(92)	4,752	5,245	(493)

Limited Stores	277	314	(37)	1,612	1,868	(256)

Total Apparel	977	1,106	(129)	6,364	7,113	(749)

Henri Bendel	2	2	—	37	37	—

Total stores and selling square feet	3,519	3,666	(147)	15,013	15,625	(612)

Net Sales

The change in net sales for the thirteen weeks ended July 29, 2006 compared to July 30, 2005 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2005 Net sales	$1,082	$516	$540	$152	$2,290
Comparable store sales	76	51	(43)	—	84
Sales associated with new, closed and non-comparable remodeled stores, net	30	3	(19)	—	14
Direct channels	47	11	—	—	58
Mast third-party sales and other	—	—	—	8	8

2006 Net sales	$1,235	$581	$478	$160	$2,454

At Victoria’s Secret, the comparable stores sales increase of 11% was driven by growth in all categories, including bras, beauty and the PINK sub-brand. The increase in the bra category is primarily attributed to two successful bra launches in the Secret Embrace line. The increase in the beauty category was primarily driven by new launches in the Body Care line and incremental sales from first quarter launches including Beauty Rush Lip Gloss and Eye Shadows. Sales increased in the PINK sub-brand driven by positive customer response to the loungewear assortment and strength in the panty category. The 15% increase in sales at Victoria’s Secret Direct was driven primarily by increases in the intimate apparel, swimwear and beauty product lines.

At Bath & Body Works, the 11% increase in comparable store sales was primarily driven by increases in the Signature Collection which can be attributed to the introduction of new fragrances in April as well as the launch of the hair care line in July. Incremental sales from the Temptations and Dr. Wexler product lines that were launched subsequent to the second quarter of 2005 also contributed to sales growth. Additionally, a strong start and finish to the June semi-annual sale added to sales growth.

At the Apparel businesses, the 10% decrease in comparable store sales primarily resulted from significant declines at Express. At Express declines across most categories were driven by the anniversary of significant promotional and clearance activity last year. These declines were partially offset by increases in casual knit tops and wear-to-work pants. At Limited Stores, the 4% decrease in comparable store sales was primarily driven by declines in pants, woven tops and sweaters.

The other net sales increase was primarily driven by an increase in volume of third party customer sales at Mast versus the second quarter of 2005.

The change in net sales for the twenty-six weeks ended July 29, 2006 compared to July 30, 2005 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2005 Net sales	$2,037	$880	$1,041	$308	$4,266
Comparable store sales	125	66	(40)	—	151
Sales associated with new, closed and non-comparable remodeled stores, net	50	3	(32)	—	21
Direct channels	75	17	—	—	92
Mast third party sales and other	—	—	—	1	1

2006 Net sales	$2,287	$966	$969	$309	$4,531

At Victoria’s Secret, both the increase in comparable store sales of 10% and the increase in total sales were driven by growth in all categories, including the PINK sub-brand. The sales were supported by several bra launches throughout the Spring season, including the Angels Secret Embrace, Body by Victoria IPEX Wireless, Very Sexy Infinity Edge Push-up and Secret Embrace Demi. The increase in the beauty category was primarily driven by continued growth in the Body Care line and incremental sales from launches in the first quarter such as Beauty Rush Lip Gloss and Eye Shadows. The 12% increase in sales at Victoria’s Secret Direct was driven by growth in the intimate apparel, swimwear and beauty product lines.

At Bath & Body Works, the 8% increase in comparable store sales was primarily driven by increases in the Signature Collection which can be attributed to the introduction of new fragrances in April as well as the launch of the hair care line in July. Incremental sales from the Temptations and Dr. Wexler product lines that were launched subsequent to the 2005 Spring season contributed to sales growth.

At the Apparel businesses, the 5% decrease in comparable store sales primarily resulted from significant declines at Express related to the significant promotional and clearance activity during the second quarter 2005. The 6% decline in comparable store sales at Limited Stores was primarily driven by declines in pants, woven tops and sweaters.

Gross Profit

Thirteen weeks

For the thirteen weeks ended July 29, 2006, the gross profit rate (expressed as a percentage of net sales) increased to 34.8% from 32.5% for the comparable period in 2005 primarily due to an increase in the merchandise margin rate at Express. The increase in merchandise margin rate at Express was driven by fewer markdowns as compared to 2005 when significant markdowns were required to move underperforming merchandise.

At Victoria’s Secret, the gross profit rate decreased compared to last year driven by increased markdowns on core lingerie and PINK clearance merchandise during semi-annual sale and the exit of the current make-up line in the Beauty business to make way for the Fall launch of the new line. This decrease was slightly offset by buying and occupancy expense leverage achieved on a comparable store sales increase of 11%.

At Bath & Body Works, the gross profit rate increased compared to last year primarily driven by buying and occupancy expense leverage achieved on a comparable store sales increase of 11%. This was partially offset by a merchandise margin rate decrease due to promotional activity and clearance of seasonal merchandise during the semi-annual sale.

Twenty-six weeks

For the twenty-six weeks ended July 29, 2006, the gross profit rate (expressed as a percentage of net sales) increased to 36.2% from 33.5% for the comparable period in 2005 primarily due to an increase in the merchandise margin rate at Express. The increase in merchandise margin rate at Express was driven by fewer markdowns to move underperforming merchandise.

At Victoria’s Secret, the gross profit rate decreased compared to last year driven by increased markdowns related to semi-annual sale and the exit of the current make-up line in the Beauty business. This decrease was substantially offset by buying and occupancy expense leverage achieved on a comparable store sales increase of 10%.

At Bath & Body Works, the gross profit rate increased compared to last year primarily driven by buying and occupancy expense leverage achieved on a comparable store sales increase of 8%. This was partially offset by a merchandise margin rate decrease due to promotional activity and clearance of seasonal merchandise during the semi-annual sale.

General, Administrative and Store Operating Expenses

The thirteen and twenty-six week general, administrative and store operating expenses and rates (expressed as a percentage of net sales) increased compared to 2005. These increases were primarily driven by an increase in marketing expense at Victoria’s Secret to support new product launches, incentive compensation due to improved performance, investments in technology and process improvement initiatives to support future growth, store payroll costs and incremental stock compensation expense related to the Company’s adoption of SFAS 123(R) in the first quarter of 2006.

Interest Expense

	Second Quarter		Year-to-Date
	2006	2005	2006	2005
Average borrowings (millions)	$1,680	$1,650	$1,680	$1,650
Average effective borrowing rate	5.88%	5.38%	5.82%	5.30%

The Company incurred interest expense of $24 million for the second quarter of 2006 compared to $22 million for the same period in 2005. Year-to-date interest expense increased to $48 million in 2006 from $45 million in 2005. These increases resulted from an increase in average borrowings and effective interest rates compared to last year.

Interest Income and Other Income (Loss)

For the thirteen weeks ended July 29, 2006, interest income increased to $8 million from $4 million in 2005. The year-to-date interest income increased to $18 million in 2006 from $10 million in 2005. The increase primarily relates to an increase in average invested cash balances and effective interest rates. Additionally, $2 million of interest income was recognized in the second quarter of 2006 as part of the final settlement of a tax matter disclosed in our 2005 Annual Report.

For the thirteen weeks ended July 29, 2006, other income (loss) was ($1) million. For the twenty-six weeks ended July 29, 2006, other income (loss) was ($3) million compared to $1 million for the twenty-six weeks ended July 30, 2005. Other income (loss) includes gains or losses on equity investments and from property sales.

Provision for Income Taxes

The Company’s second quarter effective tax rate decreased to 37.2% in 2006 from 39.3% in 2005. The rate decrease is due to a net tax benefit recognized related to the resolution of certain state tax matters.

The Company’s year-to-date effective tax rate increased to 39.4% in 2006 from 37.8% in 2005. The rate increase is due to a net tax benefit recognized in the prior year primarily related to the resolution of certain state tax matters.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. In addition, the Company has funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. The Company did not issue commercial paper or draw on the Facility during the thirteen or twenty-six weeks ended July 29, 2006. In addition, the Company has available a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities may be issued. As of July 29, 2006, no securities have been issued under this registration statement.

A summary of the Company’s working capital position and capitalization follows (millions):

	July 29, 2006	January 28, 2006	July 30, 2005
Working capital	$1,231	$1,209	$1,026

Capitalization:
Long-term debt	$1,665	$1,669	$1,646
Shareholders’ equity	2,562	2,471	2,236

Total capitalization	$4,227	$4,140	$3,882

Additional amounts available under credit agreements	$1,000	$1,030	$1,000

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

Net cash used in operating activities was $159 million for the twenty-six weeks ended July 29, 2006 versus net cash provided by operating activities of $97 million for the same period in 2005. The increase in cash used in operating activities related primarily to changes in working capital, including the build-up of inventory in anticipation of Bath & Body Works’ conversion to a new supply chain management system and increases at Victoria’s Secret to support continued sales growth.

Net cash used in investing activities of $255 million for the twenty-six weeks ended July 29, 2006 consisted primarily of $249 million in capital expenditures. Net cash used for investing activities of $266 million for the twenty-six weeks ended July 30, 2005 primarily consisted of $250 million in capital expenditures.

Net cash used in financing activities of $143 million for the twenty-six weeks ended July 29, 2006 primarily included (i) cash payments of $130 million related to the repurchase of 5.4 million shares of common stock during the first and second quarters under the Company’s November 2005 and February 2006 share repurchase programs and (ii) quarterly dividend payments of $0.15 per share or $119 million. These uses of cash were partially offset by proceeds from the exercise of stock options and excess tax benefits from share-based compensation. Net cash used for financing activities of $273 million for the twenty-six weeks ended July 30, 2005 primarily included the repurchase of 8.1 million shares of common stock for $183 million and quarterly dividend payments of $0.15 per share, or $122 million, partially offset by proceeds from the exercise of stock options.

Capital Expenditures

Capital expenditures amounted to $249 million and $250 million for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively, of which approximately $140 million and $145 million, respectively, were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to incremental investments in technology and infrastructure to support growth.

Contingent Liabilities and Contractual Obligations

As of July 29, 2006, the Company’s contingent liabilities included approximately $234 million of remaining lease and lease related guarantees related to the divestiture of several former subsidiaries. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of a material liability being triggered under these guarantees is remote.

The Company’s contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short and long–term liquidity and capital resource needs. There have been no significant changes in the Company’s contractual obligations since January 28, 2006, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating this interpretation to determine if it will have a material impact on the Company’s financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force (EITF) consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” EITF Issue No. 06-3 states that the classification of taxes as gross or net is an accounting policy decision that is dependent on type of tax and that similar taxes are to be presented in a similar manner. EITF Issue No. 06-3 is effective for reporting periods beginning after December 15, 2006. The Company will adopt this consensus as required, and adoption is not expected to have an impact on the Company’s results of operations, financial condition or liquidity.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long–lived assets, claims and contingencies, income taxes and revenue recognition. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of July 29, 2006 has not significantly changed since January 28, 2006. Information regarding the Company’s financial instruments and market risk as of January 28, 2006 is disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

Changes in internal control over financial reporting. In July 2006, Bath & Body Works implemented new supply chain management and finance (including a new general ledger) systems and related processes as the second phase in an enterprise wide systems implementation. The Company believes that the system and process changes will enhance internal control over financial reporting. There were no other changes in the Company’s internal control over financial reporting that occurred in our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table outlines the Company’s repurchases of its common stock during the thirteen weeks ended July 29, 2006 (thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value that May Yet Be Purchased (3)
May	534	$26.54	528	$44,302
June	670	$26.04	670	$126,858
July	768	$24.72	748	$108,397

Total	1,972	$25.66	1,946	$108,397

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	In February 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. As of July 29, 2006, the Company had repurchased approximately 3.7 million shares of its common stock at an average price per share of approximately $25.04. During August 2006, the Company completed this program. In June 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Through August 25, 2006, 0.6 million additional shares have been repurchased under these programs for $16.2 million at an average price of $25.71.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 22, 2006. The matters voted upon and the results of the voting were as follows:

E. Gordon Gee, James L. Heskett, Allan R. Tessler and Abigail S. Wexner were elected to the Board of Directors for a term of three years. Of the 362,749,948 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows, with respect to each of the nominees:

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
E. Gordon Gee	347,627,944	15,122,044
James L. Heskett	353,970,612	8,779,337
Allan R. Tessler	350,421,661	12,328,288
Abigail S. Wexner	354,743,287	8,006,661

In addition, directors whose term of office continued after the Annual Meeting were: Eugene M. Freedman, David T. Kollat, William R. Loomis, Jr., Donna A. James, Leonard A. Schlesinger, Jeffrey B. Swartz, Raymond Zimmerman and Leslie H. Wexner.

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
Martyn R. Redgrave Executive Vice President, Chief Administrative Officer and Chief Financial Officer*

Date: September 1, 2006

*	Mr. Redgrave is the principal financial officer and has been duly authorized to sign on behalf of the Registrant.