Form 10-Q
period 2006-10-28
LIMITED BRANDS INC
filed 2006-12-01
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended October 28, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 24, 2006
397,709,177 Shares

LIMITED BRANDS, INC.

PART I— FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales	$2,115	$1,892	$6,646	$6,157
Costs of goods sold, buying and occupancy	(1,356)	(1,286)	(4,245)	(4,121)

Gross profit	759	606	2,401	2,036
General, administrative and store operating expenses	(692)	(586)	(1,952)	(1,744)

Operating income	67	20	449	292

Interest expense	(26)	(25)	(74)	(69)
Interest income	3	4	21	13
Other (loss) income	(2)	(1)	(5)	—

Income (loss) before income taxes	42	(2)	391	236
Provision (benefit) for income taxes	18	(1)	156	89

Income (loss) before cumulative effect of changes in accounting principle	24	(1)	235	147
Cumulative effect of changes in accounting principle (net of tax of $0.4 and $11 in 2006 and 2005, respectively)	—	—	1	17

Net income (loss)	24	(1)	236	164

Net income per basic share:
Income before cumulative effect of changes in accounting principle	$0.06	$0.00	$0.60	$0.37
Cumulative effect of changes in accounting principle	—	—	—	0.04

Net income per basic share	$0.06	$0.00	$0.60	$0.41

Net income per diluted share:
Income before cumulative effect of changes in accounting principle	$0.06	$0.00	$0.59	$0.36
Cumulative effect of changes in accounting principle	—	—	—	0.04

Net income per diluted share	$0.06	$0.00	$0.59	$0.40

Dividends per share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	October 28, 2006	January 28, 2006	October 29, 2005
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$178	$1,208	$155
Accounts receivable	178	182	171
Inventories	2,175	1,160	1,678
Other	361	234	309

Total current assets	2,892	2,784	2,313

Property and equipment, net	1,752	1,615	1,615
Goodwill	1,381	1,357	1,352
Trade names and other intangible assets, net	441	447	451
Other assets	161	143	136

Total assets	$6,627	$6,346	$5,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$784	$535	$665
Commercial paper	232	—	—
Accrued expenses and other	704	790	678
Income taxes	39	250	47

Total current liabilities	1,759	1,575	1,390

Deferred income taxes	144	146	188
Long-term debt	1,666	1,669	1,646
Other long-term liabilities	470	452	463

Minority interest	51	33	33

Shareholders’ equity:
Common stock	262	262	262
Paid-in capital	1,569	1,597	1,634
Retained earnings	3,893	3,833	3,375
Less: treasury stock, at average cost	(3,187)	(3,221)	(3,124)

Total shareholders’ equity	2,537	2,471	2,147

Total liabilities and shareholders’ equity	$6,627	$6,346	$5,867

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005
Operating activities:
Net income	$236	$164
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of accounting change	(1)	(17)
Depreciation and amortization	230	221
Shared-based compensation	27	10
Excess tax benefits from share-based compensation	(32)	—
Tax benefit on exercise of non-qualified stock options	—	12
Deferred income taxes	(5)	(28)
Gain on sale of property	—	(1)
Minority interest	—	1
Change in assets and liabilities:
Accounts receivable	23	(42)
Inventories	(1,015)	(508)
Accounts payable and accrued expenses	169	128
Income taxes payable	(174)	(189)
Other assets and liabilities	(65)	19

Net cash used in operating activities	(607)	(230)

Investing activities:
Capital expenditures	(418)	(391)
Proceeds from sale of property	—	6
Other investing activities	(4)	(22)

Net cash used in investing activities	(422)	(407)

Financing activities:
Dividends paid	(178)	(182)
Repurchase of common stock	(185)	(233)
Excess tax benefits from share-based compensation	32	—
Proceeds from exercise of stock options and other	102	46
Proceeds from issuance of commercial paper	232	—
Payments of long-term debt	(4)	—

Net cash used in financing activities	(1)	(369)

Net decrease in cash and cash equivalents	(1,030)	(1,006)

Cash and cash equivalents, beginning of year	1,208	1,161

Cash and cash equivalents, end of period	$178	$155

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

The Consolidated Financial Statements as of and for the thirteen week and thirty-nine week periods ended October 28, 2006 and October 29, 2005 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2005 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

SFAS 123(R) requires companies to estimate the fair value of share-based awards on the date of grant and recognize as expense the value of the portion of the award that is ultimately expected to vest over the requisite service period. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB 25. Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income, other than for restricted stock, because the exercise price of the Company’s stock options granted to employees and directors was equal to the fair market value of the underlying stock at the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements as of and for the thirteen and thirty-nine weeks ended October 28, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Under the modified prospective transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the periods ended October 28, 2006 and for the balance of fiscal year 2006 will include compensation expense for:

•	Share-based awards granted and unvested prior to January 29, 2006, based on the grant date fair value determined in accordance with the pro forma provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

•	Share-based awards granted subsequent to January 29, 2006, based on the grant date fair value determined in accordance with the provisions of SFAS 123(R).

Impact of Change in Accounting Principle

Total pre-tax share-based compensation expense recognized under SFAS 123(R) for the thirteen and thirty-nine weeks ended October 28, 2006 was $10.1 and $26.5 million, respectively. Share-based compensation expense of $4.4 and $9.8 million for the thirteen and thirty-nine weeks ended October 29, 2005 related primarily to restricted stock which the Company also expensed under APB 25. The tax benefit associated with share-based compensation was $3.0 and $7.5 million for the thirteen and thirty-nine weeks ended October 28, 2006, respectively. The tax benefit associated with share-based compensation was $1.7 and $3.8 million for the thirteen and thirty-nine weeks ended October 29, 2005.

Pre-tax share-based compensation expense included in the accompanying Consolidated Statements of Income is as follows (millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Costs of goods sold, buying and occupancy	$2	$—	$6	$—
General, administrative and store operating expenses	8	4	21	10

Total	$10	$4	$27	$10

Share-based compensation expense recognized in the Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 28, 2006 is based on awards ultimately expected to vest and, accordingly, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of change in accounting principle on the Consolidated Statement of Income for the thirty-nine weeks ended October 28, 2006 of $0.7 million (net of tax of $0.4 million) relates to an estimate of forfeitures of previously recognized unvested restricted stock awards outstanding as of January 29, 2006, the date of adoption of SFAS 123(R).

The adoption of SFAS 123(R) had the following incremental impact on the Consolidated Financial Statements for the periods ended October 28, 2006:

Incremental share-based compensation expense included in:

	Increase/(decrease)
(Millions, except per share amounts):	Thirteen Weeks Ended October 28, 2006	Thirty-nine Weeks Ended October 28, 2006
Costs of goods sold, buying and occupancy	$2	$6
General, administrative and store operating expenses	6	13
Operating income	(8)	(19)
Income before income taxes	(8)	(19)
Net income	(6)	(15)

Net cash used in operating activities	$(11)	$(32)
Net cash used in financing activities	11	32

Basic earnings per share	$(0.01)	$(0.04)
Diluted earnings per share	(0.01)	(0.04)

The following table is presented for comparative purposes and illustrates the pro forma effect on net income (loss) and earnings per share for the thirteen and thirty-nine weeks ended October 29, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 29, 2006:

(Millions, except per share amounts)	Thirteen Weeks Ended October 29, 2005	Thirty-nine Weeks Ended October 29, 2005
Net income (loss), as reported	$(1)	$164
Add: Stock compensation cost recorded under APB 25, net of tax	3	6
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(8)	(23)

Pro forma net income (loss)	$(6)	$147

Earnings (loss) per basic share, as reported	$(0.00)	$0.41
Earnings (loss) per basic share, pro forma	$(0.01)	$0.36
Earnings (loss) per diluted share, as reported	$(0.00)	$0.40
Earnings (loss) per diluted share, pro forma	$(0.01)	$0.36

Valuation and Attribution Methodology

The Company uses the Black-Scholes option-pricing model (“Black-Scholes model”) for valuation of options granted to employees and directors. The Company’s determination of the fair value of options is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors.

The weighted-average estimated fair value of stock options granted during the thirteen and thirty-nine weeks ended October 28, 2006 was $7.82 and $7.42 per share, respectively, and during the thirteen and thirty-nine weeks ended October 29, 2005 (for proforma purposes) was $6.46 and $7.57, respectively, based on the following weighted-average assumptions:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Expected volatility	35.0%	39.0%	35.0%	39.0%
Risk-free interest rate	4.7%	4.3%	4.8%	4.0%
Dividend yield	2.9%	3.0%	3.0%	2.7%
Expected life (years)	5.5	5.0	5.5	5.1

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

Compensation expense for stock options is recognized, net of forfeitures, over the requisite service period on a straight-line basis, using a single option approach (each option is valued as one grant, irrespective of the number of vesting tranches). Restricted stock expense is recognized, net of forfeitures, on a straight-line basis over the requisite service period.

Plan Summary

The 1993 Stock Option and Performance Incentive Plan as amended (the “Plan”), which is shareholder approved, provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. Although the Plan allows for stock options to be granted at prices below fair market value, the Company has historically granted such options at the fair market value of the stock on the date of grant. Stock options and restricted stock awards have a maximum term of ten years. Stock options generally vest over 4 years with 25% vesting each year. Restricted stock generally vests (the restrictions lapse) over a two to six year period. The Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors provides for an annual stock retainer for non-associate directors. The stock issued in conjunction with this plan has no restrictions. Under the Company’s plans, approximately 100 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 21 million options and restricted shares were available for grant at October 28, 2006.

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

Stock Option Activity

The Company’s stock option activity for the thirty-nine weeks ended October 28, 2006 was as follows:

(Thousands, except per share amounts)	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	34,521	$16.47
Granted	2,048	24.82
Exercised	(8,027)	14.96
Cancelled	(1,667)	19.83

Outstanding at October 28, 2006	26,875	17.34	5.5	$319,473

Vested and expected to vest at October 28, 2006 (a)	24,548	16.87	5.3	$303,345

Options exercisable at October 28, 2006	16,198	$15.15	4.0	$228,124

(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended October 28, 2006 was $26 and $89 million, respectively. As of October 28, 2006, there was $38 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Activity

The Company’s restricted stock activity for the thirty-nine weeks ended October 28, 2006 was as follows:

(Thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 28, 2006	1,596	$18.03
Granted	1,426	24.95
Vested	(464)	16.92
Cancelled	(237)	18.77

Unvested at October 28, 2006	2,321	$21.20

The total intrinsic value of restricted stock vested during the thirteen and thirty-nine weeks ended October 28, 2006 was $5.1 and $11.3 million, respectively. As of October 28, 2006, there was $24 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Unvested restricted stock outstanding at October 28, 2006 does not include performance-based restricted stock related to the Fall selling season. The final number of shares to be issued to each employee will be determined at the end of the Fall season (the Company’s fiscal third and fourth quarters) and could range from zero to approximately 1.2 million shares, all of which have a weighted-average grant date fair value of $23.24. Based on the Company’s current estimate of the performance level that will be achieved in the Fall, the Company recognized compensation expense of $0.6 million.

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

4. Shareholders’ Equity and Earnings Per Share

At October 28, 2006, one billion shares of $0.50 par value common stock were authorized, 523.9 million were issued and 395.9 million were outstanding. At January 28, 2006, 523.9 million shares were issued and 395.2 million were outstanding. At October 29, 2005, 523.9 million shares were issued and 400.0 million were outstanding. In addition, ten million shares of $1.00 par value preferred stock were authorized, none of which were issued.

In February 2006, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. During August 2006, the Company completed this program having repurchased 4.0 million shares of its common stock at an average price per share of approximately $25.09.

In June 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. As of October 28, 2006, the Company had repurchased approximately 1.2 million shares of its common stock for $34 million at an average price per share of approximately $26.85. Through November 24, 2006, 0.1 million additional shares have been repurchased under this program for $2.9 million at an average price of $29.71.

Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share includes the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

Weighted-average common shares outstanding (thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Common shares issued	523,852	523,852	523,852	523,852
Treasury shares	(128,699)	(123,049)	(128,791)	(120,043)

Basic shares	395,153	400,803	395,061	403,809
Dilutive effect of stock options and restricted shares	6,743	—	6,490	8,677

Diluted shares	401,896	400,803	401,551	412,486

The quarterly computations of earnings per diluted share exclude options to purchase 0.2 million and 6.4 million of common stock for the thirteen weeks ended October 28, 2006 and October 29, 2005, and the computations of earnings per diluted share for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 exclude options to purchase 2.3 million and 6.0 million shares, respectively, because the options’ exercise prices were greater than the average market price of the common shares during those periods and, accordingly, their effect would be antidilutive.

Due to the Company’s net loss for the thirteen weeks ended October 29, 2005, no dilutive options or restricted shares were included in the calculation of diluted loss per share because their effect would have been anti-dilutive. The Company’s weighted-average number of options and restricted shares which were potentially dilutive for the thirteen weeks ended October 29, 2005 were 7.5 million.

5. Property and Equipment, Net

Property and equipment, net consisted of (millions):

	October 28, 2006	January 28, 2006	October 29, 2005
Property and equipment, at cost	$4,129	$3,998	$3,938
Accumulated depreciation	(2,377)	(2,383)	(2,323)

Property and equipment, net	$1,752	$1,615	$1,615

6. Goodwill, Trade Names and Other Intangible Assets, Net

In September 2006, the Company recorded an additional $23 million of goodwill as a result of the Company’s acquisition of an interest in a personal care business in September 2006.

Intangible assets, not subject to amortization, represent the Victoria’s Secret and Bath & Body Works trade names. These assets totaled $411 million as of October 28, 2006, January 28, 2006 and October 29, 2005.

Intangible assets, subject to amortization, were as follows (millions):

	October 28, 2006	January 28, 2006	October 29, 2005
Gross carrying amount	$81	$81	$82
Accumulated amortization	(51)	(45)	(42)

Intangible assets, net	$30	$36	$40

Estimated future annual amortization expense will be approximately $4 million for the remainder of 2006, $8 million in 2007, $3 million in 2008, $2 million in 2009 and 2010 and $11 million in the aggregate thereafter.

7. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The income tax liability included net current deferred tax liabilities of $37 million at October 28, 2006, $39 million at January 28, 2006 and $47 million at October 29, 2005.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States.

8. Commercial Paper and Long-Term Debt

Long-term debt, net of unamortized discount, consisted of (millions):

	October 28, 2006	January 28, 2006	October 29, 2005
6.125% $300 million Notes due December 2012, less unamortized discount	$299	$299	$299
5.25% $500 million Notes due November 2014, less unamortized discount	499	498	498
6.95% $350 million Debentures due March 2033, less unamortized discount	349	349	349
Credit facility due January 2010	26	30	—
Term loan due March 2011. Interest rate was 5.87% at October 28, 2006	500	500	500

Total debt	1,673	1,676	1,646
Current portion of long-term debt	(7)	(7)	—

Total long-term debt	$1,666	$1,669	$1,646

In January 2006, Mast Industries (Far East) Limited, a wholly owned subsidiary of Limited Brands, Inc., entered into an unsecured revolving credit facility with an unrelated third party. Annual fees payable under the facility are 0.05% on the outstanding principal amount which totaled $26 million as of October 28, 2006. The Company will repay the credit facility in eight equal semi-annual installments. The first installment of $3.75 million was repaid in June 2006.

The Company currently has available a $1 billion unsecured revolving credit facility (the “Facility”) which is due March 2011. As of October 28, 2006, there were no borrowings outstanding under the Facility. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.10% of the committed amount per year.

During the third quarter of 2006, the Company issued commercial paper to meet working capital requirements. Commercial paper outstanding at October 28, 2006 was $232 million. The Company anticipates repaying the commercial paper in the fourth quarter of 2006. No commercial paper was outstanding at January 28, 2006 or October 29, 2005. The interest rate on the commercial paper for the third quarter was 5.38%.

Some of the Company’s debt agreements require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of October 28, 2006.

9. Commitments and Contingencies

In connection with the disposition of certain subsidiaries, the Company has remaining guarantees of approximately $214 million related to lease payments of Abercrombie & Fitch, Tween Brands, Inc. (formerly Limited Too), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of a material liability being triggered under these guarantees is remote.

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

10. Retirement Benefits

The Company sponsors a qualified defined contribution retirement plan which is available to all associates who have completed 1,000 or more hours of service with the Company during certain 12-month periods and who have attained the age of 21. This plan permits associates to contribute amounts to individual accounts up to the maximum amount allowable under the Internal Revenue Code. The Company matches associate contributions based on a predetermined formula and both associate contributions and Company matching contributions are 100% vested at all times. The Company also contributes additional amounts to this plan based on a percentage of the associates’ eligible annual compensation which vests based on the associates’ years of service. Total expense recognized related to this plan was $11.1 million and $33.1 million for the thirteen and thirty-nine week periods ended October 28, 2006 and $11.0 million and $33.3 million for the same periods in 2005.

The Company also sponsors an unfunded, non-qualified supplemental retirement plan that permits highly compensated associates to defer a portion of their salaries above the Internal Revenue Code limits for the Company’s defined contribution plan. Participation in this plan is subject to service, job level and compensation requirements. The Company matches associate contributions according to a predetermined formula. Associate accounts are credited with interest at a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Total expense recognized related to this plan was $7.8 million and $18.7 million for the thirteen and thirty-nine week periods ended October 28, 2006 and $6.9 million and $17.9 million for the same periods in 2005.

11. Segment Information

The Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

The Victoria’s Secret segment derives its revenues from sales of women’s intimate and other apparel, personal care and beauty products, and accessories marketed primarily under the Victoria’s Secret brand name. Victoria’s Secret merchandise is sold through retail stores and direct response channels (e-commerce and catalogue). The Bath & Body Works segment derives its revenues from the sale of personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names as well as from sales of third-party brands. Bath & Body Works products are sold through retail stores and direct response channels (e-commerce and catalogue). The Apparel segment derives its revenues from sales of women’s and men’s apparel through Express and Limited Stores.

Segment information for the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005 follows (millions):

	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
2006
Thirteen weeks:
Net sales	$987	$415	$529	$184	$2,115
Operating income (loss)	130	1	(1)	(63)	67
Thirty-nine weeks:
Net sales	$3,274	$1,381	$1,498	$493	$6,646
Operating income (loss)	554	119	(16)	(208)	449
2005
Thirteen weeks:
Net sales	$830	$356	$552	$154	$1,892
Operating income (loss)	116	(17)	(28)	(51)	20
Thirty-nine weeks:
Net sales	$2,867	$1,236	$1,593	$461	$6,157
Operating income (loss)	496	84	(116)	(172)	292

(a)	Includes Corporate (including non-core real estate, equity investments and other administrative functions such as treasury and tax), Mast (an apparel importer which is a significant supplier of merchandise for Victoria’s Secret, Express and Limited Stores), beautyAvenues (a sourcing Company serving both Victoria’s Secret and Bath & Body Works) and Henri Bendel.

12. Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating this interpretation to determine the impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

13. Subsequent Event

On November 15, 2006, the Company announced that it had executed a definitive support agreement under which the Company agreed to purchase all of the outstanding shares of La Senza Corporation, a leading Canadian and international intimate apparel specialty retailer for $48.25 (Canadian) per share in cash via a takeover (or tender) offer. The offer is subject to a number of closing conditions, including but not limited to there being validly deposited under the offer and not withdrawn that number of subordinate voting shares that constitutes at least 66  2/3% of the issued and outstanding subordinate voting shares on a fully diluted basis, assuming the conversion of all multiple voting shares. This minimum condition cannot be waived. If a sufficient number of shares to meet the minimum tender condition are tendered to the offer, the Company has agreed to pursue lawful means of acquiring the remaining shares, including, without limitation, through a subsequent acquisition transaction. The Company’s Offering Circular for the offer, which contains additional information concerning the proposed transaction, was filed with the Securities and Exchange Commission on Form 8-K on November 28, 2006.

The proposed transaction has an equity value of approximately $710 million (Canadian) or $628 million (U.S.) and would be financed via a combination of cash on hand and the issuance of approximately $400 million (U.S.) of debt. The transaction is expected to close in mid-January 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of October 28, 2006 and October 29, 2005, and the related consolidated statements of income for the thirteen and thirty-nine week periods ended October 28, 2006 and October 29, 2005, and the consolidated statements of cash flows for the thirty-nine week periods ended October 28, 2006 and October 29, 2005. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young LLP

Columbus, Ohio

November 29, 2006

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or management: risks associated with general economic conditions, consumer confidence and consumer spending patterns; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; risks associated with the seasonality of the Company’s business; risks associated with severe weather and changes in weather patterns; risks associated with the highly competitive nature of the retail industry generally and the segments in which we operate particularly; risks related to consumer acceptance of the Company’s products and the Company’s ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance the Company’s brand image; risks associated with the Company’s ability to retain, hire and train key personnel and management; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards; risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, risks related to political instability, risks associated with legal and regulatory matters, risks related to duties, taxes, other charges and quotas on imports, risks related to local business practices, potential delays or disruptions in shipping and related pricing impacts and political issues and risks related to currency and exchange rates; risks associated with the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms; risks associated with increases in the costs of mailing, paper and printing; risks associated with our ability to service any debt we incur from time to time as well as the requirements the agreements related to such debt impose upon us; risks associated with the Company’s reliance on information technology, including risks related to the implementation of new information technology systems and risks related to utilizing third parties to provide information technology services; risks associated with natural disasters, risks related to proposed or future acquisitions, including risks associated with consummating the acquisition, and risks associated with rising energy costs. The Company is not under any obligation and does not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EXECUTIVE OVERVIEW

The Company’s results for the third quarter of 2006 improved over the third quarter of 2005. Operating income increased from $20 million in third quarter of 2005 to $67 million in the third quarter of 2006 driven by continued improvement in the Apparel segment as well as Bath & Body Works. On a year-to-date basis, operating income increased 54% driven by significant improvement at Express and positive results at Victoria’s Secret and Bath & Body Works.

At Victoria’s Secret, sales growth of 19% was driven by continued strong performance across all segments of the business including core lingerie, PINK and beauty. Core lingerie performance was driven by new bra launches that featured the Secret Embrace and Infinity Edge patent pending technologies as well as growth in panties. PINK continued to perform well driven by continued positive customer response to the loungewear assortment and strength in the panty and accessory categories. The growth in sales was partially offset by a decrease in the gross profit rate as well as increases in general, administrative and store operating expenses. The decline in the gross profit rate was primarily the result of strategic investments in activities designed to increase customer awareness and market share including direct mail sampling efforts and introductory pricing on certain bras. The increase in general, administrative and store operating expenses was driven by an increase in marketing expenses designed to build brand equity and encourage customer trial of new products, as well as increased store selling expense to support the increased sales. Victoria’s Secret continues to focus on the “Best At” bras strategy with continued new style introductions through major bra launches. Additionally, Victoria’s Secret will continue to focus on aggressive marketing strategies designed to grow the customer base in areas where the brand intends to expand market share and increase customer loyalty.

At Bath & Body Works, sales growth of 16% drove the increase in operating income. The increase in sales was driven by strong customer response to the third quarter themes including the annual hand soap event at the beginning of the quarter, the back to school theme which featured American Girl and the fall themes including Fall Romance and Perfect Autumn. The fall themes featured new fragrances in the Signature Collection and Temptations lines. Gross profit improved significantly driven by leverage on buying and occupancy expenses. General, administrative and store operating expenses were modestly leveraged, growing at a slower rate than sales. Entering the fourth quarter, Bath & Body Works is focused on winning at holiday with a deliberate plan to stage newness throughout the holiday buying season. Bath & Body Works will also feature its first ever holiday catalogue, which is expected to serve as a valuable sales and marketing vehicle.

At Express, sales declined 3% from the prior year due to significant promotional and clearance activity that occurred during 2005 to clear underperforming merchandise. Despite the decreased sales, Express was able to achieve a significant reduction in operating losses as a result of significantly improved gross profit and continued focus on inventory management. Express continues to focus on reasserting itself as a young, sexy and sophisticated designer brand that offers the right product at the right price at the right time.

Additionally, on November 15, 2006, the Company announced that it had executed a definitive support agreement under which the Company agreed to purchase all of the outstanding shares of La Senza Corporation, a leading Canadian and international intimate apparel specialty retailer for $48.25 (Canadian) per share in cash via a takeover (or tender) offer. The Company views the La Senza transaction as an opportunity to enhance its capabilities to meet its strategic growth initiatives internationally.

THIRD QUARTER AND YEAR-TO-DATE 2006 RESULTS

The following summarized financial and statistical data compares reported results for the thirteen week and thirty-nine week periods ended October 28, 2006 and October 29, 2005:

	Third Quarter			Year-to-Date
	2006	2005	Change	2006	2005	Change
Net Sales (millions):
Victoria’s Secret Stores	$745	$628	19%	$2,351	$2,059	14%
Victoria’s Secret Direct	242	202	20%	923	808	14%

Total Victoria’s Secret	987	830	19%	3,274	2,867	14%

Bath & Body Works	415	356	16%	1,381	1,236	12%

Express	410	421	(3)%	1,159	1,212	(4)%
Limited Stores	119	131	(9)%	339	381	(11)%

Total Apparel businesses	529	552	(4)%	1,498	1,593	(6)%

Other (a)	184	154	19%	493	461	7%

Total net sales	$2,115	$1,892	12%	$6,646	$6,157	8%

Segment Operating Income (loss) (millions):
Victoria’s Secret	$130	$116	12%	$554	$496	12%
Bath & Body Works	1	(17)	106%	119	84	42%
Apparel	(1)	(28)	96%	(16)	(116)	86%
Other (a)	(63)	(51)	(24)%	(208)	(172)	(21)%

Total operating income	$67	$20	235%	$449	$292	54%

(a)	Other includes Corporate, Mast, beautyAvenues and Henri Bendel.

	Third Quarter		Year-to-Date
	2006	2005	2006	2005
Comparable Store Sales (a):
Victoria’s Secret	17%	(4)%	12%	(1)%
Bath & Body Works	15%	1%	10%	6%
Express	0%	(6)%	(3)%	(13)%
Limited Stores	(2)%	2%	(4)%	(2)%

Total Apparel businesses	(1)%	(4)%	(3)%	(11)%
Henri Bendel	7%	(17)%	(2)%	(14)%

Total comparable store sales increase (decrease)	10%	(3)%	7%	(3)%

(a)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

	Third Quarter			Year-to-Date
	2006	2005	Change	2006	2005	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret	$147	$127	16%	$466	$418	11%
Bath & Body Works	$113	$99	14%	$378	$345	10%
Apparel	$83	$78	6%	$230	$220	5%
Retail sales per average store (thousands):
Victoria’s Secret	$748	$630	19%	$2,352	$2,057	14%
Bath & Body Works	$262	$227	15%	$872	$787	11%
Apparel	$543	$500	9%	$1,492	$1,379	8%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	5,082	4,974	2%
Bath & Body Works	2,325	2,290	2%
Apparel	6,502	6,454	1%
Selling square feet at end of quarter (thousands):
Victoria’s Secret	5,087	4,979	2%
Bath & Body Works	3,611	3,596	0%
Apparel	6,325	7,125	(11)%

	Third Quarter		Year-to-Date
	2006	2005	2006	2005
Number of Stores:
Victoria’s Secret
Beginning of period	991	991	998	1,001
Opened	12	12	18	13
Closed	(2)	(2)	(15)	(13)

End of period	1,001	1,001	1,001	1,001

Bath & Body Works
Beginning of period	1,549	1,567	1,555	1,569
Opened	9	12	15	17
Closed	(5)	(9)	(17)	(16)

End of period	1,553	1,570	1,553	1,570

Apparel
Beginning of period	977	1,106	1,035	1,207
Opened	1	10	1	13
Closed	(5)	(12)	(63)	(116)

End of period	973	1,104	973	1,104

	Number of Stores			Selling Square Feet (thousands)
	October 28, 2006	October 29, 2005	Change	October 28, 2006	October 29, 2005	Change
Victoria’s Secret	1,001	1,001	—	5,087	4,979	108

Bath & Body Works	1,553	1,570	(17)	3,611	3,596	15

Express Women’s	222	362	(140)	1,320	2,186	(866)
Express Men’s	83	129	(46)	346	553	(207)
Express Dual Gender	392	300	92	3,064	2,532	532

Total Express	697	791	(94)	4,730	5,271	(541)

Limited Stores	276	313	(37)	1,595	1,854	(259)

Total Apparel	973	1,104	(131)	6,325	7,125	(800)

Henri Bendel	2	2	—	37	37	—

Diva London (a)	5	—	5	2	—	2

Total stores and selling square feet	3,534	3,677	(143)	15,062	15,737	(675)

(a)	Through an exclusive licensing agreement with British accessories brand Diva London, the Company opened five Diva London stores during the third quarter.

Net Sales

The change in net sales for the thirteen weeks ended October 28, 2006 compared to the thirteen weeks ended October 29, 2005 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2005 Net sales	$830	$356	$552	$154	$1,892
Comparable store sales	94	47	(4)	—	137
Sales associated with new, closed and non-comparable remodeled stores, net	23	4	(19)	—	8
Direct channels	40	8	—	—	48
Mast third-party sales and other	—	—	—	30	30

2006 Net sales	$987	$415	$529	$184	$2,115

At Victoria’s Secret, the comparable stores sales increase of 17% was driven by growth in all categories, including core lingerie, beauty and the PINK sub-brand. The increase in the core lingerie category is primarily attributed to three successful bra launches throughout the third quarter, including Angels Infinity Edge Demi, Body by Victoria IPEX Wireless and Very Sexy Infinity Edge Push-up. The increase in the beauty category was primarily driven by the launch of Very Sexy Make Up and the Dream Angels Desire fragrance. Sales increased in the PINK sub-brand driven by positive customer response to the loungewear assortment and strength in the panty and accessory categories. The 20% increase in sales at Victoria’s Secret Direct was driven primarily by increases in the sweater, sleepwear, separates and bra product lines.

At Bath & Body Works, the 15% increase in comparable store sales was primarily driven by increases in the Signature Collection due to the introduction of new fragrances in September and mid-October as well as the strong performance of the annual hand soap event. Incremental sales from the Temptations product line launched subsequent to the third quarter of 2005 and the Dr. Wexler product line launched during the third quarter of 2005 also contributed to sales growth.

At the Apparel businesses, the 1% decrease in comparable store sales primarily resulted from declines at Limited Stores. At Express declines in knit tops and denim were offset by increases in dresses, jackets and wear-to-work pants. At Limited Stores, the 2% decrease in comparable store sales was primarily driven by declines in cut-and-sew tops and pants.

The other net sales increase was primarily driven by an increase in volume of third party customer sales at Mast versus the third quarter of 2005.

The change in net sales for the thirty-nine weeks ended October 28, 2006 compared to the thirty-nine weeks ended October 29, 2005 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2005 Net sales	$2,867	$1,236	$1,593	$461	$6,157
Comparable store sales	220	114	(44)	—	290
Sales associated with new, closed and non-comparable remodeled stores, net	72	6	(51)	—	27
Direct channels	115	25	—	—	140
Mast third party sales and other	—	—	—	32	32

2006 Net sales	$3,274	$1,381	$1,498	$493	$6,646

At Victoria’s Secret, both the increase in comparable store sales of 12% and the increase in total sales were driven by growth in all categories, including the PINK sub-brand. The sales were supported by several bra launches throughout the year, including the Angels Secret Embrace, Body by Victoria IPEX Wireless, Very Sexy Infinity Edge Push-up and Secret Embrace Demi. The increase in the beauty category was primarily driven by continued growth in the Body Care line and incremental sales from beauty launches, including Very Sexy Make Up and Beauty Rush Lip Gloss and Eye Shadows. The 14% increase in sales at Victoria’s Secret Direct was driven by growth across all major categories.

At Bath & Body Works, the 10% increase in comparable store sales was primarily driven by increases in the Signature Collection due to the introduction of new fragrances more frequently throughout the year. Additionally, incremental sales from the Temptations product line and continued growth in the Dr. Wexler and Breathe Body Care product lines contributed to sales growth.

At the Apparel businesses, the 3% decrease in comparable store sales primarily resulted from significant declines at Express related to the significant promotional and clearance activity that occurred in 2005. The 4% decline in comparable store sales at Limited Stores was primarily driven by declines in pants, cut-and-sew tops, woven tops and sweaters.

The other net sales increase was primarily driven by an increase in volume of third party customer sales at Mast.

Gross Profit

Thirteen weeks

For the thirteen weeks ended October 28, 2006, the gross profit rate (expressed as a percentage of net sales) increased to 35.9% from 32.1% for the comparable period in 2005 primarily due to an increase in the merchandise margin rate at Express. The increase in merchandise margin rate at Express was driven by fewer markdowns as compared to 2005 when significant markdowns were required to sell underperforming merchandise.

At Victoria’s Secret, the gross profit rate decreased compared to last year driven by point of sale markdowns associated with strategic marketing activities and introductory pricing on certain products. This decrease was slightly offset by buying and occupancy expense leverage achieved on a comparable store sales increase of 17%.

At Bath & Body Works, the gross profit rate increased compared to last year primarily driven by buying and occupancy expense leverage achieved on a comparable store sales increase of 15%.

Thirty-nine weeks

For the thirty-nine weeks ended October 28, 2006, the gross profit rate (expressed as a percentage of net sales) increased to 36.1% from 33.1% for the comparable period in 2005 primarily due to an increase in the merchandise margin rate at Express. The increase in merchandise margin rate at Express was driven by fewer markdowns to move underperforming merchandise.

At Victoria’s Secret, the gross profit rate decreased compared to last year driven by higher product costs and increased markdowns on semi-annual sale clearance. This decrease was substantially offset by buying and occupancy expense leverage achieved on a comparable store sales increase of 12%.

At Bath & Body Works, the gross profit rate increased compared to last year primarily driven by buying and occupancy expense leverage achieved on a comparable store sales increase of 10%. This was partially offset by a merchandise margin rate decrease due to promotional activity and clearance of seasonal merchandise during the semi-annual sale during the Spring season.

General, Administrative and Store Operating Expenses

The thirteen and thirty-nine week general, administrative and store operating expenses and rates (expressed as a percentage of net sales) increased in 2006 as compared to 2005. These increases were primarily driven by an increase in marketing expense at Victoria’s Secret to support new product launches, incentive compensation due to improved performance, investments in technology and process improvement initiatives to support future growth, store payroll costs and incremental stock compensation expense related to the Company’s adoption of SFAS 123(R) in the first quarter of 2006.

Interest Expense

	Third Quarter		Year-to-Date
	2006	2005	2006	2005
Average borrowings (millions)	$1,701	$1,660	$1,687	$1,653
Average effective borrowing rate	5.95%	5.75%	5.86%	5.41%

The Company incurred interest expense of $26 million for the third quarter of 2006 compared to $25 million for the same period in 2005. Year-to-date interest expense increased to $74 million in 2006 from $69 million in 2005. These increases resulted from an increase in average borrowings and effective interest rates compared to last year.

Interest Income and Other Income (Loss)

For the thirteen weeks ended October 28, 2006, interest income decreased to $2.8 million from $3.6 million in 2005. The third quarter interest income decreased due to a decline in the average invested cash balances partially offset by an increase in the average effective interest rate. The year-to-date interest income increased to $21 million in 2006 from $13 million in 2005. The increase primarily relates to an increase in average invested cash balances and effective interest rates. Additionally, $1.7 million of interest income was recognized in the second quarter of 2006 as part of the final settlement of a tax matter disclosed in the Company’s 2005 Annual Report.

For the thirteen weeks ended October 28, 2006, other income (loss) was ($2.2) million compared to ($1.1) million for the thirteen weeks ended October 29, 2005. For the thirty-nine weeks ended October 28, 2006, other income (loss) was ($4.6) million compared to $0.3 million for the thirty-nine weeks ended October 29, 2005. Other income (loss) includes gains or losses on equity investments and gains (losses) from property sales.

Provision for Income Taxes

The Company’s third quarter effective tax rate decreased to 43.4% in 2006 from 59.4% in 2005. The Company’s year-to-date effective tax rate increased to 39.9% in 2006 from 37.7% in 2005. The changes in the tax rates are due primarily to the impact of certain state tax matters.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. In addition, the Company has funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. The Company issued commercial paper during the third quarter of 2006 to meet working capital requirements. Commercial paper outstanding at October 28, 2006 was $232 million. The Company did not draw on the Facility during the thirteen or thirty-nine weeks ended October 28, 2006. In addition, the Company has available a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities may be issued. As of October 28, 2006, no securities have been issued under this registration statement.

On November 15, 2006, the Company announced that it had executed a definitive support agreement under which the Company agreed to purchase all of the outstanding shares of La Senza Corporation, a leading Canadian and international intimate apparel specialty retailer for $48.25 (Canadian) per share in cash via a takeover (or tender) offer. The proposed transaction has an equity value of approximately $710 million (Canadian) or $628 million (U.S.) and will be financed via a combination of cash on hand and the issuance of approximately $400 million (U.S.) of debt. The transaction is expected to close mid-January 2007.

A summary of the Company’s working capital position and capitalization follows (millions):

	October 28, 2006	January 28, 2006	October 29, 2005
Working capital	$1,133	$1,209	$923

Capitalization:
Long-term debt	$1,666	$1,669	$1,646
Shareholders’ equity	2,537	2,471	2,147

Total capitalization	$4,203	$4,140	$3,793

Additional amounts available under credit agreements (a)	$768	$1,030	$1,000

(a)	Additional amounts available at October 28, 2006 consists of $1 billion available under the Facility reduced by the outstanding commercial paper balance of $232 million.

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

Net cash used in operating activities was $607 million for the thirty-nine weeks ended October 28, 2006 versus net cash used in operating activities of $230 million for the same period in 2005. The increase in cash used in operating activities related primarily to changes in working capital, including the build-up of inventory in anticipation of holiday. Inventories increased at Victoria’s Secret to improve its in-stock position and to support anticipated holiday sales growth. Inventories also increased related to Bath & Body Works’ investment in safety stock in anticipation of the conversion to a new supply chain management system.

Net cash used in investing activities of $422 million for the thirty-nine weeks ended October 28, 2006 consisted primarily of $418 million in capital expenditures. Net cash used for investing activities of $407 million for the thirty-nine weeks ended October 29, 2005 primarily consisted of $391 million in capital expenditures and $22 million related to strategic investments in several personal care companies, partially offset by proceeds from the sale of property.

Net cash used in financing activities of $1 million for the thirty-nine weeks ended October 28, 2006 primarily included (i) cash payments of $185 million related to the repurchase of 7.4 million shares of common stock during the first three quarters of the year under the Company’s November 2005, February 2006 and June 2006 share repurchase programs and (ii) quarterly dividend payments of $0.15 per share or $178 million. These uses were partially offset by (i) proceeds from the issuance of commercial paper of $232 million, (ii) proceeds from the exercise of stock options of $102 million and (iii) excess tax benefits from share-based compensation of $32 million. Net cash used for financing activities of $369 million for the thirty-nine weeks ended October 29, 2005 primarily included the repurchase of 10.4 million shares of common stock for $233 million and quarterly dividend payments of $0.15 per share, or $182 million, partially offset by proceeds from the exercise of stock options.

Capital Expenditures

Capital expenditures amounted to $418 million and $391 million for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively, of which approximately $259 million and $252 million, respectively, were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to investments in technology and infrastructure to support growth.

Contingent Liabilities and Contractual Obligations

As of October 28, 2006, the Company’s contingent liabilities included approximately $214 million of remaining lease and lease related guarantees related to the divestiture of several former subsidiaries. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of a material liability being triggered under these guarantees is remote.

The Company’s contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact the Company’s short and long-term liquidity and capital resource needs. During the third quarter of 2006, the Company issued commercial paper to meet working capital requirements. There have been no other significant changes in the Company’s contractual obligations since January 28, 2006, other than those which occur in the normal course of business (primarily changes in the Company’s merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of the Company’s operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating this interpretation to determine the impact on the Company’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long-lived assets, claims and contingencies, income taxes and revenue recognition. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. There have been no significant changes to the critical accounting policies and estimates disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk of the Company’s financial instruments as of October 28, 2006 has not significantly changed since January 28, 2006. Information regarding the Company’s financial instruments and market risk as of January 28, 2006 is disclosed in the Company’s 2005 Annual Report on Form 10-K.

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

Changes in internal control over financial reporting. In July 2006, Bath & Body Works implemented new supply chain management and finance (including a new general ledger) systems and related processes as the second phase in an enterprise wide systems implementation. Various controls were modified due to the new systems. Additionally, the Company implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of its financial statements during the post-implementation phase. The Company believes that the system and process changes will enhance internal control over financial reporting in future periods. There were no other changes in the Company’s internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table outlines the Company’s repurchases of its common stock during the thirteen weeks ended October 28, 2006 (thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value that May Yet Be Purchased (3)
August	679	$25.62	629	$92,346
September	601	$26.48	600	$76,466
October	356	$28.34	354	$66,437

Total	1,636	$26.53	1,583	$66,437

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	In February 2006, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. During August 2006, the Company completed this program having repurchased 4.0 million shares of its common stock at an average price per share of approximately $25.09. In June 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Through October 28, 2006, 1.2 million additional shares have been repurchased under these programs for $34 million at an average price of $26.85. Through November 24, 2006, 0.1 million additional shares have been repurchased under this program for $2.9 million at an average price of $29.71.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER

Not applicable.

Item 6. EXHIBITS

Exhibits.
15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

99.1	Press Release dated November 15, 2006 announcing earnings for the third quarter 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ MARTYN R. REDGRAVE
Martyn R. Redgrave Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Date: December 1, 2006