Form 10-K
period 2007-02-03
LIMITED BRANDS INC
filed 2007-04-03
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $8,506,244,312.

Number of shares outstanding of the registrant’s Common Stock as of March 23, 2007: 399,639,580.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2007 Annual Meeting of Shareholders to be held on May 21, 2007, are incorporated by reference.

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

GENERAL.

Limited Brands, Inc. (the “Company” or “we”) operates in the highly competitive specialty retail business. Our stores are located primarily in the in the United States but we also have international operations. The Company sells women’s intimate apparel, personal care and beauty products, women’s and men’s apparel and accessories. The Company sells merchandise at its retail stores, which are primarily mall-based, and through e-commerce and catalogue direct response channels.

DESCRIPTION OF OPERATIONS.

As of February 3, 2007, the Company conducted its business in three primary segments: Victoria’s Secret, Bath & Body Works and Apparel.

VICTORIA’S SECRET

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories marketed under the Victoria’s Secret and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores and direct response channels (e-commerce and catalogue). Through its e-commerce site, www.VictoriasSecret.com, and catalogue, certain of Victoria’s Secret’s merchandise may be purchased worldwide.

In January 2007, the Company completed its acquisition of La Senza Corporation (“La Senza”) for $600 million. La Senza is a Canadian specialty retailer offering lingerie and sleepwear as well as apparel for girls in the 7-14 year age group. In addition, independently owned La Senza stores operate in 34 other countries. The acquisition of La Senza supports our objective of enhancing our capabilities to pursue our strategic growth goals internationally. The results of La Senza are included in the Victoria’s Secret segment. For additional information see Note 16 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

The Victoria’s Secret segment had net sales of $5.139 billion in 2006 and operated 1,003 stores in the United States and 323 stores in Canada.

BATH & BODY WORKS

The Bath & Body Works segment sells personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names in addition to third-party brands. Bath & Body Works merchandise is sold at retail stores, through its e-commerce site, www.bathandbodyworks.com, and catalogue.

Bath & Body Works, which also operates C.O. Bigelow and the White Barn Candle Company stores, had net sales of $2.556 billion in 2006 and operated 1,546 stores nationwide.

APPAREL BUSINESSES

The Apparel segment sells women’s and men’s apparel through Express and Limited Stores.

Express is a specialty retailer positioned as a young, sexy and sophisticated brand for both work and casual wear among fashion forward women and men. Express had net sales of $1.749 billion in 2006 and operated 658 stores nationwide.

Limited Stores is a mall-based specialty store retailer. Limited Stores’ strategy is to focus on sophisticated sportswear for modern American women. Limited Stores had net sales of $493 million in 2006 and operated 260 stores nationwide.

OTHER

Henri Bendel operates two specialty stores in New York, New York and Columbus, Ohio which feature fashion and personal care products for sophisticated women. The business had net sales of $42 million in 2006. The Company also operates six Diva London stores which sell accessories to a target market of women ages 18 to 34.

Additional information about the Company’s business, including its net sales and profits for the last three years and selling square footage, is set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. For the financial results of the Company’s reportable operating segments, see Note 16 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

The following chart reflects the retail businesses and the number of company operated stores in operation for each business at February 3, 2007 and January 28, 2006.

	Number of Stores
	February 3, 2007	January 28, 2006
Victoria’s Secret
Victoria’s Secret Stores	1,003	998
La Senza (a)	323	—

Total Victoria’s Secret	1,326	998
Bath & Body Works	1,546	1,555
Apparel Businesses
Express Women’s	195	327
Express Men’s	69	113
Express Dual Gender	394	303

Total Express	658	743
Limited Stores	260	292

Total Apparel businesses	918	1,035
Henri Bendel	2	2
Diva London	6	—

Total	3,798	3,590

(a)	As of February 3, 2007, the Company also has global representation through 339 independently owned “La Senza” and “La Senza Girl” stores operating in 34 countries under 12 license agreements.

The following table shows the changes in the number of retail stores operated by the Company for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	Acquired/ Disposed Businesses		End of Year
2002	4,614	108	(174)	(512	)(a)	4,036
2003	4,036	24	(149)	—		3,911
2004	3,911	39	(171)	—		3,779
2005	3,779	50	(239)	—		3,590
2006	3,590	52	(169)	325	(b)	3,798

(a)	Represents New York & Company (formerly Lerner New York) stores at November 27, 2002, the date of sale to a third-party.
(b)	Represents the stores acquired in the La Senza acquisition on January 12, 2007.

The Company also owns Mast Industries, Inc. (“Mast”), an apparel importer which is a significant supplier of merchandise for Victoria’s Secret, Express and Limited Stores. The Company also owns Beauty Avenues (“Beauty Avenues”), a personal care sourcing company serving both Victoria’s Secret and Bath & Body Works. Mast and Beauty Avenues also have $650 million of sales to third-parties in 2006 and their operating results are included in Other in our segment reporting. For additional information, see Note 16 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

During fiscal year 2006, the Company purchased merchandise from over 1,000 suppliers located throughout the world. In addition to purchases through Mast and Beauty Avenues, the Company purchases merchandise directly in foreign and domestic markets. Excluding Mast and Beauty Avenues, no supplier provided 10% or more of the Company’s merchandise purchases.

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

The Company’s operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of net sales in 2006, 2005 and 2004. Accordingly, cash requirements are highest in the third quarter as the Company’s inventory builds in advance of the holiday season.

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

COMPETITION.

The sale of intimate apparel, personal care and beauty products, women’s and men’s apparel and accessories through retail stores is a highly competitive business with numerous competitors, including individual and chain fashion specialty stores, department stores and discount retailers. Brand image, marketing, fashion design, price, service, fashion assortment and quality are the principal competitive factors in retail store sales. The Company’s direct response businesses compete with numerous national and regional e-commerce and catalogue merchandisers. Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in e-commerce and catalogue sales.

The Company is unable to estimate the number of competitors or its relative competitive position due to the large number of companies selling intimate apparel, personal care and beauty products, women’s and men’s apparel and accessories through retail stores, catalogues and e-commerce.

ASSOCIATE RELATIONS.

On February 3, 2007, the Company employed approximately 125,500 associates, 105,100 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

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

ITEM 1A. RISK FACTORS.

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. These risk factors may be important to understanding any statement in this Form 10-K, other filings or in any other discussions of the Company’s business. The following information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and related notes included in this report.

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

Seasonal fluctuations also affect the Company’s inventory levels, since it usually orders merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. The Company must carry a significant amount of inventory, especially before the holiday season selling period. If the Company is not successful in selling inventory, it may have to sell the inventory at significantly reduced prices or it may not be able to sell the inventory at all, which in each case may further adversely affect profitability.

The Company may be unable to compete favorably in its highly competitive segment of the retail industry.

The sale of intimate and other apparel, personal care products and accessories is highly competitive. The Company competes for sales with a broad range of other retailers, including individual and chain fashion specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, the Company also competes with direct marketers that sell similar lines of merchandise and who target customers through e-commerce and catalogue. Direct marketers also include traditional store-based retailers like the Company who are competing in the e-commerce and catalogue distribution channels. The Company’s direct response businesses compete with numerous national and regional e-commerce and catalogue merchandisers. Brand image, marketing, fashion design, price, service, quality, image presentation and fulfillment are all competitive factors in both the store-based and direct response channels.

Some of the Company’s competitors may have greater financial, marketing and other resources available to them. In many cases, the Company’s competitors sell their products in department stores that are located in the same shopping malls as the Company’s stores. In addition to competing for sales, the Company competes for favorable site locations and lease terms in shopping malls.

Increased competition could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company may not be able to keep up with fashion trends and may not be able to launch new product lines successfully.

The Company’s success depends in part on management’s ability to effectively anticipate and respond to changing fashion tastes and consumer demands and to translate market trends into appropriate, saleable product offerings far in advance of the actual time of sale to the customer. Customer tastes and fashion trends change rapidly. If the Company is unable to successfully anticipate, identify or react to changing styles or trends and misjudges the market for its products or any new product lines, the Company’s sales will be lower potentially resulting in significant amounts of unsold finished goods inventory. In response, the Company may be forced to increase its marketing promotions or price markdowns, which could have a material adverse effect on its business. The Company’s brand image may also suffer if customers believe merchandise misjudgments indicate that the Company is no longer able to identify and offer the latest fashions.

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

The Company purchases products through contract manufacturers and importers and directly from third-party manufacturers. Similar to most other specialty retailers, the Company has narrow sales window periods for much of its inventory. Factors outside the Company’s control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company relies significantly on foreign sources of production and maintains operations in foreign countries.

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

The Company may face labor shortages or increased labor costs which could adversely affect its growth and operating results.

Labor is a significant component in the cost of operating the Company’s stores. If the Company faces labor shortages or increased labor costs because of increased competition for employees, higher employee turnover rates, increases in the federal minimum wage or increases in other employee benefits costs, its operating expenses could increase and its growth could be adversely affected. The Company’s success depends in part upon its ability to attract, motivate and retain a sufficient number of qualified employees.

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

The Company is currently implementing modifications and upgrades to the information technology systems for merchandise, distribution, e-commerce and support systems, including finance. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. The Company is aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions. The launch of these successor systems will take place in a phased approach over an approximate five year period that began in 2005. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on the Company’s operations.

The Company relies significantly on its information technology systems.

The Company’s success depends, in part, on the secure and uninterrupted performance of its information technology systems. The Company’s computer systems as well as those of its service providers are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of the Company’s servers and those of its service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions the Company has taken, unanticipated problems may nevertheless cause failures in the Company’s information technology systems. Sustained or repeated system failures that interrupt the Company’s ability to process orders and deliver products to the stores in a timely manner could have a material adverse effect on the Company’s operations, controls and reporting.

The Company’s results can be adversely affected by market disruptions.

Market disruptions due to severe weather conditions, natural disasters, health hazards, terrorist activities or the prospect of these events can affect consumer spending and confidence levels and adversely affect the Company’s results or prospects in affected markets. The receipt of proceeds under any insurance the Company maintains for these purposes may be delayed or the proceeds may be insufficient to fully offset its losses.

The Company’s results may be adversely affected by fluctuations in the price of oil.

Prices of oil have fluctuated dramatically in the past. These fluctuations may result in an increase in the Company’s transportation costs for distribution, utility costs for its retail stores and costs to purchase product from its manufacturers. A continual rise in oil prices could adversely affect consumer spending and demand for the Company’s products and increase its operating costs, both of which could have a material adverse effect on the Company’s financial condition and results of operations.

The Company’s licensees could take actions that could harm our business or brands.

The Company has global representation through independently owned La Senza stores operating under license agreements. Although we have criteria to evaluate and screen prospective licensees, we are limited in the amount of control we can exercise over our licensees and the quality of licensed operations may be diminished by any number of factors beyond our control. Licensees may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Our brand image and reputation may suffer materially and our sales could decline if our licensees do not operate successfully.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The following table sets forth the location, use and size of the Company’s distribution, corporate and product development facilities as of February 3, 2007:

Location	Use	Approximate Square Footage
Columbus, Ohio	Corporate, distribution and shipping	6,118,000
New York, New York	Office, sourcing and product development	778,000
Kettering, Ohio	Call center	93,000
Rio Rancho, New Mexico	Call center	75,000
Paramus, New Jersey	Research and development and office	38,000
Hong Kong	Office and sourcing	68,000
Montreal, Quebec, Canada	Office, distribution and shipping	276,000
Various foreign locations	Office and sourcing	102,000

United States

The Company’s business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York, New York; Kettering, Ohio; Rio Rancho, New Mexico; and Paramus, New Jersey.

The distribution and shipping facilities owned by the Company consist of seven buildings located in the Columbus, Ohio area. These buildings, including attached office space, comprise approximately 6.1 million square feet.

As of February 3, 2007, the Company operates 3,475 retail stores in the United States, located in leased facilities, primarily in malls and shopping centers. A substantial portion of these lease commitments consist of store leases generally with an initial term of ten years. The leases expire at various dates between 2007 and 2022.

Typically, when space is leased for a retail store in a shopping center, all improvements, including interior walls, floors, ceilings, fixtures and decorations, are supplied by the Company. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide a construction allowance to fund all or a portion of the cost of improvements serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. Certain operating costs such as common area maintenance, utilities, insurance and taxes are typically paid by the Company. For additional information, see Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

International

Canada

The Company’s international business is principally conducted from owned and leased office, distribution and shipping facilities located in the Montreal, Quebec area. Additional leased office facilities are located in Toronto, Ontario.

The distribution and shipping facilities owned by the Company consist of two buildings located in the Montreal area. These buildings, including attached office space, comprise approximately 276,000 square feet. Additionally, the Company leases additional office facilities in the Montreal area comprised of approximately 100,000 square feet.

As of February 3, 2007, the Company operates 323 retail stores located in leased facilities, primarily in malls and shopping centers throughout the Canadian provinces. A substantial portion of these lease commitments consist of store leases generally with an initial term of ten years. The leases expire at various dates between 2007 and 2020.

Other International

As of February 3, 2007, the Company also has global representation through 339 independently owned “La Senza” and “La Senza Girl” stores operating in 34 countries under 12 license agreements.

The Company also operates small sourcing-related office facilities in various foreign locations.

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

Leslie H. Wexner, 69, has been Chairman of the Board of Directors of the Company for more than thirty years and its Chief Executive Officer since he founded the Company in 1963.

Leonard A. Schlesinger, 54, has been a member of the Board of Directors of the Company since 1996 and became Vice Chairman and Chief Operating Officer of the Company in February 2003. Mr. Schlesinger was Executive Vice President and Chief Operating Officer from March 2001 until February 2003 and Executive Vice President, Organization, Leadership and Human Resources from October 1999 until March 2001.

Martyn R. Redgrave, 54, has been Executive Vice President and Chief Administrative Officer of the Company since March 2005. In addition, Mr. Redgrave has been Chief Financial Officer of the Company since September 2, 2006.

Sharen J. Turney, 50, has been the Chief Executive Officer and President of Victoria’s Secret Megabrand and Intimate Apparel since July 16, 2006. Ms. Turney was previously Chief Executive Officer of Victoria’s Secret Direct from May 2000 to July 2006.

Jay M. Margolis, 58, has been Group President of Apparel for the Company since January 2005.

Mark A. Giresi, 49, has been Executive Vice President, Retail Operations, since May 2005. Mr. Giresi was Senior Vice President and Chief Stores Officer from December 2001 until May 2005 and Vice President, Store Operations from February 2000 until December 2001.

Jane L. Ramsey, 49, has been Executive Vice President, Human Resources, of the Company since April 30, 2006. Ms. Ramsey was previously Vice President, Human Resources Intimate Brands Corporation from July 1999 to April 2003 and Senior Vice President, Chief Talent Officer from April 2003 to May 2004. In addition, Ms. Ramsey was Senior Vice President, Enterprise Integration from May 2004 to April 2006.

All of the above officers serve at the discretion of the Board of Directors of the Company and are members of the Limited Brands Executive Committee.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock (“LTD”) is traded on the New York Stock Exchange. On February 3, 2007, there were approximately 70,000 shareholders of record. However, including active associates who participate in the Company’s stock purchase plan, associates who own shares through Company-sponsored retirement plans and others holding shares in broker accounts under street names, the Company estimates the shareholder base to be approximately 205,000.

The Company’s quarterly market prices and cash dividends per share for 2006 and 2005 were as follows:

	Market Price		Cash Dividend Per Share
	High	Low
Fiscal Year 2006
Fourth quarter	$32.60	$26.16	$0.15
Third quarter	29.74	24.21	0.15
Second quarter	28.48	23.54	0.15
First quarter	25.95	22.80	0.15

Fiscal Year 2005
Fourth quarter	$23.85	$19.50	$0.15
Third quarter	25.50	18.81	0.15
Second quarter	24.76	19.30	0.15
First quarter	25.26	21.51	0.15

The following graph shows the changes, over the past five-year period, in the value of $100 invested in Common Stock, the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index. The plotted points represent the closing price on the last day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG LIMITED BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX

*$100 INVESTED IN STOCK OR IN INDEX AT THE CLOSING PRICE ON 2/2/02 – INCLUDING REINVESTMENT OF DIVIDENDS.

The following table outlines the Company’s repurchases of its common stock during the fourth quarter ended February 3, 2007 (thousands, except per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(3)	Maximum Number of Shares (or approximate Dollar value) that May Yet Be Purchased(3)
November	104	$29.81	97	$63,540
December	22	29.48	—	63,540
January	158	27.58	147	59,498

Total	284	$28.54	244	$59,498

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of the Company’s stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	In February 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. During August 2006, the Company completed this program having repurchased 4.0 million shares of its common stock at an average price per share of approximately $25.09. In June 2006, the Company’s Board of Directors authorized the repurchase of an additional $100 million of the Company’s common stock. Through February 3, 2007, 1.5 million additional shares have been repurchased under this program at an average price of $27.11.

ITEM 6. SELECTED FINANCIAL DATA.

(Millions except per share amounts, ratios, store and associate data)	2006(a)(b)	2005(c)	2004	2003	2002(d)
Summary of Operations
Net sales	$10,671	$9,699	$9,408	$8,934	$8,445
Gross profit	$4,013	$3,480	$3,394	$3,255	$3,094
Gross profit as a percentage of net sales	37.6%	35.9%	36.1%	36.4%	36.6%
Operating income (e)	$1,176	$986	$1,027	$963	$838
Operating income as a percentage of net sales	11.0%	10.2%	10.9%	10.8%	9.9%
Income before cumulative effect of changes in accounting principle (f)	$675	$666	$705	$717	$496
Income before cumulative effect of changes in accounting principle as a percentage of net sales	6.3%	6.9%	7.5%	8.0%	5.9%
Cumulative effect of changes in accounting principle (b)(c)	$1	$17	—	—	—
Net income (f)	$676	$683	$705	$717	$496
Per Share Results
Net income per basic share:
Income before cumulative effect of changes in accounting principle	$1.71	$1.66	$1.50	$1.38	$0.97
Net income per basic share	$1.71	$1.70	$1.50	$1.38	$0.97
Net income per diluted share:
Income before cumulative effect of changes in accounting principle	$1.68	$1.62	$1.47	$1.36	$0.95
Net income per diluted share	$1.68	$1.66	$1.47	$1.36	$0.95
Dividends per share (g)	$0.60	$0.60	$1.71	$0.40	$0.30
Weighted average diluted shares outstanding	403	411	479	526	522
Other Financial Information
Total assets	$7,093	$6,346	$6,089	$7,880	$7,246
Return on average assets	10%	11%	10%	9%	8%
Working capital	$1,062	$1,209	$1,233	$3,045	$2,347
Current ratio	1.6	1.8	1.9	3.2	2.9
Capital expenditures	$548	$480	$431	$293	$306
Long-term debt	$1,665	$1,669	$1,646	$648	$547
Other long-term liabilities	$520	$452	$447	$444	$455
Debt-to-equity ratio	56%	68%	70%	12%	11%
Shareholders’ equity	$2,955	$2,471	$2,335	$5,266	$4,860
Return on average shareholders’ equity	25%	28%	19%	14%	13%
Comparable store sales increase (decrease) (h)(i)	7%	(1%)	4%	4%	3%
Stores and Associates at End of Year
Number of stores (i)	3,798	3,590	3,779	3,911	4,036
Selling square feet (Thousands) (i)	15,719	15,332	15,801	16,038	16,297
Number of associates	125,500	110,000	115,300	111,100	98,900

(a)	Fifty-three week fiscal year.

(b)	On January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. See additional discussion in Note 13 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

The cumulative effect of adopting SFAS No. 123(R) was $0.7 million, net of tax of $0.4 million, and was recognized as an increase to net income in the Consolidated Statement of Income as of the beginning of the first quarter of 2006.

(c)	During the fourth quarter of 2005, the Company changed its inventory valuation method. Previously, inventories were principally valued at the lower of cost or market, on a weighted-average cost basis, using the retail method. Commencing in 2005, inventories are principally valued at the lower of cost or market, on a weighted-average cost basis, using the cost method. See additional discussion in Note 2 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

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

(d)	As a result of its sale on November 27, 2002, New York & Company’s (formerly Lerner New York) operating results have been reflected as discontinued operations. Accordingly, New York & Company’s results are excluded for 2002. In 2002, New York & Company’s reported net income was $6 million, or $0.01 per diluted share.

(e)	Operating income includes the effect of the following items:
(i)	In 2006, $26 million in incremental share-based compensation expense related to the adoption of SFAS 123(R). See additional discussion in Note 13 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data;
(ii)	In 2005, $30 million related to initial recognition of income related to unredeemed gift cards. See additional discussion in Note 1 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data;
(iii)	In 2004, a $61 million charge to correct the Company’s accounting for straight-line rent and the depreciation and amortization of leasehold improvements and certain landlord allowances. See additional discussion in Note 1 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data;
(iv)	In 2002, a $34 million charge for vested stock awards related to the Intimate Brands Inc. (“IBI”) recombination.

(f)	In addition to the items previously discussed in (e), net income includes the effect of the following items:
(i)	In 2005, a favorable one-time tax benefit of $77 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act and pretax interest income of $40 million related to an Internal Revenue Serivice tax settlement. See additional discussion in Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data;
(ii)	In 2004, pretax non-operating gains of $90 million related to New York & Company and $18 million related to Galyan’s Trading Company, Inc. (“Galyan’s”). See additional discussion in Notes 1 and 4 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data;
(iii)	In 2003, pretax non-operating gains of $208 million related to Alliance Data Systems Corporation (“ADS”);
(iv)	In 2002, pretax non-operating gains of $6 million related to Charming Shoppes, Inc.

(g)	In 2004, dividends per share include a special dividend of $1.23 per share. See additional discussion in Note 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

(h)	A store is typically included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(i)	Company operated stores (excludes independently owned La Senza stores).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Executive Overview

Limited Brands, Inc. (the “Company” or “we”) operates in the highly competitive specialty retail business. The Company sells women’s intimate apparel, personal care and beauty products, women’s and men’s apparel and accessories. The Company sells merchandise at its retail stores, which are primarily mall-based, and through direct response channels (e-commerce and catalogue).

Strategy

The Company’s strategy centers on its mission to build a family of the world’s best fashion retail brands whose well-told stories create loyal customers and deliver sustained growth for our stakeholders. The strategy will be executed using differentiated capabilities including merchant vision, retail experiences, portfolio management, open innovation, talent management and enterprise infrastructure that allows the Company to deliver quality products to the customer cost-effectively and efficiently. The Company is focused on offering emotionally engaging shopping experiences driven by a differentiated and relevant assortment of product brands. Our brands represent a multi-dimensional portfolio competing across multiple categories, channels, customer segments and geographies.

To execute the strategy, the Company is focused on six key strategic imperatives:

1) Growth of core retail brands in current channels and geographies, focusing on growth through comparable store sales increases and sales productivity gains within our current footprint. In addition, we will continue to close unproductive Apparel stores and convert Express single gender stores to dual gender formats.

2) Expansion of core retail brands into new channels and geographies, seeking to expand the Company’s presence beyond its current footprint by increasing store count and square footage at Victoria’s Secret and Bath & Body Works and through international expansion. Based on favorable returns from larger Victoria’s Secret store formats, in 2007 we will begin implementing a plan to increase the square footage of our average Victoria’s Secret store by about 50%. Specifically, the Company plans to open 35 new stores and remodel another 105 stores to the new larger store design. We anticipate total square footage will increase between 8% and 10% in 2007. At Bath & Body Works, we plan to open approximately 55 new stores in 2007, resulting in a square footage increase of approximately 3%. The 2006 acquisition of La Senza extends the Company’s presence into Canada and provides an international network in 34 other countries as the Company begins to contemplate international expansion for our other brands. We plan to open 32 new La Senza stores in 2007, resulting in square footage growth of 12%.

3) Incubation and growth of new concepts, including PINK, Intimissimi, White Barn Candle Company, C.O. Bigelow and accessories at Henri Bendel and Diva London.

4) Investment in infrastructure to support future growth, focusing on two primary initiatives:

•	The enterprise-wide multi-year project to standardize and upgrade our technology in three areas: shared services, customer relationship marketing and supply chain management;

•	Construction of a new distribution facility and development of new front-end technology to support the growth of our direct businesses.

5) Attracting, developing and retaining talent across all disciplines.

6) Proactive management of our capital structure, focusing on the continued return of excess free cash flow to our shareholders through dividends and share repurchases, while also making incremental investments back into the business to support all of the previously described imperatives.

Summary of 2006 Results

The Company’s operating results are generally impacted by changes in the overall U.S. economy, and therefore, management monitors the retail environment using, among other things, certain key industry performance indicators such as the University of Michigan Consumer Sentiment Index (which measures consumers’ views on the future course of the U.S. economy), the National Retail Traffic Index (which measures traffic levels in approximately 250 malls nationwide) and National Retail Sales (which reflects sales volumes of 5,000 businesses as measured by the U.S. Census Bureau). These indices provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist management in assessing the Company’s performance as well as the potential impact of industry trends on its future operating results.

We utilize the retail calendar for reporting. As such, the results for fiscal years 2006, 2005 and 2004 represent the fifty-three week period ended February 3, 2007 and the fifty-two week periods ended January 28, 2006 and January 29, 2005, respectively. The 2006 fourth quarter consists of a fourteen week period versus a thirteen week period in 2005. The extra week accounted for approximately $171 million, or 5%, in incremental sales in the fourth quarter.

For the fifty-three week year ended February 3, 2007, operating income increased 19% primarily due to a significant improvement in operating income at Express. Operating income also increased at Victoria’s Secret and Bath & Body Works. For the fourth quarter ended February 3, 2007, operating income increased 5% due to increases in all operating segments.

Victoria’s Secret’s increase in sales and operating income for the year and fourth quarter were driven by continued sales growth in the PINK sub-brand and new bra launches that featured the Secret Embrace and Infinity Edge technologies. Sales growth outpaced operating income performance as the brand focused on initiatives to drive customer trial, increase customer loyalty and increase market share.

Bath & Body Works’ increase in sales and operating income for the year and fourth quarter were driven by increases in newly introduced Signature Collection fragrances and expense leverage across all categories.

Although Apparel experienced decreases in sales in the year and fourth quarter, its operating income improved significantly during the year and fourth quarter driven by a significant improvement in gross profit at Express. Express reasserted itself with its customer by offering a more fashionable merchandise assortment with appropriate price points.

Financial Data by Segment

The following summarized financial data compares reported 2006 sales and operating income results to the comparable periods for 2005 and 2004:

				% Change
Net Sales (Millions)	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Victoria’s Secret Stores	$3,700	$3,222	$3,113	15%	4%
La Senza (a)	23	—	—	nm	nm
Victoria’s Secret Direct	1,416	1,226	1,119	16%	10%

Total Victoria’s Secret	5,139	4,448	4,232	16%	5%
Bath & Body Works	2,556	2,285	2,169	12%	5%

Express	1,749	1,794	1,913	(3%)	(6%)
Limited Stores	493	545	577	(10%)	(6%)

Total Apparel businesses	2,242	2,339	2,490	(4%)	(6%)
Other (b)	734	627	517	17%	21%

Total net sales	$10,671	$9,699	$9,408	10%	3%

Operating Income (c)
Victoria’s Secret	$958	$886	$799	8%	11%
Bath & Body Works	456	403	400	13%	1%
Apparel	27	(92)	16	129%	nm
Other (b)	(265)	(211)	(188)	(26%)	(12%)

Total operating income	$1,176	$986	$1,027	19%	(4%)

(a)	Includes the results of La Senza from the date of acquisition, January 12, 2007.
(b)	Other includes Corporate, Mast, Beauty Avenues and Henri Bendel.
(c)	2006 and 2005 results are reported on the cost method of accounting for inventory valuation. 2004 results are reported on the retail method.
nm	not meaningful

The following tables compare 2006 comparable store sales and store data to the comparable periods for 2005 and 2004:

Comparable Store Sales	2006	2005	2004
Victoria’s Secret	11%	1%	9%

Bath & Body Works	10%	4%	12%

Express	(1%)	(8%)	(8%)
Limited Stores	(4%)	(2%)	(5%)

Total Apparel businesses	(2%)	(6%)	(7%)

Henri Bendel	1%	(12%)	9%

Total comparable store sales	7%	(1%)	4%

				% Change
Store Data	2006	2005	2004	2006 vs. 2005	2005 vs. 2004
Sales per average selling square foot
Victoria’s Secret Stores (a)	$731	$653	$648	12%	1%
Bath & Body Works	$697	$637	$611	9%	4%
Apparel	$352	$333	$331	6%	1%

Sales per average store (Thousands)
Victoria’s Secret Stores (a)	$3,698	$3,224	$3,097	15%	4%
Bath & Body Works	$1,613	$1,453	$1,367	11%	6%
Apparel	$2,296	$2,087	$1,989	10%	5%

Average store size (Selling square feet)
Victoria’s Secret Stores (a)	5,111	5,011	4,863	2%	3%
Bath & Body Works	2,331	2,296	2,266	2%	1%
Apparel	6,541	6,497	6,081	1%	7%

Total selling square feet (Thousands)
Victoria’s Secret Stores (a)	5,126	5,001	4,868	3%	3%
Bath & Body Works	3,604	3,570	3,556	1%	0%
Apparel	6,005	6,724	7,340	(11%)	(8%)

(a)	Victoria’s Secret Stores data does not include the results of La Senza, which was acquired on January 12, 2007.

	Victoria’s Secret			Bath & Body Works			Apparel
Number of Stores (a)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Beginning of year	998	1,001	1,009	1,555	1,569	1,604	1,035	1,207	1,297
Opened	24	15	13	20	17	10	2	18	15
Closed	(21)	(18)	(21)	(29)	(31)	(45)	(119)	(190)	(105)
Acquired (b)	325	—	—	—	—	—	—	—	—

End of year	1,326	998	1,001	1,546	1,555	1,569	918	1,035	1,207

(a)	Excludes Henri Bendel store locations (2 in 2006, 2005 and 2004) and Diva London store locations (6 in 2006).
(b)	Represents stores acquired in the La Senza acquisition on January 12, 2007.

Net Sales

Fourth Quarter

2006 compared to 2005

Net Sales Fourth Quarter 2006 vs. 2005 (Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2005 Net sales	$1,581	$1,049	$746	$166	$3,542
Comparable store sales	115	92	8	—	215
Sales associated with new, closed and non-comparable remodeled stores, net	70	18	(10)	—	78
La Senza	23	—	—	—	23
Direct channels	75	16	—	—	91
Mast third-party sales and other	—	—	—	76	76

2006 Net sales	$1,864	$1,175	$744	$242	$4,025

At Victoria’s Secret, the 10% increase in comparable store sales and in total sales was driven by growth in the PINK sub-brand as well as growth in sleepwear, core lingerie and beauty categories. The growth in PINK was driven by loungewear, panties and accessories, while the growth in core lingerie was driven by bras. The growth in the bra category was driven by new products featuring the Secret Embrace and Infinity Edge technologies. Growth in beauty was the result of continued momentum of the Dream Angles Desire fragrance and the Beauty Rush color line. Victoria’s Secret Direct achieved an 18% increase in sales driven by double digit growth in intimate apparel and clothing.

At Bath & Body Works, the 9% increase in comparable store sales was primarily driven by increases in the Signature Collection due to the introduction of new fragrances as well as strong sales performance during the semi-annual sale which was extended into mid-January. Incremental sales from the Temptations product line and continued growth of the Dr. Wexler product line launched during the third quarter of 2005 also contributed to sales growth.

At the Apparel businesses, the 1% increase in comparable store sales was driven by a 3% increase at Express. The increase at Express was primarily due to increased sales in sweaters and woven tops, a strong clearance event and a favorable response to early Spring merchandise. Limited Stores experienced a 4% decrease in comparable store sales, primarily driven by significant declines in woven tops and sweaters, offset partially by increases in jackets, skirts, woven shirts and dresses.

The net increase in sales in other was primarily driven by an increase in Mast sales to third-party customers.

2005 compared to 2004

Net Sales Fourth Quarter 2005 vs. 2004 (Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2004 Net sales	$1,470	$1,006	$713	$139	$3,328
Comparable store sales	36	12	28	—	76
Sales associated with new, closed and non-comparable remodeled stores, net	22	1	(9)	—	14
Direct channels	53	14	—	—	67
Gift card breakage	—	16	14	—	30
Mast third-party sales and other	—	—	—	27	27

2005 Net sales	$1,581	$1,049	$746	$166	$3,542

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

At Bath & Body Works, the 1% increase in comparable store sales was primarily driven by incremental sales from the launch of the American Girl and Breathe Body Care product lines during 2005, as well as by products launched last year, including C.O. Bigelow and Le Couvent des Minimes. Declines in the fragrant body care and home fragrance product lines partially offset its sales increase. An increase in gift-with-purchase and purchase-with-purchase promotions also partially supported the sales increases.

At the Apparel businesses, the 4% increase in comparable store sales was driven by a 6% increase at Express. The increase at Express can be primarily attributed to increased sales in denim and knit tops as the focus shifted to a more balanced offering between casual and wear-to-work, with appropriate price points. Decreases in pants and sweaters partially offset these increases. Limited Stores experienced a 1% decrease in comparable store sales, primarily driven by significant declines in pants and woven tops.

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

Net Sales

Full Year

2006 compared to 2005

Net Sales 2006 vs. 2005 (Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2005 Net sales	$4,448	$2,285	$2,339	$627	$9,699
Comparable store sales	335	205	(36)	—	504
Sales associated with new, closed and non-comparable remodeled stores, net	143	26	(61)	—	108
La Senza	23	—	—	—	23
Direct channels	190	40	—	—	230
Mast third-party sales and other	—	—	—	107	107

2006 Net sales	$5,139	$2,556	$2,242	$734	$10,671

At Victoria’s Secret, both the increase in comparable store sales of 11% and the increase in total sales were driven by growth in all categories, including core lingerie, beauty and the PINK sub-brand. The sales were supported by several bra launches throughout the year, including the Angels Secret Embrace, Body by Victoria IPEX Wireless, Very Sexy Infinity Edge Push-up and Secret Embrace Demi. The increase in the beauty category was primarily driven by continued growth in the Garden body care line and incremental sales from beauty launches, including Very Sexy Make Up, Beauty Rush Lip Gloss and Eye Shadows and Dream Angels Desire fragrance. The 16% increase in sales at Victoria’s Secret Direct was driven by growth across all major categories.

At Bath & Body Works, the 10% increase in comparable store sales was primarily driven by increases in the Signature Collection due to the introduction of new fragrances more frequently throughout the year. Additionally, incremental sales from the Temptations product line and continued growth in the Dr. Wexler, Antibacterial and Breathe Body Care product lines contributed to sales growth.

At the Apparel business, the 2% decrease in comparable store sales primarily resulted from declines during the first three quarters of the year. At Express, these results reflect the impact of the significant promotional and clearance activity that occurred in 2005. The 4% decline in Limited Stores comparable store sales was driven by declines in pants, sweaters and woven tops, partially offset by increases in dresses, jackets and skirts.

The net sales increase in other was primarily driven by an increase in volume of Mast sales to third-party customers versus 2005.

2005 compared to 2004

Net Sales 2005 vs. 2004 (Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2004 Net sales	$4,232	$2,169	$2,490	$517	$9,408
Comparable store sales	25	73	(135)	—	(37)
Sales associated with new, closed and non-comparable remodeled stores, net	84	12	(30)	—	66
Direct channels	107	15	—	—	122
Gift card breakage	—	16	14	—	30
Mast third-party sales and other	—	—	—	110	110

2005 Net sales	$4,448	$2,285	$2,339	$627	$9,699

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

Gross Profit

Fourth Quarter

2006 compared to 2005

For the fourth quarter of 2006, the gross profit rate (expressed as a percentage of net sales) decreased to 40.1% from 40.8% in 2005 driven by a decline in merchandise margin partially offset by buying and occupancy expense leverage.

At Victoria’s Secret, the gross profit rate decreased primarily due to a reduction in merchandise margin rates, partially offset by an improvement in the buying and occupancy expense rate. The reduction in merchandise margin rate was driven by increased markdowns due to the clearance of selected merchandise that missed sales expectations and increased levels of promotional direct mailings to drive an increase in market share. The merchandise margin rate also declined partially due to a shift in the mix of business from core lingerie and beauty to PINK, loungewear and sleepwear and the expansion of the Company’s multiple pricing offers for panties. Additionally, buying and occupancy expense was leveraged on a 10% increase in comparable store sales.

At Bath & Body Works, the gross profit rate decreased compared to last year driven by a decrease in merchandise margin rate partially offset by leverage in buying and occupancy. The reduction in merchandise margin rate to last year was driven by a mix of promotional transaction driving activity and better than expected performance of the semi-annual sale. Additionally, buying and occupancy expense was leveraged on a 9% increase in comparable store sales.

At the Apparel businesses, the gross profit rate increased due to improvement in merchandise margin at Express. The improvement in merchandise margin rate was driven by lower product costs and reduced markdowns. Additionally, buying and occupancy expense was leveraged on a 1% increase in comparable store sales.

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

At the Apparel businesses, the gross profit rate increased over last year due to improvement in the buying and occupancy rate, partially offset by a reduction in the merchandise margin rate at Express. The reduction in the merchandise margin rate was driven by the change to the weighted-average cost method of accounting for inventory valuation that more than offset an increase in merchandise margin due to lower markdowns and initial recognition of gift card breakage at Express. The buying and occupancy expense was higher in 2004 as compared to 2005 due to the one-time lease accounting correction. Additionally, buying and occupancy expense was leveraged on a 4% increase in comparable store sales.

Gross Profit

Full Year

2006 compared to 2005

In 2006, the gross profit rate (expressed as a percentage of net sales) increased to 37.6% from 35.9% in 2005 driven by an increase in the merchandise margin rate at the Apparel brands offset partially by a decline in the merchandise margin rate at Victoria’s Secret. The buying and occupancy expense rate improved across all operating segments driven primarily by leverage achieved at Victoria’s Secret and Bath & Body Works on double digit comparable store sales increases at both brands.

At Victoria’s Secret, the gross profit rate decreased due to a reduction in the merchandise margin rate driven by markdowns associated with strategic marketing activities designed to drive trial, build brand loyalty and increase market share. The reduction in the merchandise margin rate was partially offset by buying and occupancy expense leverage achieved on a 11% increase in comparable store sales.

At Bath & Body Works, the gross profit rate was flat compared to last year. The buying and occupancy expense rate improved, but was offset by a reduction in the merchandise margin rate. The reduction in the merchandise margin rate was due to increased promotional activity to drive transactions and the performance of the semi-annual sale events. Buying and occupancy expense was leveraged on a 10% increase in comparable store sales.

At the Apparel businesses, the gross profit rate increased significantly over last year driven by lower product costs and reduced markdowns at Express. Additionally, buying and occupancy expense was leveraged despite the 2% decline in comparable store sales.

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

General, Administrative and Store Operating Expenses

Fourth Quarter

2006 compared to 2005

For the fourth quarter of 2006, the general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 22.0% from 21.2% last year, driven by incremental spending on technology and process initiatives to support future growth, higher incentive compensation which is tied to improved performance for the Fall season, and incremental stock option expense related to the adoption of SFAS No. 123(R).

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

General, Administrative and Store Operating Expenses

Full Year

2006 compared to 2005

In 2006, the general, administrative and store operating expense rate increased to 26.6% from 25.7% in 2005. The increase was primarily driven by: 1) increased marketing expenses primarily at Victoria’s Secret; 2) increases in incentive compensation expense due to improved performance; 3) investments in technology and process improvement initiatives to support future growth; and 4) incremental stock compensation expense related to the Company’s adoption of Statement of Financial Accounting Standards No. 123 (R).

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

Interest Expense

The average daily borrowings and average borrowing rates for the fourth quarters and years ended February 3, 2007, January 28, 2006, and January 29, 2005 were as follows:

	Fourth Quarter			Year
(Millions)	2006	2005	2004	2006	2005	2004
Average daily borrowings	$1,776	$1,705	$1,474	$1,711	$1,666	$863
Average borrowing rate	5.9%	5.7%	5.6%	5.9%	5.5%	6.1%

In 2006, the Company incurred interest expense of $28 million and $102 million for the fourth quarter and the year, respectively, compared to $25 million and $94 million for the same periods in 2005. The fourth quarter increase was driven by an increase in average borrowings and the average borrowing rates partially offset by a reduction in the bank facility fee from 0.15% to 0.10% of the committed amount per year. The increase in average borrowings resulted primarily from the issuance of commercial paper. The full year increase resulted from an increase in average borrowings and the average borrowing rate (see Note 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

In 2005, the Company incurred interest expense of $25 million and $94 million for the fourth quarter and the year, respectively, compared to $21 million and $58 million for the same periods in 2004. The fourth quarter increase was driven by an increase in average borrowings and the average borrowing rate. The full year increase resulted from an increase in average borrowings, partially offset by a decrease in average effective borrowing rates resulting from the addition of the Company’s 5.25% $500 million notes during the third quarter of 2004 and $500 million variable rate term loan during the fourth quarter of 2004 (see Note 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Interest Income

In 2006, interest income was $4 million and $25 million for the fourth quarter and the full year, respectively, compared to $49 million and $62 million for the same periods in 2005. The decrease in both the fourth quarter and the year was primarily the result of a $40 million tax settlement in 2005 (see Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data) and decreases in the average invested cash balances.

In 2005, interest income was $49 million and $62 million for the fourth quarter and the full year, respectively, compared to $7 million and $30 million for the same periods in 2004. The increase in both the fourth quarter and year was driven by interest of $40 million related to a tax settlement.

Other Income (Loss)

In 2006, other income (loss) for the fourth quarter and the year was $2 million and $(2) million, respectively, compared to $4 million and $3 million for the same periods in 2005.

In 2005, other income (loss) for the fourth quarter and the year was $4 million and $3 million, respectively, compared to $4 million and $99 million for the same periods in 2004. The full year decrease primarily relates to gains in 2004 of $90 million related to the early collection of the New York & Company note receivable, New York & Company’s purchase of its warrants held by the Company and additional proceeds from the New York & Company initial public offering (see Note 4 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Gains on Sale of Investees’ Stock

During the second quarter of 2004, the Company sold its remaining ownership interest in Galyan’s Trading Company, Inc. (“Galyan’s”) for $65 million, resulting in a pretax gain of $18 million. Prior to the sale of Galyan’s shares, the Company accounted for its investment using the equity method.

Provision for Income Taxes

In 2006, the Company’s effective tax rate for the fourth quarter and the year was 37.7% and 38.5%, respectively, compared to 28.0% and 30.4% for the same periods in 2005. The rate increase for both 2006 periods was primarily due to a favorable one-time tax benefit of $77 million related to the repatriation of foreign earnings that occurred in 2005 under the provisions of the American Jobs Creation Act. The 2006 fourth quarter and annual effective tax rate from on going operations decreased due to the resolution of certain state tax matters. For additional information, see Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. In addition, the Company has funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. In the fourth quarter of 2006, the Company issued commercial paper under the Facility for the short-term funding of the Company’s peak working capital needs. The average balance during the quarter was $99 million. The Company repaid the commercial paper within the fourth quarter. In conjunction with the acquisition of La Senza, the Company entered into a $400 million bridge facility (the “Bridge Facility”) which expires January 2008. The Company did not draw on the Bridge Facility during the year ended February 3, 2007 or during the period from February 3, 2007 through March 23, 2007. The Company financed the acquisition of La Senza with cash on-hand as of the January 12, 2007 acquisition date.

In addition to the facilities described above, the Company has available a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities may be issued. As of March 23, 2007, no securities have been issued under this registration statement.

The Company’s operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday period, accounted for approximately one–third of net sales in 2006, 2005 and 2004. Accordingly, cash requirements are highest in the third quarter as the Company’s inventory builds in anticipation of the holiday period. The holiday period then generates a substantial portion of the Company’s operating cash flow for the year.

A summary of the Company’s working capital position and capitalization as of February 3, 2007, January 28, 2006, and January 29, 2005 was as follows:

Working Capital Position and Capitalization (Millions)	2006	2005	2004
Cash provided by operating activities	$600	$1,081	$933
Working capital	$1,062	$1,209	$1,233
Capitalization
Long-term debt	$1,665	$1,669	$1,646
Shareholders’ equity	2,955	2,471	2,335

Total capitalization	$4,620	$4,140	$3,981

Additional amounts available under long-term credit agreements	$1,000	$1,030	$1,000

The Company considers the following to be relevant measures of liquidity and capital resources:

Liquidity and Capital Resources	2006	2005	2004
Debt-to-equity ratio	56%	68%	70%
(Long-term debt divided by shareholders’ equity)
Debt-to-capitalization ratio	36%	40%	41%
(Long-term debt divided by total capitalization)
Cash flow to capital investment	109%	225%	216%
(Net cash provided by operating activities divided by capital expenditures)

Operating Activities

In 2006, the decrease in net cash provided by operating activities compared to 2005 was driven primarily by an increase in inventories. The Company deliberately increased inventory levels during the year to meet the following objectives: 1) at Victoria’s Secret, increases related to new product launches in core lingerie and beauty, initiatives to increase market share and build brand loyalty and an initiative to improve in-stock inventory positions; 2) at Bath & Body Works, increases related primarily to investments in safety stocks of seasonless basics in anticipation of the supply chain system conversion that occurred mid-year as well as an initiative to improve in-stock inventory positions.

In 2005, the increase in net cash provided by operating activities compared to 2004 was primarily driven by an increase in net income (excluding the non-cash 2004 gains related to New York & Company and Galyan’s Trading Company, Inc.) and changes in working capital.

Investing Activities

In 2006, investing activities primarily included $548 million in capital expenditures (see “Capital Expenditures” section) and $572 million related to the acquisition of La Senza.

In 2005, investing activities primarily included $480 million in capital expenditures (see “Capital Expenditures” section), $22 million related to strategic investments in several personal care companies and $4 million related to non-operating real estate investments.

Financing Activities

In 2006, the Company had the following financing activities: (i) cash payments of $193 million related to the repurchase of 8 million shares of common stock during the year at a weighted-average price of $24.98 under the Company’s November 2005, February 2006 and June 2006 share repurchase programs, (ii) quarterly dividend payments of $0.15 per share, or $238 million and (iii) repayment of long-term debt of $7 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $153 million and excess tax benefits on share-based compensation of $46 million.

In 2005, the Company had the following financing activities: (i) cash payments of $380 million related to the repurchase of 17 million shares of common stock during the year at a weighted-average price of $22.49 under the Company’s February, May, August and November 2005 share repurchase programs and (ii) quarterly dividend payments of $0.15 per share, or $242 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $64 million and a $30 million draw on a line of credit at Mast (see discussion below).

The Company has available a $1 billion unsecured revolving credit facility (the “Facility”), none of which was used as of February 3, 2007. The Facility is available to support the Company’s commercial paper and letter of credit programs, which may be used from time to time to fund working capital and other general corporate requirements. Borrowings outstanding under the Facility, if any, are due in March 2011. Fees payable under the Facility are based on the Company’s long-term credit ratings, and, at February 3, 2007, were 0.10% of the committed amount per year. The Facility also requires the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibits certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of February 3, 2007.

In connection with the acquisition of La Senza and expanding internationally, the Company entered into a $400 million bridge facility (the “Bridge Facility”) in January 2007. Borrowings under the Bridge Facility, if any, are due in January 2008. There were no borrowings outstanding as of February 3, 2007. Fees payable under the Bridge Facility are based on the Company’s long-term credit ratings, and are currently 0.10% of the committed amount per year. Interest on borrowings from the Bridge Facility is calculated at LIBOR plus a credit spread.

In January 2006, Mast Industries (Far East) Limited, a wholly-owned subsidiary of Limited Brands, Inc., entered into a $60 million unsecured revolving credit facility (the “Mast Credit Facility”). During 2006, $30 million was drawn on the facility while the remaining $30 million expired in March 2006. The credit facility is available for general corporate purposes including the funding of dividends to Limited Brands, Inc. The interest rate is 5.84% including annual fees payable under the facility of 0.05% on the outstanding principal amounts which totaled $23 million as of February 3, 2007. Borrowings under this facility are due in equal semi-annual installments through the maturity date of the facility in January 2010.

Capital Expenditures

Capital expenditures totaled $548 million, $480 million and $431 million in 2006, 2005 and 2004, respectively. In each of the years, $311 million, $298 million and $381 million were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to investments in new growth concepts and increased spending on technology and infrastructure to support growth.

The Company anticipates spending approximately $790 to $815 million for capital expenditures in 2007, the majority of which relates to the remodeling of and improvements to existing stores and opening new stores. The Company expects to open about 125 new store locations and to close about 143 store locations. Our new stores will be primarily Victoria’s Secret and BBW, while we will primarily be closing unproductive Express stores. Additional spending will relate to new financial and operational systems and investments in the Company’s Direct businesses, including technology and a new distribution center and additional home office spending driven primarily by consolidating the majority of our New York offices to one location. The Company expects that 2007 capital expenditures will be funded principally by net cash provided by operating activities.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $59 million at February 3, 2007 and $65 million at January 28, 2006.

Included in the Company’s Easton investments is an equity interest in Easton Town Center, LLC (“ETC”), an entity that owns and has developed a commercial entertainment and shopping center. The Company’s investment in ETC, which the Company accounts for using the equity method, was $4 million at February 3, 2007 and $10 million at January 28, 2006. The Company has a majority financial interest in ETC, but another member that is unaffiliated with the Company is the managing member. Certain significant decisions regarding ETC require the consent of the unaffiliated members in addition to the Company.

Total assets of ETC were approximately $240 million as of February 3, 2007 and $244 million as of January 28, 2006. ETC’s principal funding source is a $290 million secured bank loan, of which $221 million was outstanding at February 3, 2007. The loan is payable in full on May 31, 2010, with the option of two 12–month extensions if certain requirements are met.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $195 million related to lease payments of Abercrombie & Fitch, Tween Brands Inc. (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015 (see Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses, and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liability being triggered under these guarantees is remote.

The following table includes aggregated information about the Company’s contractual obligations. These contractual obligations impact the Company’s short and long-term liquidity and capital resource needs. The table includes information about payments due under specified contractual obligations, aggregated by type of contractual obligation, including the maturity profile of the Company’s long-term debt, operating leases and other long-term liabilities as of February 3, 2007.

	Payments Due by Period
Contractual Obligations (Millions)	Total	Less than 1 Year	1 –3 Years	4 – 5 Years	More than 5 Years	Other
Long-term debt obligations (1)	$2,794	$109	$219	$687	$1,779	$—
Operating lease obligations (2)	3,761	564	993	842	1,362	—
Purchase obligations (3)	1,538	1,396	93	38	11
Other liabilities (4)	218	11	19	9	—	179

Total	$8,311	$2,080	$1,324	$1,576	$3,152	$179

(1)	Long-term debt obligations relate to principal and interest payments for the Company’s outstanding notes, debentures and Term Loan and line of credit borrowings (see Note 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data). Interest payments have been estimated based on the coupon rate for fixed rate obligations or the variable rate in effect at February 3, 2007 for the Term Loan and the Mast Credit Facility. Interest obligations exclude amounts which have been accrued through February 3, 2007.
(2)	Operating lease obligations primarily relate to minimum payments due under store lease agreements (see Note 8 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).
(3)	Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(4)	Other liabilities primarily include future payments relating to the Company’s nonqualified supplemental retirement plan and have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution (see Note 14 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data).

Off Balance Sheet Arrangements

Other than those disclosed, the Company has no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. The Company is finalizing its evaluation of this interpretation but expects to record a decrease of up to $12 million to retained earnings upon adoption.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long-lived assets, claims and contingencies, income taxes and revenue recognition. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management has discussed the development and selection of its critical accounting policies and estimates with the Audit Committee of its Board of Directors and believes the following assumptions and estimates are most significant to reporting its results of operations and financial position.

Inventories

Inventories are principally valued at the lower of cost or market, on a weighted-average cost basis. The Company records valuation adjustments to its inventories if the cost of specific inventory items on hand exceeds the amount the Company expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected by adjustments to these estimates.

Another significant estimate related to inventories is an adjustment for estimated physical inventory losses that have occurred since the date of the last physical inventory. This estimate is based on management’s analysis of historical results and operating trends.

Management does not believe that the assumptions used in these estimates will change significantly based on prior experience. However, a 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $2 million for the year ended February 3, 2007. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for the year ended February 3, 2007.

Valuation of Long-lived Assets

Property and equipment and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows from the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined by the discounted future cash flows of the asset. Factors used in the valuation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life.

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

Claims and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. The Company’s determination of the treatment of claims and contingencies in the Consolidated Financial Statements is based on management’s view of the expected outcome of the applicable claim or contingency. The Company consults with legal counsel on matters related to litigation and seeks input from both internal and external experts within and outside the Company with respect to matters in the ordinary course of business. The Company accrues a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, disclosure of a material claim or contingency is made in the Notes to the Consolidated Financial Statements.

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

Revenue Recognition

While the Company’s recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy of the Company. The Company recognizes revenue upon customer receipt of the merchandise. For e-commerce and catalogue revenues, the Company estimates shipments that have not been received by the customer based on shipping terms and historical delivery times. The Company also provides a reserve for projected merchandise returns based on prior experience.

All of the Company’s brands sell gift cards with no expiration dates. The Company recognizes income from gift cards when they are redeemed by the customer. In addition, the Company recognizes income on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage rate based on historical redemption patterns. During the fourth quarter of 2005, the Company accumulated enough historical data to determine the gift card breakage rate at both Express and Bath & Body Works. Once the breakage rate is determined, it is recognized over a 36-month period based on historical redemption patterns of each brand’s gift cards. Gift card breakage is included in net sales in the Consolidated Statements of Income.

During the fourth quarter of 2005, the Company recognized $30 million in pretax income related to the initial recognition of gift card breakage at Express and Bath & Body Works. The Company will recognize gift card breakage at our other businesses when adequate historical data exists.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The market risk inherent in the Company’s financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates.

The Company’s foreign exchange rate exposure is primarily the result of the January 2007 acquisition of La Senza Corporation, whose operations are conducted primarily in Canada. To mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate, the Company entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans.

The Company uses derivative financial instruments like the cross-currency swaps to manage exposure to foreign exchange rates. The Company does not use derivative financial instruments for trading purposes.

Management believes the Company’s exposure to interest rate risk associated with financial instruments (such as investments and borrowings) is not material.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the Company’s long-term debt was $1.6 billion compared to the carrying value of $1.7 billion at both February 3, 2007 and January 28, 2006. The aggregate fair value of foreign currency swap arrangements was $3 million at February 3, 2007.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

The Company cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, the Company’s future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect the Company’s financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by the Company or management: risks associated with general economic conditions, consumer confidence and consumer spending patterns; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; risks associated with the seasonality of the Company’s business; risks associated with the highly competitive nature of the retail industry generally and the segments in which we operate particularly; risks related to consumer acceptance of the Company’s products and the Company’s ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance the Company’s brand image; risks associated with the Company’s ability to retain, hire and train key personnel and management; risks associated with the possible inability of the Company’s manufacturers to deliver products in a timely manner or meet quality standards; risks associated with the Company’s reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, risks related to political instability, risks associated with legal and regulatory matters, risks related to duties, taxes, other charges and quotas on imports, risks related to local business practices, potential delays or disruptions in shipping and related pricing impacts and political issues and risks related to currency and exchange rates; risks associated with the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms; risks associated with labor shortages or increased labor costs; risks associated with increases in the costs of mailing, paper and printing; risks associated with our ability to service any debt we incur from time to time as well as the requirements the agreements related to such debt impose upon us; risks associated with the Company’s reliance on information technology, including risks related to the implementation of new information technology systems and risks related to utilizing third parties to provide information technology services; risks associated with severe weather conditions, natural disasters or health hazards; risks associated with rising energy costs; and risks associated with independent licensees. The Company is not under any obligation and does not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIMITED BRANDS, INC.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2006, 2005 and 2004 represent the fifty-three week period ended February 3, 2007 and the fifty-two week periods ended January 28, 2006 and January 29, 2005, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 3, 2007.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Limited Brands, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Limited Brands, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limited Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Limited Brands, Inc. and subsidiaries maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Limited Brands, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended February 3, 2007 of Limited Brands, Inc. and subsidiaries, and our report dated March 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 28, 2007

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Shareholders of

Limited Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limited Brands, Inc. and subsidiaries at February 3, 2007 and January 28, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2005 the Company changed its method of accounting for inventories. Also, as discussed in Note 13 to the consolidated financial statements, in 2006 the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Limited Brands, Inc. and subsidiaries’ internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 28, 2007

CONSOLIDATED STATEMENTS OF INCOME

(Millions except per share amounts)	2006	2005	2004
Net sales	$10,671	$9,699	$9,408
Costs of goods sold, buying and occupancy	(6,658)	(6,219)	(6,014)

Gross profit	4,013	3,480	3,394
General, administrative and store operating expenses	(2,837)	(2,494)	(2,367)

Operating income	1,176	986	1,027
Interest expense	(102)	(94)	(58)
Interest income	25	62	30
Other (loss) income	(2)	3	99
Gain on sale of investees’ stock	—	—	18

Income before income taxes and cumulative effect of changes in accounting principle	1,097	957	1,116
Provision for income taxes	422	291	411
Income before cumulative effect of changes in accounting principle	675	666	705
Cumulative effect of changes in accounting principle, net of taxes of $0.4 and $11 in 2006 and 2005, respectively	1	17	—

Net income	$676	$683	$705

Net income per basic share:
Income before cumulative effect of changes in accounting principle	$1.71	$1.66	$1.50
Cumulative effect of changes in accounting principle	—	.04	—

Net income per basic share	$1.71	$1.70	$1.50

Net income per diluted share:
Income before cumulative effect of changes in accounting principle	$1.68	$1.62	$1.47
Cumulative effect of changes in accounting principle	—	.04	—

Net income per diluted share	$1.68	$1.66	$1.47

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

(Millions except per share amounts)	February 3, 2007	January 28, 2006
ASSETS
Current assets
Cash and cash equivalents	$500	$1,208
Accounts receivable	176	182
Inventories	1,770	1,160
Other	325	234

Total current assets	2,771	2,784
Property and equipment, net	1,862	1,615
Goodwill	1,676	1,357
Trade names and other intangible assets, net	642	447
Other assets	142	143

Total assets	$7,093	$6,346

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$593	$535
Accrued expenses and other	897	790
Income taxes	219	250

Total current liabilities	1,709	1,575
Deferred income taxes	173	146
Long-term debt	1,665	1,669
Other long-term liabilities	520	452
Minority interest	71	33
Shareholders’ equity:
Preferred stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common stock—$0.50 par value; 1,000 shares authorized; 524 shares issued in 2006 and 2005; 398 and 395 shares outstanding in 2006 and 2005	262	262
Paid-in capital	1,565	1,597
Accumulated other comprehensive (loss) income	(17)	(6)
Retained earnings	4,277	3,839
Less: treasury stock, at average cost; 126 and 129 shares in 2006 and 2005	(3,132)	(3,221)

Total shareholders’ equity	2,955	2,471

Total liabilities and shareholders’ equity	$7,093	$6,346

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Millions except per share amounts)	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Average Cost	Total Shareholders’ Equity
	Shares Outstanding	Par Value
Balance, January 31, 2004	518	$262	$1,674	$(1)	$3,418	$(87)	$5,266

Comprehensive income (loss):
Net income	—	—	—	—	705	—	705
Realized loss on fair value hedge	—	—	—	(5)	—	—	(5)

Total comprehensive income (loss)	—	—	—	(5)	705	—	700
Special dividend ($1.23 per share)	—	—	—	—	(500)	—	(500)
Cash dividends ($0.48 per share)	—	—	—	—	(225)	—	(225)
Repurchase of common stock	(125)	—	—	—	—	(3,115)	(3,115)
Exercise of stock options and other	14	—	(25)	—	—	234	209

Balance, January 29, 2005	407	$262	$1,649	$(6)	$3,398	$(2,968)	$2,335

Comprehensive income (loss):
Net income	—	—	—	—	683	—	683

Total comprehensive income (loss)	—	—	—	—	683	—	683
Cash dividends ($0.60 per share)	—	—	—	—	(242)	—	(242)
Repurchase of common stock	(17)	—	—	—	—	(390)	(390)
Exercise of stock options and other	5	—	(52)	—	—	137	85

Balance, January 28, 2006	395	$262	$1,597	$(6)	$3,839	$(3,221)	$2,471

Comprehensive income (loss):
Net income	—	—	—	—	676	—	676
Foreign currency translation	—	—	—	(7)	—	—	(7)
Unrealized loss on foreign currency cash flow hedge	—	—	—	(3)	—	—	(3)
Reclassification of foreign currency cash flow hedge to earnings	—	—	—	(3)	—	—	(3)
Other	—	—	—	2	—	—	2

Total comprehensive income (loss)	—	—	—	(11)	676	—	665
Cash dividends ($0.60 per share)	—	—	—	—	(238)	—	(238)
Repurchase of common stock	(7)	—	—	—	—	(183)	(183)
Exercise of stock options and other	10	—	(32)	—	—	272	240

Balance, February 3, 2007	398	$262	$1,565	$(17)	$4,277	$(3,132)	$2,955

The accompanying Notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)	2006	2005	2004
Operating Activities
Net income	$676	$683	$705
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of changes in accounting principle	(1)	(17)	—
Depreciation and amortization	316	299	333
Excess tax benefits from share-based compensation	(46)	—	—
Straight-line rent adjustment	—	—	31
Gain on sale of third-party warrants	—	—	(65)
Gain on early collection of long-term note receivable	—	—	(25)
Gain on sale of investees’ stock	—	—	(18)
Gains on sales of assets	(16)	(1)	(10)
Deferred income taxes	(43)	(76)	47
Stock compensation expense	37	11	9
Tax benefit on the exercise of non-qualified stock options	—	15	32
Changes in assets and liabilities, net of assets and liabilities from acquisitions:
Accounts receivable	18	(54)	(14)
Inventories	(545)	10	(194)
Accounts payable, accrued expenses and other	115	92	105
Income taxes payable	16	55	(54)
Other assets and liabilities	73	64	51

Net cash provided by operating activities	600	1,081	933

Investing Activities
Capital expenditures	(548)	(480)	(431)
Proceeds from settlement of long-term note receivable	—	—	75
Proceeds from sale of New York & Company warrants	—	—	66
Proceeds from sale of investees’ stock	—	—	65
Acquisition of La Senza Corporation, net of cash acquired of $28	(572)	—	—
Other acquisitions	(8)	—	(27)
Other investing activities	35	(26)	25

Net cash used for investing activities	(1,093)	(506)	(227)

Financing Activities
Proceeds from issuance of debt	—	30	998
Repayment of long-term debt	(7)	—	—
Repurchase of common stock	(193)	(380)	(3,115)
Dividends paid	(238)	(242)	(724)
Excess tax benefits from share-based compensation	46	—	—
Proceeds from exercise of stock options and other	177	64	166

Net cash used for financing activities	(215)	(528)	(2,675)

Net (decrease) increase in cash and cash equivalents	(708)	47	(1,969)
Cash and cash equivalents, beginning of year	1,208	1,161	3,130

Cash and cash equivalents, end of year	$500	$1,208	$1,161

The accompanying Notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Limited Brands, Inc. (the “Company”) sells women’s intimate apparel, personal care and beauty products, women’s and men’s apparel and accessories under various trade names through its specialty retail stores in the United States and Canada (primarily mall based) and direct response channels (catalogue and e–commerce).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s Consolidated Financial Statements also include less than 100% owned variable interest entities where the Company is designated as the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities”.

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

Fiscal Year

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2006, 2005 and 2004 represent the fifty–three week period ended February 3, 2007 and the fifty-two week periods ended January 28, 2006 and January 29, 2005, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. Accounts payable includes $110 million and $154 million of outstanding checks at February 3, 2007 and January 28, 2006, respectively.

Inventories

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market. Prior to 2005, inventories were principally valued at the lower of cost, as determined by the weighted-average retail inventory method, or market (see Note 2).

Store Supplies

The initial shipment of selling–related supplies (primarily hangers, signage and security tags) is capitalized on the store opening date. Subsequent shipments are expensed. Store supplies are adjusted as appropriate for changes in actual quantities or costs. Store supplies are included in other current assets in the accompanying Consolidated Balance Sheets.

Direct Response Advertising

The Company capitalizes the direct costs of producing and distributing its catalogues and amortizes the costs over the expected future revenue stream, which is generally three months from the date catalogues are mailed.

Capitalized direct response advertising costs of $34 million at February 3, 2007 and January 28, 2006 are included in other current assets in the accompanying Consolidated Balance Sheets. All other advertising costs are expensed at the time the promotion first appears in media or in the store. Catalogue and advertising costs amounted to $603 million in 2006, $517 million in 2005 and $492 million in 2004.

Property and Equipment

Depreciation and amortization of property and equipment is computed on a straight–line basis, using the following useful lives:

Software, including software developed for internal use	3 - 7 years
Store related assets	3 - 10 years
Leasehold improvements	Shorter of lease term or 10 years
Non-store related building and site improvements	10 -15 years
Other property and equipment	20 years
Buildings	30 years

When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income. Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful lives are capitalized.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the undiscounted future cash flows related to the property and equipment are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined through discounted cash flows analysis. Factors used in the valuation of property and equipment include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected future cash flows.

Goodwill and Intangible Assets

The Company has certain intangible assets resulting from business acquisitions that are recorded at cost. Intangible assets subject to amortization are amortized primarily on a straight-line basis over their respective estimated useful lives, ranging from 4 to 20 years, and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Intangible assets not subject to amortization are reviewed for impairment at least annually by comparing the carrying value to the estimated fair value.

Goodwill, representing the excess of the purchase price over the fair value of the net assets acquired, is not subject to periodic amortization. Goodwill is reviewed for impairment at least annually and may be reviewed more frequently if certain events occur or circumstances change. Goodwill is reviewed for impairment by comparing each reporting unit’s carrying value to its estimated fair value.

Factors used in the valuation of intangible assets and goodwill include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows.

Leases and Leasehold Improvements

For leases that contain predetermined fixed escalations of the minimum rentals and/or rent abatements subsequent to taking possession of the leased property, the Company recognizes the related rent expense on a straight–line basis and records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits, which are included in other long–term liabilities. The liability for predetermined fixed escalations of the minimum rentals and/or rent abatements amounted to $98 million and $94 million at February 3, 2007 and January 28, 2006, respectively.

Landlord allowances received upon entering into certain store leases are recorded as a long–term deferred credit and are amortized on a straight–line basis as a reduction to rent expense over the lease term. The unamortized portion of landlord allowances is included in other long–term liabilities and amounted to $185 million and $170 million at February 3, 2007 and January 28, 2006, respectively.

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

The Company evaluated the impact of these revised accounting practices from a quantitative and qualitative perspective. From a quantitative perspective, had the revised accounting practices been applied retroactively, reported pretax income from continuing operations would have increased by $7 million in 2004. Additionally, these corrections do not impact the Company’s historical or future cash flows or the timing of lease related payments. From a qualitative perspective, the retroactive application of these revised accounting practices would not have had a significant impact on earnings trends, individual segment results, earnings expectations or debt covenants or other contractual requirements. Based on this evaluation, the Company concluded that a restatement of prior period results was not required as the impact of these corrections was not material to the Company’s historical results or cash flows.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposure to foreign exchange rates. The Company does not use derivative financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) as amended, which requires that all derivative instruments be recorded on the Consolidated Balance Sheet at fair value.

The Company’s foreign exchange rate exposure is primarily the result of the January 2007 acquisition of La Senza Corporation (see Note 3), whose operations are conducted primarily in Canada. To mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate, the Company entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans.

The cross-currency interest rate swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset foreign currency transaction gains and losses recognized on the intercompany loans. The aggregate fair value of foreign currency swap arrangements was $3 million at February 3, 2007 and is included in other long-term liabilities on the Consolidated Balance Sheet.

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

Self Insurance

The Company is self–insured for medical, worker’s compensation, general liability and automobile benefits up to certain stop–loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.

Minority Interest

Minority interest on the accompanying Consolidated Balance Sheets represents the portion of equity interests of consolidated affiliates not owned by the Company.

Revenue Recognition

The Company recognizes sales upon customer receipt of the merchandise, which for e–commerce and catalogue revenues reflects an estimate of shipments that have not yet been received by the customer based on shipping terms and estimated delivery times. Shipping and handling revenues are included in net sales and the related costs are included in costs of goods sold, buying and occupancy. The Company also provides a reserve for projected merchandise returns based on prior experience. Net sales excludes sales tax collected from customers.

The Company’s brands sell gift cards with no expiration dates. The Company recognizes income from gift cards when they are redeemed by the customer. In addition, the Company recognizes income on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage rate based on historical redemption patterns. During the fourth quarter of 2005, the Company accumulated enough historical data to determine the gift card breakage rate at both Express and Bath & Body Works. Once the breakage rate is determined, breakage is recognized over a 36 month period based on historical redemption patterns of each brand’s gift cards. Gift card breakage is included in net sales in the Consolidated Statements of Income.

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

General, Administrative and Store Operating Expenses

General, administrative and store operating expenses primarily include payroll and benefit costs for the Company’s store–selling and administrative departments (including corporate functions), marketing, advertising and other operating expenses not specifically categorized elsewhere in the Consolidated Statements of Income.

Gain on Sale of Investees’ Stock

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

Shares utilized for the calculation of basic and diluted earnings per share for the years ending February 3, 2007, January 28, 2006 and January 29, 2005 were as follows:

(Millions)	2006	2005	2004
Common shares issued	524	524	524
Treasury shares	(128)	(121)	(54)

Basic shares	396	403	470
Effect of dilutive options and restricted stock	7	8	9

Diluted shares	403	411	479

The computation of earnings per diluted share excludes options to purchase approximately 6 million, 6 million and 1 million shares of common stock in 2006, 2005 and 2004, respectively, because the impact of such options would have been antidilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of gains and losses on derivative instruments, unrealized gains and losses on available-for-sale investments, and foreign currency translation adjustments. The cumulative gains and losses on derivative instruments, unrealized gains and losses on available-for-sale investments, and foreign currency translation adjustments are included in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity.

The following table gives additional detail regarding the composition of accumulated other comprehensive income (loss) at February 3, 2007 and January 28, 2006:

(Millions)	2006	2005
Foreign currency translation	$(7)	$—
Unrealized loss on cash flow hedge	(6)	—
Realized loss on cash flow hedge	(4)	(5)
Unrealized losses on available-for-sale investments	—	(1)

Total accumulated other comprehensive income (loss)	$(17)	$(6)

Recently Issued Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 in the first quarter of 2007. The Company is finalizing its evaluation of this interpretation but expects to record a decrease of up to $12 million to retained earnings upon adoption.

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates and the Company revises its estimates and assumptions as new information becomes available.

2. Changes in Accounting Principle

During 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). See Note 13 for additional information.

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

The cumulative effect of this change was $17 million, net of tax of $11 million. This change was recognized as an increase to net income in the Consolidated Statement of Income as of the beginning of the first quarter of 2005. In addition to the $17 million cumulative impact recognized as of the beginning of the first quarter, the effect of the change during 2005 was to decrease net income by $4 million, or $0.01 per diluted share. The reported results for periods prior to fiscal 2005 have not been restated.

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

3. Acquisition of La Senza Corporation

On January 12, 2007, the Company completed the acquisition of 100% of the stock of La Senza Corporation (“La Senza”) for $600 million, including transaction costs of $8 million. The acquisition was financed through the use of existing cash and was accounted for as a purchase, with results of operations included in the Consolidated Financial Statements since the date of acquisition. La Senza is a Canadian specialty retailer offering lingerie and sleepwear as well as apparel for girls in the 7-14 year age group. In addition, independently owned La Senza stores operate in 34 other countries under license arrangements. The acquisition of La Senza supports our objective of enhancing our capabilities to pursue our strategic growth goals internationally.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Millions)
Cash and cash equivalents	$28
Inventories	65
Property and equipment	93
Intangible assets (see Note 6)	196
Goodwill (see Note 6)	313
Other assets	70

Total assets acquired	$765

Current liabilities	$67
Deferred income taxes	71
Other liabilities	27

Total liabilities assumed	$165

Net assets acquired	$600

4. Sale of New York & Company

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

The Company will continue to provide certain corporate services to New York & Company under service agreements which expire at various dates through 2009.

5. Property and Equipment, Net

Property and equipment, net at February 3, 2007 and January 28, 2006 were as follows:

(Millions)	2006	2005
Land	$51	$54
Buildings and improvements	383	373
Furniture, fixtures, software and equipment	2,366	2,218
Leaseholds and improvements	1,288	1,203
Construction in progress	219	150

Total	4,307	3,998
Accumulated depreciation and amortization	(2,445)	(2,383)

Property and equipment, net	$1,862	$1,615

6. Goodwill, Trade Names and Other Intangible Assets, Net

The following is a rollforward of goodwill for the fiscal years ended February 3, 2007 and January 28, 2006:

(Millions)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
Balance as of January 29, 2005	$690	$621	—	$27	$1,338
Acquisitions	—	6	—	13	19
Disposals and other, net	—	—	—	—	—

Balance as of January 28, 2006	690	627	—	40	1,357
Acquisitions	313	1	—	9	323
Disposals and other, net	—	—	—	—	—
Foreign currency translation	(4)	—	—	—	(4)

Balance as of February 3, 2007	$999	$628	—	$49	$1,676

In conjunction with the January 2007 acquisition of La Senza, the Company recorded $313 million in goodwill, which is not deductible for tax purposes, $170 million in intangible assets, not subject to amortization, and $26 million related to intangible assets, subject to amortization. The intangible assets, not subject to amortization, consist of indefinite lived trade names. The intangible assets, subject to amortization, consist primarily of international licensing arrangements and favorable store operating lease agreements. These intangible assets have an estimated weighted-average amortization period of 13 years.

An additional $29 million of goodwill was recorded as a result of the Company’s acquisitions of several personal care businesses in 2006 and 2005.

The remaining balance of intangible assets, not subject to amortization, represents trade names that were recorded in connection with the acquisition of the Intimate Brands, Inc. (“IBI”) minority interest and totaled $411 million as of February 3, 2007 and January 28, 2006.

Intangible assets, subject to amortization, were as follows:

(Millions)	2006	2005
Intellectual property	$41	$41
Trademarks/brands	31	19
Licensing agreements and customer relationships	27	12
Favorable operating leases	20	9

Total	119	81
Accumulated amortization	(56)	(45)

Intangible assets, net	$63	$36

Amortization expense was $11 million in 2006, $11 million in 2005 and $8 million in 2004. Estimated future annual amortization expense will be approximately $12 million in 2007, $7 million in 2008, $6 million in 2009, 2010, and 2011 and $26 million thereafter.

7. Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $59 million at February 3, 2007 and $65 million at January 28, 2006 and are recorded in Other Assets on the Consolidated Balance Sheets.

Included in the Company’s Easton investments is an equity interest in Easton Town Center, LLC (“ETC”), an entity that owns and has developed a commercial entertainment and shopping center. The Company’s investment in ETC, which totaled $4 million at February 3, 2007 and $10 million at January 28, 2006, is accounted for using the equity method. The Company has a majority financial interest in ETC, but another member that is unaffiliated with the Company is the managing member. Certain significant decisions regarding ETC require the consent of the unaffiliated members in addition to the Company.

Total assets of ETC were approximately $240 million as of February 3, 2007 and $244 million as of January 28, 2006. ETC’s principal funding source is a $290 million secured bank loan, of which $221 million was outstanding at February 3, 2007. The loan is payable in full on May 31, 2010, with the option of two 12-month extensions if certain requirements are met.

8. Leased Facilities, Commitments and Contingencies

Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.

Rent expense for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 was as follows:

(Millions)	2006	2005	2004
Store rent:
Fixed minimum	$504	$500	$517
Contingent	72	62	56

Total store rent	576	562	573
Equipment and other	41	34	38

Gross rent expense	617	596	611
Sublease rental income	(14)	(18)	(19)

Total rent expense	$603	$578	$592

In 2004, fixed minimum store rent expense includes a $22 million pretax non-cash charge to correct the Company’s accounting for leases (see Note 1).

At February 3, 2007, the Company was committed to noncancelable leases with remaining terms generally from one to ten years. A substantial portion of these commitments consists of store leases generally with an initial term of ten years. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses. The obligations for these additional payments are excluded from the table that follows.

The Company’s minimum rent commitments under noncancelable operating leases are as follows:

(Millions)
2007	$564
2008	512
2009	481
2010	446
2011	396
Thereafter	1,362

At February 3, 2007, the Company’s future sublease income under noncancelable subleases was $22 million, which included $5 million of rent commitments related to disposed businesses under master lease arrangements.

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $195 million related to lease payments of Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liabilities being triggered under these guarantees, with respect to existing and extended leases, is remote.

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

9. Accrued Expenses and Other

Accrued expenses and other at February 3, 2007 and January 28, 2006 were as follows:

(Millions)	2006	2005
Deferred revenue	$273	$234
Compensation, payroll taxes and benefits	183	134
Taxes, other than income	92	78
Returns reserve	40	38
Insurance	31	31
Rent	45	41
Interest	26	24
Current portion of long-term debt	8	7
Other	199	203

Total accrued expenses and other	$897	$790

10. Income Taxes

The components of the Company’s provision for income taxes for the years ended February 3, 2007, January 28, 2006, and January 29, 2005 were as follows:

(Millions)	2006	2005	2004
Currently payable
Federal	$385	$363	$285
State	75	76	74
Foreign	5	5	5

Total	465	444	364
Deferred
Federal	(22)	(55)	74
State	(21)	(21)	(27)

Total	(43)	(76)	47

Benefit on repatriation of foreign earnings	—	(77)	—

Provision for income taxes	$422	$291	$411

The foreign component of pretax income, arising principally from overseas operations, was $54 million in 2006, $56 million in 2005 and $46 million in 2004.

The reconciliation between the statutory federal income tax rate and the effective tax rate for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 was as follows:

	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of Federal income tax effect	3.2%	3.6%	4.2%
Other items, net	0.3%	(0.1%)	(2.4%)

	38.5%	38.5%	36.8%
Benefit of repatriation of foreign earnings at reduced rate	—	(8.1%)	—

Effective tax rate	38.5%	30.4%	36.8%

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States.

The timing of when earnings are repatriated was a matter of dispute with the Internal Revenue Service (“IRS”). The Company successfully litigated the matter related to the 1992 to 1994 years. For the 1995 to 2002 years, the Company and the IRS negotiated a settlement that determined that a portion of the foreign earnings had been repatriated. This settlement was approved in December 2005, resulting in a tax refund of $63 million, which was recorded as an increase to deferred tax liabilities, and an interest refund of $40 million, which was reflected in interest income and accounts receivable in the Company’s 2005 financial statements and was collected in 2006.

In January 2006, the Company approved a qualifying reinvestment plan and repatriated $395 million of untaxed foreign earnings pursuant to the provisions of the American Jobs Creation Act. This repatriation resulted in a one-time tax benefit of $77 million in the fourth quarter of 2005.

The effect of temporary differences that give rise to deferred income taxes at February 3, 2007 and January 28, 2006 was as follows:

	2006			2005
(Millions)	Assets	Liabilities	Total	Assets	Liabilities	Total
Leases	$28	—	$28	$36	—	$36
Non-qualified retirement plan	67	—	67	63	—	63
Inventory	33	—	33	20	—	20
Property and equipment	—	$(80)	(80)	—	$(101)	(101)
Goodwill	—	(15)	(15)	—	(16)	(16)
Trade names and other intangibles	—	(198)	(198)	—	(148)	(148)
Undistributed earnings of foreign affiliates	—	(13)	(13)	—	(1)	(1)
State net operating losses	52	—	52	52	—	52
Valuation allowance on State net operating losses	(51)	—	(51)	(51)	—	(51)
Other, net	—	(36)	(36)	—	(39)	(39)

Total deferred income taxes	$129	$(342)	$(213)	$120	$(305)	$(185)

The table above reflects the establishment of deferred assets and liabilities related to the January 2007 acquisition of La Senza.

As of February 3, 2007, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2007 through 2026. The Company has determined that it is more likely than not that substantially all of the state net operating loss carryforwards will not be realized and, accordingly, a valuation allowance has been provided for the deferred tax asset.

Income taxes payable included net current deferred tax liabilities of $40 million at February 3, 2007 and $39 million at January 28, 2006. Income tax payments were $451 million in 2006, $298 million in 2005 and $385 million in 2004.

11. Long-term Debt

The Company’s long-term debt balance at February 3, 2007 and January 28, 2006 consisted of (millions):

	2006	2005
Term loan due March 2011. Interest rate of 5.90% at February 3, 2007	$500	$500
5.25% $500 million Notes due November 2014, less unamortized discount	499	498
6.95% $350 million Debentures due March 2033, less unamortized discount	350	349
6.125% $300 million Notes due December 2012, less unamortized discount	299	299
Credit facility due January 2010. Interest rate of 5.84% at February 3, 2007	23	30
5.30% Mortgage due August 2010	2	—

Total debt	1,673	1,676
Current portion of long-term debt	(8)	(7)

Total long-term debt	$1,665	$1,669

In connection with the acquisition of La Senza and expanding internationally, the Company entered into a $400 million bridge facility (the “Bridge Facility”) in January 2007. Borrowings under the Bridge Facility, if any, are due in January 2008. There were no borrowings outstanding as of February 3, 2007. Fees payable under the Bridge Facility are based on the Company’s long-term credit ratings, and are currently 0.10% of the committed amount per year. Interest on borrowings from the Bridge Facility is calculated at LIBOR plus a credit spread.

In January 2006, Mast Industries (Far East) Limited, a wholly-owned subsidiary of Limited Brands, Inc., entered into a $60 million unsecured revolving credit facility. During 2006, $30 million was drawn on the facility while the remaining $30 million expired in March 2006. The credit facility is available for general corporate purposes including the funding of dividends to Limited Brands, Inc. Borrowings under the credit facility are due in equal semi-annual installments through the maturity date of the credit facility in January 2010.

In October 2004, the Company issued $500 million of 5.25% notes due November 2014 utilizing a shelf registration statement. The Company also borrowed $500 million under a term loan agreement (the “Term Loan”) that became effective in November 2004. The proceeds of these borrowings were used to partially finance the Company’s $2 billion tender offer and $500 million special dividend during the fourth quarter of 2004. The principal amount outstanding under the Term Loan is due in 2011.

In conjunction with the completion of the $2 billion tender offer in the fourth quarter of 2004, the Company replaced its existing unsecured revolving credit facility with a new $1 billion unsecured revolving credit facility (the “Facility”). The Facility is available to support the Company’s commercial paper and letter of credit programs, which may be used from time to time to fund working capital and other general corporate requirements. Borrowings outstanding under the Facility, if any, are due in March 2011. There were no borrowings outstanding as of February 3, 2007 and January 28, 2006. Fees payable under the Facility are based on the Company’s long-term credit ratings, and are currently 0.10% of the committed amount per year.

The Facility and the Term Loan have several interest rate options, which are based in part on the Company’s long-term credit ratings. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of February 3, 2007.

Principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter are as follows:

(Millions)
2007	$8
2008	8
2009	7
2010	2
2011	500
Thereafter	$1,150

Cash paid for interest was $100 million in 2006, $96 million in 2005 and $46 million in 2004.

12. Shareholders’ Equity

Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years ending February 3, 2007, January 28, 2006 and January 29, 2005:

	Amount Authorized (millions)	Shares Repurchased (thousands)			Average Stock Price of Shares Repurchased within Program
Program Authorization Date		2006	2005	2004
June 2006 (a)	$100	1,494			$27.11
February 2006	$100	3,990			$25.09
November 2005 (b)	$200	1,795	6,971		$22.82
August 2005	$100		1,621		$20.30
May 2005	$100		4,476		$22.34
February 2005	$100		4,308		$23.16
October 2004 (c)	$2,000			68,965	$29.00
August 2004	$250			696	$21.04
May 2004	$100			5,142	$19.45
February 2004 (d)	$1,000			50,633	$19.75

Total Shares Repurchased		7,279	17,376	125,436

(a)	The repurchase program authorized in June 2006 included $59 million remaining as of February 3, 2007.
(b)	The repurchase program authorized in November 2005 had repurchases of $42 million in 2006 at an average stock price of $23.40 and repurchases of $158 million in 2005 at an average stock price of $22.67. This program was completed in February 2006.
(c)	The repurchase program authorized in October 2004 superseded the August 2004 program. Repurchases were made under a modified Dutch Auction tender offer. Upon completion of this tender offer, the Board of Directors declared a $500 million special dividend, or $1.23 per share, which was paid in January 2005.
(d)	Repurchases authorized in February 2004 were made under a modified Dutch Auction tender offer.

In connection with the June 2006 repurchase program, $0.3 million of share repurchases were reflected in accounts payable at February 3, 2007. The balance was settled in February 2007.

13. Share-Based Compensation

Plan Summary

The 1993 Stock Option and Performance Incentive Plan as amended (the “Plan”), which is shareholder approved, provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at the fair market value of the stock on the date of grant. Stock options have a maximum term of ten years. Stock options generally vest over 4 years with 25% vesting each year.

Restricted stock generally vests (the restrictions lapse) over a two to six year period. The Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors provides for an annual stock retainer for non-associate directors. The stock issued in conjunction with this plan has no restrictions. Under the Company’s plans, approximately 100 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 21 million options and restricted shares were available for grant at February 3, 2007.

In anticipation of SFAS 123(R), the Company did not modify the Plan or terms of any previously granted options. During 2006, the Company issued performance-based restricted stock awards. The fair value of these shares is measured on the date that the performance goals and the target number of shares are communicated. The final number of shares of performance-based restricted stock issued to each employee is determined at the end of each Spring and Fall selling seasons, based upon performance against specified financial goals. The vesting period of these awards ranges from two to three years.

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

The Company has a policy of issuing treasury shares to satisfy award exercises or conversions.

Stock Option Activity

The Company’s stock option activity for the year ended February 3, 2007 was as follows:

(Thousands, except per share amounts)	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding at January 28, 2006	34,521	$16.47
Granted	2,293	25.33
Exercised	(10,463)	14.73
Cancelled	(1,913)	20.10

Outstanding at February 3, 2007	24,438	17.75	5.5	$264,393

Vested and expected to vest at February 3, 2007 (a)	22,515	17.30	5.3	$253,598
Options exercisable at February 3, 2007	15,719	$15.35	4.1	$207,579

(a)	The number of options expected to vest takes into account an estimate of expected forfeitures.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised during the years ended February 3, 2007, January 28, 2006 and January 29, 2005 was $130 million, $43 million and $110 million, respectively.

The total fair value at grant date of option awards vested during the year ended February 3, 2007 was $39 million.

As of February 3, 2007, there was $34 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options. This cost is expected to be recognized over a weighted-average period of 2.1 years.

Cash received from stock options exercised for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 was $153 million, $64 million and $182 million, respectively. Tax benefits realized from tax deductions associated with stock options exercised for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 were $50 million, $15 million and $44 million, respectively.

Restricted Stock Activity

The Company’s restricted stock activity for the year ended February 3, 2007 was as follows:

(Thousands, except per share amounts)	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 28, 2006	1,596	$18.03
Granted	2,392	23.99
Vested	(571)	17.11
Cancelled	(314)	21.25

Unvested at February 3, 2007	3,103	$22.56

The total intrinsic value of restricted stock vested during the year ended February 3, 2007, January 28, 2006 and January 29, 2005 was $14 million, $11 million and $13 million, respectively.

The total fair value at grant date of awards vested during the year ended February 3, 2007 was $10 million.

As of February 3, 2007, there was $32 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Tax benefits realized from tax deductions associated with restricted stock vested for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 were $4 million, $4 million and $5 million, respectively.

Background on Change in Accounting Principle

On January 29, 2006, the Company adopted SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year 2006. The Company’s Consolidated Financial Statements for the year ended February 3, 2007 reflect the impact of

SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

Under the modified prospective transition method, share-based compensation expense recognized in the Company’s Consolidated Statements of Income for the period ended February 3, 2007 includes compensation expense for:

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

The weighted-average estimated fair value of stock options granted during the year ended February 3, 2007 was $7.61 per share and during the years ended January 28, 2006 and January 29, 2005 (for pro forma purposes) was $7.54 and $6.25, respectively, based on the following weighted-average assumptions:

	2006	2005	2004
Expected volatility	35%	39%	44%
Risk-free interest rate	4.8%	4.0%	3.0%
Dividend yield	2.9%	2.7%	2.6%
Expected life (years)	5.5	5.1	5.3

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

Impact of Change in Accounting Principle

Total pre-tax share-based compensation expense recognized under SFAS 123(R) for the year ended February 3, 2007 was $37 million. Share-based compensation expense of $11 million and $9 million for the years ended January 28, 2006 and January 29, 2005 related primarily to restricted stock which the Company also expensed under APB 25. The tax benefit associated with share-based compensation was $11 million, $4 million and $3 million the years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

Pre-tax share-based compensation expense included in the accompanying Consolidated Statements of Income is as follows (millions):

	2006	2005	2004
Costs of goods sold, buying and occupancy	$8	$—	$—
General, administrative and store operating expenses	29	11	9

Total	$37	$11	$9

Share-based compensation expense recognized in the Consolidated Statements of Income for the year ended February 3, 2007 is based on awards ultimately expected to vest and, accordingly, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of change in accounting principle on the Consolidated Statement of Income for the year ended February 3, 2007 of $0.7 million (net of tax of $0.4 million) relates to an estimate of forfeitures of previously recognized unvested restricted stock awards outstanding as of January 29, 2006, the date of adoption of SFAS 123(R).

The adoption of SFAS 123(R) had the following incremental impact on the Consolidated Financial Statements for the year ended February 3, 2007:

(Millions, except per share amounts):	Increase/(Decrease)
Costs of goods sold, buying and occupancy	$8
General, administrative and store operating expenses	18
Operating income	(26)
Income before income taxes	(26)
Net income	(20)

Net cash used in operating activities	$(46)
Net cash used in financing activities	46

Basic earnings per share	$(0.05)
Diluted earnings per share	(0.05)

The following table is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the years ended January 28, 2006 and January 29, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 29, 2006:

(Millions, except per share amounts)	2005	2004
Net income, as reported	$683	$705
Add: Stock compensation cost recorded under APB 25, net of tax	7	5
Deduct: Stock compensation cost calculated under SFAS No. 123, net of tax	(29)	(33)

Pro forma net income	$661	$677

Earnings per basic share, as reported	$1.70	$1.50
Earnings per basic share, pro forma	$1.64	$1.44
Earnings per diluted share, as reported	$1.66	$1.47
Earnings per diluted share, pro forma	$1.62	$1.42

14. Retirement Benefits

The Company sponsors a tax-qualified defined contribution retirement plan and a non-qualified supplemental retirement plan. Participation in the tax-qualified plan is available to associates who meet certain age and service requirements. Participation in the non-qualified plan is made available to associates who meet certain age, service, job level and compensation requirements.

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associates’ contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on the associates’ years of service. Total expense recognized related to this plan was $49 million in 2006, $44 million in 2005 and $44 million in 2004.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified plans. The plan permits associates to elect contributions up to a maximum amount. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Associates’ accounts are credited with interest using a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Associates may elect an in-service distribution for the additional deferred compensation component only. Associates are not permitted to take a withdrawal from any other portion of the Plan while actively employed with the Company. The remaining vested portion of associates’ accounts can only be paid upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. The annual activity for this plan and the Company’s year-end liability, which is included in other long-term liabilities, was as follows:

(Millions)	2006	2005
Balance at beginning of year	$163	$145
Contributions:
Associate	14	14
Company	13	12
Interest	11	10
Distributions	(22)	(17)
Forfeitures	—	(1)

Balance at end of year	$179	$163

Total expense recognized related to this plan was $26 million in 2006, $20 million in 2005 and $23 million in 2004.

15. Fair Value of Financial Instruments and Concentration of Credit Risk

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of their short maturity. The fair value of long–term debt is estimated based on the quoted market prices for the same or similar issues. The estimated fair value of the Company’s long–term debt was $1.6 billion compared to the carrying value of $1.7 billion at both February 3, 2007 and January 28, 2006. The aggregate fair value of foreign currency swap arrangements was $3 million at February 3, 2007.

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

16. Segment Information

The Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products, and accessories marketed under the Victoria’s Secret and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores in the United States and direct response channels (e–commerce and catalogue). Through its e-commerce site, www.VictoriasSecret.com, and catalogue, certain of Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 34 other countries. La Senza’s merchandise is also sold through its e-commerce site, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names in addition to sales of third-party brands. Bath & Body Works merchandise is sold at retail stores, through its e-commerce site, www.bathandbodyworks.com, and catalogue.

The Apparel segment sells women’s and men’s apparel through Express and Limited Stores.

The Company’s segment information as of and for the years ended February 3, 2007, January 28, 2006 and January 29, 2005 was as follows:

(Millions)	Victoria’s Secret	Bath & Body Works	Apparel	Other(a)	Total
2006
Net sales	$5,139	$2,556	$2,242	$734	$10,671
Depreciation and amortization	105	52	66	93	316
Operating income (loss)	958	456	27	(265)	1,176
Total assets	3,221	1,516	622	1,734	7,093
Capital expenditures	160	87	66	235	548

2005
Net sales	$4,448	$2,285	$2,339	$627	$9,699
Depreciation and amortization	94	59	64	82	299
Operating income (loss)	886	403	(92)	(211)	986
Total assets	2,173	1,438	616	2,119	6,346
Capital expenditures	164	47	86	183	480

2004
Net sales	$4,232	$2,169	$2,490	$517	$9,408
Depreciation and amortization	102	73	80	78	333
Operating income (loss)	799	400	16	(188)	1,027
Total assets	2,140	1,487	666	1,796	6,089
Capital expenditures	192	64	125	50	431

(a)	Includes Corporate (including non-core real estate, equity investments and other administrative functions such as treasury and tax), Mast (an apparel importer which is a significant supplier of merchandise for Victoria’s Secret, Express and Limited Stores), Beauty Avenues (a sourcing Company serving both Victoria’s Secret and Bath & Body Works) and Henri Bendel.

The Company’s international sales, including La Senza and direct sales shipped internationally, totaled $100 million, $75 million and $69 million in 2006, 2005 and 2004, respectively. The Company’s internationally based long-lived assets were $605 million at February 3, 2007, which resulted from the acquisition of La Senza on January 12, 2007.

17. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2006 and 2005 is as follows:

2006 Quarters	First	Second	Third	Fourth(b)
Net sales	$2,077	$2,454	$2,115	$4,025
Gross profit	789	853	759	1,612
Operating income	186	197	67	726
Income before cumulative effect of accounting change	98	113	24	440
Cumulative effect of accounting change, net of tax	1	—	—	—
Net income	99	113	24	440
Net income per basic share (a):
Income before cumulative effect of change in accounting principle	0.25	0.29	0.06	1.11
Cumulative effect of change in accounting principle	—	—	—	—
Net income per basic share	0.25	0.29	0.06	1.11
Net income per diluted share (a):
Income before cumulative effect of change in accounting principle	0.25	0.28	0.06	1.08
Cumulative effect of change in accounting principle	—	—	—	—
Net income per diluted share	0.25	0.28	0.06	1.08

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year.
(b)	The Company utilizes the retail calendar for reporting. As such, the results for fiscal years 2006, 2005 and 2004 represent the fifty–three week period ended February 3, 2007 and the fifty-two week periods ended January 28, 2006 and January 29, 2005, respectively. The 2006 fourth quarter consists of a fourteen week period versus a thirteen week period in 2005.

2005 Quarters	First	Second	Third	Fourth(b)
Net sales	$1,975	$2,290	$1,892	$3,542
Gross profit	685	745	606	1,444
Operating income	119	153	20	694
Income (loss) before cumulative effect of accounting change	66	82	(1)	519
Cumulative effect of accounting change, net of tax	17	—	—	—
Net income (loss)	83	82	(1)	519
Net income per basic share (a):
Income before cumulative effect of change in accounting principle	0.16	0.20	0.00	1.30
Cumulative effect of change in accounting principle	0.04	—	—	—
Net income per basic share	0.20	0.20	0.00	1.30
Net income per diluted share (a):
Income before cumulative effect of change in accounting principle	0.16	0.20	0.00	1.28
Cumulative effect of change in accounting principle	0.04	—	—	—
Net income per diluted share	0.20	0.20	0.00	1.28

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year.
(b)	Includes the effect of the following items:
(i)	$30 million related to initial recognition of income related to unredeemed gift cards.
(ii)	A favorable one-time tax benefit of $77 million related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act and pretax interest income of $40 million related to a tax settlement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding changes in accountants is set forth under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in the Company’s proxy statement to be filed on or about April 16, 2007 for the Annual Meeting of Shareholders to be held May 21, 2007 (the “Proxy Statement”) and is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 3, 2007 and the related Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Item 8. Financial Statements and Supplementary Data.

Changes in internal control over financial reporting. In July 2006, Bath & Body Works implemented new supply chain management and finance (including a new general ledger) systems and related processes as the second phase in an enterprise wide systems implementation. Various controls were modified due to the new systems. Additionally in the third and fourth quarter, the Company implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of its financial statements during the post-implementation phase. The Company believes that the system and process changes will enhance internal control over financial reporting in future periods. There were no other changes in the Company’s internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding directors of the Company is set forth under the captions “ELECTION OF DIRECTORS—Nominees and directors”, “—Former Director”, “—Director Independence”, “—Information concerning the Board of Directors”, “—Committees of the Board of Directors”, “—Communications with the Board”, “—Attendance at Annual Meetings”, “—Code of conduct”, “—Copies of the Company’s code of conduct, corporate governance principles and committee charters” and “—Security ownership of directors and management” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “ELECTION OF DIRECTORS—Section 16(a) beneficial ownership reporting compliance” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “SUPPLEMENTAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption “COMPENSATION DISCUSSION AND ANALYSIS” in the Proxy Statement and is incorporated herein by reference.

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

Information regarding equity compensation plans approved and not approved by security holders is set forth under the caption “PROPOSAL TO APPROVE OUR 2007 CASH INCENTIVE COMPENSATION PERFORMANCE PLAN—Equity Compensation Plan” in the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions is set forth under the caption “ELECTION OF DIRECTORS—Nominees and directors,” and “—Director independence” in the Proxy Statement and is incorporated herein by reference.

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

The following consolidated financial statements of Limited Brands, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006

Consolidated Statements of Shareholders’ Equity for the Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

Consolidated Statements of Cash Flows for the Years Ended February 3, 2007, January 28, 2006 and January 29, 2005

Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)	(3)	List of Exhibits

		3.	Articles of Incorporation and Bylaws.

		3.1	Certificate of Incorporation of the Company, dated March 8, 1982 incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.2	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.3	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987 incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.4	Certificate of Amendment of Certificate of Incorporation dated May 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

		3.5	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

		4.	Instruments Defining the Rights of Security Holders.

4.1	Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File no. 333-105484) dated May 22, 2003.

4.2	Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the “Commission”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the “1993 Form S-3”).

4.3	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

4.4	Indenture dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (File no. 333-104633) dated April 18, 2003.

4.5	Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.6	Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.7	Amendment and Restatement Agreement with respect to the Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.8	Amendment and Restatement Agreement with respect to the Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).*

10.2	The Limited Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.*

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.*

10.5	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).*

10.6	The 1993 Stock Option and Performance Incentive Plan (1996 Restatement) of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-04941).*

10.7	Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan incorporated by reference to the Intimate Brands, Inc. Proxy Statement dated April 14, 1997 (File No. 1-13814).*

10.8	The 1997 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.*

10.9	Limited Brands, Inc. (formerly The Limited, Inc.) 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.*

10.10	Limited Brands, Inc. (formerly The Limited, Inc.) Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.*

10.11	Agreement dated as of May 3, 1999 among Limited Brands, Inc. (formerly The Limited, Inc.), Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.12	The 1998 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.*

10.13	The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.14	Employment Agreement by and between Limited Brands, Inc. and Leonard A. Schlesinger dated as of July 31, 2003, incorporated by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2003.*

10.15	Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.*

10.16	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2003 Restatement) incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.*

10.17	Employment Agreement by and between Limited Brands, Inc. and V. Ann Hailey dated as of January 2, 2004 incorporated by reference to Exhibit (d)(6) to the Company’s Tender Offer Statement on Schedule TO (File no. 005-33912) dated February 27, 2004.*

10.18	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.*

10.19	Form of Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated December 8, 2004.*

10.20	Employment Agreement dated as of January 17, 2005 among Limited Brands, Inc., The Limited Service Corporation and Martyn Redgrave incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2005.*

10.21	Employment Agreement dated as of January 5, 2005 among Limited Brands, Inc., The Limited Service Corporation and Jay Margolis incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated January 19, 2005.*

10.22	Amendment to Employment Agreement of V. Ann Hailey dated as of January 2, 2004 incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated March 8, 2005.*

10.23	Limited Brands, Inc. Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.24	Form of Amended and Restated Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.25	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.26	Support Agreement dated November 15, 2006 among Limited Brands, Inc., La Senza Corporation and MOS Maple Acquisition Corp. incorporated by reference to Exhibit 1.01 to the Company’s Form 8-K dated November 16, 2006.

10.27	Offer to Purchase for Cash all of the Outstanding Subordinate Voting Shares of La Senza Corporation by MOS Acquisition Corp., an indirect wholly-owned subsidiary of Limited Brands, Inc., incorporated by reference to Exhibit 1.01 to the Company’s Form 8-K dated November 27, 2006.

10.28	Employment Agreement dated as of November 24, 2006 among Limited Brands, Inc., Victoria’s Secret Direct, LLC, and Sharen Jester Turney.*

12.	Computation of Ratio of Earnings to Fixed Charges.

14.	Code of Ethics—incorporated by reference to the definitive Proxy Statement to be filed on or about April 14, 2007.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

*	Identifies management contracts or compensatory plans or arrangements.

(b)	Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2007

LIMITED BRANDS, INC. (registrant)

By	/s/ MARTYN R. REDGRAVE
Martyn R. Redgrave, Executive Vice President, Chief Administrative Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 3, 2007:

Signature	Title

/S/ LESLIE H. WEXNER* Leslie H. Wexner	Chairman of the Board of Directors and Chief Executive Officer

/S/ EUGENE M. FREEDMAN* Eugene M. Freedman	Director

/S/ E. GORDON GEE* E. Gordon Gee	Director

/S/ DENNIS S. HERSCH* Dennie S. Hersch	Director

/S/ JAMES L. HESKETT* James L. Heskett	Director

/S/ DONNA A. JAMES* Donna A. James	Director

/S/ DAVID T. KOLLAT* David T. Kollat	Director

/S/ WILLIAM R. LOOMIS, JR.* William R. Loomis, Jr.	Director

/S/ JEFFREY H. MIRO* Jeffrey H. Miro	Director

/S/ LEONARD A. SCHLESINGER* Leonard A. Schlesinger	Director

Signature	Title

/s/ JEFFREY B. SWARTZ* Jeffrey B. Swartz	Director

/s/ ALLAN R. TESSLER* Allan R. Tessler	Director

/s/ ABIGAIL S. WEXNER* Abigail S. Wexner	Director

/s/ RAYMOND ZIMMERMAN* Raymond Zimmerman	Director

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/S/ MARTYN R. REDGRAVE
Martyn R. Redgrave Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

LIMITED BRANDS, INC.

(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

10.28	Employment Agreement dated as of November 24, 2006 among Limited Brands, Inc., Victoria’s Secret Direct, LLC, and Sharen Jester Turney.

12.	Computation of Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).