Form 10-Q
period 2007-05-05
LIMITED BRANDS INC
filed 2007-06-08
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at June 1, 2007
397,937,991 Shares

LIMITED BRANDS, INC.

PART I— FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Net sales	$2,311	$2,077
Costs of goods sold, buying and occupancy	(1,508)	(1,288)

Gross profit	803	789
General, administrative and store operating expenses	(695)	(603)

Operating income	108	186
Interest expense	(25)	(24)
Interest income	3	9
Other income (loss)	—	(2)
Minority interest	6	—

Income before income taxes	92	169
Provision for income taxes	39	71

Income before cumulative effect of change in accounting principle	53	98
Cumulative effect of change in accounting principle (net of tax of $0.4)	—	1

Net income	53	99

Net income per basic share:
Income before cumulative effect of change in accounting principle	$0.13	$0.25
Cumulative effect of change in accounting principle	—	—

Net income per basic share	$0.13	$0.25

Net income per diluted share:
Income before cumulative effect of change in accounting principle	$0.13	$0.25
Cumulative effect of change in accounting principle	—	—

Net income per diluted share	$0.13	$0.25

Dividends per share	$0.15	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	May 5, 2007	February 3, 2007	April 29, 2006
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194	$500	$722
Accounts receivable	155	176	127
Inventories	1,816	1,770	1,353
Other	405	325	247

Total current assets	2,570	2,771	2,449

Property and equipment, net	1,945	1,862	1,655
Goodwill	1,724	1,676	1,357
Trade names and other intangible assets, net	652	642	445
Other assets	143	142	146

Total assets	$7,034	$7,093	$6,052

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$476	$593	$512
Commercial paper	256	—	—
Accrued expenses and other	716	897	672
Income taxes	19	219	62

Total current liabilities	1,467	1,709	1,246

Deferred income taxes	141	173	158
Long-term debt	1,665	1,665	1,669
Other long-term liabilities	674	520	442

Minority interest	76	71	33

Shareholders’ equity:
Preferred stock — $1.00 par value; 10 shares authorized; none issued or outstanding	—	—	—
Common stock — $0.50 par value; 1,000 shares authorized; 524 shares issued; 400, 398 and 395 shares outstanding, respectively	262	262	262
Paid-in capital	1,548	1,565	1,578
Accumulated other comprehensive income (loss)	14	(17)	5
Retained earnings	4,260	4,277	3,870
Less: treasury stock, at average cost	(3,073)	(3,132)	(3,211)

Total shareholders’ equity	3,011	2,955	2,504

Total liabilities and shareholders’ equity	$7,034	$7,093	$6,052

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Operating activities:
Net income	$53	$99
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	(1)
Depreciation and amortization	95	74
Shared-based compensation	12	8
Excess tax benefits from share-based compensation	(12)	(11)
Deferred income taxes	(10)	10
Minority interest	(6)	—
Change in assets and liabilities:
Accounts receivable	26	56
Inventories	(41)	(193)
Accounts payable and accrued expenses	(301)	(146)
Income taxes payable	(145)	(173)
Other assets and liabilities	(7)	(12)

Net cash used in operating activities	(336)	(289)

Investing activities:
Capital expenditures	(181)	(123)
Other investing activities	(21)	—

Net cash used in investing activities	(202)	(123)

Financing activities:
Proceeds from issuance of commercial paper, net of repayments	256	—
Dividends paid	(60)	(59)
Repurchase of common stock	—	(82)
Excess tax benefits from share-based compensation	12	11
Proceeds from exercise of stock options and other	24	56

Net cash provided by (used in) financing activities	232	(74)

Net decrease in cash and cash equivalents	(306)	(486)

Cash and cash equivalents, beginning of year	500	1,208

Cash and cash equivalents, end of period	$194	$722

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Limited Brands, Inc. (the “Company”) sells women’s intimate apparel, personal care and beauty products, women’s and men’s apparel and accessories under various trade names through its specialty retail stores in the United States and Canada (primarily mall based) and direct response channels (catalogue and e-commerce).

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

Investments in unconsolidated entities over which the Company exercises significant influence but does not have control are accounted for using the equity method. The Company’s share of the net income or loss of unconsolidated entities, from which the Company purchases merchandise or merchandise components, is included in cost of goods sold. The Company’s share of the net income or loss of all other unconsolidated entities is included in other income (loss).

The Consolidated Financial Statements as of and for the thirteen week periods ended May 5, 2007 and April 29, 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

2. Earnings Per Share and Shareholders’ Equity

Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

Weighted-average common shares outstanding (thousands):

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Common shares issued	523,852	523,852
Treasury shares	(124,102)	(129,657)

Basic shares	399,750	394,195
Dilutive effect of stock options and restricted shares	6,414	6,220

Diluted shares	406,164	400,415

The quarterly computations of earnings per diluted share exclude options to purchase 5.8 million and 6.6 million of common shares for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively, because the impact of such options would have been antidilutive.

In June 2006, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. Through the fourth quarter of 2006, the Company had repurchased approximately 1.5 million shares of its common stock for $41 million at an average price per share of approximately $27.11. During the first quarter of 2007, no additional shares were repurchased. Subsequent to May 5, 2007, the Company completed this program by repurchasing 2.3 million shares of common stock for $59 million at an average price per share of approximately $25.86.

3. Derivative Instruments

The Company is exposed to the impact of foreign exchange rates primarily as a result of the January 2007 acquisition of La Senza Corporation, whose operations are conducted primarily in Canada. To mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate, the Company entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar interest payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans.

The cross-currency interest rate swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset foreign currency transaction gains and losses recognized on intercompany loans. The aggregate fair value of foreign currency swap arrangements was a liability of $27 million at May 5, 2007 and is included in other long-term liabilities on the Consolidated Balance Sheet.

In March 2007, the Company entered into an interest rate lock designated as a cash flow hedge to mitigate exposure to interest rate fluctuations on the anticipated future issuance of debt. Unrealized gains and losses related to the interest rate lock are recognized in other comprehensive income (loss). The aggregate fair value of the interest rate lock was $2 million at May 5, 2007 and is included in current assets on the Consolidated Balance Sheet.

4. Comprehensive Income

Comprehensive income was as follows:

	Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Net income	$53	$99
Other comprehensive income
Foreign currency translation	24	—
Unrealized loss on foreign currency cash flow hedge	(23)	—
Unrealized gain on interest rate cash flow hedge	2	—
Reclassification of foreign currency cash flow hedge to earnings	28	—
Other	—	1

Total comprehensive income	$84	$100

5. Change in Accounting Principle – Share-Based Compensation

On January 29, 2006 , the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of the change in accounting principle on the Consolidated Statement of Income for the thirteen weeks ended April 29, 2006 of $0.7 million (net of tax of $0.4 million) relates to an estimate of forfeitures of previously recognized unvested awards as of January 29, 2006.

6. Property and Equipment, Net

Property and equipment, net consisted of (millions):

	May 5, 2007	February 3, 2007	April 29, 2006
Property and equipment, at cost	$4,352	$4,307	$4,006
Accumulated depreciation	(2,407)	(2,445)	(2,351)

Property and equipment, net	$1,945	$1,862	$1,655

7. Goodwill, Trade Names and Other Intangible Assets, Net

The following is a summary of the changes in goodwill for the thirteen weeks ended May 5, 2007:

(Millions)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
Balance as of February 3, 2007	$999	$628	$—	$49	$1,676
Acquisitions	—	—	—	25	25
Foreign currency translation	23	—	—	—	23

Balance as of May 5, 2007	$1,022	$628	$—	$74	$1,724

In February 2007, the Company acquired a personal care products business along with an investment partner. Net assets of the acquired business consist primarily of goodwill, which is included above based on the preliminary purchase price allocation.

There were no changes in goodwill during the thirteen weeks ended April 29, 2006.

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $591 million as of May 5, 2007, $579 million as of February 3, 2007 and $411 million as of April 29, 2006.

Intangible assets, subject to amortization, were as follows:

(Millions)	May 5, 2007	February 3, 2007	April 29, 2006
Intellectual property	$41	$41	$41
Trademarks/brands	32	31	19
Licensing agreements and customer relationships	27	27	12
Favorable operating leases	20	20	9

Total	$120	$119	$81
Accumulated amortization	(59)	(56)	(47)

Intangible assets, subject to amortization, net	$61	$63	$34

Amortization expense for the thirteen week periods ended May 5, 2007 and April 29, 2006 was $3 million and $2 million, respectively. Estimated future annual amortization expense will be approximately $10 million for the remainder of 2007, $7 million in 2008 and 2009, $6 million in 2010 and 2011 and $25 million in the aggregate thereafter.

8. Income Taxes and Change in Accounting Principle

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. Income taxes paid during the thirteen week periods ended May 5, 2007 and April 29, 2006 approximated $198 million and $235 million, respectively. The current income tax liability included net current deferred tax liabilities of $4 million at May 5, 2007, $40 million at February 3, 2007 and $38 million at April 29, 2006.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States.

Effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company recognized an additional $9.7 million liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening balance of retained earnings on February 4, 2007. Including this adjustment, the Company had $131 million of unrecognized tax benefits at February 4, 2007, $91 million of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits, it is reasonably possible that $8 million could change in the next twelve months due to audit settlements or resolution of uncertainties. Additionally, $69 million of unrecognized tax benefits were reclassified from current income taxes to other long-term liabilities on the Consolidated Balance Sheet.

FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in the measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of income tax expense. The Company had accrued approximately $39 million for the payment of interest and penalties at February 4, 2007.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. At the beginning of fiscal 2007, the Company was subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2007. In addition, the Company is subject to various U.S. state income tax examinations and multiple foreign tax jurisdictions for the years 2000 through 2007. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist; additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

9. Commercial Paper and Long-Term Debt

Long-term debt, net of unamortized discount, consisted of (millions):

	May 5, 2007	February 3, 2007	April 29, 2006
Term Loan due March 2011. Interest rate of 5.90% at May 5, 2007	$500	$500	$500
5.25% $500 million Notes due November 2014, less unamortized discount	499	499	498
6.95% $350 million Debentures due March 2033, less unamortized discount	350	350	349
6.125% $300 million Notes due December 2012, less unamortized discount	299	299	299
Credit facility due January 2010. Interest rate of 5.84% at May 5, 2007	23	23	30
5.30% Mortgage due August 2010	2	2	—

Total debt	$1,673	$1,673	$1,676
Current portion of long-term debt	(8)	(8)	(7)

Total long-term debt, net of current portion	$1,665	$1,665	$1,669

During the first quarter of 2007, the Company issued commercial paper to meet working capital requirements. Commercial paper outstanding at May 5, 2007 was $256 million. No commercial paper was outstanding at February 3, 2007 or April 29, 2006. The average interest rate on the commercial paper for the first quarter was 5.40%.

The Company currently has available a $1 billion unsecured revolving credit facility (the “Facility”) with principal due in March 2011. The Facility is available to support the Company’s commercial paper and letter of credit programs. As of May 5, 2007, there were no borrowings outstanding under the Facility, however, there was $256 million in commercial paper outstanding supported by the Facility. Fees payable under the Facility are based on the Company’s long-term credit ratings and are currently 0.10% of the committed amount per year.

The Company signed a $400 million bridge facility (the “Bridge Facility”) in January 2007. Borrowings under the Bridge Facility, if any, are due in January 2008. There were no borrowings outstanding as of May 5, 2007. Fees payable under the Bridge Facility are based on the Company’s long-term credit ratings, and are currently 0.10% of the committed amount per year. Interest on borrowings from the Bridge Facility is calculated at LIBOR plus a credit spread.

The Facility and the Term Loan have several interest rate options, which are based in part on the Company’s long-term credit ratings. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of May 5, 2007.

10. Commitments and Contingencies

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $182 million related to lease payments of Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2015. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liabilities being triggered under these guarantees, with respect to existing and extended leases, is remote.

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

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associates’ contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on the associates’ years of service. Total expense recognized related to this plan was $12.5 million for the thirteen week period ended May 5, 2007 and $11.5 million for the thirteen week period ended April 29, 2006.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified plans. The plan permits associates to elect contributions up to a maximum amount. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Associates’ accounts are credited with interest using a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Associates may elect an in-service distribution for the additional deferred compensation component only. Associates are not permitted to take a withdrawal from any other portion of the Plan while actively employed with the Company. The remaining vested portion of associates’ accounts can only be paid upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to this plan was $5.8 million for the thirteen week period ended May 5, 2007 and $5.3 million for the thirteen week period ended April 29, 2006.

12. Segment Information

The Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products, and accessories marketed under the Victoria’s Secret and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores in the United States and direct response channels (e-commerce and catalogue). Through its e-commerce site, www.VictoriasSecret.com, and catalogue, certain of Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 36 other countries. La Senza’s merchandise is also sold through its e-commerce site, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names in addition to sales of third-party brands. Bath & Body Works merchandise is sold at retail stores, through its e-commerce site, www.bathandbodyworks.com, and catalogue.

The Apparel segment sells women’s and men’s apparel through Express and Limited Stores.

The Company’s segment information as of and for the thirteen week periods ended May 5, 2007 and April 29, 2006 was as follows (millions):

	Victoria’s Secret	Bath & Body Works	Apparel	Other (a)	Total
2007
Net sales	$1,207	$422	$499	$183	$2,311
Operating income (loss)	146	7	18	(63)	108
2006
Net sales	$1,052	$386	$491	$148	$2,077
Operating income (loss)	218	25	16	(73)	186

(a)	Includes Corporate (including non-core real estate, equity investments and other administrative functions such as treasury and tax), Mast (an apparel importer which is a significant supplier of merchandise for Victoria’s Secret, Express and Limited Stores), Beauty Avenues (a sourcing Company serving both Victoria’s Secret and Bath & Body Works) and Henri Bendel.

The Company’s international sales, including La Senza and direct sales shipped internationally, totaled $119 million and $21 million for the thirteen week periods ended May 5, 2007 and April 29, 2006, respectively. The Company’s internationally based long-lived assets were $648 million at May 5, 2007, which resulted from the acquisition of La Senza on January 12, 2007.

13. Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations, financial condition or liquidity.

14. Subsequent Events

On May 15, 2007, the Company announced that it had signed a definitive agreement with affiliates of Golden Gate Capital to sell a 67% ownership interest in its Express Brand for cash proceeds of $548 million. The Company expects that after-tax cash proceeds will approximate $425 million, and the pre-tax gain will approximate $330 million, subject to any post-closing adjustments. The transaction is expected to close no later than July 6, 2007, and is subject to customary conditions. Subsequent to the closing of the transaction, the Company will no longer consolidate 100% of Express’ financial results. The continuing 33% investment will be accounted for under the equity method of accounting.

At May 5, 2007, Express’ net assets totaled $319 million and its first quarter 2007 net sales totaled $388 million.

The Company also announced that it is exploring strategic alternatives for its Limited Stores business. The Company has not established a timetable for the completion of this process nor is the Company able to estimate at this time the impact of a potential transaction on its results of operations, financial condition or cash flow.

On May 23, 2007, the Company announced that its Board of Directors authorized a $500 million share repurchase program. Through June 1, 2007, 1.5 million shares have been repurchased under this program for $38 million at an average price of $26.30. The Company completed its previous $100 million repurchase program in May 2007 subsequent to quarter-end. See additional discussion in Note 2 to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of May 5, 2007 and April 29, 2006, and the related consolidated statements of income and cash flows for the thirteen week periods ended May 5, 2007 and April 29, 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of February 3, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 28, 2007, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for inventories in fiscal 2005 and stock-based compensation in fiscal 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young, LLP

Columbus, Ohio

June 5, 2007

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by us or management involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by us: risks associated with general economic conditions, consumer confidence and consumer spending patterns; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; risks associated with the seasonality of our business; risks associated with the highly competitive nature of the retail industry generally and the segments in which we operate particularly; risks related to consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image; risks associated with our ability to retain, hire and train key personnel and management; risks associated with the possible inability of our manufacturers to deliver products in a timely manner or meet quality standards; risks associated with our reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, risks related to political instability, risks associated with legal and regulatory matters, risks related to duties, taxes, other charges and quotas on imports, risks related to local business practices, potential delays or disruptions in shipping and related pricing impacts and political issues and risks related to currency and exchange rates; risks associated with the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms; risks associated with labor shortages or increased labor costs; risks associated with increases in the costs of mailing, paper and printing; risks associated with our ability to service any debt we incur from time to time as well as the requirements the agreements related to such debt impose upon us; risks associated with our reliance on information technology, including risks related to the implementation of new information technology systems and risks related to utilizing third parties to provide information technology services; risks associated with severe weather conditions, natural disasters or health hazards; risks associated with rising energy costs; risks related to the announced Express transaction or potential strategic options for Limited Stores; and risks associated with independent licensees. We are not under any obligation and we do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

First quarter operating income declined 42% primarily due to a decline in operating results at Victoria’s Secret. Bath & Body Works also experienced a decline in operating income, while results improved modestly in the Apparel segment.

At Victoria’s Secret, sales increased 15% primarily due to the 2006 acquisition of La Senza. Sales also increased at both Victoria’s Secret Stores and Victoria’s Secret Direct. Despite the increase in sales, Victoria’s Secret’s operating income declined 33% due to a significant decline in the gross profit rate and increases in general, administrative and store operating expenses. The decline in the gross profit rate was primarily due to a decline in the merchandise margin rate as we responded to softness in the sales trend by promoting bra launches, pursuing a multiples pricing strategy for Pink panties and taking markdowns on certain merchandise categories. The buying and occupancy expense rate deleveraged driven by expenses associated with our real estate initiative, which results in the recognition of accelerated depreciation and increased rent related to newly executed leases prior to the realization of the benefits associated with the expanded stores. General, administrative and store operating expenses increased driven by an increase in marketing and store selling expenses in support of planned aggressive growth targets. The inclusion of La Senza’s results also negatively impacted Victoria’s Secret’s results in the first quarter of 2007. Victoria’s Secret is actively repositioning the business to deliver low to mid single digit comparable store sales growth, square footage growth of 8% to 10% and predictable operating income growth. The repositioning activity includes: 1) balancing sales growth with marketing and inventory investments; 2) growing market share through critical bra launches; 3) capitalizing on cross-channel and cross-category efficiencies and 4) executing the real estate initiative.

At Bath & Body Works, sales increased 9% driven by positive results from President’s Day weekend and the Easter holiday offset partially by weaker performance during the Valentine’s Day and Mother’s Day holiday periods. Operating income declined 72% to $7 million driven primarily by increased general, administrative and store operating expenses and a slight decline in the gross profit rate. The increase in general, administrative and store operating expenses was partially the result of costs incurred during the quarter related to the supply chain systems implementation that began in Fall 2006 including depreciation and amortization expense associated with the new systems. Incremental investments in the Brand related to real estate activity and marketing also contributed to the increase in general, administrative and store operating expenses. During the first quarter, momentum continued to build in the Direct business, which we view as both a sales source and marketing vehicle for the Brand.

At the Apparel segment, sales increased 2% and operating income increased 13% to $18 million. The improvement in operating income is primarily the result of decreased buying and occupancy expenses associated with reduced store count. The merchandise margin rate decreased and general, administrative and store operating expenses increased proportionally to sales.

On May 15, 2007, we announced a definitive agreement to sell a majority interest in the Express Brand to Golden Gate Capital for $548 million. We expect after-tax cash proceeds will approximate $425 million, and the pre-tax gain will approximate $330 million, subject to any post-closing adjustments. The transaction is expected to close no later than July 6, 2007, and is subject to customary conditions. We also announced our intention to explore strategic alternatives for Limited Stores. We have not established a timetable for completion of this process nor are we able to estimate the potential impact of a transaction on our results of operations, financial condition or cash flows. These announcements are consistent with our long-standing strategy of enhancing shareholder value by sharpening our focus and simplifying our structure.

On May 23, 2007, we announced that our Board of Directors authorized a $500 million share repurchase program. We completed our previous $100 million repurchase program in May 2007 subsequent to quarter-end.

FIRST QUARTER 2007 RESULTS

The following summarized financial and statistical data compares reported results for the thirteen week periods ended May 5, 2007 and April 29, 2006:

	First Quarter
	2007	2006	Change
Net Sales (millions):
Victoria’s Secret Stores	$771	$736	5%
Victoria’s Secret Direct	344	316	9%
La Senza	92	—	nm

Total Victoria’s Secret	1,207	1,052	15%

Bath & Body Works	422	386	9%

Express	388	380	2%
Limited Stores	111	111	0%

Total Apparel businesses	499	491	2%

Other (a)	183	148	24%

Total net sales	$2,311	$2,077	11%

Segment Operating Income (Loss) (millions):
Victoria’s Secret	$146	$218	(33)%
Bath & Body Works	7	25	(72)%
Apparel	18	16	13%
Other (a)	(63)	(73)	14%

Total operating income	$108	$186	(42)%

(a)	Other includes Corporate (including consolidated and equity investments), Mast, Beauty Avenues and Henri Bendel.
nm	not meaningful

	First Quarter
	2007	2006
Comparable Store Sales (a):
Victoria’s Secret	2%	8%
Bath & Body Works	5%	4%
Express	5%	4%
Limited Stores	4%	(7)%

Total Apparel businesses	5%	1%
Henri Bendel	2%	(14)%

Total comparable store sales increase	4%	5%

(a)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

	First Quarter
	2007	2006	Change
Segment Store Data:
Retail sales per average selling square foot:
Victoria’s Secret (a)	$150	$147	2%
Bath & Body Works	$114	$106	8%
Apparel	$85	$74	15%
Retail sales per average store (thousands):
Victoria’s Secret (a)	$769	$739	4%
Bath & Body Works	$266	$244	9%
Apparel	$554	$480	15%
Average store size at end of quarter (selling square feet):
Victoria’s Secret (a)	5,129	5,029	2%
Bath & Body Works	2,336	2,299	2%
Apparel	6,541	6,527	—
Selling square feet at end of quarter (thousands):
Victoria’s Secret (a)	5,144	4,999	3%
Bath & Body Works	3,597	3,572	1%
Apparel	5,782	6,586	(12)%

(a)	For comparability purposes, Victoria’s Secret data does not include the results of La Senza, which was acquired on January 12, 2007.

The following statistical data represents the number of stores at the beginning and end of the period and the related activity during the first quarters of 2007 and 2006:

	Victoria’s Secret		Bath & Body Works		Apparel
Number of Stores (a)	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006	May 5, 2007	April 29, 2006
Beginning of year	1,326	998	1,546	1,555	918	1,035
Opened	18	2	3	4	—	—
Closed	(8)	(6)	(9)	(5)	(34)	(26)

End of period	1,336	994	1,540	1,554	884	1,009

(a)	Excludes Henri Bendel store locations (2 in 2007 and 2006) and Diva London store locations (6 in 2007).

Net Sales

The change in net sales for the thirteen weeks ended May 5, 2007 compared to the thirteen weeks ended April 29, 2006 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2006 Net sales	$1,052	$386	$491	$148	$2,077
Comparable store sales	15	19	21	—	55
La Senza sales	92	—	—	—	92
Sales associated with new, closed and non-comparable remodeled stores, net	20	5	(13)	—	12
Direct channels	28	12	—	—	40
Mast third-party sales and other	—	—	—	35	35

2007 Net sales	$1,207	$422	$499	$183	$2,311

At Victoria’s Secret, the comparable store sales increase of 2% was driven by growth in Pink loungewear and a successful Beauty Rush Body launch offset partially by decreases in bras, panties and other product assortments within the Pink and Beauty categories. The 9% increase in sales at Victoria’s Secret Direct resulted from positive customer response to gift-with-purchase promotions and additional internet marketing efforts. Additional sales growth was driven primarily by growth in swim, dresses, casual woven separates and knit tops offset partially by a decrease in bras. La Senza’s net sales were $92 million and comparable store sales increased 5% driven by growth in bras, panties and La Senza Girl.

At Bath & Body Works, the 5% increase in comparable store sales was primarily driven by Signature Collection during President’s Day weekend and the Easter holiday, which achieved growth through the introduction of new fragrances. Incremental sales from the Temptations, Liplicious and Il De Tahiti product lines that were launched subsequent to the first quarter of 2006 also contributed to sales growth. The sales increase was partially offset by decreases in gifting categories during our Mother’s Day theme and exiting product lines. Net sales at Bath & Body Works Direct increased 94% to $12 million.

At the Apparel businesses, the 5% comparable store sales increase resulted from a 5% comparable store sales increase at Express and a 4% comparable store sales increase at Limited Stores. The 5% Express increase resulted from strong performance of our early Spring assortment and improved traffic trends. Sales growth was primarily driven by the launch of our new wide-leg pant and Deluxe Denim and our late spring assortment of dresses. At Limited Stores, the 4% increase was primarily driven by wear-to-work assortment and dresses.

The net sales increase in Other was primarily driven by an increase in volume of third party customer sales at Mast versus the first quarter of 2006.

Gross Profit

For the thirteen weeks ended May 5, 2007, the gross profit rate (expressed as a percentage of net sales) decreased to 34.7% from 38.0% for the comparable period in 2006 primarily due to a decline in merchandise margin, particularly at Victoria’s Secret.

At Victoria’s Secret, the decline in the gross profit rate was primarily due to a decline in the merchandise margin rate as we responded to softness in the sales trend by promoting bra launches, pursuing a multiples pricing strategy for Pink panties and taking markdowns on certain merchandise categories. The buying and occupancy expense rate deleveraged driven by expenses associated with our real estate initiative, which results in the recognition of accelerated depreciation and increased rent related to newly executed leases prior to the realization of the benefits associated with the expanded stores.

At Bath & Body Works, the gross profit rate decreased compared to last year primarily driven by a decrease in merchandise margin rate. The merchandise margin rate decrease was partially offset by improvement in the buying and occupancy rate due to the ability to leverage expenses on a comparable store sales increase of 5%.

At the Apparel businesses, the gross profit rate was flat as a decline in the merchandise margin rate driven by an increase in shrink was offset by improvement in the buying and occupancy rate.

General, Administrative and Store Operating Expenses

The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 30.1% from 29.0% during the first quarter of 2007 compared to the first quarter of 2006. The increase was primarily driven by an increase in store selling costs related to increased sales transactions and units per transaction, increased marketing expenses primarily at Victoria’s Secret to support planned sales growth and the addition of La Senza.

Interest Expense

	First Quarter
	2007	2006
Average borrowings (millions)	$1,734	$1,680
Average effective borrowing rate	5.90%	5.76%

Interest expense was $25 million for the first quarter of 2007 compared to $24 million for the same period in 2006. The increase resulted primarily from an increase in average borrowings, combined with an increase in average effective borrowing rates.

Interest Income

For the first quarter ended May 5, 2007, interest income decreased to $2.7 million from $9.2 million in 2006. The first quarter interest income decreased due to a decrease in average invested cash balances partially offset by an increase in average effective interest rates.

Minority Interest

For the first quarter ended May 5, 2007, minority interest was $5.9 million compared to $0.2 million for the thirteen weeks ended April 29, 2006. Minority interest represents the proportional share of net income or losses of consolidated, less than wholly-owned subsidiaries attributable to the minority investor. The increase relates to our fourth quarter 2006 investment in an independent technology company focused on large multi-channel retailers.

Provision for Income Taxes

The effective tax rate increased to 42.4% for the first quarter of 2007 from 41.8% for the same period in 2006. The increase in effective tax rate is due primarily to the accrual of interest and penalties on unrecognized tax benefits and other changes in income tax reserves.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. In addition, we have funds available from an unsecured revolving credit facility (the “Facility”), a commercial paper program which is backed by the Facility and a $400 million bridge facility (the “Bridge Facility”) entered into in conjunction with the acquisition of La Senza. We issued commercial paper during the first quarter of 2007 to meet working capital requirements. Commercial paper outstanding at May 5, 2007 was $256 million. We anticipate repaying the commercial paper balance by the end of fiscal 2007. We did not draw on the Facility or the Bridge Facility during the thirteen weeks ended May 5, 2007. In addition, we have available a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities may be issued. As of May 5, 2007, no securities have been issued under this registration statement.

In connection with our plans to sell a majority interest in Express and to explore strategic alternatives for Limited Stores, we are at the beginning of a process to review and evaluate our overall capital structure including evaluating the amount of leverage that is appropriate for the business. We expect to receive after-tax proceeds of approximately $425 million from the Express transaction, which we will use to partially fund the $500 million share repurchase program authorized by our Board of Directors and announced on May 23, 2007. Through June 1, 2007, 1.5 million shares have been repurchased under this program for $38 million at an average price of $26.30.

A summary of our working capital position and capitalization follows (millions):

	May 5, 2007	February 3, 2007	April 29, 2006
Working capital	$1,103	$1,062	$1,203

Capitalization:
Long-term debt	$1,665	$1,665	$1,669
Shareholders’ equity	3,011	2,955	2,504

Total capitalization	$4,676	$4,620	$4,173

Additional amounts available under credit agreements (a)	$1,144	$1,400	$1,000

(a)	Additional amounts available at May 5, 2007 consist of $1 billion available under the Facility (reduced by the outstanding commercial paper balance of $256 million) and $400 million available under the Bridge Facility.

Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday period, typically accounts for approximately one-third of net sales for the year. Accordingly, cash requirements are highest in the third quarter as our inventory builds in anticipation of the holiday period, which generates a substantial portion of our operating cash flow for the year. We regularly evaluate our capital needs, financial condition and possible requirements for and uses of our cash.

Net cash used in operating activities was $336 million for the thirteen weeks ended May 5, 2007 versus net cash used in operating activities of $289 million for the thirteen weeks ended April 29, 2006. The increase in cash used in operating activities related primarily to a decrease in net income and changes in working capital accounts.

Net cash used in investing activities of $202 million for the thirteen weeks ended May 5, 2007 consisted primarily of $181 million in capital expenditures. Net cash used for investing activities of $123 million for the thirteen weeks ended April 29, 2006 consisted of capital expenditures.

Net cash provided by financing activities of $232 million for the thirteen weeks ended May 5, 2007 primarily included: (i) proceeds from the issuance of commercial paper of $256 million, (ii) proceeds from the exercise of stock options of $26 million and (iii) excess tax benefits from share-based compensation of $12 million. These proceeds were partially offset by quarterly dividend payments of $0.15 per share, or $60 million. Net cash used for financing activities of $74 million for the thirteen weeks ended April 29, 2006 primarily included: (i) cash payments of $82 million related to the repurchase of 3.5 million shares of common stock during the first quarter of the year under our November 2005 and February 2006 share repurchase programs and (ii) quarterly dividend payments of $0.15 per share, or $59 million. The uses of cash were partially offset by proceeds from the exercise of stock options and excess tax benefits from share-based compensation.

Capital Expenditures

Capital expenditures amounted to $181 million and $123 million for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. Of these expenditures, approximately $92 million in 2007 and $64 million in 2006 were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to investments in technology and infrastructure to support growth.

Contingent Liabilities and Contractual Obligations

As of May 5, 2007, our contingent liabilities included approximately $182 million of remaining lease and lease related guarantees related to the divestiture of several former subsidiaries. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses, and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We believe the likelihood of material liability being triggered under these guarantees is remote.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs. During the first quarter of 2007, we issued commercial paper to meet working capital requirements. Commercial paper outstanding at May 5, 2007 was $256 million. There have been no other material changes in our contractual obligations since February 3, 2007, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board issued Statement No.159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No.159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. This standard is not expected to have a material impact on our results of operations, financial condition and liquidity.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Adoption of SFAS No. 157 is not expected to have a material impact on our results of operations, financial condition or liquidity.

IMPACT OF INFLATION

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on the results of operations and financial condition have been minor.

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

Effective February 4, 2007, we adopted the provisions of FIN 48 which clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, we increased the liabilities for net unrecognized tax benefits by $9.7 million resulting in an equal reduction to the February 4, 2007 balance of retained earnings. Additionally, we reclassified $69 million of unrecognized tax benefits from current income taxes to other long-term liabilities in conjunction with adopting FIN 48.

Except for the adoption of FIN 48, there have been no other material changes to the critical accounting policies and estimates disclosed in our 2006 Annual Report on Form 10-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates.

There were no material changes in our exposure to market risk since February 3, 2007 as disclosed in our 2006 Annual Report on Form 10-K.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective and designed to ensure that material information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting. In July 2006, Bath & Body Works implemented new supply chain management and finance (including a new general ledger) systems and related processes as the second phase in an enterprise wide systems implementation. Various controls were modified due to the new systems. Additionally, subsequent to implementation, we established additional compensating controls over financial reporting to ensure the accuracy and integrity of its financial statements during the post-implementation phase. We believe that the system and process changes will enhance internal control over financial reporting in future periods. There were no other changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are a defendant in a variety of lawsuits arising in the ordinary course of business. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

Item 1A.	RISK FACTORS

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2006 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2006 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table outlines our repurchases of our common stock during the thirteen weeks ended May 5, 2007 (thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value that May Yet Be Purchased (3)
February	20	$28.93	—	$59,498
March	21	$25.61	—	$59,498
April	8	$27.48	—	$59,498

Total	49	$27.26	—	$59,498

(1)	The total number of shares repurchased relates to (i) tax payments due upon vesting of employee restricted stock awards and (ii) the use of our stock to pay the exercise price on employee stock options. There were no shares repurchased as part of publicly announced programs during the first quarter of 2007.
(2)	The average price paid per share includes any broker commissions.
(3)	In June 2006, our Company’s Board of Directors authorized the repurchase of $100 million of our common stock. During the first quarter of 2007, no additional shares were repurchased. Subsequent to May 5, 2007, we completed this program by repurchasing 2.3 million shares of our common stock for $59 million at an average price per share of approximately $25.86. See additional discussion in Note 2 to the Consolidated Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER

Not applicable.

Item 6.	EXHIBITS

Exhibits
15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer

Date: June 8, 2007