Form 10-Q
period 2007-08-04
LIMITED BRANDS INC
filed 2007-09-10
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 31, 2007
362,312,188 Shares

LIMITED BRANDS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales	$2,624	$2,454	$4,935	$4,531
Costs of goods sold, buying and occupancy	(1,803)	(1,601)	(3,311)	(2,889)

Gross profit	821	853	1,624	1,642
General, administrative and store operating expenses	(732)	(656)	(1,427)	(1,259)
Gain on divestiture of Express	302	—	302	—
Loss on divestiture of Limited Stores	(72)	—	(72)	—

Operating income	319	197	427	383
Interest expense	(31)	(24)	(56)	(48)
Interest income	3	8	6	18
Other income (loss)	116	(1)	116	(3)
Minority interest	16	—	22	—

Income before income taxes	423	180	515	350
Provision for income taxes	159	67	198	138

Income before cumulative effect of change in accounting principle	264	113	317	212
Cumulative effect of change in accounting principle (net of tax of $0.4)	—	—	—	1

Net income	$264	$113	$317	$213

Net income per basic share:
Income before cumulative effect of change in accounting principle	$0.68	$0.29	$0.80	$0.54
Cumulative effect of change in accounting principle	—	—	—	—

Net income per basic share	$0.68	$0.29	$0.80	$0.54

Net income per diluted share:
Income before cumulative effect of change in accounting principle	$0.67	$0.28	$0.79	$0.53
Cumulative effect of change in accounting principle	—	—	—	—

Net income per diluted share	$0.67	$0.28	$0.79	$0.53

Dividends per share	$0.15	$0.15	$0.30	$0.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	August 4, 2007	February 3, 2007	July 29, 2006
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,193	$500	$651
Accounts receivable	275	176	138
Inventories	1,468	1,770	1,493
Other	286	325	270

Total current assets	3,222	2,771	2,552

Property and equipment, net	1,730	1,862	1,692
Goodwill	1,714	1,676	1,358
Tradenames and other intangible assets, net	672	642	443
Other assets	234	142	144

Total assets	$7,572	$7,093	$6,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$611	$593	$594
Accrued expenses and other	697	897	702
Income taxes	151	219	25

Total current liabilities	1,459	1,709	1,321

Deferred income taxes	103	173	156
Long-term debt	2,908	1,665	1,665
Other long-term liabilities	629	520	452

Minority interest	62	71	33

Shareholders’ equity:
Preferred stock — $1.00 par value; 10 shares authorized; none issued or outstanding	—	—	—
Common stock — $0.50 par value; 1,000 shares authorized; 524 shares issued; 370, 398 and 395 shares outstanding, respectively	262	262	262
Paid-in capital	1,549	1,565	1,572
Accumulated other comprehensive income (loss)	16	(17)	(5)
Retained earnings	4,465	4,277	3,934
Less: treasury stock, at average cost	(3,881)	(3,132)	(3,201)

Total shareholders’ equity	2,411	2,955	2,562

Total liabilities and shareholders’ equity	$7,572	$7,093	$6,189

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006
Operating activities:
Net income	$317	$213
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	(1)
Depreciation and amortization	183	152
Shared-based compensation	26	16
Excess tax benefits from share-based compensation	(26)	(21)
Deferred income taxes	(155)	(5)
Minority interest	(22)	—
Gain on divestiture of Express	(302)	—
Loss on divestiture of Limited Stores	72	—
Gain on distribution from Easton Town Center, LLC	(100)	—
Goodwill impairment	13	—
Change in assets and liabilities, net of divestitures:
Accounts receivable	(109)	44
Inventories	114	(333)
Accounts payable and accrued expenses	(160)	(33)
Income taxes payable	(14)	(187)
Other assets and liabilities	127	(4)

Net cash used in operating activities	(36)	(159)

Investing activities:
Capital expenditures	(400)	(249)
Proceeds from divestiture of Express, net	548	—
Proceeds from distribution from Easton Town Center, LLC	102	—
Other investing activities	72	(6)

Net cash provided by (used in) investing activities	322	(255)

Financing activities:
Proceeds from debt offering	997	—
Proceeds from term loan refinancing	250	—
Payments of long-term debt	(4)	(4)
Dividends paid	(120)	(119)
Repurchase of common stock	(805)	(130)
Excess tax benefits from share-based compensation	26	21
Proceeds from exercise of stock options and other	63	89

Net cash provided by (used in) financing activities	407	(143)

Net increase (decrease) in cash and cash equivalents	693	(557)

Cash and cash equivalents, beginning of year	500	1,208

Cash and cash equivalents, end of period	$1,193	$651

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Description of Business and Basis of Presentation

Limited Brands, Inc. (the “Company”) sells women’s intimate and other apparel, personal care and beauty products and accessories under various tradenames through its specialty retail stores in the United States and Canada (primarily mall based) and direct response channels (e-commerce and catalogue).

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of Express and Limited Stores through their divestiture dates which were July 6, 2007 and August 3, 2007, respectively.

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

The Consolidated Financial Statements as of and for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

Weighted-average common shares outstanding (thousands):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Common shares issued	523,852	523,852	523,852	523,852
Treasury shares	(133,554)	(128,016)	(128,828)	(128,837)

Basic shares	390,298	395,836	395,024	395,015
Dilutive effect of stock options and restricted shares	5,698	6,507	6,056	6,364

Diluted shares	395,996	402,343	401,080	401,379

The quarterly computations of earnings per diluted share exclude options to purchase 5.5 million and 0.2 million of common shares for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively, and the year-to-date computations of earnings per diluted share exclude options to purchase 5.8 million and 3.4 million shares for 2007 and 2006, respectively, because the impact of such options would be antidilutive.

In June 2006, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. During May 2007, the Company completed this program by repurchasing 2.3 million shares of common stock for $59 million at an average price per share of approximately $25.86.

In the second quarter of 2007, the Company’s Board of Directors authorized the repurchase of $1 billion of the Company’s common stock. Through the end of the second quarter of 2007, the Company had repurchased approximately 30.9 million shares of its common stock for $818 million at an average price per share of approximately $26.45. During August 2007, the Company completed this program by repurchasing 7.7 million shares of common stock for $182 million at an average price per share of approximately $23.56.

In August 2007, the Company’s Board of Directors authorized the repurchase of $250 million of the Company’s common stock. Through August 31, 2007, the Company had repurchased approximately 411 million shares of its common stock for $9.4 million at an average price per share of approximately $22.83.

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

The cross-currency interest rate swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset foreign currency transaction gains and losses recognized on intercompany loans. The aggregate fair value of foreign currency swap arrangements was a liability of $42 million at August 4, 2007 and is included in other long-term liabilities on the Consolidated Balance Sheet.

In March and June 2007, the Company entered into interest rate lock agreements designated as cash flow hedges to mitigate exposure to interest rate fluctuations on the anticipated future issuance of debt. In conjunction with the Company’s issuance of notes during July 2007, the interest rate locks were settled. Based on changes between the anticipated and actual amount and timing of the debt issuance, the Company concluded during the second quarter that the interest rate locks no longer qualified as cash flow hedges. As a result, $17 million of realized pre-tax gains from the settlement of the interest rate locks was recognized in earnings in the second quarter. The gain on the interest rate lock agreements is included in other income (loss) on the Consolidated Statements of Income.

4. Comprehensive Income

Comprehensive income was as follows (millions):

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net income	$264	$113	$317	$213
Other comprehensive income
Foreign currency translation	(1)	—	23	—
Unrealized loss on foreign currency cash flow hedge	(16)	—	(39)	—
Reclassification of realized gain on interest rate cash flow hedge to earnings	(2)	—	—	—
Reclassification of foreign currency cash flow hedge to earnings	20	—	48	—
Other	1	—	1	1

Total comprehensive income	$266	$113	$350	$214

5. Divestitures

Express

On July 6, 2007, the Company completed the divestiture of a 75% ownership interest in Express to affiliates of Golden Gate Capital for pre-tax net cash proceeds of $548 million.

The Company recorded a pre-tax gain on the divestiture of $302 million during the second quarter ended August 4, 2007, which reflects a $4 million lease guarantee liability (see Note 14). The gain is subject to final closing adjustments.

In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company will provide support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and ranges from 3 months to 3 years.

The Company’s remaining 25% investment in Express is accounted for under the equity method of accounting. Accordingly, 25% of Express’ operating results are included in other income (loss) on the consolidated statements of income for the period from July 7, 2007 through August 4, 2007. The Express investment carrying value was $79 million at August 4, 2007 and is included in other assets on the Consolidated Balance Sheet.

Limited Stores

On August 3, 2007, the Company divested 75% ownership of Limited Stores to affiliates of Sun Capital. As part of the agreement, Sun Capital contributed $50 million of equity capital into the business and arranged a $75 million credit facility. The Company recorded a pre-tax loss of $72 million on this transaction, which reflects an $8 million lease guarantee liability (see Note 14). The loss is subject to change based on final closing adjustments.

In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements where the Company will provide support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and ranges from 3 months to 3 years.

The Company’s remaining 25% investment in Limited Stores is accounted for under the equity method of accounting. The Limited Stores investment carrying value was $17 million at August 4, 2007 and is included in other assets on the Consolidated Balance Sheet.

6. Restructuring Activities

During the second quarter of 2007, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the apparel divestitures. This program resulted in the elimination of approximately 500 positions (or 10%) of the Company’s corporate and home office headcount through position eliminations and transfers to Express and Limited Stores. The Company recognized a pre-tax charge of $38 million in general, administrative and store operating expenses consisting primarily of severance and related costs. The Company anticipates that the majority of the severance and related costs will be paid by the end of fiscal 2007.

Additionally, the Company recognized an impairment charge of $13 million ($6.5 million net of minority interest) related to the disposition of a personal care products business (see Note 9) and $1.7 million of costs consisting primarily of property and equipment write-offs associated with the closure of the six Diva London concept stores.

7. Change in Accounting Principle – Share-Based Compensation

On January 29, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of the change in accounting principle on the consolidated statement of income for the twenty-six weeks ended July 29, 2006 of $0.7 million (net of tax of $0.4 million) relates to an estimate of forfeitures of previously recognized unvested awards as of January 29, 2006.

8. Inventories

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

Inventories consisted of (millions):

	August 4, 2007	February 3, 2007	July 29, 2006
Finished goods merchandise	$1,236	$1,534	$1,291
Raw materials and merchandise components	232	236	202

Total inventories	$1,468	$1,770	$1,493

During the second quarter of 2007, the Company recognized a pre-tax charge of $19 million in cost of goods sold, buying and occupancy related to excess raw material and component inventory at Bath & Body Works.

9. Property and Equipment, Net

Property and equipment, net consisted of (millions):

	August 4, 2007	February 3, 2007	July 29, 2006
Property and equipment, at cost	$3,596	$4,307	$4,062
Accumulated depreciation	(1,866)	(2,445)	(2,370)

Property and equipment, net	$1,730	$1,862	$1,692

10. Goodwill, Tradenames and Other Intangible Assets, Net

The following is a summary of the changes in goodwill for the twenty-six weeks ended August 4, 2007 and July 29, 2006:

(Millions)	Victoria’s Secret	Bath & Body Works	Other	Total
Balance as of February 3, 2007	$999	$628	$49	$1,676
Acquisitions	—	—	25	25
Reclassification to tradename	—	—	(12)	(12)
Impairment	—	—	(13)	(13)
Foreign currency translation	38	—	—	38

Balance as of August 4, 2007	$1,037	$628	$49	$1,714

(Millions)	Victoria’s Secret	Bath & Body Works	Other	Total
Balance as of January 28, 2006	$690	$627	$40	$1,357
Reallocation of purchase price	—	1	—	1

Balance as of July 29, 2006	$690	$628	$40	$1,358

In February 2007, the Company acquired a personal care products business along with an investment partner. Net assets of the acquired business consisted primarily of goodwill, which is included above based on the preliminary purchase price allocation. During the second quarter of 2007, the Company and its investment partner made a decision to close the operations of the acquired business. Based on this decision, the Company completed a valuation of the acquired business tradename, which the Company intends to continue to use. Based on the Company’s evaluation, $12 million of the $25 million purchase price was allocated to the tradename. The remaining $13 million was recognized as an impairment charge in operating income in the second quarter. The Company recognized the investment partner’s portion of the impairment charge of $6.5 million in minority interest.

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza tradenames. These assets totaled $600 million as of August 4, 2007, $579 million as of February 3, 2007 and $411 million as of July 29, 2006.

Intangible assets, subject to amortization, were as follows:

(Millions)	August 4, 2007	February 3, 2007	July 29, 2006
Intellectual property	$41	$41	$41
Tradenames/brands	45	31	19
Licensing agreements and customer relationships	27	27	12
Favorable operating leases	21	20	9

Total	$134	$119	$81
Accumulated amortization	(62)	(56)	(49)

Intangible assets, subject to amortization, net	$72	$63	$32

Amortization expense for the thirteen week periods ended August 4, 2007 and July 29, 2006 was $2.5 million and $2.6 million, respectively. Amortization expense for the twenty-six week periods ended August 4, 2007 and July 29, 2006 was $5.9 million and

$4.6 million, respectively. Estimated future annual amortization expense will be approximately $8 million for the remainder of 2007, $9 million in 2008, $8 million in both 2009 and 2010, $7 million in 2011 and $32 million in the aggregate thereafter.

11. Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space.

Included in the Company’s Easton investments is an equity interest in Easton Town Center, LLC (“ETC”), an entity that owns and has developed a commercial entertainment and shopping center. The Company’s investment in ETC is accounted for using the equity method. The Company has a majority financial interest in ETC, but another member that is unaffiliated with the Company is the managing member. Certain significant decisions regarding ETC require the consent of the unaffiliated members in addition to the Company.

In July 2007, ETC refinanced its $290 million secured bank loan replacing it with a $405 million secured bank loan. The loan is payable in full on August 9, 2017.

In conjunction with the loan refinancing, ETC repaid the existing loan, reserved cash for capital expenditures and operations, and authorized the distribution of $150 million to ETC members. As an ETC member, the Company received approximately $102 million of proceeds, resulting in a $100 million gain after reducing the Company’s ETC carrying value from $2 million to zero. The gain is included in other income on the Consolidated Statements of Income.

12. Income Taxes and Change in Accounting Principle

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective tax rate for the second quarter ended August 4, 2007 reflects a $39 million after tax benefit associated with the reversal of state net operating loss carryforward valuation allowances in conjunction with the divestitures of Express and Limited Stores. Partially offsetting this benefit is the impact of the Limited Stores divestiture, for which no income tax benefit was recognized due to uncertainty about the ultimate timing of the recognition of the Limited Stores loss for tax purposes.

Income taxes paid during the twenty-six week periods ended August 4, 2007 and July 29, 2006 approximated $254 million and $359 million, respectively. The current income tax liability included net current deferred tax liabilities of $5 million at August 4, 2007, $40 million at February 3, 2007 and $25 million at July 29, 2006.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States.

Effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company recognized an additional $9.7 million liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening balance of retained earnings on February 4, 2007. Including this adjustment, the Company had $131 million of unrecognized tax benefits at February 4, 2007, $91 million of which, if recognized, would affect the effective income tax rate. Additionally, $69 million of unrecognized tax benefits was reclassified from current income taxes to other long-term liabilities on the Consolidated Balance Sheet.

At August 4, 2007, the Company had $128 million of unrecognized tax benefits, $88 million of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits, it is reasonably possible that $14 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties.

FIN 48 also requires that changes in judgment that result in subsequent recognition, derecognition or change in the measurement of a tax position taken in a prior annual period (including any related interest and penalties) be recognized as a discrete item in the period in which the change occurs.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company had accrued approximately $39 million and $40 million for the payment of interest and penalties at February 4, 2007 and August 4, 2007, respectively.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. At the beginning of fiscal 2007, the Company was subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2007. During the twenty-six weeks ended August 4, 2007, the audits for the 2003, 2004 and 2005 tax years were completed. In addition, the Company is subject to various U.S. state income tax examinations and multiple foreign tax jurisdictions for the years 2000 through 2007. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

13. Long-Term Debt

Long-term debt, net of unamortized discount, consisted of (millions):

	August 4, 2007	February 3, 2007	July 29, 2006
Term Loan due August 2012. Interest rate of 5.93% at August 4, 2007	$750	$500	$500
6.90% $700 million Notes due July 2017, less unamortized discount	698	—	—
5.25% $500 million Notes due November 2014, less unamortized discount	499	499	498
6.95% $350 million Debentures due March 2033, less unamortized discount	350	350	349
7.60% $300 million Notes due July 2037, less unamortized discount	299	—	—
6.125% $300 million Notes due December 2012, less unamortized discount	299	299	299
Credit facility due January 2010. Interest rate of 5.82% at August 4, 2007	19	23	26
5.30% Mortgage due August 2010	2	2	—

Total debt	$2,916	$1,673	$1,672
Current portion of long-term debt	(8)	(8)	(7)

Total long-term debt, net of current portion	$2,908	$1,665	$1,665

In July 2007, the Company issued $700 million of 6.90% notes due July 15, 2017 and $300 million of 7.60% notes due July 15, 2037 utilizing a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities could be issued. Interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2008.

On August 3, 2007, the Company amended the October 2004 $500 million term loan agreement to increase the borrowing capacity to $750 million and extend the term to August 2012. Additionally, the amendment modified the terms to include a single principal repayment of $750 million in August 2012. During the second quarter, the Company borrowed the additional $250 million under the term loan agreement.

On August 3, 2007, the Company amended its $1 billion unsecured revolving credit facility (the “5-Year Facility”) by extending its term to August 2012 and executed a $500 million, 364-day unsecured revolving credit facility (the “364-Day Facility”). Both facilities support the Company’s commercial paper and letter of credit programs. As of August 4, 2007, there were no borrowings outstanding under either facility. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and were increased from 0.10% to 0.125% of the committed amount per year. Fees payable under the 364-Day Facility are also based on the Company’s long-term credit ratings and are currently 0.10% of the committed amount per year.

During the second quarter of 2007, the Company issued commercial paper to meet working capital requirements. No commercial paper was outstanding at August 4, 2007, February 3, 2007 or July 29, 2006. The average interest rate on the commercial paper for the second quarter was 5.42%.

The Company signed a $400 million bridge facility (the “Bridge Facility”) in January 2007. The Bridge Facility was automatically terminated as a result of the July debt issuances described above. There were no borrowings under the Bridge Facility before it was terminated in July 2007.

The Facility and the Term Loan have several interest rate options. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of August 4, 2007.

14. Commitments and Contingencies

In connection with the divestitures of Express and Limited Stores, the Company recognized a liability of $12 million representing the estimated fair value of the Company’s obligation as guarantor of certain lease payments in accordance with the provisions of the Financial Accounting Standards Board Statement No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

In connection with the disposition of Express, Limited Stores and certain other businesses including Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company, the Company has remaining guarantees of approximately $301 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liabilities being triggered under these guarantees, with respect to existing and extended leases, is remote.

The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

15. Retirement Benefits

The Company sponsors a tax-qualified defined contribution retirement plan and a non-qualified supplemental retirement plan. Participation in the tax-qualified plan is available to associates who meet certain age and service requirements. Participation in the non-qualified plan is made available to associates who meet certain age, service, job level and compensation requirements.

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associates’ contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on the associates’ years of service. Total expense recognized related to this plan was $10 million and $23 million for the thirteen and twenty-six week periods ended August 4, 2007, respectively, and $11 million and $22 million for the thirteen and twenty-six week periods ended July 29, 2006, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified plans. The plan permits associates to elect contributions up to a maximum amount. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Associates’ accounts are credited with interest using a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Associates may elect an in-service distribution for the additional deferred compensation component only. Associates are not permitted to take a withdrawal from any other portion of the Plan while actively employed with the Company. The remaining vested portion of associates’ accounts can only be paid upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to this plan was $5 million and $11 million for the thirteen and twenty-six week periods ended August 4, 2007, respectively, and $6 million and $11 million for the thirteen and twenty-six week periods ended July 29, 2006, respectively.

16. Segment Information

Until the divestitures of Express and Limited Stores, the Company had three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products, and accessories marketed under the Victoria’s Secret, PINK and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores in the United States and direct response channels (e-commerce and catalogue). Through its e-commerce site, www.VictoriasSecret.com, and catalogue, certain Victoria’s Secret merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 37 other countries. La Senza’s merchandise is also sold through its e-commerce site, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names in addition to sales of third-party brands. Bath & Body Works merchandise is sold at retail stores and through its e-commerce site, www.bathandbodyworks.com.

The Apparel segment sold women’s and men’s apparel through Express and Limited Stores. After the closing dates of the divestitures, the segment no longer exists, however, the Company retains a 25% ownership interest in Express and Limited Stores.

The Company’s segment information as of and for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006 was as follows (millions):

	Victoria’s Secret	Bath & Body Works	Apparel (a) (b)	Other (c)	Total
2007
Thirteen weeks:
Net sales	$1,430	$562	$370	$262	$2,624
Operating income (loss)	178	22	241	(122)	319
Twenty-six weeks:
Net sales	$2,637	$984	$870	$444	$4,935
Operating income (loss)	325	29	259	(186)	427
Total assets	3,156	1,444	—	2,972	7,572
2006
Thirteen weeks:
Net sales	$1,235	$581	$478	$160	$2,454
Operating income (loss)	206	94	(31)	(72)	197
Twenty-six weeks:
Net sales	$2,287	$966	$969	$309	$4,531
Operating income (loss)	424	119	(15)	(145)	383
Total assets	2,203	1,457	666	1,863	6,189

(a)	Results of Express and Limited Stores are included through July 6, 2007 and August 3, 2007, respectively, when the businesses were divested. Total assets for the apparel segment are not included as the businesses were divested prior to August 4, 2007.
(b)	Operating income for the thirteen and twenty-six weeks ended August 4, 2007 includes the gain on divestiture of Express of $302 million and the loss on divestiture of Limited Stores of $72 million.
(c)	Includes Corporate (including non-core real estate, equity investments and other administrative functions such as treasury and tax), Mast (an apparel importer which is a significant supplier of merchandise for Victoria’s Secret), Beauty Avenues (a personal care sourcing Company serving both Victoria’s Secret and Bath & Body Works) and Henri Bendel.

The Company’s international sales, including La Senza and direct sales shipped internationally, totaled $148 million and $26 million for the thirteen week periods ended August 4, 2007 and July 29, 2006, respectively. The Company’s international sales, including La Senza and direct sales shipped internationally, totaled $267 million and $48 million for the twenty-six week periods ended August 4, 2007 and July 29, 2006, respectively. The Company’s internationally based long-lived assets were $672 million at August 4, 2007, which resulted from the acquisition of La Senza on January 12, 2007.

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

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of August 4, 2007 and July 29, 2006, and the related consolidated statements of income for the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006, and the consolidated statements of cash flows for the twenty-six week periods ended August 4, 2007 and July 29, 2006. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young, LLP

Columbus, Ohio

September 6, 2007

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by us or management involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by us: risks associated with general economic conditions, consumer confidence and consumer spending patterns; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; risks associated with the seasonality of our business; risks associated with the highly competitive nature of the retail industry generally and the segments in which we operate particularly; risks related to consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image; risks associated with our ability to retain, hire and train key personnel and management; risks associated with the possible inability of our manufacturers to deliver products in a timely manner or meet quality standards; risks associated with our reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, risks related to political instability, risks associated with legal and regulatory matters, risks related to duties, taxes, other charges and quotas on imports, risks related to local business practices, potential delays or disruptions in shipping and related pricing impacts and political issues and risks related to currency and exchange rates; risks associated with the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms; risks associated with labor shortages or increased labor costs; risks associated with increases in the costs of mailing, paper and printing; risks associated with our ability to service any debt we incur from time to time as well as the requirements the agreements related to such debt impose upon us; risks associated with our reliance on information technology, including risks related to the implementation of new information technology and distribution systems and risks related to utilizing third parties to provide information technology services; risks associated with severe weather conditions, natural disasters or health hazards; risks associated with rising energy costs; and risks associated with independent licensees. We are not under any obligation and we do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Second quarter operating income increased 62% from prior year to $319 million. The increase was driven by the following significant items which relate to our strategic agenda of focusing on growth in our intimate apparel and personal care and beauty businesses:

1)	We recognized a pre-tax operating gain of $302 million related to the divestiture of a 75% ownership interest in Express.

2)	We recognized a pre-tax operating loss of $72 million related to the divestiture of a 75% ownership interest in Limited Stores.

3)	We recognized pre-tax restructuring and impairment charges totaling $47 million, consisting primarily of severance associated with the termination of approximately 10% of our home office headcount and costs associated with the disposal of non-core assets.

The divestitures of Express and Limited Stores and the restructuring actions are consistent with our long-standing strategy of enhancing shareholder value by sharpening our focus and simplifying our structure.

At Victoria’s Secret, sales increased 16% due to increases at both Victoria’s Secret Stores and Victoria’s Secret Direct. Despite the increase in sales, operating income declined 14% due to a decline in the gross profit rate and increases in general, administrative and store operating expenses. The decline in the gross profit rate was primarily due to a decline in the merchandise margin rate as we responded to softness in the sales trend by promoting bra launches, pursuing a multiples pricing strategy for PINK panties and taking markdowns on certain merchandise categories. The buying and occupancy expense rate deleveraged driven by expenses associated with our real estate initiative, which results in the recognition of accelerated depreciation and increased rent related to newly executed leases prior to the realization of the benefits associated with the expanded stores. General, administrative and store operating expenses increased primarily due to increased store selling expenses related to increased transactions and units per transaction and costs associated with our new distribution center and technology upgrades to support future growth of our direct business. Victoria’s Secret is responding to the challenging environment in a number of ways including: 1) aggressively managing inventory positions while continuing to provide customers with the appropriate level of newness; 2) executing the real estate initiative; and 3) carefully targeted marketing efforts.

At Bath & Body Works, sales decreased 3% driven by soft sales during the Mother’s Day theme and June semi-annual sale. Operating income declined 77% to $22 million primarily driven by three factors: 1) an inventory related charge associated with the write-off of excess raw material and component inventory and to a lesser extent, shrink; 2) sales and merchandise margin rate decreases versus prior year and 3) on-going supply chain system support costs and additional investments in the Brand consisting primarily of real estate initiatives. The gross profit rate declined significantly driven primarily by a decline in the merchandise margin rate due to the inventory related charges discussed above, heavy promotional activity and selected product assortment misses. The increase in general, administrative and store operating expenses was partially the result of costs incurred during the quarter related to the supply chain systems implementation including depreciation and amortization expense associated with the new systems. During the second quarter, momentum continued to build in the Direct business as evidenced by the 42% growth in sales. We view the Bath & Body Works Direct business as both a revenue generator and marketing vehicle for the Brand.

At the Apparel segment, sales decreased 23% as a result of the divestiture of Express on July 6, 2007. Operating income increased significantly due to the $302 million gain on the divestiture of Express offset partially by the $72 million loss on the divestiture of Limited Stores. Additionally, operating performance reflects improved performance at Express prior to divestiture driven by improvement in the gross profit rate.

On June 22, 2007, we announced that our Board of Directors authorized an increase to our previously announced $500 million share repurchase program to $1 billion. Under this program, we repurchased 30.9 million shares for $818 million during the second quarter. We completed this program in August 2007 by repurchasing an additional 7.7 million shares for $182 million. On August 22, 2007, we announced that our Board of Directors authorized a new $250 million share repurchase program.

In July 2007, we issued $700 million of 10-year notes and $300 million of 30-year notes as part of our previously announced review of our capital structure. In addition, we amended our term loan and increased our borrowings under the amended loan by $250 million to $750 million and we increased our borrowing capacity under our credit facilities to $1.5 billion.

SECOND QUARTER AND YEAR-TO-DATE 2007 RESULTS

The following summarized financial and statistical data compares reported results for the thirteen week and twenty-six week periods ended August 4, 2007 and July 29, 2006:

	Second Quarter			Year-to-Date
	2007	2006	Change	2007	2006	Change
Net Sales (millions):
Victoria’s Secret Stores	$920	$869	6%	$1,691	$1,606	5%
Victoria’s Secret Direct	397	366	8%	741	681	9%
La Senza	113	—	nm	205	—	nm

Total Victoria’s Secret	1,430	1,235	16%	2,637	2,287	15%

Bath & Body Works	562	581	(3)%	984	966	2%

Express (a)	271	370	(27)%	659	750	(12)%
Limited Stores (b)	99	108	(8)%	211	219	(4)%

Total Apparel businesses	370	478	(23)%	870	969	(10)%

Other (c)	262	160	64%	444	309	44%

Total net sales	$2,624	$2,454	7%	$4,935	$4,531	9%

Segment Operating Income (loss) (millions):
Victoria’s Secret	$178	$206	(14)%	$325	$424	(23)%
Bath & Body Works	22	94	(77)%	29	119	(76)%
Apparel (d)	241	(31)	nm	259	(15)	nm
Other (c)	(122)	(72)	(69)%	(186)	(145)	(28)%

Total operating income	$319	$197	62%	$427	$383	11%

(a)	Includes results of operations for Express through July 6, 2007, the date of divestiture.
(b)	Includes results of operations for Limited Stores through August 3, 2007, the date of divestiture.
(c)	Other includes Corporate (including consolidated and equity investments), Mast, Beauty Avenues and Henri Bendel.
(d)	Second quarter and year-to-date 2007 includes the gain on divestiture of Express of $302 million and the loss on divestiture of Limited Stores of $72 million.
nm	not meaningful

	Second Quarter		Year-to-Date
	2007	2006	2007	2006
Comparable Store Sales (a):
Victoria’s Secret	4%	11%	3%	10%
Bath & Body Works	(4)%	11%	0%	8%
Express (b)	6%	(11)%	6%	(4)%
Limited Stores (c)	3%	(4)%	4%	(6)%

Total Apparel businesses	5%	(10)%	5%	(5)%
Henri Bendel	0%	1%	1%	(7)%

Total comparable store sales increase	2%	5%	3%	5%

(a)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.
(b)	Includes comparable store sales for Express through July 6, 2007, the date of divestiture.
(c)	Includes comparable store sales for Limited Stores through August 3, 2007, the date of divestiture.

	Second Quarter			Year-to-Date
	2007	2006	Change	2007	2006	Change
Segment Store Data (a):
Retail sales per average selling square foot:
Victoria’s Secret (b)	$177	$174	2%	$325	$320	2%
Bath & Body Works	$151	$159	(5)%	$264	$265	0%
Retail sales per average store (thousands):
Victoria’s Secret (b)	$916	$876	5%	$1,684	$1,615	4%
Bath & Body Works	$354	$367	(4)%	$619	$612	1%
Average store size at end of quarter (selling square feet):
Victoria’s Secret	5,246	5,067	4%
Bath & Body Works	2,349	2,318	1%
Selling square feet at end of quarter (thousands):
Victoria’s Secret (b)	5,277	5,021	5%
Bath & Body Works	3,627	3,591	1%

(a)	Table excludes data for Express and Limited Stores due to the divestitures on July 6, 2007 and August 3, 2007, respectively.
(b)	For comparability purposes, Victoria’s Secret data does not include the results of La Senza, which was acquired on January 12, 2007.

The following statistical data represents the number of stores at the beginning and end of the period and the related activity during the thirteen and twenty-six week periods ended August 4, 2007 and July 29, 2006:

	Second Quarter		Year-to-Date
	2007	2006	2007	2006
Number of Stores (a):
Victoria’s Secret (b)
Beginning of period	1,336	994	1,326	998
Opened	17	4	35	6
Closed	(4)	(7)	(12)	(13)

End of period	1,349	991	1,349	991

Bath & Body Works
Beginning of period	1,540	1,554	1,546	1,555
Opened	7	2	10	6
Closed	(3)	(7)	(12)	(12)

End of period	1,544	1,549	1,544	1,549

Apparel
Beginning of period	884	1,009	918	1,035
Opened	—	—	—	—
Closed	(15)	(32)	(49)	(58)
Disposed of	(869)	—	(869)	—

End of period	—	977	—	977

(a)	Quarterly and year-to-date data excludes Henri Bendel store locations (2 in 2007 and 2006) and the six Diva London test stores which were closed during the second quarter of 2007.
(b)	Includes La Senza stores (323 at February 3, 2007, 333 at May 5, 2007 and 343 at August 4, 2007).

Net Sales

The change in net sales for the thirteen weeks ended August 4, 2007 compared to the thirteen weeks ended July 29, 2006 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2006 Net sales	$1,235	$581	$478	$160	$2,454
Comparable store sales	31	(18)	17	—	30
La Senza sales	113	—	—	—	113
Sales associated with new, closed and non-comparable remodeled stores, net (including impact of Apparel divestitures)	20	(6)	(125)	—	(111)
Direct channels	31	5	—	—	36
Mast third-party sales and other	—	—	—	102	102

2007 Net sales	$1,430	$562	$370	$262	$2,624

At Victoria’s Secret Stores, the comparable store sales increase of 4% was driven by growth in PINK loungewear and panties and Dream Angels fragrances offset partially by decreases in bras, panties and other product assortments within the PINK and Beauty categories. The 8% increase in sales at Victoria’s Secret Direct resulted from positive customer response to gift-with-purchase promotions and additional internet marketing efforts. Additional sales growth was driven primarily by growth in swim, dresses, and knit tops partially offset by a decrease in sleepwear and denim. La Senza’s net sales were $113 million and comparable store sales increased 3% driven by growth in bras, panties and La Senza Girl.

At Bath & Body Works, the comparable store sales decrease of 4% was primarily driven by heavy promotional activity and product assortment misses across the majority of the product categories partially offset by increases in our antibacterial and Signature Collection product lines. Net sales at Bath & Body Works Direct increased 42% to $16 million.

At the Apparel businesses, the 5% comparable store sales increase resulted from a 6% comparable store sales increase at Express and a 3% comparable store sales increase at Limited Stores.

The net sales increase in Other was primarily driven by an increase in third-party customer sales at Mast due to the divestiture of Express on July 6, 2007. Subsequent to the divestiture, 75% of Mast sales to Express are included in third-party customer sales.

The change in net sales for the twenty-six weeks ended August 4, 2007 compared to the twenty-six weeks ended July 29, 2006 was as follows:

(Millions) Increase (decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2006 Net sales	$2,287	$966	$969	$309	$4,531
Comparable store sales	46	1	39	—	86
La Senza sales	205	—	—	—	205
Sales associated with new, closed and non-comparable remodeled stores, net (including impact of Apparel divestitures)	39	7	(138)	—	(92)
Direct channels	60	10	—	—	70
Mast third-party sales and other	—	—	—	135	135

2007 Net sales	$2,637	$984	$870	$444	$4,935

At Victoria’s Secret Stores, the comparable store sales increase of 3% was driven by growth in PINK loungewear and panties, Intimissimi bras and panties and growth in the Dream Angels fragrance collection offset partially by decreases in bras, panties and other product assortments within the PINK and Beauty categories. The 9% increase in sales at Victoria’s Secret Direct resulted primarily from growth in swim, dresses and knit tops partially offset by a decrease in denim and bras. La Senza’s net sales were $205 million and comparable store sales increased 4% driven by growth in bras, panties and La Senza Girl.

At Bath & Body Works, comparable store sales were flat. Net sales at Bath & Body Works Direct increased 60% to $28 million.

At the Apparel businesses, the 5% comparable store sales increase resulted from a 6% comparable store sales increase at Express and a 4% comparable store sales increase at Limited Stores. The 6% Express increase resulted from strong performance of the Spring assortment of dresses and woven tops and improved traffic trends. At Limited Stores, the 4% increase was primarily driven by dresses and wear-to-work assortment.

The net sales increase in Other was primarily driven by an increase in third-party customer sales at Mast due to the divestitures of Express on July 6, 2007. Subsequent to the divestiture, 75% of Mast sales to Express are included in third-party customer sales.

Gross Profit

Thirteen weeks

For the thirteen weeks ended August 4, 2007, the gross profit rate (expressed as a percentage of net sales) decreased to 31.3% from 34.8% for the comparable period in 2006 primarily due to a decline in the merchandise margin rate at both Victoria’s Secret and Bath & Body Works, offset partially by an increase in the merchandise margin rate at Express.

At Victoria’s Secret, the decline in the gross profit rate was primarily due to a decline in the merchandise margin rate as we responded to softness in the sales trend by implementing promotions during bra launches, pursuing a multiples pricing strategy for PINK panties and taking markdowns on certain merchandise categories. The buying and occupancy expense rate deleveraged driven by expenses associated with our real estate initiative, which results in the recognition of accelerated depreciation and increased rent related to newly executed leases prior to the realization of the benefits associated with the expanded stores.

At Bath & Body Works, the decline in gross profit rate was primarily due to a decline in the merchandise margin rate due to inventory related charges pertaining to excess raw material and component inventory and to a lesser extent, shrink. Additionally, heavy promotional activity and selected product assortment misses contributed to the decline.

At the Apparel businesses, the gross profit rate increased due to improvement in the merchandise margin rate and leverage in the buying and occupancy rate.

Twenty-six weeks

For the twenty-six weeks ended August 4, 2007, the gross profit rate (expressed as a percentage of net sales) decreased to 32.9% from 36.2% for the comparable period in 2006 primarily due to a decline in the merchandise margin rate at both Victoria’s Secret and Bath & Body Works.

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

At Bath & Body Works, the decline in gross profit rate was primarily due to a decline in the merchandise margin rate due to inventory charges and heavy promotional activity and product assortment misses.

At the Apparel businesses, the gross profit rate increased primarily due to leverage in the buying and occupancy rate.

General, Administrative and Store Operating Expenses

Thirteen weeks

The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 27.9% for the thirteen weeks ended August 4, 2007 from 26.7% for the thirteen weeks ended July 29, 2006. The increase was primarily driven by restructuring and impairment charges totaling $53 million, which excludes $6.5 million of minority interest income associated with the charges. Of the $53 million of charges, $38 million, consisting primarily of severance, related to a 10% reduction in corporate and brand home office headcount. The reduction in headcount is the result of our initiative to resize and realign our expenses to reflect our new enterprise structure. The remaining portion consists of impairment charges and other costs totaling $15 million related to the closure of operations of a non-core personal care business and the six Diva London concept stores. The remainder of the increase primarily resulted from increased store selling costs at Victoria’s Secret related to increased transactions and units per transaction and investments in infrastructure and technology initiatives in the areas of supply chain shared services and customer relationship marketing. These increases were partially offset by decreases in marketing and incentive compensation expense.

Twenty-six weeks

The general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 28.9% for the twenty-six weeks ended August 4, 2007 from 27.8% for the twenty-six weeks ended July 29, 2006. The increase was driven by the restructuring charges and other factors described above for the thirteen weeks ended August 4, 2007.

Apparel Divestitures

On July 6, 2007, we finalized the divestiture of a 75% ownership interest in our Express brand to affiliates of Golden Gate Capital for pre-tax cash proceeds of $548 million. The transaction resulted in a pre-tax gain on divestiture of $302 million, which is subject to post-closing adjustments.

On August 3, 2007, we divested a 75% ownership interest of our Limited Stores business to affiliates of Sun Capital Partners. As part of the transaction, Sun Capital contributed $50 million of equity capital into the business and arranged for a $75 million credit facility. We received no cash proceeds from the transaction and recorded a pre-tax loss of $72 million on the transaction, which is subject to post-closing adjustments.

Interest Expense

	Second Quarter		Year-to-Date
	2007	2006	2007	2006
Average borrowings (millions)	$2,035	$1,680	$1,885	$1,680
Average effective borrowing rate	6.02%	5.88%	5.96%	5.82%

Interest expense was $31 million for the second quarter of 2007 compared to $24 million for the same period in 2006. Year-to-date interest expense increased to $56 million in 2007 from $48 million in 2006. These increases resulted primarily from an increase in average borrowings as a result of the $700 million 10-year notes and the $300 million 30-year notes issued during the second quarter of 2007, interest expense associated with commercial paper outstanding during the quarter and the impact of an increase in average effective borrowing rates.

Interest Income

For the thirteen weeks ended August 4, 2007, interest income decreased to $3 million from $8 million in 2006. The year-to-date interest income decreased to $6 million from $18 million in 2006. The decrease was due to a decrease in average invested cash balances.

Minority Interest

For the thirteen weeks ended August 4, 2007, minority interest was $16 million compared to $(0.1) million for the thirteen weeks ended July 29, 2006. For the twenty-six weeks ended August 4, 2007, minority interest was $22 million compared to $24 thousand for the twenty-six weeks ended July 29, 2006. Minority interest represents the proportional share of net income or losses of consolidated, less than wholly-owned subsidiaries attributable to the minority investor. The increase relates to losses from a personal care business acquired during the first quarter of 2007, including the minority investor’s $6.5 million portion of the $13 million impairment charge discussed above, and from our fourth quarter 2006 investment in an independent technology company focused on large multi-channel retailers.

Other Income (Loss)

For the thirteen weeks ended August 4, 2007, other income (loss) was $116 million compared to $(0.8) million for the thirteen weeks ended July 29, 2006. For the twenty-six weeks ended August 4, 2007, other income (loss) was $116 million compared to $(3) million for the twenty-six weeks ended July 29, 2006. The increase in other income (loss) is due to a gain of $100 million related to a distribution from Easton Town Center, LLC and net gains of $17 million from the settlement of interest rate lock agreements.

Provision for Income Taxes

The effective tax rate increased to 37.6% for the second quarter of 2007 from 37.2% for the same period in 2006. The second quarter 2007 effective tax rate reflects the impact of a $39 million after tax benefit associated with the reversal of state net operating loss carryforward valuation allowances in conjunction with the divestiture of the apparel brands. Partially offsetting this benefit is the impact of the Limited Stores divestiture, for which no income tax benefit was recognized due to uncertainty about the ultimate timing of the recognition of the Limited Stores loss for tax purposes. The effective tax rate in the second quarter of 2006 reflects the benefit of the favorable resolution of certain state tax matters.

The year-to-date effective tax rate decreased to 38.4% in 2007 from 39.4% in 2006. The rate decrease is due to the matters discussed above.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary resources to support current operations, projected growth, seasonal funding requirements and capital expenditures. Other sources of capital include, but are not limited to, the issuance of public and private debt, bank borrowings, the sale of the apparel businesses and the issuance of equity securities.

During the second quarter we executed a number of transactions as part of our review and evaluation of our overall capital structure:

1)	We issued $700 million of 10-year notes and $300 million of 30-year notes utilizing our existing shelf registration statement.

2)	We amended our term loan agreement by increasing the capacity to $750 million and extending the term to August 2012. We borrowed the additional $250 million available under the amended term loan.

3)	We amended our $1 billion revolving credit facility by extending the term of the facility to August 2012 and executed a $500 million, 364-day revolving credit facility, increasing our total revolving credit facility borrowing capacity to $1.5 billion.

We used a portion of the proceeds from these additional borrowings to fund our share repurchases during the second quarter, the recent acquisition of La Senza and for other general corporate requirements including repayment of our outstanding commercial paper issued during the first and second quarters.

We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, working capital requirements, scheduled debt payments, interest payments, income tax obligations, dividends to our shareholders, any contemplated strategic acquisitions, and share repurchases.

A summary of our working capital position and capitalization follows (millions):

	August 4, 2007	February 3, 2007	July 29, 2006
Working capital	$1,763	$1,062	$1,231

Capitalization:
Long-term debt	$2,908	$1,665	$1,665
Shareholders’ equity	2,411	2,955	2,562

Total capitalization	$5,319	$4,620	$4,227

Additional amounts available under credit agreements (a)	$1,500	$1,000	$1,000

(a)	Additional amounts available at August 4, 2007 consist of $1.5 billion available under the revolving credit facility.

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

Net cash used in operating activities was $36 million for the twenty-six weeks ended August 4, 2007 versus $159 million for the twenty-six weeks ended July 29, 2006. The change in cash used in operating activities related primarily to changes in working capital, primarily inventories. Inventory levels declined during the twenty-six weeks ended August 4, 2007 and increased significantly during the twenty-six weeks ended July 29, 2006 in conjunction with the implementation of a new supply chain management system and related processes of Bath & Body Works.

Net cash provided by investing activities of $322 million for the twenty-six weeks ended August 4, 2007 consisted primarily of $548 million in proceeds from the divestiture of Express, $102 million in proceeds from the distribution from Easton Town Center, LLC offset partially by $400 million in capital expenditures. Net cash used for investing activities of $255 million for the twenty-six weeks ended July 29, 2006 consisted primarily of $249 million in capital expenditures.

Net cash provided by financing activities of $407 million for the twenty-six weeks ended August 4, 2007 primarily included debt offering proceeds of $997 million and proceeds from the term loan refinancing of $250 million. These proceeds were partially offset by repurchases of common stock of $805 million and quarterly dividend payments of $0.15 per share, or $120 million. Net cash used for financing activities of $143 million for the twenty-six weeks ended July 29, 2006 primarily included: (i) cash payments of $130 million related to the repurchase of 5.4 million shares of common stock during the first and second quarters of the year under our November 2005 and February 2006 share repurchase programs and (ii) quarterly dividend payments of $0.15 per share, or $120 million. The uses of cash were partially offset by proceeds from the exercise of stock options and excess tax benefits from share-based compensation.

Capital Expenditures

Capital expenditures amounted to $400 million and $249 million for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. Of these expenditures, approximately $241 million in 2007 and $140 million in 2006 were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to investments in technology and infrastructure to support growth.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of Express, Limited Stores and certain other businesses including Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company, the Company has remaining guarantees of approximately $301 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liabilities being triggered under these guarantees, with respect to existing and extended leases, is remote.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs.

The following table includes aggregated information about certain categories of the Company’s contractual obligations that have changed materially from February 3, 2007. The information included in this table is an update to the table included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

	Payments Due by Period
Contractual Obligations (Millions)	Total	Less than 1 Year	1 –3 Years	4 – 5 Years	More than 5 Years	Other
Long-term debt obligations (1)	$5,243	$97	$386	$371	$4,389	$—
Operating lease obligations (2)	2,685	377	689	583	1,036	—
Other liabilities (3)	346	25	19	9	—	293

(1)	Long-term debt obligations relate to principal and interest payments for the Company’s outstanding notes, debentures and Term Loan and line of credit borrowings (see Note 12 to the Consolidated Financial Statements in Item 1. Financial Statements). Interest payments have been estimated based on the coupon rate for fixed rate obligations or the variable rate in effect at August 4, 2007. Interest obligations exclude amounts which have been accrued through August 4, 2007. The increase in long-term debt obligations is due to the Company’s second quarter borrowing activities as more fully described in the Liquidity and Capital Resources section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	Operating lease obligations primarily relate to minimum payments due under store lease agreements. The decrease in operating lease obligations is due to the divestiture of Express and Limited Stores during the second quarter of 2007.
(3)	Other liabilities includes $179 million of future payments relating to the Company’s nonqualified supplemental retirement plan and have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. The increase in other liabilities is due to the inclusion of $128 million of future estimated payments associated with unrecognized tax benefits as accounted for under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Of this amount, $14 million is included in the less than one year category because it is reasonably possible that they could change in the next 12 months due to audit settlements or resolution of uncertainties. The remainder is included under “Other” as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities.

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

Other than the impact of our second quarter financing activities, there were no material changes in our exposure to market risk since February 3, 2007 as disclosed in our 2006 Annual Report on Form 10-K.

During the second quarter of 2007, we issued $1 billion of fixed rate notes and borrowed an additional $250 million under our variable rate amended term loan. The term loan has several interest rate options, which are based in part on our long-term credit ratings.

Management continues to believe that the Company’s exposure to interest rate risk associated with financial instruments (such as investments and borrowings) is not material.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table outlines our repurchases of our common stock during the thirteen weeks ended August 4, 2007 (thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value that May Yet Be Purchased (3)
May	3,763	$26.03	3,756	$961,614
June	13,983	$27.17	13,948	$582,693
July	15,518	$25.82	15,517	$182,099

Total	33,264	$26.41	33,221	$182,099

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards and (ii) the use of our stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	In June 2006, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. During the second quarter of 2007, the Company completed this program by repurchasing 2.3 million shares of common stock for $59 million at an average price per share of approximately $25.86. In May 2007, the Company’s Board of Directors authorized the repurchase of $1 billion of the Company’s common stock. Through the second quarter of 2007, the Company had repurchased approximately 30.9 million shares of its common stock for $818 million at an average price per share of approximately $26.45. During August 2007, the Company completed this program by repurchasing 7.7 million shares of common stock for $182 million at an average price per share of approximately $23.56. In August 2007, the Company’s Board of Directors authorized the repurchase of $250 million of the Company’s common stock. Through August 31, 2007, the Company had repurchased approximately 411 million shares of its common stock for $9.4 million at an average price per share of approximately $22.83.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER

Not applicable.

Item 6.	EXHIBITS

Exhibits

4.1	Amendment and Restatement Agreement (Revolving Credit Agreement) dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Five-Year Revolving Credit Agreement dated as of October 6, 2004, as amended and restated November 5, 2004 and March 22, 2006.

4.2	364-Day Revolving Credit Agreement, dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent.

4.3	Amendment and Restatement Agreement (Term Loans) dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Term Loan Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004 and March 22, 2006

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

99	Separation Agreement dated as of September 5, 2007 between Limited Brands, Inc. and Leonard A. Schlesinger.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer

Date: September 10, 2007