Form 10-Q
period 2007-11-03
LIMITED BRANDS INC
filed 2007-12-07
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 30, 2007
353,143,634 Shares

LIMITED BRANDS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales	$1,923	$2,115	$6,858	$6,646
Costs of goods sold, buying and occupancy	(1,309)	(1,356)	(4,620)	(4,245)

Gross profit	614	759	2,238	2,401
General, administrative and store operating expenses	(552)	(692)	(1,979)	(1,952)
Gain on divestiture of Express	—	—	302	—
Loss on divestiture of Limited Stores	—	—	(72)	—

Operating income	62	67	489	449
Interest expense	(47)	(26)	(103)	(74)
Interest income	6	3	12	21
Other income (loss)	1	(2)	117	(5)
Minority interest	1	—	23	—

Income before income taxes	23	42	538	391
Provision for income taxes	11	18	209	156

Income before cumulative effect of change in accounting principle	12	24	329	235
Cumulative effect of change in accounting principle (net of tax of $0.4)	—	—	—	1

Net income	$12	$24	$329	$236

Net income per basic share:
Income before cumulative effect of change in accounting principle	$0.03	$0.06	$0.86	$0.60
Cumulative effect of change in accounting principle	—	—	—	—

Net income per basic share	$0.03	$0.06	$0.86	$0.60

Net income per diluted share:
Income before cumulative effect of change in accounting principle	$0.03	$0.06	$0.85	$0.59
Cumulative effect of change in accounting principle	—	—	—	—

Net income per diluted share	$0.03	$0.06	$0.85	$0.59

Dividends per share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Millions)

	November 3, 2007	February 3, 2007	October 28, 2006
	(Unaudited)		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$218	$500	$178
Accounts receivable	462	176	178
Inventories	1,792	1,770	2,175
Other	320	325	361

Total current assets	2,792	2,771	2,892

Property and equipment, net	1,853	1,862	1,752
Goodwill	1,759	1,676	1,381
Tradenames and other intangible assets, net	696	642	441
Other assets	236	142	161

Total assets	$7,336	$7,093	$6,627

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$673	$593	$784
Commercial paper	—	—	232
Accrued expenses and other	763	897	704
Income taxes	14	219	39

Total current liabilities	1,450	1,709	1,759

Deferred income taxes	126	173	144
Long-term debt	2,908	1,665	1,666
Other long-term liabilities	714	520	470

Minority interest	61	71	51

Shareholders’ equity:
Preferred stock — $1.00 par value; 10 shares authorized; none issued or outstanding	—	—	—
Common stock — $0.50 par value; 1,000 shares authorized; 524 shares issued; 356, 398 and 396 shares outstanding, respectively	262	262	262
Paid-in capital	1,551	1,565	1,569
Accumulated other comprehensive income (loss)	43	(17)	(5)
Retained earnings	4,423	4,277	3,898
Less: treasury stock, at average cost	(4,202)	(3,132)	(3,187)

Total shareholders’ equity	2,077	2,955	2,537

Total liabilities and shareholders’ equity	$7,336	$7,093	$6,627

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006
Operating activities:
Net income	$329	$236
Adjustments to reconcile net income to net cash used in operating activities:
Cumulative effect of change in accounting principle	—	(1)
Depreciation and amortization	264	230
Shared-based compensation	37	27
Excess tax benefits from share-based compensation	(27)	(32)
Deferred income taxes	(152)	(5)
Gain on sale of assets	(37)	—
Minority interest	(23)	—
Gain on divestiture of Express	(302)	—
Loss on divestiture of Limited Stores	72	—
Gain on distribution from Easton Town Center, LLC	(100)	—
Goodwill impairment	13	—
Change in assets and liabilities, net of divestitures:
Accounts receivable	(296)	23
Inventories	(197)	(1,015)
Accounts payable and accrued expenses	12	169
Income taxes payable	(151)	(174)
Other assets and liabilities	134	(65)

Net cash used in operating activities	(424)	(607)

Investing activities:
Capital expenditures	(623)	(418)
Proceeds from sale of assets	97	—
Proceeds from divestiture of Express, net	547	—
Proceeds from distribution from Easton Town Center, LLC	102	—
Other investing activities	50	(4)

Net cash provided by (used in) investing activities	173	(422)

Financing activities:
Proceeds from debt offering	997	—
Proceeds from term loan refinancing	250	—
Payments of long-term debt	(4)	(4)
Dividends paid	(174)	(178)
Repurchase of common stock	(1,200)	(185)
Excess tax benefits from share-based compensation	27	32
Proceeds from issuance of commercial paper	—	232
Proceeds from exercise of stock options and other	72	102

Net cash used in financing activities	(32)	(1)

Effect of exchange rates changes on cash	1	—
Net decrease in cash and cash equivalents	(282)	(1,030)

Cash and cash equivalents, beginning of year	500	1,208

Cash and cash equivalents, end of period	$218	$178

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

The Consolidated Financial Statements as of and for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2006 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results for the interim periods.

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

Weighted-average common shares outstanding (thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Common shares issued	523,852	523,852	523,852	523,852
Treasury shares	(162,943)	(128,699)	(140,200)	(128,791)

Basic shares	360,909	395,153	383,652	395,061
Dilutive effect of stock options and restricted shares	4,066	6,743	5,393	6,490

Diluted shares	364,975	401,896	389,045	401,551

The quarterly computations of earnings per diluted share exclude options to purchase 7.8 million and 0.2 million of common shares for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively, and the year-to-date computations of earnings per diluted share exclude options to purchase 6.3 million and 2.3 million shares for 2007 and 2006, respectively, because the impact of such options would be antidilutive.

In June 2006, the Company’s Board of Directors authorized the repurchase of $100 million of the Company’s common stock. During May 2007, the Company completed this program by repurchasing 2.3 million shares of common stock for $59 million at an average price per share of approximately $25.86.

In the second quarter of 2007, the Company’s Board of Directors authorized the repurchase of $1 billion of the Company’s common stock. During the second quarter of 2007, the Company purchased approximately 30.9 million shares of common stock for $818 million at an average price per share of approximately $26.45. During August 2007, the Company completed this program by repurchasing 7.7 million shares of common stock for $182 million at an average price per share of approximately $23.56.

In August 2007, the Company’s Board of Directors authorized the repurchase of $250 million of the Company’s common stock. Through November 3, 2007, the Company had repurchased approximately 6.9 million shares of its common stock for $154 million at an average price per share of approximately $22.29. Through November 30, 2007, 3.3 million additional shares have been repurchased under this program for $64 million at an average price per share of approximately $19.16.

In November 2007, the Company’s Board of Directors authorized the repurchase of an additional $250 million of the Company’s common stock. Through November 30, 2007, no shares under this program were repurchased.

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

The cross-currency interest rate swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset foreign currency transaction gains and losses recognized on the intercompany loans. The aggregate fair value of foreign currency swap arrangements was a liability of $99 million and $3 million at November 3, 2007 and February 3, 2007, respectively, and is included in other long-term liabilities on the Consolidated Balance Sheet.

In March and June 2007, the Company entered into interest rate lock agreements designated as cash flow hedges to mitigate exposure to interest rate fluctuations on the anticipated future issuance of debt. In conjunction with the Company’s issuance of notes during July 2007, the interest rate locks were settled. Based on changes between the anticipated and actual amount and timing of the debt issuance, the Company concluded during the second quarter of 2007 that the interest rate locks no longer qualified as cash flow hedges. As a result, $17 million of realized pre-tax gains from the settlement of the interest rate locks was recognized in earnings for the thirteen weeks ended August 4, 2007. The gain on the interest rate lock agreements is included in other income (loss) on the Consolidated Statements of Income.

4. Comprehensive Income

Comprehensive income was as follows (millions):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net income	$12	$24	$329	$236
Other comprehensive income
Foreign currency translation	26	—	49	—
Unrealized loss on foreign currency cash flow hedge	(57)	—	(96)	—
Reclassification of foreign currency cash flow hedge to earnings	58	—	106	—
Other	—	—	1	1

Total comprehensive income	$39	$24	$389	$237

5. Divestitures

Express

On July 6, 2007, the Company completed the divestiture of 75% of our ownership interest in Express to affiliates of Golden Gate Capital for pre-tax net cash proceeds of $547 million, including final closing adjustments.

The Company recorded a pre-tax gain on the divestiture of $302 million, including final closing adjustments, which reflects a $4 million lease guarantee liability (see Note 14).

In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company will provide support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and ranges from 3 months to 3 years.

The Company’s remaining 25% investment in Express is accounted for under the equity method of accounting. Accordingly, 25% of Express’ results are included in other income (loss) on the Consolidated Statements of Income for the period from July 7, 2007 through November 3, 2007. The Express investment carrying value was $84 million at November 3, 2007 and is included in other assets on the Consolidated Balance Sheet. Accounts receivable on the Consolidated Balance Sheet at November 3, 2007 include $209 million due from Express related to merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements.

Limited Stores

On August 3, 2007, the Company divested 75% ownership of Limited Stores to affiliates of Sun Capital. As part of the agreement, Sun Capital contributed $50 million of equity capital into the business and arranged a $75 million credit facility. The Company recorded a pre-tax loss on the divesture of $72 million, including final closing adjustments, which reflects an $8 million lease guarantee liability (see Note 14).

In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements where the Company will provide support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and ranges from 3 months to 3 years.

The Company’s remaining 25% investment in Limited Stores is accounted for under the equity method of accounting. Accordingly, 25% of Limited Stores’ results are included in other income (loss) on the Consolidated Statements of Income for the period from August 3, 2007 through November 3, 2007. The Limited Stores investment carrying value was $16 million at November 3, 2007, and is included in other assets on the Consolidated Balance Sheet. Accounts receivable on the Consolidated Balance Sheet at November 3, 2007 include $36 million due from Limited Stores related to merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements.

6. Restructuring Activities

During the second quarter of 2007, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the apparel divestitures. This program resulted in the elimination of approximately 500 positions (or 10%) of the Company’s corporate and home office headcount through position eliminations and transfers to Express and Limited Stores. During the thirteen and thirty-nine weeks ended November 3, 2007, the Company recognized pre-tax charges of $4 million and $42 million, respectively, in general, administrative and store operating expenses on the Consolidated Statement of Income consisting primarily of severance and related costs.

The following table summarizes these restructuring activities for the thirty-nine weeks ended November 3, 2007.

(Millions)	Total
Balance as of February 3, 2007	$—
Provision	42
Cash payments	(9)
Changes in estimates	(4)

Balance as of November 3, 2007	$29

Additionally, in the second quarter of 2007 the Company recognized an impairment charge of $13 million ($6.5 million net of minority interest) related to the disposition of a personal care products business (see Note 10) and $2 million of costs consisting primarily of property and equipment write-offs associated with the closure of the six Diva London concept stores.

During the third quarter of 2007, the Company recognized $25 million in gains related to the sale of two corporate aircraft. These gains are included in general, administrative and store operating expenses on the Consolidated Statement of Income.

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

8. Inventories

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

Inventories consisted of (millions):

	November 3, 2007	February 3, 2007	October 28, 2006
Finished goods merchandise	$1,631	$1,534	$1,918
Raw materials and merchandise components	161	236	257

Total inventories	$1,792	$1,770	$2,175

During the second quarter of 2007, the Company recognized a pre-tax charge of $19 million in cost of goods sold, buying and occupancy on the Consolidated Statement of Income related to excess raw material and component inventory at Bath & Body Works.

9. Property and Equipment, Net

Property and equipment, net consisted of (millions):

	November 3, 2007	February 3, 2007	October 28, 2006
Property and equipment, at cost	$3,746	$4,307	$4,129
Accumulated depreciation	(1,893)	(2,445)	(2,377)

Property and equipment, net	$1,853	$1,862	$1,752

10. Goodwill, Tradenames and Other Intangible Assets, Net

The following is a summary of the changes in goodwill for the thirty-nine weeks ended November 3, 2007 and October 28, 2006:

(Millions)	Victoria’s Secret	Bath & Body Works	Other	Total
Balance as of February 3, 2007	$999	$628	$49	$1,676
Acquisitions	—	—	25	25
Reclassification to tradename	—	—	(12)	(12)
Impairment	—	—	(13)	(13)
Foreign currency translation	83	—	—	83

Balance as of November 3, 2007	$1,082	$628	$49	$1,759

(Millions)	Victoria’s Secret	Bath & Body Works	Other	Total
Balance as of January 28, 2006	$690	$627	$40	$1,357
Acquisitions	—	—	23	23
Reallocation of purchase price	—	1	—	1

Balance as of October 28, 2006	$690	$628	$63	$1,381

The increase in goodwill from October 28, 2006 to February 3, 2007 relates primarily to the January 2007 acquisition of La Senza.

In February 2007, the Company acquired a personal care products business along with an investment partner. Net assets of the acquired business consisted primarily of goodwill, which is included above based on the preliminary purchase price allocation. During the second quarter of 2007, the Company and its investment partner made a decision to close the operations of the acquired business. Based on this decision, the Company completed a valuation of the acquired business tradename, which the Company intends to continue to use. Based on the Company’s evaluation, $12 million of the $25 million purchase price was allocated to the tradename. The remaining $13 million was recognized as an impairment charge in operating income in the second quarter. The Company recognized the investment partner’s portion of the impairment charge of $6.5 million in minority interest on the Consolidated Statements of Income.

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza tradenames. These assets totaled $623 million as of November 3, 2007, $579 million as of February 3, 2007 and $411 million as of October 28, 2006 and are included in tradenames and other intangible assets, net on the Consolidated Balance Sheets.

Intangible assets, subject to amortization, were as follows:

(Millions)	November 3, 2007	February 3, 2007	October 28, 2006
Intellectual property	$41	$41	$41
Tradenames/brands	45	31	19
Licensing agreements and customer relationships	30	27	12
Favorable operating leases	22	20	9

Total	$138	$119	$81
Accumulated amortization	(65)	(56)	(51)

Intangible assets, subject to amortization, net	$73	$63	$30

Amortization expense for the thirteen week periods ended November 3, 2007 and October 28, 2006 was $3 million and $2 million, respectively. Amortization expense for the thirty-nine week periods ended November 3, 2007 and October 28, 2006 was $9 million and $7 million, respectively. Estimated future annual amortization expense will be approximately $5 million for the remainder of 2007, $9 million in 2008, 2009 and 2010, $8 million in 2011 and $33 million in the aggregate thereafter.

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

In conjunction with the loan refinancing in the second quarter of 2007, ETC repaid the existing loan, reserved cash for capital expenditures and operations, and authorized the distribution of $150 million to ETC members. As an ETC member, the Company received approximately $102 million of proceeds, resulting in a $100 million gain after reducing the Company’s ETC carrying value from $2 million to zero. The gain is included in other income (loss) on the Consolidated Statements of Income.

12. Income Taxes and Change in Accounting Principle

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The effective tax rate increased to 48% for the thirteen weeks ended November 3, 2007 from 43% for the thirteen weeks ended October 28, 2006. The income tax provision for the thirteen week periods ended November 3, 2007 and October 28, 2006 reflects the impact of adjustments to Federal and state income tax reserves.

The effective tax rate decreased to 39% for the thirty-nine weeks ended November 3, 2007 from 40% for the thirty-nine weeks ended October 28, 2006. The effective tax rate for the thirty-nine weeks ended November 3, 2007 reflects the impact of a $39 million after tax benefit associated with the reversal of state net operating loss carryforward valuation allowances in conjunction with the divestiture of the apparel brands recorded in the second quarter of 2007. Partially offsetting this benefit is the impact of the Limited Stores divestiture, for which no income tax benefit was recognized due to uncertainty about the ultimate timing of the recognition of the Limited Stores loss for tax purposes.

Income taxes paid during the thirty-nine week periods ended November 3, 2007 and October 28, 2006 approximated $407 million and $427 million, respectively. The current income tax liability included net current deferred tax liabilities of $5 million at November 3, 2007, $40 million at February 3, 2007 and $37 million at October 28, 2006.

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States.

Effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company recognized an additional $10 million liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening balance of retained earnings on February 4, 2007. Including this adjustment, the Company had $131 million of unrecognized tax benefits at February 4, 2007, $91 million of which, if recognized, would affect the effective income tax rate. Additionally, $69 million of unrecognized tax benefits were reclassified from current income taxes to other long-term liabilities on the Consolidated Balance Sheet.

At November 3, 2007, the Company had $131 million of unrecognized tax benefits, $92 million of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits, it is reasonably possible that $16 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company had accrued approximately $39 million and $40 million for the payment of interest and penalties at February 4, 2007 and November 3, 2007.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. At the beginning of fiscal 2007, the Company was subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2003 through 2007. Subsequently the audits for the 2003, 2004 and 2005 tax years have been completed. In addition, the Company is subject to various U.S. state income tax examinations and multiple foreign tax jurisdictions for the years 2000 through 2007. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

13. Long-Term Debt

Long-term debt, net of unamortized discount, consisted of (millions):

	November 3, 2007	February 3, 2007	October 28, 2006
Term Loan due August 2012. Interest rate of 5.93% at November 3, 2007	$750	$500	$500
6.90% $700 million Notes due July 2017, less unamortized discount	698	—	—
5.25% $500 million Notes due November 2014, less unamortized discount	499	499	499
6.95% $350 million Debentures due March 2033, less unamortized discount	350	350	349
7.60% $300 million Notes due July 2037, less unamortized discount	299	—	—
6.125% $300 million Notes due December 2012, less unamortized discount	299	299	299
Credit facility due January 2010. Interest rate of 5.82% at November 3, 2007	19	23	26
5.30% Mortgage due August 2010	2	2	—

Total debt	$2,916	$1,673	$1,673
Current portion of long-term debt	(8)	(8)	(7)

Total long-term debt, net of current portion	$2,908	$1,665	$1,666

In July 2007, the Company issued $700 million of 6.90% notes due July 15, 2017 and $300 million of 7.60% notes due July 15, 2037 utilizing a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities could be issued. Interest on the notes is payable on January 15 and July 15 of each year, beginning on January 15, 2008.

On August 3, 2007, the Company amended the October 2004 $500 million term loan agreement to increase the borrowing capacity to $750 million and extend the term to August 2012. Additionally, the amendment modified the terms to include a single principal repayment of $750 million due in August 2012. During the second quarter of 2007, the Company borrowed the additional $250 million under the term loan agreement.

On August 3, 2007, the Company amended its $1 billion unsecured revolving credit facility (the “5-Year Facility”) by extending its term to August 2012 and executed a $500 million, 364-day unsecured revolving credit facility (the “364-Day Facility”). Both facilities support the Company’s commercial paper and letter of credit programs. As of November 3, 2007, there were no borrowings outstanding under either facility. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.125% of the committed amount per year. Fees payable under the 364-Day Facility are also based on the Company’s long-term credit ratings and are currently 0.10% of the committed amount per year.

No commercial paper was outstanding at November 3, 2007 or February 3, 2007. Commercial paper outstanding at October 28, 2006 was $232 million included on the Consolidated Balance Sheet.

The Facilities and the Term Loan have several interest rate options. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of November 3, 2007.

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

In connection with the disposition of Express, Limited Stores and certain other businesses including Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company, the Company has remaining guarantees of approximately $280 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liabilities being triggered under these guarantees, with respect to existing and extended leases, is remote.

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

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associates’ contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on the associates’ years of service. Total expense recognized related to this plan was $10 million and $33 million for the thirteen and thirty-nine week periods ended November 3, 2007, respectively, and $11 million and $33 million for the thirteen and thirty-nine week periods ended October 28, 2006, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified plans. The plan permits associates to elect contributions up to a maximum amount. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Associates’ accounts are credited with interest using a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions and the related interest are subject to vesting based on the associates’ years of service. Associates may elect an in-service distribution for the additional deferred compensation component only. Associates are not permitted to take a withdrawal from any other portion of the Plan while actively employed with the Company. The remaining vested portion of associates’ accounts can only be paid upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to this plan was $7 million and $18 million for the thirteen and thirty-nine week periods ended November 3, 2007, respectively, and $8 million and $19 million for the thirteen and thirty-nine week periods ended October 28, 2006, respectively.

16. Segment Information

Prior to the divestitures of Express and Limited Stores, the Company had three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories marketed under the Victoria’s Secret, PINK and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores in the United States and direct response channels (e-commerce and catalogue). Through its e-commerce site, www.VictoriasSecret.com, and catalogue, certain Victoria’s Secret merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 38 other countries. La Senza’s merchandise is also sold through its e-commerce site, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names in addition to sales of third-party brands. Bath & Body Works merchandise is sold at retail stores and through its e-commerce site, www.bathandbodyworks.com.

The Apparel segment sold women’s and men’s apparel through Express and Limited Stores. After the closing dates of the divestitures, the segment no longer exists; however, the Company retains a 25% ownership interest in Express and Limited Stores.

The Company’s segment information as of and for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006 was as follows (millions):

	Victoria’s Secret	Bath & Body Works	Apparel (a) (b)	Other (c)	Total
2007
Thirteen weeks:
Net sales	$1,077	$430	$—	$416	$1,923
Operating income (loss)	78	(1)	—	(15)	62
Thirty-nine weeks:
Net sales	$3,714	$1,414	$870	$860	$6,858
Operating income (loss)	402	28	259	(200)	489
Total assets	3,725	1,662	—	1,949	7,336
2006
Thirteen weeks:
Net sales	$987	$415	$529	$184	$2,115
Operating income (loss)	130	1	(1)	(63)	67
Thirty-nine weeks:
Net sales	$3,274	$1,381	$1,498	$493	$6,646
Operating income (loss)	554	119	(16)	(208)	449
Total assets	2,635	1,675	758	1,559	6,627

(a)	Results of Express and Limited Stores are included through July 6, 2007 and August 3, 2007, respectively, when the businesses were divested. Total assets for the apparel segment are not included as the businesses were divested prior to November 3, 2007.
(b)	Operating income for the thirty-nine weeks ended November 3, 2007 includes the gain on divestiture of Express of $302 million and the loss on divestiture of Limited Stores of $72 million.
(c)	Includes Corporate (including non-core real estate, equity investments and other administrative functions such as treasury and tax), Mast (an apparel importer which is a significant supplier of merchandise for Victoria’s Secret), Beauty Avenues (a personal care sourcing Company serving both Victoria’s Secret and Bath & Body Works) and Henri Bendel.

The Company’s international sales, including La Senza and direct sales shipped internationally, totaled $140 million and $19 million for the thirteen week periods ended November 3, 2007 and October 28, 2006, respectively. The Company’s international sales, including La Senza and direct sales shipped internationally, totaled $407 million and $67 million for the thirty-nine week periods ended November 3, 2007 and October 28, 2006, respectively. The Company’s international sales do not include the sale of La Senza’s international licensees. The Company’s internationally based long-lived assets were $764 million at November 3, 2007, which resulted from the acquisition of La Senza on January 12, 2007.

17. Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. SFAS No. 160 provides guidance related to accounting for noncontrolling (minority) interests as equity in the consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 to determine the impact on the Company’s financial statements, if elected.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007, the Financial Accounting Standards Board provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating SFAS No. 157 to determine the impact on the Company’s financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of November 3, 2007 and October 28, 2006, and the related consolidated statements of income for the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006, and the consolidated statements of cash flows for the thirty-nine week periods ended November 3, 2007 and October 28, 2006. These financial statements are the responsibility of the Company’s management.

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

/s/ Ernst & Young, LLP

Columbus, Ohio

December 6, 2007

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by us or management involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by us: risks associated with general economic conditions, consumer confidence and consumer spending patterns; the potential impact of national and international security concerns on the retail environment, including any possible military action, terrorist attacks or other hostilities; risks associated with the seasonality of our business; risks associated with the highly competitive nature of the retail industry generally and the segments in which we operate particularly; risks related to consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image; risks associated with our ability to retain, hire and train key personnel and management; risks associated with the possible inability of our manufacturers to deliver products in a timely manner or meet quality standards; risks associated with our reliance on foreign sources of production, including risks related to the disruption of imports by labor disputes, risks related to political instability, risks associated with legal and regulatory matters, risks related to duties, taxes, other charges and quotas on imports, risks related to local business practices, potential delays or disruptions in shipping and related pricing impacts and political issues and risks related to currency and exchange rates; risks associated with the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms; risks associated with labor shortages or increased labor costs; risks associated with increases in the costs of mailing, paper and printing; risks associated with our ability to service any debt we incur from time to time as well as the requirements the agreements related to such debt impose upon us; risks associated with our reliance on information technology, including risks related to the implementation of new information technology and distribution systems, including risks associated with our new Victoria’s Secret Direct distribution center and risks related to utilizing third parties to provide information technology services; risks associated with severe weather conditions, natural disasters or health hazards; risks associated with rising energy costs; and risks associated with independent licensees. We are not under any obligation and we do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE OVERVIEW

Third quarter 2007 operating income decreased 7% from the third quarter 2006 to $62 million primarily due to declines in operating results at Victoria’s Secret. Third quarter operating income includes $25 million of gains related to the sale of corporate aircraft in connection with the divestiture of the apparel businesses and our initiative to resize and realign our expenses to reflect our new enterprise structure. On a year-to-date basis, operating income for 2007 increased 9% to $489 million driven by the net gain on the divestiture of the apparel businesses and improved operating performance at Express prior to divestiture offset by declines at Victoria’s Secret and Bath & Body Works.

At Victoria’s Secret, third quarter sales increased 9% due to the addition of La Senza offset by decreases at both Victoria’s Secret Stores and Victoria’s Secret Direct. Despite the increase in sales, operating income declined 40% primarily due to a decline at Victoria’s Secret Direct. The decline at Victoria’s Secret Direct was driven by operational issues associated with our new distribution center, which resulted in decreases in merchandise sales and shipping and handling revenue as well as incremental labor costs to staff the new distribution center and remediate the operational issues. The new distribution center includes a new physical facility, systems material handling equipment and related processes. The new integrated processes, mechanical equipment and systems are taking longer than expected to stabilize. As a result, we reached an order processing limit in the new distribution center, which impacted third quarter operating results. The gross profit rate declined driven by the operational issues at Victoria’s Secret Direct and buying and occupancy expense rate deleverage at Victoria’s Secret Stores. General, administrative and store operating expenses increased primarily due to the addition of La Senza and incremental costs at Victoria’s Secret Direct associated with the new distribution center offset partially by declines in marketing. Remediating the operational issues at the Victoria’s Secret Direct distribution center is our primary operational priority. To ensure that we protect the customer experience we have taken actions to constrain the volume of customer orders, including reducing catalogue circulation. These actions will significantly impact sales at Victoria’s Secret Direct during the fourth quarter of 2007.

At Bath & Body Works, third quarter sales increased 4% driven by new store real estate activity and increases at Bath & Body Works Direct. Operating income declined $2 million to an operating loss of $1 million. The gross profit rate increased driven by improved product costs and sales mix offset partially by increased promotional activity to clear seasonal fragrances and giftsets. The buying and occupancy expense rate deleveraged due to costs associated with new store real estate activity. General, administrative and store operating expenses increased due to costs incurred related to the supply chain systems implementation including depreciation and amortization expense associated with the new systems. During the third quarter, momentum continued to build in the Bath & Body Works Direct business as evidenced by the 85% growth in sales. We view the Bath & Body Works Direct business as both a revenue generator and marketing vehicle for the Brand.

In the third quarter, we repurchased 14.6 million shares of stock for $336 million as part of publicly announced programs, leaving $96 million remaining under our current $250 million authorization. In November 2007, we also announced that our Board of Directors authorized an additional $250 million share repurchase program.

THIRD QUARTER AND YEAR-TO-DATE 2007 RESULTS

The following summarized financial and statistical data compares reported results for the thirteen week and thirty-nine week periods ended November 3, 2007 and October 28, 2006:

	Third Quarter			Year-to-Date
	2007	2006	Change	2007	2006	Change
Net Sales (millions):
Victoria’s Secret Stores	$735	$745	(1)%	$2,426	$2,351	3%
Victoria’s Secret Direct	225	242	(7)%	966	923	5%
La Senza(a)	117	—	nm	322	—	nm

Total Victoria’s Secret	1,077	987	9%	3,714	3,274	13%

Bath & Body Works	430	415	4%	1,414	1,381	2%

Express (b)	—	410	nm	659	1,159	(43)%
Limited Stores (c)	—	119	nm	211	339	(38)%

Total Apparel businesses	—	529	nm	870	1,498	(42)%

Other (d)	416	184	126%	860	493	74%

Total net sales	$1,923	$2,115	(9)%	$6,858	$6,646	3%

Segment Operating Income (Loss) (millions):
Victoria’s Secret	$78	$130	(40)%	$402	$554	(27)%
Bath & Body Works	(1)	1	(200)%	28	119	(76)%
Apparel (e)	—	(1)	nm	259	(16)	nm
Other (d)	(15)	(63)	76%	(200)	(208)	4%

Total operating income	$62	$67	(7)%	$489	$449	9%

(a)	Excludes sales of La Senza’s international licensees.
(b)	Includes results of operations for Express through July 6, 2007, the date of divestiture.
(c)	Includes results of operations for Limited Stores through August 3, 2007, the date of divestiture.
(d)	Other includes Corporate (including consolidated and equity investments), Mast, Beauty Avenues and Henri Bendel.
(e)	Year-to-date 2007 includes the gain on divestiture of Express of $302 million and the loss on divestiture of Limited Stores of $72 million.

nm	not meaningful

	Third Quarter		Year-to-Date
	2007	2006	2007	2006
Comparable Store Sales (a):
Victoria’s Secret	(4)%	17%	1%	12%
Bath & Body Works	(3)%	15%	(1)%	10%
Express (b)	N/A	—	6%	(3)%
Limited Stores (c)	N/A	(2)%	4%	(4)%

Total Apparel businesses	N/A	(1)%	5%	(3)%
Henri Bendel	(3)%	7%	—	(2)%

Total comparable store sales increase (decrease)	(3)%	10%	1%	7%

(a)	A store is included in the calculation of comparable store sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.
(b)	Year-to-date includes comparable store sales for Express through July 6, 2007, the date of divestiture.
(c)	Year-to-date includes comparable store sales for Limited Stores through August 3, 2007, the date of divestiture.

N/A	Not applicable

	Third Quarter			Year-to-Date
	2007	2006	Change	2007	2006	Change
Segment Store Data (a):
Retail sales per average selling square foot:
Victoria’s Secret (b)	$136	$147	(7)%	$456	$466	(2)%
Bath & Body Works	$113	$113	—	$373	$378	(1)%
Retail sales per average store (thousands):
Victoria’s Secret (b)	$726	$748	(3)%	$2,400	$2,352	2%
Bath & Body Works	$265	$262	1%	$875	$872	—
Average store size at end of quarter (selling square feet):
Victoria’s Secret (b)	5,406	5,082	6%
Bath & Body Works	2,362	2,325	2%
Selling square feet at end of quarter (thousands):
Victoria’s Secret (b)	5,509	5,087	8%
Bath & Body Works	3,756	3,611	4%

(a)	Table excludes data for Express and Limited Stores due to the divestitures on July 6, 2007 and August 3, 2007, respectively.
(b)	For comparability purposes, Victoria’s Secret data does not include the results of La Senza, which was acquired on January 12, 2007.

The following statistical data represents the number of stores at the beginning and end of the period and the related activity during the thirteen and thirty-nine week periods ended November 3, 2007 and October 28, 2006:

	Third Quarter		Year-to-Date
	2007	2006	2007	2006
Number of Stores (a):
Victoria’s Secret (b)
Beginning of period	1,308	991	1,294	998
Opened	26	12	52	18
Closed	(5)	(2)	(17)	(15)

End of period	1,329	1,001	1,329	1,001

Bath & Body Works
Beginning of period	1,544	1,549	1,546	1,555
Opened	48	9	58	15
Closed	(2)	(5)	(14)	(17)

End of period	1,590	1,553	1,590	1,553

Apparel
Beginning of period	—	977	918	1,035
Opened	—	1	—	1
Closed	—	(5)	(49)	(63)
Disposed of	—	—	(869)	—

End of period	—	973	—	973

(a)	Quarterly and year-to-date data excludes Henri Bendel store locations (2 in 2007 and 2006) and the six Diva London test stores which were closed during the second quarter of 2007.
(b)	Includes company-owned La Senza stores (291 at February 3, 2007 and 310 at November 3, 2007). Beginning of period number of stores for 2007 restated from La Senza concept count methodology to Limited Brands location count methodology.

Net Sales

The change in net sales for the thirteen weeks ended November 3, 2007 compared to the thirteen weeks ended October 28, 2006 was as follows:

(Millions) Increase (Decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2006 Net sales	$987	$415	$529	$184	$2,115
Comparable store sales	(24)	(10)	—	—	(34)
La Senza sales	117	—	—	—	117
Sales associated with new, closed and non-comparable remodeled stores, net (including impact of Apparel divestitures)	14	18	(529)	—	(497)
Direct channels	(17)	7	—	—	(10)
Mast third-party sales and other	—	—	—	232	232

2007 Net sales	$1,077	$430	$—	$416	$1,923

At Victoria’s Secret Stores, the comparable store sales decrease of 4% was driven by softness in mall traffic partially offset by increased units per transaction. Decreases in core bras, panties and sleepwear were partially offset by growth in PINK and Beauty. The 7% decrease in sales at Victoria’s Secret Direct resulted from a decline in sales volume and loss in revenues related to the operational limitations affecting our distribution center. La Senza’s net sales were $117 million and comparable store sales decreased 2% driven by decreases in customer traffic.

At Bath & Body Works, the comparable store sales decrease of 3% was primarily driven by a downturn in customer traffic consistent with mall traffic declines. Net sales at Bath & Body Works Direct increased 85% to $15 million due to increased online traffic.

The net sales increase in Other was primarily driven by an increase in third-party customer sales at Mast due to the divestiture of Express and Limited Stores during the second quarter of 2007. Subsequent to the divestiture, 75% of Mast sales to Express and Limited Stores are included in third-party customer sales, while the remaining 25% are eliminated consistent with our ownership interest.

The change in net sales for the thirty-nine weeks ended November 3, 2007 compared to the thirty-nine weeks ended October 28, 2006 was as follows:

(Millions) Increase (Decrease)	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
2006 Net sales	$3,274	$1,381	$1,498	$493	$6,646
Comparable store sales	21	(9)	39	—	51
La Senza sales	322	—	—	—	322
Sales associated with new, closed and non-comparable remodeled stores, net (including impact of Apparel divestitures)	54	25	(667)	—	(588)
Direct channels	43	17	—	—	60
Mast third-party sales and other	—	—	—	367	367

2007 Net sales	$3,714	$1,414	$870	$860	$6,858

At Victoria’s Secret Stores, the comparable store sales increase of 1% was driven by growth in PINK loungewear and panties, Very Sexy bras and Intimissimi bras and panties offset partially by decreases in other core bras, panties and other product assortments within the PINK and Beauty categories. The 5% increase in sales at Victoria’s Secret Direct resulted primarily from growth in swim, dresses and knit tops. These category increases were partially offset by a decline in sales volume and loss in revenues related to the operational limitations affecting our distribution center. La Senza’s net sales were $322 million and comparable store sales increased 2% driven by growth in bras, accessories and La Senza Girl and incremental sales in Beauty.

At Bath & Body Works, comparable store sales were down 1% primarily driven by a downturn in customer traffic consistent with mall traffic declines and promotional activity. Net sales at Bath & Body Works Direct increased 67% to $42 million due to increased online traffic.

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

The net sales increase in Other was primarily driven by an increase in third-party customer sales at Mast due to the divestitures of Express and Limited Stores during the second quarter of 2007. Subsequent to the divestiture, 75% of Mast sales to Express and Limited Stores are included in third-party customer sales.

Gross Profit

Thirteen weeks

For the thirteen weeks ended November 3, 2007, the gross profit rate (expressed as a percentage of net sales) decreased to 32% from 36% for the comparable period in 2006 primarily as a result of the recognition of lower margin Mast sales to Express and Limited Stores partially offset by the elimination of the apparel business.

At Victoria’s Secret, the gross profit rate declined due to deleverage in the buying and occupancy expense rate driven by expenses associated with our real estate initiative, which results in the recognition of accelerated depreciation and increased rent related to newly executed leases prior to the realization of the benefits associated with the expanded stores. In addition, the gross profit rate was reduced due to Victoria’s Secret Direct’s decline in sales volume and loss in revenues related to the operational limitations affecting our distribution center.

At Bath & Body Works, the increase in gross profit rate was primarily due to an increase in the merchandise margin rate due to improved product costs and mix partially offset by a decline in the buying and occupancy expense rate driven by rent expense associated with new stores and increased promotional activity in seasonal fragrance and gifting categories.

Thirty-nine weeks

For the thirty-nine weeks ended November 3, 2007, the gross profit rate (expressed as a percentage of net sales) decreased to 33% from 36% for the comparable period in 2006 primarily due to a decline in the merchandise margin rate at both Victoria’s Secret and Bath & Body Works.

At Victoria’s Secret, the decline in the gross profit rate was primarily due to a decline in the merchandise margin rate as we responded to softness in the sales trend by promoting bra launches, pursuing a multiples pricing strategy for PINK panties and taking markdowns on certain merchandise categories. Also, the buying and occupancy expense rate deleveraged driven by expenses associated with our real estate initiative, which results in the recognition of accelerated depreciation and increased rent related to newly executed leases prior to the realization of the benefits associated with the expanded stores.

At Bath & Body Works, the decline in gross profit rate was primarily due to a decline in the merchandise margin rate due to inventory charges, a decline in the buying and occupancy expense rate driven by rent expense associated with new stores and heavy promotional activity and product assortment misses.

At the Apparel businesses, the gross profit rate increased primarily due to leverage in the buying and occupancy rate.

General, Administrative and Store Operating Expenses

Thirteen weeks

The general, administrative and store operating expense rate (expressed as a percentage of net sales) decreased to 29% for the thirteen weeks ended November 3, 2007 from 33% for the thirteen weeks ended October 28, 2006. The decrease in the rate was primarily driven by the increase in Mast sales to Express and Limited Stores as a result of the divestures, $25 million in gains from the sale of corporate aircraft and the benefit of marketing and other expense reductions.

Thirty-nine weeks

The general, administrative and store operating expense rate (expressed as a percentage of net sales) remained flat at 29% for the thirty-nine weeks ended November 3, 2007 compared to the thirty-nine weeks ended October 28, 2006. The increase in the rate during the first and second quarters mainly related to restructuring and impairment charges. The impact of the restructuring and impairment charges was offset by the third quarter rate decrease primarily driven by the net impact of the recognition of Mast sales to Express and Limited Stores, the elimination of the apparel businesses and other factors described above for the thirteen weeks ended November 3, 2007.

Apparel Divestitures

On July 6, 2007, we completed the divestiture of 75% of our ownership interest in our Express brand to affiliates of Golden Gate Capital for pre-tax net cash proceeds of $547 million, including final closing adjustments. The transaction resulted in a pre-tax gain on divestiture of $302 million, including final closing adjustments.

On August 3, 2007, we divested a 75% ownership interest of Limited Stores business to affiliates of Sun Capital Partners. As part of the transaction, Sun Capital contributed $50 million of equity capital into the business and arranged for a $75 million credit facility. We received no cash proceeds from the transaction and recorded a pre-tax loss of $72 million on the transaction, including final closing adjustments.

Interest Expense

	Third Quarter		Year-to-Date
	2007	2006	2007	2006
Average borrowings (millions)	$2,919	$1,701	$2,229	$1,687
Average effective borrowing rate	6.31%	5.95%	6.11%	5.86%

Interest expense was $47 million for the thirteen weeks ended November 3, 2007 compared to $26 million for the thirteen weeks ended October 28, 2006. For the thirty-nine weeks ended November 3, 2007, interest expense increased to $103 million in 2007 from $74 million in 2006. These increases resulted primarily from an increase in average borrowings as a result of the $700 million 10-year notes and the $300 million 30-year notes issued during the second quarter of 2007 and borrowing an additional $250 million under the amended term loan, combined with an increase in average effective borrowing rates.

Interest Income

For the thirteen weeks ended November 3, 2007, interest income increased to $6 million from $3 million in 2006. The increase was due to an increase in average invested cash balances and an increase in average effective interest rates.

For the thirty-nine weeks ended November 3, 2007, interest income decreased to $12 million from $21 million in 2006. The decrease was due to a decline in average invested cash balances offset by an increase in average effective interest rates.

Minority Interest

For the thirteen weeks ended November 3, 2007, minority interest was $1 million compared to $(0.3) million for the thirteen weeks ended October 28, 2006. For the thirty-nine weeks ended November 3, 2007, minority interest was $23 million compared to $(0.2) million for the thirty-nine weeks ended October 28, 2006. Minority interest represents the proportional share of net income or losses of consolidated, less than wholly-owned subsidiaries attributable to the minority investor. The increases related to losses from a personal care business acquired during the first quarter of 2007, including the minority investor’s $6.5 million portion of an impairment charge recognized in the second quarter of 2007 and from our fourth quarter 2006 investment in an independent technology company focused on large multi-channel retailers. During the third quarter of 2007, the minority interest holder’s share of cumulative losses in the independent technology company exceeded the minority interest holder’s equity balance. As a result, we ceased recognizing minority interest income associated with this investment.

Other Income (Loss)

For the thirteen weeks ended November 3, 2007, other income (loss) was $1 million compared to $(2) million for the thirteen weeks ended October 28, 2006. For the thirty-nine weeks ended November 3, 2007, other income (loss) was $117 million compared to $(5) million for the thirty-nine weeks ended October 28, 2006. The increase in other income (loss) for the thirty-nine weeks ended November 3, 2007 is due to a gain of $100 million related to a distribution from Easton Town Center, LLC and net gains of $17 million from the settlement of interest rate lock agreements.

Provision for Income Taxes

The effective tax rate increased to 48% for the third quarter of 2007 from 43% for the same period in 2006. The effective tax rate in the third quarter of 2007 reflects the impact of adjustments to Federal and state income tax reserves.

The year-to-date effective tax rate decreased to 39% in 2007 from 40% in 2006. The year-to-date 2007 effective tax rate reflects the impact of a $39 million after tax benefit associated with the reversal of state net operating loss carryforward valuation allowances in conjunction with the divestiture of the apparel brands recorded in second quarter of 2007. Partially offsetting this benefit is the impact of the Limited Stores divestiture, for which no income tax benefit was recognized due to uncertainty about the ultimate timing of the recognition of the Limited Stores loss for tax purposes.

FINANCIAL CONDITION

Liquidity and Capital Resources

Cash generated from operating activities provides the primary support for current operations, projected growth, seasonal funding requirements and capital expenditures. Other sources of capital include, but are not limited to, the issuance of public and private debt, bank borrowings and the issuance of equity securities.

For the thirty-nine weeks ended November 3, 2007, we executed a number of transactions as part of our review and evaluation of our overall capital structure. In July 2007, we completed the following:

1)	Issued $700 million of 10-year notes and $300 million of 30-year notes utilizing our existing shelf registration statement.

2)	Amended the term loan agreement by increasing its capacity to $750 million and extending the term to August 2012. We borrowed an additional $250 million available under the amended term loan.

3)	Amended the $1 billion revolving credit facility by extending its term of the facility to August 2012 and executed a $500 million, 364-day revolving credit facility, increasing the total revolving credit facility borrowing capacity to $1.5 billion.

We used a portion of the proceeds from these additional borrowings to fund our share repurchases during the year, the acquisition of La Senza and for other general corporate requirements including repayment of our outstanding commercial paper issued during the first and second quarters of 2007.

On October 1, 2007, we filed an automatic shelf registration statement for an indeterminate amount of securities with the Securities Exchange Commission.

We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, working capital requirements, scheduled debt payments, interest payments, income tax obligations, dividends to our shareholders, any contemplated strategic acquisitions and share repurchases.

A summary of our working capital position and capitalization follows (millions):

	November 3, 2007	February 3, 2007	October 28, 2006
Working capital	$1,342	$1,062	$1,133

Capitalization:
Long-term debt	$2,908	$1,665	$1,666
Shareholders’ equity	2,077	2,955	2,537

Total capitalization	$4,985	$4,620	$4,203

Additional amounts available under credit agreements (a)	$1,500	$1,000	$768

(a)	Additional amounts available at November 3, 2007 consist of $1.5 billion available under the revolving credit facilities.

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

Net cash used in operating activities was $424 million for the thirty-nine weeks ended November 3, 2007 versus $607 million for the thirty-nine weeks ended October 28, 2006. The change in cash used in operating activities related primarily to changes in working capital, primarily inventories. Inventory levels increased substantially less during the thirty-nine weeks ended November 3, 2007 compared to the thirty-nine weeks ended October 28, 2006 due to a concerted effort to control and reduce inventory levels across the enterprise and to the 2006 implementation of a new supply chain management system and related processes at Bath & Body Works. Accounts receivable increased due to the divestiture of the apparel businesses and the resulting increase in Mast third party sales to Express and Limited Stores.

Net cash provided by investing activities of $173 million for the thirty-nine weeks ended November 3, 2007 consisted primarily of $547 million in proceeds from the divestiture of Express, $102 million in proceeds from the distribution from Easton Town Center, LLC and $97 million in proceeds from sale of assets offset partially by $623 million in capital expenditures. Net cash used for investing activities of $422 million for the thirty-nine weeks ended October 28, 2006 consisted primarily of $418 million in capital expenditures.

Net cash used in financing activities of $32 million for the thirty-nine weeks ended November 3, 2007 primarily included repurchases of common stock of $1.2 billion and quarterly dividend payments of $0.15 per share, or $174 million. These proceeds were partially offset by debt offering proceeds of $997 million and proceeds from the term loan refinancing of $250 million. Net cash used in financing activities of $1 million for the thirty-nine weeks ended October 28, 2006 primarily included: (i) cash payments of $185 million related to the repurchase of 7.4 million shares of common stock during the first three quarters of the year under our November 2005, February 2006 and June 2006 share repurchase programs and (ii) quarterly dividend payments of $0.15 per share, or $178 million. These uses were partially offset by (i) proceeds from the issuance of commercial paper of $232 million, (ii) proceeds from the exercise of stock options and other of $102 million and (iii) excess tax benefits from share-based compensation of $32 million.

Capital Expenditures

Capital expenditures amounted to $623 million and $418 million for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. Of these expenditures, approximately $407 million in 2007 and $259 million in 2006 were for new stores and for the remodeling of and improvements to existing stores. Remaining capital expenditures were primarily related to investments in technology and infrastructure to support growth.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of Express, Limited Stores and certain other businesses including Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company, the Company has remaining guarantees of approximately $280 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We believe the likelihood of material liabilities being triggered under these guarantees, with respect to existing and extended leases, is remote.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs.

The following table includes aggregated information about certain categories of our contractual obligations that have changed materially from February 3, 2007. The information included in this table is an update to the table included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

	Payments Due by Period
Contractual Obligations (Millions)	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	More than 5 Years	Other
Long-term debt obligations (1)	$5,204	$69	$381	$366	$4,388	$—
Operating lease obligations (2)	2,591	283	689	583	1,036	—
Other liabilities (3)	342	30	19	10	—	283

(1)	Long-term debt obligations relate to principal and interest payments for our outstanding notes, debentures, Term Loan and other borrowings (see Note 13 to the Consolidated Financial Statements in Item 1. Financial Statements). Interest payments have been estimated based on the coupon rate for fixed rate obligations or the variable rate in effect at November 3, 2007. Interest obligations exclude amounts which have been accrued through November 3, 2007. The increase in long-term debt obligations is due to our 2007 borrowing activities as more fully described in the Liquidity and Capital Resources section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(2)	Operating lease obligations primarily relate to minimum payments due under store lease agreements. The decrease in operating lease obligations is due to the divestiture of Express and Limited Stores during the second quarter of 2007.
(3)	Other liabilities includes $168 million of future payments relating to our nonqualified supplemental retirement plan and have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. The increase in other liabilities is due to the inclusion of $131 million of future estimated payments associated with unrecognized tax benefits as accounted for under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” Of this amount, $16 million is included in the less than one year category because it is reasonably possible that they could change in the next 12 months due to audit settlements or resolution of uncertainties. The remainder is included under “Other” as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the Financial Accounting Standards Board issued Statement No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141(R) provides guidance relating to recognition of assets acquired and liabilities assumed in a business combination. SFAS No. 160 provides guidance related to accounting for noncontrolling (minority) interests as equity in the consolidated financial statements. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact on the Company’s financial statements.

In February 2007, the Financial Accounting Standards Board issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 to determine the impact on the Company’s financial statements, if elected.

In September 2006, the Financial Accounting Standards Board issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities and only applies when other standards require or permit the fair value measurement of assets and liabilities. It does not expand the use of fair value measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. On November 14, 2007, the Financial Accounting Standards Board provided a one year deferral for the implementation of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is currently evaluating SFAS No. 157 to determine the impact on the Company’s financial statements.

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

Effective February 4, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the recognition threshold and measurement principles for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, we increased the liabilities for net unrecognized tax benefits by $10 million resulting in an equal reduction to the February 4, 2007 balance of retained earnings. Additionally, we reclassified $69 million of unrecognized tax benefits from current income taxes to other long-term liabilities in conjunction with adopting FIN 48.

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

Management continues to believe that the Company’s exposure of interest rate risk associated with financial instruments (such as investments and borrowings) is not material.

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

Changes in internal control over financial reporting. In August 2007, Victoria’s Secret Direct opened a new distribution center. The opening included a new physical facility, systems, material handling equipment and processes. Various controls were modified due to the new systems, equipment and processes. Additionally, subsequent to implementation, we established additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements.

There have been no other material changes to the controls and procedures disclosed in our 2006 Annual Report on Form 10-K.

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

The Company has opened a new distribution center for its direct channel business that has, and may continue to, disrupt operations.

In August 2007, the Company opened a new distribution center for its Victoria’s Secret Direct business that includes new systems, material handling equipment and processes. The ramp-up of the new distribution center to full capacity has been very challenging and has resulted in significant delays in shipping and incurrence of additional costs. The Company has taken steps to reduce the volume of orders handled by the distribution center which will result in significantly reduced fourth quarter 2007 direct channel demand and sales. The Company cannot assure the operational challenges presented by the new distribution center will be resolved in a timely fashion and, as a result, the Company may experience lower revenues, additional expenses, the degradation of customer satisfaction and ultimately lost customers. These disruptions and the Company’s actions to reduce orders will materially impact the Company’s results of operations for the fourth quarter of 2007. In addition, these matters could have a material adverse effect on the Company’s results of operations beyond the fourth quarter of 2007.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table outlines our repurchases of our common stock during the thirteen weeks ended November 3, 2007 (thousands, except per share amounts):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (3)	Maximum Dollar Value that May Yet Be Purchased (3)
August	8,149	$23.52	8,141	$240,628
September	3,293	$22.71	3,279	$166,192
October	3,198	$21.80	3,196	$96,507

Total	14,640	$22.96	14,616	$96,507

(1)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards and (ii) the use of our stock to pay the exercise price on employee stock options.
(2)	The average price paid per share includes any broker commissions.
(3)	In the second quarter of 2007, the Company’s Board of Directors authorized the repurchase of $1 billion of the Company’s common stock. During the second quarter of 2007, the Company purchased approximately 30.9 million shares of common stock for $818 million at an average price per share of approximately $26.45. During August 2007, the Company completed this program by repurchasing 7.7 million shares of common stock for $182 million at an average price per share of approximately $23.56. In August 2007, the Company’s Board of Directors authorized the repurchase of $250 million of the Company’s common stock. Through November 3, 2007, the Company had repurchased approximately 6.9 million shares of its common stock for $154 million at an average price per share of approximately $22.29.

Through November 30, 2007, 3.3 million additional shares have been repurchased under this program for $64 million at an average price per share of approximately $19.16. In November 2007, the Company’s Board of Directors authorized the repurchase of an additional $250 million of the Company’s common stock. Through November 30, 2007, no shares under this program were repurchased.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 21, 2007. The matters voted upon and the results of the voting were as follows:

Dennis S. Hersch, David T. Kollat, William R. Loomis, Jr. and Leslie H. Wexner were elected to the Board of Directors for a term of three years. There were 400,063,283 shares of Common Stock issued and outstanding as of April 5, 2007, the record date for the meeting. Of the 351,132,632 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows, with respect to each of the nominees.

Name	Shares Voted For Election	Shares as to Which Voting Authority Withheld
Dennis S. Hersch	342,402,317	8,730,315
David T. Kollat	336,418,869	14,713,763
William R. Loomis, Jr.	345,099,109	6,033,523
Leslie H. Wexner	341,837,657	9,294,975

An individual nominated by a stockholder received no votes. In addition, (1) the appointment of Ernst & Young, LLP as our independent registered public accountants was ratified by a vote of 349,036,380 FOR and 381,814 AGAINST; (2) our 2007 Cash Incentive Compensation Performance Plan was approved by a vote of 338,687,367 FOR and 9,861,103 AGAINST; and (3) the stockholder proposal urging the Board of Directors to take the necessary steps (excluding those steps that must be taken by stockholders) to eliminate our classified board received a vote of 243,717,304 FOR and 79,050,232 AGAINST. Under our Certificate of Incorporation, the approval of our Board of Directors as well as the affirmative vote of 75% of the issued and outstanding shares would be required to declassify our board.

In addition, directors whose term of office continued after the Annual Meeting were: E. Gordon Gee, James L. Heskett, Donna A. James, Jeffrey H. Miro, Leonard A. Schleslinger, Jeffrey B. Swartz, Allan R. Tessler, Abigail S. Wexner, and Raymond Zimmerman. Mr. Schlesinger resigned from the Board of Directors on September 7, 2007.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibits
15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer
Executive Vice President and Chief Financial Officer

Date: December 7, 2007