Form 10-K
period 2008-02-02
LIMITED BRANDS INC
filed 2008-03-28
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $7,297,508,912

Number of shares outstanding of the registrant’s Common Stock as of March 21, 2008: 340,828,154

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2008 Annual Meeting of Stockholders to be held on May 19, 2008, are incorporated by reference.

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS.

Limited Brands, Inc. (the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements.

A number of important factors could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Part I, Item 1A.

GENERAL.

We operate in the highly competitive specialty retail business. We are a specialty retailer of women’s intimate apparel, beauty and personal care products and accessories under various trade names. We sell our merchandise through our retail stores in the United States and Canada, which are primarily mall-based, and through e-commerce and catalogue direct response channels.

FISCAL YEAR.

Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2008” and “2007” refer to the 52 week periods ending January 31, 2009 and February 2, 2008, respectively. “2006” refers to the 53 week period ended February 3, 2007. “2005” and “2004” refer to the 52 week periods ended January 28, 2006 and January 29, 2005, respectively.

DESCRIPTION OF OPERATIONS.

As of February 2, 2008, we conducted our business in two primary segments: Victoria’s Secret and Bath & Body Works.

VICTORIA’S SECRET

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories marketed under the Victoria’s Secret and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its e-commerce site, www.VictoriasSecret.com, and catalogue. Through its e-commerce site and catalogue, certain of Victoria’s Secret’s merchandise may be purchased worldwide. La Senza products may also be purchased through its e-commerce site, www.LaSenza.com.

In January 2007, we completed our acquisition of La Senza Corporation (“La Senza”). La Senza is a Canadian specialty retailer offering lingerie and sleepwear as well as apparel for girls in the 7-14 year age group. In addition, independently owned La Senza stores operate in 40 other countries. The results of La Senza are included in the Victoria’s Secret segment. For additional information, see Note 3 and Note 18 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

The Victoria’s Secret segment had net sales of $5.607 billion in 2007 and operated 1,020 stores in the United States and 312 stores in Canada.

BATH & BODY WORKS

The Bath & Body Works segment sells personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names in addition to third-party brands. Bath & Body Works merchandise is sold through retail stores, its e-commerce site, www.bathandbodyworks.com, and catalogue.

The Bath & Body Works segment had net sales of $2.494 billion for 2007 and operated 1,592 stores in the United States.

APPAREL

Prior to the second quarter of 2007, we also operated an Apparel segment which consisted of Express and Limited Stores. In July 2007, we completed the divestiture of 75% of our ownership interest in Express to affiliates of Golden Gate Capital for a pretax gain of $302 million. In August 2007, we completed the divestiture of 75% of our ownership interest in Limited Stores to affiliates of Sun Capital for a pretax loss of $72 million. As of February 2, 2008, we no longer had a reportable Apparel segment, however, we retain a 25% ownership interest in both Express and Limited Stores.

OTHER

Other consists of the following:

•	Henri Bendel, operator of two specialty stores in New York, New York and Columbus, Ohio which feature fashion and personal care products for sophisticated women;

•	Mast, an apparel importer serving Victoria’s Secret and third party customers;

•	Beauty Avenues, a personal care sourcing company serving Victoria’s Secret, Bath & Body Works and third party customers; and

•	Corporate functions including non-core real estate, equity investments and other administrative functions such as treasury, tax and other centralized functions related to store design and real estate.

In July 2007, we closed our six Diva London concept stores which sold accessories to a target market of women ages 18 to 34.

For additional information about our business, including our net sales and profits for the last three years and selling square footage, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. For the financial results of our reportable segments, see Note 18 to the Consolidated Financial Statements in Item 8.

SUMMARY OF COMPANY-OWNED RETAIL LOCATIONS

The following chart provides the retail businesses and the number of our company-owned retail stores in operation for each business as of February 2, 2008 and February 3, 2007.

	February 2, 2008	February 3, 2007
Victoria’s Secret
Victoria’s Secret Stores	1,020	1,003
La Senza (a)	312	291

Total Victoria’s Secret	1,332	1,294
Bath & Body Works	1,592	1,546
Apparel (b)
Express	—	658
Limited Stores	—	260

Total Apparel	—	918
Henri Bendel	2	2
Diva London	—	6

Total	2,926	3,766

(a)	In September 2007, we restated the La Senza store count from 323 to 291 as of February 3, 2007 to conform to our location count methodology.
(b)	As of February 2, 2008, we no longer have a reportable Apparel segment due to the 75% divestitures of our ownership interests in Express and Limited Stores as of July 2007 and August 2007, respectively.

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	Acquired/ Divested Businesses		End of Year
2007	3,766	129	(100)	(869	)(a)	2,926
2006	3,590	52	(169)	293	(b)	3,766
2005	3,779	50	(239)	—		3,590
2004	3,911	39	(171)	—		3,779
2003	4,036	24	(149)	—		3,911

(a)	Represents stores related to the 75% divestitures of our ownership interests in Express and Limited Stores as of July 2007 and August 2007, respectively.
(b)	Represents stores acquired in the La Senza acquisition on January 12, 2007. In September 2007, we restated the La Senza store count from 325 to 293 as of January 12, 2007 to conform to our location count methodology.

ADDITIONAL INFORMATION

During 2007, we purchased merchandise from over 1,000 suppliers located throughout the world. In addition to purchases through Mast and Beauty Avenues, we purchase merchandise directly in foreign and domestic markets. Excluding Mast and Beauty Avenues, no supplier provided 10% or more of our merchandise purchases.

Most of the merchandise and related materials for our stores are shipped to our distribution centers in the Columbus, Ohio area. We use a variety of shipping terms that result in the transfer of title to the merchandise at either the point of origin or point of destination.

Our policy is to maintain sufficient quantities of inventories on hand in our retail stores and distribution centers to enable us to offer customers an appropriate selection of current merchandise. We emphasize rapid turnover and take markdowns as required to keep merchandise fresh and current.

Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of net sales for 2007, 2006 and 2005. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.

We and our products are subject to regulation by various federal, state, local and international regulatory authorities. We are subject to a variety of customs regulations and international trade arrangements.

Our trademarks and patents, which constitute our primary intellectual property, have been registered or are the subject of pending applications in the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We believe our products and services are identified by our intellectual property and, thus, our intellectual property is of significant value. Accordingly, we intend to maintain our intellectual property and related registrations and vigorously protect our intellectual property assets against infringement.

COMPETITION.

The sale of intimate apparel, personal care and beauty products and accessories through retail stores is a highly competitive business with numerous competitors, including individual and chain specialty stores, department stores and discount retailers. Brand image, marketing, design, price, service, assortment and quality are the principal competitive factors in retail store sales. Our direct response businesses compete with numerous national and regional e-commerce and catalogue merchandisers. Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in e-commerce and catalogue sales.

ASSOCIATE RELATIONS.

On February 2, 2008, we employed approximately 97,500 associates, 78,100 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding our executive officers.

Leslie H. Wexner, 70, has been our Chairman of the Board of Directors for more than thirty years and our Chief Executive Officer since our founding in 1963.

Martyn R. Redgrave, 55, has been our Executive Vice President and Chief Administrative Officer since March 2005. In addition, Mr. Redgrave was our Chief Financial Officer from September 2006 to April 2007.

Stuart B. Burgdoerfer, 45, has been our Chief Financial Officer since April 2007.

Sharen J. Turney, 51, has been our Chief Executive Officer and President of Victoria’s Secret Megabrand and Intimate Apparel since July 2006.

Diane Neal, 51, has been our Chief Executive Officer and President of Bath & Body Works since June 2007.

Jane L. Ramsey, 50, has been our Executive Vice President, Human Resources, since April 2006.

All of the above officers serve at the discretion of our Board of Directors and are members of our Executive Committee.

AVAILABLE INFORMATION.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and code of conduct are available, free of charge, on our website, www.LimitedBrands.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

ITEM 1A. RISK FACTORS.

The following discussion of risk factors contains “forward-looking statements,” as discussed in Item 1. These risk factors may be important to understanding any statement in this Form 10-K, other filings or in any other discussions of our business. The following information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Item 8. Financial Statements and Supplementary Data.

In addition to the other information set forth in this report, the reader should carefully consider the following factors which could materially affect our business, financial condition or future results. The risks described below are not our only risks. Additional risks and uncertainties not currently known or that are currently deemed to be immaterial may also adversely affect our business, operating results and/or financial condition in a material way.

Our revenue and profit results are sensitive to, and may be adversely affected by, general economic conditions, consumer confidence and spending patterns.

Our growth, sales and profitability may be adversely affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. Purchases of women’s intimate apparel, apparel, personal care and beauty products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which would further adversely affect our profitability.

Our net sales depend on a high volume of mall traffic and the availability of suitable lease space.

Many of our stores are located in shopping malls. Sales at these stores are derived, in part, from the high volume of traffic in those malls. Our stores benefit from the ability of the mall’s “anchor” tenants, generally large department stores, and other area attractions to generate consumer traffic in the vicinity of our stores and the continuing popularity of malls as shopping destinations. Sales volume and mall traffic may be adversely affected by economic downturns in a particular area, competition from non-mall retailers and other malls where we do not have stores and the closing of anchor department stores. In addition, a decline in the desirability of the shopping environment in a particular mall, or a decline in the popularity of mall shopping among our target consumers, would adversely affect our business.

Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis.

We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income typically realized during the fourth quarter holiday season. Any decrease in sales or margins during this period could have a disproportionate effect on our financial condition and results of operations.

Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling inventory, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which in each case may further adversely affect profitability.

Our ability to grow depends in part on new store openings and existing store remodels and expansions.

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably.

Our plans for international expansion include risks that could adversely impact our growth.

We intend to further expand into international markets. The risks associated with our expansion into international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. In addition, we also have risks related to identifying suitable partners for our international expansion. Further, entry into this market may bring us into competition with new competitors or with existing competitors with an established market presence. We cannot ensure the profitability of our expansion into international markets. These risks could have a material adverse effect on our financial condition and results of operations.

Our licensees could take actions that could harm our business or brand images.

We have global representation through independently owned La Senza stores operating under license agreements. Although we have criteria to evaluate and screen prospective licensees, the amount of control we can exercise over our licensees is limited and the quality of licensed operations may be diminished by any number of factors beyond our control. Licensees may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Our brand image and reputation may suffer materially and our sales could decline if our licensees do not operate successfully.

Our direct channel business includes risks that could have a material adverse effect on our financial condition or results from operations.

Our direct operations are subject to numerous risks that could have a material adverse effect on our operational results. Risks include, but are not limited to the (a) diversion of sales from our stores, which may impact comparable store sales figures, (b) difficulty in recreating the in-store experience through our direct channels, (c) domestic or international resellers purchasing merchandise and re-selling it overseas outside our control and (d) risks related to the failure of the systems that operate the web sites and their related support systems, including computer viruses, theft of customer information, telecommunication failures and electronic break-ins and similar disruptions. Any of these events could adversely affect our business.

In August 2007, we opened a new distribution center for our Victoria’s Secret Direct business that includes new systems, material handling equipment and processes. The ramp-up of the new distribution center to full capacity has been very challenging and has resulted in significant delays in shipping and incurrence of additional costs. We expect to continue to incur additional costs into 2008 as a result of these operational challenges.

Our failure to protect our reputation could have an adverse effect on our brand images.

Our ability to maintain our reputation is critical to our brand images. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to maintain high ethical, social and environmental standards for all of our operations and activities or adverse publicity regarding our responses to these concerns could also jeopardize our reputation. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these reasons could have a material adverse effect on our business, financial condition and results of operations, as well as require additional resources to rebuild our reputation.

Our failure to adequately protect our trade names and trademarks could have a negative impact on our brand images and limit our ability to penetrate new markets.

We believe that our trade names and trademarks are an essential element of our strategy. We have obtained or applied for federal registration of these trade names and trademarks and have applied for or obtained registrations in many foreign countries in which our manufacturers are located. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand images could be materially adversely affected.

Our results can be adversely affected by market disruptions.

Market disruptions due to severe weather conditions, natural disasters, health hazards, terrorist activities or the prospect of these events can affect consumer spending and confidence levels and adversely affect our results or prospects in affected markets. The receipt of proceeds under any insurance we maintain for these purposes may be delayed or the proceeds may be insufficient to fully offset our losses.

Our stock price may be volatile.

Our stock price may fluctuate substantially as a result of our quarter to quarter variations in the actual or anticipated financial results of other companies in the retail industry or the markets we serve. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

Our failure to maintain our credit rating could negatively affect our ability to access capital.

The credit ratings agencies have periodically reviewed our capital structure and the quality and stability of our earnings. Any negative ratings actions could constrain the capital available to our company or our industry and could limit our access to funding for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes significantly constrained, our interest costs will likely increase, our financial condition could be harmed and future results of operations could be adversely affected.

We may be unable to service our debt.

We may be unable to service our outstanding debt or any other debt we incur. Additionally, some of our debt related agreements require maintenance of certain financial ratios which limit the total amount we may borrow and also prohibit certain types of liens on property or assets.

Our ability to compete favorably in our highly competitive segment of the retail industry could negatively impact our results.

The sale of intimate and other apparel, personal care products and accessories is highly competitive. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers or retailers that sell similar lines of merchandise and who target customers through e-commerce and catalogues. Brand image, marketing, design, price, service, quality, image presentation and fulfillment are all competitive factors in both the store-based and direct response channels.

Some of our competitors may have greater financial, marketing and other resources available. In many cases, our competitors sell their products in department stores that are located in the same shopping malls as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls.

Increased competition could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our financial condition and results of operations.

Our ability to remain current with fashion trends and launch new product lines successfully could negatively impact our results.

Our success depends in part on management’s ability to effectively anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, saleable product offerings far in advance of the actual time of sale to the customer. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales will be lower potentially resulting in significant amounts of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions or price markdowns, which could have a material adverse effect on our business. Our brand image may also suffer if customers believe merchandise misjudgments indicate we are no longer able to identify and offer the latest fashions.

We may be unable to retain key personnel.

It is our belief we have benefited substantially from the leadership and experience of our senior executives, including Leslie H. Wexner (Chairman of the Board of Directors and Chief Executive Officer). The loss of the services of any of these individuals could have a material adverse effect on our business and prospects. Competition for key personnel in the retail industry is intense and our future success will also depend on our ability to recruit, train and retain other qualified key personnel.

We may be unable to attract, develop and retain qualified employees and manage labor costs.

We believe our competitive advantage is providing a positive, engaging and satisfying experience for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store personnel. The turnover rate in the retail industry is high and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of employees. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

We rely significantly on foreign sources of production and maintenance of operations in foreign countries.

We purchase intimate apparel merchandise directly in foreign markets and in the domestic market, some of which is manufactured overseas. We do not have any material long-term merchandise supply contracts. Many of our imports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or safeguard quotas. We compete with other companies for production facilities.

We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as:

•	political instability;

•	imposition of duties, taxes and other charges on imports;

•	legal and regulatory matters;

•	currency and exchange risks;

•	local business practice and political issues, including issues relating to compliance with domestic or international labor standards which may result in adverse publicity;

•	potential delays or disruptions in shipping and related pricing impacts;

•	disruption of imports by labor disputes; and

•	changing expectations regarding product safety due to new legislation.

New initiatives may be proposed impacting the trading status of certain countries and may include retaliatory duties or other trade sanctions which, if enacted, would limit or reduce the products purchased from suppliers in such countries.

In addition, significant health hazards, environmental hazards or natural disasters may occur which could have a negative effect on the economies, financial markets and business activity. Our purchase of merchandise from these manufacturing operations may be affected by this risk.

Our future performance will depend upon these and the other factors listed above which are beyond our control and may have a material adverse effect on our business.

Our manufacturers may not be able to manufacture and deliver products in a timely manner and meet quality standards.

We purchase products through contract manufacturers and importers and directly from third-party manufacturers. Similar to most other specialty retailers, we have narrow sales window periods for much of our inventory. Factors outside our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns which could have a material adverse effect on our financial condition and results of operations.

Our results may be adversely affected by fluctuations in the price of oil.

Prices of oil have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase product from our manufacturers. A continual rise in oil prices could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

We may be adversely impacted by increases in costs of mailing, paper and printing.

Postal rate increases and paper and printing costs will affect the cost of our order fulfillment and catalogue and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. Future paper and postal rate increases could adversely impact our earnings if we are unable to pass such increases directly onto our customers or by implementing more efficient printing, mailing, delivery and order fulfillment systems.

We significantly rely on our ability to implement and sustain information technology systems.

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our computer systems as well as those of our service providers are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Additionally, these types of problems could result in a breach of confidential customer information which could result in damage to our reputation and/or litigation. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process orders and deliver products to the stores in a timely manner or expose confidential customer information could have a material adverse effect on our results of operations, controls and reporting.

In addition, we are currently implementing modifications and upgrades to the information technology systems for merchandise, sourcing, distribution, e-commerce and support systems, including finance. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions. The launch of these successor systems will take place in a phased approach over an approximate five year period that began in 2005. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

We may fail to comply with regulatory requirements.

As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission and the New York Stock Exchange (the “NYSE”). Failure to comply with such laws and regulations could have a material adverse effect on our reputation, financial condition and on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

The following table provides the location, use and size of our distribution, corporate and product development facilities as of February 2, 2008:

Location	Use	Approximate Square Footage
Columbus, Ohio	Corporate, distribution and shipping	6,436,000
New York, New York	Office, sourcing and product development/design	579,000
Montreal, Quebec, Canada	Office, distribution and shipping	424,000
Kettering, Ohio	Call center	100,000
Rio Rancho, New Mexico	Call center	75,000
Hong Kong	Office and sourcing	68,000
Paramus, New Jersey	Research and development and office	20,000
Various foreign locations	Office and sourcing	86,000

United States

Our business is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York, New York; Kettering, Ohio; Rio Rancho, New Mexico and Paramus, New Jersey.

Our distribution and shipping facilities consist of seven buildings located in the Columbus, Ohio area. These buildings, including attached office space, comprise approximately 6.4 million square feet.

As of February 2, 2008, we operate 2,614 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the United States. A substantial portion of these lease commitments consist of store leases generally with an initial term of ten years. The leases expire at various dates between 2008 and 2024.

Typically, when space is leased for a retail store in a shopping center, we supply all improvements, including interior walls, floors, ceilings, fixtures and decorations. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide an allowance to fund all or a portion of the cost of improvements serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We usually pay certain operating costs such as common area maintenance, utilities, insurance and taxes. For additional information, see Note 13 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

International

Canada

Our international business is principally conducted from owned and leased office, distribution and shipping facilities located in the Montreal, Quebec area. Additional leased office facilities are located in Toronto, Ontario.

Our distribution and shipping facilities consist of two buildings located in the Montreal, Quebec area. These buildings, including attached office space, comprise approximately 324,000 square feet. Additionally, we lease additional office facilities in the Montreal area comprised of approximately 100,000 square feet.

As of February 2, 2008, we operate 312 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. A substantial portion of these lease commitments consist of store leases generally with an initial term of ten years. The leases expire at various dates between 2008 and 2018.

Other International

As of February 2, 2008, we also have global representation through 467 independently owned “La Senza” and “La Senza Girl” stores operating in 40 countries under 12 license agreements.

We also operate small sourcing-related office facilities in various foreign locations.

ITEM 3. LEGAL PROCEEDINGS.

We are a defendant in a variety of lawsuits arising in the ordinary course of business. Plaintiffs may seek to recover large and sometimes unspecified amounts or other types of relief and some matters may remain unresolved for several years. Although we are unable to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock (“LTD”) is traded on the New York Stock Exchange. On February 2, 2008, there were approximately 75,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 175,000.

The following table provides our quarterly market prices and cash dividends per share for 2007 and 2006:

	Market Price		Cash Dividend Per Share
	High	Low
2007
Fourth quarter	$21.92	$14.82	$0.15
Third quarter	24.85	20.73	0.15
Second quarter	29.30	22.81	0.15
First quarter	29.88	24.87	0.15

2006
Fourth quarter	$32.60	$26.16	$0.15
Third quarter	29.74	24.21	0.15
Second quarter	28.48	23.54	0.15
First quarter	25.95	22.80	0.15

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index. The plotted points represent the closing price on the last day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG LIMITED BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX

*$100 INVESTED IN STOCK OR IN INDEX AT THE CLOSING PRICE ON 2/1/03 – INCLUDING REINVESTMENT OF DIVIDENDS.

The following table provides our repurchases of our common stock during the fourth quarter of 2007:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs(c)
	(in thousands)		(in thousands)
November 2007	3,343	$19.16	3,342	$282,485
December 2007	3,455	19.00	3,451	216,929
January 2008	4,079	16.45	4,079	149,835

Total	10,877	18.09	10,872	149,835

(a)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of our stock to pay the exercise price on employee stock options.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 16 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	February 2, 2008	February 3, 2007(a)(b)	January 28, 2006(c)	January 29, 2005	January 31, 2004
	(in millions)
Summary of Operations
Net Sales	$10,134	$10,671	$9,699	$9,408	$8,934
Gross Profit	3,542	4,013	3,480	3,394	3,255
Operating Income (d)	1,110	1,176	986	1,027	963
Income Before Cumulative Effect of Changes in Accounting Principle (e)	718	675	666	705	717
Cumulative Effect of Changes in Accounting Principle (b)(c)	—	1	17	—	—
Net Income (e)	718	676	683	705	717

	(as a percentage of net sales)
Gross Profit	35.0%	37.6%	35.9%	36.1%	36.4%
Operating Income	11.0%	11.0%	10.2%	10.9%	10.8%
Income Before Cumulative Effect of Changes in Accounting Principle	7.1%	6.3%	6.9%	7.5%	8.0%

Per Share Results
Net Income per Basic Share:
Income Before Cumulative Effect of Changes in Accounting Principle	$1.91	$1.71	$1.66	$1.50	$1.38
Net Income per Basic Share	1.91	1.71	1.70	1.50	1.38
Net Income per Diluted Share:
Income Before Cumulative Effect of Changes in Accounting Principle	$1.89	$1.68	$1.62	$1.47	$1.36
Net Income per Diluted Share	1.89	1.68	1.66	1.47	1.36
Dividends per Share (f)	$0.60	$0.60	$0.60	$1.71	$0.40
Weighted Average Diluted Shares Outstanding (in millions)	380	403	411	479	526

Other Financial Information	(in millions)
Total Assets	$7,437	$7,093	$6,346	$6,089	$7,880
Working Capital	1,545	1,062	1,209	1,233	3,045
Capital Expenditures	749	548	480	431	293
Long-term Debt	2,905	1,665	1,669	1,646	648
Other Long-term Liabilities	709	520	452	447	444
Shareholders’ Equity	2,219	2,955	2,471	2,335	5,266

Return on Average Shareholders’ Equity	28%	25%	28%	19%	14%
Comparable Store Sales (Decrease) Increase (g)	(2%)	7%	(1%)	4%	4%
Return on Average Assets	10%	10%	11%	10%	9%
Debt-to-equity Ratio	131%	56%	68%	70%	12%
Current Ratio	2.1	1.6	1.8	1.9	3.2

Stores and Associates at End of Year
Number of Stores (h)	2,926	3,766	3,590	3,779	3,911
Selling Square Feet (in thousands) (h)	10,310	15,719	15,332	15,801	16,038
Number of Associates	97,500	125,500	110,000	115,300	111,100

(a)	Fifty-three week fiscal year.

(b)	On January 29, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. For additional information, see Notes 2 and 17 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

The cumulative effect of adopting SFAS 123(R) was $0.7 million, net of tax of $0.4 million, and was recognized as an increase to net income in the Consolidated Statement of Income as of the beginning of the first quarter of 2006.

(c)	During the fourth quarter of 2005, we changed our inventory valuation method. Previously, inventories were principally valued at the lower of cost or market, on a weighted-average cost basis, using the retail method. Commencing in 2005, inventories are principally valued at the lower of cost or market, on a weighted-average cost basis, using the cost method. For additional information, see Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

(d)	Operating income includes the effect of the following items:

(i)	In 2007, a $302 million gain related to the divestiture of Express, a $72 million loss related to the divestiture of Limited Stores, $48 million related to initial recognition of income for unredeemed gift cards at Victoria’s Secret, $53 million of expense related to various restructuring activities and $37 million of gains related to asset sales. For additional information, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data;
(ii)	In 2006, $26 million in incremental share-based compensation expense related to the adoption of SFAS 123(R). For additional information, see Notes 2 and 17 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data;
(iii)	In 2005, $30 million related to initial recognition of income for unredeemed gift cards at Bath & Body Works and Express. For additional information, see Note 1 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data;
(iv)	In 2004, a $61 million charge to correct our accounting for straight-line rent and the depreciation and amortization of leasehold improvements and certain landlord allowances.

(e)	In addition to the items previously discussed in (d), net income includes the effect of the following items:
(i)	In 2007, a $100 million pretax gain related to a distribution from Easton Town Center, LLC, a $17 million pretax gain related to an interest rate hedge and $67 million of favorable tax benefits primarily relating to: 1) the reversal of state net operating loss carryforward valuation allowances and other favorable tax benefits associated with the Apparel divestitures; 2) a decline in the Canadian federal tax rate; 3) audit settlements and 4) other items. For additional information, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data;
(ii)	In 2005, a $77 million favorable one-time tax benefit related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act and $40 million of pretax interest income related to an Internal Revenue Service tax settlement. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data;
(iii)	In 2004, pretax non-operating gains of $90 million related to New York & Company and $18 million related to Galyan’s Trading Company, Inc.; and
(iv)	In 2003, pretax non-operating gains of $208 million related to Alliance Data Systems Corporation (“ADS”).

(f)	In 2004, dividends per share include a special dividend of $1.23 per share.

(g)	A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(h)	Number of stores excludes independently owned La Senza stores.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with our financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.

Executive Overview

Strategy

Our strategy supports and drives our mission to build a family of the world’s best fashion retail brands whose well-told stories create loyal customers and deliver sustained growth for our stakeholders.

To execute our strategy, we are focused on these key strategic imperatives:

•	Grow our core brands in current channels and geographies;

•	Extend our core brands into larger footprints and new channels and geographies;

•	Incubate and grow new brands in current channels;

•	Build enabling infrastructure and capabilities;

•	Become the top destination for talent;

•	Proactive management of our capital structure.

2007 Overview

Overall, we were disappointed with our financial performance in 2007. However, we did accomplish much in terms of the execution of our business strategy including:

•	The full stabilization of our new supply chain systems at Bath & Body Works;

•	The integration of La Senza, which we acquired at the end of 2006;

•	The divestiture of a majority ownership interest in both Express and Limited Stores;

•	The realignment and resizing of our organization structure and the resulting reduction in our workforce;

•	The recapitalization of the business including the issuance of an additional $1.25 billion in debt and the repurchase of $1.4 billion of our common shares;

•	The opening of a new distribution center for Victoria’s Secret Direct.

In addition to the changes outlined above, we also were faced with a number of other challenges during 2007. First, disappointing product launches and a downturn in the retail environment put significant pressure on our gross profit. As a result, we took actions to reduce our retail inventories by 25% per square foot to minimize our financial risk as we enter 2008. Second, it took longer than expected to bring our new Victoria’s Secret distribution center for direct channel business up to capacity, resulting in significant incremental costs during the second half of the year. As a result of the distribution center challenges, we were forced to take actions to reduce the volume of orders in the fourth quarter to protect the customer experience while we worked through the issues. In summary, we experienced a number of transformational changes in 2007. However, we believe that these changes have prepared us to enter 2008 in a better position to focus on the growth and financial performance of our brands.

Results of Operations

Summary of 2007

Our operating results are generally impacted by changes in the overall U.S. economy and, therefore, we monitor the retail environment using, among other things, certain key industry performance indicators such as the University of Michigan Consumer Sentiment Index (which measures consumers’ views on the future course of the U.S. economy), the National Retail Traffic Index (which measures traffic levels in approximately 1,500 malls nationwide) and National Retail Sales (which reflects sales volumes of 5,000 businesses as measured by the U.S. Census Bureau). These indices provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of key performance indicators including comparable store sales, gross profit, operating income and other performance metrics such as sales per average selling square foot and inventory per selling square foot in assessing our performance.

Operating Income – 2007 and 2006

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2007 in comparison to 2006:

			Operating Income Rate
	2007	2006	2007	2006
	(in millions)
Victoria’s Secret	$772	$958	13.8%	18.6%
Bath & Body Works	330	456	13.2%	17.8%
Apparel (a)	259	27	29.8%	1.2%
Other (b)	(251)	(265)	(21.5%)	(36.0%)

Total	$1,110	$1,176	11.0%	11.0%

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively. Operating income for Apparel for 2007 includes a $302 million gain on divestiture related to Express and a $72 million loss on divestiture related to Limited Stores.
(b)	Includes Corporate (including non-core real estate, equity investments and other administrative functions such as treasury and tax), Mast (an apparel importer which is a significant supplier of merchandise for Victoria’s Secret), Beauty Avenues (a personal care sourcing Company serving both Victoria’s Secret and Bath & Body Works) and Henri Bendel.

For 2007, operating income decreased 6% to $1.110 billion and the operating income rate remained flat at 11.0%. The changes in operating income in 2007 were primarily driven by the following:

Victoria’s Secret

In 2007, Victoria’s Secret’s operating income decreased 19% to $772 million primarily driven by:

•

Decreased operating income at Victoria’s Secret Stores primarily in the first half of 2007 as we responded to softness in sales by executing promotions and taking markdowns in certain merchandise categories to drive traffic;

•

Decreased operating income at Victoria’s Secret Stores primarily related to the 53rd week included in 2006 results and a merchandise assortment that did not overcome the challenging economic environment in 2007;

•

Decreased operating income at Victoria’s Secret Direct in the second half of 2007 as a result of operational limitations and increased costs associated with our new distribution center. We opened the new distribution center for the Direct business in August 2007 and it has taken longer than expected to reach planned capacity levels. As a result, net sales for Victoria’s Secret Direct decreased due to shipping delays to customers and as a result of our decision to constrain the volume of customer orders to protect the customer experience. Operating income was also negatively impacted by the increased costs related to stabilizing the distribution center;

•	Increased buying and occupancy expenses driven by real estate expansion activities;

Offset partially by:

•	The initial recognition of gift card breakage at Victoria’s Secret of $48 million and the inclusion of La Senza’s operating income for the full year in 2007.

The operating income rate decreased to 13.8% from 18.6% driven by a decline in the gross profit rate due to the factors cited above and deleverage of the general, administrative and store operating expense rate.

Bath & Body Works

In 2007, Bath & Body Works’ operating income decreased 28% to $330 million primarily driven by a decline in net sales consistent with declines in traffic. We responded to the decline in traffic with promotional activities and other initiatives to drive sales, which caused a decrease in gross profit. The operating income rate decreased to 13.2% from 17.8% as a result.

Apparel

In 2007, Apparel operating income increased significantly to $259 million primarily due to a pretax gain of $302 million associated with the divestiture of 75% of our ownership interest in Express. On July 6, 2007, we completed the divestiture of 75% of our ownership interest in Express to affiliates of Golden Gate Capital for pretax net cash proceeds of $547 million.

The Express gain was partially offset by a pretax loss of $72 million associated with the divestiture of 75% of our ownership interest in Limited Stores. On August 3, 2007, we completed the divestiture of 75% of our ownership interest in Limited Stores to affiliates of Sun Capital. As part of the agreement, Sun Capital contributed $50 million in equity capital to the business and arranged a $75 million credit facility.

Our remaining investments in Express and Limited Stores are accounted for under the equity method of accounting. Accordingly, we recorded 25% Express and Limited Stores results subsequent to the divestiture date as Other Income (Loss) in the Consolidated Statements of Income.

In conjunction with the divestitures, we entered into transition services agreements with Express and Limited Stores whereby we provide support to them in various operational areas including merchandise sourcing, logistics and technology. The merchandise sourcing arrangement with Mast does have an impact on our segment operating results. Prior to the divestitures, Mast’s sales to Express and Limited Stores were eliminated in consolidation. Subsequent to the divestitures, we recognize 75% of those sales, resulting in an increase in Other sales. The gross profit associated with these sourcing sales is at a lower rate than the gross profit on the Apparel retail sales we recognized prior to the divestiture.

Other

In 2007, the Other operating loss decreased 5% to $251 million primarily driven by the impact of the realignment and resizing of our organization structure. During the second quarter of 2007, we initiated a restructuring program designed to resize our corporate infrastructure and to adjust for the impact of the Apparel divestitures. This program resulted in the elimination of approximately 500 positions (or 10%) of our corporate and home office headcount through position eliminations and transfers to Express and Limited Stores. Although this initiative resulted in severance and other costs totaling $38 million in the second quarter, it provided expense reductions in the second half of the year. Additionally, we recognized gains of $25 million in the third quarter related to the sale of corporate aircraft.

Fourth Quarter of 2007 Compared to Fourth Quarter of 2006

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2007 in comparison to the fourth quarter of 2006:

	Fourth Quarter		Operating Income Rate
	2007	2006	2007	2006
	(in millions)
Victoria’s Secret	$370	$404	19.5%	21.7%
Bath & Body Works	301	337	27.9%	28.7%
Apparel (a)	—	43	NM	5.8%
Other (b)	(50)	(58)	(16.4%)	(23.5%)

Total	$621	$726	19.0%	18.1%

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(b)	Includes Corporate, Mast, Beauty Avenues and Henri Bendel.
NM	Not meaningful

For the fourth quarter of 2007, operating income decreased 14% to $621 million and the operating income rate increased to 19.0% from 18.1%. The change in operating income in the fourth quarter of 2007 was primarily driven by the following:

Victoria’s Secret

For the fourth quarter of 2007, Victoria’s Secret’s operating income decreased 8% to $370 million primarily driven by:

•	Decreased operating income at Victoria’s Secret Direct as a result of operational limitations and increased costs associated with our new distribution center;

•

Decreased operating income at Victoria’s Secret Stores primarily related to the 53rd week included in 2006 results and a merchandise assortment that did not overcome the challenging economic environment in 2007;

•	Increased buying and occupancy expenses driven by real estate expansion activities;

Offset partially by:

•	The initial recognition of gift card breakage at Victoria’s Secret of $48 million;

•	The inclusion of La Senza’s operating income for the full quarter in 2007.

The operating income rate declined to 19.5% from 21.7% as a result of the factors cited above.

Bath & Body Works

For the fourth quarter of 2007, Bath & Body Works’ operating income decreased 10% to $301 million which is consistent with a decline in net sales. The decline in net sales was due to continued challenges in traffic and disappointing holiday and semi-annual sale performance. The operating income rate declined to 27.9% from 28.7% driven by the impact of lower net sales on the gross profit rate partially offset by a modest decrease in general, administrative and store operating expenses.

Other

For the fourth quarter of 2007, the Other operating loss decreased 12% to $50 million primarily driven by lower incentive compensation offset by increased technology costs.

Store Data

The following tables compare 2007 store data to the comparable periods for 2006 and 2005:

				% Change
	2007	2006	2005	2007	2006
Sales Per Average Selling Square Foot
Victoria’s Secret Stores	$694	$731	$653	(5%)	12%
La Senza (a)	529	NM	NA	NM	NM
Bath & Body Works	655	697	637	(6%)	9%
Apparel (b)	NM	352	333	NM	6%

Sales per Average Store (in thousands)
Victoria’s Secret Stores	$3,678	$3,698	$3,224	(1%)	15%
La Senza (a)	1,619	NM	NA	NM	NM
Bath & Body Works	1,540	1,613	1,453	(5%)	11%
Apparel (b)	NM	2,296	2,087	NM	10%

Average Store Size (selling square feet)
Victoria’s Secret Stores	5,489	5,111	5,011	7%	2%
La Senza (a)	2,888	NM	NA	NM	NM
Bath & Body Works	2,370	2,331	2,296	2%	2%
Apparel (b)	NM	6,541	6,497	NM	1%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores	5,599	5,126	5,001	9%	3%
La Senza (a)	901	944	NA	(5%)	NM
Bath & Body Works	3,773	3,604	3,570	5%	1%
Apparel (b)	NM	6,005	6,724	NM	(11%)

(a)	La Senza was acquired on January 12, 2007.
(b)	We no longer have a reportable Apparel segment due to the 75% divestitures of our ownership interests in Express and Limited Stores in July 2007 and August 2007, respectively.
NA	Not applicable
NM	Not meaningful

	Victoria’s Secret			Bath & Body Works			Apparel
Number of Stores (a)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Beginning of Year	1,294	998	1,001	1,546	1,555	1,569	918	1,035	1,207
Opened	62	24	15	67	20	17	—	2	18
Closed	(24)	(21)	(18)	(21)	(29)	(31)	(49)	(119)	(190)
Acquired (b)	—	293	—	—	—	—	—	—	—
Divested (c)	—	—	—	—	—	—	(869)	—	—

End of Year	1,332	1,294	998	1,592	1,546	1,555	—	918	1,035

(a)	Excludes Henri Bendel store locations (2 in 2007, 2006 and 2005) and Diva London store locations (0 in 2007, 6 in 2006 and 0 in 2005).
(b)	Represents stores acquired in the La Senza acquisition on January 12, 2007. In September 2007, we restated the La Senza store count from 325 to 293 as of January 12, 2007 to conform to our location count methodology.
(c)	Represents stores related to the 75% divestitures of our ownership interests in Express and Limited Stores in July 2007 and August 2007, respectively.

Fourth Quarter of 2007 Compared to Fourth Quarter of 2006

Net Sales

The following table provides net sales for the fourth quarter of 2007 in comparison to the fourth quarter of 2006:

Fourth Quarter	2007	2006	% Change
	(in millions)
Victoria’s Secret Stores	$1,294	$1,349	(4%)
La Senza (a)	166	23	NM
Victoria’s Secret Direct	433	492	(12%)

Total Victoria’s Secret	1,893	1,864	2%
Bath & Body Works	1,080	1,175	(8%)
Express (b)	—	589	NM
Limited Stores (b)	—	155	NM

Total Apparel (b)	—	744	NM
Other (c)	303	242	25%

Total Net Sales	$3,276	$4,025	(19%)

(a)	2006 includes the results of La Senza from the date of acquisition, January 12, 2007.
(b)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(c)	Other includes Corporate, Mast, Beauty Avenues and Henri Bendel.

NM Not meaningful

The following table provides a reconciliation of net sales for the fourth quarter of 2006 to the fourth quarter of 2007:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
	(in millions)
2006 Net Sales	$1,864	$1,175	$744	$242	$4,025
Comparable Store Sales	(92)	(81)	—	—	(173)
Sales Associated with New, Closed, Divested and Non-comparable Remodeled Stores, Net	(9)	(19)	(744)	—	(772)
La Senza	143	—	—	—	143
Direct Channels	(61)	5	—	—	(56)
Initial Gift Card Breakage	48	—	—	—	48
Mast Third-party Sales and Other	—	—	—	61	61

2007 Net Sales	$1,893	$1,080	$—	$303	$3,276

The following table compares fourth quarter of 2007 comparable store sales to fourth quarter of 2006:

Fourth Quarter	2007	2006
Victoria’s Secret	(8%)	10%
Bath & Body Works	(8%)	9%
Express (a)	—	3%
Limited Stores (a)	—	(4%)

Total Apparel (a)	—	1%
Henri Bendel	6%	7%

Total Comparable Store Sales	(8%)	8%

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.

For the fourth quarter of 2007, our net sales decreased 19% to $3.276 billion and comparable store sales decreased 8%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For the fourth quarter of 2007, net sales increased 2% to $1.893 billion and comparable store sales decreased 8%. The increase in net sales was primarily driven by:

•	Inclusion of La Senza’s net sales for the full quarter in 2007; and

•	Initial recognition of gift card breakage at Victoria’s Secret of $48 million;

Offset partially by:

•	A decrease at Victoria’s Secret Direct as a result of the actions we undertook to constrain customer orders due to the operational issues associated with the new distribution center; and

•	A decrease at Victoria’s Secret Stores primarily related to the 53rd week included in 2006 results and a merchandise assortment that did not overcome the challenging economic environment in 2007.

The decrease in comparable store sales was primarily driven by decreases across most categories, including core lingerie and beauty offset by modest increases in the Pink sub-brand and sleepwear. The decreases resulted from product assortment misses and a merchandise assortment that did not overcome the challenging economic environment during the fourth quarter of 2007.

Bath & Body Works

For the fourth quarter of 2007, net sales decreased 8% to $1.080 billion and comparable store sales decreased 8%. The decrease in net sales was primarily driven by:

•	Softness in mall traffic and the overall economic environment;

•	A lack of newness in product assortment; and

•	Prolonged holiday discounting that negatively affected the performance of the semi-annual sale.

Other

For the fourth quarter of 2007, net sales increased 25% to $303 million primarily driven by an increase in third-party customer sales at Mast due to the divestitures of Express and Limited Stores during the second quarter of 2007. Subsequent to the divestitures, 75% of Mast sales to Express and Limited Stores are included in third-party customer sales while the remaining 25% are eliminated in consolidation consistent with our ownership interest.

Gross Profit

For the fourth quarter of 2007, our gross profit decreased 19% to $1.304 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 39.8% from 40.1% primarily driven by the following:

Victoria’s Secret

For the fourth quarter of 2007, gross profit decreased primarily driven by:

•	A decrease in merchandise margin at Victoria’s Secret Direct due to the actions we undertook to constrain customer orders; and

•	A decrease in merchandise margin associated with decreased net sales at Victoria’s Secret Stores and increased buying and occupancy expenses associated with the real estate expansion activities;

Offset partially by:

•	Initial recognition of gift card breakage of $48 million; and

•	Inclusion of La Senza’s gross profit for the full quarter in 2007.

The gross profit rate decreased driven primarily by deleverage of buying and occupancy expenses due to the Victoria’s Secret Stores real estate expansion activities and inclusion of La Senza’s results for the full quarter in 2007.

Bath & Body Works

For the fourth quarter of 2007, gross profit decreased primarily driven by lower net sales. The gross profit rate decreased driven by a modest decline in the merchandise margin rate related to promotional activity to clear seasonal merchandise and deleverage in the buying and occupancy expense rate associated with the decline in net sales.

General, Administrative and Store Operating Expenses

For the fourth quarter of 2007, our general, administrative and store operating expenses decreased 23% to $682 million primarily driven by the Apparel divestitures. The general, administrative and store operating expense rate decreased to 20.8% from 22.0% primarily driven by the net impact of the Apparel divestitures, including the recognition of Mast net sales to Express and Limited Stores. The rate also benefited from the initial recognition of gift card breakage at Victoria’s Secret and lower incentive compensation and marketing expense.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2007 and 2006:

Fourth Quarter	2007	2006
Average daily borrowings (in millions)	$2,943	$1,776
Average borrowing rate (in percentages)	6.3%	5.9%

For the fourth quarter of 2007, our interest expense increased $18 million to $46 million. The increase was primarily driven by an increase in average borrowings and average borrowing rates resulting from the issuance of $1.0 billion of notes and borrowing an additional $250 million under our amended term loan during the second quarter of 2007.

Interest Income

For the fourth quarter of 2007, our interest income increased $2 million to $6 million. The increase was primarily driven by an increase in average invested cash balances partially offset by a decrease in average effective interest rates.

Other Income (Loss)

For the fourth quarter of 2007, our other income (loss) increased $9 million to $10 million. The increase was primarily driven by income from our equity investment in Express. We divested 75% of Express in July 2007 and retained the remaining 25% as an equity method investment.

Provision for Income Taxes

For the fourth quarter of 2007, our effective tax rate decreased to 34.2% from 37.7%. The decline in the rate resulted from a decline in the Canadian federal tax rate, the finalization of income taxes related to the Apparel divestitures, audit settlements and other items.

2007 Compared to 2006

Net Sales

The following table provides net sales for 2007 in comparison to 2006:

	2007	2006	% Change
	(in millions)
Victoria’s Secret Stores	$3,720	$3,700	1%
La Senza (a)	488	23	NM
Victoria’s Secret Direct	1,399	1,416	(1%)

Total Victoria’s Secret	5,607	5,139	9%
Bath & Body Works	2,494	2,556	(2%)
Express (b)	659	1,749	(62%)
Limited Stores (b)	211	493	(57%)

Total Apparel (b)	870	2,242	(61%)
Other (c)	1,163	734	58%

Total Net Sales	$10,134	$10,671	(5%)

(a)	2006 includes the results of La Senza from the date of acquisition, January 12, 2007.
(b)	Includes the results of Express and Limited Stores prior to their divestitures in July 2007 and August 2007, respectively.
(c)	Other includes Corporate, Mast, Beauty Avenues and Henri Bendel.

NM Not meaningful

The following tables provide a reconciliation of net sales for 2006 to 2007:

	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
	(in millions)
2006 Net Sales	$5,139	$2,556	$2,242	$734	$10,671
Comparable Store Sales	(71)	(90)	39	—	(122)
Sales Associated with New, Closed, Divested and Non-comparable Remodeled Stores, Net	45	6	(1,411)	—	(1,360)
La Senza	465	—	—	—	465
Direct Channels	(19)	22	—	—	3
Initial Gift Card Breakage	48	—	—	—	48
Mast Third-party Sales and Other	—	—	—	429	429

2007 Net Sales	$5,607	$2,494	$870	$1,163	$10,134

The following table compares 2007 comparable store sales to 2006:

	2007	2006
Victoria’s Secret	(2%)	11%
Bath & Body Works	(4%)	10%
Express (a)	6%	(1%)
Limited Stores (a)	4%	(4%)

Total Apparel (a)	5%	(2%)
Henri Bendel	2%	1%

Total Comparable Store Sales	(2%)	7%

(a)	Reflects comparable store sales prior to the divestitures of Express and Limited Stores in July 2007 and August 2007, respectively.

For 2007, our net sales decreased 5% to $10.134 billion and comparable store sales decreased 2%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For 2007, net sales increased 9% to $5.607 billion and comparable store sales decreased 2%. The increase in net sales was primarily driven by the inclusion of La Senza net sales for the full year in 2007. The decrease in comparable store sales was primarily driven by decreases across most categories, including core lingerie and beauty offset by modest increases in the Pink sub-brand and sleepwear. The decreases resulted from product assortment misses and a merchandise assortment that did not overcome the challenging economic environment in 2007.

Bath & Body Works

For 2007, net sales decreased 2% to $2.494 billion and comparable store sales decreased 4%. The decrease in net sales and comparable store sales was primarily driven by declines in store traffic experienced throughout the year and, in particular, during the fourth quarter which resulted in disappointing holiday and semi-annual sale performance.

Apparel

For 2007, net sales decreased 61% to $870 million as a result of the divestitures of Express and Limited Stores in the second quarter of 2007. Prior to the divestitures, comparable store sales increased 5%.

Other

For 2007, net sales increased by 58% to $1.163 billion primarily driven by an increase in third-party customer sales at Mast due to the divestitures of Express and Limited Stores during the second quarter of 2007. Subsequent to the divestitures, 75% of Mast sales to Express and Limited Stores are included in third-party customer sales while the remaining 25% are eliminated consistent with our ownership interest.

Gross Profit

For 2007, our gross profit decreased 12% to $3.542 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 35.0% from 37.6% primarily driven by the following:

Victoria’s Secret

For 2007, gross profit decreased primarily driven by the following:

•	A decrease in gross profit at Victoria’s Secret Stores driven primarily by increases in buying and occupancy expenses related to real estate expansion activities; and

•	A decrease in gross profit at Victoria’s Secret Direct driven primarily by the operational limitations affecting the new distribution center;

Partially offset by:

•	Inclusion of La Senza’s gross profit for the full year in 2007.

The gross profit rate decreased driven primarily by deleverage of buying and occupancy expenses and a decline in the merchandise margin rate associated with promotional activities and markdowns on certain categories in response to soft sales trends.

Bath & Body Works

For 2007, gross profit decreased primarily driven by the decline in net sales. The gross profit rate decreased driven by a decline in the merchandise margin rate due to increased promotional activities designed to drive traffic.

Apparel

For 2007, gross profit decreased as a result of the divestitures of Express and Limited Stores in the second quarter of 2007.

General, Administrative and Store Operating Expenses

For 2007, our general, administrative and store operating expenses decreased 6% to $2.662 billion primarily driven by the Apparel divestitures, cost reductions realized in the second half of the year associated with our second quarter restructuring program and gains from the sale of corporate aircraft. These decreases were partially offset by the charges recognized primarily in the second quarter of 2007 related to the restructuring program, increased costs at Victoria’s Secret Direct related to the new distribution center and the inclusion of La Senza’s general, administrative and store operating expenses for the full year in 2007. The general, administrative and store operating expense rate decreased to 26.3% from 26.6% primarily driven by the net impact of the Apparel divestitures, including the recognition of Mast net sales to Express and Limited Stores.

Other Income and Expenses

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for 2007 and 2006:

	2007	2006
Average daily borrowings (in millions)	$2,408	$1,711
Average borrowing rate (in percentages)	6.2%	5.9%

For 2007, interest expense increased $47 million to $149 million. The increase was primarily driven by an increase in average borrowings and average borrowing rates resulting from the issuance of $1.0 billion of notes and borrowing an additional $250 million under our amended term loan during the second quarter of 2007.

Interest Income

For 2007, interest income decreased $7 million to $18 million. The decrease was primarily driven by a decrease in average invested cash balances.

Other Income (Loss)

For 2007, other income (loss) increased $131 million to $128 million. The increase was primarily driven by a $100 million gain related to a distribution from Easton Town Center, LLC (“ETC”), in which we have an equity investment, and income from our equity investment in Express. In July 2007, ETC refinanced its existing bank loan and distributed cash proceeds of $150 million to its members. As an ETC member, we received approximately $102 million of proceeds resulting in a $100 million gain after reducing our ETC carrying value from $2 million to zero. In addition, we had a net gain of $17 million from the settlement of interest rate lock agreements.

Minority Interest

For 2007, minority interest increased $21 million to $22 million. Minority interest represents the proportional share of net income or losses of consolidated, less than wholly-owned subsidiaries attributable to the minority interest investor. The increase relates to losses from a personal care business acquired during the first quarter of 2007 and losses from an investment in an independent technology company focused on large multi-channel retailers.

Provision for Income Taxes

For 2007, our effective tax rate decreased to 36.4% from 38.5%. The decline in the rate is primarily due to the reversal of state net operating loss carryforward valuation allowances in conjunction with the Apparel divestitures in the second quarter of 2007, a decline in the Canadian federal tax rate, audit settlements and other items.

Fourth Quarter of 2006 Compared to Fourth Quarter of 2005

Net Sales

The following table provides net sales for the fourth quarter of 2006 in comparison to the fourth quarter of 2005:

Fourth Quarter	2006	2005	% Change
	(in millions)
Victoria’s Secret Stores	$1,349	$1,163	16%
La Senza (a)	23	—	NM
Victoria’s Secret Direct	492	418	18%

Total Victoria’s Secret	1,864	1,581	18%
Bath & Body Works	1,175	1,049	12%
Express	589	582	1%
Limited Stores	155	164	(5%)

Total Apparel	744	746	—%
Other (b)	242	166	46%

Total Net Sales	$4,025	$3,542	14%

(a)	Includes the results of La Senza from the date of acquisition, January 12, 2007.
(b)	Other includes Corporate, Mast, Beauty Avenues and Henri Bendel.

NM Not meaningful

The following table provides a reconciliation of net sales for the fourth quarter of 2005 to 2006:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
	(in millions)
2005 Net Sales	$1,581	$1,049	$746	$166	$3,542
Comparable Store Sales	115	92	8	—	215
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	70	18	(10)	—	78
La Senza	23	—	—	—	23
Direct Channels	75	16	—	—	91
Mast Third-party Sales and Other	—	—	—	76	76

2006 Net Sales	$1,864	$1,175	$744	$242	$4,025

The following table compares fourth quarter of 2006 comparable store sales to fourth quarter of 2005:

Fourth Quarter	2006	2005
Victoria’s Secret	10%	3%
Bath & Body Works	9%	1%
Express	3%	6%
Limited Stores	(4%)	(1%)

Total Apparel	1%	4%
Henri Bendel	7%	(5%)

Total Comparable Store Sales	8%	3%

For the fourth quarter of 2006, our net sales increased 14% to $4.025 billion and comparable store sales increased 8%. The increase in our net sales was primarily driven by the following:

Victoria’s Secret

For the fourth quarter of 2006, net sales increased 18% to $1.864 billion and comparable store sales increased 10%. The increase in net sales and comparable store sales was primarily driven by:

•	An increase in the Pink sub-brand related to growth in loungewear, panties and accessories;

•	An increase in bras driven by new products featuring the Secret Embrace and Infinity Edge technologies;

•	An increase in the beauty category resulting from continued momentum of the Dream Angels Desire fragrance and the Beauty Rush color line; and

•	An 18% increase at Victoria’s Secret Direct driven by double digit growth in intimate apparel and clothing.

Bath & Body Works

For the fourth quarter of 2006, net sales increased 12% to $1.175 billion and comparable store sales increased 9%. The increase in net sales and comparable store sales was primarily driven by:

•	An increase in the Signature Collection due to the introduction of new fragrances as well as strong sales performance during the extended semi-annual sale;

•	Incremental sales from the Temptations product line; and

•	Continued growth of the Dr. Wexler product line launched during the third quarter of 2005.

Apparel

For the fourth quarter of 2006, net sales remained relatively flat at $744 million and comparable store sales increased 1% driven by a 3% increase at Express. The increase at Express was primarily due to increased sales in sweaters and woven tops, a strong clearance event and a favorable response to early Spring merchandise. Limited Stores experienced a 4% decrease in comparable store sales, primarily driven by significant declines in woven tops and sweaters, offset partially by increases in jackets, skirts, woven shirts and dresses.

Other

For the fourth quarter of 2006, net sales increased by 46% to $242 million primarily driven by an increase in Mast sales to third-party customers.

Gross Profit

For the fourth quarter of 2006, our gross profit increased 12% to $1.612 billion and the gross profit rate (expressed as a percentage of sales) decreased to 40.1% from 40.8% primarily driven by the following:

Victoria’s Secret

For the fourth quarter of 2006, gross profit increased primarily driven by the increase in net sales. The gross profit rate decreased primarily due to a reduction in merchandise margin rates partially offset by an improvement in the buying and occupancy expense rate. The reduction in merchandise margin rate was driven by increased markdowns due to the clearance of selected merchandise that missed sales expectations and increased levels of promotional direct mailings to drive an increase in market share. The merchandise margin rate also declined partially due to a shift in the mix of business from core lingerie and beauty to Pink, loungewear and sleepwear and the expansion of multiple pricing offers for panties. Additionally, buying and occupancy expense was leveraged on a 10% increase in comparable store sales.

Bath & Body Works

For the fourth quarter of 2006, gross profit increased primarily driven by the increase in net sales. The gross profit rate decreased compared to last year driven by a decrease in merchandise margin rate partially offset by leverage in buying and occupancy. The reduction in merchandise margin rate to last year was driven by a mix of promotional transaction driving activity and better than expected performance of the semi-annual sale. Additionally, buying and occupancy expense was leveraged on a 9% increase in comparable store sales.

Apparel

For the fourth quarter of 2006, gross profit and the gross profit rate increased primarily driven by improved merchandise margin at Express. The improvement in merchandise margin rate was driven by lower product costs and reduced markdowns. Additionally, buying and occupancy expense was leveraged on a 1% increase in comparable store sales.

General, Administrative and Store Operating Expenses

For the fourth quarter of 2006, our general, administrative and store operating expenses increased 18% to $885 million and the general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 22.0% from 21.2%. The increases in our general, administrative and store operating expenses and the general, administrative and store operating expense rate were primarily driven by incremental spending on technology and process initiatives to support future growth, higher incentive compensation which is tied to improved performance for the Fall season, and incremental stock option expense related to the adoption of SFAS No. 123(R).

Other Income and Expenses

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the fourth quarters of 2006 and 2005:

Fourth Quarter	2006	2005
Average daily borrowings (in millions)	$1,776	$1,705
Average borrowing rate (in percentages)	5.9%	5.7%

For the fourth quarter of 2006, our interest expense increased $3 million to $28 million. The increase was primarily driven by an increase in average borrowings and the average borrowing rates resulting primarily from the issuance of commercial paper partially offset by a reduction in the bank facility fee from 0.15% to 0.10% of the committed amount per year.

Interest Income

For the fourth quarter of 2006, our interest income decreased $45 million to $4 million. The decrease was primarily driven by a nonrecurring $40 million tax settlement in 2005. For additional information for the tax settlement, see Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Provision for Income Taxes

For the fourth quarter of 2006, our effective tax rate increased to 37.7% from 28.0%. The increase was primarily driven by a favorable one-time tax benefit of $77 million related to the repatriation of foreign earnings that occurred in 2005 under the provisions of the American Jobs Creation Act. The 2006 fourth quarter effective tax rate from on going operations decreased due to the resolution of certain state tax matters. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Full Year 2006 Compared to 2005

Net Sales

The following table provides net sales for 2006 in comparison to 2005:

	2006	2005	% Change
	(in millions)
Victoria’s Secret Stores	$3,700	$3,222	15%
La Senza (a)	23	—	NM
Victoria’s Secret Direct	1,416	1,226	16%

Total Victoria’s Secret	5,139	4,448	16%
Bath & Body Works	2,556	2,285	12%
Express	1,749	1,794	(3%)
Limited Stores	493	545	(10%)

Total Apparel	2,242	2,339	(4%)
Other (b)	734	627	17%

Total Net Sales	$10,671	$9,699	10%

(a)	Includes the results of La Senza from the date of acquisition, January 12, 2007.
(b)	Other includes Corporate, Mast, Beauty Avenues and Henri Bendel.

NM Not meaningful

The following tables provide a reconciliation of net sales for 2005 to 2006:

	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
	(in millions)
2005 Net Sales	$4,448	$2,285	$2,339	$627	$9,699
Comparable Store Sales	335	205	(36)	—	504
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	143	26	(61)	—	108
La Senza	23	—	—	—	23
Direct Channels	190	40	—	—	230
Mast Third-party Sales and Other	—	—	—	107	107

2006 Net Sales	$5,139	$2,556	$2,242	$734	$10,671

The following table compares 2006 comparable store sales to the comparable periods for 2005:

	2006	2005
Victoria’s Secret	11%	1%
Bath & Body Works	10%	4%
Express	(1%)	(8%)
Limited Stores	(4%)	(2%)

Total Apparel	(2%)	(6%)
Henri Bendel	1%	(12%)

Total Comparable Store Sales	7%	(1%)

For 2006, our net sales increased 10% to $10.671 billion and comparable store sales increased 7%. The increase in our net sales and comparable store sales were primarily driven by the following:

Victoria’s Secret

For 2006, net sales increased 16% to $5.139 billion and comparable store sales increased 11%. The increases were driven by growth in all categories including core lingerie, beauty and Pink. Net sales were supported by several bra launches throughout the year, including the Angels Secret Embrace, Body by Victoria IPEX Wireless, Very Sexy Infinity Edge Push-up and Secret Embrace Demi. The increase in the beauty category was primarily driven by continued growth in the Garden body care line and incremental sales from beauty launches, including Very Sexy Make Up, Beauty Rush Lip Gloss and Eye Shadows and Dream Angels Desire fragrance. The 16% increase in sales at Victoria’s Secret Direct was driven by growth across all major categories.

Bath & Body Works

For 2006, net sales increased 12% to $2.556 billion and comparable store sales increased 10%. The increase in net sales and comparable store sales were driven by increases in the Signature Collection due to the introduction of new fragrances more frequently throughout the year. Additionally, incremental sales from the Temptations product line and continued growth in the Dr. Wexler, Antibacterial and Breathe Body Care product lines contributed to sales growth.

Apparel

For 2006, net sales decreased 4% to $2.242 billion and comparable store sales decreased 2%. The decrease in net sales and comparable store sales were driven by declines during the first three quarters of the year. At Express, these results reflect the impact of the significant promotional and clearance activity that occurred in 2005. The 4% decline in Limited Stores comparable store sales was driven by declines in pants, sweaters and woven tops, partially offset by increases in dresses, jackets and skirts.

Other

For 2006, net sales increased 17% to $734 million primarily driven by an increase in Mast sales to third-party customers in comparison to 2005.

Gross Profit

For 2006, our gross profit increased 15% to $4.013 billion and the gross profit rate increased to 37.6% from 35.9% primarily driven by the following:

Victoria’s Secret

For 2006, gross profit increased primarily driven by the increase in net sales. The gross profit rate decreased due to a reduction in the merchandise margin rate driven by markdowns associated with strategic marketing activities designed to drive trial, build brand loyalty and increase market share. The reduction in the merchandise margin rate was partially offset by buying and occupancy expense leverage achieved on an 11% increase in comparable store sales.

Bath & Body Works

For 2006, gross profit increased primarily driven by the increase in net sales. The gross profit rate was flat compared to last year. The buying and occupancy expense rate improved, but was offset by a reduction in the merchandise margin rate. The reduction in the merchandise margin rate was due to increased promotional activity to drive transactions and the performance of the semi-annual sale events. Buying and occupancy expense was leveraged on a 10% increase in comparable store sales.

Apparel

For 2006, gross profit and the gross profit rate increased significantly over last year driven by lower product costs and reduced markdowns at Express. Additionally, buying and occupancy expense was leveraged despite the 2% decline in comparable store sales.

General, Administrative and Store Operating Expenses

For 2006, our general, administrative and store operating expenses increased 14% to $2.837 billion and the general, administrative and store operating expense rate (expressed as a percentage of net sales) increased to 26.6% from 25.7%. The increases in our general, administrative and store operating expenses and the general, administrative and store operating expense rate were primarily driven by the following:

•	Increased marketing expenses primarily at Victoria’s Secret;

•	Increases in incentive compensation expense due to improved performance;

•	Investments in technology and process improvement initiatives to support future growth; and

•	Incremental stock compensation expense related to our adoption of Statement of Financial Accounting Standards No. 123 (R).

Other Income and Expenses

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for 2006 and 2005:

	2006	2005
Average daily borrowings (in millions)	$1,711	$1,666
Average borrowing rate (in percentages)	5.9%	5.5%

For 2006, our interest expense increased $8 million to $102 million. The increase was driven by an increase in average borrowings and the average borrowing rates.

Interest Income

For 2006, our interest income decreased $37 million to $25 million. The decrease was primarily driven by a $40 million tax settlement in 2005. For additional information for the tax settlement, see Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Provision for Income Taxes

For 2006, our effective tax rate increased to 38.5% from 30.4%. The rate increase was primarily due to a favorable one-time tax benefit of $77 million related to the repatriation of foreign earnings that occurred in 2005 under the provisions of the American Jobs Creation Act. The 2006 effective tax rate from on going operations decreased due to the resolution of certain state tax matters. For additional information, see Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our net income and, consequently, our cash provided from operations are impacted by, among other things, sales volume, seasonal sales patterns, timing of new product introductions and profit margins. Sales are typically higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.

In addition, we have funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

In 2007, we executed a number of transactions as part of our review and evaluation of our overall capital structure. In July 2007, we completed the following:

•	Issued $700 million of 10-year notes and $300 million of 30-year notes utilizing our existing shelf registration statement.

•	Amended our term loan agreement by increasing its capacity to $750 million and extending the term to August 2012. We borrowed an additional $250 million available under the amended term loan.

•

Amended the $1 billion revolving credit facility by extending the term to August 2012 and executing a $500 million, 364-day revolving credit facility, increasing the total revolving credit facility borrowing capacity to $1.5 billion.

We used a portion of the proceeds from these additional borrowings to fund our share repurchases during the year, the acquisition of La Senza and for other general corporate requirements including repayment of our outstanding commercial paper issued during the first and second quarters of 2007.

On October 1, 2007, we filed an automatic shelf registration statement for an indeterminate amount of securities with the Securities Exchange Commission. As of February 2, 2008, no securities have been issued under this registration statement.

We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, working capital requirements, scheduled debt payments, interest payments, income tax obligations, dividends to our shareholders, any contemplated strategic acquisitions and share repurchases.

The following table provides a summary of our working capital position and capitalization as of February 2, 2008, February 3, 2007 and January 28, 2006:

	February 2, 2008	February 3, 2007	January 28, 2006
	(in millions)
Cash Provided by Operating Activities	$765	$600	$1,081
Capital Expenditures	749	548	480
Working Capital	1,545	1,062	1,209
Capitalization:
Long-term Debt	2,905	1,665	1,669
Shareholders’ Equity	2,219	2,955	2,471

Total Capitalization	5,124	4,620	4,140
Additional Amounts Available Under Credit Agreements	1,500	1,000	1,030

The following table provides our relevant measures of liquidity and capital resources as of February 2, 2008, February 3, 2007 and January 28, 2006:

	February 2, 2008	February 3, 2007	January 28, 2006
Debt-to-equity Ratio (a)	131%	56%	68%
Debt-to-capitalization Ratio (b)	57%	36%	40%
Cash Flow to Capital Investment (c)	102%	109%	225%

(a)	Long-term debt divided by shareholders’ equity
(b)	Long-term debt divided by total capitalization
(c)	Net cash provided by operating activities divided by capital expenditures

Credit Ratings

The following table provides our credit ratings on unsecured debt as of February 2, 2008:

	Moody’s	S&P
Senior Unsecured Debt	Baa3	BBB-

The rating for each agency listed above represents the lowest rating to remain investment grade, as defined by each agency’s respective methodology. If we receive an upgrade from any of the rating agencies listed above, our borrowing costs could decrease. If we receive a downgrade in our credit ratings by any of the rating agencies listed above, our borrowing costs could increase and the availability of credit could be negatively affected. A downgrade in our ratings by one or both agencies would not accelerate the repayment of any of our debt.

Dividend Policy and Procedures

We currently pay a common stock dividend of $0.15 per share in cash each quarter. Our Board of Directors will determine future dividends after giving consideration to our profit levels, operating cash flow levels and capital requirements, as well as financial and other business conditions existing at the time.

Cash Flow

The following table provides a summary of our cash flow activity for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006:

	2007	2006	2005
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$500	$1,208	$1,161

Net Cash Flows Provided by Operating Activities	765	600	1,081
Net Cash Flows Provided by (Used For) Investing Activities	30	(1,093)	(506)
Net Cash Flows Used For Financing Activities	(279)	(215)	(528)
Effect of Exchange Rate Changes on Cash	2	—	—

Net Increase (Decrease) in Cash and Cash Equivalents	518	(708)	47

Cash and Cash Equivalents, End of Year	$1,018	$500	$1,208

Operating Activities

Net cash provided by operating activities in 2007 was $765 million consisting primarily of net income of $718 million. Net income included (a) depreciation and amortization, (b) the $302 million gain on divestiture of

Express, and (c) the $100 million gain on distribution from Easton Town Center, LLC. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant working capital change was a $337 million increase in operating cash flow associated with inventories. Inventory levels decreased compared to 2006 due to a concerted effort to control and reduce inventory levels across the enterprise and due to reductions in safety stocks at Bath & Body Works that increased during 2006 in connection with the 2006 supply chain system conversion. Accounts receivable increased due to the Apparel divestitures and the resulting increase in Mast third party sales to Express and Limited Stores.

Net cash provided by operating activities in 2006 was $600 million consisting primarily of net income of $676 million. Net income included noncash expense items primarily for depreciation and amortization. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant working capital change was a $545 million decrease in operating cash flow associated with inventories. We increased inventory levels during the year to meet the following objectives: (a) at Victoria’s Secret, increases related to new product launches in core lingerie and beauty, initiatives to increase market share and build brand loyalty and an initiative to improve in-stock inventory positions and (b) at Bath & Body Works, increases related primarily to investments in safety stocks of seasonless basics in anticipation of the supply chain system conversion that occurred mid-year as well as an initiative to improve in-stock inventory positions.

Net cash provided by operating activities in 2005 was $1.081 billion consisting primarily of net income of $683 million. Net income included noncash expense items primarily for depreciation and amortization. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant working capital item was a $92 million increase in accounts payable, accrued expenses and other.

Investing Activities

Net cash provided by investing activities in 2007 was $30 million consisting primarily of (a) $547 million of proceeds from the divestiture of Express, (b) $102 million of proceeds from a distribution from Easton Town Center, LLC, and (c) $97 million of proceeds related to the sale of assets, offset by $749 million of capital expenditures. The capital expenditures included $476 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to investments in our new distribution center and increased spending on home office, technology and infrastructure.

Net cash used for investing activities in 2006 was $1.093 billion consisting primarily of $572 million related to the acquisition of La Senza and $548 million of capital expenditures. The capital expenditures included $311 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to investments in new growth concepts and increased spending on technology and infrastructure to support growth.

Net cash used for investing activities in 2005 was $506 million consisting primarily of $480 million of capital expenditures. The capital expenditures included $298 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to investments in new growth concepts and increased spending on technology and infrastructure to support growth. In addition, we invested $22 million in strategic investments in several personal care companies and $4 million in non-operating real estate investments.

We anticipate spending approximately $575 to $600 million for capital expenditures in 2008 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 175 new stores and to close approximately 40 stores. Our new stores will be primarily Victoria’s Secret and Bath & Body Works. Additional spending will relate to investments in technology initiatives, investments in home office and other investments. We expect 2008 capital expenditures will be funded principally by net cash provided by operating activities.

Financing Activities

Net cash used for financing activities in 2007 was $279 million consisting primarily of (a) cash payments of $1.4 billion related to the repurchase of 59 million shares of common stock during the year at a weighted-average price of $24.01 under our June 2006, June 2007, August 2007 and November 2007 share repurchase programs and (b) quarterly dividend payments of $0.15 per share, or $227 million. These uses of cash were partially offset by (a) debt offering proceeds of $997 million, (b) proceeds from the term loan refinancing of $250 million and (c) the exercise of stock options of $74 million.

Net cash used for financing activities in 2006 was $215 million consisting primarily (a) cash payments of $193 million related to the repurchase of 8 million shares of common stock during the year at a weighted-average price of $24.98 under our November 2005, February 2006 and June 2006 share repurchase programs and (b) quarterly dividend payments of $0.15 per share, or $238 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $153 million and excess tax benefits on share-based compensation of $46 million.

Net cash used for financing activities in 2005 was $528 million consisting primarily of (a) cash payments of $380 million related to the repurchase of 17 million shares of common stock during the year at a weighted-average price of $22.49 under our February, May, August and November 2005 share repurchase programs and (b) quarterly dividend payments of $0.15 per share, or $242 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $64 million and a $30 million draw on a line of credit at Mast.

Contingent Liabilities and Contractual Obligations

The following table provides our contractual obligations, aggregated by type, including the maturity profile as of February 2, 2008:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$5,096	$181	$358	$1,380	$3,177	$—
Operating Leases Obligations (b)	3,250	425	813	681	1,331	—
Purchase Obligations (c)	1,186	1,072	104	5	5	—
Other Liabilities (d)	369	34	23	11	—	301

Total	$9,901	$1,712	$1,298	$2,077	$4,513	$301

(a)	Long-term debt obligations relate to our principal and interest payments for outstanding notes, debentures and Term Loan and line of credit borrowings. Interest payments have been estimated based on the coupon rate for fixed rate obligations and the variable rate, including the impact of the participating interest rate swap arrangement, in effect as of February 2, 2008 for the Term Loan. Interest obligations exclude amounts which have been accrued through February 2, 2008. For additional information, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	Operating lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 13 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)	Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(d)

Other liabilities primarily includes future payments relating to our nonqualified supplemental retirement plan and have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the company or otherwise requests an in-service distribution. In addition, Other Liabilities also includes future estimated payments associated with unrecognized tax benefits as accounted for under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The “Less Than 1 Year” category includes $18 million because it is reasonably possible that the payments could change in the next twelve months due to audit settlements of resolution or uncertainties. The remaining portion is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For additional information, see Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $274 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands Inc. (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses, and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We believe the likelihood of material liability being triggered under these guarantees is remote.

Off Balance Sheet Arrangements

Other than those disclosed, we have no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).

Recently Issued Accounting Pronouncements

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133 and is effective prospectively beginning in 2009. We are currently evaluating the impact to our financial statements.

SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), which establishes how the acquiring entity recognizes and measures the assets acquired, liabilities assumed, any gain on bargain purchases and any noncontrolling interest in the acquired entity. SFAS 141(R) requires acquisition-related costs to be expensed in the periods they are incurred, with the exception of the costs to issue debt or equity securities. SFAS 141(R) requires disclosure of information for a business combination that occurs during the accounting period or prior to the issuance of the financial statements for the accounting period. SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2008. We are currently evaluating the impact to our financial statements.

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”)

In December 2007, the FASB issued SFAS 160, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. SFAS 160 requires noncontrolling interest be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income by the controlling interest. SFAS 160 requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. SFAS 160 is effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption. Upon adoption, prior period financial statements will be restated for the presentation of the noncontrolling interest for comparability. We are currently evaluating the impact to our financial statements.

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”)

In February 2007, the FASB issued SFAS 159 permitting entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. We do not plan to elect fair value treatment for any assets or liabilities under SFAS 159 as of the beginning of 2008.

SFAS 157 “Fair Value Measurements” (“SFAS 157”)

In September 2006, the FASB issued SFAS 157, which provides guidance for fair value measurement of assets and liabilities and instruments measured at fair value that are classified in shareholders’ equity. The statement defines fair value, establishes a fair value measurement framework and expands fair value disclosures. It emphasizes that fair value is market-based with the highest measurement hierarchy level being market prices in active markets. The standard requires fair value measurements be disclosed by hierarchy level, an entity include its own credit standing in the measurement of its liabilities and modifies the transaction price presumption.

In February 2008, the FASB issued FSP FAS 157-2 “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provision of SFAS 157 is applied prospectively. We plan to adopt the required portions of SFAS 157 at the beginning of 2008 and do not expect a material impact to our financial statements. We plan to adopt SFAS 157 at the beginning of 2009 for items within the scope of FSP FAS 157-2 and we are currently evaluating the impact of this portion to our financial statements.

Future Accounting Changes

The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued by FASB, we cannot determine the impact on the reporting of our operations and financial position that may result from any such future changes. The FASB is currently working on several projects including, but not limited to, revenue recognition, liabilities and equity, derivatives disclosures, earnings per share calculations and leases. We also expect to see more FASB projects as a result of its desire to converge International Accounting Standards with GAAP. The ultimate pronouncements resulting from these and future projects could have an impact on our future results of operations and financial position.

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

We record valuation adjustments to our inventories if the cost of specific inventory items on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected by adjustments to these estimates.

We also record inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results and operating trends.

Management does not believe that the assumptions used in these estimates will change significantly based on prior experience. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $6 million for 2007. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for 2007.

Valuation of Long-lived Assets

Property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted future cash flows of the asset. Factors used in the valuation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life.

Goodwill is reviewed for impairment at least annually and may be reviewed more frequently if certain events occur or circumstances change. The impairment review is performed by comparing each reporting unit’s carrying value to its estimated fair value. Intangible assets with indefinite lives are reviewed for impairment at least annually by comparing the carrying value to the estimated fair value. Factors used in the valuation of goodwill and intangible assets include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected future cash flows. If future economic conditions are different than those projected by management, impairment charges may be required.

Claims and Contingencies

We are subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in the Consolidated Financial Statements is based on management’s view of the expected outcome of the applicable claim or contingency. We consult with legal counsel on matters related to litigation and seek input from both internal and external experts within and outside our organization with respect to matters in the ordinary course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not determinable, disclosure of a material claim or contingency is disclosed in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Income Taxes

We account for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In determining our provision for income taxes, we use an annual effective income tax rate based on annual income, permanent differences between book and tax income and statutory income tax rates. We adjust the annual effective income tax rate as additional information on outcomes or events becomes available. Our effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for more likely than not exposures after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our Consolidated Financial Statements.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109. In May 2007, the FASB issued FSP FIN 48-1, “Definition of ‘Settlement’ in FASB Interpretation No. 48.” We adopted FIN No. 48 and FSP FIN 48-1 effective February 4, 2007. For additional information, see Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Revenue Recognition

While our recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy for our organization. We recognize revenue upon customer receipt of the merchandise. For e-commerce and catalogue revenues, we estimate shipments that have not been received by the customer based on shipping terms and historical delivery times. We also provide a reserve for projected merchandise returns based on prior experience.

All of our brands sell gift cards with no expiration dates to customers in retail stores, through our direct channels and through third parties. We do not charge administrative fees on unused gift cards. We recognize income from gift cards when they are redeemed by the customer. In addition, we recognize income on unredeemed gift cards when we can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). We determine the gift card breakage rate based on historical redemption patterns. We accumulated sufficient historical data to determine the gift card breakage rate at Bath & Body Works and Express during the fourth quarter of 2005 and Victoria’s Secret during the fourth quarter of 2007. Gift card breakage is included in Net Sales in our Consolidated Statements of Income.

During the fourth quarter of 2005, we recognized $30 million in pretax income related to the initial recognition of gift card breakage at Express and Bath & Body Works. During the fourth quarter of 2007, we recognized $48 million in pretax income related to the initial recognition of gift card breakage at Victoria’s Secret.

Additionally, we recognize revenue associated with merchandise sourcing services provided to third parties, consisting primarily of former subsidiaries as well as other third parties. Revenue is recognized at the time the title passes to the customer.

Other Items

2008 Segment Cost Allocation Change

In 2007, we reviewed our corporate organization and allocation methodology as a result of changes in our business including the divestitures of Express and Limited Stores. Consistent with these business changes, we have transferred certain individuals and functions from corporate to our operating business units. Further, commencing in 2008, we are changing our methodology for allocating certain remaining corporate costs to our operating business units, including, but not limited to, costs related to store real estate and store design and construction activities. This change will primarily impact General, Administrative and Store Operating Expenses across our segments.

The following table provides a reconciliation of operating income (loss) amounts if these changes had been adopted for 2007, 2006 and 2005:

	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
	(in millions)
2007
Operating Income (Loss) as reported	$772	$330	$259	$(251)	$1,110
Impact of Corporate Cost Allocation Change	(54)	(28)	(9)	91	—

Operating Income (Loss) as restated	$718	$302	$250	$(160)	$1,110

2006
Operating Income (Loss) as reported	$958	$456	$27	$(265)	$1,176
Impact of Corporate Cost Allocation Change	(79)	(36)	(28)	143	—

Operating Income (Loss) as restated	$879	$420	$(1)	$(122)	$1,176

2005
Operating Income (Loss) as reported	$886	$403	$(92)	$(211)	$986
Impact of Corporate Cost Allocation Change	(60)	(27)	(22)	109	—

Operating Income (Loss) as restated	$826	$376	$(114)	$(102)	$986

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates.

Our foreign exchange rate exposure is primarily the result of the January 2007 acquisition of La Senza Corporation, whose operations are conducted primarily in Canada. To mitigate the risk to our earnings and the fair value of our investment in La Senza associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material risk associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate.

We are exposed to interest rate risk in relation to our investments and our debt. Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk associated with increases or decreases in interest rates.

The majority of our long-term debt as of February 2, 2008 has fixed interest rates. Thus, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. Our $750 million term loan due August 2012 contains a variable interest rate that fluctuates based on changes in an underlying benchmark interest rate and changes in our credit rating. In January 2008, we executed a participating interest rate swap arrangement which limits our exposure to increases in the benchmark interest rate while allowing us to partially participate in any decreases in the benchmark interest rate. Prior to the execution of the participating interest rate swap, a hypothetical 50 basis point increase in the average term loan interest rate would have resulted in $3 million of additional interest expense during 2007.

We use derivative financial instruments like the cross-currency swaps and the participating interest rate swap arrangement to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.

Fair Value of Financial Instruments

As of February 2, 2008, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments. The estimated fair value of our long-term debt was $2.8 billion compared to the carrying value of $2.9 billion at February 2, 2008. The estimated fair value of our long-term debt was $1.6 billion compared to the carrying value of $1.7 billion at February 3, 2007. The aggregate fair value of our foreign currency swap arrangements was a liability of $54 million as of February 2, 2008 and a liability of $3 million as of February 3, 2007. The fair value of our participating interest rate swap arrangement was a liability of $13 million as of February 2, 2008.

Concentration of Credit Risk

We maintain cash and cash equivalents with various major financial institutions, as well as corporate commercial paper. We monitor the relative credit standing of these financial institutions and other entities and limit the amount of credit exposure with any one entity. We also monitor the creditworthiness of the entities to which we grant credit terms in the normal course of business.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. The following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

•	risks associated with general economic conditions, consumer confidence and consumer spending patterns;
•	risks associated with the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms;
•	risks associated with the seasonality of our business;
•	risks associated with our ability to grow through new store openings and existing store remodels and expansions;
•	risks associated with our ability to expand into international markets;
•	risks associated with independent licensees;
•	risks associated with our direct channel business including risks associated with our new distribution center;
•	risks associated with our failure to protect our reputation and our brand images;
•	risks associated with our failure to protect our trade names and trademarks;
•	risks associated with market disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities or the prospect of these events;
•	risks associated with stock price volatility;
•	risks associated with our failure to maintain our credit rating;
•	risks associated with our ability to service our debt;
•	risks associated with the highly competitive nature of the retail industry generally and the segments in which we operate particularly;
•

risks associated with consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image;

•	risks associated with the our ability to retain key personnel;
•	risks associated with our ability to attract, develop and retain qualified employees and manage labor costs;
•	risks associated with our reliance on foreign sources of production, including risks related to:
♦	political instability,
♦	duties, taxes, other charges on imports,
♦	legal and regulatory matters,
♦	currency and exchange rates,
♦	local business practices and political issues,
♦	potential delays or disruptions in shipping and related pricing impacts and
♦	the disruption of imports by labor disputes;
•	risks associated with the possible inability of our manufacturers to deliver products in a timely manner or meet quality standards;
•	risks associated with rising energy costs;
•	risks associated with increases in the costs of mailing, paper and printing;
•	risks associated with our ability to implement and sustain information technology systems; and
•	risks associated with our failure to comply with regulatory requirements.

We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIMITED BRANDS, INC.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2007 and 2005 represent the 52 week period ending February 2, 2008 and January 28, 2006, respectively, and 2006 refers to the 53 week period ended February 3, 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 2, 2008.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of

Limited Brands, Inc.:

We have audited Limited Brands, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limited Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Limited Brands, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended February 2, 2008 of Limited Brands, Inc. and subsidiaries, and our report dated March 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 28, 2008

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Shareholders of

Limited Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limited Brands, Inc. and subsidiaries at February 2, 2008 and February 3, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”; in 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment” and in 2005, the Company changed its method of accounting for inventories.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limited Brands, Inc. and subsidiaries’ internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 28, 2008

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

	2007	2006	2005
Net Sales	$10,134	$10,671	$9,699
Costs of Goods Sold, Buying and Occupancy	(6,592)	(6,658)	(6,219)

Gross Profit	3,542	4,013	3,480
General, Administrative and Store Operating Expenses	(2,662)	(2,837)	(2,494)
Gain on Divestiture of Express	302	—	—
Loss on Divestiture of Limited Stores	(72)	—	—

Operating Income	1,110	1,176	986
Interest Expense	(149)	(102)	(94)
Interest Income	18	25	62
Other Income (Loss)	128	(3)	4
Minority Interest	22	1	(1)

Income Before Income Taxes and Cumulative Effect of Changes in Accounting Principle	1,129	1,097	957
Provision for Income Taxes	411	422	291

Income Before Cumulative Effect of Changes in Accounting Principle	718	675	666
Cumulative Effect of Changes in Accounting Principle, Net of Taxes of $0.4 in 2006 and $11 in 2005	—	1	17

Net Income	$718	$676	$683

Net Income Per Basic Share
Income Before Cumulative Effect of Changes in Accounting Principle	$1.91	$1.71	$1.66
Cumulative Effect of Changes in Accounting Principle	—	—	0.04

Net Income Per Basic Share	$1.91	$1.71	$1.70

Net Income Per Diluted Share
Income Before Cumulative Effect of Changes in Accounting Principle	$1.89	$1.68	$1.62
Cumulative Effect of Changes in Accounting Principle	—	—	0.04

Net Income Per Diluted Share	$1.89	$1.68	$1.66

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	February 2, 2008	February 3, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,018	$500
Accounts Receivable, Net	355	176
Inventories	1,251	1,770
Other	295	325

Total Current Assets	2,919	2,771
Property and Equipment, Net	1,862	1,862
Goodwill	1,733	1,676
Trade Names and Other Intangible Assets, Net	677	642
Other Assets	246	142

Total Assets	$7,437	$7,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$517	$593
Accrued Expenses and Other	721	897
Income Taxes	136	219

Total Current Liabilities	1,374	1,709
Deferred Income Taxes	175	173
Long-term Debt	2,905	1,665
Other Long-term Liabilities	709	520
Minority Interest	55	71
Shareholders’ Equity:
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 524 shares issued in 2007 and 2006; 346 and 398 shares outstanding in 2007 and 2006	262	262
Paid-in Capital	1,550	1,565
Accumulated Other Comprehensive Income (Loss)	31	(17)
Retained Earnings	4,758	4,277
Less: Treasury Stock, at Average Cost; 178 shares in 2007 and 126 shares in 2006	(4,382)	(3,132)

Total Shareholders’ Equity	2,219	2,955

Total Liabilities and Shareholders’ Equity	$7,437	$7,093

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Average Cost	Total Shareholders’ Equity
	Shares Outstanding	Par Value
Balance, January 29, 2005	407	$262	$1,649	$(6)	$3,398	$(2,968)	$2,335

Comprehensive Income (Loss):
Net Income	—	—	—	—	683	—	683

Total Comprehensive Income (Loss)	—	—	—	—	683	—	683
Cash Dividends ($0.60 per share)	—	—	—	—	(242)	—	(242)
Repurchase of Common Stock	(17)	—	—	—	—	(390)	(390)
Exercise of Stock Options and Other	5	—	(52)	—	—	137	85

Balance, January 28, 2006	395	$262	$1,597	$(6)	$3,839	$(3,221)	$2,471

Comprehensive Income (Loss):
Net Income	—	—	—	—	676	—	676
Foreign Currency Translation	—	—	—	(7)	—	—	(7)
Unrealized Loss on Foreign Currency Cash Flow Hedge	—	—	—	(3)	—	—	(3)
Reclassification of Foreign Currency Cash Flow Hedge to Earnings	—	—	—	(3)	—	—	(3)
Other	—	—	—	2	—	—	2

Total Comprehensive Income (Loss)	—	—	—	(11)	676	—	665
Cash Dividends ($0.60 per share)	—	—	—	—	(238)	—	(238)
Repurchase of Common Stock	(7)	—	—	—	—	(183)	(183)
Exercise of Stock Options and Other	10	—	(32)	—	—	272	240

Balance, February 3, 2007	398	$262	$1,565	$(17)	$4,277	$(3,132)	$2,955

Adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”	—	—	—	—	(10)	—	(10)
Comprehensive Income (Loss):
Net Income	—	—	—	—	718	—	718
Foreign Currency Translation	—	—	—	37	—	—	37
Unrealized Loss on Foreign Currency Cash Flow Hedge	—	—	—	(51)	—	—	(51)
Reclassification of Foreign Currency Cash Flow Hedge to Earnings	—	—	—	75	—	—	75
Unrealized Loss on Interest Rate Cash Flow Hedge	—	—	—	(13)	—	—	(13)

Total Comprehensive Income (Loss)	—	—	—	48	718	—	766
Cash Dividends ($0.60 per share)	—	—	—	—	(227)	—	(227)
Repurchase of Common Stock	(59)	—	—	—	—	(1,410)	(1,410)
Exercise of Stock Options and Other	7	—	(15)	—	—	160	145

Balance, February 2, 2008	346	$262	$1,550	$31	$4,758	$(4,382)	$2,219

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2007	2006	2005
Operating Activities
Net Income	$718	$676	$683
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Cumulative Effect of Changes in Accounting Principle	—	(1)	(17)
Depreciation and Amortization	352	316	299
Excess Tax Benefits From Share-based Compensation	(28)	(46)	—
Gains on Sales of Assets	(37)	(16)	(1)
Deferred Income Taxes	(5)	(43)	(76)
Stock Compensation Expense	44	37	11
Tax Benefit on the Exercise of Non-qualified Stock Options	—	—	15
Gain on Divestiture of Express	(302)	—	—
Loss on Divestiture of Limited Stores	72	—	—
Gain on Distribution from Easton Town Center, LLC	(100)	—	—
Goodwill Impairment	13	—	—
Minority Interest	(22)	(1)	1
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisitions:
Accounts Receivable	(192)	18	(54)
Inventories	337	(545)	10
Accounts Payable, Accrued Expenses and Other	(152)	115	92
Income Taxes Payable	(31)	16	55
Other Assets and Liabilities	98	74	63

Net Cash Provided by Operating Activities	765	600	1,081

Investing Activities
Proceeds from the Divestiture of Express	547	—	—
Proceeds from Sale of Assets	97	27	—
Proceeds from the Distribution from Easton Town Center, LLC	102	—	—
Capital Expenditures	(749)	(548)	(480)
Acquisition of La Senza Corporation, Net of Cash Acquired of $28	—	(572)	—
Other Investing Activities	33	—	(26)

Net Cash Provided by (Used for) Investing Activities	30	(1,093)	(506)

Financing Activities
Proceeds from Issuance of Debt	997	—	30
Proceeds from Term Loan Refinancing	250	—	—
Repayment of Long-term Debt	(7)	(7)	—
Repurchase of Common Stock	(1,402)	(193)	(380)
Dividends Paid	(227)	(238)	(242)
Excess Tax Benefits from Share-based Compensation	28	46	—
Proceeds From Exercise of Stock Options and Other	82	177	64

Net Cash Used for Financing Activities	(279)	(215)	(528)

Effects of Exchange Rate Changes on Cash	2	—	—
Net Increase (Decrease) in Cash and Cash equivalents	518	(708)	47
Cash and Cash Equivalents, Beginning of Year	500	1,208	1,161

Cash and Cash Equivalents, End of Year	$1,018	$500	$1,208

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Limited Brands, Inc. (the Company) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate apparel, apparel, beauty and personal care products and accessories under various trade names. The Company sells its merchandise through specialty retail stores in the United States and Canada, which are primarily mall-based, and through e-commerce and catalogue direct response channels. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Pink (Victoria’s Secret)

•	La Senza

•	Bath & Body Works

•	C. O. Bigelow

•	The White Barn Candle Company

•	Henri Bendel

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Consolidated Financial Statements include the results of Express and Limited Stores through their divestiture dates which were July 6, 2007 and August 3, 2007, respectively.

Subsequent to the divestitures of Express and Limited Stores, the Company’s remaining 25% ownership interest in each is accounted for under the equity method of accounting. As a result, the Company’s share of net income or loss for both Express and Limited Stores is included in Other Income (Loss) on the Consolidated Statements of Income. The Company eliminates in consolidation 25% of sales to Express and Limited Stores consistent with the Company’s ownership percentage.

The Company’s Consolidated Financial Statements also include less than 100% owned variable interest entities in which the Company is designated as the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”

The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Cost of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income (Loss) on the Consolidated Statements of Income. The Company’s equity investments are required to be tested for impairment when it is determined there may be an other than temporary loss in value.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2007” and “2005” refer to the 52 week periods ending February 2, 2008 and January 28, 2006, respectively. “2006” refers to the 53 week period ended February 3, 2007.

Cash and Cash Equivalents

Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks amounted to $121 million as of February 2, 2008 and $110 million as of February 3, 2007 and are included in Accounts Payable on the Consolidated Balance Sheets.

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

The Company records valuation adjustments to its inventories if the cost of specific inventory items on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience.

The Company also records inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results and operating trends.

Store Supplies

The initial shipment of selling-related supplies (primarily hangers, signage and security tags) is capitalized on the store opening date. Subsequent shipments are expensed. Store supplies are adjusted as appropriate for changes in actual quantities or costs. The Company’s store supplies are included in Other Current Assets on the Consolidated Balance Sheets.

Direct Response Advertising

The Company capitalizes the direct costs of producing and distributing its catalogues and amortizes the costs over the expected future revenue stream, which is generally three months from the date the catalogues are mailed.

The Company’s capitalized direct response advertising costs amounted to $33 million as of February 2, 2008 and $34 million as of February 3, 2007 and are included in Other Current Assets on the Consolidated Balance Sheets. All other advertising costs are expensed at the time the promotion first appears in media or in the store. Catalogue and advertising costs amounted to $519 million for 2007, $603 million for 2006 and $517 million for 2005.

Property and Equipment

The Company’s property and equipment are recorded at cost and depreciation and amortization is computed on a straight-line basis using the following depreciable life ranges:

Category of Property and Equipment	Depreciable Life Range
Software, including software developed for internal use	3 - 7 years
Store related assets	3 - 10 years
Leasehold improvements	Shorter of lease term or 10 years
Non-store related building and site improvements	10 - 15 years
Other property and equipment	20 years
Buildings	30 years

When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The Company’s cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income. The Company’s maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful lives are capitalized.

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted future cash flows of the asset. Factors used in the valuation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected future cash flows.

Goodwill and Intangible Assets

The Company has certain intangible assets resulting from business combinations that are recorded at cost. Intangible assets with finite lives are amortized primarily on a straight-line basis over their respective estimated useful lives ranging from 4 to 20 years. These amortizable intangible assets are reviewed for impairment when events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value, usually determined by the estimated discounted future cash flows of the asset. Intangible assets with indefinite lives are reviewed for impairment at least annually by comparing the carrying value to the estimated fair value.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not subject to periodic amortization. The Company reviews its goodwill for impairment at least annually and more frequently if certain events occur or circumstances change. The impairment review is performed by comparing each reporting unit’s carrying value to its estimated fair value.

Factors used in the valuation of intangible assets and goodwill include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected cash flows.

Leases and Leasehold Improvements

The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements amounted to $77 million as of February 2, 2008 and $98 million as of February 3, 2007. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company receives allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period) and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances amounted to $185 million as of both February 2, 2008 and February 3, 2007 and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company also has leasehold improvements which are amortized over the shorter of their estimated useful lives or the period from the date the assets are placed in service to the end of the initial lease term. Leasehold improvements made after the inception of the initial lease term are depreciated over the shorter of their estimated useful lives or the remaining lease term, including renewal periods, if reasonably assured.

Foreign Currency Translation

The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) within the Consolidated Statements of Shareholders’ Equity.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposure to foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) as amended, which requires that all derivative instruments be recorded on the Consolidated Balance Sheets at fair value.

The Company’s foreign exchange rate exposure is primarily the result of the January 2007 acquisition of La Senza Corporation whose operations are conducted primarily in Canada. To mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate, the Company entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans.

The cross-currency interest rate swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset foreign currency transaction gains and losses recognized on the intercompany loans. The Company’s aggregate fair value of foreign currency swap arrangements was a liability of $54 million as of February 2, 2008 and a liability of $3 million as of February 3, 2007. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

In March and June 2007, the Company entered into interest rate lock agreements designated as cash flow hedges to mitigate exposure to interest rate fluctuations on the anticipated future issuance of debt. In conjunction with the Company’s issuance of notes during July 2007, the interest rate locks were settled. Based on changes between the anticipated and actual amount and timing of the debt issuance, the Company concluded during the second quarter of 2007 that the interest rate locks no longer qualified as cash flow hedges. As a result, $17 million of realized pretax gains from the settlement of the interest rate locks was recognized in earnings in the second quarter of 2007. The gain on the interest rate lock agreements is included in Other Income (Loss) on the Consolidated Statements of Income.

In January 2008, the Company entered into a participating interest rate swap arrangement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Company’s $750 million Term Loan. The fair value of the participating interest rate swap arrangement was a liability of $13 million as of February 2, 2008 which is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, the amount of taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

In determining the Company’s provision for income taxes, it uses an annual effective income tax rate based on annual income, permanent differences between book and tax income and statutory income tax rates. The Company adjusts the annual effective income tax rate as additional information on outcomes or events becomes available. The Company’s effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures, the level of earnings and the results of tax audits.

The Company’s income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company records an accrual for more likely than not exposures after evaluating the positions associated with its various income tax filings. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision for Income Taxes on the Consolidated Statements of Income.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, an Interpretation of FASB Statement No. 109. In May 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. The Company adopted FIN No. 48 and FSP FIN 48-1 effective February 4, 2007. For additional information, see Note 2, “New Accounting Pronouncements and Changes in Accounting Principle” and Note 10, “Income Taxes.”

Self Insurance

The Company is self-insured for medical, workers’ compensation, general liability and automobile benefits up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.

Minority Interest

Minority interest represents the portion of equity interests of consolidated affiliates not owned by the Company.

Share-based Compensation

The Company accounts for share-based employee compensation in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements as compensation cost over the service period based on their fair value on the date of grant.

Compensation cost is recognized over the service period on a straight-line basis for the fair value of awards that actually vest. Compensation expense for stock options is recognized, net of forfeitures, using a single option approach (each option is valued as one grant, irrespective of the number of vesting tranches). Compensation cost for restricted stock is recognized, net of forfeitures, on a straight-line basis over the requisite service period.

The Company has a policy of issuing treasury shares to satisfy award exercises or conversions.

Revenue Recognition

The Company recognizes sales upon customer receipt of the merchandise, which for e-commerce and catalogue revenues reflects an estimate of shipments that have not yet been received by the customer based on shipping terms and estimated delivery times. The Company’s shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company also provides a reserve for projected merchandise returns based on prior experience. Net Sales exclude sales tax collected from customers.

The Company’s brands sell gift cards with no expiration dates to customers. The Company does not charge administrative fees on unused gift cards. The Company recognizes income from gift cards when they are redeemed by the customer. In addition, the Company recognizes income on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage rate based on historical redemption patterns. The Company accumulated enough historical data to determine the gift card breakage rate at Bath & Body Works and Express during the fourth quarter of 2005 and Victoria’s Secret during the fourth quarter of 2007. Gift card breakage is included in Net Sales in the Consolidated Statements of Income.

During the fourth quarter of 2005, the Company recognized $30 million in pretax income related to the initial recognition of gift card breakage at Express and Bath & Body Works. During the fourth quarter of 2007, the Company recognized $48 million in pretax income related to the initial recognition of gift card breakage at Victoria’s Secret.

Additionally, the Company recognizes revenue associated with merchandise sourcing services provided to third parties, consisting of former subsidiaries as well as other third parties. Revenue is recognized at the time the title passes to the customer.

Costs of Goods Sold, Buying and Occupancy

The Company’s costs of goods sold include merchandise costs, net of discounts and allowances, freight and inventory shrinkage. The Company’s buying and occupancy expenses primarily include payroll, benefit costs and operating expenses for its buying departments and distribution network, rent, common area maintenance, real estate taxes, utilities, maintenance, catalogue amortization and depreciation for the Company’s stores, warehouse facilities and equipment.

General, Administrative and Store Operating Expenses

The Company’s general, administrative and store operating expenses primarily include payroll and benefit costs for its store-selling and administrative departments (including corporate functions), marketing, advertising and other operating expenses not specifically categorized elsewhere in the Consolidated Statements of Income.

Earnings Per Share

Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2007, 2006 and 2005:

	2007	2006	2005
	(in millions)
Common Shares Issued	524	524	524
Treasury Shares	(149)	(128)	(121)

Basic Shares	375	396	403
Effect of Dilutive Options and Restricted Stock	5	7	8

Diluted Shares	380	403	411

Approximately 9 million stock options as of February 2, 2008 and 6 million stock options as of both February 3, 2007 and January 28, 2006 were outstanding, but were excluded from the calculation of diluted earnings per share. These options were excluded because the exercise prices were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

Comprehensive Income (Loss)

Comprehensive Income (Loss) consists of gains and losses on derivative instruments and foreign currency translation adjustments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity.

The following table provides additional detail regarding the composition of Accumulated Other Comprehensive Income (Loss) as of February 2, 2008 and February 3, 2007:

	February 2, 2008	February 3, 2007
	(in millions)
Foreign Currency Translation	$30	$(7)
Unrealized Gain (Loss) on Cash Flow Hedge	18	(6)
Realized Loss on Cash Flow Hedge	(4)	(4)
Unrealized Loss on Interest Rate Cash Flow Hedge	(13)	—

Total Accumulated Other Comprehensive Income (Loss)	$31	$(17)

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

2. New Accounting Pronouncements and Changes in Accounting Principle

New Accounting Pronouncements

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133 and is effective prospectively beginning in 2009. The Company is currently evaluating the impact to its financial statements.

SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”)

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 141(R), which establishes how the acquiring entity recognizes and measures the assets acquired, liabilities assumed, any gain on bargain purchases and any noncontrolling interest in the acquired entity. SFAS 141R requires acquisition-related costs to be expensed in the periods they are incurred, with the exception of the costs to issue debt or equity securities. SFAS 141R requires disclosure of information for a business combination that occurs during the accounting period or prior to the issuance of the financial statements for the accounting period. SFAS 141R is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2008. The Company is currently evaluating the impact to its financial statements.

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”)

In December 2007, the FASB issued SFAS 160, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. SFAS 160 requires noncontrolling interest be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income by the controlling interest. SFAS 160 requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. SFAS 160 is effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption. Upon adoption, prior period financial statements will be restated for the presentation of the noncontrolling interest for comparability. The Company is currently evaluating the impact to its financial statements.

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”)

In February 2007, the FASB issued SFAS 159 permitting entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. The Company does not plan to elect fair value treatment for any assets or liabilities under SFAS 159 as of the beginning of 2008.

SFAS 157 “Fair Value Measurements” (“SFAS 157”)

In September 2006, the FASB issued SFAS 157, which provides guidance for fair value measurement of assets and liabilities and instruments measured at fair value that are classified in shareholders’ equity. The statement defines fair value, establishes a fair value measurement framework and expands fair value disclosures. It emphasizes that fair value is market-based with the highest measurement hierarchy level being market prices in active markets. The standard requires fair value measurements be disclosed by hierarchy level, an entity include its own credit standing in the measurement of its liabilities and modifies the transaction price presumption.

In February 2008, the FASB issued FSP FAS 157-2 “Effective Date of FASB Statement No. 157” which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provision of SFAS 157 is applied prospectively. The Company plans to adopt the required portions of SFAS 157 at the beginning of 2008 and does not expect a material impact to the financial statements. The Company plans to adopt SFAS 157 at the beginning of 2009 for items within the scope of FSP FAS 157-2 and is currently evaluating the impact of this portion to the financial statements.

Changes in Accounting Principle

Income Taxes

Effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement 109, “Accounting for Income Taxes.” Upon adoption, the Company recognized an additional $10 million liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening balance of retained earnings on February 4, 2007. For additional information, see Note 10, “Income Taxes.”

Share-based Compensation

On January 29, 2006, the Company adopted SFAS 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income, other than for restricted stock, because the exercise price of the Company’s stock options granted to employees and directors was equal to the fair market value of the underlying stock at the date of grant.

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

Share-based compensation expense recognized in the Consolidated Statements of Income under SFAS 123(R) is based on awards ultimately expected to vest and, accordingly, has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of change in accounting principle on the Consolidated Statement of Income for the year ended February 3, 2007 of $0.7 million (net of tax of $0.4 million) relates to an estimate of forfeitures of previously recognized unvested restricted stock awards outstanding as of January 29, 2006, the date of adoption of SFAS 123(R).

The following table provides an illustration of the pro forma effect on net income and earnings per share for the fiscal year ended January 28, 2006 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation prior to January 29, 2006:

2005
(in millions)
Net Income, as reported	$683
Add: Stock Compensation Cost Recorded Under APB 25, Net of Tax	7
Deduct: Stock Compensation Cost Calculated Under SFAS 123, Net of Tax	(29)

Net Income, pro forma	$661

Earnings Per Basic Share, as reported	$1.70
Earnings Per Basic Share, pro forma	1.64
Earnings Per Diluted Share, as reported	1.66
Earnings Per Diluted Share, pro forma	1.62

Inventory Valuation

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

The cumulative effect of this change was $17 million, net of tax of $11 million. This change was recognized as an increase to net income in the Consolidated Statements of Income as of the beginning of the first quarter of 2005. In addition to the $17 million cumulative impact recognized as of the beginning of the first quarter, the effect of the change during 2005 was to decrease net income by $4 million, or $0.01 per diluted share.

3. Acquisitions and Divestitures

Acquisition

La Senza Corporation

On January 12, 2007, the Company completed the acquisition of 100% of the stock of La Senza Corporation (“La Senza”) for $600 million, including transaction costs of $8 million. The acquisition was financed through the use of existing cash and was accounted for as a purchase, with results of operations included in the Consolidated Financial Statements since the date of acquisition. La Senza is a Canadian specialty retailer offering lingerie and sleepwear as well as apparel for girls in the 7-14 year age group. In addition, independently owned La Senza stores operate in 40 other countries under license arrangements. The acquisition of La Senza supports the Company’s objective of enhancing our capabilities to pursue our strategic growth goals internationally.

The following table provides estimated fair values, in millions, of the assets acquired and liabilities assumed at the date of acquisition:

Cash and Cash Equivalents	$28
Inventories	65
Property and Equipment	93
Goodwill	313
Intangible Assets	196
Other Assets	70

Total Assets Acquired	$765

Current Liabilities	$67
Deferred Income Taxes	71
Other Liabilities	27

Total Liabilities Assumed	$165

Net Assets Acquired	$600

Divestitures

Express

On July 6, 2007, the Company completed the divestiture of 75% of its ownership interest in Express to affiliates of Golden Gate Capital for pretax net cash proceeds of $547 million. For additional information, see Note 8, “Equity Investments.” The Company recorded a pretax gain on the divestiture of $302 million which reflected a $4 million lease guarantee liability. For additional information, see Note 14, “Commitments and Contingencies.”

In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company will provide support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and ranges from 3 months to 3 years. The Company recognized $353 million of merchandise sourcing revenue from Express during 2007 subsequent to the divestiture date. The Company has eliminated 25% of the merchandise sourcing revenue consistent with its ownership percentage. The Company’s accounts receivable from Express totaled $151 million as of February 2, 2008 for merchandise sourcing and other services provided in accordance with the terms and conditions of their transition services agreements.

Limited Stores

On August 3, 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores to affiliates of Sun Capital. As part of the agreement, Sun Capital contributed $50 million of equity capital into the business and arranged a $75 million credit facility. For additional information, see Note 8, “Equity Investments.” The Company recorded a pretax loss on the divestiture of $72 million which reflected an $8 million lease guarantee liability. For additional information, see Note 14, “Commitments and Contingencies.”

In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements where the Company will provide support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and ranges from 3 months to 3 years. The Company recognized $75 million of merchandise sourcing revenue from Limited Stores during 2007 subsequent to the divestiture date. The Company has eliminated 25% of the merchandise sourcing revenue consistent with its ownership percentage. The Company’s accounts receivable from Limited Stores totaled $22 million as of February 2, 2008 for merchandise sourcing and other services provided in accordance with the terms and conditions of their transition services agreements.

4. Restructuring Activities

During the second quarter of 2007, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the Apparel divestitures. This program resulted in the elimination of approximately 500 positions (or 10%) of the Company’s corporate and home office headcount through position eliminations and transfers to Express and Limited Stores. The Company recognized pretax charges consisting primarily of severance and related costs of $34 million for the fiscal year ended February 2, 2008. These costs are included in General, Administrative and Store Operating Expenses on the Consolidated Statement of Income.

The following table summarizes these restructuring activities for the fiscal year ended February 2, 2008:

February 2, 2008
(in millions)
Balance as of February 3, 2007	$—
Provision, Net of Changes in Estimates	34
Cash Payments	(16)

Balance as of February 2, 2008	$18

During 2007, the Company recognized charges totaling $20 million related to the disposition of a personal care business which includes the goodwill impairment discussed in Note 7, “Goodwill and Other Intangible Assets”, costs to wind down the operations of the business and a charge to repurchase the minority interest from the Company’s investment partner. Additionally, the Company recognized $2 million of costs consisting primarily of property and equipment write-offs associated with the closure of the six Diva London concept stores. The Company also recognized and recorded gains related to the sale of two corporate aircraft for $25 million. The Company recorded these costs and gains in General, Administrative and Store Operating Expenses on the Consolidated Statement of Income.

5. Inventories

The following table provides inventories as of February 2, 2008 and February 3, 2007:

	February 2, 2008	February 3, 2007
	(in millions)
Finished Goods Merchandise	$1,140	$1,537
Raw Materials and Merchandise Components	111	233

Total Inventories	$1,251	$1,770

6. Property and Equipment, Net

Property and Equipment, Net as of February 2, 2008 and February 3, 2007 were as follows:

	February 2, 2008	February 3, 2007
	(in millions)
Land	$60	$51
Buildings and Improvements	394	383
Furniture, Fixtures, Software and Equipment	2,255	2,366
Leaseholds and Improvements	970	1,288
Construction in Progress	132	219

Total	3,811	4,307
Accumulated Depreciation and Amortization	(1,949)	(2,445)

Property and Equipment, Net	$1,862	$1,862

7. Goodwill, Trade Names and Other Intangible Assets, Net

The following table provides the rollforward of goodwill for the fiscal years ended February 2, 2008 and February 3, 2007:

	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
	(in millions)
Balance as of January 28, 2006	$690	$627	$—	$40	$1,357
Acquisitions	313	1	—	9	323
Foreign Currency Translation	(4)	—	—	—	(4)

Balance as of February 3, 2007	999	628	—	49	1,676

Acquisitions	—	—	—	25	25
Reclassification to Trade Name	—	—	—	(12)	(12)
Impairment	—	—	—	(13)	(13)
Reallocation of Purchase Price	(1)	—	—	(1)	(2)
Foreign Currency Translation	59	—	—	—	59

Balance as of February 2, 2008	$1,057	$628	$—	$48	$1,733

In conjunction with the January 2007 acquisition of La Senza, the Company recorded $313 million in goodwill, which is not deductible for tax purposes, $170 million in intangible assets with indefinite lives and $26 million in intangible assets with finite lives. The intangible assets with finite lives consist primarily of international licensing arrangements and favorable store operating lease agreements. These intangible assets have an estimated weighted-average amortization period of 13 years. The intangible assets with indefinite lives consist of trade names.

An additional $9 million of goodwill was recorded as a result of the Company’s acquisition of a personal care business in 2006.

In February 2007, the Company acquired a personal care products business along with an investment partner. Net assets of the acquired business consisted primarily of goodwill. During the second quarter of 2007, the Company and its investment partner made a decision to close the operations of the acquired business. Based on this decision, the Company completed a valuation of the acquired business trade name, which the Company intends to continue to use. Based on the Company’s evaluation, $12 million of the $25 million purchase price was allocated to the trade name. The remaining $13 million was recognized as an impairment charge in operating income in the second quarter of 2007 within the Other segment. The Company recognized the investment partner’s portion of the impairment charge of $7 million in minority interest on the Consolidated Statements of Income.

Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $611 million as of February 2, 2008 and $579 million as of February 3, 2007 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

The following table provides intangible assets with finite lives as of February 2, 2008 and February 3, 2007:

	February 2, 2008	February 3, 2007
	(in millions)
Intellectual Property	$41	$41
Trademarks/Brands	45	31
Licensing Agreements and Customer Relationships	28	27
Favorable Operating Leases	22	20

Total	136	119
Accumulated Amortization	(70)	(56)

Intangible Assets, Net	$66	$63

Amortization expense was $14 million for 2007, $11 million for 2006 and $11 million for 2005. Estimated future annual amortization expense will be approximately $9 million in each of 2008, 2009 and 2010, $7 million in 2011, $5 million in 2012 and $27 million thereafter.

8. Equity Investments

Express

On July 6, 2007, the Company completed the divestiture of 75% of its ownership interest in Express to affiliates of Golden Gate Capital. The Company’s remaining 25% investment in Express is accounted for under the equity method of accounting. Accordingly, the Company recorded 25% of Express’ results for the period from July 7, 2007 through February 2, 2008 in Other Income (Loss) on the Consolidated Statement of Income. The Company’s investment carrying value for Express was $99 million as of February 2, 2008 and is included in Other Assets on the Consolidated Balance Sheet.

Limited Stores

On August 3, 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores to affiliates of Sun Capital. The Company’s remaining 25% investment in Limited Stores is accounted for under the equity method of accounting. Accordingly, the Company recorded 25% of Limited Stores’ results for the period from August 4, 2007 through February 2, 2008 in Other Income (Loss) on the Consolidated Statement of Income. The Company’s investment carrying value for Limited Stores was $13 million as of February 2, 2008 and is included in Other Assets on the Consolidated Balance Sheet.

Easton

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $62 million as of February 2, 2008 and $59 million as of February 3, 2007 and are recorded in Other Assets on the Consolidated Balance Sheets.

Included in the Company’s Easton investments is an equity interest in Easton Town Center, LLC (“ETC”), an entity that owns and has developed a commercial entertainment and shopping center. The Company’s investment in ETC is accounted for using the equity method of accounting. The Company has a majority financial interest in ETC, but another unaffiliated member manages ETC. Certain significant decisions regarding ETC require the consent of unaffiliated members in addition to the Company.

In July 2007, ETC refinanced its $290 million secured bank loan replacing it with a $405 million secured bank loan. The loan is payable in full on August 9, 2017.

In conjunction with the loan refinancing, ETC repaid the existing loan, reserved cash for capital expenditures and operations and authorized the distribution of $150 million to ETC members. As an ETC member, the Company received approximately $102 million of proceeds resulting in a $100 million gain after reducing the Company’s ETC carrying value from $2 million to zero. The gain is included in Other Income (Loss) on the Consolidated Statement of Income. The Company’s carrying value in its investment in ETC was $4 million as of February 3, 2007.

Total assets of ETC were approximately $262 million as of February 2, 2008 and $240 million as of February 3, 2007.

9. Accrued Expenses and Other

The following table provides accrued expenses and other as of February 2, 2008 and February 3, 2007:

	February 2, 2008	February 3, 2007
	(in millions)
Deferred Revenue	$218	$273
Compensation, Payroll Taxes and Benefits	115	183
Taxes, Other Than Income	71	92
Returns Reserve	37	40
Insurance	33	31
Rent	31	45
Interest	24	26
Current Portion of Long-term Debt	7	8
Other	185	199

Total Accrued Expenses and Other	$721	$897

10. Income Taxes

The following table provides the components of the Company’s provision for income taxes for 2007, 2006 and 2005:

	2007	2006	2005
	(in millions)
Current:
U.S. Federal	$352	$385	$363
U.S. State	46	75	76
Non-U.S.	18	5	5

Total	416	465	444

Deferred:
U.S. Federal	59	(22)	(55)
U.S. State	(56)	(21)	(21)
Non-U.S.	(8)	—	—

Total	(5)	(43)	(76)

Benefit on Repatriation of Foreign Earnings	—	—	(77)

Provision for Income Taxes	$411	$422	$291

The foreign component of pretax income, arising principally from overseas operations, was $40 million for 2007, $54 million for 2006 and $56 million for 2005. The non-U.S. tax provision reflects the impact of enacted statutory rate decreases in Canada. In January 2006, the Company approved a qualifying reinvestment plan and repatriated $395 million of untaxed foreign earnings pursuant to the provisions of the American Jobs Creation Act. This repatriation resulted in a one-time tax benefit of $77 million in the fourth quarter of 2005.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2007, 2006 and 2005:

	2007	2006	2005
Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	3.5%	3.2%	3.6%
State Valuation Allowance Adjustment	(3.4%)	—	—
Non-deductible Loss on Divestiture of Limited Stores	1.9%	—	—
Other Items, Net	(0.6%)	0.3%	(0.1%)

Effective Tax Rate Before Benefit of Repatriation of Foreign Earnings at Reduced Rate	36.4%	38.5%	38.5%
Benefit of Repatriation of Foreign Earnings at Reduced Rate	—	—	(8.1%)

Effective Tax Rate	36.4%	38.5%	30.4%

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States.

Deferred Taxes

The following table provides the effect of temporary differences that cause deferred income taxes as of February 2, 2008 and February 3, 2007:

	February 2, 2008			February 3, 2007
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$24	$—	$24	$28	$—	$28
Non-qualified Retirement Plan	66	—	66	67	—	67
Inventory	51	—	51	33	—	33
Property and Equipment	—	(82)	(82)	—	(80)	(80)
Goodwill	—	(16)	(16)	—	(15)	(15)
Trade Names and Other Intangibles	—	(203)	(203)	—	(198)	(198)
Undistributed Earnings of Foreign Affiliates	—	(21)	(21)	—	(13)	(13)
State Net Operating Losses	47	—	47	52	—	52
Non-U.S. Operating Losses	13	—	13	—	—	—
Valuation Allowance	(20)	—	(20)	(51)	—	(51)
Other, Net	37	—	37	—	(36)	(36)

Total Deferred Income Taxes	$218	$(322)	$(104)	$129	$(342)	$(213)

In connection with the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), the Company reclassified $114 million included in the “Other, Net” balance at February 3, 2007 which included a $107 million reclassification from Current Liabilities - Income Taxes to Other Long-term Liabilities on the Consolidated Balance Sheet.

As of February 2, 2008, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2008 through 2026. The Company has analyzed the realization of the state net operating loss carryforwards on an individual state basis. In 2006, the Company had a valuation allowance against substantially all of these net operating losses. In the second quarter of 2007, a substantial portion of the valuation allowance was reversed in connection with the Apparel divestitures. In 2007, for those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided for the deferred tax asset.

As of February 2, 2008, the Company had available for non-U.S. tax purposes a net operating loss carryforward which expires, if unused, in 2028. The Company has determined that it is more likely than not that substantially all of the net operating loss carryforward will not be realized and a valuation allowance has been provided for the net deferred tax assets, including the net operating loss carryforward, of the related tax loss entity.

Income taxes payable on the accompanying Consolidated Balance Sheets included net current deferred tax liabilities of $4 million as of February 2, 2008 and $40 million as of February 3, 2007. The Company also had net current deferred tax assets of $75 million as of February 2, 2008 which are included in Other Current Assets on the Consolidated Balance Sheet. Income tax payments were $428 million for 2007, $451 million for 2006 and $298 million for 2005.

Uncertain Tax Positions

Effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company recognized an additional $10 million liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening balance of retained earnings on February 4, 2007. Including this adjustment, the Company had $131 million of unrecognized tax benefits at February 4, 2007, $85 million of which, if recognized, would affect the effective income tax rate and $6 million of which, if recognized, would impact Goodwill. Additionally, the Company reclassified $107 million of unrecognized tax benefits from Current Liabilities - Income Taxes to Other Long-term Liabilities on the Consolidated Balance Sheet.

At February 2, 2008, the Company had $144 million of unrecognized tax benefits, $97 million of which, if recognized, would affect the effective income tax rate. Of the total unrecognized tax benefits, it is reasonably possible that $18 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the Consolidated Balance Sheet in the period in which such the matter is effectively settled with the tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. For 2007, $4 million of interest and penalties was included in the Provision for Income Tax. The Company had accrued approximately $39 million and $40 million for the payment of interest and penalties as of February 4, 2007 and February 2, 2008, respectively.

The following table summarizes the activity related to its unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2007 without interest and penalties:

2007
(in millions)
Gross Unrecognized Tax Benefits as of February 4, 2007	$92
Increases in Tax Positions for Prior Years	6
Decreases in Tax Positions for Prior Years	(14)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	28
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(5)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(4)
Foreign Currency Translation	1

Gross Unrecognized Tax Benefits as of February 2, 2008	$104

The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. At the beginning of 2007, the Company was subject to examination by the IRS for calendar years 2003 through 2007. Subsequently, the audits for the 2003, 2004 and 2005 tax years have been completed. The Company is also subject to various U.S. state and local income tax examinations for the years 1999 to 2007. Finally, the Company is subject to multiple non-U.S. tax jurisdictions for the years 2000 to 2007. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

The timing of when earnings are repatriated was a matter of dispute with the Internal Revenue Service (“IRS”). The Company successfully litigated the matter related to the 1992 to 1994 years. For the 1995 to 2002 years, the Company and the IRS negotiated a settlement that determined that a portion of the foreign earnings had been repatriated. This settlement was approved in December 2005 resulting in a tax refund of $63 million which was recorded as an increase to Deferred Tax Liabilities on the Consolidated Balance Sheet. The Company’s interest refund of $40 million was recorded in Interest Income and Accounts Receivable in 2005 and was collected in 2006.

11. Long-term Debt

The following table provides the Company’s long-term debt balance as of February 2, 2008 and February 3, 2007:

	February 2, 2008	February 3, 2007
	(in millions)
Term Loan due August 2012. Interest Rate of 3.86% as of February 2, 2008	$750	$500
6.90% $700 million Notes due July 2017, Less Unamortized Discount	698	—
5.25% $500 million Notes due November 2014, Less Unamortized Discount	499	499
6.95% $350 million Debentures due March 2033, Less Unamortized Discount	350	350
7.60% $300 million Notes due July 2037, Less Unamortized Discount	299	—
6.125% $300 million Notes due December 2012, Less Unamortized Discount	299	299
Credit Facility due January 2010. Interest rate of 3.61% as of February 2, 2008	15	23
5.30% Mortgage due August 2010	2	2

Total	2,912	1,673
Current Portion of Long-term Debt	(7)	(8)

Total Long-term Debt, net of Current Portion	$2,905	$1,665

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

On August 3, 2007, the Company amended its $1 billion unsecured revolving credit facility (the “5-Year Facility”) by extending its term to August 2012 and executed a $500 million, 364-day unsecured revolving credit facility (the “364-Day Facility”). Both facilities support the Company’s commercial paper and letter of credit programs. As of February 2, 2008, there were no borrowings outstanding under either facility. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.125% of the committed amount per year. Fees payable under the 364-Day Facility are also based on the Company’s long-term credit ratings and are currently 0.10% of the committed amount per year.

In January 2006, Mast Industries (Far East) Limited, a wholly-owned subsidiary of Limited Brands, Inc., entered into a $60 million unsecured revolving credit facility. During 2006, $30 million was drawn on the facility while the remaining $30 million expired in March 2006. The credit facility was available for general corporate purposes including the funding of dividends to Limited Brands, Inc. Borrowings under the credit facility are due in equal semi-annual installments through the maturity date of the credit facility in January 2010.

The Facilities and the Term Loan have several interest rate options, which are based in part on the Company’s long-term credit ratings. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of February 2, 2008.

In January 2008, the Company entered into a participating interest rate swap arrangement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Term Loan.

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2008	$7
2009	8
2010	2
2011	—
2012	1,050
Thereafter	1,850

Cash paid for interest was $151 million in 2007, $100 million in 2006 and $96 million in 2005.

12. Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) SFAS 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. As of February 2, 2008, management believes that the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. In the absence of quoted prices for identical or similar assets or investments in active markets, fair value is estimated using various valuation methods including cash flow analysis and appraisals.

The estimated fair value of the Company’s long-term debt was $2.8 billion compared to the carrying value of $2.9 billion at February 2, 2008. The estimated fair value of its long-term debt was $1.6 billion compared to the carrying value of $1.7 billion at February 3, 2007. The aggregate fair value of the Company’s foreign currency swap arrangements was a liability of $54 million as of February 2, 2008 and a liability of $3 million as of February 3, 2007. The fair value of the Company’s participating interest rate swap arrangement was a liability of $13 million as of February 2, 2008.

13. Leases

The Company is committed to noncancelable leases with remaining terms generally from one to ten years. A substantial portion of the Company’s leases consist of store leases generally with an initial term of ten years. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses. Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount.

The following table provides rent expense for 2007, 2006 and 2005:

	2007	2006	2005
	(in millions)
Store Rent:
Fixed Minimum	$441	$504	$500
Contingent	58	72	62

Total Store Rent	499	576	562
Equipment and Other	60	41	34

Gross Rent Expense	559	617	596
Sublease Rental Income	(9)	(14)	(18)

Total Rent Expense	$550	$603	$578

The following table provides the Company’s minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2008	$425
2009	417
2010	396
2011	359
2012	322
Thereafter	1,331

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.

The Company’s future sublease income under noncancelable subleases was $8 million as of February 2, 2008, which included $5 million of rent commitments related to disposed businesses under master lease arrangements.

14. Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

During the fourth quarter of 2005, the Company received $8.5 million from a favorable litigation settlement with respect to merchant fees previously paid to Visa and MasterCard. The settlement was recognized in 2005 as a reduction to General, Administrative and Store Operating Expenses on the Consolidated Statement of Income.

Guarantees

In connection with the divestitures of Express and Limited Stores, the Company recognized an initial liability of $12 million representing the estimated fair value of the Company’s obligation as guarantor of certain lease payments in accordance with the provisions of the Financial Accounting Standards Board Statement 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections.” This liability was valued at $10 million as of February 2, 2008.

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $274 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liabilities being triggered under these guarantees, with respect to existing and extended leases, is remote.

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

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and based on years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $44 million for 2007, $49 million for 2006 and $44 million for 2005.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and credits additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Associates’ accounts are credited with interest using a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions, credits and the related interest are subject to vesting based on years of service. Associates may elect an in-service distribution for the additional deferred compensation component only. Associates are not permitted to take a withdrawal from any other portion of the plan while actively employed with the Company. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years.

The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of February 2, 2008 and February 3, 2007:

	February 2, 2008	February 3, 2007
	(in millions)
Balance at Beginning of Year	$179	$163
Contributions:
Associate	14	14
Company	11	13
Interest	11	11
Distributions	(32)	(22)
Transfers (a)	(8)	—

Balance at End of Year	$175	$179

(a)	Reflects transfers to the plans established by Express and Limited Stores.

Total expense recognized related to the non-qualified plan was $22 million for 2007, $26 million for 2006 and $20 million for 2005.

16. Shareholders’ Equity

Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006:

	Amount Authorized	Shares Repurchased			Average Stock Price of Shares Repurchased within Program
		2007	2006	2005
	(in millions)	(in thousands)
November 2007 (a)	$250	5,887	—	—	$17.02
August 2007	250	11,870	—	—	21.06
June 2007	1,000	38,656	—	—	25.87
June 2006 (b)	100	2,296	1,494	—	26.35
February 2006	100	—	3,990	—	25.09
November 2005 (c)	200	—	1,795	6,971	22.82
August 2005	100	—	—	1,621	20.30
May 2005	100	—	—	4,476	22.34
February 2005	100	—	—	4,308	23.16

Total Shares Repurchased		58,709	7,279	17,376

(a)	The repurchase program authorized in November 2007 had $150 million remaining as of February 2, 2008.
(b)	The repurchase program authorized in June 2006 had repurchases of $59 million in 2007 at an average stock price of $25.86 and repurchases of $41 million in 2006 at an average stock price of $27.11. This repurchase program was completed in May 2007.
(c)	The repurchase program authorized in November 2005 had repurchases of $42 million in 2006 at an average stock price of $23.40 and repurchases of $158 million in 2005 at an average stock price of $22.67. This repurchase program was completed in February 2006.

For the November 2007 repurchase program, $8 million of share repurchases were reflected in accounts payable as of February 2, 2008 and were settled in February 2008. Through March 21, 2008, 5.2 million additional shares were repurchased.

17. Share-Based Compensation

Plan Summary

The 1993 Stock Option and Performance Incentive Plan as amended (the “Plan”), which is shareholder approved, provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of ten years. Stock options generally vest over 4 years with 25% vesting each year. Restricted stock generally vests (the restrictions lapse) over a two to three year period.

The Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors provides for an annual stock retainer for non-associate directors. The stock issued in conjunction with this plan has no restrictions.

Under the Company’s plans, approximately 100 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 21 million options and shares were available for grant as of February 2, 2008.

Stock Options

The following table provides the Company’s stock option activity for the fiscal year ended February 2, 2008:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of February 3, 2007	24,438	$17.75
Granted	1,407	25.90
Exercised	(5,955)	12.44
Cancelled	(2,049)	22.74

Outstanding as of February 2, 2008	17,841	$19.60	5.6	$34,586

Vested and Expected to Vest as of February 2, 2008 (a)	16,886	$19.30	5.5	$34,467
Options Exercisable as of February 2, 2008	13,100	$18.06	4.8	$35,520

(a)	The number of options expected to vest includes an estimate of expected forfeitures.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $80 million for 2007, $130 million for 2006 and $43 million for 2005.

The total fair value at grant date of option awards vested was $23 million for 2007 and $39 million for 2006.

The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $14 million as of February 2, 2008. This cost is expected to be recognized over a weighted-average period of 1.8 years.

The weighted-average estimated fair value of stock options granted was $6.97 per share for 2007, $7.61 per share for 2006 and $7.54 (for pro forma purposes) for 2005.

Cash received from stock options exercised was $74 million for 2007, $153 million for 2006 and $64 million for 2005. Tax benefits realized from tax deductions associated with stock options exercised were $30 million for 2007, $50 million for 2006 and $15 million for 2005.

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

The following table contains the weighted-average assumptions used during 2007, 2006 and 2005:

	2007	2006	2005
Expected Volatility	32%	35%	39%
Risk-free Interest Rate	4.5%	4.8%	4.0%
Dividend Yield	3.0%	2.9%	2.7%
Expected Life (in years)	5.3	5.5	5.1

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

Restricted Stock

The following table provides the Company’s restricted stock activity for the fiscal year ended February 2, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of February 3, 2007	3,103	$22.56
Granted	1,455	22.33
Vested	(416)	20.22
Cancelled	(772)	22.79

Unvested as of February 2, 2008	3,370	22.83

The Company’s total intrinsic value of restricted stock vested was $11 million for 2007, $14 million for 2006 and $11 million for 2005.

The Company’s total fair value at grant date of awards vested was $8 million for 2007 and $10 million for 2006. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.

Beginning in 2006, the Company issued performance-based restricted stock awards. The fair value of these shares is measured on the date that the performance goals and the target number of shares are communicated. The final number of shares of performance-based restricted stock issued to each employee is determined at the end of each Spring and Fall selling seasons, based upon performance against specified financial goals. The vesting period of these awards ranges from two to three years.

As of February 2, 2008, there was $19 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Tax benefits realized from tax deductions associated with restricted stock vested were $5 million for 2007, $4 million for 2006 and $4 million for 2005.

Income Statement Impact

Total pretax share-based compensation expense recognized under SFAS 123(R) was $44 million for 2007 and $37 million for 2006. Share-based compensation expense of $11 million for 2005 related primarily to restricted stock which the Company also expensed under APB 25. The tax benefit associated with share-based compensation was $14 million for 2007, $11 million for 2006 and $4 million for 2005.

The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2007, 2006 and 2005:

	2007	2006	2005
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$10	$8	$—
General, Administrative and Store Operating Expenses	34	29	11

Total Share-based Compensation Expense	$44	$37	$11

18. Segment Information

Prior to the divestitures of Express and Limited Stores in second quarter of 2007, the Company had three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products, and accessories marketed under the Victoria’s Secret, Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores in the United States and direct response channels (e–commerce and catalogue). Through its e-commerce site, www.VictoriasSecret.com, and catalogue, certain of Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 40 other countries. La Senza’s merchandise is also sold through its e-commerce site, www.LaSenza.com.

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

Other consists of the following:

•	Henri Bendel, operator of two specialty stores in New York, New York and Columbus, Ohio which feature fashion and personal care products for sophisticated women;

•	Mast, an apparel importer serving Victoria’s Secret and third party customers;

•	Beauty Avenues, a personal care sourcing company serving Victoria’s Secret, Bath & Body Works and third party customers; and

•

Corporate functions including non-core real estate, equity investments and other administrative functions such as treasury and tax and other centralized functions related to store design and real estate.

The following table provides the Company’s segment information as of and for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006:

	Victoria’s Secret	Bath & Body Works	Apparel(a)	Other	Total
	(in millions)
February 2, 2008
Net Sales	$5,607	$2,494	$870	$1,163	$10,134
Depreciation and Amortization	156	59	27	110	352
Operating Income (Loss) (b)	772	330	259	(251)	1,110
Total Assets	3,365	1,456	—	2,616	7,437
Capital Expenditures	315	112	37	285	749

February 3, 2007
Net Sales	$5,139	$2,556	$2,242	734	10,671
Depreciation and Amortization	105	52	66	93	316
Operating Income (Loss)	958	456	27	(265)	1,176
Total Assets	3,221	1,516	622	1,734	7,093
Capital Expenditures	160	87	66	235	548

January 28, 2006
Net Sales	$4,448	$2,285	$2,339	$627	$9,699
Depreciation and Amortization	94	59	64	82	299
Operating Income (Loss)	886	403	(92)	(211)	986
Total Assets	2,173	1,438	616	2,119	6,346
Capital Expenditures	164	47	86	183	480

(a)	Results of Express and Limited Stores are included through July 6, 2007 and August 3, 2007, respectively, when the businesses were divested. Total assets for the Apparel segment are not included as the businesses were divested prior to February 2, 2008.
(b)	Operating income for Apparel for the fiscal year ended February 2, 2008 includes the gain on divestiture of Express of $302 million and the loss on divestiture of Limited Stores of $72 million.

The Company’s international sales, including La Senza and direct sales shipped internationally totaled $611 million in 2007, $100 million in 2006 and $75 million in 2005. The Company’s internationally based long-lived assets were $713 million as of February 2, 2008 and $605 million as of February 3, 2007 which resulted from the acquisition of La Senza on January 12, 2007.

19. Subsequent Event (Unaudited)

In March 2008, the Company and an investment partner reached an agreement to sell 100% of their combined interests in a joint venture, which the Company consolidates under the provisions of FIN 46(R) “Consolidation of Variable Interest Entities,” to a third party. The Company estimates receiving after-tax proceeds of approximately $110 million to $130 million and recognizing a pretax gain of approximately $115 million to $135 million associated with the sale. The sale is subject to a number of closing conditions. If the conditions are satisfied, the closing will occur in the first or second quarter of 2008.

20. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for 2007:

	Fiscal Quarter Ended
	May 5, 2007	August 4, 2007(b)	November 3, 2007(c)	February 2, 2008(d)(e)
	(in millions except per share data)
Net Sales	$2,311	$2,624	$1,923	$3,276
Gross Profit	803	821	614	1,304
Operating Income	108	319	62	621
Net Income	53	264	12	389
Net Income Per Basic Share (a)	$0.13	$0.68	$0.03	$1.11
Net Income Per Diluted Share (a)	$0.13	$0.67	$0.03	$1.10

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year.
(b)	Includes the effect of the following items:
(i)	A pretax gain of $302 million related to the divestiture of 75% of the Company’s ownership interest in Express.
(ii)	A pretax loss of $72 million related to the divestiture of 75% of the Company’s ownership interest in Limited Stores.
(iii)	A tax benefit of $39 million related to the reversal of state net operating loss carryforward valuation allowances associated with the Apparel divestitures.
(iv)	A pretax gain of $100 million related to a distribution from Easton Town Center, LLC.
(v)	$47 million of expense related to various restructuring activities.
(vi)	A pretax gain of $17 million related to an interest rate hedge.
(c)	Includes the effect of a pretax gain of $25 million related to the sale of assets.
(d)	Includes the effect of the following items:
(i)	A pretax gain of $48 million related to initial recognition of income for unredeemed gift cards at Victoria’s Secret.
(ii)	A tax benefit of $28 million related to a decline in the Canadian federal tax rate, favorable tax benefits associated with the Apparel divestitures, audit settlements and other items.
(e)	The fourth quarter of 2007 consists of a thirteen week period versus a fourteen week period in the fourth quarter of 2006.

The following table provides summarized quarterly financial data for 2006:

	Fiscal Quarter Ended
	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007(b)
	(in millions except per share data)
Net Sales	$2,077	$2,454	$2,115	$4,025
Gross Profit	789	853	759	1,612
Operating Income	186	197	67	726
Income Before Cumulative Effect of Change in Accounting Principle	98	113	24	440
Cumulative Effect of Change in Accounting Principle, Net of Tax	1	—	—	—
Net Income	99	113	24	440
Net Income Per Basic Share (a):
Income Before Cumulative Effect of Change in Accounting Principle	$0.25	$0.29	$0.06	$1.11
Cumulative Effect of Change in Accounting Principle	—	—	—	—

Net Income Per Basic Share	$0.25	$0.29	$0.06	$1.11

Net Income Per Diluted Share (a):
Income Before Cumulative Effect of Change in Accounting Principle	$0.25	$0.28	$0.06	$1.08
Cumulative Effect of Change in Accounting Principle	—	—	—	—

Net Income Per Diluted Share	$0.25	$0.28	$0.06	$1.08

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year.
(b)	The fourth quarter of 2006 consists of a fourteen week period versus a thirteen week period in the fourth quarter of 2007.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding changes in accountants is set forth under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our proxy statement to be filed on or about April 8, 2008 for the Annual Meeting of Stockholders to be held May 19, 2008 (the “Proxy Statement”) and is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 2, 2008 and the related Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting are set forth in Item 8. Financial Statements and Supplementary Data.

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

ITEM	9B. OTHER INFORMATION.

On March 26, 2008, Dr. E. Gordon Gee informed the Company that he will retire from the Company’s Board of Directors at the conclusion of the Company’s Annual Meeting of Stockholders scheduled to take place on May 19, 2008.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our directors is set forth under the captions “ELECTION OF DIRECTORS—Nominees and Directors”, “—Former Directors”, “—Director Independence”, “—Information Concerning the Board of Directors”, “—Committees of the Board of Directors”, “—Communications with the Board”, “—Attendance at Annual Meetings”, “—Code of Conduct and Related Person Transaction Policy”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles and Related Person Transaction Policy and Committee Charters”, “—2009 Declassification Proposal” and “—Security Ownership of Directors and Management” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “ELECTION OF DIRECTORS—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption “COMPENSATION RELATED MATTERS” in the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes share and exercise price information about Limited Brands’ equity compensation plans as of February 2, 2008.

Plan category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	21,210,756	$19.60	(2)	20,875,917
Equity compensation plans not approved by security holders	—	—		—

Total	21,210,756	$19.60		20,875,917

(1)	Includes the following plans: Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2007 Restatement), Limited Brands, Inc. 1996 Stock Plan for Non-Associate Directors, 2003 Stock Award and Deferred Compensation Plan for Non-Associate Directors, and Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan. In March 2002, awards then outstanding under the Intimate Brands, Inc. plan were converted into awards relating to 15,561,339 shares of Common Stock in connection with the merger of Intimate Brands, Inc. and a subsidiary of the Company.
(2)	Does not include outstanding rights to receive Common Stock upon the vesting of restricted shares awards.

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

The following consolidated financial statements of Limited Brands, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007

Consolidated Statements of Shareholders’ Equity for the Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

Consolidated Statements of Cash Flows for the Years Ended February 2, 2008, February 3, 2007 and January 28, 2006

Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)	(3)	List of Exhibits

		3.	Articles of Incorporation and Bylaws.

		3.1	Certificate of Incorporation of the Company, dated March 8, 1982 incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.2	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.3	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987 incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.4	Certificate of Amendment of Certificate of Incorporation dated May 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

		3.5	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

		4.	Instruments Defining the Rights of Security Holders.

		4.1	Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File no. 333-105484) dated May 22, 2003.

4.2	Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the “Commission”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the “1993 Form S-3”).

4.3	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

4.4	Indenture dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (File no. 333-104633) dated April 18, 2003.

4.5	Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.6	Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.7	Amendment and Restatement Agreement with respect to the Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.8	Amendment and Restatement Agreement with respect to the Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.9	Amendment and Restatement Agreement (Revolving Credit Agreement) dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Five-Year Revolving Credit Agreement dated as of October 6, 2004, as amended and restated November 5, 2004 and March 22, 2006, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007.

4.10	364-Day Revolving Credit Agreement, dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007.

4.11	Amendment and Restatement Agreement (Term Loans) dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Term Loan Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004 and March 22, 2006, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007.

10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).*

10.2	The Limited Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.*

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.*

10.5	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).*

10.6	The 1993 Stock Option and Performance Incentive Plan (1996 Restatement) of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-04941).*

10.7	Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan incorporated by reference to the Intimate Brands, Inc. Proxy Statement dated April 14, 1997 (File No. 1-13814).*

10.8	The 1997 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.*

10.9	Limited Brands, Inc. (formerly The Limited, Inc.) 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.*

10.10	Limited Brands, Inc. (formerly The Limited, Inc.) Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.*

10.11	Agreement dated as of May 3, 1999 among Limited Brands, Inc. (formerly The Limited, Inc.), Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.12	The 1998 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.*

10.13	The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.14	Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.*

10.15	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2003 Restatement) incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.*

10.16	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.*

10.17	Form of Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated December 8, 2004.*

10.18	Employment Agreement dated as of January 17, 2005 among Limited Brands, Inc., The Limited Service Corporation and Martyn Redgrave incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2005.*

10.19	Limited Brands, Inc. Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.20	Form of Amended and Restated Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.21	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.22	Employment Agreement dated as of November 24, 2006 among Limited Brands, Inc., Victoria’s Secret Direct, LLC, and Sharen Jester Turney incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.*

10.23	Employment Agreement effective as of April 9, 2007 among Limited Brands, Inc. and Stuart Burgdoerfer incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 11, 2007.*

10.24	Amendment to Employment Agreement dated as of March 28, 2008 among Limited Brands, Inc., and Sharen Jester Turney.*

12.	Computation of Ratio of Earnings to Fixed Charges.

14.	Code of Ethics—incorporated by reference to the definitive Proxy Statement to be filed on or about April 14, 2007.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

*	Identifies management contracts or compensatory plans or arrangements.

(b)	Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2008

LIMITED BRANDS, INC. (registrant)

By	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 2, 2008:

Signature	Title

/S/ LESLIE H. WEXNER* Leslie H. Wexner	Chairman of the Board of Directors and Chief Executive Officer

/S/ E. GORDON GEE* E. Gordon Gee	Director

/S/ DENNIS S. HERSCH* Dennie S. Hersch	Director

/S/ JAMES L. HESKETT* James L. Heskett	Director

/S/ DONNA A. JAMES* Donna A. James	Director

/S/ DAVID T. KOLLAT* David T. Kollat	Director

/S/ WILLIAM R. LOOMIS, JR.* William R. Loomis, Jr.	Director

/S/ JEFFREY H. MIRO* Jeffrey H. Miro	Director

/S/ JEFFREY B. SWARTZ* Jeffrey B. Swartz	Director

/S/ ALLAN R. TESSLER* Allan R. Tessler	Director

Signature	Title

/s/ ABIGAIL S. WEXNER* Abigail S. Wexner	Director

/s/ RAYMOND ZIMMERMAN* Raymond Zimmerman	Director

*	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/s/ MARTYN R. REDGRAVE
Martyn R. Redgrave Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

LIMITED BRANDS, INC.

(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

10.24	Amendment to Employment Agreement dated as of March 28, 2008 among Limited Brands, Inc., and Sharen Jester Turney.

12.	Computation of Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).