Form 10-Q
period 2008-05-03
LIMITED BRANDS INC
filed 2008-06-06
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 30, 2008
340,337,259 Shares

LIMITED BRANDS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	First Quarter
	2008	2007
Net Sales	$1,925	$2,311
Costs of Goods Sold, Buying and Occupancy	(1,284)	(1,517)

Gross Profit	641	794
General, Administrative and Store Operating Expenses	(541)	(686)
Net Gain on Joint Ventures	109	—

Operating Income	209	108
Interest Expense	(45)	(25)
Interest Income	6	3
Other Income	5	—
Minority Interest	1	6

Income Before Income Taxes	176	92
Provision for Income Taxes	78	39

Net Income	$98	$53

Net Income Per Basic Share	$0.29	$0.13

Net Income Per Diluted Share	$0.28	$0.13

Dividends Per Share	$0.15	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	May 3, 2008	February 2, 2008	May 5, 2007
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$759	$1,018	$194
Accounts Receivable, Net	320	355	155
Inventories	1,224	1,251	1,816
Other	297	295	405

Total Current Assets	2,600	2,919	2,570
Property and Equipment, Net	1,895	1,862	1,945
Goodwill	1,676	1,733	1,724
Trade Names and Other Intangible Assets, Net	642	677	652
Other Assets	221	246	143

Total Assets	$7,034	$7,437	$7,034

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$428	$517	$476
Commercial Paper	—	—	256
Accrued Expenses and Other	634	721	716
Income Taxes	34	136	19

Total Current Liabilities	1,096	1,374	1,467
Deferred Income Taxes	174	175	141
Long-term Debt	2,905	2,905	1,665
Other Long-term Liabilities	710	709	674
Minority Interest	—	55	76
Shareholders’ Equity:
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 524 shares issued; 339, 346 and 400 shares outstanding, respectively	262	262	262
Paid-in Capital	1,543	1,550	1,548
Accumulated Other Comprehensive Income	31	31	14
Retained Earnings	4,804	4,758	4,260
Less: Treasury Stock, at Average Cost; 185, 178 and 124 shares, respectively	(4,491)	(4,382)	(3,073)

Total Shareholders’ Equity	2,149	2,219	3,011

Total Liabilities and Shareholders’ Equity	$7,034	$7,437	$7,034

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	First Quarter
	2008	2007
Operating Activities:
Net Income	$98	$53
Adjustments to Reconcile Net Income to Net Cash Used for Operating Activities:
Depreciation and Amortization	84	95
Net Gain on Joint Ventures	(109)	—
Deferred Income Taxes	6	(10)
Excess Tax Benefits from Share-based Compensation	—	(12)
Share-based Compensation Expense	7	12
Minority Interest	(1)	(6)
Changes in Assets and Liabilities:
Accounts Receivable	25	26
Inventories	18	(41)
Accounts Payable, Accrued Expenses and Other	(162)	(301)
Income Taxes Payable	(102)	(145)
Other Assets and Liabilities	24	(7)

Net Cash Used for Operating Activities	(112)	(336)

Investing Activities:
Net Proceeds from the Divestiture of Joint Venture	144	—
Return of Capital from Express	28	—
Capital Expenditures	(139)	(181)
Other Investing Activities	(1)	(21)

Net Cash Provided by (Used for) Investing Activities	32	(202)

Financing Activities:
Proceeds from Issuance of Commercial Paper, Net of Repayments	—	256
Repurchase of Common Stock	(128)	—
Dividends Paid	(52)	(60)
Excess Tax Benefits from Share-based Compensation	—	12
Proceeds From Exercise of Stock Options and Other	2	24

Net Cash (Used for) Provided by Financing Activities	(178)	232

Effects of Exchange Rate Changes on Cash	(1)	—
Net Decrease in Cash and Cash Equivalents	(259)	(306)
Cash and Cash Equivalents, Beginning of Period	1,018	500

Cash and Cash Equivalents, End of Period	$759	$194

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Limited Brands, Inc. (the Company) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories under various trade names. The Company sells its merchandise through specialty retail stores in the United States and Canada, which are primarily mall-based, and through e-commerce and catalogue direct response channels. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Pink

•	La Senza

•	Bath & Body Works

•	C. O. Bigelow

•	The White Barn Candle Company

•	Henri Bendel

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2008” and “first quarter of 2007” refer to the thirteen week periods ending May 3, 2008 and May 5, 2007, respectively.

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Consolidated Financial Statements include the results of Express and Limited Stores through their divestiture dates which were July 6, 2007 and August 3, 2007, respectively.

Subsequent to the divestitures of Express and Limited Stores, the Company’s remaining 25% ownership interest in each is accounted for under the equity method of accounting. As a result, the Company’s share of net income or loss for both Express and Limited Stores is included in Other Income on the Consolidated Statements of Income. The Company eliminates in consolidation 25% of merchandise sourcing sales to Express and Limited Stores consistent with the Company’s ownership percentage.

The Company’s Consolidated Financial Statements also include less than 100% owned variable interest entities in which the Company is designated as the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”

The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Cost of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income on the Consolidated Statements of Income. The Company’s equity investments are required to be tested for impairment when it is determined there may be an other than temporary loss in value.

The Consolidated Financial Statements as of May 3, 2008 and May 5, 2007 and for the first quarter of 2008 and 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the interim periods.

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2. Earnings Per Share and Shareholders’ Equity

Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2008 and 2007:

	First Quarter
	2008	2007
	(in millions)
Common Shares Issued	524	524
Treasury Shares	(183)	(124)

Basic Shares	341	400
Effect of Dilutive Options and Restricted Stock	3	6

Diluted Shares	344	406

Approximately 14 million and 6 million stock options of the total outstanding as of May 3, 2008 and May 5, 2007, respectively, were excluded from the calculation of diluted earnings per share. These options were excluded because the exercise prices were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

In November 2007, the Company’s Board of Directors authorized the repurchase of $250 million of the Company’s common stock. During first quarter of 2008, the Company repurchased 7.1 million shares of common stock for $122 million at an average price per share of approximately $17.30. During May 2008, the Company completed this program by repurchasing 1.5 million shares of common stock for $27 million at an average price per share of approximately $18.71.

3. Derivative Instruments

The Company has foreign exchange rate exposure primarily as a result of the January 2007 acquisition of La Senza Corporation whose operations are conducted primarily in Canada. To mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate, the Company entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans.

The cross-currency interest rate swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset foreign currency transaction gains and losses recognized on the intercompany loans. The Company’s aggregate fair value of foreign currency swap arrangements was a liability of $50 million as of May 3, 2008, $54 million as of February 2, 2008 and $27 million as of May 5, 2007. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

In January 2008, the Company entered into a participating interest rate swap arrangement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Company’s $750 million Term Loan. The fair value of the participating interest rate swap arrangement was a liability of $3 million and $13 million as of May 3, 2008 and February 2, 2008, respectively. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

On February 3, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements” for financial assets and liabilities. The fair values of the derivative instruments are determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157. For additional information, see Note 15, “Recently Issued Accounting Pronouncements.”

4. Comprehensive Income

The following table provides detail for other comprehensive income for first quarter of 2008 and 2007:

	First Quarter
	2008	2007
	(in millions)
Net Income	$98	$53
Other Comprehensive Income (Loss):
Foreign Currency Translation	(3)	24
Unrealized Gain (Loss) on Foreign Currency Cash Flow Hedge	4	(23)
Unrealized Gain on Interest Rate Cash Flow Hedge	10	2
Reclassification of Cash Flow Hedges to Earnings	(11)	28

Total Comprehensive Income	$98	$84

5. Divestitures

Joint Venture

In April 2008, the Company and its investment partner completed the divestiture of a joint venture, which the Company consolidated under the provisions of FIN 46(R) “Consolidation of Variable Interest Entities,” to a third party. The Company recognized a pretax gain of $128 million and received pretax proceeds of $168 million on the divestiture. The pretax gain is included in Net Gain on Joint Ventures on the Consolidated Statement of Income. Total proceeds included $24 million which is to be held in escrow until August 2009 to cover any post-closing contingencies. The restricted cash is included in Other Assets on the Consolidated Balance Sheet.

Express

On July 6, 2007, the Company completed the divestiture of 75% of its ownership interest in Express to affiliates of Golden Gate Capital for pretax net cash proceeds of $547 million. For additional information, see Note 9, “Equity Investments and Other.” The Company recorded a pretax gain on the divestiture of $302 million.

In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company will provide support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and ranges from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Express of $114 million in the first quarter of 2008. This amount is net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided in accordance with the terms and conditions of their transition services agreements totaled $127 million and $151 million as of May 3, 2008 and February 2, 2008, respectively.

Limited Stores

On August 3, 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores to affiliates of Sun Capital. As part of the agreement, Sun Capital contributed $50 million of equity capital into the business and arranged a $75 million credit facility. For additional information, see Note 9, “Equity Investments and Other.” The Company recorded a pretax loss on the divestiture of $72 million.

In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements where the Company will provide support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and ranges from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Limited Stores of $26 million in the first quarter of 2008. This amount is net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided in accordance with the terms and conditions of their transition services agreements totaled $20 million and $22 million as of May 3, 2008 and February 2, 2008, respectively.

6. Inventories

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

The following table provides details of inventories as of May 3, 2008, February 2, 2008 and May 5, 2007:

	May 3, 2008	February 2, 2008	May 5, 2007
	(in millions)
Finished Goods Merchandise	$1,127	$1,140	$1,595
Raw Materials and Merchandise Components	97	111	221

Total Inventories	$1,224	$1,251	$1,816

7. Property and Equipment, Net

The following table provides details of property and equipment, net as of May 3, 2008, February 2, 2008 and May 5, 2007:

	May 3, 2008	February 2, 2008	May 5, 2007
	(in millions)
Property and Equipment, at Cost	$3,865	$3,811	$4,352
Accumulated Depreciation and Amortization	(1,970)	(1,949)	(2,407)

Property and Equipment, Net	$1,895	$1,862	$1,945

Depreciation expense was $90 million and $102 million for the first quarter of 2008 and 2007, respectively.

8. Goodwill, Trade Names and Other Intangible Assets, Net

The following table provides the rollforward of goodwill for the first quarter of 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 2, 2008	$1,057	$628	$48	$1,733
Divestiture (See Note 5)	—	—	(48)	(48)
Foreign Currency Translation	(9)	—	—	(9)

Balance as of May 3, 2008	$1,048	$628	$—	$1,676

The following table provides the rollforward of goodwill for the first quarter of 2007:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 3, 2007	$999	$628	$49	$1,676
Acquisitions	—	—	25	25
Foreign Currency Translation	23	—	—	23

Balance as of May 5, 2007	$1,022	$628	$74	$1,724

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $606 million as of May 3, 2008, $611 million as of February 2, 2008 and $591 million as of May 5, 2007. These intangible assets are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

The following table provides intangible assets with finite lives as of May 3, 2008, February 2, 2008 and May 5, 2007:

	May 3, 2008	February 2, 2008	May 5, 2007
	(in millions)
Intellectual Property	$41	$41	$41
Trademarks/Brands	19	45	32
Licensing Agreements and Customer Relationships	21	28	27
Favorable Operating Leases	19	22	20

Total	100	136	120
Accumulated Amortization	(64)	(70)	(59)

Intangible Assets, Net (a)	$36	$66	$61

(a)	The decreases in intangible assets with finite lives relate primarily to the divestiture of a joint venture. For additional information, see Note 5, “Divestitures.”

Amortization expense was $2 million and $3 million for the first quarter of 2008 and 2007, respectively. Estimated future annual amortization expense will be approximately $4 million for the remainder of 2008, $5 million in 2009, 2010 and 2011, $3 million in 2012 and $14 million in the aggregate thereafter.

9. Equity Investments and Other

Express

On July 6, 2007, the Company completed the divestiture of 75% of its ownership interest in Express to affiliates of Golden Gate Capital. The Company’s remaining 25% investment in Express is accounted for under the equity method of accounting. Accordingly, the Company recorded 25% of Express’ results for the first quarter of 2008 in Other Income on the Consolidated Statement of Income. The Company’s investment carrying value for Express was $54 million and $99 million as of May 3, 2008 and February 2, 2008, respectively. These amounts are included in Other Assets on the Consolidated Balance Sheets.

In March 2008, Express distributed cash to its owners and the Company received $41 million. The Company’s portion representing a return of capital is $28 million and is included in Return of Capital from Express within the Investing Activities section of the Consolidated Statement of Cash Flows. The remaining $13 million is considered a return on capital and is included in Other Assets and Liabilities within the Operating Activities section of the Consolidated Statement of Cash Flows.

Limited Stores

On August 3, 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores to affiliates of Sun Capital. The Company’s remaining 25% investment in Limited Stores is accounted for under the equity method of accounting. Accordingly, the Company recorded 25% of Limited Stores’ results for the first quarter of 2008 in Other Income on the Consolidated Statement of Income. The Company’s investment carrying value for Limited Stores was $12 million and $13 million as of May 3, 2008 and February 2, 2008, respectively. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $62 million as of both May 3, 2008 and February 2, 2008 and $57 million as of May 5, 2007. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

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

Other

In the first quarter of 2008, the Company recorded a pretax impairment charge of $19 million related to an unconsolidated joint venture accounted for under the equity method of accounting. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is included in Net Gain on Joint Ventures on the Consolidated Statement of Income.

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

The Company’s effective tax rate increased to 44.3% in the first quarter of 2008 from 42.4% in the first quarter 2007. The increase is primarily related to the impact of an impairment of an unconsolidated joint venture for which no deferred tax asset has been recorded and other changes in income tax reserves.

Income taxes paid approximated $160 million and $198 million during the first quarter of 2008 and 2007, respectively. The current income tax liability included net current deferred tax liabilities of $4 million as of May 3, 2008, February 2, 2008 and May 5, 2007.

11. Long-term Debt

The following table provides the Company’s long-term debt balance as of May 3, 2008, February 2, 2008 and May 5, 2007:

	May 3, 2008	February 2, 2008	May 5, 2007
	(in millions)
Term Loan due August 2012. Interest Rate of 3.50% as of May 3, 2008	$750	$750	$500
6.90% $700 million Notes due July 2017, Less Unamortized Discount	698	698	—
5.25% $500 million Notes due November 2014, Less Unamortized Discount	499	499	499
6.95% $350 million Debentures due March 2033, Less Unamortized Discount	350	350	350
7.60% $300 million Notes due July 2037, Less Unamortized Discount	299	299	—
6.125% $300 million Notes due December 2012, Less Unamortized Discount	299	299	299
Credit Facility due January 2010. Interest rate of 3.61% as of May 3, 2008	15	15	23
5.30% Mortgage due August 2010	2	2	2

Total	2,912	2,912	1,673
Current Portion of Long-term Debt	(7)	(7)	(8)

Total Long-term Debt, Net of Current Portion	$2,905	$2,905	$1,665

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

On August 3, 2007, the Company amended its $1 billion unsecured revolving credit facility (the “5-Year Facility”) by extending its term to August 2012 and executed a $500 million, 364-day unsecured revolving credit facility (the “364-Day Facility”). Both facilities support the Company’s commercial paper and letter of credit programs. As of May 3, 2008, there were no borrowings outstanding under either facility. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.125% of the committed amount per year. Fees payable under the 364-Day Facility are also based on the Company’s long-term credit ratings and are currently 0.10% of the committed amount per year.

In the first quarter of 2007, the Company issued commercial paper to meet working capital requirements. Commercial paper outstanding as of May 5, 2007 was $256 million. The average interest rate on the commercial paper for the first quarter of 2007 was 5.40%. No commercial paper was outstanding as of May 3, 2008 or February 2, 2008.

The Facilities and the Term Loan have several interest rate options which are based in part on the Company’s long-term credit ratings. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of May 3, 2008.

In January 2008, the Company entered into a participating interest rate swap arrangement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Term Loan.

12. Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $230 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liabilities being triggered under these guarantees is remote.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million on behalf of a third-party bank to reduce the Company’s contingent liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit reduces by approximately $1 million per month through the March 31, 2011 expiration date consistent with the overall reduction in guaranteed lease payments.

13. Retirement Benefits

The Company sponsors a tax-qualified defined contribution retirement plan and a non-qualified supplemental retirement plan. Participation in the qualified plan is available to associates who meet certain age and service requirements. Participation in the non-qualified plan is made available to associates who meet certain age, service, job level and compensation requirements.

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and based on years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $10 million and $13 million for the first quarter of 2008 and 2007, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and credits additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Associates’ accounts are credited with interest using a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions, credits and the related interest are subject to vesting based on years of service. Associates may elect an in-service distribution for the additional deferred compensation component only. Associates are not permitted to take a withdrawal from any other portion of the plan while actively employed with the Company. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $5 million and $6 million for the first quarter of 2008 and 2007, respectively.

14. Segment Information

Prior to the divestitures of Express and Limited Stores in the second quarter of 2007, the Company had three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories marketed under the Victoria’s Secret, Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores in the United States and direct response channels (e-commerce and catalogue). Through its e-commerce site, www.VictoriasSecret.com, catalogue and other distribution channels, certain Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 44 other countries. La Senza’s merchandise is also sold through its e-commerce site, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names in addition to third-party brands. Bath & Body Works merchandise is sold at retail stores, through its e-commerce site, www.bathandbodyworks.com, and catalogue.

The Apparel segment sold women’s and men’s apparel through Express and Limited Stores. After the closing dates of the divestitures, the segment no longer exists. The Company retains a 25% ownership interest in Express and Limited Stores.

Other consists of the following:

•	Henri Bendel, operator of two specialty stores in New York, New York and Columbus, Ohio which feature fashion, personal care products and accessories for sophisticated women;

•	Mast, an apparel merchandise sourcing and production company serving Victoria’s Secret and third party customers;

•	Beauty Avenues, a personal care sourcing and production company serving Victoria’s Secret and Bath & Body Works; and

•	Corporate functions including non-core real estate, equity investments and other administrative functions such as treasury and tax.

In 2007, the Company reviewed its corporate organization and allocation methodology as a result of changes in its business including the divestitures of Express and Limited Stores. Consistent with these business changes, the Company has transferred certain individuals and functions from corporate to its operating business units. Beginning in 2008, the Company changed its methodology for allocating certain remaining corporate costs to its operating business units, including, but not limited to, costs related to store real estate and store design and construction activities. This change primarily impacted General, Administrative and Store Operating Expenses across the Company’s segments.

The following table provides the Company’s segment information for first quarter of 2008 and 2007:

	Victoria’s Secret	Bath & Body Works	Apparel (a)	Other	Total
	(in millions)
2008
Net Sales	$1,254	$399	NA	$272	$1,925
Operating Income (Loss) (b)	149	(6)	NA	66	209

2007
Net Sales	$1,207	$422	$499	$183	$2,311
Operating Income (Loss) (c)	132	(1)	13	(36)	108

(a)	Results of Express and Limited Stores are included through July 6, 2007 and August 3, 2007, respectively, when the businesses were divested.
(b)	Other includes $109 million net gain from joint ventures.
(c)	Amounts presented are restated to conform with the cost allocation methodology adopted at the beginning of 2008.
NA	Not applicable

The Company’s international sales totaled $152 million and $119 million for first quarter of 2008 and 2007, respectively. The Company’s international sales include direct sales shipped internationally, sales from company-owned La Senza stores and wholesale sales to La Senza’s international franchisees.

15. Recently Issued Accounting Pronouncements

SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have an impact on the Company’s financial statements.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and is effective prospectively beginning in 2009. The Company is currently evaluating the impact to its financial statements.

SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”)

In December 2007, the FASB issued SFAS 141(R), which establishes how the acquiring entity recognizes and measures the assets acquired, liabilities assumed, any gain on bargain purchases and any noncontrolling interest in the acquired entity. SFAS 141(R) requires acquisition-related costs to be expensed in the periods they are incurred, with the exception of the costs to issue debt or equity securities. SFAS 141(R) requires disclosure of information for a business combination that occurs during the accounting period or prior to the issuance of the financial statements for the accounting period. SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2008.

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

SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”)

In February 2007, the FASB issued SFAS 159 permitting entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. The Company did not elect fair value treatment for any assets or liabilities under SFAS 159 as of the beginning of 2008.

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

Accordingly, as of February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities only. As of May 3, 2008, the Company’s financial assets and liabilities subject to SFAS 157 consisted of the cross-currency interest rate swaps and the participating interest rate swap. The fair value of these instruments is determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The Company plans to adopt SFAS 157 at the beginning of 2009 for items within the scope of FSP FAS 157-2 and is currently evaluating the impact to the financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of May 3, 2008 and May 5, 2007, and the related consolidated statements of income and cash flows for the thirteen week periods ended May 3, 2008 and May 5, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of February 2, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 28, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for inventories in fiscal 2005, share-based compensation in fiscal 2006, and income taxes in fiscal 2007. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio

June 6, 2008

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

•	general economic conditions, consumer confidence and consumer spending patterns;

•	the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms;

•	the seasonality of our business;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to expand into international markets;

•	independent licensees;

•	our direct channel business including our new distribution center;

•	our failure to protect our reputation and our brand images;

•	our failure to protect our trade names and trademarks;

•	market disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities or the prospect of these events;

•	stock price volatility;

•	our failure to maintain our credit rating;

•	our ability to service our debt;

•	the highly competitive nature of the retail industry generally and the segments in which we operate particularly;

•

consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified employees and manage labor costs;

•	our reliance on foreign sources of production, including risks related to:

•	political instability,

•	duties, taxes, other charges on imports,

•	legal and regulatory matters,

•	currency and exchange rates,

•	local business practices and political issues,

•	potential delays or disruptions in shipping and related pricing impacts and

•	the disruption of imports by labor disputes;

•	the possible inability of our manufacturers to deliver products in a timely manner or meet quality standards;

•	rising energy costs;

•	increases in the costs of mailing, paper and printing;

•	our ability to implement and sustain information technology systems; and

•	our failure to comply with regulatory requirements.

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

The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with our financial statements and the related notes included in Item 1. Financial Statements.

Executive Overview

Our first quarter diluted earnings per share increased to $0.28 from $0.13 in the prior period. The increase in earnings per share was driven by a $0.24 per share gain on the divestiture of a joint venture, offset partially by a $0.06 per share impairment charge associated with another joint venture.

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2008 in comparison to 2007:

			Operating Income Rate
	2008	2007(a)	2008	2007
	(in millions)
Victoria’s Secret	$149	$132	11.9%	11.0%
Bath & Body Works	(6)	(1)	(1.4%)	(0.2%)
Apparel (b)	—	13	NM	2.6%
Other (c) (d)	66	(36)	24.2%	(19.6%)

Total Operating Income	$209	$108	10.9%	4.7%

(a)	Amounts presented are restated to conform with the cost allocation methodology adopted at the beginning of 2008. For additional information, see Note 14 to the Consolidated Financial Statements included in Item 1. Financial Statements.
(b)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(c)	Includes Corporate, Mast, Beauty Avenues and Henri Bendel.
(d)	In 2008, includes $109 million net gain on joint ventures.
NM	Not meaningful

For the first quarter of 2008, operating income increased 93% to $209 million and the operating income rate increased to 10.9% from 4.7%. The changes in operating income in the first quarter of 2008 were primarily driven by the following:

Victoria’s Secret

For the first quarter of 2008, Victoria’s Secret’s operating income increased 13% to $149 million primarily driven by:

•

At Victoria’s Secret Stores, a reduction in marketing expenses which more than offset a decline in gross profit. The decline in gross profit was driven by an increase in buying and occupancy expenses associated with real estate expansion activities which more than offset an increase in merchandise margin;

•

At Victoria’s Secret Direct, a reduction in marketing expenses which more than offset a decline in gross profit. The decline in gross profit was driven by an increase in buying and occupancy expenses associated with the new distribution center which more than offset an increase in merchandise margin associated with the 11% increase in net sales;

•	At La Senza, increases in net sales and merchandise margin.

The operating income rate increased to 11.9% from 11.0% as a result of the factors cited above.

Bath & Body Works

For the first quarter of 2008, Bath & Body Works’ operating loss increased $5 million to $6 million primarily driven by a decline in net sales due to softness in traffic, a challenging economic environment and insufficient innovation in the product assortment. In addition, the operating loss was negatively impacted by an increase in buying and occupancy expenses associated with store real estate activity. The increase in operating loss was offset partially by an increase in merchandise margin primarily related to improved inventory management.

The operating loss rate increased to 1.4% from 0.2% as a result of the factors cited above.

Other

For the first quarter of 2008, operating income (loss) changed from a loss of $36 million in the first quarter of 2007 to income of $66 million primarily driven by a pretax gain of $128 million related to the divestiture of a joint venture partially offset by a pretax charge of $19 million related to the impairment of another joint venture.

Store Data

The following tables compare first quarter of 2008 store data to the comparable periods for first quarter of 2007:

Sales Per Average Selling Square Foot	2008	2007	% Change
Victoria’s Secret Stores	$135	$150	(10%)
La Senza (a)	99	84	18%
Bath & Body Works	100	114	(12%)
Apparel (b)	NA	85	NM

Sales per Average Store (in thousands)
Victoria’s Secret Stores	$743	$769	(3%)
La Senza (a)	290	256	13%
Bath & Body Works	238	266	(10%)
Apparel (b)	NA	554	NM

Average Store Size (selling square feet)
Victoria’s Secret Stores	5,504	5,129	7%
La Senza	2,934	2,789	5%
Bath & Body Works	2,373	2,336	2%
Apparel (b)	NA	6,541	NM

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores	5,658	5,144	10%
La Senza	933	831	12%
Bath & Body Works	3,858	3,597	7%
Apparel (b)	NA	5,782	NM

(a)	Excluding the impact of currency fluctuations, sales per average selling square foot increased 2% and sales per average store decreased 1%.
(b)	We no longer have a reportable Apparel segment due to the 75% divestitures of our ownership interests in Express and Limited Stores in July 2007 and August 2007, respectively.
NA	Not applicable
NM	Not meaningful

	Victoria’s Secret Stores		La Senza (b)		Bath & Body Works		Apparel
Number of Stores (a)	2008	2007	2008	2007	2008	2007	2008	2007
Beginning of Period	1,020	1,003	312	291	1,592	1,546	—	918
Opened	14	5	6	10	41	3	—	—
Closed	(6)	(5)	—	(3)	(7)	(9)	—	(34)

End of Period	1,028	1,003	318	298	1,626	1,540	—	884

(a)	Excludes Henri Bendel store locations (2 in 2008 and 2007) and Diva London store locations (0 in 2008 and 6 in 2007).
(b)	Number of stores excludes independently owned La Senza stores.

Results of Operations - First Quarter of 2008 Compared to First Quarter of 2007

Net Sales

The following table provides net sales for the first quarter of 2008 in comparison to the first quarter of 2007:

	2008	2007	% Change
First Quarter	(in millions)
Victoria’s Secret Stores	$761	$771	(1%)
Victoria’s Secret Direct	381	344	11%
La Senza	112	92	22%

Total Victoria’s Secret	1,254	1,207	4%
Bath & Body Works	399	422	(5%)
Express (a)	NA	388	NM
Limited Stores (a)	NA	111	NM

Total Apparel (a)	NA	499	NM
Other (b)	272	183	49%

Total Net Sales	$1,925	$2,311	(17%)

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(b)	Other includes Corporate, Mast, Beauty Avenues and Henri Bendel.
NA	Not applicable
NM	Not meaningful

The following table provides a reconciliation of net sales for the first quarter of 2008 to the first quarter of 2007:

	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
First Quarter	(in millions)
2007 Net Sales	$1,207	$422	$499	$183	$2,311
Comparable Store Sales	(46)	(39)	—	—	(85)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	56	11	(499)	—	(432)
Direct Channels	37	5	—	—	42
Mast Third-party Sales and Other	—	—	—	89	89

2008 Net Sales	$1,254	$399	$—	$272	$1,925

The following table compares first quarter of 2008 comparable store sales to first quarter of 2007:

First Quarter	2008	2007
Victoria Secret Stores	(7%)	2%
La Senza	0%	NA

Total Victoria’s Secret	(6%)	2%
Bath & Body Works	(11%)	5%
Express (a)	NA	5%
Limited Stores (a)	NA	4%

Total Apparel (a)	NA	5%
Henri Bendel	6%	2%

Total Comparable Store Sales	(8%)	4%

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
NA	Not applicable

For the first quarter of 2008, our net sales decreased 17% to $1.925 billion and comparable store sales decreased 8%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For the first quarter of 2008, net sales increased 4% to $1.254 billion and comparable store sales decreased 6%. The increase in net sales was primarily driven by:

•	At Victoria’s Secret Direct, net sales increased across most categories;

•	At La Senza, net sales increased due to favorable currency fluctuations, new store growth and incremental sales of Victoria’s Secret Beauty product;

Offset partially by:

•

At Victoria’s Secret Stores, net sales decreased across most categories, including core lingerie and beauty, resulting from a challenging economic environment, less promotional activity and insufficient innovation in the product assortment in beauty. The declines were partially offset by growth related to new and expanded stores, successful bra launches in BioFit and Dream Angels and an increase in Pink.

The decrease in comparable store sales was primarily driven by the decreases in most categories at Victoria’s Secret Stores as discussed above.

Bath & Body Works

For the first quarter of 2008, net sales decreased 5% to $399 million and comparable store sales decreased 11%. The decrease in net sales and comparable store sales was primarily driven by softness in traffic, a challenging economic environment and insufficient innovation in the product assortment.

Apparel and Other

For the first quarter of 2008, Apparel net sales decreased $499 million as a result of the divestitures of Express and Limited Stores in the second quarter of 2007. In addition, Other net sales increased 49% to $272 million primarily driven by an increase in third-party customer sales at Mast due to the divestitures of Express and Limited Stores during the second quarter of 2007. Subsequent to the divestitures, 75% of Mast sales to Express and Limited Stores are included in third-party customer sales while the remaining 25% are eliminated in consolidation consistent with our ownership interest.

Gross Profit

For the first quarter of 2008, our gross profit decreased 19% to $641 million and our gross profit rate (expressed as a percentage of net sales) decreased to 33.3% from 34.4% primarily driven by the following:

Victoria’s Secret

For the first quarter of 2008, gross profit increased primarily driven by:

•	At La Senza, gross profit increased significantly driven by increased net sales and merchandise margin;

Offset partially by:

•

At Victoria’s Secret Stores, gross profit decreased driven by increased buying and occupancy expenses associated with real estate expansion activities which more than offset an increase in merchandise margin. Despite a decrease in net sales, merchandise margin increased due to less promotional activity and improved inventory management;

•

At Victoria’s Secret Direct, gross profit decreased driven by increased buying and occupancy expenses associated with the new distribution center which more than offset an increase in merchandise margin associated with the 11% increase in net sales.

The decrease in the gross profit rate was driven primarily by an increase in the buying and occupancy expense rate partially offset by an increase in the merchandise margin rate due to the factors cited above.

Bath & Body Works

For the first quarter of 2008, gross profit decreased primarily driven by a decrease in net sales and an increase in buying and occupancy expenses associated with store real estate activity.

The increase in gross profit rate was driven primarily by the increase in merchandise margin rate related to improved inventory management.

Apparel

For the first quarter of 2008, gross profit decreased $147 million as a result of the divestitures of Express and Limited Stores in the second quarter of 2007.

General, Administrative and Store Operating Expenses

For the first quarter of 2008, our general, administrative and store operating expenses decreased 21% to $541 million primarily driven by the Apparel divestitures and a decrease in marketing expense for Victoria’s Secret. The general, administrative and store operating expense rate decreased to 28.1% from 29.7% primarily driven by the net impact of the Apparel divestitures, including the recognition of Mast net sales to Express and Limited Stores. The rate also benefited from a reduction in marketing and home office expenses.

Net Gain on Joint Ventures

In April 2008, we and our investment partner completed the divestiture of a joint venture to a third party. We recognized a pretax gain of $128 million on the divestiture. The pretax gain is included in Net Gain on Joint Ventures on the Consolidated Statement of Income. In addition, we recorded a $19 million impairment charge related to another joint venture. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is included in Net Gain on Joint Ventures on the Consolidated Statement of Income.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2008 and 2007:

First Quarter	2008	2007
Average daily borrowings (in millions)	$2,915	$1,734
Average borrowing rate (in percentages)	5.92%	5.90%

For the first quarter of 2008, our interest expense increased $20 million to $45 million. The increase was primarily driven by an increase in average borrowings resulting from the issuance of $1 billion of notes and borrowing an additional $250 million under our amended term loan during the second quarter of 2007.

Interest Income

For the first quarter of 2008, our interest income increased $3 million to $6 million. The increase was primarily driven by an increase in average invested cash balances partially offset by a decrease in average effective interest rates.

Other Income

For the first quarter of 2008, our other income was $5 million related primarily to income from our equity investment in Express. We divested 75% of Express in July 2007 and retained the remaining 25% as an equity method investment.

Provision for Income Taxes

For the first quarter of 2008, our effective tax rate increased to 44.3% from 42.4%. The increase is primarily related to the impact of an impairment of an unconsolidated joint venture for which no deferred tax asset has been recorded and other changes in income tax reserves.

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

In addition, we have funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 1. Financial Statements.

We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, working capital requirements, scheduled debt payments, interest payments, income tax obligations, dividends to our shareholders, any contemplated strategic acquisitions and share repurchases.

The following table provides a summary of our working capital position and capitalization as of May 3, 2008, February 2, 2008 and May 5, 2007:

	May 3, 2008	February 2, 2008	May 5, 2007
	(in millions)
Working Capital	$1,504	$1,545	$1,103
Capitalization:
Long-term Debt	2,905	2,905	1,665
Shareholders’ Equity	2,149	2,219	3,011

Total Capitalization	5,054	5,124	4,676
Additional Amounts Available Under Credit Agreements	1,500	1,500	1,144

Credit Ratings

The following table provides our credit ratings on unsecured debt as of May 3, 2008:

	Moody’s	S&P
Senior Unsecured Debt	Baa3	BBB-

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

Cash Flow

The following table provides a summary of our cash flow activity for the first quarter of 2008 and 2007:

	First Quarter
	2008	2007
	(in millions)
Cash and Cash Equivalents, Beginning of Quarter	$1,018	$500
Net Cash Flows Used For Operating Activities	(112)	(336)
Net Cash Flows Provided by (Used For) Investing Activities	32	(202)
Net Cash Flows (Used For) Provided by Financing Activities	(178)	232
Effect of Exchange Rate Changes on Cash	(1)	—

Net Decrease in Cash and Cash Equivalents	(259)	(306)

Cash and Cash Equivalents, End of Quarter	$759	$194

Operating Activities

Net cash used for operating activities in 2008 was $112 million including net income of $98 million. Net income included depreciation and amortization and the $109 million net gain on divestiture of a joint venture. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were decreases in Accounts Payable, Accrued Expenses and Other and Income Taxes Payable.

Net cash used for operating activities in 2007 was $336 million including net income of $53 million. Net income included noncash expense items primarily for depreciation and amortization. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were decreases in Accounts Payable, Accrued Expenses and Other and Income Taxes Payable.

Investing Activities

Net cash provided by investing activities in 2008 was $32 million consisting primarily of $144 million from the divestiture of a joint venture and $28 million from a return of capital from Express offset by $139 million of capital expenditures. The capital expenditures included $100 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Net cash used for investing activities in 2007 was $202 million consisting primarily of $181 million of capital expenditures. The capital expenditures included $92 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Financing Activities

Net cash used for financing activities in 2008 was $178 million consisting primarily of cash payments of $128 million related to the repurchase of shares of common stock during the first quarter of 2008 under our November 2007 share repurchase program and quarterly dividend payments of $0.15 per share, or $52 million.

Net cash provided by financing activities in 2007 was $232 million consisting primarily of (a) proceeds from the issuance of commercial paper of $256 million, (b) proceeds from the exercise of stock options of $26 million and (c) excess tax benefits from share-based compensation of $12 million. These proceeds of cash were partially offset by quarterly dividend payments of $0.15 per share, or $60 million.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $230 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands Inc. (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses, and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We believe the likelihood of material liability being triggered under these guarantees is remote.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million on behalf of a third-party bank to reduce the Company’s liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit reduces by approximately $1 million per month through the March 31, 2011 expiration date consistent with the overall reduction in guaranteed lease payments.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs. There have been no other material changes in our contractual obligations since February 2, 2008, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”)

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 162, which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”). SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have an impact on our financial statements.

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and is effective prospectively beginning in 2009. We are currently evaluating the impact to our financial statements.

SFAS 141 (revised 2007) “Business Combinations” (“SFAS 141(R)”)

In December 2007, the FASB issued SFAS 141(R), which establishes how the acquiring entity recognizes and measures the assets acquired, liabilities assumed, any gain on bargain purchases and any noncontrolling interest in the acquired entity. SFAS 141(R) requires acquisition-related costs to be expensed in the periods they are incurred, with the exception of the costs to issue debt or equity securities. SFAS 141(R) requires disclosure of information for a business combination that occurs during the accounting period or prior to the issuance of the financial statements for the accounting period. SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2008.

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

Accordingly, as of February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities only. As of May 3, 2008, the Company’s financial assets and liabilities subject to SFAS 157 consisted of the cross-currency interest rate swaps and the participating interest rate swap. The fair value of these instruments is determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our results of operations, financial condition or liquidity. We plan to adopt SFAS 157 at the beginning of 2009 for items within the scope of FSP FAS 157-2 and are currently evaluating the impact to the financial statements.

IMPACT OF INFLATION

Our results of operations and financial condition are presented primarily based on a historical cost basis. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on the results of operations and financial condition have been minor.

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

There have been no material changes to the critical accounting policies and estimates disclosed in our 2007 Annual Report on Form 10-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates.

There were no material changes in our exposure to market risk since February 2, 2008 as disclosed in our 2007 Annual Report on Form 10-K.

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

Changes in internal control over financial reporting. In April 2008, Mast implemented new supply chain management and finance systems and related processes in the third phase of an enterprise wide systems implementation. Various controls were modified due to the new systems. Additionally, subsequent to implementation, we established additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe that the system and process changes will enhance internal control over financial reporting in future periods. There were no other changes in our internal control over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2007 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2007 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2008	3,824	$17.58	3,816	$82,764
March 2008	1,903	16.01	1,660	56,468
April 2008	1,663	18.16	1,601	27,410

Total	7,390	17.31	7,077	27,410

(a)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, (ii) the use of our stock to pay the exercise price on employee stock options, and (iii) the Company’s small shareholder repurchase program.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 2 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 19, 2008. The matters voted upon and the results of the voting were as follows:

Donna A. James, Jeffrey H. Miro, Jeffrey B. Swartz and Raymond Zimmerman were elected to the Board of Directors for a term of three years. Of the 308,491,697 shares present in person or represented by proxy at the meeting, the number of shares voted for and the number of shares as to which authority to vote in the election was withheld were as follows, with respect to each of the nominees:

Name	Shares Voted for Election	Shares as to Which Voting Authority Withheld
Donna A. James	247,936,783	60,554,914
Jeffrey H. Miro	247,352,224	61,139,473
Jeffrey B. Swartz	252,110,162	56,381,535
Raymond Zimmerman	252,455,987	56,035,710

In addition, directors whose term of office continued after the Annual Meeting were: Dennis S. Hersch, James L. Heskett, David T. Kollat, William R. Loomis, Jr., Allan R. Tessler, Abigail S. Wexner and Leslie H. Wexner.

The appointment of Ernst & Young LLP as the Company’s independent public accountants was ratified by a vote of 305,098,286 shares for the appointment and 336,252 shares against the appointment with 3,057,159 shares abstaining.

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

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer
Executive Vice President and Chief Financial Officer*

Date: June 6, 2008

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.