Form 10-Q
period 2008-08-02
LIMITED BRANDS INC
filed 2008-09-05
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 29, 2008
339,741,920 Shares

LIMITED BRANDS, INC.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	Second Quarter		Year-to-Date
	2008	2007	2008	2007
Net Sales	$2,284	$2,624	$4,209	$4,935
Costs of Goods Sold, Buying and Occupancy	(1,523)	(1,813)	(2,807)	(3,330)

Gross Profit	761	811	1,402	1,605
General, Administrative and Store Operating Expenses	(575)	(722)	(1,116)	(1,408)
Gain on Divestiture of Express	—	302	—	302
Loss on Divestiture of Limited Stores	—	(72)	—	(72)
Net Gain on Joint Ventures	—	—	109	—

Operating Income	186	319	395	427
Interest Expense	(47)	(31)	(92)	(56)
Interest Income	5	3	11	6
Other Income	17	116	22	116
Minority Interest	3	16	4	22

Income Before Income Taxes	164	423	340	515
Provision for Income Taxes	62	159	140	198

Net Income	$102	$264	$200	$317

Net Income Per Basic Share	$0.30	$0.68	$0.59	$0.80

Net Income Per Diluted Share	$0.30	$0.67	$0.58	$0.79

Dividends Per Share	$0.15	$0.15	$0.30	$0.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	August 2, 2008	February 2, 2008	August 4, 2007
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$978	$1,018	$1,193
Accounts Receivable, Net	331	355	275
Inventories	1,220	1,251	1,468
Other	292	295	286

Total Current Assets	2,821	2,919	3,222
Property and Equipment, Net	1,933	1,862	1,730
Goodwill	1,673	1,733	1,714
Trade Names and Other Intangible Assets, Net	644	677	672
Other Assets	165	246	234

Total Assets	$7,236	$7,437	$7,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$536	$517	$611
Accrued Expenses and Other	628	721	697
Income Taxes	81	136	151

Total Current Liabilities	1,245	1,374	1,459
Deferred Income Taxes	175	175	103
Long-term Debt	2,901	2,905	2,908
Other Long-term Liabilities	716	709	629
Minority Interest	—	55	62

Shareholders’ Equity:
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 524 shares issued; 339, 346 and 370 shares outstanding, respectively	262	262	262
Paid-in Capital	1,537	1,550	1,549
Accumulated Other Comprehensive Income	34	31	16
Retained Earnings	4,855	4,758	4,465
Less: Treasury Stock, at Average Cost; 185, 178 and 154 shares, respectively	(4,489)	(4,382)	(3,881)

Total Shareholders’ Equity	2,199	2,219	2,411

Total Liabilities and Shareholders’ Equity	$7,236	$7,437	$7,572

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date
	2008	2007
Operating Activities:
Net Income	$200	$317
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for)
Operating Activities:
Depreciation and Amortization	168	183
Deferred Income Taxes	5	(155)
Excess Tax Benefits from Share-based Compensation	(2)	(26)
Share-based Compensation Expense	16	26
Minority Interest	(4)	(22)
Net Gain on Joint Ventures	(109)	—
Gain on Distribution from Express	(13)	—
Gain on Divestiture of Express	—	(302)
Loss on Divestiture of Limited Stores	—	72
Gain on Distribution from Easton Town Center, LLC	—	(100)
Goodwill Impairment	—	13
Changes in Assets and Liabilities:
Accounts Receivable	13	(109)
Inventories	23	114
Accounts Payable, Accrued Expenses and Other	(62)	(160)
Income Taxes Payable	(53)	(14)
Other Assets and Liabilities	65	127

Net Cash Provided by (Used for) Operating Activities	247	(36)

Investing Activities:
Capital Expenditures	(272)	(400)
Net Proceeds from the Divestiture of Joint Venture	144	—
Return of Capital from Express	95	—
Proceeds from Divestiture of Express, Net	—	548
Proceeds from Distribution from Easton Town Center, LLC	—	102
Other Investing Activities	(3)	72

Net Cash (Used for) Provided by Investing Activities	(36)	322

Financing Activities:
Proceeds from Debt Offering	—	997
Proceeds from Term Loan Refinancing	—	250
Payments of Long-term Debt	(4)	(4)
Repurchase of Common Stock	(161)	(805)
Dividends Paid	(103)	(120)
Excess Tax Benefits from Share-based Compensation	2	26
Proceeds From Exercise of Stock Options and Other	17	63

Net Cash (Used for) Provided by Financing Activities	(249)	407

Effects of Exchange Rate Changes on Cash	(2)	—

Net (Decrease) Increase in Cash and Cash Equivalents	(40)	693
Cash and Cash Equivalents, Beginning of Period	1,018	500

Cash and Cash Equivalents, End of Period	$978	$1,193

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

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2008” and “second quarter of 2007” refer to the thirteen week periods ending August 2, 2008 and August 4, 2007, respectively. “Year-to-date 2008” and “year-to-date 2007” refer to the twenty-six week periods ending August 2, 2008 and August 4, 2007, respectively.

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

The Consolidated Financial Statements as of and for the quarter and year-to-date periods ended August 2, 2008 and August 4, 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.

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

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date 2008 and 2007:

	Second Quarter		Year-to-Date
	2008	2007	2008	2007
	(in millions)
Common Shares Issued	524	524	524	524
Treasury Shares	(185)	(134)	(184)	(129)

Basic Shares	339	390	340	395
Effect of Dilutive Options and Restricted Stock	2	6	3	6

Diluted Shares	341	396	343	401

Anti-dilutive Options (a)	14	6	14	6

(a)	These options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than or equal to the average market price of the common shares and, therefore, their inclusion would have been anti-dilutive.

In November 2007, the Company’s Board of Directors authorized the repurchase of $250 million of the Company’s common stock. In May 2008, the Company completed this program by repurchasing 1.5 million shares of common stock for $27 million at an average price per share of approximately $18.71.

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

The cross-currency interest rate swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset foreign currency transaction gains and losses recognized on the intercompany loans. The Company’s aggregate fair value of foreign currency swap arrangements was a liability of $48 million as of August 2, 2008, $54 million as of February 2, 2008 and $42 million as of August 4, 2007. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

In March and June 2007, the Company entered into interest rate lock agreements designated as cash flow hedges to mitigate exposure to interest rate fluctuations on the anticipated future issuance of debt. In conjunction with the Company’s issuance of notes during July 2007, the interest rate locks were settled. Based on changes between the anticipated and actual amount and timing of the debt issuance, the Company concluded during the second quarter of 2007 that the interest rate locks no longer qualified as cash flow hedges. As a result, $17 million of realized pre-tax gains from the settlement of the interest rate locks was recognized in earnings in the second quarter of 2007. The gain on the interest rate lock agreements is included in Other Income on the 2007 Consolidated Statements of Income.

In January 2008, the Company entered into a participating interest rate swap arrangement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Company’s $750 million Term Loan. The fair value of the participating interest rate swap arrangement was an asset of $2 million as of August 2, 2008 and a liability of $13 million as of February 2, 2008. The asset and the liability are included in Other Assets and Other Long-term Liabilities, respectively, on the Consolidated Balance Sheets.

On February 3, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements” for financial assets and liabilities. The fair values of the derivative instruments are determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157. For additional information, see Note 16, “Recently Issued Accounting Pronouncements.”

4. Comprehensive Income

The following table provides detail for other comprehensive income for second quarter and year-to-date 2008 and 2007:

	Second Quarter		Year-to-Date
	2008	2007	2008	2007
	(in millions)
Net Income	$102	$264	$200	$317
Other Comprehensive Income (Loss):
Foreign Currency Translation	(1)	(1)	(4)	23
Unrealized Gain (Loss) on Cross Currency Interest Rate Cash Flow Hedge	3	(16)	7	(39)
Unrealized Gain (Loss) on Interest Rate Cash Flow Hedge	5	(2)	15	—
Reclassification of Cash Flow Hedges to Earnings	(4)	20	(15)	48
Other	—	1	—	1

Total Comprehensive Income	$105	$266	$203	$350

5. Divestitures and Other

Joint Venture

In April 2008, the Company and its investment partner completed the divestiture of a joint venture, which the Company consolidated under the provisions of FIN 46(R) “Consolidation of Variable Interest Entities,” to a third party. The Company recognized a pre-tax gain of $128 million and received pre-tax proceeds of $168 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income. Total proceeds included $24 million which is to be held in escrow until August 2009 to cover any post-closing contingencies. The cash in escrow is included in Other Assets on the 2008 Consolidated Balance Sheet.

Express

On July 6, 2007, the Company completed the divestiture of 75% of its ownership interest in Express to affiliates of Golden Gate Capital for pre-tax net cash proceeds of $548 million. For additional information, see Note 10, “Equity Investments and Other.” The Company recorded a pre-tax gain on the divestiture of $302 million.

In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company provides support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements vary and ranged from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Express of $101 million and $51 million in the second quarter of 2008 and 2007, respectively. The Company recognized merchandise sourcing revenue from Express of $214 million and $51 million for year-to-date 2008 and 2007, respectively. This amount is net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided in accordance with the terms and conditions of their transition services agreements totaled $134 million, $151 million and $104 million as of August 2, 2008, February 2, 2008 and August 4, 2007, respectively.

Limited Stores

On August 3, 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores to affiliates of Sun Capital. As part of the agreement, Sun Capital contributed $50 million of equity capital into the business and arranged a $75 million credit facility. For additional information, see Note 10, “Equity Investments and Other.” The Company recorded a pre-tax loss on the divestiture of $72 million.

In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements where the Company provides support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements vary and ranged from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Limited Stores of $23 million in the second quarter of 2008 and $49 million for year-to-date 2008. This amount is net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided in accordance with the terms and conditions of their transition services agreements totaled $18 million, $22 million and $7 million as of August 2, 2008, February 2, 2008 and August 4, 2007, respectively.

Other

In the second quarter of 2007, the Company recognized an impairment charge of $13 million ($6 million net of minority interest) related to the disposition of a personal care products business and $2 million of costs consisting primarily of property and equipment write-offs associated with the closure of the six Diva London concept stores.

6. Restructuring Activities

During the second quarter of 2007, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the apparel divestitures. This program resulted in the elimination of approximately 500 positions (or 10%) of the Company’s corporate and home office headcount through position eliminations and transfers to Express and Limited Stores. The Company recognized a pre-tax charge consisting primarily of severance and related costs of $38 million. These costs were included in General, Administrative and Store Operating Expenses on the 2007 Consolidated Statements of Income.

7. Inventories

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

The following table provides details of inventories as of August 2, 2008, February 2, 2008 and August 4, 2007:

	August 2, 2008	February 2, 2008	August 4, 2007
	(in millions)
Finished Goods Merchandise	$1,093	$1,140	$1,236
Raw Materials and Merchandise Components	127	111	232

Total Inventories	$1,220	$1,251	$1,468

During the second quarter of 2007, the Company recognized a pre-tax charge of $19 million related to excess raw material and component inventory at Bath & Body Works. This cost was included in Cost of Goods Sold, Buying and Occupancy on the 2007 Consolidated Statements of Income.

8. Property and Equipment, Net

The following table provides details of property and equipment, net as of August 2, 2008, February 2, 2008 and August 4, 2007:

	August 2, 2008	February 2, 2008	August 4, 2007
	(in millions)
Property and Equipment, at Cost	$3,942	$3,811	$3,596
Accumulated Depreciation and Amortization	(2,009)	(1,949)	(1,866)

Property and Equipment, Net	$1,933	$1,862	$1,730

Depreciation expense was $90 million and $93 million for the second quarter of 2008 and 2007, respectively. Depreciation expense was $180 million and $195 million for year-to-date 2008 and 2007, respectively.

9. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for year-to-date 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 2, 2008	$1,057	$628	$48	$1,733
Divestiture (See Note 5)	—	—	(48)	(48)
Foreign Currency Translation	(12)	—	—	(12)

Balance as of August 2, 2008	$1,045	$628	$—	$1,673

The following table provides the rollforward of goodwill for year-to-date 2007:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 3, 2007	$999	$628	$49	$1,676
Acquisitions	—	—	25	25
Reclassification to Trade Name	—	—	(12)	(12)
Impairment	—	—	(13)	(13)
Foreign Currency Translation	38	—	—	38

Balance as of August 4, 2007	$1,037	$628	$49	$1,714

In February 2007, the Company acquired a personal care products business along with an investment partner. Net assets of the acquired business consisted primarily of goodwill, which is included above based on the preliminary purchase price allocation. During the second quarter of 2007, the Company and its investment partner made a decision to close the operations of the acquired business. Based on this decision, the Company completed a valuation of the acquired business trade name, which the Company intends to continue to use. Based on the Company’s evaluation, $12 million of the $25 million purchase price was allocated to the trade name. The remaining $13 million was recognized as an impairment charge in operating income in the second quarter of 2007. The Company recognized the investment partner’s portion of the impairment charge of $6 million in Minority Interest on the 2007 Consolidated Statements of Income.

Intangible Assets—Indefinite Lives

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $604 million as of August 2, 2008, $611 million as of February 2, 2008 and $600 million as of August 4, 2007. These intangible assets are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets—Finite Lives

The following table provides intangible assets with finite lives as of August 2, 2008, February 2, 2008 and August 4, 2007:

	August 2, 2008	February 2, 2008	August 4, 2007
	(in millions)
Intellectual Property	$41	$41	$41
Trademarks/Brands	21	45	45
Licensing Agreements and Customer Relationships	24	28	27
Favorable Operating Leases	19	22	21

Total	105	136	134
Accumulated Amortization	(65)	(70)	(62)

Intangible Assets, Net (a)	$40	$66	$72

(a)	The decreases in intangible assets with finite lives relate primarily to the divestiture of a joint venture. For additional information, see Note 5, “Divestitures and Other.”

Amortization expense was $2 million and $3 million for the second quarter of 2008 and 2007, respectively. Amortization expense was $4 million and $6 million for year-to-date 2008 and 2007, respectively. Estimated future annual amortization expense will be approximately $3 million for the remainder of 2008, $6 million in 2009, $7 million in 2010 and 2011, $4 million in 2012 and $13 million in the aggregate thereafter.

10. Equity Investments and Other

Express

On July 6, 2007, the Company completed the divestiture of 75% of its ownership interest in Express to affiliates of Golden Gate Capital. The Company’s remaining 25% investment in Express is accounted for under the equity method of accounting. Accordingly, the Company records 25% of Express’ results in Other Income on the Consolidated Statements of Income.

In March 2008, Express distributed cash to its owners and the Company received $41 million. The Company’s portion representing a return of capital is $28 million and is included in Return of Capital from Express within the Investing Activities section of the 2008 Consolidated Statement of Cash Flows. The remaining $13 million is considered a return on capital and is included in Other Assets and Liabilities within the Operating Activities section of the 2008 Consolidated Statement of Cash Flows.

In July 2008, Express distributed additional cash to its owners and the Company received $71 million. The Company’s portion representing a return of capital is $67 million with the remaining $4 million representing a return on capital. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $13 million was recorded. The gain is included in Other Income on the 2008 Consolidated Statements of Income. Subsequent to the cash distribution, the Company recognized its proportional share of Express’ net loss resulting in a $(2) million investment carrying value as of August 2, 2008. The Company’s investment carrying value for Express was $99 million as of February 2, 2008 and $79 million as of August 4, 2007. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Limited Stores

On August 3, 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores to affiliates of Sun Capital. The Company’s remaining 25% investment in Limited Stores is accounted for under the equity method of accounting. Accordingly, the Company records 25% of Limited Stores’ results in Other Income on the Consolidated Statements of Income. The Company’s investment carrying value for Limited Stores was $14 million as of August 2, 2008, $13 million as of February 2, 2008 and $17 million as of August 4, 2007. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $63 million as of August 2, 2008, $62 million as of February 2, 2008 and $56 million as of August 4, 2007. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

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

In July 2007, ETC refinanced its $290 million secured bank loan replacing it with a $405 million secured bank loan. The loan is payable in full on August 9, 2017 and is non-recourse to the Company.

In conjunction with the loan refinancing, ETC repaid the existing loan, reserved cash for capital expenditures and operations, and authorized the distribution of $150 million to ETC members. As an ETC member, the Company received approximately $102 million of proceeds, resulting in a $100 million gain after reducing the Company’s ETC carrying value from $2 million to zero. The gain is included in Other Income on the 2007 Consolidated Statements of Income.

Other

In April 2008, the Company recorded a pre-tax impairment charge of $19 million related to an unconsolidated joint venture accounted for under the equity method of accounting. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income.

11. Income Taxes

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

The Company’s effective tax rate increased to 38.0% in the second quarter of 2008 from 37.6% in the second quarter 2007. The second quarter 2007 effective tax rate reflects the impact of a $39 million after-tax benefit associated with the reversal of state net operating loss carryforward valuation allowances in conjunction with the divestiture of the apparel brands, offset by the impact of the Limited Stores divestiture, for which no income tax benefit was recognized due to uncertainty about the ultimate timing of the recognition of the Limited Stores loss for tax purposes.

The Company’s effective tax rate increased to 41.2% for year-to-date 2008 from 38.4% for year-to-date 2007. The increase is primarily related to the impact of an impairment of an unconsolidated joint venture in the first quarter of 2008 for which no deferred tax asset has been recorded and other changes in income tax reserves.

Income taxes paid approximated $14 million and $56 million for the second quarter of 2008 and 2007, respectively. Income taxes paid approximated $174 million and $254 million for year-to-date 2008 and 2007, respectively. The current income tax liability included net current deferred tax liabilities of $2 million as of August 2, 2008, $4 million as of February 2, 2008 and $5 million as of August 4, 2007. Additionally, current deferred tax assets of $68 million as of August 2, 2008, $75 million as of February 2, 2008 and $41 million as of August 4, 2007 are included in Other Current Assets on the Consolidated Balance Sheets.

12. Long-term Debt

The following table provides the Company’s long-term debt balance as of August 2, 2008, February 2, 2008 and August 4, 2007:

	August 2, 2008	February 2, 2008	August 4, 2007
	(in millions)
Term Loan due August 2012. Interest Rate of 3.43% as of August 2, 2008	$750	$750	$750
6.90% $700 million Notes due July 2017, Less Unamortized Discount	698	698	698
5.25% $500 million Notes due November 2014, Less Unamortized Discount	499	499	499
6.95% $350 million Debentures due March 2033, Less Unamortized Discount	350	350	350
7.60% $300 million Notes due July 2037, Less Unamortized Discount	299	299	299
6.125% $300 million Notes due December 2012, Less Unamortized Discount	299	299	299
Credit Facility due January 2010. Interest rate of 3.25% as of August 2, 2008	12	15	19
5.30% Mortgage due August 2010	2	2	2

Total	2,909	2,912	2,916
Current Portion of Long-term Debt	(8)	(7)	(8)

Total Long-term Debt, Net of Current Portion	$2,901	$2,905	$2,908

In July 2007, the Company issued $700 million of 6.90% notes due July 15, 2017 and $300 million of 7.60% notes due July 15, 2037 utilizing a shelf registration statement under which up to $1 billion of debt securities, common and preferred stock and other securities could be issued. Interest on the notes is payable on January 15 and July 15 of each year.

On August 3, 2007, the Company amended the October 2004 $500 million Term Loan agreement to increase the borrowing capacity to $750 million and extend the term to August 2012. During the second quarter of 2007, the Company borrowed the additional $250 million under the Term Loan agreement.

On August 3, 2007, the Company amended its $1 billion unsecured revolving credit facility (the “5-Year Facility”) by extending its term to August 2012 and executed a $500 million, 364-day unsecured revolving credit facility (the “2007 364-Day Facility”), which terminated in July 2008. In July 2008, the Company replaced the 2007 364-Day Facility with a $300 million 364-day unsecured revolving credit facility (the “2008 364-Day Facility”). Both facilities support the Company’s commercial paper and letter of credit programs. As of August 2, 2008, there were no borrowings outstanding under any facility. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.125% of the committed amount per year. Fees payable under the 2008 364-Day Facility are based on the Company’s long-term credit ratings and are 0.25% of the committed amount.

No commercial paper was outstanding as of August 2, 2008, February 2, 2008 or August 4, 2007.

The Facilities and the Term Loan have several interest rate options which are based in part on the Company’s long-term credit ratings. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of August 2, 2008.

In January 2008, the Company entered into a participating interest rate swap arrangement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Term Loan. For additional information, see Note 3, “Derivative Instruments.”

13. Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $215 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company believes the likelihood of material liabilities being triggered under these guarantees is remote.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the March 31, 2011 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $33 million as of August 2, 2008.

14. Retirement Benefits

The Company sponsors a tax-qualified defined contribution retirement plan and a non-qualified supplemental retirement plan for substantially all of its associates within the United States of America (U.S.). Participation in the qualified plan is available to associates who meet certain age and service requirements. Participation in the non-qualified plan is made available to associates who meet certain age, service, job level and compensation requirements.

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and based on years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $11 million and $10 million for the second quarter of 2008 and 2007, respectively. Total expense recognized related to the qualified plan was $21 million and $23 million for year-to-date 2008 and 2007, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and credits additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Associates’ accounts are credited with interest using a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions, credits and the related interest are subject to vesting based on years of service. Associates may elect an in-service distribution for the additional deferred compensation component only. Associates are not permitted to take a withdrawal from any other portion of the plan while actively employed with the Company. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $5 million for both the second quarter of 2008 and 2007. Total expense recognized related to the non-qualified plan was $10 million and $11 million for the year-to-date 2008 and 2007, respectively.

15. Segment Information

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

The following table provides the Company’s segment information for second quarter and year-to-date 2008 and 2007:

	Victoria’s Secret	Bath & Body Works	Apparel (a) (b)	Other	Total
	(in millions)
2008
Second Quarter:
Net Sales	$1,471	$553	NA	$260	$2,284
Operating Income (Loss)	183	41	NA	(38)	186
Year-to-Date:
Net Sales	$2,725	$952	NA	$532	$4,209
Operating Income (c)	332	35	NA	28	395
2007
Second Quarter:
Net Sales	$1,430	$562	$370	$262	$2,624
Operating Income (Loss) (d)	162	14	237	(94)	319
Year-to-Date:
Net Sales	$2,637	$984	$870	$444	$4,935
Operating Income (Loss) (d)	294	13	250	(130)	427

(a)	Results of Express and Limited Stores are included through July 6, 2007 and August 3, 2007, respectively, when the businesses were divested.
(b)	Operating income for the second quarter and year-to-date 2007 includes the gain on divestiture of Express of $302 million and the loss on divestiture of Limited Stores of $72 million.
(c)	Other includes $109 million net gain from joint ventures.
(d)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008.

NA    Not applicable

The Company’s international sales totaled $179 million and $148 million for second quarter of 2008 and 2007, respectively. The Company’s international sales totaled $331 million and $267 million for year-to-date 2008 and 2007, respectively. The Company’s international sales include direct sales shipped internationally, sales from company-owned La Senza stores and wholesale sales to La Senza’s international franchisees.

16. Recently Issued Accounting Pronouncements

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and is effective prospectively beginning in 2009. The Company is currently evaluating the disclosure implications to its financial statements.

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

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”)

In December 2007, the FASB issued SFAS 160, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. SFAS 160 requires noncontrolling interest be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income by the controlling interest. SFAS 160 requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. SFAS 160 is effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption, however the presentation and disclosure requirements are applied retrospectively. The Company is currently evaluating the impact to its financial statements.

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

Accordingly, as of February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities only. As of August 2, 2008, the Company’s financial assets and liabilities subject to SFAS 157 consisted of the cross-currency interest rate swaps and the participating interest rate swap. The fair value of these instruments is determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The Company plans to adopt SFAS 157 at the beginning of 2009 for items within the scope of FSP FAS 157-2 and is currently evaluating the impact to the financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of August 2, 2008 and August 4, 2007, and the related consolidated statements of income for the thirteen and twenty-six week periods ended August 2, 2008 and August 4, 2007, and the consolidated statements of cash flows for the twenty-six week periods ended August 2, 2008 and August 4, 2007. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of February 2, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 28, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s change in its method of accounting for inventories in fiscal 2005, share-based compensation in fiscal 2006 and income taxes in fiscal 2007. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio

September 5, 2008

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

We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K.

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

Executive Overview

Our second quarter 2008 diluted earnings per share decreased to $0.30 from $0.67 in the second quarter of 2007. The second quarter 2008 diluted earnings per share includes a $13 million ($0.02 per share) pre-tax gain related to a $71 million cash distribution from Express. The decrease in earnings per share was primarily driven by several significant items in the second quarter of 2007 including a:

•	$230 million ($0.26 per share) pre-tax net gain from the divestitures of Express and Limited Stores;

•	$100 million ($0.15 per share) pre-tax gain related to the refinancing of Easton Town Center;

•	$39 million ($0.10 per share) after-tax benefit associated with the reversal of state net operating loss carryforward valuation allowances in conjunction with the divestiture of the Apparel segment;

•	$17 million ($0.02 per share) pre-tax gain related to an interest rate hedge entered into in anticipation of the La Senza acquisition.

Partially offset by:

•	$47 million ($0.07 per share) of pre-tax restructuring and impairment charges.

In addition to the impact of the significant items noted above, our second quarter 2008 earnings per share benefited from operating income increases at both Victoria’s Secret and Bath & Body Works.

Victoria’s Secret

Victoria’s Secret experienced sales growth of 3% driven by 7% growth in the direct channel and new and expanded stores, partially offset by negative comparable store sales of 7%. The gross profit rate increased due to an increase in the merchandise margin rate partially offset by an increase in the buying and occupancy rate. The general, administrative and store operating expense rate slightly declined driven primarily by leverage on higher overall sales. As a result of these factors, Victoria’s Secrets’ second quarter operating income increased $21 million to $183 million.

Bath & Body Works

Bath & Body Works experienced a sales decline of 2% and negative comparable store sales of 8%. The gross profit rate increased due to a significant increase in the merchandise margin rate impacted by the 2007 inventory related charges associated with the write-off of excess component inventory and shrink offset by an increase in the buying and occupancy rate. The general, administrative and store operating expense rate increased on flat total expenses due to the sales decline. As a result of these factors, Bath & Body Works second quarter operating income increased $27 million to $41 million.

Results of Operations

Operating Income - Second Quarter of 2008 Compared to Second Quarter of 2007

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2008 in comparison to 2007:

			Operating Income Rate
	2008	2007 (a)	2008	2007
Second Quarter	(in millions)
Victoria’s Secret	$183	$162	12.4%	11.4%
Bath & Body Works	41	14	7.3%	2.5%
Apparel (b)	NA	237	NA	63.9%
Other (c) (d)	(38)	(94)	(14.6)%	(35.9)%

Total Operating Income	$186	$319	8.1%	12.2%

(a)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008. For additional information, see Note 15 to the Consolidated Financial Statements included in Item 1. Financial Statements.
(b)	Express and Limited Stores were divested in July 2007 and August 2007, respectively. In 2007, operating income includes a $230 million net gain on the divestiture of the Apparel segment. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 1. Financial Statements.
(c)	Includes Corporate, Mast, Beauty Avenues and Henri Bendel.
(d)	In 2007, includes restructuring and impairment charges totaling $53 million, which excludes $6 million of minority interest income associated with the charges. For additional information, see Note 5 and Note 6 to the Consolidated Financial Statements included in Item 1. Financial Statements.

NA    Not applicable

For the second quarter of 2008, operating income decreased $133 million to $186 million and the operating income rate decreased to 8.1% from 12.2%. Operating income for the second quarter of 2007 included a net gain of $230 million associated with the divestiture of the Apparel segment and $53 million of restructuring and impairment charges, which excludes $6 million of minority interest income associated with the charges. Additional changes in second quarter operating income were driven by the following:

•	At Victoria’s Secret, operating income increased $21 million to $183 million primarily driven by a 7% increase in net sales at Victoria Secret Direct.

•

At Bath & Body Works, operating income increased $27 million to $41 million primarily driven by the 2007 impact of inventory related charges associated with the write-off of excess component inventory and shrink.

Operating Income - Year-to-Date 2008 Compared to Year-to-Date 2007

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2008 in comparison to 2007:

			Operating Income Rate
	2008	2007 (a)	2008	2007
Year-to-Date	(in millions)
Victoria’s Secret	$332	$294	12.2%	11.2%
Bath & Body Works	35	13	3.7%	1.3%
Apparel (b)	NA	250	NA	28.7%
Other (c) (d) (e)	28	(130)	5.3%	(29.2)%

Total Operating Income	$395	$427	9.4%	8.7%

(a)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008. For additional information, see Note 15 to the Consolidated Financial Statements included in Item 1. Financial Statements.
(b)	Express and Limited Stores were divested in July 2007 and August 2007, respectively. In 2007, operating income includes a $230 million net gain on the divestiture of the Apparel segment. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 1. Financial Statements.
(c)	Includes Corporate, Mast, Beauty Avenues and Henri Bendel.
(d)	In 2008, includes a $109 million net gain on joint ventures. For additional information, see Note 5 and Note 10 to the Consolidated Financial Statements included in Item 1. Financial Statements.
(e)	In 2007, includes restructuring and impairment charges totaling $53 million, which excludes $6 million of minority interest income associated with the charges. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 1. Financial Statements.

NA    Not applicable

For year-to-date 2008, operating income decreased $32 million to $395 million and the operating income rate increased to 9.4% from 8.7%. Year-to-date operating income included the following significant items:

•	In 2008, a $109 million net gain on joint ventures.

•

In 2007, a $230 million net gain associated with the divestiture of the Apparel segment and $53 million of restructuring and impairment charges, which excludes $6 million of minority interest income associated with the charges.

Additional changes in year-to-date operating income were driven by the following:

•	At Victoria’s Secret, operating income increased $38 million to $332 million primarily driven by increased net sales at Victoria’s Secret Direct and La Senza.

•

At Bath & Body Works, operating income increased $22 million to $35 million primarily driven by the 2007 impact of inventory related charges associated with the write-off of excess component inventory and shrink.

Store Data

The following table compares second quarter of 2008 store data to the comparable periods for second quarter of 2007 and year-to-date 2008 store data to the comparable periods for year-to-date 2007:

	Second Quarter			Year-to-Date
Sales Per Average Selling Square Foot	2008	2007	% Change	2008	2007	% Change
Victoria’s Secret Stores	$159	$177	(10)%	$293	$325	(10)%
La Senza (a)	143	134	6%	267	228	17%
Bath & Body Works	137	151	(9)%	239	264	(10)%

Sales per Average Store (in thousands)
Victoria’s Secret Stores	$885	$916	(3)%	$1,628	$1,684	(3)%
La Senza (a)	422	377	12%	782	691	13%
Bath & Body Works	326	354	(8)%	567	619	(8)%

Average Store Size (selling square feet)
Victoria’s Secret Stores	$5,610	$5,246	7%
La Senza	2,976	2,821	5%
Bath & Body Works	2,373	2,349	1%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores	$5,812	$5,277	10%
La Senza	949	852	11%
Bath & Body Works	3,880	3,627	7%

(a)	Excluding the impact of currency fluctuations, sales per average selling square foot increased 2% and 7% for the second quarter and year-to-date 2008, respectively, and sales per average store increased 7% and 4% for the second quarter and year-to-date 2008, respectively.

The following table compares second quarter of 2008 store data to the comparable periods for second quarter of 2007 and year-to-date 2008 store data to the comparable periods for year-to-date 2007:

	Second Quarter		Year-to-Date
Number of Stores (a)	2008	2007	2008	2007
Victoria’s Secret
Beginning of Period	1,028	1,003	1,020	1,003
Opened	11	7	25	12
Closed	(3)	(4)	(9)	(9)

End of Period	1,036	1,006	1,036	1,006

La Senza (b)
Beginning of Period	318	298	312	291
Opened	4	4	10	14
Closed	(3)	—	(3)	(3)

End of Period	319	302	319	302

Bath & Body Works
Beginning of Period	1,626	1,540	1,592	1,546
Opened	18	7	59	10
Closed	(9)	(3)	(16)	(12)

End of Period	1,635	1,544	1,635	1,544

Apparel
Beginning of Period	—	884	—	918
Opened	—	—	—	—
Closed	—	(15)	—	(49)
Disposed	—	(869)	—	(869)

End of Period	—	—	—	—

(a)	Excludes Henri Bendel store locations (2 in 2008 and 2007). In addition, we closed our 6 Diva London stores locations during the second quarter of 2007.
(b)	Number of stores excludes independently owned La Senza stores.

Second Quarter of 2008 Compared to Second Quarter of 2007

Net Sales

The following table provides net sales for the second quarter of 2008 in comparison to the second quarter of 2007:

	2008	2007	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores	$913	$920	(1)%
Victoria’s Secret Direct	423	397	7%
La Senza	135	113	19%

Total Victoria’s Secret	1,471	1,430	3%
Bath & Body Works	553	562	(2)%
Express (a)	NA	271	NM
Limited Stores (a)	NA	99	NM

Total Apparel (a)	NA	370	NM
Other (b)	260	262	(1)%

Total Net Sales	$2,284	$2,624	(13)%

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(b)	Other includes Corporate, Mast, Beauty Avenues and Henri Bendel.
NA	Not applicable
NM	Not meaningful

The following table provides a reconciliation of net sales for the second quarter of 2008 to the second quarter of 2007:

	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
Second Quarter	(in millions)
2007 Net Sales	$1,430	$562	$370	$262	$2,624
Comparable Store Sales	(61)	(41)	—	—	(102)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net (a)	76	27	(370)	—	(267)
Direct Channels	26	5	—	—	31
Mast Third-party Sales and Other	—	—	—	(2)	(2)

2008 Net Sales	$1,471	$553	$—	$260	$2,284

(a)	Victoria’s Secret includes a $7 million increase in net sales related to currency fluctuations.

The following table compares second quarter of 2008 comparable store sales to second quarter of 2007:

Second Quarter	2008	2007
Victoria Secret Stores	(8)%	4%
La Senza	4%	NA

Total Victoria’s Secret	(7)%	4%
Bath & Body Works	(8)%	(4)%
Express (a)	NA	6%
Limited Stores (a)	NA	3%

Total Apparel (a)	NA	5%
Henri Bendel	11%	0%

Total Comparable Store Sales	(7)%	2%

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
NA	Not applicable

For the second quarter of 2008, our net sales decreased $340 million to $2.284 billion and comparable store sales decreased 7%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For the second quarter of 2008, net sales increased $41 million to $1.471 billion and comparable store sales decreased 7%. The increase in net sales was primarily driven by:

•	At Victoria’s Secret Direct, net sales increased 7% driven by strong performance of spring merchandise including swimwear and dresses, as well as bras and shoes;

•	At La Senza, net sales increased due to favorable currency fluctuations, new store growth and incremental sales of Victoria’s Secret Beauty product;

Offset partially by:

•

At Victoria’s Secret Stores, net sales decreased across most categories driven by a challenging economic environment, less promotional activity and insufficient innovation in the product assortment in beauty. The declines were partially offset by growth related to new and expanded stores and an increase in Pink.

The decrease in comparable store sales was primarily driven by the factors cited above for Victoria’s Secret Stores.

Bath & Body Works

For the second quarter of 2008, net sales decreased $9 million to $553 million and comparable store sales decreased 8%. The decrease in net sales and comparable store sales was primarily driven by softness in traffic, a challenging economic environment and insufficient innovation in the product assortment.

Apparel

For the second quarter of 2008, Apparel net sales decreased $370 million as a result of the divestitures of Express and Limited Stores in the second quarter of 2007.

Gross Profit

For the second quarter of 2008, our gross profit decreased $50 million to $761 million, but our gross profit rate (expressed as a percentage of net sales) increased to 33.3% from 30.9% primarily driven by the following:

Victoria’s Secret

For the second quarter of 2008, gross profit increased driven by:

•

At La Senza, gross profit increased significantly driven by increased net sales and an increase in merchandise margin due to less promotional activity, improved inventory management and favorable currency fluctuations;

•

At Victoria’s Secret Stores, gross profit increased driven by significant improvements in merchandise margin due to less promotional activity, improved inventory management and improved sell through of fashion merchandise, which were partially offset by increased buying and occupancy expenses associated with real estate expansion activities.

•

At Victoria’s Secret Direct, gross profit was flat as the impact of promotional activity and increased buying and occupancy expenses associated with the new distribution center offset the impact of the 7% increase in net sales.

The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate partially offset by an increase in the buying and occupancy expense rate due to the factors cited above.

Bath & Body Works

For the second quarter of 2008, gross profit increased driven by the 2007 impact of inventory related charges associated with the write-off of excess component inventory and shrink partially offset by the 2008 impact of a decrease in net sales and an increase in buying and occupancy expenses associated with store real estate activity.

The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate offset by an increase in the buying and occupancy rate due to the factors cited above.

Apparel

For the second quarter of 2008, gross profit decreased $103 million as a result of the divestitures of Express and Limited Stores in the second quarter of 2007.

General, Administrative and Store Operating Expenses

For the second quarter of 2008, our general, administrative and store operating expenses decreased $147 million to $575 million primarily driven by the Apparel divestitures in the second quarter of 2007 and restructuring and impairment charges totaling $51 million recognized in the second quarter of 2007. The general, administrative and store operating expense rate decreased to 25.2% from 27.5% primarily driven by the factors cited above partially offset by the impact of the recognition of Mast net sales to Express and Limited Stores.

Apparel Divestitures

On July 6, 2007, we finalized the divestiture of a 75% ownership interest in our Express brand to affiliates of Golden Gate Capital for pre-tax net cash proceeds of $548 million. The transaction resulted in a pre-tax gain on divestiture of $302 million.

On August 3, 2007, we divested a 75% ownership interest of our Limited Stores business to affiliates of Sun Capital Partners. As part of the transaction, Sun Capital contributed $50 million of equity capital into the business and arranged for a $75 million credit facility. We received no cash proceeds from the transaction and recorded a pre-tax loss of $72 million on the transaction.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2008 and 2007:

Second Quarter	2008	2007
Average daily borrowings (in millions)	$2,915	$2,035
Average borrowing rate (in percentages)	5.89%	6.02%

For the second quarter of 2008, our interest expense increased $16 million to $47 million. The increase was primarily driven by an increase in average borrowings resulting from the issuance of $1 billion of notes and borrowing an additional $250 million under our amended term loan during the second quarter of 2007.

Interest Income

For the second quarter of 2008, our interest income increased $2 million to $5 million. The increase was primarily driven by an increase in average invested cash balances slightly offset by a decrease in average effective interest rates.

Other Income

For the second quarter of 2008, our other income decreased $99 million to $17 million due to gains recorded in 2007 of $100 million related to a distribution from Easton Town Center, LLC and $17 million from the settlement of interest rate lock agreements. The other income decrease was partially offset by a $71 million cash distribution from Express which resulted in a pre-tax gain of $13 million in 2008.

Minority Interest

For the second quarter of 2008, our minority interest decreased $13 million to $3 million. Minority interest represents the proportional share of net income or losses of consolidated, less than wholly-owned subsidiaries attributable to the minority investor. The decrease relates to losses in the second quarter of 2007 from both a personal care business and an investment in an independent technology company focused on large multi-channel retailers.

Provision for Income Taxes

For the second quarter of 2008, our effective tax rate increased to 38.0% from 37.6% in the second quarter of 2007. The second quarter 2007 effective tax rate reflects the impact of a $39 million after-tax benefit associated with the reversal of state net operating loss carryforward valuation allowances in conjunction with the divestiture of the Apparel segment, offset by the impact of the Limited Stores divestiture, for which no income tax benefit was recognized due to uncertainty about the ultimate timing of the recognition of the Limited Stores loss for tax purposes.

Results of Operations—Year-to-Date 2008 Compared to Year-to-Date 2007

Net Sales

The following table provides net sales for year-to-date 2008 in comparison to year-to-date 2007:

	2008	2007	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores	$1,674	$1,691	(1)%
Victoria’s Secret Direct	804	741	9%
La Senza	247	205	20%

Total Victoria’s Secret	2,725	2,637	3%
Bath & Body Works	952	984	(3)%
Express (a)	NA	659	NM
Limited Stores (a)	NA	211	NM

Total Apparel (a)	NA	870	NM
Other (b)	532	444	20%

Total Net Sales	$4,209	$4,935	(15)%

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(b)	Other includes Corporate, Mast, Beauty Avenues and Henri Bendel.
NA	Not applicable
NM	Not meaningful

The following table provides a reconciliation of net sales for year-to-date 2008 to year-to-date 2007:

	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
Year-to-Date	(in millions)
2007 Net Sales	$2,637	$984	$870	$444	$4,935
Comparable Store Sales	(107)	(80)	—	—	(187)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net (a)	132	38	(870)	—	(700)
Direct Channels	63	10	—	—	73
Mast Third-party Sales and Other	—	—	—	88	88

2008 Net Sales	$2,725	$952	$—	$532	$4,209

(a)	Victoria’s Secret includes a $22 million increase in net sales related to currency fluctuations.

The following table compares year-to-date 2008 comparable store sales to year-to-date 2007:

Year-to-Date	2008	2007
Victoria Secret Stores	(8)%	3%
La Senza	2%	NA

Total Victoria’s Secret	(7)%	3%
Bath & Body Works	(9)%	—
Express (a)	NA	6%
Limited Stores (a)	NA	4%

Total Apparel (a)	NA	5%
Henri Bendel	9%	1%

Total Comparable Store Sales	(7)%	3%

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
NA	Not applicable

For year-to-date 2008, our net sales decreased $726 million to $4.209 billion and comparable store sales decreased 7%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For year-to-date 2008, net sales increased $88 million to $2.725 billion and comparable store sales decreased 7%. The increase in net sales was driven by:

•	At Victoria’s Secret Direct, net sales increased across most categories;

•	At La Senza, net sales increased due to favorable currency fluctuations, new store growth and incremental sales of Victoria’s Secret Beauty product;

Offset partially by:

•

At Victoria’s Secret Stores, net sales decreased across most categories driven by a challenging economic environment, less promotional activity and insufficient innovation in the product assortment in beauty. The declines were partially offset by growth related to new and expanded stores and an increase in Pink.

The decrease in comparable store sales was primarily driven by the factors cited above.

Bath & Body Works

For year-to-date 2008, net sales decreased $32 million to $952 million and comparable store sales decreased 9%. The decrease in net sales and comparable store sales was primarily driven by softness in traffic, a challenging economic environment and insufficient innovation in the product assortment.

Apparel and Other

For year-to-date 2008, Apparel net sales decreased $870 million as a result of the divestitures of Express and Limited Stores. In addition, Other net sales increased $88 million to $532 million primarily driven by an increase in third-party customer sales at Mast due to the divestitures of Express and Limited Stores in July 2007 and August 2007, respectively. Subsequent to the divestitures, 75% of Mast sales to Express and Limited Stores are included in third-party customer sales while the remaining 25% are eliminated in consolidation consistent with our ownership interest.

Gross Profit

For year-to-date 2008, our gross profit decreased $203 million to $1.402 billion and our gross profit rate (expressed as a percentage of net sales) increased to 33.3% from 32.5% primarily driven by the following:

Victoria’s Secret

For year-to-date 2008, gross profit increased primarily driven by:

•

At La Senza, gross profit increased driven by increased net sales and an increase in merchandise margin due to less promotional activity, improved inventory management and favorable currency fluctuations;

•

At Victoria’s Secret Stores, gross profit slightly increased driven by significant improvements in merchandise margin due to less promotional activity and improved inventory management. This was partially offset by increased buying and occupancy expenses associated with real estate expansion activities;

•

At Victoria’s Secret Direct, gross profit was flat as the impact of promotional activity and increased buying and occupancy expenses associated with the new distribution center offset the impact of the 9% increase in net sales.

The gross profit rate remained flat driven primarily by an increase in the merchandise margin rate offset by an increase in the buying and occupancy expense rate due to the factors cited above.

Bath & Body Works

For year-to-date 2008, gross profit increased primarily driven by the 2007 impact of inventory related charges associated with the write-off of excess component inventory and shrink partially offset by the 2008 impact of a decrease in net sales and an increase in buying and occupancy expenses associated with store real estate activity.

The increase in gross profit rate was driven primarily by the factors cited above.

Apparel

For year-to-date 2008, gross profit decreased $250 million as a result of the divestitures of Express and Limited Stores in 2007.

General, Administrative and Store Operating Expenses

For year-to-date 2008, our general, administrative and store operating expenses decreased $292 million to $1.116 billion primarily driven by the Apparel divestitures in the second quarter of 2007, restructuring and impairment charges totaling $51 million recognized in the second quarter of 2007 and a reduction in marketing expense in 2008.

The general, administrative and store operating expense rate decreased to 26.5% from 28.5% primarily driven by the factors cited above partially offset by the recognition of Mast net sales to Express and Limited Stores.

Apparel Divestitures

On July 6, 2007, we finalized the divestiture of a 75% ownership interest in our Express brand to affiliates of Golden Gate Capital for pre-tax net cash proceeds of $548 million. The transaction resulted in a pre-tax gain on divestiture of $302 million.

On August 3, 2007, we divested a 75% ownership interest of our Limited Stores business to affiliates of Sun Capital Partners. As part of the transaction, Sun Capital contributed $50 million of equity capital into the business and arranged for a $75 million credit facility. We received no cash proceeds from the transaction and recorded a pre-tax loss of $72 million on the transaction.

Net Gain on Joint Ventures

In April 2008, we and our investment partner completed the divestiture of a joint venture to a third party. We recognized a pre-tax gain of $128 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income. In addition, we recorded a $19 million impairment charge related to another joint venture. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is also included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for year-to-date 2008 and 2007:

Second Quarter	2008	2007
Average daily borrowings (in millions)	$2,915	$1,885
Average borrowing rate (in percentages)	5.90%	5.96%

For year-to-date 2008, our interest expense increased $36 million to $92 million. The increase was primarily driven by an increase in average borrowings resulting from the issuance of $1 billion of notes and borrowing an additional $250 million under our amended term loan during the second quarter of 2007.

Interest Income

For year-to-date 2008, our interest income increased $5 million to $11 million. The increase was primarily driven by an increase in average invested cash balances slightly offset by a decrease in average effective interest rates.

Other Income

For year-to-date 2008, our other income decreased $94 million to $22 million due to a gain of $100 million related to a distribution from Easton Town Center, LLC and net gains of $17 million from the settlement of interest rate lock agreements in 2007. The other income decrease was partially offset by a $71 million cash distribution from Express which resulted in a pre-tax gain of $13 million in 2008.

Minority Interest

For year-to-date 2008, our minority interest decreased $18 million to $4 million. Minority interest represents the proportional share of net income or losses of consolidated, less than wholly-owned subsidiaries attributable to the minority investor. The decrease relates to losses for year-to-date 2007 from both a personal care business and an investment in an independent technology company focused on large multi-channel retailers.

Provision for Income Taxes

For year-to-date 2008, our effective tax rate increased to 41.2% from 38.4% in 2007. The increase is primarily related to the impact of an impairment of an unconsolidated joint venture in the first quarter of 2008 for which no deferred tax asset has been recorded and other changes in income tax reserves.

FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by working capital changes and our net income. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, timing of new product introductions and profit margins. Sales are typically higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.

In addition, we have funds available from an unsecured revolving credit facility (the “Facility”) as well as a commercial paper program which is backed by the Facility. In July 2008, we renewed our 364-day unsecured revolving credit facility reducing its capacity from $500 million to $300 million. For additional information, see Note 12 to the Consolidated Financial Statements included in Item 1. Financial Statements.

We believe that available short-term and long-term capital resources are sufficient to fund our capital expenditures, working capital requirements, scheduled debt payments, interest payments, income tax obligations, dividends to our shareholders, any contemplated strategic acquisitions and share repurchases.

The following table provides a summary of our working capital position and capitalization as of August 2, 2008, February 2, 2008 and August 4, 2007:

	August 2, 2008	February 2, 2008	August 4, 2007
	(in millions)
Working Capital	$1,576	$1,545	$1,763
Capitalization:
Long-term Debt	2,901	2,905	2,908
Shareholders’ Equity	2,199	2,219	2,411

Total Capitalization	5,100	5,124	5,319
Additional Amounts Available Under Credit Agreements	1,300	1,500	1,500

Credit Ratings

The following table provides our credit ratings on unsecured debt as of August 2, 2008:

	Moody’s	S&P	Fitch
Senior Unsecured Debt	Baa3	BBB-	BB+

Our borrowing costs under our term loan and revolving credit facilities are linked to our credit ratings. In addition, if we receive a downgrade in our credit ratings by any of the agencies listed above, the availability of additional credit could be negatively affected. A downgrade in our ratings by any of the agencies would not accelerate the repayment of any of our debt.

Cash Flow

The following table provides a summary of our cash flow activity for year-to-date 2008 and 2007:

	Year-to-Date
	2008	2007
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,018	$500
Net Cash Flows Provided by (Used for) Operating Activities	247	(36)
Net Cash Flows (Used for) Provided by Investing Activities	(36)	322
Net Cash Flows (Used for) Provided by Financing Activities	(249)	407
Effect of Exchange Rate Changes on Cash	(2)	—

Net (Decrease) Increase in Cash and Cash Equivalents	(40)	693

Cash and Cash Equivalents, End of Period	$978	$1,193

Operating Activities

Net cash provided by operating activities in 2008 was $247 million, including net income of $200 million. Net income included depreciation and amortization and the $109 million net gain on divestiture of a joint venture. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were decreases in Accounts Payable, Accrued Expenses and Other and Income Taxes Payable.

Net cash used for operating activities in 2007 was $36 million including net income of $317 million. Net income included (a) depreciation and amortization, (b) the $302 million gain on divestiture of Express, (c) the $100 million gain on distribution from Easton Town Center, LLC, and (d) deferred income taxes partially offset by the $72 million loss on divestiture of Limited Stores. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Inventory levels decreased $114 million in 2007 due to a concerted effort to control and reduce inventory levels across the enterprise and due to reductions in safety stocks at Bath & Body Works that increased during 2006 in connection with the 2006 supply chain system conversion. Other significant items in working capital were increases in Accounts Receivable and decreases in Accounts Payable, Accrued Expenses and Other.

Investing Activities

Net cash used for investing activities in 2008 was $36 million consisting primarily of $272 million of capital expenditures offset by $144 million from the divestiture of a joint venture and $95 million from returns of capital from Express. The capital expenditures included $211 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Net cash provided by investing activities in 2007 was $322 million consisting primarily of $548 million of proceeds from the divestiture of Express and $102 million of proceeds from a distribution from Easton Town Center, LLC, partially offset by $400 million of capital expenditures. The capital expenditures included $241 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Financing Activities

Net cash used for financing activities in 2008 was $249 million consisting primarily of cash payments of $161 million related to the repurchase of shares of common stock under our November 2007 share repurchase program and quarterly dividend payments of $0.15 per share, or $103 million.

Net cash provided by financing activities in 2007 was $407 million consisting primarily of (a) debt offerings proceeds of $997 million (b) term loan financing proceeds of $250 million, partially offset by (a) cash payments of $805 million related to the repurchase of shares of common stock during 2007 under our various share repurchase programs and (b) dividend payments of $120 million.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $215 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands Inc. (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses, and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We believe the likelihood of material liability being triggered under these guarantees is remote.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the March 31, 2011 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $33 million as of August 2, 2008.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and is effective prospectively beginning in 2009. The Company is currently evaluating the disclosure implications to its financial statements.

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

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”)

In December 2007, the FASB issued SFAS 160, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. SFAS 160 requires noncontrolling interest be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income by the controlling interest. SFAS 160 requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. SFAS 160 is effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption, however the presentation and disclosure requirements are applied retrospectively. We are currently evaluating the impact to our financial statements.

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

Accordingly, as of February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities only. As of August 2, 2008, the Company’s financial assets and liabilities subject to SFAS 157 consisted of the cross-currency interest rate swaps and the participating interest rate swap. The fair value of these instruments is determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our results of operations, financial condition or liquidity. We plan to adopt SFAS 157 at the beginning of 2009 for items within the scope of FSP FAS 157-2 and are currently evaluating the impact to the financial statements.

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

There have been no material changes to the critical accounting policies and estimates since February 2, 2008 as disclosed in our 2007 Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2008	1,488	$18.71	1,462	$—
June 2008	1	17.65	—	—
July 2008	1	16.36	—	—

Total	1,490	18.70	1,462	—

(a)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, (ii) the use of our stock to pay the exercise price on employee stock options, and (iii) the Company’s small shareholder repurchase program.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 2 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Information regarding the Annual Meeting of Stockholders on May 19, 2008 was presented in Form 10-Q for the first quarter of 2008.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibits
10	Material Contracts

10.1	Amendment to Employment Agreement dated as of April 9, 2007 among Limited Brands, Inc., and Stuart Burgdoerfer.*

10.2	Amendment to Employment Agreement dated as of October 18, 2006 among Limited Brands, Inc., and Diane Neal.*

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

*	Identifies management contract or compensatory plans or arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer
Executive Vice President and Chief Financial Officer *

Date: September 5, 2008

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.