Form 10-Q
period 2008-11-01
LIMITED BRANDS INC
filed 2008-12-05
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2008

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

Large accelerated filer	☒	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 28, 2008
322,123,781 Shares

LIMITED BRANDS, INC.

*	The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2008” and “third quarter of 2007” refer to the thirteen week periods ending November 1, 2008 and November 3, 2007, respectively. “Year-to-date 2008” and “year-to-date 2007” refer to the thirty-nine week periods ending November 1, 2008 and November 3, 2007, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
Net Sales	$1,843	$1,923	$6,052	$6,858
Costs of Goods Sold, Buying and Occupancy	(1,263)	(1,315)	(4,070)	(4,645)

Gross Profit	580	608	1,982	2,213
General, Administrative and Store Operating Expenses	(539)	(546)	(1,655)	(1,954)
Gain on Divestiture of Express	—	—	—	302
Loss on Divestiture of Limited Stores	—	—	—	(72)
Net Gain on Joint Ventures	—	—	109	—

Operating Income	41	62	436	489
Interest Expense	(44)	(47)	(136)	(103)
Interest Income	5	6	16	12
Other Income	1	1	23	117
Minority Interest	—	1	4	23

Income Before Income Taxes	3	23	343	538
(Benefit) Provision for Income Taxes	(1)	11	139	209

Net Income	$4	$12	$204	$329

Net Income Per Basic Share	$0.01	$0.03	$0.60	$0.86

Net Income Per Diluted Share	$0.01	$0.03	$0.60	$0.85

Dividends Per Share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	November 1, 2008	February 2, 2008	November 3, 2007
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$377	$1,018	$218
Accounts Receivable, Net	352	355	462
Inventories	1,648	1,251	1,792
Other	362	295	320

Total Current Assets	2,739	2,919	2,792
Property and Equipment, Net	1,957	1,862	1,853
Goodwill	1,618	1,733	1,759
Trade Names and Other Intangible Assets, Net	610	677	696
Other Assets	157	246	236

Total Assets	$7,081	$7,437	$7,336

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$695	$517	$673
Accrued Expenses and Other	616	721	763
Income Taxes	39	136	14

Total Current Liabilities	1,350	1,374	1,450
Deferred Income Taxes	178	175	126
Long-term Debt	2,897	2,905	2,908
Other Long-term Liabilities	702	709	714
Minority Interest	1	55	61

Shareholders’ Equity:
Preferred Stock -$1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 524 shares issued; 326, 346 and 356 shares outstanding, respectively	262	262	262
Paid-in Capital	1,536	1,550	1,551
Accumulated Other Comprehensive (Loss) Income	(14)	31	43
Retained Earnings	4,809	4,758	4,423
Less: Treasury Stock, at Average Cost; 198, 178 and 168 shares, respectively	(4,640)	(4,382)	(4,202)

Total Shareholders’ Equity	1,953	2,219	2,077

Total Liabilities and Shareholders’ Equity	$7,081	$7,437	$7,336

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date
	2008	2007
Operating Activities:
Net Income	$204	$329
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization	250	264
Deferred Income Taxes	(7)	(152)
Excess Tax Benefits from Share-based Compensation	(2)	(27)
Share-based Compensation Expense	26	37
Minority Interest	(4)	(23)
Net Gain on Joint Ventures	(109)	—
Gain on Distribution from Express	(13)	—
Gain on Divestiture of Express	—	(302)
Loss on Divestiture of Limited Stores	—	72
Gain on Distribution from Easton Town Center, LLC	—	(100)
Gain on Sale of Assets	—	(37)
Goodwill Impairment	—	13
Changes in Assets and Liabilities:
Accounts Receivable	(12)	(296)
Inventories	(423)	(197)
Accounts Payable, Accrued Expenses and Other	106	12
Income Taxes Payable	(94)	(151)
Other Assets and Liabilities	81	135

Net Cash Provided by (Used for) Operating Activities	3	(423)

Investing Activities:
Capital Expenditures	(406)	(623)
Net Proceeds from the Divestiture of Joint Venture	144	—
Return of Capital from Express	95	—
Proceeds from Sale of Assets	—	97
Proceeds from Divestiture of Express, Net	—	547
Proceeds from Distribution from Easton Town Center, LLC	—	102
Other Investing Activities	(10)	50

Net Cash (Used for) Provided by Investing Activities	(177)	173

Financing Activities:
Proceeds from Debt Offering	—	997
Proceeds from Term Loan Refinancing	—	250
Payments of Long-term Debt	(15)	(4)
Repurchase of Common Stock	(333)	(1,200)
Dividends Paid	(153)	(174)
Excess Tax Benefits from Share-based Compensation	2	27
Proceeds From Exercise of Stock Options and Other	32	72

Net Cash Used for Financing Activities	(467)	(32)

Net Decrease in Cash and Cash Equivalents	(641)	(282)
Cash and Cash Equivalents, Beginning of Period	1,018	500

Cash and Cash Equivalents, End of Period	$377	$218

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

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2008” and “third quarter of 2007” refer to the thirteen week periods ending November 1, 2008 and November 3, 2007, respectively. “Year-to-date 2008” and “year-to-date 2007” refer to the thirty-nine week periods ending November 1, 2008 and November 3, 2007, respectively.

Basis of Consolidation

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

Interim Financial Statements

The Consolidated Financial Statements as of and for the quarter and year-to-date periods ended November 1, 2008 and November 3, 2007 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2007 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.

Seasonality of Business

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Concentration of Credit Risk

The Company sometimes maintains cash and cash equivalents with various major financial institutions, as well as corporate commercial paper. Currently, the Company’s investment portfolio is comprised primarily of U.S. government-backed securities.

The Company monitors the relative credit standing of financial institutions and other entities with whom the Company transacts with and limits the amount of credit exposure with any one entity. The Company also monitors the creditworthiness of entities to which the Company grants credit terms in the normal course of business and counterparties to derivative instruments.

Reclassifications

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

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter and year-to-date 2008 and 2007:

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
	(in millions)
Common Shares Issued	524	524	524	524
Treasury Shares	(187)	(163)	(185)	(140)

Basic Shares	337	361	339	384
Effect of Dilutive Options and Restricted Stock	3	4	3	5

Diluted Shares	340	365	342	389

Anti-dilutive Options (a)	13	8	14	6

(a)	These options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than or equal to the average market price of the common shares and, therefore, their inclusion would have been anti-dilutive.

In November 2007, the Company’s Board of Directors authorized the repurchase of $250 million of the Company’s common stock. In May 2008, the Company completed this program by repurchasing 1.5 million shares of common stock for $27 million at an average price per share of approximately $18.71.

In October 2008, the Company’s Board of Directors authorized the repurchase of $250 million of the Company’s common stock. During the third quarter of 2008, the Company repurchased 14.1 million shares of its common stock for $176 million at an average price per share of approximately $12.49. Through November 28, 2008, the Company repurchased 4.9 million additional shares of common stock for $43 million at an average price per share of approximately $8.64.

3. Derivative Instruments

The Company has foreign exchange rate exposure primarily as a result of the January 2007 acquisition of La Senza Corporation whose operations are conducted primarily in Canada. To mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate, the Company entered into a series of cross-currency swaps related to approximately $470 million of Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans.

The cross-currency interest rate swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset foreign currency transaction gains and losses recognized on the intercompany loans. The Company’s aggregate fair value of foreign currency swap arrangements was an asset of $10 million as of November 1, 2008, and a liability of $54 million as of February 2, 2008 and $99 million as of November 3, 2007. The asset and liabilities are included in Other Assets and Other Long-term Liabilities, respectively, on the Consolidated Balance Sheets.

In March and June 2007, the Company entered into interest rate lock agreements designated as cash flow hedges to mitigate exposure to interest rate fluctuations on the anticipated future issuance of debt. In conjunction with the Company’s issuance of notes during

July 2007, the interest rate locks were settled. Based on changes between the anticipated and actual amount and timing of the debt issuance, the Company concluded during the second quarter of 2007 that the interest rate locks no longer qualified as cash flow hedges. As a result, $17 million of realized pre-tax gains from the settlement of the interest rate locks was recognized in earnings in the second quarter of 2007. The gain on the interest rate lock agreements is included in Other Income on the year-to-date 2007 Consolidated Statement of Income.

In January 2008, the Company entered into a participating interest rate swap arrangement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Company’s $750 million Term Loan. The fair value of the participating interest rate swap arrangement was a liability of $8 million as of November 1, 2008 and $13 million as of February 2, 2008. The liability is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

On February 3, 2008, the Company adopted Statement of Financial Accounting Standards No. 157 (“SFAS 157”) “Fair Value Measurements” for financial assets and liabilities. The fair values of the derivative instruments are determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157. For additional information, see Note 16, “Recently Issued Accounting Pronouncements.”

4. Comprehensive Income

The following table provides detail for other comprehensive income for third quarter and year-to-date 2008 and 2007:

	Third Quarter		Year-to-Date
	2008	2007	2008	2007
	(in millions)
Net Income	$4	$12	$204	$329
Other Comprehensive Income (Loss):
Foreign Currency Translation	(28)	26	(32)	49
Unrealized Gain (Loss) on Cross Currency Interest Rate Cash Flow Hedge	58	(57)	65	(96)
Unrealized (Loss) Gain on Interest Rate Cash Flow Hedge	(8)	—	7	—
Reclassification of Cash Flow Hedges to Earnings	(70)	58	(85)	106
Other	—	—	—	1

Total Comprehensive (Loss) Income	$(44)	$39	$159	$389

5. Divestitures and Other

Joint Venture

In April 2008, the Company and its investment partner completed the divestiture of a joint venture, which the Company consolidated under the provisions of FIN 46(R) “Consolidation of Variable Interest Entities,” to a third party. The Company recognized a pre-tax gain of $128 million and received pre-tax proceeds of $168 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income. Total proceeds included $24 million which is to be held in escrow until August 2009 to cover any post-closing contingencies. The cash in escrow is included in Other Current Assets on the Consolidated Balance Sheet as of November 1, 2008.

Express

On July 6, 2007, the Company completed the divestiture of 75% of its ownership interest in Express to affiliates of Golden Gate Capital for pre-tax net cash proceeds of $548 million. For additional information, see Note 10, “Equity Investments and Other.” The Company recorded a pre-tax gain on the divestiture of $302 million.

In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company provides support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and ranged from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Express of $129 million and $172 million in the third quarter of 2008 and 2007, respectively. The Company recognized merchandise sourcing revenue from Express of $343 million and $223 million for year-to-date 2008 and 2007, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $148 million, $151 million and $209 million as of November 1, 2008, February 2, 2008, and November 3, 2007, respectively.

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

In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements whereby the Company provides support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and ranged from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Limited Stores of $28 million and $45 million in the third quarter of 2008 and 2007, respectively. The Company recognized merchandise sourcing revenue from Limited Stores of $77 million and $45 million for year-to-date 2008 and 2007, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $21 million, $22 million and $36 million as of November 1, 2008, February 2, 2008 and November 3, 2007, respectively.

Other

In the second quarter of 2007, the Company recognized an impairment charge of $13 million ($6 million net of minority interest) related to the disposition of a personal care products business and $2 million of costs consisting primarily of property and equipment write-offs associated with the closure of the six Diva London concept stores.

6. Restructuring Activities

During the second quarter of 2007, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the apparel divestitures. This program resulted in the elimination of approximately 500 positions (or 10%) of the Company’s corporate and home office headcount through position eliminations and transfers to Express and Limited Stores. The Company recognized a pre-tax charge consisting primarily of severance and related costs of $4 million and $42 million for the third quarter of 2007 and year-to-date 2007, respectively. These costs were included in General, Administrative and Store Operating Expenses on the 2007 Consolidated Statements of Income.

During the third quarter of 2007, the Company recognized $25 million in gains related to the sale of corporate aircraft. These gains are included in General, Administrative and Store Operating Expenses on the 2007 Consolidated Statements of Income.

7. Inventories

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

The following table provides details of inventories as of November 1, 2008, February 2, 2008 and November 3, 2007:

	November 1, 2008	February 2, 2008	November 3, 2007
	(in millions)
Finished Goods Merchandise	$1,555	$1,140	$1,631
Raw Materials and Merchandise Components	93	111	161

Total Inventories	$1,648	$1,251	$1,792

During the second quarter of 2007, the Company recognized a pre-tax charge of $19 million related to excess raw material and component inventory at Bath & Body Works. This cost was included in Cost of Goods Sold, Buying and Occupancy on the year-to-date 2007 Consolidated Statement of Income.

8. Property and Equipment, Net

The following table provides details of property and equipment, net as of November 1, 2008, February 2, 2008 and November 3, 2007:

	November 1, 2008	February 2, 2008	November 3, 2007
	(in millions)
Property and Equipment, at Cost	$4,024	$3,811	$3,746
Accumulated Depreciation and Amortization	(2,067)	(1,949)	(1,893)

Property and Equipment, Net	$1,957	$1,862	$1,853

Depreciation expense was $90 million and $86 million for the third quarter of 2008 and 2007, respectively. Depreciation expense was $270 million and $281 million for year-to-date 2008 and 2007, respectively.

9. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for year-to-date 2008:

	Victoria’s Secret (a)	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 2, 2008	$1,057	$628	$48	$1,733
Divestiture (See Note 5)	—	—	(48)	(48)
Foreign Currency Translation	(67)	—	—	(67)

Balance as of November 1, 2008	$990	$628	$—	$1,618

The following table provides the rollforward of goodwill for year-to-date 2007:

	Victoria’s Secret (a)	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 3, 2007	$999	$628	$49	$1,676
Acquisitions	—	—	25	25
Reclassification to Trade Name	—	—	(12)	(12)
Impairment	—	—	(13)	(13)
Foreign Currency Translation	83	—	—	83

Balance as of November 3, 2007	$1,082	$628	$49	$1,759

(a)	Includes goodwill from the 2007 acquisition of La Senza.

In February 2007, the Company acquired a personal care products business along with an investment partner. Net assets of the acquired business consisted primarily of goodwill, which is included above based on the preliminary purchase price allocation. During the second quarter of 2007, the Company and its investment partner made a decision to close the operations of the acquired business. Based on this decision, the Company completed a valuation of the acquired business trade name, which the Company continues to use. Based on the Company’s evaluation, $12 million of the $25 million purchase price was allocated to the trade name. The remaining $13 million was recognized as an impairment charge in operating income in the second quarter of 2007. The Company recognized the investment partner’s portion of the impairment charge of $6 million in Minority Interest on the year-to-date 2007 Consolidated Statement of Income.

Intangible Assets – Indefinite Lives

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $575 million as of November 1, 2008, $611 million as of February 2, 2008 and $623 million as of November 3, 2007. These intangible assets are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets – Finite Lives

The following table provides intangible assets with finite lives as of November 1, 2008, February 2, 2008 and November 3, 2007:

	November 1, 2008	February 2, 2008	November 3, 2007
	(in millions)
Intellectual Property	$41	$41	$41
Trademarks/Brands	21	45	45
Licensing Agreements and Customer Relationships	21	28	30
Favorable Operating Leases	18	22	22

Total	101	136	138
Accumulated Amortization	(66)	(70)	(65)

Intangible Assets, Net (a)	$35	$66	$73

(a)	The decreases in intangible assets with finite lives relate primarily to the divestiture of a joint venture. For additional information, see Note 5, “Divestitures and Other.”

Amortization expense was $1 million and $3 million for the third quarter of 2008 and 2007, respectively. Amortization expense was $5 million and $9 million for year-to-date 2008 and 2007, respectively. Estimated future annual amortization expense will be approximately $1 million for the remainder of 2008, $6 million in 2009, 2010 and 2011, $3 million in 2012 and $13 million in the aggregate thereafter.

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

In July 2008, Express distributed additional cash to its owners and the Company received $71 million. The Company’s portion representing a return of capital is $67 million with the remaining $4 million representing a return on capital. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $13 million was recorded. The gain is included in Other Income on the year-to-date 2008 Consolidated Statement of Income. The Company’s investment carrying value for Express was $(4) million as of November 1, 2008, $99 million as of February 2, 2008 and $84 million as of November 3, 2007. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Limited Stores

On August 3, 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores to affiliates of Sun Capital. The Company’s remaining 25% investment in Limited Stores is accounted for under the equity method of accounting. Accordingly, the Company records 25% of Limited Stores’ results in Other Income on the Consolidated Statements of Income. The Company’s investment carrying value for Limited Stores was $14 million as of November 1, 2008, $13 million as of February 2, 2008 and $16 million as of November 3, 2007. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $64 million as of November 1, 2008, $62 million as of February 2, 2008 and $59 million as of November 3, 2007. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

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

In conjunction with the loan refinancing, ETC repaid the existing loan, reserved cash for capital expenditures and operations, and authorized the distribution of $150 million to ETC members. As an ETC member, the Company received approximately $102 million of proceeds, resulting in a $100 million gain after reducing the Company’s ETC carrying value from $2 million to zero. The gain is included in Other Income on the year-to-date 2007 Consolidated Statement of Income.

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

For the third quarter of 2008, the Company’s effective tax rate decreased to (30.8%) from 47.5% in the third quarter of 2007. The change in the effective tax rate is the result of changes in income tax reserves and other items on $3 million of pre-tax income for the third quarter of 2008.

For year-to-date 2008, the Company’s effective tax rate increased to 40.6% from 38.8% in 2007. The increase is primarily related to the impact of an impairment of an unconsolidated joint venture in the first quarter of 2008 for which no deferred tax asset has been recorded and other changes in income tax reserves and other items.

Income taxes paid approximated $25 million and $153 million for the third quarter of 2008 and 2007, respectively. Income taxes paid approximated $199 million and $407 million for year-to-date 2008 and 2007, respectively. The current income tax liability included net current deferred tax liabilities of $1 million as of November 1, 2008, $4 million as of February 2, 2008 and $5 million as of November 3, 2007. Additionally, current deferred tax assets of $82 million as of November 1, 2008, $75 million as of February 2, 2008 and $51 million as of November 3, 2007 are included in Other Current Assets on the Consolidated Balance Sheets.

12. Long-term Debt

The following table provides the Company’s long-term debt balance as of November 1, 2008, February 2, 2008 and November 3, 2007:

	November 1, 2008	February 2, 2008	November 3, 2007
	(in millions)
Term Loan due August 2012. Interest Rate of 3.43% as of November 1, 2008	$750	$750	$750
6.90% $700 million Notes due July 2017, Less Unamortized Discount	698	698	698
5.25% $500 million Notes due November 2014, Less Unamortized Discount	499	499	499
6.95% $350 million Debentures due March 2033, Less Unamortized Discount	350	350	350
7.60% $300 million Notes due July 2037, Less Unamortized Discount	299	299	299
6.125% $300 million Notes due December 2012, Less Unamortized Discount	299	299	299
Credit Facility due January 2010	—	15	19
5.30% Mortgage due August 2010	2	2	2

Total	2,897	2,912	2,916
Current Portion of Long-term Debt	—	(7)	(8)

Total Long-term Debt, Net of Current Portion	$2,897	$2,905	$2,908

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

On August 3, 2007, the Company amended its $1 billion unsecured revolving credit facility (the “5-Year Facility”) by extending its term to August 2012 and executed a $500 million, 364-day unsecured revolving credit facility (the “2007 364-Day Facility”), which terminated in July 2008. In July 2008, the Company replaced the 2007 364-Day Facility with a $300 million 364-day unsecured revolving credit facility (the “2008 364-Day Facility”). Both facilities support the Company’s commercial paper and letter of credit programs. As of November 1, 2008, there were no borrowings outstanding under any facility. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.125% of the committed amount per year. Fees payable under the 2008 364-Day Facility are based on the Company’s long-term credit ratings and are 0.25% of the committed amount.

In October 2008, the Company repaid the Credit Facility due January 2010 and the related current portion of long-term debt.

No commercial paper was outstanding as of November 1, 2008, February 2, 2008 or November 3, 2007.

The Facilities and the Term Loan have several interest rate options which are based in part on the Company’s long-term credit ratings. These agreements also require the Company to maintain certain specified fixed charge and debt-to-earnings ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of November 1, 2008.

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

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $213 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2019. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the September 30, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $21 million as of November 1, 2008.

14. Retirement Benefits

The Company sponsors a tax-qualified defined contribution retirement plan and a non-qualified supplemental retirement plan for substantially all of its associates within the United States of America. Participation in the qualified plan is available to associates who meet certain age and service requirements. Participation in the non-qualified plan is made available to associates who meet certain age, service, job level and compensation requirements.

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and based on years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $6 million and $10 million for the third quarter of 2008 and 2007, respectively. Total expense recognized related to the qualified plan was $27 million and $33 million for year-to-date 2008 and 2007, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and credits additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount. The Company does not match the contributions for additional deferred compensation. Associates’ accounts are credited with interest using a rate determined annually based on an evaluation of the 10-year and 30-year borrowing rates available to the Company. Associate contributions and the related interest vest immediately. Company contributions, credits and the related interest are subject to vesting based on years of service. Associates may elect an in-service distribution for the additional deferred compensation component only. Associates are not permitted to take a withdrawal from any other portion of the plan while actively employed with the Company. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million and $7 million for the third quarter of 2008 and 2007, respectively. Total expense recognized related to the non-qualified plan was $16 million and $18 million for the year-to-date 2008 and 2007, respectively.

15. Segment Information

Prior to the divestitures of Express and Limited Stores in the third quarter of 2007, the Company had three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel.

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

Other consists of the following:

•	Henri Bendel, operator of four specialty stores which feature accessories, fashion and personal care products;

•	Mast, an apparel merchandise sourcing and production company serving Victoria’s Secret and third party customers;

•	Beauty Avenues, a personal care sourcing and production company serving Victoria’s Secret and Bath & Body Works; and

•	Corporate functions including non-core real estate, equity investments and other administrative functions such as treasury and tax.

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

The following table provides the Company’s segment information for third quarter and year-to-date 2008 and 2007:

	Victoria’s Secret	Bath & Body Works	Apparel (a) (b)	Other	Total
	(in millions)
2008
Third Quarter:
Net Sales	$1,112	$424	NA	$307	$1,843
Operating Income (Loss)	75	(29)	NA	(5)	41
Year-to-Date:
Net Sales	$3,837	$1,376	NA	$839	$6,052
Operating Income (c)	407	6	NA	23	436

2007
Third Quarter:
Net Sales	$1,077	$430	NA	$416	$1,923
Operating Income (Loss) (d)	66	(7)	NA	3	62
Year-to-Date:
Net Sales	$3,714	$1,414	$870	$860	$6,858
Operating Income (Loss) (d)	360	6	250	(127)	489

(a)	Results of Express and Limited Stores are included through July 6, 2007 and August 3, 2007, respectively, when the businesses were divested.
(b)	Operating income for the thirty-nine weeks ended November 3, 2007 includes the gain on divestiture of Express of $302 million and the loss on divestiture of Limited Stores of $72 million.
(c)	Other includes $109 million net gain from joint ventures.
(d)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008.
NA	Not applicable

The Company’s international sales totaled $146 million and $140 million for third quarter of 2008 and 2007, respectively. The Company’s international sales totaled $477 million and $407 million for year-to-date 2008 and 2007, respectively. The Company’s international sales include direct sales shipped internationally, sales from company-owned La Senza stores and wholesale sales to La Senza’s international franchisees.

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

Accordingly, as of February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities only. As of November 1, 2008, the Company’s financial assets and liabilities subject to SFAS 157 consisted of the cross-currency interest rate swaps and the participating interest rate swap. The fair value of these instruments is determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. The Company plans to adopt SFAS 157 at the beginning of 2009 for items within the scope of FSP FAS 157-2 and is currently evaluating the impact to its financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of November 1, 2008 and November 3, 2007, and the related consolidated statements of income for the thirteen and thirty-nine week periods ended November 1, 2008 and November 3, 2007, and the consolidated statements of cash flows for the thirty-nine week periods ended November 1, 2008 and November 3, 2007. These financial statements are the responsibility of the Company’s management.

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

December 5, 2008

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

•	general economic conditions, consumer confidence and consumer spending patterns including risks related to;
•	the continued deterioration in the U.S. economic environment, including recessionary pressures;
•	the significant decline in consumer confidence and the negative impact on consumer discretionary spending;
•	the disruption and significant tightening in the U.S. credit and lending markets;
•	the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms;
•	the seasonality of our business;
•	our ability to grow through new store openings and existing store remodels and expansions;
•	our ability to expand into international markets;
•	independent licensees;
•	our direct channel business including our new distribution center;
•	our failure to protect our reputation and our brand images;
•	our failure to protect our trade names and trademarks;
•	market disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities or the prospect of these events;
•	stock price volatility;
•	our failure to maintain our credit rating;
•	our ability to service our debt;
•	the highly competitive nature of the retail industry generally and the segments in which we operate particularly;
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

We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risks Factors” in our 2007 Annual Report on Form 10-K.

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

Executive Overview

Current Economic Environment

The U.S. retail sector and our business have been facing a very difficult environment during most of 2008. We view the current economic environment as highly uncertain and, as a result, have taken a defensive stance in terms of the management of our business. We continue to manage our business conservatively and we have focused on the execution of retail fundamentals including:

•	Management of inventories, which have decreased significantly on a square foot basis over the past two years;

•	Reduction of overhead expenses; and

•	Reduction of our planned capital expenditures.

At the same time, we are aggressively focused on bringing compelling merchandise assortments, marketing and store experiences to our customers. We are also focused on capitalizing on the opportunities available to us in this difficult environment. We believe that our brands, which lead their categories and offer high emotional content at relatively low unit values, are well positioned heading into the holiday season.

Third Quarter Earnings

Our third quarter 2008 diluted earnings per share decreased to $0.01 from $0.03 in the third quarter of 2007. The third quarter 2007 diluted earnings per share included $25 million ($0.04 per share) of pre-tax gains related to the sale of corporate aircraft.

Victoria’s Secret

Victoria’s Secret sales grew 3% driven by 20% growth in the direct channel business as we anniversaried the 2007 operational issues at the new distribution center. In the stores channel, net sales declined 1% as a result of a comparable store sales decline of 8% which was partially offset by sales related to new and expanded stores. The gross profit rate decreased driven primarily by an increase in the buying and occupancy rate. The general, administrative and store operating expense rate declined driven primarily by decreased spending on technology investments in the direct channel business. As a result of these factors, Victoria’s Secrets’ third quarter operating income increased $9 million to $75 million.

Bath & Body Works

Bath & Body Works sales declined 1% and comparable store sales declined 7%. The gross profit rate decreased due to a significant decrease in the merchandise margin rate partially driven by increased customer response to traditional promotional activity coupled with an increase in the buying and occupancy rate associated with negative comparable store sales. The general, administrative and store operating expense rate increased due to enhanced marketing support for the Signature Collection restage and fleet segmentation as well as store selling expenses driven by store growth. As a result of these factors, Bath & Body Works third quarter operating loss increased $22 million to $29 million.

Results of Operations

Operating Income—Third Quarter of 2008 Compared to Third Quarter of 2007

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2008 in comparison to 2007:

Third Quarter	2008	2007 (a)	Operating Income Rate
			2008	2007
	(in millions)
Victoria’s Secret	$75	$66	6.7%	6.1%
Bath & Body Works	(29)	(7)	(6.8)%	(1.7)%
Other (b) (c)	(5)	3	(1.5)%	0.6%

Total Operating Income	$41	$62	2.2%	3.2%

(a)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008. For additional information, see Note 15 to the Consolidated Financial Statements included in Item 1. Financial Statements.
(b)	Includes Corporate, Mast and Henri Bendel.
(c)	In 2007, includes $25 million in gains related to the sale of corporate aircraft. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 1. Financial Statements.

For the third quarter of 2008, the operating income decreased $21 million to $41 million and the operating income rate decreased to 2.2% from 3.2%. The operating income decrease for the third quarter of 2008 was driven by the following:

•

At Bath & Body Works, the operating loss increased $22 million to $29 million primarily driven by sales and gross profit declines as well as increases in general, administrative and store operating expenses.

Partially offset by

•

At Victoria’s Secret, operating income increased $9 million to $75 million driven by a 20% increase in net sales in the direct channel business as we anniversaried the 2007 operational issues at the new distribution center.

Operating Income—Year-to-Date 2008 Compared to Year-to-Date 2007

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2008 in comparison to 2007:

Year-to-Date	2008	2007 (a)	Operating Income Rate
			2008	2007
	(in millions)
Victoria’s Secret	$407	$360	10.6%	9.7%
Bath & Body Works	6	6	0.4%	0.4%
Apparel (b)	NA	250	NA	28.7%
Other (c) (d) (e)	23	(127)	2.8%	(14.8)%

Total Operating Income	$436	$489	7.2%	7.1%

(a)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008. For additional information, see Note 15 to the Consolidated Financial Statements included in Item 1. Financial Statements.
(b)	Express and Limited Stores were divested in July 2007 and August 2007, respectively. In 2007, operating income includes a $230 million net gain on the divestiture of the Apparel segment. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 1. Financial Statements.
(c)	Includes Corporate, Mast and Henri Bendel.
(d)	In 2008, includes a $109 million net gain on joint ventures. For additional information, see Note 5 and Note 10 to the Consolidated Financial Statements included in Item 1. Financial Statements.
(e)	In 2007, includes restructuring and impairment charges totaling $53 million, which excludes $6 million of minority interest income associated with the charges and $25 million in gains related to the sale of corporate aircraft. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 1. Financial Statements.
NA	Not applicable

For year-to-date 2008, operating income decreased $53 million to $436 million and the operating income rate remained relatively flat. Year-to-date operating income included the following significant items:

•	In 2008, a $109 million net gain on joint ventures.

•

In 2007, a $230 million net gain associated with the divestiture of the Apparel segment, $53 million of restructuring and impairment charges (which excludes $6 million of minority interest income associated with the charges) and $25 million in gains related to the sale of corporate aircraft.

Additional changes in year-to-date operating income were driven by an increase of $47 million to $407 million at Victoria’s Secret primarily driven by increased net sales of 11% and improved operating performance in the direct channel business.

Store Data

The following table compares third quarter of 2008 store data to the comparable periods for third quarter of 2007 and year-to-date 2008 store data to the comparable periods for year-to-date 2007:

	Third Quarter			Year-to-Date
Sales Per Average Selling Square Foot	2008	2007	% Change	2008	2007	% Change
Victoria’s Secret Stores	$124	$136	(9)%	$417	$456	(9)%
La Senza (a) (b)	117	135	(13)%	386	351	10%
Bath & Body Works	104	113	(7)%	344	373	(8)%

Sales Per Average Store (in thousands)
Victoria’s Secret Stores	$703	$726	(3)%	$2,330	$2,400	(3)%
La Senza (a) (b)	349	383	(9)%	1,136	1,072	6%
Bath & Body Works	248	265	(6)%	816	875	(7)%

Average Store Size (selling square feet)
Victoria’s Secret Stores	5,692	5,406	5%
La Senza (b)	2,996	2,874	4%
Bath & Body Works	2,375	2,362	1%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores	5,943	5,509	8%
La Senza (b)	953	891	7%
Bath & Body Works	3,919	3,756	4%

(a)	Excluding the impact of currency fluctuations sales per average selling square foot decreased 10% for the third quarter of 2008 and increased 5% year-to-date 2008 and sales per average store decreased 6% for the third quarter of 2008 and increased 1% year-to-date 2008.
(b)	Metric excludes independently owned La Senza stores.

The following table compares third quarter of 2008 store data to the comparable periods for third quarter of 2007 and year-to-date 2008 store data to the comparable periods for year-to-date 2007:

	Third Quarter		Year-to-Date
Number of Stores (a)	2008	2007	2008	2007
Victoria’s Secret
Beginning of Period	1,036	1,006	1,020	1,003
Opened	13	17	38	29
Closed	(5)	(4)	(14)	(13)

End of Period	1,044	1,019	1,044	1,019

La Senza (b)
Beginning of Period	319	302	312	291
Opened	1	9	11	23
Closed	(2)	(1)	(5)	(4)

End of Period	318	310	318	310

Bath & Body Works
Beginning of Period	1,635	1,544	1,592	1,546
Opened	18	48	77	58
Closed	(3)	(2)	(19)	(14)

End of Period	1,650	1,590	1,650	1,590

Apparel
Beginning of Period	—	—	—	918
Opened	—	—	—	—
Closed	—	—	—	(49)
Disposed	—	—	—	(869)

End of Period	—	—	—	—

(a)	Excludes Henri Bendel store locations (4 in 2008 and 2 in 2007) and Bath & Body Works stores in Canada (5 in 2008 and 0 in 2007). In addition, we closed our 6 Diva London stores locations during the second quarter of 2007.
(b)	Number of stores excludes independently owned La Senza stores.

Third Quarter of 2008 Compared to Third Quarter of 2007

Net Sales

The following table provides net sales for the third quarter of 2008 in comparison to the third quarter of 2007:

Third Quarter	2008	2007	% Change
	(in millions)
Victoria’s Secret Stores	$731	$735	(1)%
Victoria’s Secret Direct	270	225	20%
La Senza	111	117	(5)%

Total Victoria’s Secret	1,112	1,077	3%
Bath & Body Works	424	430	(1)%
Other (a)	307	416	(26)%

Total Net Sales	$1,843	$1,923	(4)%

(a)	Other includes Corporate, Mast and Henri Bendel.

The following table provides a reconciliation of net sales for the third quarter of 2008 to the third quarter of 2007:

Third Quarter	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2007 Net Sales	$1,077	$430	$416	$1,923
Comparable Store Sales	(54)	(25)	—	(79)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net (a)	44	17	—	61
Direct Channels	45	2	—	47
Mast Third-party Sales and Other	—	—	(109)	(109)

2008 Net Sales	$1,112	$424	$307	$1,843

(a)	Victoria’s Secret includes a $9 million decrease in net sales at La Senza related to currency fluctuations.

The following table compares third quarter of 2008 comparable store sales to third quarter of 2007:

Third Quarter	2008	2007
Victoria Secret Stores	(8)%	(4)%
La Senza	(5)%	NA

Total Victoria’s Secret	(8)%	(4)%
Bath & Body Works	(7)%	(3)%
Henri Bendel	5%	(3)%

Total Comparable Store Sales	(7)%	(3)%

NA	Not applicable

For the third quarter of 2008, our net sales decreased $80 million to $1.843 billion and comparable store sales decreased 7%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For the third quarter of 2008, net sales increased $35 million to $1.112 billion and comparable store sales decreased 8%. The increase in net sales was primarily driven by:

•

At Victoria’s Secret Direct, net sales increased 20% as we anniversaried the 2007 operational issues at the new distribution center which negatively impacted net sales in 2007. In addition, 2008 net sales reflected strong performance in swimwear, dresses, shoes and accessories;

Partially offset by:

•	At La Senza, net sales decreased due to unfavorable currency fluctuations and a merchandise assortment that did not overcome the challenging economic environment;

•

At Victoria’s Secret Stores, net sales decreased across many categories primarily driven by a merchandise assortment that did not overcome the challenging economic environment. The declines were mostly offset by growth related to new and expanded stores as well as an increase in Pink.

The decrease in comparable store sales was primarily driven by the factors cited above.

Bath & Body Works

For the third quarter of 2008, net sales decreased $6 million to $424 million and comparable store sales decreased 7%. The decrease in net sales and comparable store sales was primarily driven by softness in traffic and the challenging economic environment.

Gross Profit

For the third quarter of 2008, our gross profit decreased $28 million to $580 million and our gross profit rate (expressed as a percentage of net sales) remained relatively flat at 31.5% primarily driven by the following:

Victoria’s Secret

For the third quarter of 2008, the increase in gross profit was primarily driven by:

•

At Victoria’s Secret Direct, gross profit increased significantly as a result of the 20% increase in net sales and an increase in merchandise margin associated with anniversarying the 2007 operational issues at the new distribution center;

Partially offset by:

•	At La Senza, gross profit decreased driven by a decrease in merchandise margin due to unfavorable currency fluctuations and a comparable store sales decrease of 5%;

•	At Victoria’s Secret Stores, gross profit decreased driven by increased buying and occupancy expenses.

The decrease in the gross profit rate was driven primarily by an increase in the buying and occupancy expense rate. The merchandise margin rate remained relatively flat.

Bath & Body Works

For the third quarter of 2008, the decrease in gross profit was driven by the impact of a decrease in net sales, a decrease in merchandise margin related to an increase in customer response to promotional activity and an increase in buying and occupancy expenses associated with store real estate activity.

The decrease in the gross profit rate was equally driven by a decrease in the merchandise margin rate and an increase in the buying and occupancy rate due to the factors cited above.

General, Administrative and Store Operating Expenses

For the third quarter of 2008, our general, administrative and store operating expenses decreased $7 million to $539 million primarily driven by:

•	the elimination of costs related to the technology joint venture that was closed in December 2007;

•	the elimination of costs related to the personal care business that was sold in the first quarter of 2008;

•	expense reductions across all of our segments in categories such as store selling and home office;

Partially offset by:

•	gains of $25 million related to the sale of corporate aircraft in 2007.

The general, administrative and store operating expense rate increased to 29.3% from 28.4% primarily driven by the impact of lower net sales at Mast.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2008 and 2007:

Third Quarter	2008	2007
Average daily borrowings (in millions)	$2,907	$2,919
Average borrowing rate (in percentages)	5.89%	6.31%

For the third quarter of 2008, our interest expense decreased $3 million to $44 million. The decrease was driven by a decrease in average borrowing rate and a decrease in average borrowings.

Interest Income

For the third quarter of 2008, our interest income decreased $1 million to $5 million. The decrease was driven by a decrease in average effective interest rates partially offset by an increase in average invested cash balances.

Provision for Income Taxes

For the third quarter of 2008, our effective tax rate decreased to (30.8%) from 47.5% in the third quarter of 2007. The change in the effective tax rate is the result of changes in income tax reserves and other items on $3 million of pre-tax income for the third quarter of 2008.

Results of Operations—Year-to-Date 2008 Compared to Year-to-Date 2007

Net Sales

The following table provides net sales for year-to-date 2008 in comparison to year-to-date 2007:

Year-to-Date	2008	2007	% Change
	(in millions)
Victoria’s Secret Stores	$2,405	$2,426	(1)%
Victoria’s Secret Direct	1,074	966	11%
La Senza	358	322	11%

Total Victoria’s Secret	3,837	3,714	3%
Bath & Body Works	1,376	1,414	(3)%
Express (a)	NA	659	NM
Limited Stores (a)	NA	211	NM

Total Apparel (a)	NA	870	NM
Other (b)	839	860	(2)%

Total Net Sales	$6,052	$6,858	(12)%

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(b)	Other includes Corporate, Mast and Henri Bendel.
NA	Not applicable
NM	Not meaningful

The following table provides a reconciliation of net sales for year-to-date 2008 to year-to-date 2007:

Year-to-Date	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
	(in millions)
2007 Net Sales	$3,714	$1,414	$870	$860	$6,858
Comparable Store Sales	(161)	(105)	—	—	(266)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net (a)	176	55	(870)	—	(639)
Direct Channels	108	12	—	—	120
Mast Third-party Sales and Other	—	—	—	(21)	(21)

2008 Net Sales	$3,837	$1,376	$—	$839	$6,052

(a)	Victoria’s Secret includes a $13 million increase in net sales at La Senza related to currency fluctuations.

The following table compares year-to-date 2008 comparable store sales to year-to-date 2007:

Year-to-Date	2008	2007
Victoria Secret Stores	(8)%	1%
La Senza	0%	NA

Total Victoria’s Secret	(7)%	1%
Bath & Body Works	(8)%	(1)%
Express (a)	NA	6%
Limited Stores (a)	NA	4%

Total Apparel (a)	NA	5%
Henri Bendel	7%	0%

Total Comparable Store Sales	(7)%	1%

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
NA	Not applicable

For year-to-date 2008, our net sales decreased $806 million to $6.052 billion and comparable store sales decreased 7%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For year-to-date 2008, net sales increased $123 million to $3.837 billion and comparable store sales decreased 7%. The increase in net sales was driven by:

•

At Victoria’s Secret Direct, net sales increased 11% driven by strong performance in certain categories including swimwear and dresses as well as anniversarying the 2007 operational issues at the new distribution center;

•	At La Senza, net sales increased due to favorable currency fluctuations throughout the first half of the year, new store growth and incremental sales of Victoria’s Secret Beauty product;

Partially offset by:

•

At Victoria’s Secret Stores, net sales decreased across many categories primarily driven by a merchandise assortment that did not overcome the challenging economic environment. The declines were partially offset by growth related to new and expanded stores and an increase in Pink.

The decrease in comparable store sales was primarily driven by the factors cited above.

Bath & Body Works

For year-to-date 2008, net sales decreased $38 million to $1.376 billion and comparable store sales decreased 8%. The decrease in net sales and comparable store sales was primarily driven by softness in traffic and the challenging economic environment.

Apparel and Other

For year-to-date 2008, Apparel net sales decreased $870 million as a result of the divestitures of Express and Limited Stores. In addition, Other net sales decreased $21 million to $839 million primarily driven by the personal care business that was sold in the first quarter of 2008.

Gross Profit

For year-to-date 2008, our gross profit decreased $231 million to $1.982 billion and our gross profit rate (expressed as a percentage of net sales) increased to 32.7% from 32.3% primarily driven by the following:

Victoria’s Secret

For year-to-date 2008, gross profit increased primarily driven by:

•

At Victoria’s Secret Direct, gross profit increased driven by the impact of the 11% increase in net sales and increase in merchandise margin partially offset by the increased buying and occupancy expenses associated with the new distribution center;

•	At La Senza, gross profit increased driven by favorable currency fluctuations;

Partially offset by:

•

At Victoria’s Secret Stores, gross profit decreased driven by increased buying and occupancy expenses, partially offset by improvements in merchandise margin due to less promotional activity and improved inventory management.

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

Apparel

For year-to-date 2008, gross profit decreased $250 million as a result of the divestitures of Express and Limited Stores in 2007.

General, Administrative and Store Operating Expenses

For year-to-date 2008, our general, administrative and store operating expenses decreased $299 million to $1.655 billion primarily driven by:

•	the Apparel divestitures in the second quarter of 2007;
•	restructuring and impairment charges recognized in the second quarter of 2007;
•	the elimination of costs related to the technology joint venture that was closed in December 2007;
•	the elimination of costs related to the personal care joint venture that was divested in the first quarter of 2008;
•	the reduction of overhead costs as a result of our expense reduction initiatives that began in 2007;

Partially offset by:

•	gains of $25 million related to the sale of corporate aircraft in 2007.

The general, administrative and store operating expense rate decreased to 27.3% from 28.5% primarily driven by the factors cited above.

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

Net Gain on Joint Ventures

In April 2008, we and our investment partner completed the divestiture of a personal care joint venture to a third party. We recognized a pre-tax gain of $128 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income. In addition, we recorded a $19 million impairment charge related to another joint venture. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is also included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for year-to-date 2008 and 2007:

Year-to-Date	2008	2007
Average daily borrowings (in millions)	$2,912	$2,229
Average borrowing rate (in percentages)	5.90%	6.11%

For year-to-date 2008, our interest expense increased $33 million to $136 million. The increase was primarily driven by an increase in average borrowings partially offset by a decrease in the average borrowing rates.

Interest Income

For year-to-date 2008, our interest income increased $4 million to $16 million. The increase was primarily driven by an increase in average invested cash balances partially offset by a decrease in average effective interest rates.

Other Income

For year-to-date 2008, our other income decreased $94 million to $23 million due to a gain of $100 million related to a distribution from Easton Town Center, LLC and net gains of $17 million from the settlement of interest rate lock agreements in 2007. The other income decrease was partially offset by a $71 million cash distribution from Express which resulted in a pre-tax gain of $13 million in 2008.

Minority Interest

For year-to-date 2008, our minority interest decreased $19 million to $4 million. Minority interest represents the proportional share of net income or losses of consolidated, less than wholly-owned subsidiaries attributable to the minority investor. The decrease is a result of the divestiture of a personal care business in the first quarter of 2008 and the closure of a technology joint venture in December 2007.

Provision for Income Taxes

For year-to-date 2008, our effective tax rate increased to 40.6% from 38.8% in 2007. The increase is primarily related to the impact of an impairment of an unconsolidated joint venture in the first quarter of 2008 for which no deferred tax asset has been recorded and other changes in income tax reserves.

FINANCIAL CONDITION

The following table provides a summary of our working capital position and capitalization as of November 1, 2008, February 2, 2008 and November 3, 2007:

	November 1, 2008	February 2, 2008	November 3, 2007
	(in millions)
Working Capital	$1,389	$1,545	$1,342
Capitalization:
Long-term Debt	2,897	2,905	2,908
Shareholders’ Equity	1,953	2,219	2,077

Total Capitalization	4,850	5,124	4,985
Additional Amounts Available Under Credit Agreements	1,300	1,500	1,500

Liquidity

Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by working capital changes and our net income. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, timing of new product introductions and profit margins. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.

We have borrowing capacity totaling $1.3 billion under unsecured revolving credit facilities. These facilities include a $1 billion, 5-year facility that expires in August 2012 and a $300 million, 364-day facility that expires in July 2009. The facilities contain fixed charge and debt-to-earnings covenants that may limit the availability of the full borrowing capacity at any given point in time. Both facilities support our commercial paper and letter of credit programs. We have not borrowed under either of the facilities during fiscal 2008.

The U.S. retail sector and our business have been facing a very difficult environment during most of 2008. However, we believe that available short-term and long-term capital resources are sufficient to fund any incremental requirements.

Credit Ratings

The following table provides our credit ratings on unsecured debt as of November 1, 2008:

	Moody’s (a)	S&P	Fitch
Senior Unsecured Debt	Ba1	BBB-	BB+
Outlook	Stable	Negative	Negative

(a)	In November 2008, Moody’s Investors Service (“Moody’s”) downgraded our Senior Unsecured Debt from an investment grade rating of Baa3 to a speculative grade rating of Ba1. In addition, Moody’s changed their rating outlook to stable from negative.

Our borrowing costs under our term loan and revolving credit facilities are linked to our credit ratings. As a result of the Moody’s downgrade, our borrowing costs under our term loan and revolving credit facilities will increase beginning in the fourth quarter of 2008. The impact of this increase will not be material to our earnings and cash flows in the fourth quarter of 2008 or beyond. The Moody’s downgrade does not accelerate the repayment of any of our debt.

If we receive an additional downgrade in our credit ratings by any agencies listed above, the availability of additional credit could be negatively affected. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

Common Stock Share Repurchases

In October 2008, our Board of Directors authorized management to repurchase $250 million of our outstanding common stock. During the third quarter of 2008, we repurchased 14.1 million shares of our common stock for $176 million at an average price per share of approximately $12.49. Through November 28, 2008, we repurchased 4.9 million additional shares of common stock for $43 million at an average price per share of approximately $8.64.

Dividends

We have declared a quarterly dividend of $0.15 per outstanding share throughout fiscal year 2007 and 2008 to date. Dividends paid amounted to $153 million and $174 million for year-to-date 2008 and 2007, respectively.

Cash Flow

The following table provides a summary of our cash flow activity for year-to-date 2008 and 2007:

	Year-to-Date
	2008	2007
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,018	$500
Net Cash Flows Provided by (Used for) Operating Activities	3	(423)
Net Cash Flows (Used for) Provided by Investing Activities	(177)	173
Net Cash Flows Used for Financing Activities	(467)	(32)

Net Decrease in Cash and Cash Equivalents	(641)	(282)

Cash and Cash Equivalents, End of Period	$377	$218

Operating Activities

Net cash provided by operating activities in 2008 was $3 million, including net income of $204 million. Net income included depreciation and amortization and the $109 million net gain on joint ventures. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal increase in inventories (and related increases in accounts payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year.

Net cash used for operating activities in 2007 was $423 million including net income of $329 million. Net income included (a) depreciation and amortization, (b) the $302 million gain on divestiture of Express, (c) the $100 million gain on distribution from Easton Town Center, LLC, and (d) deferred income taxes partially offset by the $72 million loss on divestiture of Limited Stores. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. Inventory levels increased substantially less in 2007 due to a concerted effort to control and reduce inventory levels across the enterprise and due to reductions in safety stocks at Bath & Body Works that increased during 2006 in connection with the 2006 supply chain system conversion. Other significant items in working capital were increases in Accounts Receivable related to the divestitures of the apparel businesses and the resulting increase in Mast third party sales to Express and Limited Stores and decreases in Income Taxes Payable.

Investing Activities

Net cash used for investing activities in 2008 was $177 million consisting primarily of $406 million of capital expenditures offset by $144 million from the divestiture of a joint venture and $95 million from returns of capital from Express. The capital expenditures included $308 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Net cash provided by investing activities in 2007 was $173 million consisting primarily of $547 million of proceeds from the divestiture of Express and $102 million of proceeds from a distribution from Easton Town Center, LLC, partially offset by $623 million of capital expenditures. The capital expenditures included $407 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Financing Activities

Net cash used for financing activities in 2008 was $467 million consisting primarily of cash payments of $333 million related to the repurchase of shares of common stock under our November 2007 and October 2008 share repurchase programs and quarterly dividend payments of $0.15 per share, or $153 million.

Net cash used for financing activities in 2007 was $32 million consisting primarily of (a) debt offerings proceeds of $997 million (b) term loan financing proceeds of $250 million, partially offset by (a) cash payments of $1.2 billion related to the repurchase of shares of common stock during 2007 under our various share repurchase programs and (b) dividend payments of $174 million.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $213 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands Inc. (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2019. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses, and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

In April 2008, we received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of our liability for guaranteed future lease payments of Express. We can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the September 30, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $21 million as of November 1, 2008.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and is effective prospectively beginning in 2009. We are currently evaluating the disclosure implications to our financial statements.

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

Accordingly, as of February 3, 2008, we adopted SFAS 157 for financial assets and liabilities only. As of November 1, 2008, our financial assets and liabilities subject to SFAS 157 consisted of the cross-currency interest rate swaps and the participating interest rate swap. The fair value of these instruments is determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on our results of operations, financial condition or liquidity. We plan to adopt SFAS 157 at the beginning of 2009 for items within the scope of FSP FAS 157-2 and are currently evaluating the impact to our financial statements.

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

Our foreign exchange rate exposure is primarily the result of the January 2007 acquisition of La Senza Corporation, whose operations are conducted primarily in Canada. To mitigate the translation risk to our earnings and the fair value of our investment in La Senza associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate.

In addition, La Senza’s Canadian dollar denominated earnings are subject to U.S. dollar-Canadian dollar exchange rate risk as substantially all of La Senza’s merchandise is sourced through U.S. dollar transactions.

We are exposed to interest rate risk in relation to our investments and our debt. Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is comprised primarily of U.S. government-backed securities. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk associated with increases or decreases in interest rates.

The majority of our long-term debt as of November 1, 2008 has fixed interest rates. Thus, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. Our $750 million term loan due August 2012 contains a variable interest rate that fluctuates based on changes in an underlying benchmark interest rate and changes in our credit rating. In January 2008, we executed a participating interest rate swap arrangement which limits our exposure to increases in the benchmark interest rate while allowing us to partially participate in any decreases in the benchmark interest rate. Prior to the execution of the participating interest rate swap, a hypothetical 50 basis point increase in the average term loan interest rate would have resulted in $3 million of additional interest expense during 2007.

We use derivative financial instruments like the cross-currency swaps and the participating interest rate swap arrangement to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.

Fair Value of Financial Instruments

As of November 1, 2008, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of long-term debt and swap arrangements as of November 1, 2008, February 2, 2008 and November 3, 2007:

	November 1, 2008	February 2, 2008	November 3, 2007
	(in millions)
Long-term Debt:
Carrying Value	$2,897	$2,912	$2,916
Fair Value, Estimated	2,092	2,789	2,938
Aggregate Fair Value of Cross-currency Swap Arrangements (a)	(10)	54	99
Fair Value of Participating Interest Rate Swap Arrangement (a)	8	13	NA

(a)	Swap arrangements are in an (asset) liability position.

The decrease in estimated fair value of our long-term debt from February 2, 2008 to November 1, 2008, reflects the substantial increase in volatility in the credit markets and the associated higher yields on our publicly traded debt.

We maintain cash and cash equivalents with various major financial institutions, as well as corporate commercial paper. We monitor the relative credit standing of these financial institutions and other entities and limit the amount of credit exposure with any one entity. We also monitor the creditworthiness of entities to which we grant credit terms in the normal course of business and counterparties to derivative instruments.

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

Changes in internal control over financial reporting. In April 2008, Mast implemented new supply chain management and finance systems and related processes in the third phase of an enterprise wide systems implementation. Various controls were modified due to the new systems. Additionally, subsequent to implementation, we established additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe that the system and process changes will enhance internal control over financial reporting in future periods. There were no other changes in our internal control over financial reporting that have occurred which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2007 Annual Report on Form 10-K. We have updated the following risk factor to reflect changes during the third quarter of 2008 that we believe to be material to the risk factors set forth in our 2007 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2007 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Our revenue and profit results are sensitive to, and may be adversely affected by, general economic conditions, consumer confidence and spending patterns.

Our growth, sales and profitability may be adversely affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. Purchases of women’s intimate and other apparel, beauty and personal care products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which would further adversely affect our profitability.

The current volatility and disruption to the capital and credit markets have reached unprecedented levels and have significantly adversely impacted global economic conditions resulting in (a) additional recessionary pressures; (b) significant tightening in the credit and lending markets; and (c) a low level of liquidity in many financial markets. There could be a number of follow-on effects from these economic developments on our business, including (a) insolvency of key suppliers resulting in product delays; (b) counterparty failures negatively impacting our treasury operations; and (c) decreased customer confidence and demand, thereby reducing sales, particularly in the critical holiday season.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2008:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2008	59	$19.43	—	$—
September 2008	11	18.26	—	—
October 2008	14,100	12.49	14,090	74,060

Total	14,170	12.52	14,090	74,060

(a)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, (ii) the use of our stock to pay the exercise price on employee stock options, and (iii) our small shareholder repurchase program.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 2 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibits
15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer
Executive Vice President and Chief Financial Officer *

Date: December 5, 2008

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.