Form 10-K
period 2009-01-31
LIMITED BRANDS INC
filed 2009-03-27
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $4,275,117,660.

Number of shares outstanding of the registrant’s Common Stock as of March 20, 2009: 320,996,436.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders to be held on May 28, 2009, are incorporated by reference.

PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS.

Limited Brands, Inc. (the “Company”) cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by the Company or management of the Company involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements.

A number of factors could cause our results to differ materially from those indicated by such forward-looking statements, including those detailed under the heading, “Risk Factors” in Part I, Item 1A.

GENERAL.

We operate in the highly competitive specialty retail business. We are a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories under various trade names. We sell our merchandise through our retail stores in the United States and Canada, which are primarily mall-based, and through our websites and catalogues.

FISCAL YEAR.

Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2009”, “2008”, “2007” and “2005” refer to the 52 week periods ending January 30, 2010, January 31, 2009, February 2, 2008 and January 28, 2006, respectively. “2006” refers to the 53 week period ended February 3, 2007.

DESCRIPTION OF OPERATIONS.

As of January 31, 2009, we conducted our business in two primary segments: Victoria’s Secret and Bath & Body Works.

VICTORIA’S SECRET

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue. Through its website and catalogue, certain of Victoria’s Secret’s merchandise may be purchased worldwide. La Senza products may also be purchased through its website, www.LaSenza.com.

In January 2007, we completed our acquisition of La Senza Corporation (“La Senza”). La Senza is a Canadian specialty retailer offering lingerie and sleepwear as well as apparel for girls in the 7-14 year age group. In addition, La Senza licensees operate independently owned stores in 45 other countries. The results of La Senza are included in the Victoria’s Secret segment. For additional information, see Note 6 and Note 21 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

The Victoria’s Secret segment had net sales of $5.604 billion in 2008 and operated 1,043 stores in the United States and 322 stores in Canada.

BATH & BODY WORKS

The Bath & Body Works segment sells personal care, beauty and home fragrance products under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names in addition to third-party brands. Bath & Body Works merchandise is sold through retail stores, its website, www.bathandbodyworks.com, and its catalogue.

The Bath & Body Works segment had net sales of $2.374 billion for 2008 and operated 1,638 stores in the United States.

OTHER

Other consists of the following:

•	Henri Bendel, operator of five specialty stores which feature accessories, fashion and personal care products;

•	Bath & Body Works Canada, operator of six specialty stores which feature personal care, beauty and home fragrance products;

•	Mast, an apparel merchandise sourcing and production company serving Victoria’s Secret, La Senza and third-party customers;

•	Beauty Avenues, a personal care sourcing and production company serving Victoria’s Secret, La Senza and Bath & Body Works; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

For additional information about our business, including our net sales and profits for the last three years and selling square footage, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation. For the financial results of our reportable segments, see Note 21 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

SUMMARY OF COMPANY-OWNED RETAIL LOCATIONS

The following chart provides the retail businesses and the number of our company-owned retail stores in operation for each business as of January 31, 2009 and February 2, 2008.

	January 31, 2009	February 2, 2008
Victoria’s Secret
Victoria’s Secret Stores	1,043	1,020
La Senza	322	312

Total Victoria’s Secret	1,365	1,332
Bath & Body Works	1,638	1,592
Henri Bendel	5	2
Bath & Body Works Canada	6	—

Total	3,014	2,926

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	Acquired/ Divested Businesses		End of Year
2008	2,926	145	(57)	—		3,014
2007	3,766	129	(100)	(869	)(a)	2,926
2006	3,590	52	(169)	293	(b)	3,766
2005	3,779	50	(239)	—		3,590
2004	3,911	39	(171)	—		3,779

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(b)	Represents stores acquired in the La Senza acquisition on January 12, 2007.

ADDITIONAL INFORMATION

During 2008, we purchased merchandise from over 1,000 suppliers located throughout the world. Excluding Mast and Beauty Avenues, no supplier provided 10% or more of our merchandise purchases.

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

Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2008, 2007 and 2006 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.

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

COMPETITION.

The sale of women’s intimate and other apparel, personal care and beauty products and accessories through retail stores is a highly competitive business with numerous competitors, including individual and chain specialty stores, department stores and discount retailers. Brand image, marketing, design, price, service, assortment and quality are the principal competitive factors in retail store sales. Our direct response businesses compete with numerous national and regional direct response merchandisers. Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in direct response sales.

ASSOCIATE RELATIONS.

On January 31, 2009, we employed approximately 90,900 associates, 72,100 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding our executive officers.

Leslie H. Wexner, 71, has been our Chairman of the Board of Directors for more than thirty years and our Chief Executive Officer since our founding in 1963.

Martyn R. Redgrave, 56, has been our Executive Vice President and Chief Administrative Officer since March 2005. In addition, Mr. Redgrave was our Chief Financial Officer from September 2006 to April 2007.

Stuart B. Burgdoerfer, 46, has been our Executive Vice President and Chief Financial Officer since April 2007.

Sharen J. Turney, 52, has been our Chief Executive Officer and President of Victoria’s Secret Megabrand and Intimate Apparel since July 2006.

Diane L. Neal, 52, has been our Chief Executive Officer and President of Bath & Body Works since June 2007.

Jane L. Ramsey, 51, has been our Executive Vice President, Human Resources, since April 2006.

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

Our revenue, profit results and cash flow are sensitive to, and may be adversely affected by, general economic conditions, consumer confidence and spending patterns.

Our growth, sales and profitability may be adversely affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof.

Purchases of women’s intimate and other apparel, beauty and personal care products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which would further adversely affect our profitability and cash flow.

The current economic crisis has reduced consumer demand, which has adversely affected our results of operations and may continue to do so. Our financial performance in 2008 was significantly impacted by the global economic downturn and its effect on the retail environment.

Further deterioration in economic conditions, along with increasing unemployment levels, may continue to reduce the level of consumer spending and inhibit customers’ use of credit, which may continue to adversely affect our revenues and profits through reduced purchases of our products. In such circumstances, we may increase the number of promotional sales, which would further adversely affect our profitability.

The global economic crisis could also impair the solvency of our suppliers, customers and other counterparties.

There could be a number of additional effects from the ongoing economic downturn. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to delivery delays or failures. We provide merchandise sourcing services to other retailers and licensees and grant credit to these parties in the normal course of business which subjects us to potential credit risk. Additionally, we have guaranteed the lease payments of certain of our former subsidiaries. Financial difficulties of our customers or those former subsidiaries for whom we guarantee lease payments could adversely impact our results of operations. Finally, other counterparty failures, including banks and counterparties to contractual arrangements, could negatively impact our business.

The global economic crisis could have a material adverse effect on our liquidity and capital resources.

Recently, the general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly. These conditions have adversely affected access to capital and increased the cost of capital. Although we believe that our capital structure and credit facilities will provide sufficient liquidity through the credit crisis, there can be no assurance that our liquidity will not be affected by these changes in the financial markets or that our capital resources will at all times be sufficient to satisfy our liquidity needs. If these conditions continue or become worse, our future cost of debt and equity capital and access to the capital markets could be adversely affected.

Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space.

Most of our stores are located in retail shopping areas including malls and other types of retail centers. Sales at these stores are derived, in part, from the high volume of traffic in those retail areas. Our stores benefit from the ability of the retail and other attractions in an area including “destination” retail and other attractions to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by economic downturns in a particular area, competition from other retail and non-retail attractions and other retail areas where we do not have stores. Recently, sales volume and mall traffic has been adversely affected by the recessionary economic conditions.

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

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. In addition, these goals may be adversely affected by the current recessionary conditions.

Our plans for international expansion include risks that could materially adversely impact our growth.

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

We have global representation through independently owned La Senza stores operated by licensees. Although we have criteria to evaluate and select prospective licensees, the amount of control we can exercise over our licensees is limited and the quality of licensed operations may be diminished by any number of factors beyond our control. Licensees may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Our brand image and reputation may suffer materially and our sales could decline if our licensees do not operate successfully.

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

We believe that our trade names and trademarks are an essential element of our strategy. We have obtained or applied for federal registration of these trade names and trademarks and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third-party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand images could be materially adversely affected.

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

Our stock price may be volatile.

Our stock price may fluctuate substantially as a result of quarter to quarter variations in our actual or projected performance or the financial performance of other companies in the retail industry. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

Our failure to maintain our credit rating could negatively affect our ability to access capital and would increase our interest expense.

The credit ratings agencies periodically review our capital structure and the quality and stability of our earnings. Any negative ratings actions could constrain the capital available to our company or our industry and could limit our access to funding for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs will likely increase, our financial condition could be harmed and future results of operations could be adversely affected. Additionally, our failure to maintain our credit rating would result in higher interest costs under our existing debt terms.

We may be unable to service our debt.

We may be unable to service our outstanding debt or any other debt we incur. Additionally, some of our debt related agreements require maintenance of certain financial ratios which limit the total amount we may borrow and also prohibit certain types of liens on property or assets. If we violate the financial ratios associated with these debt agreements, we may be required to accelerate repayment of this debt.

Our inability to compete favorably in our highly competitive segment of the retail industry could negatively impact our results.

The sale of intimate and other apparel, personal care products and accessories is highly competitive. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers or retailers that sell similar lines of merchandise and who target customers through direct response channels. Brand image, marketing, design, price, service, quality, image presentation and fulfillment are all competitive factors in both the store-based and direct response channels.

Some of our competitors may have greater financial, marketing and other resources available. In many cases, our competitors sell their products in department stores that are located in the same shopping malls as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls.

Increased competition could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our financial condition and results of operations. The recent recessionary conditions have resulted in more significant competition and our competitors have lowered prices and engaged in more promotional activity.

Our inability to remain current with fashion trends and launch new product lines successfully could negatively impact the image and relevance of our brands.

Our success depends in part on management’s ability to effectively anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, saleable product offerings far in advance of the actual time of sale to the customer. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales will be lower potentially resulting in significant amounts of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions or price markdowns, which could have a material adverse effect on our financial condition and results of operations. Our brand image may also suffer if customers believe merchandise misjudgments indicate we are no longer able to identify and offer the latest fashions.

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

We believe our competitive advantage is providing a positive, engaging and satisfying experience for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store personnel and talented merchants. The turnover rate in the retail industry is high and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals could require us to pay higher wages to attract a sufficient number of employees. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our business, financial condition and results of operations.

We rely significantly on foreign sources of production and maintenance of operations in foreign countries.

We purchase merchandise directly in foreign markets and in the domestic market. We do not have any material long-term merchandise supply contracts. Many of our imports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or safeguard quotas. We compete with other companies for production facilities.

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

Our results may be adversely affected by fluctuations in energy costs.

Energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase product from our manufacturers. A continual rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our financial condition and results of operations.

We may be adversely impacted by increases in costs of mailing, paper and printing.

Postal rate increases and paper and printing costs will affect the cost of our order fulfillment and catalogue and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. Future paper and postal rate increases could adversely impact our earnings if we are unable to pass such increases directly onto our customers or if we are unable to implement more efficient printing, mailing, delivery and order fulfillment systems.

We self-insure certain risks and may be adversely impacted by unfavorable claims experience.

We are self-insured for various types of insurable risks including associate medical benefits, workers’ compensation, property, general liability and automobile up to certain stop-loss limits. Claims are difficult to predict and may be volatile. Any adverse claims experience could result in future costs significantly in excess of historical costs and could have a material adverse effect on our results of operations and financial condition.

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

In addition, we are currently implementing modifications and upgrades to the information technology systems for merchandise, sourcing, distribution, e-commerce and support systems, including finance. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions. The launch of these successor systems will take place in a phased approach. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

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

We may be subject to certain legal matters.

We are subject to complex compliance and litigation risks. Difficulty can exist in complying with sometimes conflicting regulations in local, national or international jurisdictions as well as new or changing regulations that affect how we operate. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and shareholders that could have a material adverse effect on our reputation, financial condition and on the market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 31, 2009:

Location	Use	Approximate Square Footage
Columbus, Ohio	Corporate, distribution and shipping	6,414,000
New York, New York	Office, sourcing and product development/design	554,000
Montreal, Quebec, Canada	Office, distribution and shipping	455,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	80,000
Rio Rancho, New Mexico	Call center	73,000
Paramus, New Jersey	Research and development and office	31,000
Various foreign locations	Office and sourcing	33,000

United States

Our business for both the Victoria’s Secret and Bath & Body Works segments is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York, New York; Kettering, Ohio; Rio Rancho, New Mexico and Paramus, New Jersey.

Our distribution and shipping facilities consist of seven buildings located in the Columbus, Ohio area. These buildings, including attached office space, comprise approximately 6.4 million square feet.

As of January 31, 2009, we operate 2,686 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the United States. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years. The leases expire at various dates between 2009 and 2024.

Typically, when space is leased for a retail store in a mall or shopping center, we supply all improvements, including interior walls, floors, ceilings, fixtures and decorations. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide an allowance to fund all or a portion of the cost of improvements serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We usually pay certain operating costs such as common area maintenance, utilities, insurance and taxes. For additional information, see Note 16 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

International

Canada

Our international business is principally conducted from owned and leased office, distribution and shipping facilities located in the Montreal, Quebec area. Additional leased office facilities are located in Toronto, Ontario.

Our distribution and shipping facilities consist of two buildings located in the Montreal, Quebec area. These buildings, including attached office space, comprise approximately 355,000 square feet. Additionally, we lease additional office facilities in the Montreal area comprised of approximately 100,000 square feet.

As of January 31, 2009, we operate 328 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years. The leases expire at various dates between 2009 and 2024.

Other International

As of January 31, 2009, we also have global representation through 497 independently owned “La Senza” and “La Senza Girl” stores operated by licensees in 45 countries under 13 license agreements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock (“LTD”) is traded on the New York Stock Exchange. On January 31, 2009, there were approximately 59,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 165,000.

The following table provides our quarterly market prices and cash dividends per share for 2008 and 2007:

	Market Price		Cash Dividend Per Share
	High	Low
2008
Fourth quarter	$12.25	$6.90	$0.15
Third quarter	22.16	9.85	0.15
Second quarter	19.73	14.45	0.15
First quarter	19.45	14.41	0.15

2007
Fourth quarter	$21.92	$14.82	$0.15
Third quarter	24.85	20.73	0.15
Second quarter	29.30	22.81	0.15
First quarter	29.88	24.87	0.15

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index. The plotted points represent the closing price on the last day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG LIMITED BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX

*$100 INVESTED IN STOCK OR IN INDEX AT THE CLOSING PRICE ON 1/31/04 – INCLUDING REINVESTMENT OF DIVIDENDS.

The following table provides our repurchases of our common stock during the fourth quarter of 2008:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs(c)
	(in thousands)		(in thousands)
November 2008	4,963	$8.63	4,958	$31,244
December 2008	3	9.54	—	31,244
January 2009	—	—	—	31,244

Total	4,966	8.64	4,958	31,244

(a)	The total number of shares repurchased primarily includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of our stock to pay the exercise price on employee stock options.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	January 31, 2009	February 2, 2008	February 3, 2007(a)(b)	January 28, 2006(c)	January 29, 2005
	(in millions)
Summary of Operations
Net Sales	$9,043	$10,134	$10,671	$9,699	$9,408
Gross Profit (d)	3,006	3,509	4,013	3,480	3,394
Operating Income (e)	589	1,110	1,176	986	1,027
Income Before Cumulative Effect of Changes in Accounting Principle (f)	220	718	675	666	705
Cumulative Effect of Changes in Accounting Principle(b)(c)	—	—	1	17	—
Net Income (f)	220	718	676	683	705

	(as a percentage of net sales)
Gross Profit (d)	33.2%	34.6%	37.6%	35.9%	36.1%
Operating Income	6.5%	11.0%	11.0%	10.2%	10.9%
Income Before Cumulative Effect of Changes in Accounting Principle	2.4%	7.1%	6.3%	6.9%	7.5%

Per Share Results
Net Income per Basic Share:
Income Before Cumulative Effect of Changes in Accounting Principle	$0.66	$1.91	$1.71	$1.66	$1.50
Net Income per Basic Share	0.66	1.91	1.71	1.70	1.50
Net Income per Diluted Share:
Income Before Cumulative Effect of Changes in Accounting Principle	$0.65	$1.89	$1.68	$1.62	$1.47
Net Income per Diluted Share	0.65	1.89	1.68	1.66	1.47
Dividends per Share (g)	$0.60	$0.60	$0.60	$0.60	$1.71
Weighted Average Diluted Shares Outstanding (in millions)	337	380	403	411	479

Other Financial Information	(in millions)
Cash and Cash Equivalents	$1,173	$1,018	$500	$1,208	$1,161
Total Assets	6,972	7,437	7,093	6,346	6,089
Working Capital	1,612	1,545	1,062	1,209	1,233
Net Cash Provided by Operating Activities	954	765	600	1,081	933
Capital Expenditures	479	749	548	480	431
Long-term Debt	2,897	2,905	1,665	1,669	1,646
Other Long-term Liabilities	732	709	520	452	447
Shareholders’ Equity	1,874	2,219	2,955	2,471	2,335

Return on Average Shareholders’ Equity	11%	28%	25%	28%	19%
Comparable Store Sales (Decrease) Increase (h)	(9%)	(2%)	7%	(1%)	4%
Return on Average Assets	3%	10%	10%	11%	10%
Debt-to-equity Ratio	155%	131%	56%	68%	70%
Current Ratio	2.3	2.1	1.6	1.8	1.9

Stores and Associates at End of Year
Number of Stores (i)	3,014	2,926	3,766	3,590	3,779
Selling Square Feet (in thousands) (i)	10,898	10,310	15,719	15,332	15,801
Number of Associates	90,900	97,500	125,500	110,000	115,300

(a)	Fifty-three week fiscal year.

(b)	On January 29, 2006, we adopted Statement of Financial Accounting Standards 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. For additional information, see Notes 2 and 20 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

(d)	Amounts presented are restated for 2007 to conform to current period presentation.

(e)	Operating income includes the effect of the following items:

(i)	In 2008, a $215 million impairment charge related to goodwill and other intangible assets for our La Senza business, a $128 million gain related to the divestiture of a personal care joint venture, $23 million of expense related to restructuring activities and a $19 million impairment charge related to a joint venture.
(ii)	In 2007, a $302 million gain related to the divestiture of Express, a $72 million loss related to the divestiture of Limited Stores, $48 million related to initial recognition of income for unredeemed gift cards at Victoria’s Secret, $53 million of expense related to various restructuring activities and $37 million of gains related to asset sales.
(iii)	In 2006, $26 million in incremental share-based compensation expense related to the adoption of SFAS 123(R).
(iv)	In 2005, $30 million related to initial recognition of income for unredeemed gift cards at Bath & Body Works and Express.
(v)	In 2004, a $61 million charge to correct our accounting for straight-line rent and the depreciation and amortization of leasehold improvements and certain landlord allowances.

For additional information on 2008, 2007 and 2006 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(f)	In addition to the items previously discussed in (e), net income includes the effect of the following items:

(i)	In 2008, $15 million of favorable tax benefits in the fourth quarter primarily related to certain discrete foreign and state income tax items and a $13 million pre-tax gain related to a cash distribution from Express.
(ii)	In 2007, a $100 million pre-tax gain related to a cash distribution from Easton Town Center, LLC, a $17 million pre-tax gain related to an interest rate hedge and $67 million of favorable tax benefits primarily relating to: 1) the reversal of state net operating loss carryforward valuation allowances and other favorable tax benefits associated with the Apparel divestitures; 2) a decline in the Canadian federal tax rate; 3) audit settlements and 4) other items.

(iii)	In 2005, a $77 million favorable one-time tax benefit related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act and $40 million of pre-tax interest income related to an Internal Revenue Service tax settlement.

(iv)	In 2004, pre-tax non-operating gains of $90 million related to New York & Company and $18 million related to Galyan’s Trading Company, Inc.

For additional information on 2008 and 2007 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(g)	In 2004, dividends per share include a special dividend of $1.23 per share.

(h)	A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(i)	Number of stores and selling square feet excludes independently owned La Senza stores operated by licensees.

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

Our operating results are generally impacted by changes in the U.S. and Canadian economies and, therefore, we monitor the retail environment using, among other things, certain key industry performance indicators such as the University of Michigan Consumer Sentiment Index (which measures consumers’ views on the future course of the U.S. economy), the National Retail Traffic Index (which measures traffic levels in malls nationwide) and National Retail Sales (which reflects sales volumes of 5,000 businesses as measured by the U.S. Census Bureau). These indices provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of key performance indicators including comparable store sales, gross profit, operating income and other performance metrics such as sales per average selling square foot and inventory per selling square foot in assessing our performance.

Executive Overview

Strategy

Our strategy supports and drives our mission to build a family of the world’s best fashion retail brands whose well-told stories create loyal customers and deliver sustained growth for our stakeholders.

To execute our strategy, we are focused on these key strategic imperatives:

•	Grow our core brands in current channels and geographies;

•	Extend our core brands into larger footprints and new channels and geographies;

•	Incubate and grow new brands in current channels;

•	Build enabling infrastructure and capabilities;

•	Become the top destination for talent; and

•	Optimize our capital structure.

2008 Overview

We anticipated that the retail environment would be challenging in 2008. However, the holiday season was much more difficult than expected as a result of the global economic downturn and its impact on the U.S. and Canadian retail environment. Our financial performance in 2008 was significantly impacted by the downturn. Our net sales decreased 11% to $9.043 billion, driven by a comparable store sales decrease of 9%, and our operating income decreased $521 million to $589 million. The decline in our operating income included a $215 million impairment of goodwill and other intangible assets related to our La Senza business. For additional information related to our 2008 financial performance, see “Results of Operations—2008 Compared to 2007.”

As a result of these challenges, we focused on the conservative management of retail fundamentals including:

•	Inventory levels—we ended 2008 down 6% and 33% as compared to 2007 and 2006, respectively, and our inventory per selling square foot ended 2008 down 8% and 34% compared to 2007 and 2006, respectively;

•

Operating expenses—we have taken actions to reduce our expense base including reducing our home office headcount by approximately 10% during the second quarter of 2007 and an additional 10% during the fourth quarter of 2008;

•	Capital expenditures—we reduced our capital expenditures from $749 million in 2007 to $479 million in 2008. We are currently planning capital expenditures of approximately $200 million in 2009;

•

Cash and liquidity—we generated cash flow from operations of $954 million in 2008 and ended 2008 with $1.2 billion in cash. Additionally, in February 2009, we renegotiated the covenants on our $750 million term loan and $1 billion revolving credit facility to provide us additional flexibility in this uncertain environment.

Despite the challenging environment during 2008, we accomplished the following in terms of the execution of our business strategy:

•	The stabilization of operations in our new distribution center for Victoria’s Secret Direct;

•	The divestiture of a personal care joint venture in the first quarter of 2008 which generated pre-tax cash proceeds of $159 million and a pre-tax gain of $128 million;

•	The successful introduction of Bath & Body Works stores into Canada; and

•	The implementation of our new supply chain systems at Mast.

2009 Outlook

Economic Environment

The global retail sector and our business continue to face a very uncertain and difficult environment and, as a result, we have taken a defensive stance in terms of the financial management of our business. We will continue to manage our business conservatively and we will focus on the execution of the retail fundamentals noted above.

At the same time, we are aggressively focusing on bringing compelling merchandise assortments, marketing and store experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this difficult environment. We believe that our brands, which lead their categories and offer high emotional content at accessible prices, are well positioned heading into 2009.

International Expansion

We anticipate opening approximately 20 new Bath & Body Works Canada stores in 2009. The six stores that we opened in 2008 have exceeded our performance expectations. Additionally, we will continue to explore other international opportunities in 2009.

Capital Expenditures

We plan to spend approximately $200 million in 2009 on capital expenditures with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 50 new stores in the U.S. and Canada and to remodel approximately 40 stores during 2009.

Store Data

The following table compares 2008 store data to the comparable periods for 2007 and 2006:

	2008	2007	2006	% Change
				2008	2007
Sales Per Average Selling Square Foot
Victoria’s Secret Stores	$620	$694	$731	(11%)	(5%)
La Senza (a) (b) (c)	524	529	NM	(1%)	NM
Bath & Body Works	594	655	697	(9%)	(6%)

Sales per Average Store (in thousands)
Victoria’s Secret Stores	$3,480	$3,678	$3,698	(5%)	(1%)
La Senza (a) (b) (c)	1,551	1,619	NM	(4%)	NM
Bath & Body Works	1,410	1,540	1,613	(8%)	(5%)

Average Store Size (selling square feet)
Victoria’s Secret Stores	5,727	5,489	5,111	4%	7%
La Senza (a) (c)	3,026	2,888	NM	5%	NM
Bath & Body Works	2,378	2,370	2,331	—%	2%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores	5,973	5,599	5,126	7%	9%
La Senza (a) (c)	974	901	944	8%	(5%)
Bath & Body Works	3,895	3,773	3,604	3%	5%

(a)	La Senza was acquired on January 12, 2007.
(b)	Excluding the impact of currency fluctuations, sales per average selling square foot were flat for 2008 and sales per average store decreased 3% for 2008.
(c)	Metric excludes independently owned La Senza stores operated by licensees.
NM	Not meaningful

The following table compares 2008 store data to the comparable periods for 2007 and 2006:

Number of Stores (a)	2008	2007	2006
Victoria’s Secret
Beginning of Period	1,020	1,003	998
Opened	41	35	24
Closed	(18)	(18)	(19)

End of Period	1,043	1,020	1,003

La Senza (b)
Beginning of Period	312	291	—
Opened	15	27	—
Closed	(5)	(6)	(2)
Acquired	—	—	293

End of Period	322	312	291

Bath & Body Works
Beginning of Period	1,592	1,546	1,555
Opened	80	67	20
Closed	(34)	(21)	(29)

End of Period	1,638	1,592	1,546

Apparel
Beginning of Period	—	918	1,035
Opened	—	—	2
Closed	—	(49)	(119)
Divested (c)	—	(869)	—

End of Period	—	—	918

(a)	Excludes Henri Bendel store locations (5 in 2008 and 2 in 2007 and 2006), Bath & Body Works Canada store locations (6 in 2008 and 0 in 2007 and 2006) and Diva London store locations (0 in 2008 and 2007 and 6 in 2006).
(b)	Number of stores excludes independently owned La Senza stores operated by licensees.
(c)	Represents stores related to the 75% divestitures of our ownership interests in Express and Limited Stores in July 2007 and August 2007, respectively.

Results of Operations—2008 Compared to 2007

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2008 in comparison to 2007:

			Operating Income Rate
	2008	2007(a)	2008	2007
	(in millions)
Victoria’s Secret (b) (c)	$405	$718	7.2%	12.8%
Bath & Body Works	215	302	9.1%	12.1%
Apparel (d)	—	250	NA	28.7%
Other (e) (f) (g) (h)	(31)	(160)	(2.9%)	(13.7%)

Total	$589	$1,110	6.5%	11.0%

(a)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008. For additional information, see Note 21 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	2008 includes a $215 million impairment charge related to goodwill and other intangible assets for the La Senza business. For additional information, see Critical Accounting Policies and Estimates and Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)	2007 includes $48 million related to initial recognition of income for unredeemed gift cards for Victoria’s Secret.
(d)	2007 includes a $230 million net gain related to the divestiture of Express and Limited Stores. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(e)	Includes Corporate, Mast, Henri Bendel and Bath & Body Works Canada.
(f)	2008 includes a $109 million net gain on joint ventures. For additional information, see Note 6 and Note 11 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(g)	2008 includes $23 million of expense related to restructuring activities. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(h)	2007 includes restructuring and impairment charges totaling $53 million, which excludes both the $6 million of minority interest income associated with the charges and $25 million in gains related to the sale of corporate aircraft. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
NA	Not applicable

For 2008, operating income decreased $521 million to $589 million and the operating income rate decreased to 6.5% from 11.0%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for 2008 in comparison to 2007:

	2008	2007	% Change
	(in millions)
Victoria’s Secret Stores	$3,590	$3,720	(3%)
La Senza (a)	491	488	1%
Victoria’s Secret Direct	1,523	1,399	9%

Total Victoria’s Secret	5,604	5,607	—%
Bath & Body Works	2,374	2,494	(5%)
Express (b)	NA	659	NM
Limited Stores (b)	NA	211	NM

Total Apparel (b)	NA	870	NM
Other (c)	1,065	1,163	(8%)

Total Net Sales	$9,043	$10,134	(11%)

(a)	La Senza includes a $19 million decrease in net sales from 2007 to 2008 related to currency fluctuations.
(b)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(c)	Other includes Corporate, Mast, Henri Bendel and Bath & Body Works Canada.
NA	Not applicable
NM	Not meaningful

The following tables provide a reconciliation of net sales for 2007 to 2008:

	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
	(in millions)
2007 Net Sales	$5,607	$2,494	$870	$1,163	$10,134
Comparable Store Sales	(289)	(212)	—	—	(501)
Sales Associated with New, Closed, Divested and Non-comparable Remodeled Stores, Net (a)	162	73	(870)	14	(621)
Direct Channels	124	19	—	—	143
Mast Third-party Sales and Other	—	—	—	(112)	(112)

2008 Net Sales	$5,604	$2,374	$—	$1,065	$9,043

(a)	Victoria’s Secret includes a $19 million decrease in net sales at La Senza related to currency fluctuations.

The following table compares 2008 comparable store sales to 2007:

	2008	2007
Victoria’s Secret Stores	(9%)	(2%)
La Senza	(3%)	6%

Total Victoria’s Secret	(8%)	(2%)
Bath & Body Works	(9%)	(4%)
Express (a)	NA	6%
Limited Stores (a)	NA	4%

Total Apparel (a)	NA	5%
Henri Bendel	1%	2%

Total Comparable Store Sales	(9%)	(2%)

(a)	Reflects comparable store sales prior to the divestitures of Express and Limited Stores in July 2007 and August 2007, respectively.
NA	Not applicable

For 2008, our net sales decreased 11% to $9.043 billion and comparable store sales decreased 9%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For 2008, net sales remained relatively flat at $5.604 billion and comparable store sales decreased 8%. The net sales result was primarily driven by:

•

At Victoria’s Secret Direct, net sales increased 9% driven by strong performance in certain categories including swimwear and dresses and the impact of the 2007 operational issues at the new distribution center;

•	At La Senza, net sales increased slightly due to increased net sales to international licensees and new store growth mostly offset by unfavorable currency fluctuations;

Partially offset by:

•

At Victoria’s Secret Stores, net sales decreased across many categories primarily driven by a merchandise assortment that did not overcome the challenging economic environment and initial recognition of gift card breakage of $48 million in 2007. The declines were partially offset by growth related to new and expanded stores and an increase in Pink.

The decrease in comparable store sales was primarily driven by declines in store traffic and transactions in addition to decreased units per sales transaction.

Bath & Body Works

For 2008, net sales decreased 5% to $2.374 billion and comparable store sales decreased 9%. Net sales decreased driven by weak store traffic and the challenging economic environment. From a category perspective, declines in Signature Collection were offset partially by increases in the Aromatherapy, True Blue Spa and home fragrance categories. The decrease in comparable store sales was primarily driven by declines in store traffic and lower average unit retail prices offset partially by an increase in merchandise units per transaction.

Apparel and Other

For 2008, Apparel net sales decreased $870 million as a result of the 2007 divestitures of 75% of our equity interests in Express and Limited Stores. In addition, Other net sales decreased $98 million to $1.065 billion primarily driven by a decrease in Mast sales as well as the personal care joint venture that was sold in the first quarter of 2008.

Gross Profit

For 2008, our gross profit decreased 14% to $3.006 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 33.2% from 34.6% primarily driven by the following:

Victoria’s Secret

For 2008, gross profit decreased primarily driven by the decrease at Victoria’s Secret Stores in net sales and the related decrease in merchandise margin dollars combined with increased buying and occupancy expenses related to our new and remodeled stores.

Victoria’s Secret Direct’s gross profit remained relatively flat as the impact of the 9% increase in net sales was offset by the impact of increased promotional activity to clear inventory and an increase in catalogue circulation.

The gross profit rate decreased driven primarily by an increase in the buying and occupancy expense rate as cited above.

Bath & Body Works

For 2008, gross profit decreased primarily driven by lower net sales and a related decrease in merchandise margin dollars combined with an increase in buying and occupancy expenses associated with store real estate activity.

The gross profit rate decreased driven primarily by an increase in the buying and occupancy expense rate due to the factors cited above.

Apparel and Other

For 2008, gross profit decreased $250 million as a result of the divestitures of 75% equity interest in Express and Limited Stores in 2007.

General, Administrative and Store Operating Expenses

For 2008, our general, administrative and store operating expenses decreased 12% to $2.311 billion primarily driven by:

•	the Apparel divestitures in the second quarter of 2007;

•	the elimination of costs related to the technology joint venture that was closed in December 2007;

•	the elimination of costs related to the personal care joint venture that was sold in the first quarter of 2008; and

•	expense reductions across all segments, primarily in home office costs.

Partially offset by:

•	gains of $25 million related to the sale of corporate aircraft in 2007.

The general, administrative and store operating expense rate decreased to 25.6% from 25.8% primarily driven by the factors cited above.

Impairment of Goodwill and Other Intangible Assets

In the fourth quarter of 2008, we recognized charges totaling $215 million related to the impairment of goodwill and trade name assets associated with our La Senza business. The impairment charges were based on our evaluation of the estimated fair value of the La Senza business and trade name assets as compared to their respective carrying values. Our evaluation concluded that as a result of the global economic downturn and the related negative impact on La Senza’s operating performance, the fair value of the La Senza business and trade name assets were below their carrying values as of the fourth quarter of 2008. For additional information, see Critical Accounting Policies and Estimates and Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Net Gain on Joint Ventures

In April 2008, we and our investment partner completed the divestiture of a personal care joint venture to a third party. We recognized a pre-tax gain of $128 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the 2008 Consolidated Statement of Income. In addition, we recorded a $19 million impairment charge related to another joint venture. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is also included in Net Gain on Joint Ventures on the 2008 Consolidated Statement of Income.

Apparel Divestitures

On July 6, 2007, we finalized the divestiture of a 75% ownership interest in our Express brand to affiliates of Golden Gate Capital for pre-tax net cash proceeds of $547 million. The transaction resulted in a pre-tax gain on divestiture of $302 million.

On August 3, 2007, we divested a 75% ownership interest of our Limited Stores business to affiliates of Sun Capital Partners. As part of the transaction, Sun Capital contributed $50 million of equity capital into the business and arranged for a $75 million credit facility. We received no cash proceeds from the transaction and recorded a pre-tax loss of $72 million on the transaction.

Other Income and Expenses

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for 2008 and 2007:

	2008	2007
Average daily borrowings (in millions)	$2,909	$2,408
Average borrowing rate (in percentages)	5.9%	6.2%

For 2008, interest expense increased $32 million to $181 million. The increase was primarily driven by an increase in average borrowings and an increase in fees related to our credit facilities partially offset by a decrease in the average borrowing rate.

Interest Income

For 2008, our interest income remained flat at $18 million as the impact of higher average invested cash balances was offset by a decrease in average effective interest rates.

Other Income (Loss)

For 2008, other income (loss) decreased $105 million to $23 million due to a 2007 gain of $100 million related to a distribution from Easton Town Center, LLC and net gains of $17 million from the settlement of interest rate lock agreements in 2007. The other income decrease was partially offset by a $71 million cash distribution from Express which resulted in a pre-tax gain of $13 million in 2008.

Minority Interest

For 2008, minority interest decreased $18 million to $4 million. Minority interest represents the proportional share of net income or losses of consolidated, less than wholly owned subsidiaries attributable to the minority interest investor. The decrease is a result of the divestiture of a personal care joint venture in first quarter of 2008 and the closure of a technology joint venture in December 2007.

Provision for Income Taxes

For 2008, our effective tax rate increased to 51.5% from 36.4%. The increase in the rate resulted primarily from the 2008 impairment of goodwill and other intangible assets at La Senza, which is not deductible for income tax purposes.

Results of Operations—Fourth Quarter of 2008 Compared to Fourth Quarter of 2007

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2008 in comparison to the fourth quarter of 2007:

	Fourth Quarter		Operating Income Rate
	2008	2007(a)	2008	2007
	(in millions)
Victoria’s Secret (b) (c)	$(2)	$358	(0.1%)	18.9%
Bath & Body Works	209	296	21.0%	27.3%
Other (d) (e)	(54)	(33)	(24.2%)	(10.5%)

Total	$153	$621	5.1%	19.0%

(a)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008. For additional information, see Note 21 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	2008 includes a $215 million impairment charge related to goodwill and other intangible assets for the La Senza business. For additional information, see Critical Accounting Policies and Estimates and Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)	2007 includes $48 million related to initial recognition of income for unredeemed gift cards for Victoria’s Secret.
(d)	Includes Corporate, Mast, Henri Bendel and Bath & Body Works Canada.
(e)	2008 includes $23 million in restructuring charges. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

For the fourth quarter of 2008, operating income decreased $468 million to $153 million and the operating income rate decreased to 5.1% from 19.0%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the fourth quarter of 2008 in comparison to the fourth quarter of 2007:

	2008	2007	% Change
Fourth Quarter	(in millions)
Victoria’s Secret Stores	$1,185	$1,294	(8%)
La Senza (a)	133	166	(20%)
Victoria’s Secret Direct	449	433	4%

Total Victoria’s Secret	1,767	1,893	(7%)
Bath & Body Works	998	1,080	(8%)
Other (b)	226	303	(25%)

Total Net Sales	$2,991	$3,276	(9%)

(a)	La Senza includes a $31 million decrease in net sales from 2007 to 2008 related to currency fluctuations.
(b)	Other includes Corporate, Mast, Beauty Avenues, Henri Bendel and Bath & Body Works Canada.

The following table provides a reconciliation of net sales for the fourth quarter of 2007 to the fourth quarter of 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
Fourth Quarter	(in millions)
2007 Net Sales	$1,893	$1,080	$303	$3,276
Comparable Store Sales	(128)	(107)	(2)	(237)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net (a)	(14)	18	11	15
Direct Channels	16	7	—	23
Mast Third-party Sales and Other	—	—	(86)	(86)

2008 Net Sales	$1,767	$998	$226	$2,991

(a)	Victoria’s Secret includes a $31 million decrease in net sales at La Senza related to currency fluctuations.

The following table compares fourth quarter of 2008 comparable store sales to fourth quarter of 2007:

Fourth Quarter	2008	2007
Victoria’s Secret Stores	(10%)	(8%)
La Senza	(10%)	6%

Total Victoria’s Secret	(10%)	(8%)
Bath & Body Works	(11%)	(8%)
Henri Bendel	(14%)	6%

Total Comparable Store Sales	(10%)	(8%)

For the fourth quarter of 2008, our net sales decreased 9% to $2.991 billion and comparable store sales decreased 10%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For the fourth quarter of 2008, net sales decreased 7% to $1.767 billion and comparable store sales decreased 10%. The decrease in net sales was primarily driven by:

•

At Victoria’s Secret Stores, net sales decreased across most categories primarily driven by a merchandise assortment that did not overcome the challenging economic environment and the initial recognition of gift card breakage of $48 million in 2007. The declines were partially offset by growth related to new and expanded stores as well as an increase in Pink;

•	At La Senza, net sales decreased due to unfavorable currency fluctuations and a merchandise assortment that did not overcome the challenging economic environment;

Partially offset by:

•

At Victoria’s Secret Direct, although sales were below our expectations due to the challenging economic environment, net sales increased 4% as we anniversaried the 2007 operational issues at the new distribution center which negatively impacted net sales in 2007.

The decrease in comparable store sales was primarily driven by declines in store traffic and lower average unit retail prices offset partially by an increase in merchandise units per transaction.

Bath & Body Works

For the fourth quarter of 2008, net sales decreased 8% to $998 million and comparable store sales decreased 11%. Net sales decreased across most merchandise categories as a result of the challenging economic environment.

The decrease in comparable store sales was primarily driven by lower average unit retail prices and declines in store traffic.

Other

For the fourth quarter of 2008, net sales decreased 25% to $226 million. The decrease in net sales was primarily driven by a decrease in Mast sales as well as the personal care joint venture that was sold in the first quarter of 2008.

Gross Profit

For the fourth quarter of 2008, our gross profit decreased 21% to $1.024 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 34.3% from 39.6% primarily driven by the following:

Victoria’s Secret

For the fourth quarter of 2008, gross profit decreased primarily driven by:

•

At Victoria’s Secret Stores, gross profit decreased significantly driven by lower merchandise margin dollars as a result of the decline in net sales, including the impact of the initial recognition of gift card breakage in 2007, and increased promotional activity to drive sales and clear inventory. In addition, buying and occupancy expenses increased as a result of investment in our new and remodeled stores.

•

At Victoria’s Secret Direct, gross profit decreased as a result of a decline in merchandise margin associated with increased promotional activity. Additionally, buying and occupancy expenses increased due to higher catalogue circulation;

•	At La Senza, gross profit decreased driven by a decrease in merchandise margin due to unfavorable currency fluctuations and a comparable store sales decrease of 10%.

The decrease in the gross profit rate was driven primarily by a decrease in the merchandise margin rate and an increase in the buying and occupancy expense rate due to the factors cited above.

Bath & Body Works

For the fourth quarter of 2008, gross profit decreased primarily driven by lower merchandise margin dollars as a result of a decline in net sales and an increase in promotional activity to drive sales and clear inventory. In addition, buying and occupancy expenses increased as a result of our store real estate activity.

The decrease in the gross profit rate was driven by a decrease in the merchandise margin rate and an increase in the buying and occupancy rate due to the factors cited above.

General, Administrative and Store Operating Expenses

For the fourth quarter of 2008, our general, administrative and store operating expenses decreased 3% to $656 million primarily driven by:

•	the elimination of costs related to the technology joint venture that was closed in December 2007; and

•	the elimination of costs related to the personal care joint venture that was sold in the first quarter of 2008.

Partially offset by:

•	a restructuring charge of $23 million consisting of severance and related costs in the fourth quarter of 2008.

The general, administrative and store operating expense rate increased to 21.9% from 20.6% primarily driven by the overall decline in sales during the fourth quarter of 2008.

Impairment of Goodwill and Other Intangible Assets

In the fourth quarter of 2008, we recognized charges totaling $215 million related to the impairment of goodwill and trade name assets associated with our La Senza business. The impairment charges were based on our evaluation of the estimated fair value of the La Senza business and trade name assets as compared to their respective carrying values. Our evaluation concluded that as a result of the global economic downturn and the related negative impact on La Senza’s operating performance, the fair value of the La Senza business and trade name assets were below their carrying values as of the fourth quarter of 2008. For additional information, see Critical Accounting Policies and Estimates and Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2008 and 2007:

Fourth Quarter	2008	2007
Average daily borrowings (in millions)	$2,900	$2,943
Average borrowing rate (in percentages)	5.9%	6.3%

For the fourth quarter of 2008, our interest expense decreased $1 million to $45 million. The decrease was primarily driven by a decrease in average borrowings and average borrowing rates offset partially by an increase in fees related to our credit facilities.

Interest Income

For the fourth quarter of 2008, our interest income decreased $4 million to $2 million. The decrease was primarily driven by a decrease in average effective interest rates which was the result of our investment portfolio shift to U.S. government-backed securities.

Other Income (Loss)

For the fourth quarter of 2008, our other income decreased $10 million to $0. The decrease was primarily driven by lower income from our equity investment in Express. We divested 75% of our equity interest in Express in July 2007 and retained the remaining 25% as an equity method investment.

Provision for Income Taxes

For the fourth quarter of 2008, our effective tax rate increased to 85.4% from 34.2%. The increase in the rate resulted primarily from the impairment of goodwill and other intangible assets at La Senza, which is not deductible for income tax purposes.

Results of Operations—2007 Compared to 2006

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2007 in comparison to 2006:

			Operating Income Rate
	2007(a)	2006(a)	2007	2006
	(in millions)
Victoria’s Secret	$718	$879	12.8%	17.1%
Bath & Body Works	302	420	12.1%	16.4%
Apparel	250	(1)	28.7%	—
Other (b)	(160)	(122)	(13.7%)	(16.8%)

Total	$1,110	$1,176	11.0%	11.0%

(a)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008. For additional information, see Note 21 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	Includes Corporate, Mast and Henri Bendel.

For 2007, operating income decreased $66 million to $1.110 billion and the operating income rate remained flat at 11.0%. The drivers of the operating income results are discussed in the following sections.

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

Gross Profit

For 2007, our gross profit decreased 13% to $3.509 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 34.6% from 37.6% primarily driven by the following:

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

General, Administrative and Store Operating Expenses

For 2007, our general, administrative and store operating expenses decreased 8% to $2.616 billion primarily driven by the Apparel divestiture, cost reductions realized in the second half of the year associated with our second quarter restructuring program and gains from the sale of corporate aircraft. These decreases were partially offset by the charges recognized primarily in the second quarter of 2007 related to the restructuring program, increased costs at Victoria’s Secret Direct related to the new distribution center and the inclusion of La Senza’s general, administrative and store operating expenses for the full year in 2007. The general, administrative and store operating expense rate decreased to 25.8% from 26.6% primarily driven by the net impact of the Apparel divestiture, including the recognition of Mast net sales to Express and Limited Stores.

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

Minority Interest

For 2007, minority interest increased $21 million to $22 million. Minority interest represents the proportional share of net income or losses of consolidated, less than wholly owned subsidiaries attributable to the minority interest investor. The increase relates to losses from a personal care joint venture acquired during the first quarter of 2007 and losses from an investment in an independent technology company focused on large multi-channel retailers.

Provision for Income Taxes

For 2007, our effective tax rate decreased to 36.4% from 38.5%. The decline in the rate is primarily due to the reversal of state net operating loss carryforward valuation allowances in conjunction with the Apparel divestitures in the second quarter of 2007, a decline in the Canadian federal tax rate, audit settlements and other items.

Results of Operations—Fourth Quarter of 2007 Compared to Fourth Quarter of 2006

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2007 in comparison to the fourth quarter of 2006:

	Fourth Quarter		Operating Income Rate
	2007(a)	2006(a)	2007	2006
	(in millions)
Victoria’s Secret	$358	$380	18.9%	20.4%
Bath & Body Works	296	324	27.3%	27.6%
Apparel	NA	33	NA	4.5%
Other (b)	(33)	(11)	(10.5%)	(4.7%)

Total	$621	$726	19.0%	18.1%

(a)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008. For additional information, see Note 21 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	Includes Corporate, Mast and Henri Bendel.

For the fourth quarter of 2007, operating income decreased $105 million to $621 million and the operating income rate increased to 19.0% from 18.1%. The drivers of the operating income results are discussed in the following sections.

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

The decrease in comparable store sales was primarily driven by decreases across most categories, including core lingerie and beauty, offset by modest increases in the Pink sub-brand and sleepwear. The decreases resulted from product assortment misses and a merchandise assortment that did not overcome the challenging economic environment during the fourth quarter of 2007.

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

Gross Profit

For the fourth quarter of 2007, our gross profit decreased 20% to $1.296 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 39.6% from 40.1% primarily driven by the following:

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

General, Administrative and Store Operating Expenses

For the fourth quarter of 2007, our general, administrative and store operating expenses decreased 24% to $675 million primarily driven by the Apparel divestitures. The general, administrative and store operating expense rate decreased to 20.6% from 22.0% primarily driven by the net impact of the Apparel divestitures, including the recognition of Mast net sales to Express and Limited Stores. The rate also benefited from the initial recognition of gift card breakage at Victoria’s Secret and lower incentive compensation and marketing expense.

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

As of January 31, 2009, we had total revolving credit facilities of $1.3 billion including a $1 billion, 5-year facility that expires in August 2012 (the “5-Year Facility”) and a $300 million, 364-day facility that was set to expire in July 2009 (the “364-Day Facility”). The facilities contain fixed charge coverage and leverage covenants that may limit the availability of the facilities. Both facilities support our commercial paper and letter of credit programs. We did not borrow under either of the facilities in 2008.

On February 19, 2009, we amended the 5-Year Facility and the $750 million term loan maturing in August 2012 (“Term Loan”) and we canceled the 364-Day Facility after determining it was no longer required. The amendment to the 5-Year Facility and the Term Loan includes changes to both the fixed charge coverage and leverage covenants which provide additional flexibility. Under the amended covenants, we are required to maintain the fixed charge coverage ratio at 1.60 or above through fiscal year 2010 and 1.75 or above thereafter. The leverage ratio, which is debt compared to EBITDA, as those terms are defined in the agreement, must not exceed 5.0 through the third quarter of fiscal year 2010, 4.5 from the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011 and 4.0 thereafter. The amendment also increases the interest costs and fees associated with the 5-Year Facility and the Term Loan, provides for certain security interests as defined in the agreement and limits dividends, share repurchases and other restricted payments as defined in the agreement to $220 million per year with certain potential increases as defined in the agreement. The interest rate as of January 31, 2009 on the Term Loan would have been 6.69% had the amendment been effective at that date. The amendment does not impact the maturity dates of either the 5-Year Facility or the Term Loan.

The U.S. retail sector and our business have faced a very difficult environment during most of 2008 and into 2009. However, we believe that available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of January 31, 2009, February 2, 2008 and February 3, 2007:

	January 31, 2009	February 2, 2008	February 3, 2007
	(in millions)
Cash Provided by Operating Activities	$954	$765	$600
Capital Expenditures	479	749	548
Working Capital	1,612	1,545	1,062
Capitalization:
Long-term Debt	2,897	2,905	1,665
Shareholders’ Equity	1,874	2,219	2,955

Total Capitalization	4,771	5,124	4,620
Additional Amounts Available Under Credit Agreements (a)	1,300	1,500	1,000

(a)	On February 19, 2009, we cancelled the 364-Day Facility, thereby reducing the amount available under credit agreements to $1 billion as of that date.

The following table provides certain measures of liquidity and capital resources as of January 31, 2009, February 2, 2008 and February 3, 2007:

	January 31, 2009	February 2, 2008	February 3, 2007
Debt-to-equity Ratio (a)	155%	131%	56%
Debt-to-capitalization Ratio (b)	61%	57%	36%
Cash Flow to Capital Investment (c)	199%	102%	109%

(a)	Long-term debt divided by shareholders’ equity
(b)	Long-term debt divided by total capitalization
(c)	Net cash provided by operating activities divided by capital expenditures

Credit Ratings

The following table provides our credit ratings as of January 31, 2009:

	Moody’s(a)	S&P(b)	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt	Ba1	BB+	BB+
Outlook	Stable	Stable	Negative

(a)	In November 2008, Moody’s Investors Service (“Moody’s”) downgraded our Corporate and Senior Unsecured Debt ratings from an investment grade rating of Baa3 to a speculative grade rating of Ba1. In addition, Moody’s changed their rating outlook to stable from negative.
(b)	In December 2008, Standard and Poor’s (“S&P”) downgraded our Corporate and Senior Unsecured Debt ratings from an investment grade rating of BBB- to a speculative grade rating of BB+. In addition, S&P changed their rating outlook to stable from negative.

Our borrowing costs and certain other provisions under our Term Loan and revolving credit facilities are linked to our credit ratings. As a result of the Moody’s and S&P downgrades, our borrowing costs under our term loan and revolving credit facilities increased in the fourth quarter of 2008. The impact of this increase was not material to our earnings and cash flows in the fourth quarter of 2008. The Moody’s or S&P downgrades did not accelerate the repayment of any of our debt.

The following table provides an update of our credit ratings as of March 20, 2009:

	Moody’s(a)	S&P(b)	Fitch(c)
Corporate	Ba1	BB	BB+
Senior Unsecured Debt	Ba2	BB	BB
Outlook	Negative	Negative	Negative

(a)	In February 2009, Moody’s downgraded our Senior Unsecured Debt ratings from a rating of Ba1 to Ba2. In addition, Moody’s changed their rating outlook to negative from stable.
(b)	In February 2009, S&P downgraded our Corporate and Senior Unsecured Debt ratings from a rating of BB+ to BB. In addition, S&P changed their rating outlook to negative from stable.
(c)	In February 2009, Fitch downgraded our Senior Unsecured Debt from a rating of BB+ to BB.

The downgrades by the rating agencies in February 2009 will further increase our borrowing costs in 2009.

If we receive an additional downgrade in our credit ratings by any agencies listed above, the availability of additional credit could be negatively affected. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

Common Stock Share Repurchases

In October 2008, our Board of Directors authorized management to repurchase $250 million of our outstanding common stock. During November 2008, we repurchased 5.0 million shares of our common stock for $43 million at an average price per share of approximately $8.64. Through March 20, 2009, no additional shares were repurchased.

Dividend Policy and Procedures

We currently pay a common stock dividend of $0.15 per share in cash each quarter. Our Board of Directors will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other business conditions existing at the time.

Cash Flow

The following table provides a summary of our cash flow activity for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007:

	2008	2007	2006
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,018	$500	$1,208

Net Cash Flows Provided by Operating Activities	954	765	600
Net Cash Flows (Used For) Provided by Investing Activities	(240)	30	(1,093)
Net Cash Flows Used For Financing Activities	(562)	(279)	(215)
Effect of Exchange Rate Changes on Cash	3	2	—

Net Increase (Decrease) in Cash and Cash Equivalents	155	518	(708)

Cash and Cash Equivalents, End of Year	$1,173	$1,018	$500

Operating Activities

Net cash provided by operating activities in 2008 was $954 million. Net income of $220 million included (a) $343 million of depreciation and amortization, (b) a $215 million impairment of goodwill and other intangible assets and (c) a $109 million net gain on joint ventures. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant working capital change was a $103 million increase in operating cash flow associated with accounts receivable due primarily to reduced sourcing and other transition services billings to Express and Limited Stores.

Net cash provided by operating activities in 2007 was $765 million consisting primarily of net income of $718 million. Net income included (a) $352 million of depreciation and amortization, (b) the $302 million gain on divestiture of Express, and (c) the $100 million gain on distribution from Easton Town Center, LLC. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant working capital change was a $337 million increase in operating cash flow associated with inventories. Inventory levels decreased compared to 2006 due to a concerted effort to control and reduce inventory levels across the enterprise and due to reductions in safety stocks at Bath & Body Works that increased during 2006 in connection with the 2006 supply chain system conversion. Accounts receivable increased due to the Apparel divestitures, which caused Mast’s accounts receivable from Express and Limited Stores to be recognized as third-party receivables on our balance sheet.

Net cash provided by operating activities in 2006 was $600 million consisting primarily of net income of $676 million. Net income included $316 million of depreciation and amortization. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant working capital change was a $545 million decrease in operating cash flow associated with inventories. We increased inventory levels during the year to meet the following objectives: (a) at Victoria’s Secret, increases related to new product launches in core lingerie and beauty, initiatives to increase market share and build brand loyalty and an initiative to improve in-stock inventory positions and (b) at Bath & Body Works, increases related primarily to investments in safety stocks of seasonless basics in anticipation of the supply chain system conversion that occurred mid-year as well as an initiative to improve in-stock inventory positions.

Investing Activities

Net cash used for investing activities in 2008 was $240 million consisting primarily of $479 million of capital expenditures offset by $159 million from the divestiture of a joint venture and $95 million from returns of capital from Express. The capital expenditures included $345 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

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

We anticipate spending approximately $200 million for capital expenditures in 2009 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 50 new stores in the U.S. and Canada and to close approximately 70 stores. Our new stores will be primarily Bath & Body Works and Victoria’s Secret.

Financing Activities

Net cash used for financing activities in 2008 was $562 million consisting primarily of (a) cash payments of $379 million related to the repurchase of 28 million shares of common stock during the year at a weighted-average price of $13.36 under our November 2007 and October 2008 share repurchase programs and (b) quarterly dividend payments of $0.15 per share, or $201 million. These uses of cash were partially offset by the exercise of stock options of $31 million.

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

Net cash used for financing activities in 2006 was $215 million consisting primarily of (a) cash payments of $193 million related to the repurchase of 8 million shares of common stock during the year at a weighted-average price of $24.98 under our November 2005, February 2006 and June 2006 share repurchase programs and (b) quarterly dividend payments of $0.15 per share, or $238 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $153 million and excess tax benefits on share-based compensation of $46 million.

Contingent Liabilities and Contractual Obligations

The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 31, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$4,905	$174	$348	$1,328	$3,055	$—
Operating Leases Obligations (b)	3,400	478	872	716	1,334	—
Purchase Obligations (c)	1,371	1,194	65	112	—	—
Other Liabilities (d)	369	26	24	3	—	316

Total	$10,045	$1,872	$1,309	$2,159	$4,389	$316

(a)	Long-term debt obligations relate to our principal and interest payments for outstanding notes, debentures, Term Loan and line of credit borrowings. Interest payments have been estimated based on the coupon rate for fixed rate obligations and the variable rate, including the impact of the participating interest rate swap arrangement, in effect as of January 31, 2009 for the Term Loan. Interest obligations exclude amounts which have been accrued through January 31, 2009. For additional information, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	Operating lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 16 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)	Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(d)	Other liabilities primarily includes future payments relating to our nonqualified supplemental retirement plan and have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the company or otherwise requests an in-service distribution. In addition, Other Liabilities also includes future estimated payments associated with unrecognized tax benefits as accounted for under Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes. The “Less Than 1 Year” category includes $14 million because it is reasonably possible that the payments could change in the next twelve months due to audit settlements of resolution or uncertainties. The remaining portion is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For additional information, see Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $194 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2019. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

The following table details the guaranteed lease payments during the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2009	$48
2010	39
2011	30
2012	24
2013	22
Thereafter	31

Total	$194

In April 2008, we received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of our contingent liability for guaranteed future lease payments of Express. We can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through September 30, 2010, the expiration date of the letter of credit, consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $19 million as of January 31, 2009.

Our guarantees related to Express, Limited Stores and New York & Company are subject to the provisions of SFAS 145, Rescission, Amendment and Technical Correction of Certain Accounting Standards, which requires fair value accounting for these guarantee obligations. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $94 million and $180 million as of January 31, 2009 and February 2, 2008, respectively. The estimated fair value of these guarantee obligations was $15 million and $10 million as of January 31, 2009 and February 2, 2008, respectively, and is included in Other Long-term Liabilities on our Consolidated Balance Sheets. The increase in the fair value from February 2, 2008 to January 31, 2009 reflects the impact of the current economic environment and our assessment of the risk of default on the guaranteed lease payments.

Our guarantees related to Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to the fair value provisions of SFAS 145 because they were executed prior to the effective date of SFAS 145. These guarantees are subject to the provisions of SFAS 5, Accounting for Contingencies, which requires that a loss be accrued when probable and reasonably estimable. As of January 31, 2009 and February 2, 2008, we had no liability recorded with respect to any of the guarantee obligations subject to SFAS 5 as we concluded that performance under these guarantees was not probable.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).

Recently Issued Accounting Pronouncements

SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and is effective prospectively beginning in 2009. Adoption of SFAS 161 will impact our disclosures about derivative instruments and hedging activities beginning in 2009.

SFAS 141, (revised 2007) Business Combinations (“SFAS 141(R)”)

In December 2007, the FASB issued SFAS 141(R), which establishes how the acquiring entity recognizes and measures the assets acquired, liabilities assumed, any gain on bargain purchases and any noncontrolling interest in the acquired entity. SFAS 141(R) requires acquisition-related costs to be expensed in the periods they are incurred, with the exception of the costs to issue debt or equity securities. SFAS 141(R) requires disclosure of information for a business combination that occurs during the accounting period or prior to the issuance of the financial statements for the accounting period. SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2008. Adoption of SFAS 141(R) is not expected to have an impact to our financial statements.

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”)

In December 2007, the FASB issued SFAS 160, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. SFAS 160 requires noncontrolling interest be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income by the controlling interest. SFAS 160 requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. SFAS 160 is effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption. Upon adoption, prior period financial statements will be restated for the presentation of the noncontrolling interest for comparability. Adoption of SFAS 160 will impact the presentation of noncontrolling interests in our financial statements beginning in 2009.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”)

In February 2007, the FASB issued SFAS 159 permitting entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. We did not adopt fair value treatment for any assets or liabilities under SFAS 159 as of the beginning of 2008.

SFAS 157, Fair Value Measurements (“SFAS 157”)

In September 2006, the FASB issued SFAS 157, which provides guidance for fair value measurement of assets and liabilities and instruments measured at fair value. The statement defines fair value, establishes a fair value measurement framework and expands fair value disclosures. It emphasizes that fair value is market-based with the highest measurement hierarchy level being market prices in active markets. The standard requires fair value measurements be disclosed by hierarchy level, an entity include its own credit standing in the measurement of its liabilities and modifies the transaction price presumption.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157 which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provision of SFAS 157 is applied prospectively. We adopted the required portions of SFAS 157 at the beginning of 2008 which did not have a material impact to our financial statements. Adoption of the portions of SFAS 157 within the scope of FSP FAS 157-2 will not have a material impact on our financial statements beginning in 2009.

Future Accounting Changes

The FASB’s standard-setting process is ongoing and until new standards have been finalized and issued by FASB, we cannot determine the impact on the reporting of our operations and financial position that may result from any such future changes. The FASB is currently working on several projects including, but not limited to, revenue recognition, liabilities and equity, derivatives disclosures, earnings per share calculations and leases. We are also monitoring the potential adoption of International Financial Reporting Standards in the U.S. The ultimate pronouncements resulting from these and future projects could have an impact on our future results of operations and financial position.

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

Management does not believe that the assumptions used in these estimates will change significantly based on prior experience. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $6 million for 2008. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for 2008.

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

Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The impairment review is performed by comparing each reporting unit’s carrying value to its estimated fair value, determined through either estimated discounted future cash flows or market-based methodologies. If the carrying value exceeds the estimated fair value, we determine the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference.

Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The impairment review is performed by comparing the carrying value to the estimated fair value, usually determined using a discounted cash flow methodology.

Factors used in the valuation of goodwill and intangible assets include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected future cash flows. If future economic conditions are different than those projected by management, future impairment charges may be required.

Impairment of La Senza Goodwill and Indefinite Lived Intangible Assets

In conjunction with the January 2007 acquisition of La Senza, we recorded $313 million in goodwill and $170 million in trade name intangible assets. These assets are included in the La Senza reporting unit which is part of the Victoria’s Secret segment. In the fourth quarter of 2008, we completed our annual impairment testing under SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”). We concluded that goodwill and certain trade name assets related to the La Senza acquisition were impaired. We recorded impairment charges of $189 million and $26 million related to the goodwill and trade name assets, respectively. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2008 Consolidated Statement of Income.

The estimated fair values of our other reporting units exceeded their respective carrying values as of the fourth quarter of 2008. Accordingly, no goodwill impairment charges were recorded for these reporting units. Reasonable changes in the significant estimates and assumptions used to determine these fair values would not have resulted in goodwill impairments in any of these reporting units. If economic conditions in 2009 and beyond continue to deteriorate, future impairment charges may be required.

Impairment Indicators

The primary impairment indicator associated with the impairment charge was the deterioration in La Senza’s operating results during the latter half of 2008, particularly when compared to our expectations at the time of the acquisition. La Senza’s operating results were negatively impacted by the global economic downturn and the resulting impact on the Canadian retail environment.

Impairment Testing

We evaluated La Senza’s goodwill by comparing the carrying value of the La Senza reporting unit to the estimated fair value of the reporting unit derived using a discounted cash flow methodology. We corroborated the estimated fair value of the La Senza reporting unit as determined by our discounted cash flow approach by referencing a market-based methodology. Based on our evaluation, the carrying value of the La Senza reporting unit exceeded the estimated fair value. As a result, we measured the goodwill impairment in accordance with the provisions of SFAS 142 by comparing the carrying value of the reporting unit’s goodwill to the implied value of the goodwill based on the estimated fair value of the reporting unit, considering the fair value of all assets and liabilities. As a result of this analysis, we recognized a goodwill impairment charge of $189 million.

We evaluated the La Senza trade name assets by comparing the carrying value to the estimated fair value determined using a relief from royalty methodology. Based on our evaluation, the carrying value of certain La Senza trade name assets exceeded their estimated fair value and, as a result, we recognized impairment charges totaling $26 million to reduce the carrying values to their estimated fair values.

Significant Estimates and Assumptions

The discounted cash flow models used to estimate the applicable fair values involve numerous estimates and assumptions that are highly subjective. Changes to these estimates and assumptions could materially impact the fair value estimates. The estimates and assumptions critical to the overall fair value estimates include: (i) estimated future cash flow generated by La Senza; (ii) discount rates used to derive the present value factors used in determining the fair values; and (iii) the terminal value assumption used in the discounted cash flow methodologies. These and other estimates and assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. If economic conditions in 2009 and beyond continue to deteriorate, future impairment charges may be required.

Sensitivity Analysis

Our determination of the estimated fair value of the La Senza reporting unit and trade name assets requires significant judgment about economic factors, industry factors, as well as our views regarding the future prospects of the La Senza reporting unit. Changes in these judgments may have a significant effect on the estimated fair value of La Senza’s goodwill and trade name assets. The following provides sensitivities related to the significant estimates and assumptions as noted above:

•	a 10% decrease in estimated future cash flows would result in a $33 million increase in the impairment charges.

•	a 1% increase in the discount rate would result in a $13 million increase in the impairment charges.

•	a 10% decrease in the terminal value assumption would result in a $25 million increase in the impairment charges.

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

Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In determining our provision for income taxes, we use an annual effective income tax rate based on annual income, permanent differences between book and tax income and statutory income tax rates. We adjust the annual effective income tax rate as additional information on outcomes or events becomes available. Our effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures and the level of earnings.

Effective February 4, 2007, we adopted FASB Interpretation 48 (“FIN 48”) and FASB Staff Position (“FSP”) FIN 48-1, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties related to uncertain tax positions in income tax expense.

Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for more likely than not exposures after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our Consolidated Financial Statements.

Revenue Recognition

While our recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy for our organization. We recognize revenue upon customer receipt of the merchandise. For direct response revenues, we estimate shipments that have not been received by the customer based on shipping terms and historical delivery times. We also provide a reserve for projected merchandise returns based on prior experience.

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

During the fourth quarter of 2005, we recognized $30 million in pre-tax income related to the initial recognition of gift card breakage at Express and Bath & Body Works. During the fourth quarter of 2007, we recognized $48 million in pre-tax income related to the initial recognition of gift card breakage at Victoria’s Secret.

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

All of our long-term debt as of January 31, 2009 has fixed interest rates with the exception of our $750 million term loan due August 2012. Thus, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. Our $750 million term loan due August 2012 contains a variable interest rate that fluctuates based on changes in an underlying benchmark interest rate and changes in our credit rating. In January 2008, we executed a participating interest rate swap arrangement which limits our exposure to increases in the benchmark interest rate while allowing us to partially participate in any decreases in the benchmark interest rate.

We use derivative financial instruments like the cross-currency swaps and the participating interest rate swap arrangement to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.

Fair Value of Financial Instruments

As of January 31, 2009, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of January 31, 2009 and February 2, 2008:

	January 31, 2009	February 2, 2008
	(in millions)
Long-term Debt:
Carrying Value	$2,897	$2,912	(a)
Fair Value, Estimated (b)	2,113	2,789
Aggregate Fair Value of Cross-currency Swap Arrangements (c)	(26)	54
Fair Value of Participating Interest Rate Swap Arrangement (c)	30	13

(a)	Includes current portion of long-term debt of $7 million.
(b)	The estimated fair value of our publicly traded debt is based on quoted market prices. The estimated fair value of our $750 million term loan is equal to its carrying value. On February 19, 2009, the terms of the Term Loan were amended. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
(c)	Swap arrangements are in an (asset) liability position.

The decrease in estimated fair value of our long-term debt from February 2, 2008 to January 31, 2009 reflects the substantial increase in volatility in the credit markets and the associated higher yields on our publicly traded debt. The change in fair value of the cross currency-swap arrangements from February 2, 2008 to January 31, 2009 is primarily due to the fluctuations in the U.S. dollar—Canadian dollar exchange rate. The change in fair value of the participating interest rate swap arrangement from February 2, 2008 to January 31, 2009 is primarily due to the decline in the underlying benchmark interest rate.

Concentration of Credit Risk

We maintain cash and cash equivalents with various major financial institutions, as well as corporate commercial paper from time to time. Currently, our investment portfolio is comprised primarily of U.S. government-backed securities.

We monitor the relative credit standing of financial institutions and other entities with whom we transact and limit the amount of credit exposure with any one entity. We also monitor the creditworthiness of entities to which we grant credit terms in the normal course of business and counterparties to derivative instruments.

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various important factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

•	general economic conditions, consumer confidence and consumer spending patterns;

•	the global economic crisis and its impact on our suppliers, customers and other counterparties;

•	the impact of the global economic crisis on our liquidity and capital resources;

•	the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms;

•	the seasonality of our business;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to expand into international markets;

•	independent licensees;

•	our direct channel business including our new distribution center;

•	our failure to protect our reputation and our brand images;

•	our failure to protect our trade names and trademarks;

•	market disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities or the prospect of these events;

•	stock price volatility;

•	our failure to maintain our credit rating;

•	our ability to service our debt;

•	the highly competitive nature of the retail industry generally and the segments in which we operate particularly;

•

consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise, launch new product lines successfully, offer products at the appropriate price points and enhance our brand image;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified employees and manage labor costs;

•	our reliance on foreign sources of production, including risks related to:

•	political instability;

•	duties, taxes, other charges on imports;

•	legal and regulatory matters;

•	volatility in currency and exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and related pricing impacts; and

•	the disruption of imports by labor disputes;

•	the possible inability of our manufacturers to deliver products in a timely manner or meet quality standards;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	self-insured risks;

•	our ability to implement and sustain information technology systems;

•	our failure to comply with regulatory requirements; and

•	legal matters.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIMITED BRANDS, INC.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2008 and 2007 represent the 52 week period ending January 31, 2009 and February 2, 2008, respectively, and 2006 refers to the 53 week period ended February 3, 2007.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2009.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of Limited Brands, Inc.:

We have audited Limited Brands, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limited Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Limited Brands, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended January 31, 2009 of Limited Brands, Inc. and subsidiaries, and our report dated March 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 27, 2009

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Shareholders of Limited Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of January 31, 2009 and February 2, 2008, and the related Consolidated Statements of Income, Shareholders’ Equity, and Cash Flows for each of the three years in the period ended January 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limited Brands, Inc. and subsidiaries at January 31, 2009 and February 2, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”, and in 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limited Brands, Inc. and subsidiaries’ internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 27, 2009

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

	2008	2007	2006
Net Sales	$9,043	$10,134	$10,671
Costs of Goods Sold, Buying and Occupancy	(6,037)	(6,625)	(6,658)

Gross Profit	3,006	3,509	4,013
General, Administrative and Store Operating Expenses	(2,311)	(2,616)	(2,837)
Impairment of Goodwill and Other Intangible Assets	(215)	(13)	—
Gain on Divestiture of Express	—	302	—
Loss on Divestiture of Limited Stores	—	(72)	—
Net Gain on Joint Ventures	109	—	—

Operating Income	589	1,110	1,176
Interest Expense	(181)	(149)	(102)
Interest Income	18	18	25
Other Income (Loss)	23	128	(3)
Minority Interest	4	22	1

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	453	1,129	1,097
Provision for Income Taxes	233	411	422

Income Before Cumulative Effect of Change in Accounting Principle	220	718	675
Cumulative Effect of Change in Accounting Principle, Net of Taxes of $0.4 in 2006	—	—	1

Net Income	$220	$718	$676

Net Income Per Basic Share
Income Before Cumulative Effect of Change in Accounting Principle	$0.66	$1.91	$1.71
Cumulative Effect of Change in Accounting Principle	—	—	—

Net Income Per Basic Share	$0.66	$1.91	$1.71

Net Income Per Diluted Share
Income Before Cumulative Effect of Change in Accounting Principle	$0.65	$1.89	$1.68
Cumulative Effect of Change in Accounting Principle	—	—	—

Net Income Per Diluted Share	$0.65	$1.89	$1.68

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	January 31, 2009	February 2, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,173	$1,018
Accounts Receivable, Net	236	355
Inventories	1,182	1,251
Other	276	295

Total Current Assets	2,867	2,919
Property and Equipment, Net	1,929	1,862
Goodwill	1,426	1,733
Trade Names and Other Intangible Assets, Net	580	677
Other Assets	170	246

Total Assets	$6,972	$7,437

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$494	$517
Accrued Expenses and Other	669	721
Income Taxes	92	136

Total Current Liabilities	1,255	1,374
Deferred Income Taxes	213	175
Long-term Debt	2,897	2,905
Other Long-term Liabilities	732	709
Minority Interest	1	55
Shareholders’ Equity:
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 524 shares issued in 2008 and 2007; 321 and 346 shares outstanding in 2008 and 2007	262	262
Paid-in Capital	1,544	1,550
Accumulated Other Comprehensive (Loss) Income	(28)	31
Retained Earnings	4,777	4,758
Less: Treasury Stock, at Average Cost; 203 shares in 2008 and 178 shares in 2007	(4,681)	(4,382)

Total Shareholders’ Equity	1,874	2,219

Total Liabilities and Shareholders’ Equity	$6,972	$7,437

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in millions except per share amounts)

	Common Stock		Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Average Cost	Total Shareholders’ Equity
	Shares Outstanding	Par Value
Balance, January 28, 2006	395	$262	$1,597	$(6)	$3,839	$(3,221)	$2,471

Comprehensive Income (Loss):
Net Income	—	—	—	—	676	—	676
Foreign Currency Translation	—	—	—	(7)	—	—	(7)
Unrealized Loss on Cross Currency Interest Rate Cash Flow Hedge	—	—	—	(3)	—	—	(3)
Reclassification of Cash Flow Hedges to Earnings	—	—	—	(3)	—	—	(3)
Realized Loss on Cash Flow Hedge	—	—	—	2	—	—	2

Total Comprehensive Income (Loss)	—	—	—	(11)	676	—	665
Cash Dividends ($0.60 per share)	—	—	—	—	(238)	—	(238)
Repurchase of Common Stock	(7)	—	—	—	—	(183)	(183)
Exercise of Stock Options and Other	10	—	(32)	—	—	272	240

Balance, February 3, 2007	398	$262	$1,565	$(17)	$4,277	$(3,132)	$2,955

Adoption of Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes	—	—	—	—	(10)	—	(10)
Comprehensive Income (Loss):
Net Income	—	—	—	—	718	—	718
Foreign Currency Translation	—	—	—	37	—	—	37
Unrealized Loss on Cross Currency Interest Rate Cash Flow Hedge	—	—	—	(51)	—	—	(51)
Reclassification of Cash Flow Hedges to Earnings	—	—	—	75	—	—	75
Unrealized Loss on Interest Rate Cash Flow Hedge	—	—	—	(13)	—	—	(13)

Total Comprehensive Income (Loss)	—	—	—	48	718	—	766
Cash Dividends ($0.60 per share)	—	—	—	—	(227)	—	(227)
Repurchase of Common Stock	(59)	—	—	—	—	(1,410)	(1,410)
Exercise of Stock Options and Other	7	—	(15)	—	—	160	145

Balance, February 2, 2008	346	$262	$1,550	$31	$4,758	$(4,382)	$2,219

Comprehensive Income (Loss):
Net Income	—	—	—	—	220	—	220
Foreign Currency Translation	—	—	—	(34)	—	—	(34)
Unrealized Gain on Cross Currency Interest Rate Cash Flow Hedge	—	—	—	81	—	—	81
Reclassification of Cash Flow Hedges to Earnings	—	—	—	(91)	—	—	(91)
Unrealized Loss on Interest Rate Cash Flow Hedge	—	—	—	(16)	—	—	(16)
Realized Loss on Cash Flow Hedge	—	—	—	1	—	—	1

Total Comprehensive Income (Loss)	—	—	—	(59)	220	—	161
Cash Dividends ($0.60 per share)	—	—	—	—	(201)	—	(201)
Repurchase of Common Stock	(28)	—	—	—	—	(371)	(371)
Exercise of Stock Options and Other	3	—	(6)	—	—	72	66

Balance, January 31, 2009	321	$262	$1,544	$(28)	$4,777	$(4,681)	$1,874

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2008	2007	2006
Operating Activities
Net Income	$220	$718	$676
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Cumulative Effect of Change in Accounting Principle	—	—	(1)
Depreciation and Amortization	343	352	316
Goodwill and Intangible Asset Impairment Charges	215	13	—
Deferred Income Taxes	46	(5)	(43)
Excess Tax Benefits From Share-based Compensation	(2)	(28)	(46)
Share-based Compensation Expense	35	44	37
Minority Interest	(4)	(22)	(1)
Net Gain on Joint Ventures	(109)	—	—
Gain on Distribution from Express	(13)	—	—
Gain on Divestiture of Express	—	(302)	—
Loss on Divestiture of Limited Stores	—	72	—
Gain on Distribution from Easton Town Center, LLC	—	(100)	—
Gains on Sales of Assets	—	(37)	(16)
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisitions:
Accounts Receivable	103	(192)	18
Inventories	45	337	(545)
Accounts Payable, Accrued Expenses and Other	(39)	(152)	115
Income Taxes Payable	(39)	(31)	16
Other Assets and Liabilities	153	98	74

Net Cash Provided by Operating Activities	954	765	600

Investing Activities
Capital Expenditures	(479)	(749)	(548)
Net Proceeds from the Divestiture of Joint Venture	159	—	—
Return of Capital from Express	95	—	—
Proceeds from the Divestiture of Express, Net	—	547	—
Proceeds from the Distribution from Easton Town Center, LLC	—	102	—
Proceeds from Sale of Assets	—	97	27
Acquisition of La Senza Corporation, Net of Cash Acquired of $28	—	—	(572)
Other Investing Activities	(15)	33	—

Net Cash (Used for) Provided by Investing Activities	(240)	30	(1,093)

Financing Activities
Proceeds from Issuance of Debt	—	997	—
Proceeds from Term Loan Refinancing	—	250	—
Repayment of Long-term Debt	(15)	(7)	(7)
Repurchase of Common Stock	(379)	(1,402)	(193)
Dividends Paid	(201)	(227)	(238)
Excess Tax Benefits from Share-based Compensation	2	28	46
Proceeds From Exercise of Stock Options and Other	31	82	177

Net Cash Used for Financing Activities	(562)	(279)	(215)

Effects of Exchange Rate Changes on Cash	3	2	—
Net Increase (Decrease) in Cash and Cash Equivalents	155	518	(708)
Cash and Cash Equivalents, Beginning of Year	1,018	500	1,208

Cash and Cash Equivalents, End of Year	$1,173	$1,018	$500

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Limited Brands, Inc. (the Company) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women's intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through specialty retail stores in the United States and Canada, which are primarily mall-based, and through its websites and catalogue. The Company currently operates the following retail brands:

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

Subsequent to the divestitures of Express and Limited Stores, the Company’s remaining 25% ownership interest in each is accounted for under the equity method of accounting. The Company eliminates in consolidation 25% of sourcing sales to Express and Limited Stores consistent with the Company’s ownership percentage.

The Company’s Consolidated Financial Statements also include less than 100% owned variable interest entities in which the Company is designated as the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”).

The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method of accounting. Under the equity method of accounting, the Company recognizes its share of the investee net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Cost of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income (Loss) on the Consolidated Statements of Income. The Company’s equity investments are required to be tested for impairment when it is determined there may be an other than temporary loss in value.

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2008” and “2007” refer to the 52-week periods ending January 31, 2009 and February 2, 2008, respectively. “2006” refers to the 53-week period ended February 3, 2007.

Cash and Cash Equivalents

Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which amounted to $86 million as of January 31, 2009 and $121 million as of February 2, 2008, are included in Accounts Payable on the Consolidated Balance Sheets.

Concentration of Credit Risk

The Company maintains cash and cash equivalents with various major financial institutions, as well as corporate commercial paper from time to time. Currently, the Company’s investment portfolio is comprised primarily of U.S. government-backed securities.

The Company monitors the relative credit standing of financial institutions and other entities with whom the Company transacts and limits the amount of credit exposure with any one entity. The Company also monitors the creditworthiness of entities to which the Company grants credit terms in the normal course of business and counterparties to derivative instruments.

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

Catalogue and Advertising Costs

The Company capitalizes the direct costs of producing and distributing its catalogues and amortizes the costs over the expected future revenue stream, which is generally three months from the date the catalogues are mailed.

The Company’s capitalized direct response advertising costs amounted to $27 million and $33 million as of January 31, 2009 and February 2, 2008, respectively, and are included in Other Current Assets on the Consolidated Balance Sheets. All other advertising costs are expensed at the time the promotion first appears in media or in the store. Catalogue and advertising costs amounted to $502 million for 2008, $507 million for 2007 and $594 million for 2006.

Property and Equipment

The Company’s property and equipment are recorded at cost and depreciation/amortization is computed on a straight-line basis using the following depreciable life ranges:

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. Factors used in the valuation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected future cash flows.

Goodwill and Intangible Assets

The Company has certain intangible assets resulting from business combinations that are recorded at cost. Intangible assets with finite lives are amortized primarily on a straight-line basis over their respective estimated useful lives ranging from 3 to 20 years.

Intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. Factors used in the valuation include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected future cash flows.

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired. Goodwill is not subject to periodic amortization. Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The impairment review is performed by comparing each reporting unit’s carrying value to its estimated fair value, determined through either estimated discounted future cash flows or market-based methodologies. If the carrying value exceeds the estimated fair value, the Company determines the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, the Company recognizes an impairment charge equal to the difference.

Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The impairment review is performed by comparing the carrying value to the estimated fair value, usually determined using a discounted cash flow methodology.

Factors used in the valuation of goodwill and intangible assets include, but are not limited to, management’s plans for future operations, brand initiatives, recent operating results and projected future cash flows. If future economic conditions are different than those projected by management, future impairment charges may be required.

Leases and Leasehold Improvements

The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements amounted to $90 million as of January 31, 2009 and $77 million as of February 2, 2008. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company receives allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period) and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which amounted to $224 million as of January 31, 2009 and $185 million as of February 2, 2008, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to manage exposure to foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended, which requires that all derivative instruments be recorded on the Consolidated Balance Sheets at fair value.

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

In determining the Company’s provision for income taxes, it uses an annual effective income tax rate based on annual income, permanent differences between book and tax income and statutory income tax rates. The Company adjusts the annual effective income tax rate as additional information on outcomes or events becomes available. The Company’s effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures and the level of earnings.

Effective February 4, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation 48 (“FIN 48”) and FASB Staff Position (“FSP”) FIN 48-1, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

The Company’s income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. The Company records an accrual for more likely than not exposures after evaluating the positions associated with its various income tax filings. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision for Income Taxes on the Consolidated Statements of Income.

Self Insurance

The Company is self-insured for medical, workers’ compensation, property, general liability and automobile liability up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred but not reported (“IBNR”) claims. IBNR claims are estimated using historical claim information and actuarial estimates.

Minority Interest

Minority interest represents the portion of equity interests of consolidated affiliates not owned by the Company.

Share-based Compensation

The Company accounts for share-based employee compensation in accordance with SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees and directors to be recognized in the financial statements as compensation cost over the service period based on their estimated fair value on the date of grant.

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

Revenue Recognition

The Company recognizes sales upon customer receipt of the merchandise, which for direct response revenues reflects an estimate of shipments that have not yet been received by the customer based on shipping terms and estimated delivery times. The Company’s shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company also provides a reserve for projected merchandise returns based on prior experience. Net Sales exclude sales tax collected from customers.

The Company’s brands sell gift cards with no expiration dates to customers. The Company does not charge administrative fees on unused gift cards. The Company recognizes income from gift cards when they are redeemed by the customer. In addition, the Company recognizes income on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage rate based on historical redemption patterns. The Company accumulated enough historical data to determine the gift card breakage rate at Bath & Body Works during the fourth quarter of 2005 and Victoria’s Secret during the fourth quarter of 2007. Gift card breakage is included in Net Sales in the Consolidated Statements of Income.

During the fourth quarter of 2007, the Company recognized $48 million in pre-tax income related to the initial recognition of gift card breakage at Victoria’s Secret.

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

2. New Accounting Pronouncements and Changes in Accounting Principle

New Accounting Pronouncements

SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and is effective prospectively beginning in 2009. Adoption of SFAS 161 will impact the Company’s disclosures about derivative instruments and hedging activities beginning in 2009.

SFAS 141 (revised 2007), Business Combinations (“SFAS 141(R)”)

In December 2007, the FASB issued SFAS 141(R), which establishes how the acquiring entity recognizes and measures the assets acquired, liabilities assumed, any gain on bargain purchases and any noncontrolling interest in the acquired entity. SFAS 141(R) requires acquisition-related costs to be expensed in the periods they are incurred, with the exception of the costs to issue debt or equity securities. SFAS 141(R) requires disclosure of information for a business combination that occurs during the accounting period or prior to the issuance of the financial statements for the accounting period. SFAS 141(R) is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2008. Adoption of SFAS 141(R) is not expected to have an impact to the Company’s financial statements.

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”)

In December 2007, the FASB issued SFAS 160, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. SFAS 160 requires noncontrolling interest be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income by the controlling interest. SFAS 160 requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. SFAS 160 is effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption. Upon adoption, prior period financial statements will be restated for the presentation of the noncontrolling interest for comparability. Adoption of SFAS 160 will impact the presentation of noncontrolling interests in the Company’s financial statements beginning in 2009.

SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”)

In February 2007, the FASB issued SFAS 159 permitting entities to choose to measure many financial instruments and certain other items at fair value. The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. If the fair value option is elected, the effect of the first remeasurement to fair value is reported as a cumulative effect adjustment to the opening balance of retained earnings. The statement is applied prospectively upon adoption. The Company did not adopt fair value treatment for any assets or liabilities under SFAS 159 as of the beginning of 2008.

SFAS 157, Fair Value Measurements (“SFAS 157”)

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157, which delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, as of February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities only. As of January 31, 2009, the Company’s financial assets and liabilities subject to SFAS 157 consisted of the cross-currency interest rate swaps and the participating interest rate swap. The fair value of these instruments is determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157. The adoption of SFAS 157 for financial assets and financial liabilities did not have a significant impact on the Company’s results of operations, financial condition or liquidity. Adoption of portions of SFAS 157 within the scope of FSP FAS 157-2 is not expected to have a material impact on the Company’s financial statements beginning in 2009.

Changes in Accounting Principle

Income Taxes

Effective February 4, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement 109. Upon adoption, the Company recognized an additional $10 million liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening balance of retained earnings on February 4, 2007. For additional information, see Note 13, “Income Taxes.”

Share-based Compensation

On January 29, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. Prior to the adoption of SFAS 123(R), the Company accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic value method, no stock-based compensation expense was recognized in the Company’s Consolidated Statements of Income, other than for restricted stock, because the exercise price of the Company’s stock options granted to employees and directors was equal to the estimated fair market value of the underlying stock at the date of grant.

The Company adopted SFAS 123(R) using the modified prospective transition method, which required the application of the accounting standard as of January 29, 2006, the first day of the Company’s fiscal year 2006.

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

3. Earnings Per Share

Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2008, 2007 and 2006:

	2008	2007	2006
	(in millions)
Common Shares Issued	524	524	524
Treasury Shares	(189)	(149)	(128)

Basic Shares	335	375	396
Effect of Dilutive Options and Restricted Stock	2	5	7

Diluted Shares	337	380	403

Anti-dilutive Options (a)	15	9	6

(a)	These options were excluded from the calculation of diluted earnings per share because the exercise prices were greater than or equal to the average market price of the common shares and, therefore, their inclusion would have been anti-dilutive.

4. Derivative Financial Instruments

The Company has foreign exchange rate exposure primarily as a result of the January 2007 acquisition of La Senza Corporation whose operations are conducted primarily in Canada. To mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate, the Company entered into a series of cross-currency swaps related to approximately $470 million Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans.

The cross-currency interest rate swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to offset foreign currency transaction gains and losses recognized on the intercompany loans. The Company’s aggregate fair value of foreign currency swap arrangements was an asset of $26 million as of January 31, 2009 and a liability of $54 million as of February 2, 2008. The asset and liability are included in Other Assets and Other Long-term Liabilities, respectively, on the Consolidated Balance Sheets.

In March and June 2007, the Company entered into interest rate lock agreements designated as cash flow hedges to mitigate exposure to interest rate fluctuations on the anticipated future issuance of debt. In conjunction with the Company’s issuance of notes during July 2007, the interest rate locks were settled. Based on changes between the anticipated and actual amount and timing of the debt issuance, the Company concluded during the second quarter of 2007 that the interest rate locks no longer qualified as cash flow hedges. As a result, $17 million of realized pre-tax gains from the settlement of the interest rate locks was recognized in earnings in the second quarter of 2007. The gain on the interest rate lock agreements is included in Other Income (Loss) on the 2007 Consolidated Statement of Income.

In January 2008, the Company entered into a participating interest rate swap arrangement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Company’s $750 million term loan. The fair value of the participating interest rate swap arrangement was a liability of $30 million as of January 31, 2009 and $13 million as of February 2, 2008. The liability is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

On February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The fair values of the derivative instruments are determined using valuation methodologies that employ Level 2 inputs as defined in SFAS 157.

5. Comprehensive Income (Loss)

Comprehensive Income (Loss) consists of gains and losses on derivative instruments and foreign currency translation adjustments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets and Consolidated Statements of Shareholders’ Equity.

The following table provides additional detail regarding the composition of Accumulated Other Comprehensive Income (Loss) as of January 31, 2009 and February 2, 2008:

	January 31, 2009	February 2, 2008
	(in millions)
Foreign Currency Translation	$(4)	$30
Unrealized Gain (Loss) on Cross Currency Interest Rate Cash Flow Hedge	26	(55)
Reclassification of Cash Flow Hedges to Earnings	(18)	73
Unrealized Loss on Interest Rate Cash Flow Hedge	(29)	(13)
Realized Loss on Cash Flow Hedge	(3)	(4)

Total Accumulated Other Comprehensive (Loss) Income	$(28)	$31

6. Acquisitions, Divestitures and Other

Acquisition

La Senza Corporation

On January 12, 2007, the Company completed the acquisition of 100% of the stock of La Senza Corporation (“La Senza”) for $600 million, including transaction costs of $8 million. The acquisition was financed through the use of existing cash and was accounted for as a purchase, with results of operations included in the Consolidated Financial Statements since the date of acquisition. La Senza is a Canadian specialty retailer offering lingerie and sleepwear, as well as apparel for girls in the 7-14 year age group. In addition, La Senza licensees operate independently owned stores in 45 other countries. The acquisition of La Senza supports the Company’s objective of enhancing its capabilities to pursue its strategic growth goals internationally.

Divestitures

Joint Venture

In April 2008, the Company and its investment partner completed the divestiture of a joint venture, which the Company consolidated under the provisions of FIN 46(R) to a third party. The Company recognized a pre-tax gain of $128 million and received pre-tax proceeds of $168 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the 2008 Consolidated Statement of Income. Total proceeds included $24 million which was to be held in escrow until August 2009 to cover any post-closing contingencies. In December 2008, $15 million of the $24 million in funds held in escrow were distributed to the Company.

Express

On July 6, 2007, the Company completed the divestiture of 75% of its ownership interest in Express to affiliates of Golden Gate Capital for pre-tax net cash proceeds of $547 million. The Company recorded a pre-tax gain on the divestiture of $302 million. For additional information, see Note 11, “Equity Investments and Other.”

In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company provides support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and range from 3 months to

3 years. The Company recognized merchandise sourcing revenue from Express of $435 million and $353 million for 2008 and 2007, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $92 million and $151 million as of January 31, 2009 and February 2, 2008, respectively.

Limited Stores

On August 3, 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores to affiliates of Sun Capital. As part of the agreement, Sun Capital contributed $50 million of equity capital into the business and arranged a $75 million credit facility. The Company recorded a pre-tax loss on the divestiture of $72 million. For additional information, see Note 11, “Equity Investments and Other.”

In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements whereby the Company provides support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and range from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Limited Stores of $92 million and $75 million for 2008 and 2007, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $12 million and $22 million as of January 31, 2009 and February 2, 2008, respectively.

7. Restructuring Activities

2008

During the fourth quarter of 2008, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the current retail environment. This program resulted in the elimination of approximately 400 positions (or 10%) of the Company’s corporate and home office headcount. The Company recognized a pre-tax charge consisting of severance and related costs of $23 million for the fiscal year ended January 31, 2009. These costs are included in General, Administrative and Store Operating Expenses on the 2008 Consolidated Statement of Income.

2007

In 2007, the Company completed a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the Apparel divestitures. This program resulted in the elimination of approximately 500 positions (or 10%) of the Company’s corporate and home office headcount through position eliminations and transfers to Express and Limited Stores. The Company recognized pre-tax charges consisting primarily of severance and related costs of $34 million for the fiscal year ended February 2, 2008. These costs are included in General, Administrative and Store Operating Expenses on the 2007 Consolidated Statement of Income. The Company also recognized $25 million in gains related to the sale of corporate aircraft. These gains are included in General, Administrative and Store Operating Expenses on the 2007 Consolidated Statement of Income.

8. Inventories

The following table provides inventories as of January 31, 2009 and February 2, 2008:

	January 31, 2009	February 2, 2008
	(in millions)
Finished Goods Merchandise	$1,101	$1,140
Raw Materials and Merchandise Components	81	111

Total Inventories	$1,182	$1,251

During the second quarter of 2007, the Company recognized a pre-tax charge of $19 million related to excess raw material and component inventory at Bath & Body Works. This cost was included in Cost of Goods Sold, Buying and Occupancy on the 2007 Consolidated Statement of Income.

9. Property and Equipment, Net

Property and Equipment, Net as of January 31, 2009 and February 2, 2008 were as follows:

	January 31, 2009	February 2, 2008
	(in millions)
Land	$60	$60
Buildings and Improvements	392	394
Furniture, Fixtures, Software and Equipment	2,375	2,255
Leaseholds and Improvements	1,085	970
Construction in Progress	119	132

Total	4,031	3,811
Accumulated Depreciation and Amortization	(2,102)	(1,949)

Property and Equipment, Net	$1,929	$1,862

Depreciation expense was $371 million in 2008, $371 million in 2007 and $345 million in 2006.

10. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for the fiscal years ended January 31, 2009 and February 2, 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 3, 2007	$999	$628	$49	$1,676
Acquisitions	—	—	25	25
Reclassification to Trade Name	—	—	(12)	(12)
Impairment	—	—	(13)	(13)
Reallocation of Purchase Price	(1)	—	(1)	(2)
Foreign Currency Translation	59	—	—	59

Balance as of February 2, 2008	1,057	628	48	1,733

Disposals	—	—	(48)	(48)
Impairment	(189)	—	—	(189)
Foreign Currency Translation	(70)	—	—	(70)

Balance as of January 31, 2009	$798	$628	$—	$1,426

Intangible Assets—Indefinite Lives

Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $548 million as of January 31, 2009 and $611 million as of February 2, 2008 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets—Finite Lives

The following table provides intangible assets with finite lives as of January 31, 2009 and February 2, 2008:

	January 31, 2009	February 2, 2008
	(in millions)
Intellectual Property	$41	$41
Trademarks/Brands	19	45
Licensing Agreements and Customer Relationships	21	28
Favorable Operating Leases	18	22

Total	99	136
Accumulated Amortization	(67)	(70)

Intangible Assets, Net	$32	$66

Amortization expense was $6 million for 2008, $14 million for 2007 and $11 million for 2006. Estimated future annual amortization expense will be approximately $6 million in each of 2009, 2010 and 2011, $3 million in 2012 and 2013 and $8 million thereafter.

Impairment Charges

La Senza

In conjunction with the January 2007 acquisition of La Senza, the Company recorded $313 million in goodwill, $170 million in intangible assets with indefinite lives and $26 million in intangible assets with finite lives. These assets are included in the La Senza reporting unit which is part of the Victoria’s Secret reportable segment.

In the fourth quarter of 2008, the Company completed its annual impairment testing. During the latter half of 2008, La Senza’s operating results were negatively impacted by the global economic downturn and the resulting impact on the Canadian retail environment. As part of the annual impairment evaluation, the Company assessed the recoverability of goodwill using a discounted cash flow methodology. The Company concluded that the carrying value of the La Senza goodwill exceeded the implied fair value based on the estimated fair value of the La Senza reporting unit. Accordingly, the Company recorded a goodwill impairment charge of $189 million. The goodwill impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2008 Consolidated Statement of Income.

Prior to completing the goodwill impairment evaluation, the Company performed its annual impairment analysis for indefinite-lived trade names. Based on its evaluation using a relief from royalty methodology, the Company concluded that certain La Senza trade name assets were impaired. Accordingly, the Company recorded an impairment charge of $25 million to reduce the carrying value of these assets to their estimated fair values. The Company also recognized a $1 million impairment charge related to a finite lived trade name asset. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2008 Consolidated Statement of Income.

Personal Care Joint Venture

In February 2007, the Company acquired a personal care products business along with an investment partner. Net assets of the acquired business consisted primarily of goodwill. During the second quarter of 2007, the Company and its investment partner made a decision to close the operations of the acquired business. Based on this decision, the Company completed a valuation of the acquired business trade name, which the Company continues to use. Based on the Company’s evaluation, $12 million of the $25 million purchase price was allocated to the trade name. The remaining $13 million was recognized as an impairment charge in the second quarter of 2007. The Company recognized the investment partner’s portion of the impairment charge of $6 million in Minority Interest on the 2007 Consolidated Statement of Income.

11. Equity Investments and Other

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

In July 2008, Express distributed additional cash to its owners and the Company received $71 million. The Company’s portion representing a return of capital is $67 million with the remaining $4 million representing a return on capital. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $13 million was recorded. The gain is included in Other Income on the 2008 Consolidated Statement of Income. The Company’s investment carrying value for Express was zero as of January 31, 2009 and $99 million as of February 2, 2008. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Limited Stores

On August 3, 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores to affiliates of Sun Capital. The Company’s remaining 25% investment in Limited Stores is accounted for under the equity method of accounting. Accordingly, the Company recorded 25% of Limited Stores’ results for the period from August 4, 2007 through January 31, 2009 in Other Income (Loss) on the Consolidated Statement of Income. The Company’s investment carrying value for Limited Stores was $12 million as of January 31, 2009 and $13 million as of February 2, 2008 and is included in Other Assets on the Consolidated Balance Sheets.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $63 million as of January 31, 2009 and $62 million as of February 2, 2008 and are recorded in Other Assets on the Consolidated Balance Sheets.

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

In conjunction with the loan refinancing, ETC repaid the existing loan, reserved cash for capital expenditures and operations and authorized the distribution of $150 million to ETC members. As an ETC member, the Company received approximately $102 million of proceeds resulting in a $100 million gain after reducing the Company’s ETC carrying value from $2 million to zero. The gain is included in Other Income (Loss) on the 2007 Consolidated Statement of Income.

Total assets of ETC were approximately $253 million as of January 31, 2009 and $262 million as of February 2, 2008.

Other

In April 2008, the Company recorded a pre-tax impairment charge of $19 million related to an unconsolidated joint venture accounted for under the equity method of accounting. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is included in Net Gain on Joint Ventures on the 2008 Consolidated Statement of Income.

12. Accrued Expenses and Other

The following table provides additional information about the composition of accrued expenses and other as of January 31, 2009 and February 2, 2008:

	January 31, 2009	February 2, 2008
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$166	$218
Compensation, Payroll Taxes and Benefits	103	115
Taxes, Other Than Income	74	71
Returns Reserve	35	37
Insurance	34	33
Rent	25	31
Interest	31	24
Current Portion of Long-term Debt	—	7
Other	201	185

Total Accrued Expenses and Other	$669	$721

13. Income Taxes

The following table provides the components of the Company’s provision for income taxes for 2008, 2007 and 2006:

	2008	2007	2006
	(in millions)
Current:
U.S. Federal	$151	$352	$385
U.S. State	13	46	75
Non-U.S.	23	18	5

Total	187	416	465

Deferred:
U.S. Federal	38	59	(22)
U.S. State	15	(56)	(21)
Non-U.S.	(7)	(8)	—

Total	46	(5)	(43)

Provision for Income Taxes	$233	$411	$422

The foreign component of pre-tax income, arising principally from overseas operations, was a loss of $90 million for 2008 which includes the impact of the $215 million impairment of goodwill and other intangible assets and changes in transfer pricing. The foreign pre-tax income was $40 million for 2007 and $54 million for 2006. The non-U.S. tax provision reflects the impact of enacted statutory rate decreases in Canada.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2008, 2007 and 2006:

	2008	2007	2006
Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	5.0%	3.5%	3.2%
State Net Operating Loss and Valuation Allowance Adjustment	2.2%	(3.4%)	—
Non-deductible Loss on Divestiture of Limited Stores	—	1.9%	—
Non-deductible Impairment of Goodwill and Other Intangible Assets	14.2%	—	—
Other Items, Net	(4.9%)	(0.6%)	0.3%

Effective Tax Rate	51.5%	36.4%	38.5%

The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but the taxes are not paid until the earnings are deemed repatriated to the United States.

Deferred Taxes

The following table provides the effect of temporary differences that cause deferred income taxes as of January 31, 2009 and February 2, 2008. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 31, 2009			February 2, 2008
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$33	$—	$33	$24	$—	$24
Non-qualified Retirement Plan	62	—	62	66	—	66
Inventory	47	—	47	51	—	51
Property and Equipment	—	(153)	(153)	—	(82)	(82)
Goodwill	—	(15)	(15)	—	(16)	(16)
Trade Names and Other Intangibles	—	(182)	(182)	—	(203)	(203)
Undistributed Earnings of Foreign Affiliates	—	(13)	(13)	—	(21)	(21)
State Net Operating Losses	32	—	32	47	—	47
Non-U.S. Operating Losses	21	—	21	13	—	13
Valuation Allowance	(28)	—	(28)	(20)	—	(20)
Other, Net	59	—	59	37	—	37

Total Deferred Income Taxes	$226	$(363)	$(137)	$218	$(322)	$(104)

As of January 31, 2009, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2009 through 2026. The Company has analyzed the realization of the state net operating loss carryforwards on an individual state basis. In the second quarter of 2007, a substantial portion of the valuation allowance was reversed in connection with the Apparel divestitures. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided for the deferred tax asset.

As of January 31, 2009, the Company had available for non-U.S. tax purposes net operating loss carryforwards which expire, if unused, in the years 2028 and 2029. The Company has determined that it is more likely than not that all of the net operating loss carryforwards will not be realized and a valuation allowance has been provided for the net deferred tax assets, including the net operating loss carryforwards, of the related tax loss entity.

Income taxes payable on the accompanying Consolidated Balance Sheets included net current deferred tax liabilities of $2 million as of January 31, 2009 and $4 million as of February 2, 2008. The Company also had net current deferred tax assets of $78 million and $75 million as of January 31, 2009 and February 2, 2008, respectively, which are included in Other Current Assets on the Consolidated Balance Sheets. Income tax payments were $205 million for 2008, $428 million for 2007 and $451 million for 2006.

Uncertain Tax Positions

Effective February 4, 2007, the Company adopted Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement 109. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company recognized an additional $10 million liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening balance of retained earnings on February 4, 2007. Including this adjustment, the Company had $131 million of unrecognized tax benefits as of February 4, 2007, $85 million of which, if recognized, would reduce the effective income tax rate and $6 million of which, if recognized, would reduce Goodwill. Additionally, the Company reclassified $107 million of unrecognized tax benefits from Current Liabilities—Income Taxes to Other Long-term Liabilities on the Consolidated Balance Sheet.

The Company had unrecognized tax benefits of $164 million and $144 million as of January 31, 2009 and February 2, 2008, respectively, of which $95 million and $97 million would reduce the effective income tax rate for 2008 and 2007, respectively. Of the total unrecognized tax benefits, it is reasonably possible that $41 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the Consolidated Balance Sheet in the period in which such matter is effectively settled with the tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. For 2008, $7 million of interest and penalties was included in the Provision for Income Tax. The Company has accrued approximately $47 million and $40 million for the payment of interest and penalties as of January 31, 2009 and February 2, 2008, respectively.

The following table summarizes the activity related to its unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2008 and 2007 without interest and penalties:

	2008	2007
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$104	$92
Increases in Tax Positions for Prior Years	16	6
Decreases in Tax Positions for Prior Years	(18)	(14)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	23	28
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(3)	(5)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(5)	(4)
Foreign Currency Translation	(1)	1

Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$116	$104

The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. At the end of 2008, the Company was subject to examination by the IRS for calendar years 2006 through 2008. The Company is also subject to various U.S. state and local income tax examinations for the years 1999 to 2008. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2000 to 2008. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

14. Long-term Debt

The following table provides the Company’s long-term debt balance as of January 31, 2009 and February 2, 2008:

	January 31, 2009	February 2, 2008
	(in millions)
Term Loan due August 2012. Variable Interest Rate of 3.99% as of January 31, 2009	$750	$750
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount	698	698
$500 million, 5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount	499	499
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount	299	299
$300 million, 6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount	299	299
Credit Facility due January 2010	—	15
5.30% Mortgage due August 2010	2	2

Total	2,897	2,912
Current Portion of Long-term Debt	—	(7)

Total Long-term Debt, net of Current Portion	$2,897	$2,905

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

On August 3, 2007, the Company amended its $1 billion unsecured revolving credit facility (the “5-Year Facility”) by extending its term to August 2012 and executed a $500 million, 364-day unsecured revolving credit facility (the “364-Day Facility”). On July 11, 2008, the Company renewed the 364-Day Facility and reduced its size to $300 million. Both facilities support the Company’s commercial paper and letter of credit programs. As of January 31, 2009, there were no borrowings outstanding under either facility and no commercial paper outstanding. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and were 0.15% of the committed amount per year as of January 31, 2009. Fees payable under the 364-Day Facility are also based on the Company’s long-term credit ratings and were 0.35% of the committed amount per year as of January 31, 2009.

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

The facilities and the Term Loan have several interest rate options, which are based in part on the Company’s long-term credit ratings. These agreements also require the Company to maintain certain specified fixed charge coverage and leverage ratios and prohibit certain types of liens on property or assets. The Company was in compliance with the covenant requirements as of January 31, 2009.

In January 2008, the Company entered into a participating interest rate swap arrangement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Term Loan. The participating interest rate swap limits the Company’s exposure to increases in the benchmark interest rate while allowing the Company to partially participate in any decreases in the benchmark interest rate. For additional information, See Note 4, “Derivative Instruments.”

On February 19, 2009, the Company amended its 5-Year Facility, amended its Term Loan and canceled its 364-Day Facility. For additional information, see Note 22, “Subsequent Event.”

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2009	$—
2010	2
2011	—
2012	1,050
2013	—
Thereafter	1,850

Cash paid for interest was $174 million in 2008, $151 million in 2007 and $100 million in 2006.

15. Fair Value of Financial Instruments

SFAS 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”), requires management to disclose the estimated fair value of certain assets and liabilities defined by SFAS 107 as financial instruments. As of January 31, 2009, management believes that the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, if available. In the absence of quoted prices for identical or similar assets or investments in active markets, fair value is estimated using various valuation methods including cash flow analysis and appraisals.

The estimated fair value of the Company’s long-term debt was $2.1 billion compared to the carrying value of $2.9 billion as of January 31, 2009. As of February 2, 2008, the estimated fair value of the Company’s long-term debt was $2.8 billion compared to the carrying value of $2.9 billion. The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimated fair value of the $750 million term loan is equal to its carrying value. On February 19, 2009, the terms of the Term Loan were amended. The estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange.

The aggregate estimated fair value of the Company’s foreign currency swap arrangements was an asset of $26 million as of January 31, 2009 and a liability of $54 million as of February 2, 2008. The estimated fair value of the Company’s participating interest rate swap arrangement was a liability of $30 million as of January 31, 2009 and $13 million as of February 2, 2008.

16. Leases

The Company is committed to noncancelable leases with remaining terms generally from one to ten years. A substantial portion of the Company’s leases consist of store leases generally with an initial term of ten years. Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering taxes, common area costs and certain other expenses. These additional payments are excluded from the table below.

The following table provides rent expense for 2008, 2007 and 2006:

	2008	2007	2006
	(in millions)
Store Rent:
Fixed Minimum	$391	$431	$495
Contingent	37	58	72

Total Store Rent	428	489	567
Office, Equipment and Other	64	70	50

Gross Rent Expense	492	559	617
Sublease Rental Income	(4)	(9)	(14)

Total Rent Expense	$488	$550	$603

The following table provides the Company’s minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2009	$478
2010	455
2011	416
2012	373
2013	341
Thereafter	1,334

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.

The Company’s future sublease income under noncancelable subleases was $14 million as of January 31, 2009, which included $3 million of rent commitments related to disposed businesses under master lease arrangements.

17. Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $194 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through

2019. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through September 30, 2010, the expiration date of the letter of credit, consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $19 million as of January 31, 2009.

The Company’s guarantees related to Express, Limited Stores and New York & Company are subject to the provisions of SFAS 145, Rescission, Amendment and Technical Correction of Certain Accounting Standards, which requires fair value accounting for these guarantee obligations. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $94 million and $180 million as of January 31, 2009 and February 2, 2008, respectively. The estimated fair value of these guarantee obligations was $15 million and $10 million as of January 31, 2009 and February 2, 2008, respectively, and is included in Other Long-term Liabilities on its Consolidated Balance Sheets. The increase in the fair value from February 2, 2008 to January 31, 2009 reflects the impact of the current economic environment and the Company’s assessment of the risk of default on the guaranteed lease payments.

The Company’s guarantees related to Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to the fair value provisions of SFAS 145 because they were executed prior to the effective date of SFAS 145. These guarantees are subject to the provisions of SFAS 5, Accounting for Contingencies, which requires that a loss be accrued when probable and reasonably estimable. As of January 31, 2009 and February 2, 2008, the Company had no liability recorded with respect to any of the guarantee obligations subject to SFAS 5 as it concluded that performance under these guarantees was not probable.

18. Retirement Benefits

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

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $40 million for 2008, $44 million for 2007 and $49 million for 2006.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and credits additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions and credits, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years.

The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of January 31, 2009 and February 2, 2008:

	January 31, 2009	February 2, 2008
	(in millions)
Balance at Beginning of Year	$175	$179
Contributions:
Associate	9	14
Company	9	11
Interest	13	11
Distributions	(39)	(32)
Transfers (a)	—	(8)

Balance at End of Year	$167	$175

(a)	Reflects transfers to the plans established by Express and Limited Stores.

Total expense recognized related to the non-qualified plan was $21 million for 2008, $22 million for 2007 and $26 million for 2006.

19. Shareholders’ Equity

Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007:

	Amount Authorized	Shares Repurchased			Average Stock Price of Shares Repurchased within Program
		2008	2007	2006
	(in millions)	(in thousands)
October 2008 (a)	$250	19,048	—	—	$11.48
November 2007 (b)	250	8,539	5,887	—	17.33
August 2007	250	—	11,870	—	21.06
June 2007	1,000	—	38,656	—	25.87
June 2006 (c)	100	—	2,296	1,494	26.35
February 2006	100	—	—	3,990	25.09
November 2005 (d)	200	—	—	1,795	22.82

Total Shares Repurchased		27,587	58,709	7,279

(a)	The repurchase program authorized in October 2008 had $31 million remaining as of January 31, 2009.
(b)	The repurchase program authorized in November 2007 had repurchases of $150 million in 2008 at an average stock price of $17.54 and repurchases of $100 million in 2007 at an average stock price of $17.02. This repurchase program was completed in May 2008.
(c)	The repurchase program authorized in June 2006 had repurchases of $59 million in 2007 at an average stock price of $25.86 and repurchases of $41 million in 2006 at an average stock price of $27.11. This repurchase program was completed in May 2007.

(d)	The repurchase program authorized in November 2005 had repurchases of $42 million in 2006 at an average stock price of $23.40 and repurchases of $158 million in 2005 at an average stock price of $22.67. This repurchase program was completed in February 2006.

For the November 2007 repurchase program, $8 million of share repurchases were reflected in accounts payable as of February 2, 2008 and were settled in February 2008. For the October 2008 repurchase program, there were no share repurchases reflected in accounts payable as of January 31, 2009. Through March 20, 2009, no additional shares were repurchased.

20. Share-Based Compensation

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

Under the Company’s plans, approximately 100 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 17 million options and shares were available for grant as of January 31, 2009.

Stock Options

The following table provides the Company’s stock option activity for the fiscal year ended January 31, 2009:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of February 2, 2008	17,841	$19.60
Granted	2,066	17.09
Exercised	(2,186)	14.31
Cancelled	(2,340)	22.17

Outstanding as of January 31, 2009	15,381	$19.62	5.39	$—

Vested and Expected to Vest as of January 31, 2009 (a)	14,516	$19.59	5.23	$—
Options Exercisable as of January 31, 2009	11,228	$19.06	4.39	$—

(a)	The number of options expected to vest includes an estimate of expected forfeitures.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $10 million for 2008, $80 million for 2007 and $130 million for 2006.

The total fair value at grant date of option awards vested was $13 million for 2008, $23 million for 2007 and $39 million for 2006.

The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $8 million as of January 31, 2009. This cost is expected to be recognized over a weighted-average period of 2 years.

The weighted-average estimated fair value of stock options granted was $3.47 per share for 2008, $6.97 per share for 2007 and $7.61 per share for 2006.

Cash received from stock options exercised was $31 million for 2008, $74 million for 2007 and $153 million for 2006. Tax benefits realized from tax deductions associated with stock options exercised were $5 million for 2008, $30 million for 2007 and $50 million for 2006.

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

The following table contains the weighted-average assumptions used during 2008, 2007 and 2006:

	2008	2007	2006
Expected Volatility	29%	32%	35%
Risk-free Interest Rate	2.5%	4.5%	4.8%
Dividend Yield	3.4%	3.0%	2.9%
Expected Life (in years)	5.2	5.3	5.5

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

Restricted Stock

The following table provides the Company’s restricted stock activity for the fiscal year ended January 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of February 2, 2008	3,370	$22.83
Granted	4,406	15.11
Vested	(887)	21.84
Cancelled	(676)	21.83

Unvested as of January 31, 2009	6,213	17.60

The Company’s total intrinsic value of restricted stock vested was $15 million for 2008, $11 million for 2007 and $14 million for 2006.

The Company’s total fair value at grant date of awards vested was $19 million for 2008, $8 million for 2007 and $10 million for 2006. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.

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

As of January 31, 2009, there was $28 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Tax benefits realized from tax deductions associated with restricted stock vested were $6 million for 2008, $5 million for 2007 and $4 million for 2006.

Income Statement Impact

Total pre-tax share-based compensation expense recognized under SFAS 123(R) was $35 million for 2008, $44 million for 2007 and $37 million for 2006. The tax benefit associated with share-based compensation was $11 million for 2008, $14 million for 2007 and $11 million for 2006.

The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2008, 2007 and 2006:

	2008	2007	2006
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$11	$10	$8
General, Administrative and Store Operating Expenses	24	34	29

Total Share-based Compensation Expense	$35	$44	$37

21. Segment Information

Prior to the divestitures of Express and Limited Stores in the second quarter of 2007, the Company had three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel. The Victoria’s Secret reportable segment consists of the Victoria’s Secret and La Senza operating segments which are aggregated in accordance with the provisions of SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products, and accessories under the Victoria’s Secret, Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue. Through its website and catalogue, certain of Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 45 other countries. La Senza products may also be purchased through its website, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products marketed under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names in addition to sales of third-party brands. Bath & Body Works merchandise is sold at retail stores, through its website, www.bathandbodyworks.com, and its catalogue.

The Apparel segment sold women’s and men’s apparel through Express and Limited Stores. After the closing dates of the divestitures, the segment no longer exists. However, the Company retains a 25% ownership interest in Express and Limited Stores.

Other consists of the following:

•	Henri Bendel, operator of five specialty stores which feature accessories, fashion and personal care products;

•	Bath & Body Works Canada, operator of six specialty stores which feature personal care, beauty and home fragrance products;

•	Mast, an apparel merchandise sourcing and production company serving Victoria’s Secret, La Senza and third-party customers;

•	Beauty Avenues, a personal care sourcing and production company serving Victoria’s Secret, La Senza and Bath & Body Works; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information as of and for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007:

	Victoria’s Secret	Bath & Body Works	Apparel(a)	Other	Total
	(in millions)
January 31, 2009
Net Sales	$5,604	$2,374	$—	$1,065	$9,043
Depreciation and Amortization	154	66	—	123	343
Operating Income (Loss)	405	215	—	(31)	589
Total Assets	3,086	1,446	—	2,440	6,972
Capital Expenditures	279	92	—	108	479

February 2, 2008
Net Sales	$5,607	$2,494	$870	$1,163	$10,134
Depreciation and Amortization	156	59	27	110	352
Operating Income (Loss) (b) (c)	718	302	250	(160)	1,110
Total Assets	3,365	1,456	—	2,616	7,437
Capital Expenditures	315	112	37	285	749

February 3, 2007
Net Sales	$5,139	$2,556	$2,242	734	10,671
Depreciation and Amortization	105	52	66	93	316
Operating Income (Loss) (c)	879	420	(1)	(122)	1,176
Total Assets	3,221	1,516	622	1,734	7,093
Capital Expenditures	160	87	66	235	548

(a)	Results of Express and Limited Stores are included through July 6, 2007 and August 3, 2007, respectively, when the businesses were divested. Total assets for the Apparel segment as of February 2, 2008 are not included as the businesses were divested prior to that date.
(b)	Operating income for Apparel for the fiscal year ended February 2, 2008 includes the gain on divestiture of Express of $302 million and the loss on divestiture of Limited Stores of $72 million.
(c)	Amounts presented are restated to conform with the corporate cost allocation methodology adopted at the beginning of 2008.

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

The Company’s international sales, including La Senza, Bath & Body Works Canada and direct sales shipped internationally totaled $655 million in 2008, $611 million in 2007 and $100 million in 2006. The Company’s internationally based long-lived assets were $364 million as of January 31, 2009 and $713 million as of February 2, 2008.

22. Subsequent Event

On February 19, 2009, the Company amended its $1 billion unsecured revolving credit facility expiring in August 2012 (the “5-Year Facility”), amended its $750 million term loan (“Term Loan”) maturing in August 2012 and canceled its $300 million, 364-day unsecured revolving credit facility. The amendment to the 5-Year Facility and the Term Loan includes changes to both the fixed charge coverage and leverage covenants. Under the amended covenants, the Company is required to maintain the fixed charge coverage ratio at 1.60 or above through fiscal year 2010 and 1.75 or above thereafter. The leverage ratio, which is debt compared to EBITDA, as those terms are defined in the agreement, must not exceed 5.0 through the third quarter of fiscal year 2010, 4.5 from the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011 and 4.0 thereafter. The amendment also increases the interest costs and fees associated with the 5-Year Facility and the Term Loan, provides for certain security interests as defined in the agreement and limits dividends, share repurchases and other restricted payments as defined in the agreement to $220 million per year with certain potential increases as defined in the agreement. The interest rate as of January 31, 2009 on the Term Loan would have been 6.69% had the amendment been effective at that date. The amendment does not impact the maturity dates of either the 5-Year Facility or the Term Loan. The Company is currently evaluating the impact of the amendment in accordance with Emerging Issues Task Force (EITF) Issue 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, and EITF Issue 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving Debt Arrangements.

23. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for 2008:

	Fiscal Quarter Ended
	May 3, 2008(b)	August 2, 2008(c)	November 1, 2008	January 31, 2009(d)
	(in millions except per share data)
Net Sales	$1,925	$2,284	$1,843	$2,991
Gross Profit	641	761	580	1,024
Operating Income	209	186	41	153
Income Before Income Taxes	176	164	3	110
Net Income	98	102	4	16
Net Income Per Basic Share (a)	$0.29	$0.30	$0.01	$0.05
Net Income Per Diluted Share (a)	$0.28	$0.30	$0.01	$0.05

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.
(b)	Includes the effect of the following items:
(i)	A pre-tax gain of $128 million related to the divestiture of a personal care joint venture.
(ii)	A pre-tax loss of $19 million related to an impairment charge of an unconsolidated joint venture.
(c)	Includes the effect of a pre-tax gain of $13 million related to the $71 million distribution from Express.
(d)	Includes the effect of the following items:
(i)	$215 million impairment charge of goodwill and other intangible assets for the La Senza business.
(ii)	$23 million related to restructuring activities.
(iii)	A tax benefit of $15 million related to certain discrete foreign and state income tax items.

The following table provides summarized quarterly financial data for 2007:

	Fiscal Quarter Ended
	May 5, 2007	August 4, 2007(b)	November 3, 2007(c)	February 2, 2008(d)
	(in millions except per share data)
Net Sales	$2,311	$2,624	$1,923	$3,276
Gross Profit (e)	794	811	608	1,296
Operating Income	108	319	62	621
Income Before Income Taxes	92	423	23	591
Net Income	53	264	12	389
Net Income Per Basic Share (a)	$0.13	$0.68	$0.03	$1.11
Net Income Per Diluted Share (a)	$0.13	$0.67	$0.03	$1.10

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.
(b)	Includes the effect of the following items:
(i)	A pre-tax gain of $302 million related to the divestiture of a 75% ownership interest in Express.
(ii)	A pre-tax loss of $72 million related to the divestiture of a 75% ownership interest in Limited Stores.
(iii)	A tax benefit of $39 million related to the reversal of state net operating loss carryforward valuation allowances associated with the Apparel divestitures.
(iv)	A pre-tax gain of $100 million related to a distribution from Easton Town Center, LLC.
(v)	$47 million of expense related to various restructuring activities.
(vi)	A pre-tax gain of $17 million related to an interest rate hedge.
(c)	Includes the effect of a pre-tax gain of $25 million related to the sale of assets.
(d)	Includes the effect of the following items:
(i)	A pre-tax gain of $48 million related to initial recognition of income for unredeemed gift cards at Victoria’s Secret.
(ii)	A tax benefit of $28 million related to a decline in the Canadian federal tax rate, favorable tax benefits associated with the Apparel divestitures, audit settlements and other items.
(e)	Amounts presented are restated for 2007 to conform to current period presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding changes in accountants is set forth under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our proxy statement to be filed on or about April 8, 2009 for the Annual Meeting of Stockholders to be held May 28, 2009 (the “Proxy Statement”) and is incorporated herein by reference.

There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 31, 2009 is set forth in Item 8. Financial Statements and Supplementary Data.

Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 31, 2009 is set forth in Item 8. Financial Statements and Supplementary Data.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our directors is set forth under the captions “ELECTION OF DIRECTORS—Nominees and Directors”, “—Director Independence”, “—Information Concerning the Board of Directors”, “—Committees of the Board of Directors”, “—Communications with the Board”, “—Attendance at Annual Meetings”, “—Code of Conduct and Related Person Transaction Policy”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles and Related Person Transaction Policy and Committee Charters”, and “—Security Ownership of Directors and Management” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

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

The following table summarizes share and exercise price information about Limited Brands’ equity compensation plans as of January 31, 2009.

Plan category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column(a))
Equity compensation plans approved by security holders (1)	21,593,831	$19.62	(2)	17,123,077
Equity compensation plans not approved by security holders	—	—		—

Total	21,593,831	$19.62		17,123,077

(1)	Includes the following plans: Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2007 Restatement), Limited Brands, Inc. 1996 Stock Plan for Non-Associate Directors, 2003 Stock Award and Deferred Compensation Plan for Non-Associate Directors, and Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan. In March 2002, awards then outstanding under the Intimate Brands, Inc. plan were converted into awards relating to 15,561,339 shares of Common Stock in connection with the merger of Intimate Brands, Inc. and a subsidiary of the Company.
(2)	Does not include outstanding rights to receive Common Stock upon the vesting of restricted shares awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information regarding certain relationships and related transactions is set forth under the caption “ELECTION OF DIRECTORS—Nominees and Directors” and “—Director Independence” in the Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Information regarding principal accountant fees and services is set forth under the captions “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS—Audit fees”, “—Audit related fees”, “—Tax fees”, “—All other fees” and “—Pre-approval policies and procedures” in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a	)	(1)	Consolidated Financial Statements

The following consolidated financial statements of Limited Brands, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008

Consolidated Statements of Shareholders’ Equity for the Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

Consolidated Statements of Cash Flows for the Years Ended January 31, 2009, February 2, 2008 and February 3, 2007

Notes to Consolidated Financial Statements

(a	)	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a	)	(3)	List of Exhibits

			3.	Articles of Incorporation and Bylaws.

			3.1	Certificate of Incorporation of the Company, dated March 8, 1982 incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

			3.2	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

			3.3	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987 incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

			3.4	Certificate of Amendment of Certificate of Incorporation dated May 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

			3.5	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

			4.	Instruments Defining the Rights of Security Holders.

			4.1	Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File no. 333-105484) dated May 22, 2003.

4.2	Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the “Commission”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the “1993 Form S-3”).

4.3	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

4.4	Indenture dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (File no. 333-104633) dated April 18, 2003.

4.5	Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.6	Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.7	Amendment and Restatement Agreement with respect to the Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.8	Amendment and Restatement Agreement with respect to the Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.9	Amendment and Restatement Agreement (Revolving Credit Agreement) dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Five-Year Revolving Credit Agreement dated as of October 6, 2004, as amended and restated November 5, 2004 and March 22, 2006, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007.

4.10	364-Day Revolving Credit Agreement, dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007.

4.11	Amendment and Restatement Agreement (Term Loans) dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Term Loan Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004 and March 22, 2006, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007.

4.12	Amendment and Restatement Agreement (Term Loans) dated as of February 19, 2009, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Term Loan Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004, March 22, 2006 and August 4, 2007, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 25, 2009.

10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).*

10.2	The Limited Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.*

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.*

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.*

10.5	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).*

10.6	The 1993 Stock Option and Performance Incentive Plan (1996 Restatement) of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-04941).*

10.7	Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan incorporated by reference to the Intimate Brands, Inc. Proxy Statement dated April 14, 1997 (File No. 1-13814).*

10.8	The 1997 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.*

10.9	Limited Brands, Inc. (formerly The Limited, Inc.) 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.*

10.10	Limited Brands, Inc. (formerly The Limited, Inc.) Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.*

10.11	Agreement dated as of May 3, 1999 among Limited Brands, Inc. (formerly The Limited, Inc.), Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.12	The 1998 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.*

10.13	The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.*

10.14	Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.*

10.15	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2003 Restatement) incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.*

10.16	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.*

10.17	Form of Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated December 8, 2004.*

10.18	Employment Agreement dated as of January 17, 2005 among Limited Brands, Inc., The Limited Service Corporation and Martyn Redgrave incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2005.*

10.19	Limited Brands, Inc. Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.20	Form of Amended and Restated Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.21	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.*

10.22	Employment Agreement dated as of November 24, 2006 among Limited Brands, Inc., Victoria’s Secret Direct, LLC, and Sharen Jester Turney incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.*

10.23	Employment Agreement effective as of April 9, 2007 among Limited Brands, Inc. and Stuart Burgdoerfer incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 11, 2007.*

10.24	Amendment to Employment Agreement dated as of March 28, 2008 among Limited Brands, Inc., and Sharen Jester Turney.*

12.	Computation of Ratio of Earnings to Fixed Charges.

14.	Code of Ethics—incorporated by reference to the definitive Proxy Statement to be filed on or about April 14, 2007.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

*	Identifies management contracts or compensatory plans or arrangements.

(b)	Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2009

LIMITED BRANDS, INC. (registrant)

By	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President, Chief Financial Officer *

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 2, 2008:

Signature	Title

/s/ LESLIE H. WEXNER** Leslie H. Wexner	Chairman of the Board of Directors and Chief Executive Officer

/s/ DENNIS S. HERSCH** Dennis S. Hersch	Director

/s/ JAMES L. HESKETT** James L. Heskett	Director

/s/ DONNA A. JAMES** Donna A. James	Director

/s/ DAVID T. KOLLAT** David T. Kollat	Director

/s/ WILLIAM R. LOOMIS, JR.** William R. Loomis, Jr.	Director

/s/ JEFFREY H. MIRO** Jeffrey H. Miro	Director

/s/ JEFFREY B. SWARTZ** Jeffrey B. Swartz	Director

/s/ ALLAN R. TESSLER** Allan R. Tessler	Director

/s/ ABIGAIL S. WEXNER** Abigail S. Wexner	Director

Signature	Title

/s/ RAYMOND ZIMMERMAN** Raymond Zimmerman	Director

**	The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/s/ MARTYN R. REDGRAVE
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