Form 10-Q
period 2009-05-02
LIMITED BRANDS INC
filed 2009-06-05
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 29, 2009
321,564,844 Shares

LIMITED BRANDS, INC.

*	The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2009” and “first quarter of 2008” refer to the thirteen week periods ending May 2, 2009 and May 3, 2008, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	First Quarter
	2009	2008
Net Sales	$1,725	$1,925
Costs of Goods Sold, Buying and Occupancy	(1,177)	(1,284)

Gross Profit	548	641
General, Administrative and Store Operating Expenses	(483)	(541)
Net Gain on Joint Ventures	—	109

Operating Income	65	209
Interest Expense	(62)	(45)
Interest Income	1	6
Other Income (Expense)	(1)	5

Income Before Income Taxes	3	175
Provision for Income Taxes	—	78

Net Income	3	97
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	(1)

Net Income Attributable to Limited Brands, Inc.	$3	$98

Net Income Attributable to Limited Brands, Inc. Per Basic Share	$0.01	$0.29

Net Income Attributable to Limited Brands, Inc. Per Diluted Share	$0.01	$0.28

Dividends Per Share	$0.15	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	May 2, 2009	January 31, 2009	May 3, 2008
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$936	$1,173	$759
Accounts Receivable, Net	198	236	320
Inventories	1,213	1,182	1,224
Other	269	276	297

Total Current Assets	2,616	2,867	2,600
Property and Equipment, Net	1,891	1,929	1,895
Goodwill	1,430	1,426	1,676
Trade Names and Other Intangible Assets, Net	585	580	642
Other Assets	158	170	221

Total Assets	$6,680	$6,972	$7,034

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$410	$494	$428
Accrued Expenses and Other	591	669	634
Income Taxes	15	92	34

Total Current Liabilities	1,016	1,255	1,096
Deferred Income Taxes	209	213	174
Long-term Debt	2,897	2,897	2,905
Other Long-term Liabilities	719	732	710

Shareholders’ Equity:
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 524 shares issued; 322, 321 and 339 shares outstanding, respectively	262	262	262
Paid-in Capital	1,534	1,544	1,543
Accumulated Other Comprehensive Income (Loss)	(22)	(28)	31
Retained Earnings	4,731	4,777	4,804
Less: Treasury Stock, at Average Cost; 202, 203 and 185 shares, respectively	(4,666)	(4,681)	(4,491)

Total Limited Brands, Inc. Shareholders’ Equity	1,839	1,874	2,149
Noncontrolling Interest	—	1	—

Total Equity	1,839	1,875	2,149

Total Liabilities and Equity	$6,680	$6,972	$7,034

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	First Quarter
	2009	2008
Operating Activities:
Net Income	$3	$97
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	94	92
Amortization of Landlord Allowances	(9)	(8)
Deferred Income Taxes	3	6
Share-based Compensation Expense	11	7
Net Gain on Joint Ventures	—	(109)
Changes in Assets and Liabilities:
Accounts Receivable	38	25
Inventories	(28)	18
Accounts Payable, Accrued Expenses and Other	(165)	(162)
Income Taxes Payable	(79)	(102)
Other Assets and Liabilities	14	24

Net Cash Used for Operating Activities	(118)	(112)

Investing Activities:
Capital Expenditures	(51)	(139)
Net Proceeds from the Divestiture of Joint Venture	—	144
Return of Capital from Express	—	28
Other Investing Activities	—	(1)

Net Cash (Used for) Provided by Investing Activities	(51)	32

Financing Activities:
Dividends Paid	(48)	(52)
Financing Costs	(19)	—
Repurchase of Common Stock	—	(128)
Proceeds From Exercise of Stock Options and Other	—	2

Net Cash Used for Financing Activities	(67)	(178)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(1)
Net Decrease in Cash and Cash Equivalents	(237)	(259)
Cash and Cash Equivalents, Beginning of Period	1,173	1,018

Cash and Cash Equivalents, End of Period	$936	$759

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Limited Brands, Inc. (the Company) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through specialty retail stores in the United States and Canada, which are primarily mall-based, and through its websites and catalogue. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Pink

•	La Senza

•	Bath & Body Works

•	C. O. Bigelow

•	The White Barn Candle Company

•	Henri Bendel

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2009” and “first quarter of 2008” refer to the thirteen week periods ending May 2, 2009 and May 3, 2008, respectively.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s Consolidated Financial Statements also include less than 100% owned variable interest entities in which the Company is designated as the primary beneficiary in accordance with Financial Accounting Standards Board Interpretation 46(R), Consolidation of Variable Interest Entities.

The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Cost of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income (Expense) on the Consolidated Statements of Income. The Company’s equity investments are required to be tested for impairment when it is determined there may be an other than temporary loss in value.

The Company has a 25% ownership interest in Express and Limited Stores. These investments are accounted for under the equity method of accounting. The Company eliminates in consolidation 25% of merchandise sourcing sales to Express and Limited Stores consistent with the Company’s ownership percentage.

Interim Financial Statements

The Consolidated Financial Statements as of and for the quarters ended May 2, 2009 and May 3, 2008 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, these Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2008 Annual Report on Form 10-K. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.

Seasonality of Business

Due to seasonal variations in the retail industry, the results of operations for any interim period are not necessarily indicative of the results expected for the full fiscal year.

Concentration of Credit Risk

The Company maintains cash and cash equivalents with various major financial institutions, as well as corporate commercial paper from time to time. Currently, the Company’s investment portfolio is comprised primarily of U.S. Treasury guaranteed money market funds.

The Company monitors the relative credit standing of financial institutions and other entities with whom the Company transacts and limits the amount of credit exposure with any one entity. The Company also monitors the creditworthiness of entities to which the Company grants credit terms in the normal course of business and counterparties to derivative instruments.

2. Recently Issued Accounting Pronouncements

SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”)

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and became effective prospectively beginning in 2009. In the first quarter of 2009, the Company adopted SFAS 161. For additional information, see Note 5, “Derivative Instruments.”

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”)

In December 2007, the FASB issued SFAS 160, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. SFAS 160 requires noncontrolling interest be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income or loss by the controlling interest. SFAS 160 requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. SFAS 160 became effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption, however the presentation and disclosure requirements are applied retrospectively. In the first quarter of 2009, the Company adopted SFAS 160 recharacterizing minority interest as a noncontrolling interest and classifying it as a component of equity in its consolidated financial statements. For additional information, see Note 4, “Noncontrolling Interest.”

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, as of February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities only on a prospective basis. As of February 1, 2009, the Company adopted the remaining provisions of SFAS 157, including items within the scope of FSP FAS 157-2. The adoption of SFAS 157 did not have a significant impact on the Company’s results of operations, financial condition or liquidity. For additional information, see Note 6, “Fair Value of Financial Instruments.”

3. Earnings Per Share and Shareholders’ Equity

Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2009 and 2008:

	First Quarter
	2009	2008
	(in millions)
Common Shares Issued	524	524
Treasury Shares	(203)	(183)

Basic Shares	321	341
Effect of Dilutive Options and Restricted Stock	2	3

Diluted Shares	323	344

Anti-dilutive Options and Awards (a)	21	14

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

In November 2007, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s common stock. During the first quarter of 2008, the Company repurchased 7.1 million shares of common stock for $122 million. During May 2008, the Company completed this program by repurchasing 1.5 million shares of common stock.

In October 2008, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s common stock. In 2008, the Company repurchased 19.0 million shares of common stock for $219 million related to this program. In the first quarter of 2009, the Company did not repurchase any additional shares of common stock under this program.

On May 27, 2009, the Company was authorized by its Board of Directors to cancel all 202 million shares of its common stock held as treasury shares.

4. Noncontrolling Interest

The following table provides a rollforward of equity attributable to noncontrolling interest for the first quarter of 2008:

First Quarter 2008
(in millions)
Balance as of February 2, 2008	$55
Loss	(1)
Divestiture of Personal Care Business	(54)

Balance as of May 3, 2008	$—

In April 2008, the Company and its investment partner completed the divestiture of a joint venture, which the Company consolidated under the provisions of FIN 46(R), Consolidation of Variable Interest Entities. For additional information, see Note 8, “Divestitures and Other.”

5. Derivative Instruments

The Company uses derivative instruments designated as cash flow hedges to manage exposure to foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended, which requires that all derivative instruments be recorded on the Consolidated Balance Sheets at fair value. For additional information, see Note 6, “Fair Value of Financial Instruments.”

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Foreign Exchange Risk

To mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company’s La Senza operations, the Company entered into a series of cross-currency swaps related to approximately $470 million of Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans. The cross-currency interest rate swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of May 2, 2009, January 31, 2009, and May 3, 2008:

	May 2, 2009	January 31, 2009	May 3, 2008
	(in millions)
Other Assets	$7	$26	$—
Other Long-term Liabilities	—	—	50

The following table provides a summary of the pre-tax financial statement effect of the Company’s derivative financial instruments designated as foreign exchange cash flow hedges for the first quarter of 2009 and 2008:

		First Quarter
	Location	2009	2008
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(19)	$4
Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (a)	Other Income	14	(11)

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk

In January 2008, the Company entered into participating interest rate swap arrangements to mitigate exposure to interest rate fluctuations related to the Company’s $750 million term loan. The swap arrangements were designated as cash flow hedges of interest rate risk and expire in 2012, at the same time as the related debt. Amounts are reclassified from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the $750 million term loan.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate cash flow hedges as of May 2, 2009, January 31, 2009, and May 3, 2008:

	May 2, 2009	January 31, 2009	May 3, 2008
	(in millions)
Other Assets	$—	$—	$—
Other Long-term Liabilities	35	30	3

The following table provides a summary of the pre-tax financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges for the first quarter of 2009 and 2008:

		First Quarter
	Location	2009	2008
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(6)	$9
Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (a)	Interest Expense	4	1

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the $750 million term loan. No ineffectiveness is associated with these interest rate cash flow hedges.

6. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of May 2, 2009, January 31, 2009, and May 3, 2008:

	May 2, 2009	January 31, 2009	May 3, 2008
	(in millions)
Carrying Value	$2,897	$2,897	$2,905
Fair Value (a)	2,426	2,113	2,647

(a)	The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimated fair value of the Company’s $750 million term loan is equal to its carrying value. On February 19, 2009, the terms of the $750 million term loan were amended. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 established a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 – Quoted market prices in active markets for identical assets or liabilities.

•

Level 2 – Observable inputs other than quoted market prices included in Level 1, such as quoted prices of similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table provides a summary of assets and liabilities measured in the financial statements at fair value on a recurring basis as of May 2, 2009, January 31, 2009 and May 3, 2008:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of May 2, 2009
Assets:
Cash and Cash Equivalents	$936	$—	$—	$936
Cross Currency Interest Rate Cash Flow Hedges	—	7	—	7

Liabilities:
Interest Rate Cash Flow Hedges	—	35	—	35
Lease Guarantees	—	—	15	15

As of January 31, 2009
Assets:
Cash and Cash Equivalents	$1,173	$—	$—	$1,173
Cross Currency Interest Rate Cash Flow Hedges	—	26	—	26

Liabilities:
Interest Rate Cash Flow Hedges	—	30	—	30
Lease Guarantees	—	—	15	15

As of May 3, 2008
Assets:
Cash and Cash Equivalents	$759	$—	$—	$759

Liabilities:
Cross Currency Interest Rate Cash Flow Hedges	—	50	—	50
Interest Rate Cash Flow Hedges	—	3	—	3
Lease Guarantees	—	—	6	6

Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for first quarter 2009 and 2008:

	First Quarter
	2009	2008
	(in millions)
Beginning Balance	$15	$10
Change in Estimated Fair Value Reported in Earnings	—	(4)

Ending Balance	$15	$6

The Company’s lease guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of certain businesses. The fair value of these lease guarantees are impacted by economic conditions, probability of rent obligation payments, period of obligation as well as the discount rate utilized.

7. Comprehensive Income (Loss)

The following table provides detail for other comprehensive income for first quarter 2009 and 2008:

	First Quarter
	2009	2008
	(in millions)
Net Income Attributable to Limited Brands, Inc.	$3	$98
Other Comprehensive Income (Loss):
Foreign Currency Translation	—	(3)
Unrealized (Loss) Gain on Cash Flow Hedges	(25)	13
Reclassification of Cash Flow Hedges to Earnings	18	(10)
Income Tax Benefit (a)	13	—

Total Comprehensive Income	$9	$98

(a)	The income tax benefit primarily relates to unrealized losses on the cash flow hedges.

The following table provides additional detail regarding the composition of accumulated other comprehensive income (loss) as of May 2, 2009, January 31, 2009 and May 3, 2008:

	May 2, 2009	January 31, 2009	May 3, 2008
	(in millions)
Foreign Currency Translation	$(4)	$(4)	$27
Unrealized Gain (Loss) on Cash Flow Hedges	(13)	(3)	(55)
Reclassification of Cash Flow Hedges to Earnings	(3)	(18)	62
Realized Loss on Cash Flow Hedges	(2)	(3)	(3)

Total Accumulated Other Comprehensive Income (Loss)	$(22)	$(28)	$31

8. Divestitures

In April 2008, the Company and its investment partner completed the divestiture of a joint venture, which the Company consolidated under the provisions of FIN 46(R), Consolidation of Variable Interest Entities, to a third-party. The Company recognized a pre-tax gain of $128 million and received pre-tax proceeds of $168 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the 2008 Consolidated Statement of Income. Total proceeds included $24 million which was to be held in escrow until August 2009 to cover any post-closing contingencies. In December 2008, $15 million of $24 million in funds held in escrow were distributed to the Company. The remaining cash in escrow is included in Other Current Assets on the Consolidated Balance Sheet as of May 2, 2009.

9. Restructuring Activities

During the fourth quarter of 2008, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the current retail environment. This program resulted in the elimination of approximately 400 positions (or 10%) of the Company’s corporate and home office headcount. The Company recognized a pre-tax charge consisting of severance and related costs of $23 million for the fiscal year ended January 31, 2009. During the first quarter of 2009, the Company made cash payments of $4 million related to this restructuring program. The remaining balance of $19 million is included in Accrued Expenses and Other on the Consolidated Balance Sheet as of May 2, 2009.

10. Inventories

The following table provides details of inventories as of May 2, 2009, January 31, 2009 and May 3, 2008:

	May 2, 2009	January 31, 2009	May 3, 2008
	(in millions)
Finished Goods Merchandise	$1,154	$1,101	$1,127
Raw Materials and Merchandise Components	59	81	97

Total Inventories	$1,213	$1,182	$1,224

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

11. Property and Equipment, Net

The following table provides details of property and equipment, net as of May 2, 2009, January 31, 2009 and May 3, 2008:

	May 2, 2009	January 31, 2009	May 3, 2008
	(in millions)
Property and Equipment, at Cost	$4,056	$4,031	$3,865
Accumulated Depreciation and Amortization	(2,165)	(2,102)	(1,970)

Property and Equipment, Net	$1,891	$1,929	$1,895

Depreciation expense was $93 million and $90 million for the first quarter of 2009 and 2008, respectively.

12. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for the first quarter of 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of January 31, 2009	$798	$628	$—	$1,426
Foreign Currency Translation	4	—	—	4

Balance as of May 2, 2009	$802	$628	$—	$1,430

The following table provides the rollforward of goodwill for the first quarter of 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 2, 2008	$1,057	$628	$48	$1,733
Divestiture (See Note 8)	—	—	(48)	(48)
Foreign Currency Translation	(9)	—	—	(9)

Balance as of May 3, 2008	$1,048	$628	$—	$1,676

Intangible Assets – Indefinite Lives

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $554 million as of May 2, 2009, $548 million as of January 31, 2009 and $606 million as of May 3, 2008. These intangible assets are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets – Finite Lives

The following table provides intangible assets with finite lives as of May 2, 2009, January 31, 2009 and May 3, 2008:

	May 2, 2009	January 31, 2009	May 3, 2008
	(in millions)
Intellectual Property	$41	$41	$41
Trademarks/Brands	19	19	19
Licensing Agreements and Customer Relationships	21	21	21
Favorable Operating Leases	18	18	19

Total	99	99	100
Accumulated Amortization	(68)	(67)	(64)

Intangible Assets, Net	$31	$32	$36

Amortization expense was $1 million and $2 million for the first quarter of 2009 and 2008, respectively. Estimated future annual amortization expense will be approximately $4 million for the remainder of 2009, $6 million in 2010 and 2011, $3 million in 2012 and 2013 and $9 million in the aggregate thereafter.

13. Equity Investments and Other

Express

In July 2007, the Company completed the divestiture of 75% of its ownership interest in Express. In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company provides support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and range from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Express of $67 million and $114 million in the first quarter of 2009 and 2008, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $74 million, $92 million and $127 million as of May 2, 2009, January 31, 2009 and May 3, 2008, respectively.

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

The Company’s investment carrying value for Express was zero as of May 2, 2009 and January 31, 2009 and $54 million as of May 3, 2008. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Limited Stores

In August 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores. In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements whereby the Company provides support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varies and range from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Limited Stores of $14 million and $26 million in the first quarter of 2009 and 2008, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $11 million, $12 million and $20 million as of May 2, 2009, January 31, 2009 and May 3, 2008, respectively.

The Company’s investment carrying value for Limited Stores was $12 million as of May 2, 2009, January 31, 2009 and May 3, 2008. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $63 million as of May 2, 2009 and January 31, 2009 and $62 million as of May 3, 2008. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

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

14. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. In accordance with SFAS Interpretation 18, Accounting for Income Taxes in Interim Periods, the Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates, but the taxes are not paid until the earnings are deemed repatriated to the United States. The Company has recorded a deferred tax liability for those undistributed earnings. However, when the tax basis of a foreign subsidiary is greater than its carrying value, no deferred taxes are recorded.

For the first quarter of 2009, the Company’s effective tax rate decreased to 19.5% from 44.3% in the first quarter of 2008. The change in the effective tax rate was primarily due to favorable resolution of certain state tax matters, offset by the impact of excluding a foreign jurisdiction with a loss for the quarter where no tax benefit can be recognized. In addition, the tax rate for the first quarter of 2008 included changes in income tax reserves and the impact of an impairment of an unconsolidated joint venture for which no deferred tax asset has been recorded.

Income taxes paid approximated $74 million and $160 million for the first quarter of 2009 and 2008, respectively. The current income tax liability included net current deferred tax liabilities of $2 million as of May 2, 2009, $2 million as of January 31, 2009 and $4 million as of May 3, 2008. Additionally, current deferred tax assets of $75 million as of May 2, 2009, $78 million as of January 31, 2009 and $68 million as of May 3, 2008 are included in Other Current Assets on the Consolidated Balance Sheets.

15. Long-term Debt

The following table provides the Company’s long-term debt balance as of May 2, 2009, January 31, 2009 and May 3, 2008:

	May 2, 2009	January 31, 2009	May 3, 2008
	(in millions)
Term Loan due August 2012. Variable Interest Rate of 5.18% as of May 2, 2009	$750	$750	$750
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount	698	698	698
$500 million, 5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount	499	499	499
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount	299	299	299
$300 million, 6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount	299	299	299
Credit Facility due January 2010	—	—	15
5.30% Mortgage due August 2010	2	2	2

Total	2,897	2,897	2,912
Current Portion of Long-term Debt	—	—	(7)

Total Long-term Debt, Net of Current Portion	$2,897	$2,897	$2,905

On February 19, 2009, the Company amended its $1 billion unsecured revolving credit facility expiring in August 2012 (the “5-Year Facility”), amended its $750 million term loan maturing in August 2012 (“Term Loan”) and canceled its $300 million, 364-day unsecured revolving credit facility. The amendment to the 5-Year Facility and the Term Loan includes changes to both the fixed charge coverage and leverage covenants. Under the amended covenants, the Company is required to maintain the fixed charge coverage ratio at 1.60 or above through fiscal year 2010 and 1.75 or above thereafter. The leverage ratio, which is debt compared to

EBITDA, as those terms are defined in the agreement, must not exceed 5.0 through the third quarter of fiscal year 2010, 4.5 from the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011 and 4.0 thereafter. The Company was in compliance with the covenant requirements as of May 2, 2009. The amendment also increases the interest costs and fees associated with the 5-Year Facility and the Term Loan, provides for certain security interests as defined in the agreement and limits dividends, share repurchases and other restricted payments as defined in the agreement to $220 million per year with certain potential increases as defined in the agreement. The amendment does not impact the maturity dates of either the 5-Year Facility or the Term Loan.

The Company incurred $19 million in fees related to the amendment of the 5-Year Facility and the Term Loan. Pursuant to Emerging Issues Task Force (“EITF”) 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, fees of $11 million were capitalized associated with the 5-Year Facility amendment. These capitalized costs will be amortized over the remaining term of the 5-Year Facility. This cost is included within Other Assets on the May 2, 2009 Consolidated Balance Sheet. Pursuant to EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, fees of $8 million associated with the Term Loan amendment were expensed in addition to $2 million of unamortized fees related to the original agreement. These charges are included within Interest Expense on the 2009 Consolidated Statement of Income.

The 5-Year Facility supports the Company’s commercial paper and letter of credit programs. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 4.00% on any outstanding borrowings or letters of credit. As of May 2, 2009, there were no borrowings outstanding under the facility. The Company has $84 million of outstanding letters of credit as of May 2, 2009 that reduce its remaining availability under its amended credit agreements. No commercial paper was outstanding as of May 2, 2009, January 31, 2009 or May 3, 2008.

In January 2008, the Company entered into a participating interest rate swap arrangement designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Term Loan. For additional information, see Note 5, “Derivative Instruments.”

16. Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $184 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the September 30, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $15 million as of May 2, 2009, $19 million as of January 31, 2009 and $34 million as of May 3, 2008.

The Company’s guarantees related to Express, Limited Stores and New York & Company are subject to the provisions of SFAS 145, Rescission, Amendment and Technical Correction of Certain Accounting Standards, which requires fair value accounting for these guarantee obligations. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $97 million as of May 2, 2009, $94 million as of January 31, 2009 and $109 million as of May 3, 2008. The estimated fair value of these guarantee obligations was $15 million as of May 2, 2009 and January 31, 2009 and $6 million as of May 3, 2008, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company’s guarantees related to Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to the fair value provisions of SFAS 145 because they were executed prior to the effective date of SFAS 145. These guarantees are subject to the provisions of SFAS 5, Accounting for Contingencies, which requires that a loss be accrued when probable and reasonably estimable. As of May 2, 2009, January 31, 2009 and May 3, 2008, the Company had no liability recorded with respect to any of the guarantee obligations subject to SFAS 5 as it concluded that payments under these guarantees were not probable.

17. Retirement Benefits

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

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and based on years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $11 million and $10 million for the first quarter of 2009 and 2008, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and credits additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions and credits, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $5 million for the first quarter of 2009 and 2008.

18. Segment Information

The Company has two reportable segments: Victoria’s Secret and Bath & Body Works.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret, Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue. Through its website and catalogue, certain Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 46 other countries. La Senza products may also be purchased through its website, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products under the Bath & Body Works, C.O. Bigelow and White Barn Candle Company brand names in addition to sales of third-party brands. Bath & Body Works merchandise is sold at retail stores and through its website, www.bathandbodyworks.com.

Other consists of the following:

•	Henri Bendel, operator of five specialty stores which feature accessories and personal care products;

•	Bath & Body Works Canada, operator of seven specialty stores which feature personal care, beauty and home fragrance products;

•	Mast, an apparel merchandise sourcing and production company serving Victoria’s Secret, La Senza and third-party customers;

•	Beauty Avenues, a personal care sourcing and production company serving Victoria’s Secret, La Senza and Bath & Body Works; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for first quarter 2009 and 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2009
Net Sales	$1,125	$402	$198	$1,725
Operating Income (Loss)	87	4	(26)	65

2008
Net Sales	$1,254	$399	$272	$1,925
Operating Income (Loss) (a)	149	(6)	66	209

(a)	Other includes $109 million net gain from joint ventures.

The Company’s international sales, including La Senza, Bath & Body Works Canada and direct sales shipped internationally, totaled $113 million and $152 million for first quarter of 2009 and 2008, respectively.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of May 2, 2009 and May 3, 2008, and the related consolidated statements of income and cash flows for the thirteen week periods ended May 2, 2009 and May 3, 2008. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of January 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 27, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio

June 5, 2009

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

We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risks Factors” in our 2008 Annual Report on Form 10-K.

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

Executive Overview

The U.S. and Canadian retail environment remained challenging in the first quarter of 2009 and our financial performance in 2009 continued to be negatively impacted by the global economic downturn. Our net sales decreased 10% to $1.725 billion, driven by a comparable store sales decrease of 7%, and our operating income decreased $144 million to $65 million. The decrease in operating income is primarily related to the 2008 pre-tax gain on the divestiture of joint venture of $128 million offset partially by a pre-tax impairment charge of $19 million associated with another joint venture. Our first quarter 2009 diluted earnings per share decreased to $0.01 from $0.28 in the first quarter of 2008 primarily due to the factors cited above. For additional information related to our 2009 financial performance, see “Results of Operations.”

We continue to take a defensive stance in terms of the management of our business and have focused on the execution of retail fundamentals. We are focused on managing inventory levels, operating expenses, capital expenditures and cash and liquidity. At the same time, we are aggressively focusing on bringing compelling merchandise assortments, marketing and store experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this difficult environment. We believe that our brands, which lead their categories and offer high emotional content at accessible prices, are well positioned in 2009.

Store Data

The following table compares first quarter of 2009 store data to the first quarter of 2008:

	2009	2008	% Change
Sales per Average Selling Square Foot
Victoria’s Secret Stores	$122	$135	(10)%
La Senza (a) (b)	67	99	(32)%
Bath & Body Works	98	100	(2)%

Sales per Average Store (in thousands)
Victoria’s Secret Stores	$698	$743	(6)%
La Senza (a) (b)	204	290	(29)%
Bath & Body Works	234	238	(2)%

Average Store Size (selling square feet)
Victoria’s Secret Stores	5,745	5,504	4%
La Senza (b)	3,038	2,934	4%
Bath & Body Works	2,376	2,373	0%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores	5,974	5,658	6%
La Senza (b)	966	933	4%
Bath & Body Works	3,891	3,858	1%

(a)	Excluding the impact of currency fluctuations sales per average selling square foot decreased 16% and sales per average store decreased 13%.
(b)	Metric excludes independently owned La Senza stores operated by licensees.

The following table compares first quarter of 2009 store data to the first quarter of 2008:

	2009	2008
Number of Stores (a)
Victoria’s Secret
Beginning of Period	1,043	1,020
Opened	4	14
Closed	(7)	(6)

End of Period	1,040	1,028

La Senza (b)
Beginning of Period	322	312
Opened	—	6
Closed	(4)	—

End of Period	318	318

Bath & Body Works
Beginning of Period	1,638	1,592
Opened	6	41
Closed	(6)	(7)

End of Period	1,638	1,626

(a)	Excludes Henri Bendel store locations (5 in 2009 and 2 in 2008) and Bath & Body Works Canada store locations (7 in 2009 and 0 in 2008).
(b)	Number of stores excludes independently owned La Senza stores operated by licensees.

Results of Operations

First Quarter of 2009 Compared to First Quarter of 2008

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2009 in comparison to 2008:

			Operating Income Rate
	2009	2008	2009	2008
	(in millions)
First Quarter
Victoria’s Secret	$87	$149	7.8%	11.9%
Bath & Body Works	4	(6)	1.0%	(1.4)%
Other (a) (b)	(26)	66	(13.1)%	24.2%

Total Operating Income	$65	$209	3.8%	10.9%

(a)	Includes Corporate, Mast, Bath & Body Works Canada and Henri Bendel.
(b)	2008 includes a $109 million net gain on joint ventures. For additional information, see Note 8, “Divestitures”, and Note 13, “Equity Investments and Other.”

For the first quarter of 2009, operating income decreased $144 million to $65 million and the operating income rate decreased to 3.8% from 10.9%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the first quarter of 2009 in comparison to the first quarter of 2008:

	2009	2008	% Change
	(in millions)
First Quarter
Victoria’s Secret Stores	$727	$761	(4)%
La Senza	81	112	(28)%
Victoria’s Secret Direct	317	381	(17)%

Total Victoria’s Secret	1,125	1,254	(10)%
Bath & Body Works	402	399	1%
Other (a)	198	272	(27)%

Total Net Sales	$1,725	$1,925	(10)%

(a)	Other includes Mast, Henri Bendel and Bath & Body Works Canada.

The following table provides a reconciliation of net sales for the first quarter of 2009 to the first quarter of 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
First Quarter
2008 Net Sales	$1,254	$399	$272	$1,925
Comparable Store Sales	(73)	(10)	(1)	(84)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	27	10	6	43
Foreign Currency Translation	(19)	—	—	(19)
Direct Channels	(64)	3	—	(61)
Mast Third-party Sales and Other	—	—	(79)	(79)

2009 Net Sales	$1,125	$402	$198	$1,725

The following table compares first quarter of 2009 comparable store sales to first quarter of 2008:

First Quarter	2009	2008
Victoria Secret Stores	(9)%	(7)%
La Senza	(14)%	0%

Total Victoria’s Secret	(10)%	(6)%
Bath & Body Works	(3)%	(11)%
Henri Bendel	(16)%	6%

Total Comparable Store Sales	(7)%	(8)%

For the first quarter of 2009, our net sales decreased $200 million to $1.725 billion and comparable store sales decreased 7%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For the first quarter of 2009, net sales decreased $129 million to $1.125 billion and comparable store sales decreased 10%. The decrease in net sales was primarily driven by a merchandise assortment that did not overcome the challenging economic environment:

•	At Victoria’s Secret Direct, net sales decreased 17% with decreases across most categories, most notably apparel;

•

At Victoria’s Secret Stores, net sales decreased across many intimate apparel categories. The declines were partially offset by growth related to new and expanded stores, an increase in beauty driven by successful new product launches and an increase in Pink;

•	At La Senza, net sales decreased due to decreases across most categories and unfavorable currency fluctuations.

The decrease in comparable store sales was primarily driven by lower average unit retail prices partially offset by increases in merchandise units per transaction and store traffic.

Bath & Body Works

For the first quarter of 2009, net sales increased $3 million to $402 million and comparable store sales decreased 3%. The increase in net sales was driven by the direct channel and growth from new and expanded stores. From a category perspective, increases in the Signature Collection and home fragrance categories were partially offset by our performance brands including Aromatherapy and True Blue Spa. The decrease in comparable store sales was primarily driven by declines in store traffic and lower average unit retail prices offset partially by an increase in merchandise units per transaction and conversion.

Gross Profit

For the first quarter of 2009, our gross profit decreased $93 million to $548 million and our gross profit rate (expressed as a percentage of net sales) decreased to 31.8% from 33.3% in the first quarter of 2008, primarily driven by the following:

Victoria’s Secret

For the first quarter of 2009, the decrease in gross profit was primarily driven by:

•

At Victoria’s Secret Stores, gross profit decreased driven by lower merchandise margin as a result of the decline in net sales and increased promotional activity to drive sales. In addition, buying and occupancy expenses increased as a result of investment in our new and remodeled stores;

•

At Victoria’s Secret Direct, gross profit decreased driven by lower merchandise margin as a result of the decline in net sales and increased promotional activity to drive sales. The decrease in merchandise margin was partially offset by a decrease in buying and occupancy expenses primarily as a result of improved efficiencies related to the new distribution center;

•	At La Senza, gross profit decreased driven by a decrease in merchandise margin due to the weakening of the Canadian dollar and the decline in net sales.

The decrease in the gross profit rate was driven primarily by a decrease in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate increased due to deleverage associated with the decline in net sales.

Bath & Body Works

For the first quarter of 2009, the decrease in gross profit was driven by the impact of a decrease in merchandise margin related to an increase in promotional activity to drive sales partially offset by favorable physical inventory results. The decrease in gross profit was also driven by an increase in buying and occupancy expenses associated with store real estate activity.

The decrease in the gross profit rate was driven by a decrease in the merchandise margin rate and an increase in the buying and occupancy rate due to the factors cited above.

Other

For the first quarter of 2009, gross profit declined as a result of the divestiture of a joint venture in April 2008. The gross profit rate increased as a result of a decline in lower margin Mast third-party sales.

General, Administrative and Store Operating Expenses

For the first quarter of 2009, our general, administrative and store operating expenses decreased $58 million to $483 million primarily driven by:

•	expense reductions across all of our segments in categories such as store selling and home office in conjunction with our enterprise costs initiatives;

•	the elimination of costs related to the personal care business that was divested in the first quarter of 2008; and

•	a reduction in marketing expenses.

The general, administrative and store operating expense rate decreased to 28.0% from 28.1% primarily driven by the factors cited above.

Net Gain on Joint Ventures

In April 2008, we and our investment partner completed the divestiture of a personal care joint venture to a third-party. We recognized a pre-tax gain of $128 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the 2008 Consolidated Statement of Income. In addition, we recorded a $19 million impairment charge related to another joint venture. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is also included in Net Gain on Joint Ventures on the 2008 Consolidated Statement of Income.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2009 and 2008:

First Quarter	2009	2008
Average daily borrowings (in millions)	$2,900	$2,915
Average borrowing rate (in percentages)	6.73%	5.92%

For the first quarter of 2009, our interest expense increased $17 million to $62 million. The increase was primarily driven by $10 million in fees which were expensed associated with the amendment of our 5-Year Facility and Term Loan. The increase in average borrowing rates also contributed to the increase in interest expense.

Interest Income

For the first quarter of 2009, our interest income decreased $5 million to $1 million. The decrease was driven by lower yields given the lower interest rate environment and our more conservative investment portfolio comprised primarily of U.S. Treasury guaranteed money market funds, partially offset by an increase in average invested cash balances.

Other Income (Expense)

For the first quarter of 2009, our other income (expense) decreased from income of $5 million to a loss of $1 million primarily due to a decline in equity method income associated with our remaining investment in Express.

Provision for Income Taxes

For the first quarter of 2009, our effective tax rate decreased to 19.5% from 44.3% in the first quarter of 2008. The change in the effective tax rate was primarily due to favorable resolution of certain state tax matters, offset by the impact of excluding a foreign tax jurisdiction with a loss for the quarter where no tax benefit can be recognized. In addition, the tax rate for the first quarter of 2008 included the impact of an impairment of an unconsolidated joint venture for which no deferred tax asset was recorded and other changes in income tax reserves.

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

On February 19, 2009, we amended our 5-Year Facility and Term Loan and we canceled a 364-Day Facility after determining it was no longer required. The amendment to the 5-Year Facility and the Term Loan includes changes to both the fixed charge coverage and leverage covenants which provide additional flexibility. Under the amended covenants, we are required to maintain the fixed charge coverage ratio at 1.60 or above through fiscal year 2010 and 1.75 or above thereafter. The leverage ratio, which is debt compared to EBITDA, as those terms are defined in the agreement, must not exceed 5.0 through the third quarter of fiscal year 2010, 4.5 from the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011 and 4.0 thereafter. The amendment also increases the interest costs and fees associated with the 5-Year Facility and the Term Loan, provides for certain security interests as defined in the agreement and limits dividends, share repurchases and other restricted payments as defined in the agreement to $220 million per year with certain potential increases as defined in the agreement. The amendment does not impact the maturity dates of either the 5-Year Facility or the Term Loan.

We incurred $19 million in costs related to the amendment of the 5-Year Facility and the Term Loan of which $11 million were capitalized and $8 million were expensed in the first quarter. Additionally, we expensed $2 million of unamortized fees related to the original agreement. These charges are included within Interest Expense on the 2009 Consolidated Statement of Income.

The 5-Year Facility and Term Loan have several interest rate options which are based in part on our long-term credit ratings. For the first quarter of 2009, the effective interest rate of the Term Loan, including the impact of the participating interest rate swaps, was 6.54%. The 5-Year Facility supports our commercial paper and letter of credit programs. Fees payable under the 5-Year Facility are based on our long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 4.00% on any outstanding borrowings or letters of credit. As of May 2, 2009, there were no borrowings outstanding under the facility. We have $84 million of outstanding letters of credit as of May 2, 2009 that reduce our remaining availability under our amended credit agreements. No commercial paper was outstanding as of May 2, 2009, January 31, 2009 or May 3, 2008.

The U.S. retail sector and our business have been facing a very difficult environment during most of 2008 and the beginning of 2009. However, we believe that available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of May 2, 2009, January 31, 2009 and May 3, 2008:

	May 2, 2009	January 31, 2009	May 3, 2008
	(in millions)
Cash (Used for) Provided by Operating Activities (a)	$(118)	$954	$(112)
Capital Expenditures (a)	51	479	139
Working Capital	1,600	1,612	1,504
Capitalization:
Long-term Debt	2,897	2,897	2,905
Shareholders’ Equity	1,839	1,874	2,149

Total Capitalization	4,736	4,771	5,054
Additional Amounts Available Under Credit Agreements (b) (c)	916	1,300	1,500

(a)	The January 31, 2009 amounts represent a twelve-month period and the May 2, 2009 and May 3, 2008 amounts represent three-month periods.
(b)	On February 19, 2009, we cancelled the 364-Day Facility, thereby reducing the amount available under credit agreements to $1 billion as of that date.
(c)	As part of the February 19, 2009 amendment to the 5-Year Facility, letters of credit issued subsequent to the amendment reduce our remaining availability under the 5-Year Facility. As of May 2, 2009, we have outstanding $84 million of letters of credit that reduce our remaining availability under the 5-Year Facility.

Credit Ratings

The following table provides our credit ratings on unsecured debt as of May 2, 2009:

	Moody’s (a)	S&P (b)	Fitch (c)
Corporate	Ba1	BB	BB+
Senior Unsecured Debt	Ba2	BB	BB
Outlook	Negative	Negative	Negative

(a)	In February 2009, Moody’s downgraded our Senior Unsecured Debt rating from a rating of Ba1 to Ba2. In addition, Moody’s changed their rating outlook to Negative from Stable.
(b)	In February 2009, S&P downgraded our Corporate and Senior Unsecured Debt ratings from a rating of BB+ to BB. In addition, S&P changed their rating outlook to Negative from Stable.
(c)	In February 2009, Fitch downgraded our Senior Unsecured Debt rating from a rating of BB+ to BB.

In May 2009, Moody’s downgraded our Corporate rating from a rating of Ba1 to Ba2 and downgraded our Senior Unsecured Debt rating from a rating of Ba2 to Ba3. In addition, Moody’s changed their rating outlook to Stable from Negative. This downgrade will not increase our borrowing costs in 2009.

Our borrowing costs and certain other provisions under our Term Loan and 5-Year Facility are linked to our credit ratings. If we receive an additional downgrade to our corporate credit ratings by S&P or Moody’s, the availability of additional credit could be negatively affected and our borrowing costs would increase. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

Common Stock Share Repurchases

In October 2008, our Board of Directors authorized the repurchase of up to $250 million of our common stock. In 2008, we repurchased 19.0 million shares of common stock for $219 million related to this program. In the first quarter of 2009, we did not repurchase any additional shares of common stock under this program.

Dividends

We currently pay a common stock dividend of $0.15 per share in cash each quarter. Our Board of Directors will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other business conditions existing at the time. Dividends paid amounted to $48 million and $52 million for the first quarter of 2009 and 2008, respectively.

Cash Flow

The following table provides a summary of our cash flow activity for the first quarter of 2009 and 2008:

	First Quarter
	2009	2008
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,173	$1,018
Net Cash Flows Used for Operating Activities	(118)	(112)
Net Cash Flows (Used for) Provided by Investing Activities	(51)	32
Net Cash Flows Used for Financing Activities	(67)	(178)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	(1)

Net Decrease in Cash and Cash Equivalents	(237)	(259)

Cash and Cash Equivalents, End of Period	$936	$759

Operating Activities

Net cash used for operating activities in 2009 was $118 million, including net income of $3 million. Net income included $85 million of depreciation and amortization. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal decreases in Accounts Payable, Accrued Expenses and Other and Income Taxes Payable.

Net cash used for operating activities in 2008 was $112 million, including net income of $98 million. Net income included $84 million of depreciation and amortization and the $109 million net gain on joint ventures. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal decreases in Accounts Payable, Accrued Expenses and Other and Income Taxes Payable.

Investing Activities

Net cash used for investing activities in 2009 was $51 million consisting entirely of capital expenditures. The capital expenditures included $23 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Net cash provided by investing activities in 2008 was $32 million consisting primarily of $144 million from the divestiture of a joint venture and $28 million from returns of capital from Express offset by $139 million of capital expenditures. The capital expenditures included $100 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Financing Activities

Net cash used for financing activities in 2009 was $67 million consisting primarily of quarterly dividend payments of $0.15 per share, or $48 million, and $19 million of costs related to the amendment of our 5-Year Facility and Term Loan in February 2009.

Net cash used for financing activities in 2008 was $178 million consisting primarily of cash payments of $128 million related to the repurchase of shares of common stock under our November 2007 share repurchase program and quarterly dividend payments of $0.15 per share, or $52 million.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $184 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands Inc. (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses, and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

In April 2008, we received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of our liability for guaranteed future lease payments of Express. We can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the September 30, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $15 million as of May 2, 2009, $19 million as of January 31, 2009 and $34 million as of May 3, 2008.

Our guarantees related to Express, Limited Stores and New York & Company are subject to the provisions of SFAS 145, Rescission, Amendment and Technical Correction of Certain Accounting Standards, which requires fair value accounting for these guarantee obligations. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $97 million as of May 2, 2009, $94 million as of January 31, 2009 and $144 million as of May 3, 2008. The estimated fair value of these guarantee obligations was $15 million as of May 2, 2009 and January 31, 2009 and $6 million as of May 3, 2008 and is included in Other Long-term Liabilities on our Consolidated Balance Sheets.

Our guarantees related to Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to the fair value provisions of SFAS 145 because they were executed prior to the effective date of SFAS 145. These guarantees are subject to the provisions of SFAS 5, Accounting for Contingencies, which requires that a loss be accrued when probable and reasonably estimable. We had no liability recorded with respect to any of the guarantee obligations subject to SFAS 5 as we concluded that payments under these guarantees were not probable as of May 2, 2009, January 31, 2009 and May 3, 2008.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs. There have been no other material changes in our contractual obligations since January 31, 2009, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 161 “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and became effective prospectively beginning in 2009. In the first quarter of 2009, we adopted SFAS 161. For additional information, see Note 5, “Derivative Instruments.”

SFAS 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”)

In December 2007, the FASB issued SFAS 160, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. SFAS 160 requires noncontrolling interest be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income or loss by the controlling interest. SFAS 160 requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. SFAS 160 became effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption, however the presentation and disclosure requirements are applied retrospectively. In the first quarter of 2009, we adopted SFAS 160 recharacterizing minority interest as a noncontrolling interest and classifying it as a component of equity in our consolidated financial statements. For additional information, see Note 4, “Noncontrolling Interest.”

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

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, as of February 3, 2008, we adopted SFAS 157 for financial assets and liabilities only on a prospective basis. As of February 1, 2009, we adopted the remaining provisions of SFAS 157, including items within the scope of FSP FAS 157-2. The adoption of SFAS 157 did not have a significant impact on our results of operations, financial condition or liquidity. For additional information, see Note 6, “Fair Value of Financial Instruments.”

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

There have been no material changes to the critical accounting policies and estimates disclosed in our 2008 Annual Report on Form 10-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates.

Our foreign exchange rate exposure is primarily the result of the January 2007 acquisition of La Senza Corporation, whose operations are conducted primarily in Canada. To mitigate the translation risk to our earnings and the fair value of our investment in La Senza associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk to La Senza’s net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate.

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

The majority of our long-term debt as of May 2, 2009 has fixed interest rates. Thus, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. Our $750 million term loan due August 2012 contains a variable interest rate that fluctuates based on changes in an underlying benchmark interest rate and changes in our credit rating. In January 2008, we executed participating interest rate swap arrangements which limit our exposure to increases in the benchmark interest rate while allowing us to partially participate in any decreases in the benchmark interest rate.

We use derivative financial instruments like the cross-currency swaps and the participating interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.

Fair Value of Financial Instruments

As of May 2, 2009, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of long-term debt and swap arrangements as of May 2, 2009, January 31, 2009 and May 3, 2008:

	May 2, 2009	January 31, 2009	May 3, 2008
	(in millions)
Long-term Debt:
Carrying Value	$2,897	$2,897	$2,905
Fair Value, Estimated (a)	2,426	2,113	2,647
Aggregate Fair Value of Cross-currency Swap Arrangements (b)	(7)	(26)	50
Fair Value of Participating Interest Rate Swap Arrangements (b)	35	30	3

(a)	The estimated fair value of our publicly traded debt is based on quoted market prices. The estimated fair value of our $750 million term loan is equal to its carrying value. On February 19, 2009, the terms of the Term Loan were amended. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
(b)	Swap arrangements are in an (asset) liability position.

We maintain cash and cash equivalents with various major financial institutions, as well as a 5-Year Facility that supports our commercial paper and letter of credit programs. We monitor the relative credit standing of these financial institutions and other entities and limit the amount of credit exposure with any one entity. We also monitor the creditworthiness of entities to which we grant credit terms in the normal course of business and counterparties to derivative instruments.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In June 2009, Victoria’s Secret Stores will be implementing new supply chain management and other information technology systems and related processes.

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

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2008 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2008 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2009	5	$8.34	—	$31,244
March 2009	185	8.62	—	31,244
April 2009	8	10.73	—	31,244

Total	198	8.70	—	31,244

(a)	The total number of shares repurchased relates to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, (ii) the use of our stock to pay the exercise price on employee stock options, and (iii) our small shareholder repurchase program.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Stockholders on May 28, 2009. The matters voted upon and the results of the voting were as follows:

James L. Heskett, Allan R. Tessler and Abigail S. Wexner were elected to the Board of Directors for a term of three years. Of the 291,928,634 shares present in person or represented by proxy at the meeting, the number of shares voted for, the number of shares voted against and the number of shares abstained were as follows, with respect to each of the nominees:

Name	Shares Voted For Election	Shares Voted Against Election	Shares Abstained
James L. Heskett	270,169,962	21,599,410	159,262
Allan R. Tessler	272,859,144	18,882,328	187,162
Abigail S. Wexner	277,795,372	13,744,140	389,122

In addition, directors whose term of office continued after the Annual Meeting were: Dennis S. Hersch, David T. Kollat, William R. Loomis, Jr., Donna A. James, Jeffrey H. Miro, Jeffrey B. Swartz, Raymond Zimmerman and Leslie H. Wexner.

The appointment of Ernst & Young LLP as the Company’s independent public accountants was ratified by a vote of 290,935,422 shares for the appointment and 814,032 shares against the appointment with 179,180 shares abstaining.

The 2009 Restatement of the 1993 Stock Option and Performance Incentive Plan was approved by a vote of 204,043,728 shares for the restatement and 67,919,038 shares against the restatement with 239,788 shares abstaining.

The proposed amendment of the Certificate of Incorporation to provide for the annual election of directors, which required the affirmative vote of at least 75% of the outstanding shares entitled to vote, was defeated by a vote of 193,764,486 shares for the amendment and 68,268,771 shares against the amendment with 4,806,862 shares abstaining. The vote in favor of the amendment represented 66% of the outstanding shares entitled to vote.

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

Date: June 5, 2009

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.