Form 10-Q
period 2009-08-01
LIMITED BRANDS INC
filed 2009-09-04
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2009

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

☑ Large accelerated filer	☐ Accelerated filer	☐ Smaller reporting company	☐ Non-accelerated filer
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 28, 2009
321,689,618 Shares

LIMITED BRANDS, INC.

*	The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2009” and “second quarter of 2008” refer to the thirteen week periods ending August 1, 2009 and August 2, 2008, respectively. “Year-to-date 2009” and “year-to-date 2008” refer to the twenty-six week periods ending August 1, 2009 and August 2, 2008, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Net Sales	$2,067	$2,284	$3,792	$4,209
Costs of Goods Sold, Buying and Occupancy	(1,399)	(1,523)	(2,576)	(2,807)

Gross Profit	668	761	1,216	1,402
General, Administrative and Store Operating Expenses	(519)	(575)	(1,002)	(1,116)
Net Gain on Joint Ventures	9	—	9	109

Operating Income	158	186	223	395
Interest Expense	(58)	(47)	(120)	(92)
Interest Income	1	5	2	11
Other Income (Expense)	(2)	17	(3)	22

Income Before Income Taxes	99	161	102	336
Provision for Income Taxes	25	62	25	140

Net Income	74	99	77	196

Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	(3)	—	(4)

Net Income Attributable to Limited Brands, Inc.	$74	$102	$77	$200

Net Income Attributable to Limited Brands, Inc. Per Basic Share	$0.23	$0.30	$0.24	$0.59

Net Income Attributable to Limited Brands, Inc. Per Diluted Share	$0.23	$0.30	$0.24	$0.58

Dividends Per Share	$0.15	$0.15	$0.30	$0.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	August 1, 2009	January 31, 2009	August 2, 2008
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,550	$1,173	$978
Accounts Receivable, Net	230	236	331
Inventories	1,091	1,182	1,220
Other	262	276	292

Total Current Assets	3,133	2,867	2,821
Property and Equipment, Net	1,850	1,929	1,933
Goodwill	1,441	1,426	1,673
Trade Names and Other Intangible Assets, Net	599	580	644
Other Assets	162	170	165

Total Assets	$7,185	$6,972	$7,236

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$508	$494	$536
Accrued Expenses and Other	557	669	628
Income Taxes	33	92	81

Total Current Liabilities	1,098	1,255	1,245
Deferred Income Taxes	220	213	175
Long-term Debt	3,251	2,897	2,901
Other Long-term Liabilities	740	732	716
Shareholders’ Equity:
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 524 shares issued; 322, 321 and 339 shares outstanding, respectively	262	262	262
Paid-in Capital	1,541	1,544	1,537
Accumulated Other Comprehensive Income (Loss)	(22)	(28)	34
Retained Earnings	4,757	4,777	4,855
Less: Treasury Stock, at Average Cost; 202, 203 and 185 shares, respectively	(4,662)	(4,681)	(4,489)

Total Limited Brands, Inc. Shareholders’ Equity	1,876	1,874	2,199
Noncontrolling Interest	—	1	—

Total Equity	1,876	1,875	2,199

Total Liabilities and Equity	$7,185	$6,972	$7,236

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date
	2009	2008
Operating Activities:
Net Income	$77	$196
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	191	184
Amortization of Landlord Allowances	(18)	(16)
Deferred Income Taxes	4	5
Excess Tax Benefits from Share-based Compensation	—	(2)
Share-based Compensation Expense	22	16
Net Gain on Joint Ventures	(9)	(109)
Gain on Distribution from Express	—	(13)
Changes in Assets and Liabilities:
Accounts Receivable	9	13
Inventories	102	23
Accounts Payable, Accrued Expenses and Other	(107)	(62)
Income Taxes Payable	(61)	(53)
Other Assets and Liabilities	34	65

Net Cash Provided by Operating Activities	244	247

Investing Activities:
Capital Expenditures	(97)	(272)
Net Proceeds from the Divestiture of Joint Venture	—	144
Return of Capital from Express	—	95
Other Investing Activities	—	(3)

Net Cash Used for Investing Activities	(97)	(36)

Financing Activities:
Net Proceeds from Debt Issuance	473	—
Prepayment of Term Loan	(125)	—
Repurchase of Debt	(5)	—
Payments of Long-term Debt	—	(4)
Dividends Paid	(96)	(103)
Financing Costs Related to the Amendment of 5-Year Facility and Term Loan	(19)	—
Repurchase of Common Stock	—	(161)
Excess Tax Benefits from Share-based Compensation	—	2
Proceeds From Exercise of Stock Options and Other	—	17

Net Cash Provided by (Used for) Financing Activities	228	(249)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	(2)
Net Increase (Decrease) in Cash and Cash Equivalents	377	(40)
Cash and Cash Equivalents, Beginning of Period	1,173	1,018

Cash and Cash Equivalents, End of Period	$1,550	$978

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

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2009” and “second quarter of 2008” refer to the thirteen week periods ending August 1, 2009 and August 2, 2008, respectively. “Year-to-date 2009” and “year-to-date 2008” refer to the twenty-six week periods ending August 1, 2009 and August 2, 2008, respectively.

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

Interim Financial Statements

The Consolidated Financial Statements as of and for the quarter and year-to-date periods ended August 1, 2009 and August 2, 2008 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Management reviewed subsequent events through the Form 10-Q filing date of September 4, 2009. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2008 Annual Report on Form 10-K. The Consolidated Financial Statements and Notes were recast on Form 8-K dated June 15, 2009 for the adoption of Statement of Financial Accounting

Standards 160, Noncontrolling Interests in Consolidated Financial Statements. In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of the results for the interim periods.

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

2. Recently Issued Accounting Pronouncements

SFAS 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“SFAS 168”)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, which reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (SEC) guidance that follows the same topical structure in separate sections in the Codification. The Company will adjust historical U.S. GAAP references in its third quarter 2009 Form 10-Q to reflect the new accounting guidance references included in the Codification.

SFAS 165, Subsequent Events (“SFAS 165”)

In May 2009, the FASB issued SFAS 165 incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date that must be considered for subsequent events disclosures in the financial statements. In the second quarter of 2009, the Company adopted this standard which requires disclosure of the date through which subsequent events have been reviewed. The standard did not change the Company’s procedures for reviewing subsequent events.

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

SFAS 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”)

In December 2007, the FASB issued SFAS 160, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. SFAS 160 requires noncontrolling interest to be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income or loss by the controlling interest. SFAS 160 requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. SFAS 160 became effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption, however the presentation and disclosure requirements are applied retrospectively. In the first quarter of 2009, the Company adopted SFAS 160 recharacterizing minority interest as a noncontrolling interest and classifying it as a component of equity in its consolidated financial statements. On June 15, 2009, the Company filed a Current Report on Form 8-K to reflect the retrospective application of SFAS 160 to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. For additional information, see Note 4, “Noncontrolling Interest.”

SFAS 157, Fair Value Measurements (“SFAS 157”)

In September 2006, the FASB issued SFAS 157, which provides guidance for fair value measurement of assets and liabilities and instruments measured at fair value that are classified in shareholders’ equity. The statement defines fair value, establishes a fair value measurement framework and expands fair value disclosures. It emphasizes that fair value is market-based with the highest measurement hierarchy level being market prices in active markets. The standard requires fair value measurements be disclosed by hierarchy level, an entity to include its own credit standing in the measurement of its liabilities and modifies the transaction price presumption.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, as of February 3, 2008, the Company adopted SFAS 157 for financial assets and liabilities only on a prospective basis. As of February 1, 2009, the Company adopted the remaining provisions of SFAS 157, including items within the scope of FSP FAS 157-2. The adoption of SFAS 157 did not have a significant impact on the Company’s results of operations, financial condition or liquidity. For additional information, see Note 6, “Fair Value Measurements.”

3. Earnings Per Share and Shareholders’ Equity

Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date 2009 and 2008:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
	(in millions)
Common Shares Issued	524	524	524	524
Treasury Shares	(202)	(185)	(203)	(184)

Basic Shares	322	339	321	340
Effect of Dilutive Options and Restricted Stock	4	2	3	3

Diluted Shares	326	341	324	343

Anti-dilutive Options (a)	12	14	16	14

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

In November 2007, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s common stock. During the first quarter of 2008, the Company repurchased 7.1 million shares of common stock for $122 million. During May 2008, the Company completed this program by repurchasing 1.5 million shares of common stock.

In October 2008, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s common stock. In 2008, the Company repurchased 19.0 million shares of common stock for $219 million related to this program. Through September 4, 2009, the Company has not repurchased any additional shares of common stock under this program.

4. Noncontrolling Interest

The following table provides a rollforward of equity attributable to noncontrolling interest for year-to-date 2008:

Year-to-Date 2008
(in millions)
Balance as of February 2, 2008	$55
Loss	(1)
Divestiture of Personal Care Business	(54)

Balance as of August 2, 2008	$—

In April 2008, the Company and its investment partner completed the divestiture of a joint venture, which the Company consolidated under the provisions of FIN 46(R), Consolidation of Variable Interest Entities. For additional information, see Note 8, “Divestitures.”

5. Derivative Instruments

The Company uses derivative instruments designated as cash flow hedges to manage exposure to foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading purposes. Derivative financial instruments are accounted for in accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended, which requires that all derivative instruments be recorded on the Consolidated Balance Sheets at fair value. For additional information, see Note 6, “Fair Value Measurements.”

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

Foreign Exchange Risk

In January 2007, the Company entered into a series of cross-currency swaps related to approximately $470 million of Canadian dollar denominated intercompany loans. These cross-currency swaps mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company’s La Senza operations. The cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The cross-currency swaps mature between 2015 and 2018 at the same time as the related loans. The cross-currency swaps are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of August 1, 2009, January 31, 2009 and August 2, 2008:

	August 1, 2009	January 31, 2009	August 2, 2008
	(in millions)
Other Assets	$—	$26	$—
Other Long-term Liabilities	30	—	48

The following table provides a summary of the pre-tax financial statement effect of the Company’s derivative financial instruments designated as foreign exchange cash flow hedges for the second quarter and year-to-date 2009 and 2008:

		Second Quarter		Year-to-Date
	Location	2009	2008	2009	2008
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(37)	$3	$(56)	$7
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	40	(4)	54	(15)

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk

In January 2008, the Company entered into participating interest rate swap arrangements to mitigate exposure to interest rate fluctuations related to the Company’s term loan (“Term Loan”) of $750 million. The swap arrangements were designated as cash flow hedges of interest rate risk and expire in 2012, at the same time as the related debt. Amounts are reclassified from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the Term Loan.

In the second quarter of 2009, the Company terminated a portion of the participating interest rate swap arrangements with a notional amount of $225 million for $9 million. This realized loss is included in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet as of August 1, 2009 and will be amortized into interest expense over the remaining term of the Term Loan. As of August 1, 2009, the remaining notional amount of the participating interest rate swap arrangements is $525 million.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate cash flow hedges as of August 1, 2009, January 31, 2009 and August 2, 2008:

	August 1, 2009	January 31, 2009	August 2, 2008
	(in millions)
Other Assets	$—	$—	$2
Other Long-term Liabilities	27	30	—

The following table provides a summary of the pre-tax financial statement effect of the Company’s derivative financial instruments designated as interest rate cash flow hedges for the second quarter and year-to-date 2009 and 2008:

		Second Quarter		Year-to-Date
	Location	2009	2008	2009	2008
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(5)	$3	$(11)	$12
Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (a)	Interest Expense	3	2	7	3

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the Term Loan. No ineffectiveness is associated with these interest rate cash flow hedges.

6. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of August 1, 2009, January 31, 2009 and August 2, 2008:

	August 1, 2009	January 31, 2009	August 2, 2008
	(in millions)
Carrying Value	$3,251	$2,897	$2,901
Fair Value (a)	2,947	2,113	2,656

(a)	The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimated fair value of the Term Loan is equal to its carrying value. In July 2009, the Company prepaid $125 million of the Term Loan. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

The following table provides a summary of assets and liabilities measured in the financial statements at fair value on a recurring basis as of August 1, 2009, January 31, 2009 and August 2, 2008:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of August 1, 2009
Assets:
Cash and Cash Equivalents	$1,550	$—	$—	$1,550
Liabilities:
Cross Currency Cash Flow Hedges	—	30	—	30
Interest Rate Cash Flow Hedges	—	27	—	27
Lease Guarantees	—	—	16	16
As of January 31, 2009
Assets:
Cash and Cash Equivalents	$1,173	$—	$—	$1,173
Cross Currency Cash Flow Hedges	—	26	—	26
Liabilities:
Interest Rate Cash Flow Hedges	—	30	—	30
Lease Guarantees	—	—	15	15
As of August 2, 2008
Assets:
Cash and Cash Equivalents	$978	$—	$—	$978
Interest Rate Cash Flow Hedges	—	2	—	2
Liabilities:
Cross Currency Cash Flow Hedges	—	48	—	48
Lease Guarantees	—	—	6	6

Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for second quarter 2009 and 2008:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
	(in millions)
Beginning Balance	$15	$6	$15	$10
Change in Estimated Fair Value Reported in Earnings	1	—	1	(4)

Ending Balance	16	6	16	6

The Company’s lease guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of certain businesses. The fair value of these lease guarantees is impacted by economic conditions, probability of rent obligation payments, period of obligation as well as the discount rate utilized.

7. Comprehensive Income (Loss)

The following table provides detail for other comprehensive income for second quarter and year-to-date 2009 and 2008:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
	(in millions)
Net Income Attributable to Limited Brands, Inc.	$74	$102	$77	$200
Other Comprehensive Income (Loss):
Foreign Currency Translation	(2)	(1)	(2)	(4)
Gain (Loss) on Cash Flow Hedges	(42)	6	(67)	19
Reclassification of Cash Flow Hedges to Earnings	43	(2)	61	(12)
Income Tax Benefit (a)	1	—	14	—

Total Comprehensive Income	$74	$105	$83	$203

(a)	The income tax benefit primarily relates to unrealized losses on the cash flow hedges.

The following table provides additional detail regarding the composition of accumulated other comprehensive income (loss) as of August 1, 2009, January 31, 2009 and August 2, 2008:

	August 1, 2009	January 31, 2009	August 2, 2008
	(in millions)
Foreign Currency Translation	$(7)	$(4)	$26
Cash Flow Hedges	(15)	(24)	8

Total Accumulated Other Comprehensive Income (Loss)	$(22)	$(28)	$34

8. Divestitures

In April 2008, the Company and its investment partner completed the divestiture of a joint venture, which the Company consolidated under the provisions of FIN 46(R), Consolidation of Variable Interest Entities, to a third-party. The Company recognized a pre-tax gain of $128 million and received pre-tax proceeds of $168 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income. Total proceeds included $24 million which was to be held in escrow until September 2009 to cover any post-closing contingencies. In December 2008, $15 million of $24 million in funds held in escrow were distributed to the Company. The remaining cash in escrow is included in Other Current Assets on the Consolidated Balance Sheet as of August 1, 2009.

9. Restructuring Activities

During the fourth quarter of 2008, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the current retail environment. This program resulted in the elimination of approximately 400 positions (or 10%) of the Company’s corporate and home office headcount. The Company recognized a pre-tax charge consisting of severance and related costs of $23 million for the fiscal year ended January 31, 2009. The Company made cash payments of $5 million and $9 million for the second quarter and year-to-date 2009, respectively, related to this restructuring program. The remaining balance of $14 million is included in Accrued Expenses and Other on the Consolidated Balance Sheet as of August 1, 2009.

10. Inventories

The following table provides details of inventories as of August 1, 2009, January 31, 2009 and August 2, 2008:

	August 1, 2009	January 31, 2009	August 2, 2008
	(in millions)
Finished Goods Merchandise	$1,009	$1,101	$1,093
Raw Materials and Merchandise Components	82	81	127

Total Inventories	$1,091	$1,182	$1,220

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

11. Property and Equipment, Net

The following table provides details of property and equipment, net as of August 1, 2009, January 31, 2009 and August 2, 2008:

	August 1, 2009	January 31, 2009	August 2, 2008
	(in millions)
Property and Equipment, at Cost	$4,080	$4,031	$3,942
Accumulated Depreciation and Amortization	(2,230)	(2,102)	(2,009)

Property and Equipment, Net	$1,850	$1,929	$1,933

Depreciation expense was $96 million and $90 million for the second quarter of 2009 and 2008, respectively. Depreciation expense was $189 million and $180 million for year-to-date 2009 and 2008, respectively.

12. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for year-to-date 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of January 31, 2009	$798	$628	$—	$1,426
Foreign Currency Translation	15	—	—	15

Balance as of August 1, 2009	$813	$628	$—	$1,441

The following table provides the rollforward of goodwill for year-to-date 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 2, 2008	$1,057	$628	$48	$1,733
Divestiture (See Note 8)	—	—	(48)	(48)
Foreign Currency Translation	(12)	—	—	(12)

Balance as of August 2, 2008	$1,045	$628	$—	$1,673

Intangible Assets – Indefinite Lives

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $568 million as of August 1, 2009, $548 million as of January 31, 2009 and $604 million as of August 2, 2008. These intangible assets are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets – Finite Lives

The following table provides intangible assets with finite lives as of August 1, 2009, January 31, 2009 and August 2, 2008:

	August 1, 2009	January 31, 2009	August 2, 2008
	(in millions)
Intellectual Property	$41	$41	$41
Trademarks/Brands	19	19	21
Licensing Agreements and Customer Relationships	23	21	24
Favorable Operating Leases	19	18	19

Total	102	99	105
Accumulated Amortization	(71)	(67)	(65)

Intangible Assets, Net	$31	$32	$40

Amortization expense was $1 million and $2 million for the second quarter of 2009 and 2008, respectively. Amortization expense was $2 million and $4 million for year-to-date 2009 and 2008, respectively. Estimated future annual amortization expense will be approximately $3 million for the remainder of 2009, $6 million in 2010 and 2011, $3 million in 2012 and 2013 and $10 million in the aggregate thereafter.

13. Equity Investments and Other

Express

In July 2007, the Company completed the divestiture of 75% of its ownership interest in Express. In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company provides support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements vary and range from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Express of $86 million and $101 million in the second quarter of 2009 and 2008, respectively. The Company recognized merchandise sourcing revenue from Express of $153 million and $214 million for year-to-date 2009 and 2008, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $100 million, $92 million and $134 million as of August 1, 2009, January 31, 2009 and August 2, 2008, respectively.

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

In July 2008, Express distributed additional cash to its owners and the Company received $71 million. The Company’s portion representing a return of capital is $67 million with the remaining $4 million representing a return on capital. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $13 million was recorded. The gain is included in Other Income on the 2008 Consolidated Statements of Income. Subsequent to the cash distribution, the Company recognized its proportional share of Express’ net loss. The Company’s investment carrying value for Express was zero as of August 1, 2009 and January 31, 2009 and $(2) million as of August 2, 2008. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Limited Stores

In August 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores. In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements whereby the Company provides support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements vary and range from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Limited Stores of $12 million and $23 million in the second quarter of 2009 and 2008, respectively. The Company recognized merchandise sourcing revenue from Limited Stores of $26 million and $49 million for year-to-date 2009 and 2008, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $11 million, $12 million and $18 million as of August 1, 2009, January 31, 2009 and August 2, 2008, respectively.

The Company’s investment carrying value for Limited Stores was $11 million, $12 million and $14 million as of August 1, 2009, January 31, 2009 and August 2, 2008. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $64 million as of August 1, 2009 and $63 million as of January 31, 2009 and August 2, 2008. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

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

Other

In April 2008, the Company recorded a pre-tax impairment charge of $19 million related to an unconsolidated joint venture accounted for under the equity method of accounting. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income. In July 2009, the Company recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Ventures on the 2009 Consolidated Statements of Income.

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

For the second quarter of 2009, the Company’s effective tax rate decreased to 25.1% from 38.0% in the second quarter of 2008. For year-to-date 2009, the Company’s effective tax rate decreased to 24.9% from 41.2% for year-to-date 2008. The changes in the effective tax rates were primarily due to the resolution of certain tax matters and the tax impact of the divestiture of a non-core joint venture, partially offset by an increase in state net operating loss valuation allowances. In addition, the tax rate for the first quarter of 2008 included the impact of an impairment of a non-core joint venture for which no deferred tax asset was recorded and other changes in income tax reserves.

Income taxes paid approximated $8 million and $14 million for the second quarter of 2009 and 2008, respectively. Income taxes paid approximated $82 million and $174 million for year-to-date 2009 and 2008, respectively. The current income tax liability included net current deferred tax liabilities of $2 million as of August 1, 2009, January 31, 2009 and August 2, 2008. Additionally, current deferred tax assets of $74 million as of August 1, 2009, $78 million as of January 31, 2009 and $68 million as of August 2, 2008 are included in Other Current Assets on the Consolidated Balance Sheets.

15. Long-term Debt

The following table provides the Company’s long-term debt balance as of August 1, 2009, January 31, 2009 and August 2, 2008:

	August 1, 2009	January 31, 2009	August 2, 2008
	(in millions)
Term Loan due August 2012. Variable Interest Rate of 5.02% as of August 1, 2009	$625	$750	$750
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount	698	698	698
$500 million, 5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount	499	499	499
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount	484	—	—
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount	299	299	299
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (a)	294	299	299
Credit Facility due January 2010	—	—	12
5.30% Mortgage due August 2010	2	2	2

Total	3,251	2,897	2,909
Current Portion of Long-term Debt	—	—	(8)

Total Long-term Debt, Net of Current Portion	$3,251	$2,897	$2,901

(a)	The balance was $295 million, less unamortized discount, as of August 1, 2009 and $300 million, less unamortized discount, as of January 31, 2009 and August 2, 2008.

Issuance of 2019 Notes

In June 2009, the Company issued $500 million of 8.50% notes due in June 2019 through an institutional private placement offering. The $500 million of notes are guaranteed by certain of the Company’s subsidiaries. The Company and the guarantors will use their reasonable best efforts to publicly register new notes with substantially identical terms in accordance with a planned future exchange offer. The net proceeds from the issuance were $473 million which included an issuance discount of $16 million and transaction costs of $11 million. These transaction costs will be amortized through the maturity date of June 2019 and are included within Other Assets on the August 1, 2009 Consolidated Balance Sheet.

Through September 4, 2009, the Company has used $500 million of the proceeds from this offering to repurchase $108 million of the Company’s 2012 notes and to prepay $392 million of the Term Loan.

Repurchase of 2012 Notes

In June 2009, the Company repurchased $5 million of the $300 million notes due in December 2012 through open market transactions. In July 2009, the Company announced a tender offer for the remaining portion of the 2012 notes. In August 2009, the Company repurchased $103 million of the 2012 notes through the tender offer for $101 million.

Credit Facility and Term Loan

On February 19, 2009, the Company amended its $1 billion unsecured revolving credit facility expiring in August 2012 (the “5-Year Facility”), amended its Term Loan for $750 million maturing in August 2012 and canceled its $300 million, 364-day unsecured revolving credit facility. The amendment to the 5-Year Facility and the Term Loan includes changes to both the fixed charge coverage and leverage covenants. Under the amended covenants, the Company is required to maintain the fixed charge coverage ratio at 1.60 or above through fiscal year 2010 and 1.75 or above thereafter. The leverage ratio, which is debt compared to EBITDA, as those terms are defined in the agreement, must not exceed 5.0 through the third quarter of fiscal year 2010, 4.5 from the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011 and 4.0 thereafter. The Company was in compliance with the covenant requirements as of August 1, 2009. The amendment also increases the interest costs and fees associated with the 5-Year Facility and the Term Loan, provides for certain security interests as defined in the agreement and limits dividends, share repurchases and other restricted payments as defined in the agreement to $220 million per year with certain potential increases as defined in the agreement. The amendment does not impact the maturity dates of either the 5-Year Facility or the Term Loan.

The Company incurred $19 million in fees related to the amendment of the 5-Year Facility and the Term Loan. Pursuant to Emerging Issues Task Force (“EITF”) 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, fees of $11 million were capitalized associated with the 5-Year Facility amendment. These capitalized costs will be amortized over the remaining term of the 5-Year Facility. This cost is included within Other Assets on the August 1, 2009 Consolidated Balance Sheet. Pursuant to EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, fees of $8 million associated with the Term Loan amendment were expensed in addition to $2 million of unamortized fees related to the original agreement. These charges are included within Interest Expense on the year-to-date 2009 Consolidated Statement of Income.

The 5-Year Facility and Term Loan have several interest rate options which are based in part on our long-term credit ratings. For the second quarter of 2009, the effective interest rate of the Term Loan, including the impact of the participating interest rate swaps, was 7.05%. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 4.00% on any outstanding borrowings or letters of credit. As of August 1, 2009, there were no borrowings outstanding under the facility.

In July 2009, the Company used a portion of the proceeds from the $500 million note issuance to prepay $125 million of the Term Loan. Subsequent to August 1, 2009, the Company used additional proceeds from the $500 million note issuance to prepay an additional $267 million of the Term Loan.

Letters of Credit and Commercial Paper Programs

The 5-Year Facility supports the Company’s commercial paper and letter of credit programs. The Company has $100 million of outstanding letters of credit as of August 1, 2009 that reduce its remaining availability under its amended credit agreements. No commercial paper was outstanding as of August 1, 2009, January 31, 2009 or August 2, 2008.

Participating Interest Rate Swap

In January 2008, the Company entered into a participating interest rate swap arrangements designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Term Loan. In the second quarter of 2009, the Company terminated a portion of the participating interest rate swap arrangements with a notional amount of $225 million. As of August 1, 2009, the remaining notional amount of the participating interest rate swap arrangements is $525 million. For additional information, see Note 5, “Derivative Instruments.”

16. Commitments and Contingencies

The Company is subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Actions filed against the Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities and other claims, including purported class action lawsuits. Management believes that the ultimate liability arising from such claims and contingencies, if any, is not likely to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $166 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the September 30, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $12 million as of August 1, 2009, $19 million as of January 31, 2009 and $33 million as of August 2, 2008.

The Company’s guarantees related to Express, Limited Stores and New York & Company are subject to the provisions of SFAS 145, Rescission, Amendment and Technical Correction of Certain Accounting Standards, which requires fair value accounting for these guarantee obligations. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $92 million as of August 1, 2009, $94 million as of January 31, 2009 and $102 million as of August 2, 2008. The estimated fair value of these guarantee obligations was $16 million as of August 1, 2009, $15 million as of January 31, 2009 and $6 million as of August 2, 2008, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company’s guarantees related to Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to the fair value provisions of SFAS 145 because they were executed prior to the effective date of SFAS 145. These guarantees are subject to the provisions of SFAS 5, Accounting for Contingencies, which requires that a loss be accrued when probable and reasonably estimable. As of August 1, 2009, January 31, 2009 and August 2, 2008, the Company had no liability recorded with respect to any of the guarantee obligations subject to SFAS 5 as it concluded that payments under these guarantees were not probable.

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

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and based on years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $11 million for the second quarter of 2009 and 2008. Total expense recognized related to the qualified plan was $22 million and $21 million for year-to-date 2009 and 2008, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and credits additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions and credits, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $4 million and $5 million for the second quarter of 2009 and 2008, respectively. Total expense recognized related to the non-qualified plan was $9 million and $10 million for the year-to-date 2009 and 2008, respectively.

18. Segment Information

The Company has two reportable segments: Victoria’s Secret and Bath & Body Works.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret, Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue. Through its website and catalogue, certain Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 47 other countries. La Senza products may also be purchased through its website, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products under the Bath & Body Works, C.O. Bigelow, White Barn Candle Company and other brand names. Bath & Body Works merchandise is sold at retail stores and through its website, www.bathandbodyworks.com.

Other consists of the following:

•	Henri Bendel, operator of six specialty stores which feature accessories and personal care products;

•	Bath & Body Works Canada, operator of fourteen specialty stores which feature personal care, beauty and home fragrance products;

•	Mast, an apparel merchandise sourcing and production company serving Victoria’s Secret, La Senza and third-party customers;

•	Beauty Avenues, a personal care sourcing and production company serving Victoria’s Secret, La Senza and Bath & Body Works; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for second quarter and year-to-date 2009 and 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2009
Second Quarter:
Net Sales	$1,306	$534	$227	$2,067
Operating Income (Loss)	126	44	(12)	158
Year-to-Date:
Net Sales	$2,431	$936	$425	$3,792
Operating Income	213	48	(38)	223
2008
Second Quarter:
Net Sales	$1,471	$553	$260	$2,284
Operating Income (Loss)	183	41	(38)	186
Year-to-Date:
Net Sales	$2,725	$952	$532	$4,209
Operating Income (a)	332	35	28	395

(a)	Other includes $109 million net gain from joint ventures.

The Company’s international sales, including La Senza, Bath & Body Works Canada and direct sales shipped internationally, totaled $155 million and $179 million for second quarter of 2009 and 2008, respectively. The Company’s international sales totaled $268 million and $331 million for year-to-date 2009 and 2008, respectively.

19. Subsequent Event

Subsequent to August 1, 2009, the Company repurchased $103 million of the $300 million Notes due in December 2012 through a tender offer and prepaid $267 million of the Term Loan. For additional information, see Note 15, “Long-term Debt.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of August 1, 2009 and August 2, 2008, and the related consolidated statements of income for the thirteen and twenty-six week periods ended August 1, 2009 and August 2, 2008, and the consolidated statements of cash flows for the twenty-six week periods ended August 1, 2009 and August 2, 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of January 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 27, 2009, except for the effects of the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” and the related disclosures in Notes 1, 2, and 10 as to which the date is June 12, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio

September 4, 2009

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

We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K.

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

Executive Overview

The U.S. and Canadian retail environment remained challenging in the second quarter of 2009 and our financial performance in 2009 continued to be negatively impacted by the global economic downturn. Our net sales decreased 10% to $2.067 billion, driven by a comparable store sales decrease of 9%, and our operating income decreased $28 million to $158 million. The decrease in operating income is primarily related to the decrease in net sales partially offset by our continued focus on reducing expenses. Our second quarter 2009 diluted earnings per share decreased to $0.23 from $0.30 in the second quarter of 2008 primarily due to the factors cited above. For additional information related to our 2009 financial performance, see “Results of Operations.”

In June 2009, we issued $500 million of 8.50% notes due in June 2019 through an institutional private placement offering. Through September 4, 2009, we have reduced our 2012 maturities by $500 million through the repurchase of $108 million of notes due in December 2012 and the prepayment of $392 million of our Term Loan.

We continue to take a defensive stance in terms of the management of our business and have focused on the execution of retail fundamentals. We are focused on managing inventory levels, operating expenses, capital expenditures and cash and liquidity. At the same time, we are aggressively focusing on bringing compelling merchandise assortments, marketing and store experiences to our customers.

Store Data

The following table compares second quarter of 2009 store data to the comparable periods for second quarter of 2008 and year-to-date 2009 store data to the comparable periods for year-to-date 2008:

	Second Quarter			Year-to-Date
	2009	2008	% Change	2009	2008	% Change
Sales Per Average Selling Square Foot
Victoria’s Secret Stores	$140	$159	(12%)	$261	$293	(11%)
La Senza (a) (b)	92	121	(24%)	160	221	(28%)
Bath & Body Works	131	137	(5%)	230	239	(4%)

Sales Per Average Store (in thousands)
Victoria’s Secret Stores	$803	$885	(9%)	$1,498	$1,628	(8%)
La Senza (a) (b)	281	356	(21%)	488	648	(25%)
Bath & Body Works	311	326	(5%)	545	567	(4%)

Average Store Size (selling square feet)
Victoria’s Secret Stores	5,755	5,610	3%
La Senza (b)	3,087	2,976	4%
Bath & Body Works	2,374	2,373	0%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores	6,020	5,812	4%
La Senza (b)	945	949	0%
Bath & Body Works	3,886	3,880	0%

(a)	Excluding the impact of currency fluctuations, sales per average selling square foot decreased 14% and 15% for the second quarter and year-to-date 2009, respectively, and sales per average store decreased 11% and 12% for the second quarter and year-to-date 2009, respectively.

(b)	Metric excludes independently owned La Senza stores operated by licensees.

The following table compares second quarter of 2009 store data to the comparable periods for second quarter of 2008 and year-to-date 2009 store data to the comparable periods for year-to-date 2008:

	Second Quarter		Year-to-Date
	2009	2008	2009	2008
Number of Stores (a)
Victoria’s Secret
Beginning of Period	1,040	1,028	1,043	1,020
Opened	6	11	10	25
Closed	—	(3)	(7)	(9)

End of Period	1,046	1,036	1,046	1,036

La Senza (b)
Beginning of Period	318	318	322	312
Opened	2	4	2	10
Closed	(14)	(3)	(18)	(3)

End of Period	306	319	306	319

Bath & Body Works
Beginning of Period	1,638	1,626	1,638	1,592
Opened	1	18	7	59
Closed	(2)	(9)	(8)	(16)

End of Period	1,637	1,635	1,637	1,635

(a)	Excludes Henri Bendel store locations (6 in 2009 and 2 in 2008) and Bath & Body Works Canada store locations (14 in 2009 and 0 in 2008).

(b)	Number of stores excludes independently owned La Senza stores operated by licensees.

Results of Operations

Second Quarter of 2009 Compared to Second Quarter of 2008

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2009 in comparison to 2008:

			Operating Income Rate
	2009	2008	2009	2008
Second Quarter	(in millions)
Victoria’s Secret	$126	$183	9.7%	12.4%
Bath & Body Works	44	41	8.3%	7.3%
Other (a)	(12)	(38)	(5.5)%	(14.6)%

Total Operating Income	$158	$186	7.6%	8.1%

(a)	Includes Corporate, Mast, Henri Bendel and Bath & Body Works Canada.

For the second quarter of 2009, operating income decreased $28 million to $158 million and the operating income rate decreased to 7.6% from 8.1%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the second quarter of 2009 in comparison to the second quarter of 2008:

	2009	2008	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores	$838	$913	(8)%
La Senza	109	135	(19)%
Victoria’s Secret Direct	359	423	(15)%

Total Victoria’s Secret	1,306	1,471	(11)%
Bath & Body Works	534	553	(3)%
Other (a)	227	260	(13)%

Total Net Sales	$2,067	$2,284	(10)%

(a)	Includes Mast, Henri Bendel and Bath & Body Works Canada.

The following table provides a reconciliation of net sales for the second quarter of 2009 to the second quarter of 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
Second Quarter	(in millions)
2008 Net Sales	$1,471	$553	$260	$2,284
Comparable Store Sales	(109)	(28)	(1)	(138)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	21	6	9	36
Foreign Currency Translation	(13)	—	—	(13)
Direct Channels	(64)	3	—	(61)
Mast Third-party Sales and Other	—	—	(41)	(41)

2009 Net Sales	$1,306	$534	$227	$2,067

The following table compares second quarter of 2009 comparable store sales to second quarter of 2008:

Second Quarter	2009	2008
Victoria’s Secret Stores	(12)%	(8)%
La Senza	(11)%	4%

Total Victoria’s Secret	(12)%	(7)%
Bath & Body Works	(5)%	(8)%
Henri Bendel	(12)%	11%

Total Comparable Store Sales	(9)%	(7)%

For the second quarter of 2009, our net sales decreased $217 million to $2.067 billion and comparable store sales decreased 9%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For the second quarter of 2009, net sales decreased $165 million to $1.306 billion and comparable store sales decreased 12%. The decrease in net sales was primarily driven by a merchandise assortment that did not overcome the challenging economic environment:

•

At Victoria’s Secret Stores, net sales decreased across many intimate apparel categories, Pink and beauty. The declines were partially offset by growth related to new and expanded stores as well as increases in swimwear;

•	At Victoria’s Secret Direct, net sales decreased 15% with decreases in apparel and most other merchandise categories;

•	At La Senza, net sales decreased due to decreases across most merchandise categories and unfavorable currency fluctuations.

The decrease in comparable store sales was equally driven by lower average dollar sales and a decline in total transactions.

Bath & Body Works

For the second quarter of 2009, net sales decreased $19 million to $534 million and comparable store sales decreased 5%. The decrease in net sales was primarily driven by a decrease in store transactions. The decrease was partially offset by growth in the direct channel business and growth from new and expanded stores. From a merchandise category perspective, the decrease in net sales was primarily driven by discontinued product lines. The decrease in comparable store sales was driven by declines in total transactions partially offset by higher average dollar sales.

Other

For the second quarter of 2009, net sales decreased $33 million to $227 million related to lower third-party sales at Mast.

Gross Profit

For the second quarter of 2009, our gross profit decreased $93 million to $668 million and our gross profit rate (expressed as a percentage of net sales) decreased to 32.3% from 33.3% in the second quarter of 2008. The decrease in the gross profit rate is primarily driven by a decline at Victoria’s Secret partially offset by an increase within the Other segment associated with the decline in lower margin Mast third-party sales. Results by segment are as follows:

Victoria’s Secret

For the second quarter of 2009, the decrease in gross profit was primarily driven by:

•	At Victoria’s Secret Stores, gross profit decreased driven by lower merchandise margin as a result of the decline in net sales and increased promotional activity to drive sales;

•

At Victoria’s Secret Direct, gross profit decreased driven by lower merchandise margin as a result of the decline in net sales and increased promotional activity to drive sales. The decrease in merchandise margin was partially offset by a decrease in buying and occupancy expenses primarily as a result of improved efficiencies related to the new distribution center;

•	At La Senza, gross profit decreased driven by lower merchandise margin due to the decline in net sales and unfavorable currency fluctuations.

The decrease in the gross profit rate was driven primarily by a decrease in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate increased due to deleverage associated with the decline in net sales.

Bath & Body Works

For the second quarter of 2009, the decrease in gross profit was driven by lower merchandise margin primarily as a result of the decline in net sales.

The gross profit rate was up to last year driven by an increase in the merchandise margin rate partially offset by an increase in the buying and occupancy rate due to deleverage associated with the decline in net sales.

Other

For the second quarter of 2009, the increase in gross profit was primarily driven by the introduction of our brands into new international markets. The gross profit rate increased primarily as a result of a decline in lower margin Mast third-party sales.

General, Administrative and Store Operating Expenses

For the second quarter of 2009, our general, administrative and store operating expenses decreased $56 million to $519 million primarily driven by expense reductions across all of our segments in home office and marketing in conjunction with our enterprise cost initiatives. In addition, store selling expenses decreased due to the reduction in sales.

The general, administrative and store operating expense rate remained flat at 25.1% primarily driven by the factors cited above.

Net Gain on Joint Ventures

In April 2008, we recorded a pre-tax impairment charge of $19 million related to a joint venture. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. In July 2009, we recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Ventures on the 2009 Consolidated Statements of Income.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2009 and 2008:

Second Quarter	2009	2008
Average daily borrowings (in millions)	$3,123	$2,915
Average borrowing rate (in percentages)	6.62%	5.89%

For the second quarter of 2009, our interest expense increased $11 million to $58 million. Average daily borrowings increased as a result of the issuance of $500 million of 8.50% fixed rate notes due 2019 during the second quarter of 2009. The average borrowing rate increased due to increases in the Term Loan interest rate and due to the aforementioned issuance of 8.50% fixed rate notes.

Interest Income

For the second quarter of 2009, our interest income decreased $4 million to $1 million. The decrease was driven by lower yields given the lower interest rate environment and our more conservative investment portfolio comprised primarily of U.S. government-backed securities, partially offset by an increase in average invested cash balances.

Other Income (Expense)

For the second quarter of 2009, our other income (expense) decreased from income of $17 million to a loss of $2 million primarily due to the $71 million cash distribution from Express in 2008 which resulted in a pre-tax gain of $13 million and a decline in equity method income associated with our remaining investments in Limited Stores and Express.

Provision for Income Taxes

For the second quarter of 2009, our effective tax rate decreased to 25.1% from 38.0% in the second quarter of 2008. The change in the effective tax rate was primarily due to the resolution of certain tax matters and the tax impact of the divestiture of a non-core joint venture, partially offset by an increase in state net operating loss valuation allowances.

Results of Operations

Year-to-Date 2009 Compared to Year-to-Date 2008

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2009 in comparison to year-to-date 2008:

			Operating Income Rate
	2009	2008	2009	2008
Year-to-Date	(in millions)
Victoria’s Secret	$213	$332	8.8%	12.2%
Bath & Body Works	48	35	5.1%	3.7%
Other (a)(b)	(38)	28	(9.1)%	5.3%

Total Operating Income	$223	$395	5.9%	9.4%

(a)	Includes Corporate, Mast, Henri Bendel and Bath & Body Works Canada.

(b)	2008 includes $109 million net gain on joint ventures. For additional information, see Note 8, “Divestitures”, and Note 13, “Equity Method Investments and Other.”

For year-to-date 2009, operating income decreased $172 million to $223 million and the operating income rate decreased to 5.9% from 9.4%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for year-to-date 2009 in comparison to year-to-date 2008:

	2009	2008	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores	$1,565	$1,674	(7)%
La Senza	190	247	(23)%
Victoria’s Secret Direct	676	804	(16)%

Total Victoria’s Secret	2,431	2,725	(11)%
Bath & Body Works	936	952	(2)%
Other (a)	425	532	(20)%

Total Net Sales	$3,792	$4,209	(10)%

(a)	Includes Mast, Henri Bendel and Bath & Body Works Canada.

The following table provides a reconciliation of net sales for year-to-date 2009 to year-to-date 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
Year-to-Date	(in millions)
2008 Net Sales	$2,725	$952	$532	$4,209
Comparable Store Sales	(182)	(38)	(2)	(222)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	48	16	15	79
Foreign Currency Translation	(32)	—	—	(32)
Direct Channels	(128)	6	—	(122)
Mast Third-party Sales and Other	—	—	(120)	(120)

2009 Net Sales	$2,431	$936	$425	$3,792

The following table compares year-to-date 2009 comparable store sales to year-to-date 2008:

Year-to-Date	2009	2008
Victoria’s Secret Stores	(11)%	(8)%
La Senza	(12)%	2%

Total Victoria’s Secret	(11)%	(7)%
Bath & Body Works	(4)%	(9)%
Henri Bendel	(14)%	9%

Total Comparable Store Sales	(9)%	(7)%

For year-to-date 2009, our net sales decreased $417 million to $3.792 billion and comparable store sales decreased 9%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For year-to-date 2009, net sales decreased $294 million to $2.431 billion and comparable store sales decreased 11%. The decrease in net sales was primarily driven by a merchandise assortment that did not overcome the challenging economic environment:

•	At Victoria’s Secret Direct, net sales decreased 16% with decreases across most merchandise categories, most notably apparel;

•	At Victoria’s Secret Stores, net sales decreased across most merchandise categories. The declines were partially offset by growth related to new and expanded stores as well as increases in swimwear;

•	At La Senza, net sales decreased due to decreases across most merchandise categories and unfavorable currency fluctuations.

The decrease in comparable store sales was driven by lower average dollar sales and a decline in total transactions.

Bath & Body Works

For year-to-date 2009, net sales decreased $16 million to $936 million and comparable store sales decreased 4%. The decrease in net sales was primarily driven by a decrease in store traffic. The decrease was partially offset by growth in the direct channel business and growth from new and expanded stores. From a merchandise category perspective, the decrease in net sales was primarily driven by discontinued product lines. The decrease in comparable store sales was primarily driven by a decline in total transactions.

Other

For year-to-date 2009, net sales decreased $107 million to $425 million related to lower third-party sales at Mast.

Gross Profit

For year-to-date 2009, our gross profit decreased $186 million to $1.216 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 32.1% from 33.3% in year-to-date 2008. The decrease in the gross profit rate is primarily driven by a decline at Victoria’s Secret partially offset by an increase within the Other segment associated with the decline in lower margin Mast third-party sales. Results by segment are as follows:

Victoria’s Secret

For year-to-date 2009, the decrease in gross profit was primarily driven by:

•

At Victoria’s Secret Stores, gross profit decreased driven by lower merchandise margin as a result of the decline in net sales and increased promotional activity to drive sales. In addition, buying and occupancy expenses increased as a result of investment in our new and remodeled stores;

•

At Victoria’s Secret Direct, gross profit decreased driven by lower merchandise margin as a result of the decline in net sales and increased promotional activity to drive sales. The decrease in merchandise margin was partially offset by a decrease in buying and occupancy expenses primarily as a result of improved efficiencies related to the new distribution center and lower catalogue costs;

•	At La Senza, gross profit decreased driven by a decrease in merchandise margin due to the decline in net sales and the weakening of the Canadian dollar.

The decrease in the gross profit rate was driven primarily by a decrease in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate increased due to deleverage associated with the decline in net sales.

Bath & Body Works

For year-to-date 2009, the decrease in gross profit was driven primarily by the decline in net sales. The gross profit rate remained relatively flat with the merchandise margin rate and the buying and occupancy rate remaining relatively flat.

Other

For year-to-date 2009, the increase in gross profit was primarily driven by the introduction of our brands into new international markets partially offset by the divestiture of a joint venture in April 2008. The gross profit rate increased primarily as a result of a decline in lower margin Mast third-party sales.

General, Administrative and Store Operating Expenses

For year-to-date 2009, our general, administrative and store operating expenses decreased $114 million to $1.002 billion primarily driven by:

•	expense reductions across all of our segments in categories such as home office and marketing in conjunction with our enterprise cost initiatives;

•	lower store selling expenses due to a reduction in sales; and

•	the elimination of costs related to the personal care business that was divested in the first quarter of 2008.

The general, administrative and store operating expense rate remained relatively flat at 26.4% primarily driven by the factors cited above.

Net Gain on Joint Ventures

In April 2008, we and our investment partner completed the divestiture of a personal care joint venture to a third-party. We recognized a pre-tax gain of $128 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income.

In addition, we recorded a pre-tax impairment charge of $19 million related to another joint venture. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is also included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income. In July 2009, we recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Ventures on the 2009 Consolidated Statements of Income.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for year-to-date 2009 and 2008:

Year-to-Date	2009	2008
Average daily borrowings (in millions)	$3,011	$2,915
Average borrowing rate (in percentages)	6.55%	5.90%

For year-to-date 2009, our interest expense increased $28 million to $120 million. The increase was partially driven by $10 million in fees which were expensed associated with the amendment of our 5-Year Facility and Term Loan. In addition, the increase in the average daily borrowings and average borrowing rates also contributed to the increase in interest expense.

Interest Income

For year-to-date 2009, our interest income decreased $9 million to $2 million. The decrease was driven by lower yields given the lower interest rate environment and our more conservative investment portfolio comprised primarily of U.S. government-backed securities as well as a decrease in the average invested cash balances.

Other Income (Expense)

For year-to-date 2009, our other income (expense) decreased from income of $22 million to a loss of $3 million primarily due to the $71 million cash distribution from Express in 2008 which resulted in a pre-tax gain of $13 million and a decline in equity method income associated with our remaining investment in Express.

Provision for Income Taxes

For year-to-date 2009, our effective tax rate decreased to 24.9% from 41.2% in 2008. The change in the effective tax rate was primarily due to the resolution of certain tax matters and the tax impact of the divestiture of a non-core joint venture, partially offset by an increase in state net operating loss valuation allowances. In addition, the tax rate for the first quarter of 2008 included the impact of an impairment of a non-core joint venture for which no deferred tax asset was recorded and other changes in income tax reserves.

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

Issuance of 2019 Notes

In June 2009, we issued $500 million of 8.50% notes due in June 2019 through an institutional private placement offering. The $500 million of notes are guaranteed by certain of our subsidiaries. The Company and the guarantors will use their reasonable best efforts to publicly register new notes with substantially identical terms in accordance with a planned future exchange offer. The net proceeds from the issuance were $473 million which included an issuance discount of $16 million and transaction costs of $11 million.

Through September 4, 2009, we have used $500 million of the proceeds from this offering to repurchase $108 million of our 2012 notes and to prepay $392 million of the Term Loan.

Repurchase of 2012 Notes

In June 2009, we repurchased $5 million of our $300 million notes due in December 2012 through open market transactions. In July 2009, we launched a tender offer for the remaining portion of the 2012 notes. In August 2009, we repurchased an additional $103 million of the 2012 notes through the tender offer for $101 million.

Credit Facility and Term Loan

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

We incurred $19 million in costs related to the amendment of the 5-Year Facility and the Term Loan of which $11 million were capitalized and $8 million were expensed in the first quarter of 2009. Additionally, we expensed $2 million of unamortized fees related to the original agreement. These charges are included within Interest Expense on the year-to-date 2009 Consolidated Statement of Income.

The 5-Year Facility and Term Loan have several interest rate options which are based in part on our long-term credit ratings. For the second quarter of 2009, the effective interest rate of the Term Loan, including the impact of the participating interest rate swaps, was 7.05%. Fees payable under the 5-Year Facility are based on our long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 4.00% on any outstanding borrowings or letters of credit. As of August 1, 2009, there were no borrowings outstanding under the facility.

In July 2009, we used a portion of the proceeds from the $500 million note issuance in June 2009 to prepay $125 million of the Term Loan. Subsequent to August 1, 2009, we used additional proceeds from the $500 million note issuance to prepay an additional $267 million of the Term Loan.

Letters of Credit and Commercial Paper Programs

The 5-Year Facility supports our commercial paper and letter of credit programs. We have $100 million of outstanding letters of credit as of August 1, 2009 that reduce our remaining availability under our amended credit agreements. No commercial paper was outstanding as of August 1, 2009, January 31, 2009 or August 2, 2008.

Working Capital and Capitalization

The U.S. retail sector and our business have been facing a very difficult environment during 2009. However, we believe that available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of August 1, 2009, January 31, 2009 and August 2, 2008:

	August 1, 2009	January 31, 2009	August 2, 2008
	(in millions)
Cash Provided by Operating Activities (a)	$244	$954	$247
Capital Expenditures (a)	97	479	272
Working Capital	2,035	1,612	1,576
Capitalization:
Long-term Debt	3,251	2,897	2,901
Shareholders’ Equity	1,876	1,874	2,199

Total Capitalization	5,127	4,771	5,100
Additional Amounts Available Under Credit Agreements (b) (c)	900	1,300	1,300

(a)	The January 31, 2009 amounts represent a twelve-month period and the August 1, 2009 and August 2, 2008 amounts represent six-month periods.

(b)	On February 19, 2009, we cancelled the 364-Day Facility, thereby reducing the amount available under credit agreements to $1 billion as of that date.

(c)	As part of the February 19, 2009 amendment to the 5-Year Facility, letters of credit issued subsequent to the amendment reduce our remaining availability under the 5-Year Facility. As of August 1, 2009, we have outstanding $100 million of letters of credit that reduce our remaining availability under the 5-Year Facility.

Credit Ratings

The following table provides our credit ratings on unsecured debt as of August 1, 2009:

	Moody’s	S&P	Fitch
Corporate	Ba2	BB	BB+
Senior Unsecured Debt	Ba3	BB	BB
Outlook	Stable	Negative	Negative

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

Common Stock Share Repurchases

In October 2008, our Board of Directors authorized the repurchase of up to $250 million of our common stock. In 2008, we repurchased 19.0 million shares of common stock for $219 million related to this program. Through September 4, 2009, we have not repurchased any additional shares of common stock under this program.

Dividends

We currently pay a common stock dividend of $0.15 per share in cash each quarter. Our Board of Directors will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other business conditions existing at the time. Dividends paid amounted to $96 million and $103 million for year-to-date 2009 and 2008, respectively.

Cash Flow

The following table provides a summary of our cash flow activity for year-to-date 2009 and 2008:

	Year-to-Date
	2009	2008
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,173	$1,018
Net Cash Flows Provided by Operating Activities	244	247
Net Cash Flows Used for Investing Activities	(97)	(36)
Net Cash Flows Provided by (Used for) Financing Activities	228	(249)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	(2)

Net Increase (Decrease) in Cash and Cash Equivalents	377	(40)

Cash and Cash Equivalents, End of Period	$1,550	$978

Operating Activities

Net cash provided by operating activities in 2009 was $244 million, including net income of $77 million. Net income included $191 million of depreciation and amortization. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was seasonal decreases in Accounts Payable, Accrued Expenses and Other and Income Taxes Payable. In addition, inventory levels decreased $102 million due to a concerted effort to control and reduce inventory levels across the enterprise.

Net cash provided by operating activities in 2008 was $247 million, including net income of $196 million. Net income included $184 million of depreciation and amortization and the $109 million net gain on the divestiture of joint ventures. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal decreases in Accounts Payable, Accrued Expenses and Other and Income Taxes Payable.

Investing Activities

Net cash used for investing activities in 2009 was $97 million consisting entirely of capital expenditures. The capital expenditures included $61 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

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

Financing Activities

Net cash provided by financing activities in 2009 was $228 million consisting primarily from the net proceeds of $473 million from the issuance of $500 million of notes partially offset by the prepayment of $125 million of our Term Loan, quarterly dividend payments of $0.15 per share, or $96 million, and $19 million of costs related to the amendment of our 5-Year Facility and Term Loan in February 2009.

Net cash used for financing activities in 2008 was $249 million consisting primarily of cash payments of $161 million related to the repurchase of shares of common stock under our November 2007 share repurchase program and quarterly dividend payments of $0.15 per share, or $103 million.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $166 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses, and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

In April 2008, we received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of our liability for guaranteed future lease payments of Express. We can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the September 30, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $12 million as of August 1, 2009, $19 million as of January 31, 2009 and $33 million as of August 2, 2008.

Our guarantees related to Express, Limited Stores and New York & Company are subject to the provisions of SFAS 145, Rescission, Amendment and Technical Correction of Certain Accounting Standards, which requires fair value accounting for these guarantee obligations. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $92 million as of August 1, 2009, $94 million as of January 31, 2009 and $102 million as of August 2, 2008. The estimated fair value of these guarantee obligations was $16 million as of August 1, 2009, $15 million as of January 31, 2009 and $6 million as of August 2, 2008 and is included in Other Long-term Liabilities on our Consolidated Balance Sheets.

Our guarantees related to Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to the fair value provisions of SFAS 145 because they were executed prior to the effective date of SFAS 145. These guarantees are subject to the provisions of SFAS 5, Accounting for Contingencies, which requires that a loss be accrued when probable and reasonably estimable. We had no liability recorded with respect to any of the guarantee obligations subject to SFAS 5 as we concluded that payments under these guarantees were not probable as of August 1, 2009, January 31, 2009 and August 2, 2008.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs. There have been no other material changes in our contractual obligations since January 31, 2009, other than issuances, repurchases and prepayments of debt as discussed in the Liquidity and Capital Resources section. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS 168, The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) (“SFAS 168”)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, which reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (SEC) guidance that follows the same topical structure in separate sections in the Codification. We will adjust historical GAAP references in our third quarter 2009 Form 10-Q to reflect the new accounting guidance references included in the Codification.

SFAS 165, Subsequent Events (“SFAS 165”)

In May 2009, the FASB issued SFAS 165 incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date that must be considered for subsequent events disclosures. In the second quarter of 2009, we adopted this standard which requires disclosure of the date through which subsequent events have been reviewed. The standard did not change our procedures for reviewing subsequent events.

SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”)

In March 2008, the FASB issued SFAS 161, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. SFAS 161 amends and expands SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and became effective prospectively beginning in 2009. In the first quarter of 2009, we adopted SFAS 161. For additional information, see Note 5, “Derivative Instruments” in Item 1. Financial Statements.

SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”)

In December 2007, the FASB issued SFAS 160, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. SFAS 160 requires noncontrolling interest to be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income or loss by the controlling interest. SFAS 160 requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. SFAS 160 became effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption, however the presentation and disclosure requirements are applied retrospectively. In the first quarter of 2009, we adopted SFAS 160 recharacterizing minority interest as a noncontrolling interest and classifying it as a component of equity in our consolidated financial statements. On June 15, 2009, we filed a Current Report on Form 8-K to reflect the retrospective application of SFAS 160 to our Annual Report on Form 10-K for the year ended January 31, 2009. For additional information, see Note 4, “Noncontrolling Interest” in Item 1. Financial Statements.

SFAS 157, “Fair Value Measurements” (“SFAS 157”)

In September 2006, the FASB issued SFAS 157, which provides guidance for fair value measurement of assets and liabilities and instruments measured at fair value that are classified in shareholders’ equity. The statement defines fair value, establishes a fair value measurement framework and expands fair value disclosures. It emphasizes that fair value is market-based with the highest measurement hierarchy level being market prices in active markets. The standard requires fair value measurements be disclosed by hierarchy level, an entity to include its own credit standing in the measurement of its liabilities and modifies the transaction price presumption.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157, which delayed the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, as of February 3, 2008, we adopted SFAS 157 for financial assets and liabilities only on a prospective basis. As of February 1, 2009, we adopted the remaining provisions of SFAS 157, including items within the scope of FSP FAS 157-2. The adoption of SFAS 157 did not have a significant impact on our results of operations, financial condition or liquidity. For additional information, see Note 6, “Fair Value Measurements” in Item 1. Financial Statements.

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

We are exposed to interest rate risk in relation to our investments and our debt. Our investment portfolio primarily consists of interest-bearing instruments that are classified within cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is comprised primarily of U.S. government-backed securities. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk associated with increases or decreases in interest rates.

The majority of our long-term debt as of August 1, 2009 has fixed interest rates. Thus, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. Our Term Loan due August 2012 contains a variable interest rate that fluctuates based on changes in an underlying benchmark interest rate and changes in our credit rating. In January 2008, we executed participating interest rate swap arrangements which limit our exposure to increases in the benchmark interest rate while allowing us to partially participate in any decreases in the benchmark interest rate. In the second quarter of 2009, we terminated a portion of our participating interest rate swap arrangements with a notional amount of $225 million resulting in a realized loss of $9 million.

We use derivative financial instruments like the cross-currency swaps and the participating interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.

Fair Value of Financial Instruments

As of August 1, 2009, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of long-term debt and swap arrangements as of August 1, 2009, January 31, 2009 and August 2, 2008:

	August 1, 2009	January 31, 2009	August 2, 2008
	(in millions)
Long-term Debt:
Carrying Value	$3,251	$2,897	$2,901
Fair Value, Estimated (a)	2,947	2,113	2,656
Aggregate Fair Value of Cross-currency Swap Arrangements (b)	30	(26)	48
Fair Value of Participating Interest Rate Swap Arrangements (b)	27	30	(2)

(a)	The estimated fair value of our publicly traded debt is based on quoted market prices. The estimated fair value of our Term Loan is equal to its carrying value. In February 2009, the terms of the Term Loan were amended. In July 2009, we prepaid $125 million of the Term Loan. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Swap arrangements are in an (asset) liability position.

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

Changes in internal control over financial reporting. In June 2009, Victoria’s Secret Stores implemented new supply chain management and finance systems and related processes in connection with an enterprise wide systems implementation. Various controls were modified due to the new systems. Additionally, subsequent to implementation, we established additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe that the system and process changes will enhance internal control over financial reporting in future periods. There were no other changes in our internal control over financial reporting that have occurred which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against the Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities and other claims, including purported class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2009	13	$12.18	—	$31,244
June 2009	13	11.61	—	31,244
July 2009	9	12.65	—	31,244

Total	35	12.09	—	31,244

(a)	The total number of shares repurchased relates to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, (ii) the use of our stock to pay the exercise price on employee stock options, and (iii) our small lot shareholder repurchase program.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 28, 2009. The matters voted upon and the results of the voting were as follows:

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

The proposed amendment of the Certificate of Incorporation to provide for the annual election of directors, which required the affirmative vote of at least 75% of the outstanding shares entitled to vote, was defeated by a vote of 193,764,486 shares for the amendment and 68,268,771 shares against the amendment with 4,806,862 shares abstaining. The vote in favor of the amendment represented 60% of the outstanding shares entitled to vote.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibits

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer
Executive Vice President and Chief Financial Officer *

Date: September 4, 2009

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.