Form 10-Q
period 2009-10-31
LIMITED BRANDS INC
filed 2009-12-04
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-8344

LIMITED BRANDS, INC.

(Exact name of registrant as specified in its charter)

Delaware	31-1029810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Limited Parkway Columbus, Ohio	43230
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 27, 2009
322,290,513 Shares

LIMITED BRANDS, INC.

*	The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2009” and “third quarter of 2008” refer to the thirteen week periods ending October 31, 2009 and November 1, 2008, respectively. “Year-to-date 2009” and “year-to-date 2008” refer to the thirty-nine week periods ending October 31, 2009 and November 1, 2008, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Net Sales	$1,777	$1,843	$5,569	$6,052
Costs of Goods Sold, Buying and Occupancy	(1,214)	(1,263)	(3,790)	(4,070)

Gross Profit	563	580	1,779	1,982
General, Administrative and Store Operating Expenses	(504)	(539)	(1,506)	(1,655)
Net Gain on Joint Ventures	—	—	9	109

Operating Income	59	41	282	436
Interest Expense	(56)	(44)	(176)	(136)
Interest Income	—	5	2	16
Other Income	9	1	6	23

Income Before Income Taxes	12	3	114	339
Provision (Benefit) for Income Taxes	(3)	(1)	22	139

Net Income	15	4	92	200

Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	(4)

Net Income Attributable to Limited Brands, Inc.	$15	$4	$92	$204

Net Income Attributable to Limited Brands, Inc. Per Basic Share	$0.05	$0.01	$0.29	$0.60

Net Income Attributable to Limited Brands, Inc. Per Diluted Share	$0.05	$0.01	$0.28	$0.60

Dividends Per Share	$0.15	$0.15	$0.45	$0.45

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	October 31, 2009	January 31, 2009	November 1, 2008
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$968	$1,173	$377
Accounts Receivable, Net	252	236	352
Inventories	1,426	1,182	1,648
Other	268	276	362

Total Current Assets	2,914	2,867	2,739
Property and Equipment, Net	1,814	1,929	1,957
Goodwill	1,440	1,426	1,618
Trade Names and Other Intangible Assets, Net	596	580	610
Other Assets	171	170	157

Total Assets	$6,935	$6,972	$7,081

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$620	$494	$695
Accrued Expenses and Other	602	669	616
Income Taxes	15	92	39

Total Current Liabilities	1,237	1,255	1,350
Deferred Income Taxes	236	213	178
Long-term Debt	2,880	2,897	2,897
Other Long-term Liabilities	717	732	702

Shareholders’ Equity:
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 524 shares issued; 322, 321 and 326 shares outstanding, respectively	262	262	262
Paid-in Capital	1,543	1,544	1,536
Accumulated Other Comprehensive Income (Loss)	(15)	(28)	(14)
Retained Earnings	4,724	4,777	4,809
Less: Treasury Stock, at Average Cost; 202, 203 and 198 shares, respectively	(4,650)	(4,681)	(4,640)

Total Limited Brands, Inc. Shareholders’ Equity	1,864	1,874	1,953
Noncontrolling Interest	1	1	1

Total Equity	1,865	1,875	1,954

Total Liabilities and Equity	$6,935	$6,972	$7,081

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date
	2009	2008
Operating Activities:
Net Income	$92	$200
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization of Long-lived Assets	288	275
Amortization of Landlord Allowances	(26)	(25)
Deferred Income Taxes	51	(7)
Excess Tax Benefits from Share-based Compensation	—	(2)
Share-based Compensation Expense	32	26
Net Gain on Joint Ventures	(9)	(109)
Gain on Distribution from Express	—	(13)
Changes in Assets and Liabilities:
Accounts Receivable	(12)	(12)
Inventories	(233)	(423)
Accounts Payable, Accrued Expenses and Other	57	106
Income Taxes Payable	(102)	(94)
Other Assets and Liabilities	(8)	81

Net Cash Provided by Operating Activities	130	3

Investing Activities:
Capital Expenditures	(160)	(406)
Net Proceeds from the Divestiture of Joint Venture	9	144
Return of Capital from Express	—	95
Other Investing Activities	(2)	(10)

Net Cash Used for Investing Activities	(153)	(177)

Financing Activities:
Net Proceeds from Debt Issuance	473	—
Prepayment of Term Loan	(392)	—
Repurchase of Debt	(106)	—
Payments of Long-term Debt	—	(15)
Dividends Paid	(145)	(153)
Financing Costs Related to the Amendment of 5-Year Facility and Term Loan	(19)	—
Repurchase of Common Stock	—	(333)
Excess Tax Benefits from Share-based Compensation	—	2
Proceeds from Exercise of Stock Options and Other	3	32

Net Cash Used for Financing Activities	(186)	(467)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	4	—
Net Decrease in Cash and Cash Equivalents	(205)	(641)
Cash and Cash Equivalents, Beginning of Period	1,173	1,018

Cash and Cash Equivalents, End of Period	$968	$377

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Limited Brands, Inc. (the Company) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through specialty retail stores in the United States and Canada, which are primarily mall-based, and through its websites, catalogue and other channels. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Pink

•	La Senza

•	Bath & Body Works

•	C. O. Bigelow

•	The White Barn Candle Company

•	Henri Bendel

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2009” and “third quarter of 2008” refer to the thirteen week periods ending October 31, 2009 and November 1, 2008, respectively. “Year-to-date 2009” and “year-to-date 2008” refer to the thirty-nine week periods ending October 31, 2009 and November 1, 2008, respectively.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company’s Consolidated Financial Statements also include less than 100% owned variable interest entities in which the Company has determined it is the primary beneficiary.

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

Interim Financial Statements

The Consolidated Financial Statements as of and for the quarter and year-to-date periods ended October 31, 2009 and November 1, 2008 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Management reviewed subsequent events through the Form 10-Q filing date of December 4, 2009. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2008 Annual Report on Form 10-K. On June 15, 2009, the Consolidated Financial Statements and Notes were recast on Form 8-K for the adoption of authoritative guidance related to noncontrolling interests in consolidated financial statements. On November 10, 2009, the Consolidated Financial Statements and Notes were updated on Form 8-K to provide supplemental guarantor financial information.

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

2. Recently Issued Accounting Pronouncements

Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Subtopic 105, Generally Accepted Accounting Principles, which reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant SEC guidance that follows the same topical structure in separate sections in the Codification. In the third quarter of 2009, the Company changed its historical U.S. GAAP references to comply with the Codification. The adoption of this guidance did not impact the Company’s results of operations, financial condition or liquidity since the Codification is not intended to change or alter existing U.S. GAAP.

Subsequent Events

In May 2009, the FASB issued authoritative guidance included in ASC Subtopic 855, Subsequent Events, which incorporates guidance on subsequent events into authoritative accounting literature and clarifies the time following the balance sheet date that must be considered for subsequent events disclosures in the financial statements. In the second quarter of 2009, the Company adopted this guidance which requires disclosure of the date through which subsequent events have been reviewed. This guidance did not change the Company’s procedures for reviewing subsequent events.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued authoritative guidance included in ASC Subtopic 815, Derivatives and Hedging, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. This guidance amends and expands previously released authoritative guidance and became effective prospectively beginning in 2009. In the first quarter of 2009, the Company adopted this guidance. For additional information, see Note 5, “Derivative Instruments.”

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued authoritative guidance included in ASC Subtopic 810, Consolidation, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. This guidance requires noncontrolling interest to be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income or loss by the controlling interest. This guidance further requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. This guidance became effective for interim and annual periods in fiscal years beginning after December 15, 2008. This guidance is applied prospectively upon adoption, however the presentation and disclosure requirements are applied retrospectively. In the first quarter of 2009, the Company adopted this guidance recharacterizing minority interest as a noncontrolling interest and classifying it as a component of equity in its consolidated financial statements. On June 15, 2009, the Company filed a Current Report on Form 8-K to reflect the retrospective application to the Company’s Annual Report on Form 10-K for the year ended January 31, 2009. For additional information, see Note 4, “Noncontrolling Interest.”

Fair Value Measurements

In September 2006, the FASB issued authoritative guidance included in ASC Subtopic 820, Fair Value Measurements and Disclosures, which provides guidance for fair value measurement of assets and liabilities and instruments measured at fair value that are classified in shareholders’ equity. This guidance defines fair value, establishes a fair value measurement framework and expands fair value disclosures. It emphasizes that fair value is market-based with the highest measurement hierarchy level being market prices in active markets. This guidance requires fair value measurements be disclosed by hierarchy level, an entity to include its own credit standing in the measurement of its liabilities and modifies the transaction price presumption.

In February 2008, the FASB delayed the effective date for this guidance to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, as of February 3, 2008, the Company adopted the authoritative guidance for financial assets and liabilities only on a prospective basis. As of February 1, 2009, the Company adopted the remaining provisions. The adoption of this guidance did not have a significant impact on the Company’s results of operations, financial condition or liquidity. For additional information, see Note 6, “Fair Value Measurements.”

3. Earnings Per Share and Shareholders’ Equity

Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter and year-to-date 2009 and 2008:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
	(in millions)
Common Shares Issued	524	524	524	524
Treasury Shares	(202)	(187)	(202)	(185)

Basic Shares	322	337	322	339
Effect of Dilutive Options and Restricted Stock	6	3	4	3

Diluted Shares	328	340	326	342

Anti-dilutive Options (a)	11	13	14	14

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

In November 2007, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s common stock. During the first quarter of 2008, the Company repurchased 7.1 million shares of common stock for $122 million. During May 2008, the Company completed this program by repurchasing 1.5 million shares of common stock.

In October 2008, the Company’s Board of Directors authorized the repurchase of up to $250 million of the Company’s common stock. In 2008, the Company repurchased 19.0 million shares of common stock for $219 million related to this program. Through December 4, 2009, the Company has not repurchased any additional shares of common stock under this program.

4. Noncontrolling Interest

The following table provides a rollforward of equity attributable to noncontrolling interest for year-to-date 2008:

Year-to-Date 2008
(in millions)
Balance as of February 2, 2008	$55
Divestiture of Personal Care Business	(54)

Balance as of November 1, 2008	$1

In April 2008, the Company and its investment partner completed the divestiture of a joint venture, which the Company consolidated, to a third-party. For additional information, see Note 8, “Divestitures.”

5. Derivative Instruments

The Company uses derivative instruments designated as cash flow hedges and non-designated derivative instruments to manage exposure to foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading purposes. All derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value. For additional information, see Note 6, “Fair Value Measurements.”

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same period during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative instrument is recognized in current earnings.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of October 31, 2009, January 31, 2009 and November 1, 2008:

	October 31, 2009	January 31, 2009	November 1, 2008
	(in millions)
Other Assets	$—	$26	$10
Other Long-term Liabilities	22	—	—

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the third quarter and year-to-date 2009 and 2008:

		Third Quarter		Year-to-Date
	Location	2009	2008	2009	2008
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$8	$57	$(48)	$64
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	(3)	(69)	51	(84)

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk

Interest Rate Designated Cash Flow Hedges

In January 2008, the Company entered into participating interest rate swap arrangements to mitigate exposure to interest rate fluctuations related to the Company’s variable rate term loan (“Term Loan”) of $750 million. The participating interest rate swap arrangements effectively convert the Term Loan to a fixed interest rate while still allowing the Company to partially benefit from declines in short-term interest rates. The swap arrangements were designated as cash flow hedges of interest rate risk and expire in 2012, at the same time as the related debt. Amounts are reclassified from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the Term Loan. During the second and third quarters of 2009, the Company prepaid $392 million of the Term Loan. For additional information, see Note 15, “Long-term Debt.”

In conjunction with the Term Loan prepayments, the Company de-designated portions of the participating interest rate swap arrangements totaling $392 million. As a result, hedge accounting was discontinued prospectively on the de-designated portions of the arrangements. Immediately following de-designation, the Company terminated $292 million of the arrangements which resulted in realized losses of $12 million. These realized losses were recognized in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet and will be amortized into Interest Expense through the remaining life of the original hedged instrument (August 2012). To offset the impact of the remaining $100 million portion of the de-designated arrangement, the Company entered into a non-designated derivative instrument. For additional information, see “Interest Rate Non-designated Derivative Instruments” section below. As of October 31, 2009, the remaining notional amount of the designated participating interest rate swap arrangements is $358 million, which aligns with the remaining outstanding principal balance on the Term Loan.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate cash flow hedges as of October 31, 2009, January 31, 2009 and November 1, 2008:

	October 31, 2009	January 31, 2009	November 1, 2008
	(in millions)
Other Assets	$—	$—	$—
Other Long-term Liabilities	17	30	8

The following table provides a summary of the pre-tax financial statement effect of gains and losses on the Company’s derivative financial instruments designated as interest rate cash flow hedges for the third quarter and year-to-date 2009 and 2008:

		Third Quarter		Year-to-Date
	Location	2009	2008	2009	2008
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$—	$(10)	$(11)	$2
Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (a)	Interest Expense	4	2	11	5

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the Term Loan. No ineffectiveness is associated with these interest rate cash flow hedges.

Interest Rate Non-designated Derivative Instruments

As discussed above, the Company de-designated a notional amount of $100 million of the participating interest rate swap arrangements. To offset the impact of this de-designated arrangement, the Company paid $3 million to enter into a non-designated interest rate swap with a notional amount of $100 million.

The following table provides a summary of the fair value and balance sheet classification of these derivative financial instruments as of October 31, 2009:

October 31, 2009
(in millions)
Other Assets	$5
Other Long-term Liabilities	5

The financial impact to the Consolidated Statement of Income is not significant as the impacts of these derivative instruments are designed to offset.

6. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of October 31, 2009, January 31, 2009 and November 1, 2008:

	October 31, 2009	January 31, 2009	November 1, 2008
	(in millions)
Carrying Value	$2,880	$2,897	$2,897
Fair Value (a)	2,759	2,113	2,092

(a)	The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimated fair value of the Term Loan is equal to its carrying value. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The authoritative guidance within ASC Subtopic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This authoritative guidance further establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table provides a summary of assets and liabilities measured in the financial statements at fair value on a recurring basis as of October 31, 2009, January 31, 2009 and November 1, 2008:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of October 31, 2009
Assets:
Cash and Cash Equivalents	$968	$—	$—	$968
Interest Rate Non-designated Derivative Instrument	—	5	—	5

Liabilities:
Cross-currency Cash Flow Hedges	—	22	—	22
Interest Rate Designated Cash Flow Hedges	—	17	—	17
Interest Rate Non-designated Derivative Instrument	—	5	—	5
Lease Guarantees	—	—	15	15

As of January 31, 2009
Assets:
Cash and Cash Equivalents	$1,173	$—	$—	$1,173
Cross-currency Cash Flow Hedges	—	26	—	26

Liabilities:
Interest Rate Cash Flow Hedges	—	30	—	30
Lease Guarantees	—	—	15	15

As of November 1, 2008
Assets:
Cash and Cash Equivalents	$377	$—	$—	$377
Cross-currency Cash Flow Hedges	—	10	—	10

Liabilities:
Interest Rate Cash Flow Hedges	—	8	—	8
Lease Guarantees	—	—	6	6

Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for third quarter and year-to-date 2009 and 2008:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
	(in millions)
Beginning Balance	$16	$6	$15	$10
Change in Estimated Fair Value Reported in Earnings	(1)	—	—	(4)

Ending Balance	15	6	15	6

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

7. Comprehensive Income (Loss)

The following table provides detail for other comprehensive income for third quarter and year-to-date 2009 and 2008:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
	(in millions)
Net Income Attributable to Limited Brands, Inc.	$15	$4	$92	$204
Other Comprehensive Income (Loss):
Foreign Currency Translation	—	(28)	(2)	(32)
Gain (Loss) on Cash Flow Hedges	8	47	(59)	66
Reclassification of Cash Flow Hedges to Earnings	1	(67)	62	(79)
Income Tax Benefit (Expense) (a)	(2)	—	12	—

Total Comprehensive Income (Loss)	$22	$(44)	$105	$159

(a)	The income tax benefit (expense) primarily relates to unrealized losses on the cash flow hedges.

The following table provides additional detail regarding the composition of accumulated other comprehensive income (loss) as of October 31, 2009, January 31, 2009 and November 1, 2008:

	October 31, 2009	January 31, 2009	November 1, 2008
	(in millions)
Foreign Currency Translation	$(6)	$(4)	$(2)
Cash Flow Hedges	(9)	(24)	(12)

Total Accumulated Other Comprehensive Income (Loss)	$(15)	$(28)	$(14)

8. Divestitures

In April 2008, the Company and its investment partner completed the divestiture of a joint venture, which the Company consolidated, to a third-party. The Company recognized a pre-tax gain of $128 million and received pre-tax proceeds of $168 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income. Total proceeds included $24 million, which was to be held in escrow until September 2009 to cover any post-closing contingencies. In December 2008, $15 million of $24 million in funds held in escrow were distributed to the Company. In September 2009, the remaining $9 million in funds held in escrow were distributed to the Company.

9. Restructuring Activities

During the fourth quarter of 2008, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the current retail environment. This program resulted in the elimination of approximately 400 positions (or 10%) of the Company’s corporate and home office headcount. The Company recognized a pre-tax charge consisting of severance and related costs of $23 million for the fiscal year ended January 31, 2009. The Company made cash payments of $4 million and $13 million for the third quarter and year-to-date 2009, respectively, related to this restructuring program. The remaining balance of $10 million is included in Accrued Expenses and Other on the Consolidated Balance Sheet as of October 31, 2009.

10. Inventories

The following table provides details of inventories as of October 31, 2009, January 31, 2009 and November 1, 2008:

	October 31, 2009	January 31, 2009	November 1, 2008
	(in millions)
Finished Goods Merchandise	$1,353	$1,101	$1,555
Raw Materials and Merchandise Components	73	81	93

Total Inventories	$1,426	$1,182	$1,648

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

11. Property and Equipment, Net

The following table provides details of property and equipment, net as of October 31, 2009, January 31, 2009 and November 1, 2008:

	October 31, 2009	January 31, 2009	November 1, 2008
	(in millions)
Property and Equipment, at Cost	$4,127	$4,031	$4,024
Accumulated Depreciation and Amortization	(2,313)	(2,102)	(2,067)

Property and Equipment, Net	$1,814	$1,929	$1,957

Depreciation expense was $96 million and $90 million for the third quarter of 2009 and 2008, respectively. Depreciation expense was $285 million and $270 million for year-to-date 2009 and 2008, respectively.

12. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for year-to-date 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of January 31, 2009	$798	$628	$—	$1,426
Foreign Currency Translation	14	—	—	14

Balance as of October 31, 2009	$812	$628	$—	$1,440

The following table provides the rollforward of goodwill for year-to-date 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 2, 2008	$1,057	$628	$48	$1,733
Divestiture (See Note 8)	—	—	(48)	(48)
Foreign Currency Translation	(67)	—	—	(67)

Balance as of November 1, 2008	$990	$628	$—	$1,618

Intangible Assets – Indefinite Lives

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $566 million as of October 31, 2009, $548 million as of January 31, 2009 and $575 million as of November 1, 2008. These intangible assets are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets – Finite Lives

The following table provides intangible assets with finite lives as of October 31, 2009, January 31, 2009 and November 1, 2008:

	October 31, 2009	January 31, 2009	November 1, 2008
	(in millions)
Intellectual Property	$41	$41	$41
Trademarks/Brands	19	19	21
Licensing Agreements and Customer Relationships	23	21	21
Favorable Operating Leases	19	18	18

Total	102	99	101
Accumulated Amortization	(72)	(67)	(66)

Intangible Assets, Net	$30	$32	$35

Amortization expense was $1 million for both the third quarter of 2009 and 2008. Amortization expense was $3 million and $5 million for year-to-date 2009 and 2008, respectively. Estimated future annual amortization expense will be approximately $2 million for the remainder of 2009, $6 million in 2010 and 2011, $3 million in 2012 and 2013 and $10 million in the aggregate thereafter.

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

In October 2009, the Company entered into new agreements with Express whereby the Company will continue to provide logistics services and lease office space. These agreements are effective beginning in February 2010 and extend through April 2016 with certain renewal options.

The Company recognized merchandise sourcing revenue from Express of $107 million and $129 million in the third quarter of 2009 and 2008, respectively. The Company recognized merchandise sourcing revenue from Express of $260 million and $343 million for year-to-date 2009 and 2008, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $116 million, $92 million and $148 million as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively.

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

In July 2008, Express distributed additional cash to its owners and the Company received $71 million. The Company’s portion representing a return of capital is $67 million with the remaining $4 million representing a return on capital. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $13 million was recorded. The gain is included in Other Income on the 2008 Consolidated Statements of Income. The Company’s investment carrying value for Express was $5 million as of October 31, 2009, zero as of January 31, 2009 and $(4) million as of November 1, 2008. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Limited Stores

In August 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores. In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements whereby the Company provides support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements vary and range from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Limited Stores of $18 million and $28 million in the third quarter of 2009 and 2008, respectively. The Company recognized merchandise sourcing revenue from Limited Stores of $44 million and $77 million for year-to-date 2009 and 2008, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $9 million, $12 million and $21 million as of October 31, 2009, January 31, 2009 and November 1, 2008, respectively.

The Company’s investment carrying value for Limited Stores was $12 million as of October 31, 2009 and January 31, 2009 and $14 million as of November 1, 2008. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $64 million as of October 31, 2009, $63 million as of January 31, 2009 and $64 million as of November 1, 2008. These investments are recorded in Other Assets on the Consolidated Balance Sheets.

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

Other

In April 2008, the Company recorded a pre-tax impairment charge of $19 million related to an unconsolidated joint venture accounted for under the equity method of accounting. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income. In July 2009, the Company recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Ventures on the year-to-date 2009 Consolidated Statements of Income.

14. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The Company’s effective tax rate has historically reflected and continues to reflect a provision related to the undistributed earnings of foreign affiliates, but the taxes are not paid until the earnings are deemed repatriated to the United States. The Company has recorded a deferred tax liability for those undistributed earnings. However, no such deferred tax liability is recorded on the foreign earnings of foreign affiliates for which the tax basis is greater than the carrying value.

For the third quarter of 2009, the Company’s effective tax rate was (30.7%) as compared to (30.8%) in the third quarter of 2008. In both third quarter 2009 and third quarter 2008, the effective tax rate benefited from changes in income tax reserves associated with the resolution of certain tax matters and other items. For year-to-date 2009, the Company’s effective tax rate decreased to 19.3% from 40.6% for year-to-date 2008. The decline in the effective tax rate was primarily due to the resolution of certain tax matters and the tax impact of the divestiture of a non-core joint venture offset partially by an increase in state net operating loss valuation allowances in 2009.

Income taxes paid were approximately $6 million and $25 million for the third quarter of 2009 and 2008, respectively. Income taxes paid approximated $88 million and $199 million for year-to-date 2009 and 2008, respectively. The current income tax liability included net current deferred tax liabilities of $2 million as of October 31, 2009, $2 million as of January 31, 2009 and $1 million as of November 1, 2008. Additionally, current deferred tax assets of $54 million as of October 31, 2009, $78 million as of January 31, 2009 and $82 million as of November 1, 2008 are included in Other Current Assets on the Consolidated Balance Sheets.

15. Long-term Debt

The following table provides the Company’s long-term debt balance as of October 31, 2009, January 31, 2009 and November 1, 2008:

	October 31, 2009	January 31, 2009	November 1, 2008
	(in millions)
Senior Secured Debt
Term Loan due August 2012. Variable Interest Rate of 4.47% as of October 31, 2009	$358	$750	$750

Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount	$484	$—	$—

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount	$698	$698	$698
$500 million, 5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount	499	499	499
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount	299	299	299
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (a)	192	299	299
5.30% Mortgage due August 2010	2	2	2

Total Senior Unsecured Debt	$2,039	$2,147	$2,147

Total	$2,882	$2,897	$2,897
Current Portion of Long-term Debt	(2)	—	—

Total Long-term Debt, Net of Current Portion	$2,880	$2,897	$2,897

(a)	The balance was $192 million, less unamortized discount, as of October 31, 2009 and $300 million, less unamortized discount, as of January 31, 2009 and November 1, 2008.

Issuance of 2019 Notes

In June 2009, the Company issued $500 million of 8.50% notes due in June 2019 through an institutional private placement offering. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned subsidiaries (the “guarantors”). The net proceeds from the issuance were $473 million, which included an issuance discount of $16 million and transaction costs of $11 million. These transaction costs will be amortized through the maturity date of June 2019 and are included within Other Assets on the October 31, 2009 Consolidated Balance Sheet. The Company has used the proceeds from this offering to repurchase $108 million of the Company’s 2012 notes and to prepay $392 million of the Term Loan.

On November 10, 2009, the Company and the guarantors filed a registration statement with the SEC to register new notes with materially identical terms in advance of a planned exchange offer that is expected to commence in the fourth quarter of 2009.

Repurchase of 2012 Notes

In June 2009, the Company repurchased $5 million of the $300 million notes due in December 2012 through open market transactions. In July 2009, the Company announced a tender offer for the remaining portion of the 2012 notes. In August 2009, the Company repurchased $103 million of the 2012 notes through the tender offer for $101 million. The gain on extinguishment of this debt of $2 million is included in Other Income on the 2009 Consolidated Statements of Income.

Credit Facility and Term Loan

On February 19, 2009, the Company amended its $1 billion unsecured revolving credit facility expiring in August 2012 (the “5-Year Facility”), amended its Term Loan for $750 million maturing in August 2012 and canceled its $300 million, 364-day unsecured revolving credit facility. The amendment to the 5-Year Facility and the Term Loan includes changes to both the fixed charge coverage and leverage covenants. Under the amended covenants, the Company is required to maintain the fixed charge coverage ratio at 1.60 or above through fiscal year 2010 and 1.75 or above thereafter. The leverage ratio, which is debt compared to EBITDA, as those terms are defined in the agreement, must not exceed 5.0 through the third quarter of fiscal year 2010, 4.5 from the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011 and 4.0 thereafter. The Company was in compliance with the covenant requirements as of October 31, 2009. The amendment also increases the interest costs and fees associated with the 5-Year Facility and the Term Loan, provides for certain security interests as defined in the agreement and limits dividends, share repurchases and other restricted payments as defined in the agreement to $220 million per year with certain potential increases as defined in the agreement. The amendment does not impact the maturity dates of either the 5-Year Facility or the Term Loan.

The Company incurred fees related to the amendment of the 5-Year Facility and the Term Loan of $19 million. The fees associated with the 5-Year Facility amendment of $11 million were capitalized. This cost is included within Other Assets on the October 31, 2009 Consolidated Balance Sheet and will be amortized over the remaining term of the 5-Year Facility. The fees associated with the Term Loan amendment of $8 million were expensed in addition to unamortized fees related to the original agreement of $2 million. These charges are included within Interest Expense on the year-to-date 2009 Consolidated Statement of Income.

The 5-Year Facility and Term Loan have several interest rate options, which are based in part on the Company’s long-term credit ratings. For the third quarter of 2009, the effective interest rate of the Term Loan, including the impact of the participating interest rate swaps, was 6.99%. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 4.00% on any outstanding borrowings or letters of credit. As of October 31, 2009, there were no borrowings outstanding under the facility.

Letters of Credit and Commercial Paper Programs

The 5-Year Facility supports the Company’s commercial paper and letter of credit programs. The Company has $86 million of outstanding letters of credit as of October 31, 2009 that reduce its remaining availability under its amended credit agreements. No commercial paper was outstanding as of October 31, 2009, January 31, 2009 or November 1, 2008.

Participating Interest Rate Swap

In January 2008, the Company entered into participating interest rate swap arrangements designated as a cash flow hedge to mitigate exposure to interest rate fluctuations related to the Term Loan. In conjunction with the Term Loan prepayments, the Company de-designated portions of the participating interest rate swap arrangements totaling $392 million. As of October 31, 2009, the remaining notional amount of the designated participating interest rate swap arrangements is $358 million, which aligns with the remaining outstanding principal balance on the Term Loan. For additional information, see Note 5, “Derivative Instruments.”

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

On November 6, 2009, a class action (International Brotherhood of Electrical Workers Local 697 Pension Fund v. Limited Brands, Inc. et al.) was filed against the Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Limited Brands common stock between August 22, 2007 and February 28, 2008. The Company believes the complaint is without merit and that it has substantial factual and legal defenses to the claims at issue. The Company intends to vigorously defend against this action. The Company cannot reasonably estimate the possible loss or range of loss that may result from this lawsuit.

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $146 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the September 30, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $10 million as of October 31, 2009, $19 million as of January 31, 2009 and $21 million as of November 1, 2008.

The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $87 million as of October 31, 2009, $94 million as of January 31, 2009 and $101 million as of November 1, 2008. The estimated fair value of these guarantee obligations was $15 million as of October 31, 2009 and January 31, 2009 and $6 million as of November 1, 2008, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company’s guarantees related to Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable. As of October 31, 2009, January 31, 2009 and November 1, 2008, the Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable.

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

The qualified plan permits associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and based on years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $11 million and $6 million for the third quarter of 2009 and 2008, respectively. Total expense recognized related to the qualified plan was $33 million and $27 million for year-to-date 2009 and 2008, respectively.

The non-qualified plan is an unfunded plan, which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and credits additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions and credits, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for both the third quarter of 2009 and 2008. Total expense recognized related to the non-qualified plan was $15 million and $16 million for the year-to-date 2009 and 2008, respectively.

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

Other consists of the following:

•	Henri Bendel, operator of nine specialty stores, which features accessories and personal care products;

•	Mast, an apparel merchandise sourcing and production company serving Victoria’s Secret, La Senza and third-party customers;

•	Beauty Avenues, a personal care sourcing and production company serving Victoria’s Secret, La Senza and Bath & Body Works;

•	International retail and wholesale operations (excluding La Senza), which include the Company’s Bath & Body Works and Victoria’s Secret Pink stores in Canada; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for third quarter and year-to-date 2009 and 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2009
Third Quarter:
Net Sales	$1,078	$439	$260	$1,777
Operating Income (Loss)	54	16	(11)	59
Year-to-Date:
Net Sales	$3,509	$1,375	$685	$5,569
Operating Income (a)	267	64	(49)	282

2008
Third Quarter:
Net Sales	$1,112	$424	$307	$1,843
Operating Income (Loss)	75	(29)	(5)	41
Year-to-Date:
Net Sales	$3,837	$1,376	$839	$6,052
Operating Income (a)	407	6	23	436

(a)	Other includes $9 million and $109 million net gain from joint ventures in 2009 and 2008, respectively.

The Company’s international sales, including La Senza, Bath & Body Works Canada, Victoria’s Secret Pink Canada and direct sales shipped internationally, totaled $146 million for third quarter of 2009 and 2008. The Company’s international sales totaled $414 million and $477 million for year-to-date 2009 and 2008, respectively.

19. Supplemental Guarantor Financial Information

On June 15, 2009, the Company issued $500 million of 8.50% notes due in June 2019 through an institutional private placement offering. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned subsidiaries. The Company is a holding company and its most significant assets are the stock of its subsidiaries. The guarantors represent (a) substantially all of the sales of its domestic subsidiaries, (b) more than 90% of the assets owned by its domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by its domestic subsidiaries.

The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: (a) the condensed consolidating balance sheets as of October 31, 2009, January 31, 2009 and November 1, 2008; (b) the condensed consolidating statements of income for the quarter and year-to-date periods ended October 31, 2009 and November 1, 2008 and (c) the condensed consolidating statements of cash flows for the year-to-date periods ended October 31, 2009 and November 1, 2008.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(Unaudited)

	October 31, 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$654	$314	$—	$968
Accounts Receivable, Net	—	225	27	—	252
Inventories	—	1,232	195	(1)	1,426
Other	1	251	17	(1)	268

Total Current Assets	1	2,362	553	(2)	2,914
Property and Equipment, Net	—	1,094	720	—	1,814
Goodwill	—	1,317	123	—	1,440
Trade Names and Other Intangible Assets, Net	—	420	176	—	596
Net Investments in and Advances to/from Consolidated Affiliates	12,531	11,444	8,228	(32,203)	—
Other Assets	39	97	740	(705)	171

Total Assets	$12,571	$16,734	$10,540	$(32,910)	$6,935

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$—	$417	$203	$—	$620
Accrued Expenses and Other	64	348	190	—	602
Income Taxes	—	—	15	—	15

Total Current Liabilities	64	765	408	—	1,237
Deferred Income Taxes	(3)	19	220	—	236
Long-term Debt	2,880	609	80	(689)	2,880
Other Long-term Liabilities	38	546	147	(14)	717
Total Equity	9,592	14,795	9,685	(32,207)	1,865

Total Liabilities and Equity	$12,571	$16,734	$10,540	$(32,910)	$6,935

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	January 31, 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$938	$235	$—	$1,173
Accounts Receivable, Net	—	190	46	—	236
Inventories	—	1,026	163	(7)	1,182
Other	—	189	88	(1)	276

Total Current Assets	—	2,343	532	(8)	2,867
Property and Equipment, Net	—	1,183	746	—	1,929
Goodwill	—	1,318	108	—	1,426
Trade Names and Other Intangible Assets, Net	—	421	159	—	580
Net Investments in and Advances to/from Consolidated Affiliates	12,659	11,720	9,100	(33,479)	—
Other Assets	18	98	759	(705)	170

Total Assets	$12,677	$17,083	$11,404	$(34,192)	$6,972

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$—	$321	$173	$—	$494
Accrued Expenses and Other	42	378	249	—	669
Income Taxes	—	35	57	—	92

Total Current Liabilities	42	734	479	—	1,255
Deferred Income Taxes	(2)	34	181	—	213
Long-term Debt	2,895	609	83	(690)	2,897
Other Long-term Liabilities	46	570	131	(15)	732
Total Equity	9,696	15,136	10,530	(33,487)	1,875

Total Liabilities and Equity	$12,677	$17,083	$11,404	$(34,192)	$6,972

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(Unaudited)

	November 1, 2008
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$286	$91	$—	$377
Accounts Receivable, Net	—	308	44	—	352
Inventories	—	1,479	179	(10)	1,648
Other	—	233	130	(1)	362

Total Current Assets	—	2,306	444	(11)	2,739
Property and Equipment, Net	—	1,206	751	—	1,957
Goodwill	—	1,317	301	—	1,618
Trade Names and Other Intangible Assets, Net	—	427	183	—	610
Net Investments in and Advances to/from Consolidated Affiliates	12,615	11,200	7,757	(31,572)	—
Other Assets	19	66	815	(743)	157

Total Assets	$12,634	$16,522	$10,251	$(32,326)	$7,081

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$4	$417	$274	$—	$695
Accrued Expenses and Other	64	342	210	—	616
Income Taxes	—	28	11	—	39

Total Current Liabilities	68	787	495	—	1,350
Deferred Income Taxes	(3)	29	152	—	178
Long-term Debt	2,895	609	119	(726)	2,897
Other Long-term Liabilities	15	567	134	(14)	702
Total Equity	9,659	14,530	9,351	(31,586)	1,954

Total Liabilities and Equity	$12,634	$16,522	$10,251	$(32,326)	$7,081

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

(Unaudited)

	Third Quarter 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$1,701	$574	$(498)	$1,777
Costs of Goods Sold, Buying and Occupancy	—	(1,211)	(478)	475	(1,214)

Gross Profit	—	490	96	(23)	563
General, Administrative and Store Operating Expenses	(1)	(453)	(70)	20	(504)

Operating Income (Loss)	(1)	37	26	(3)	59
Interest Expense	(55)	—	(3)	2	(56)
Interest Income	—	2	—	(2)	—
Other Income (Expense)	1	—	7	1	9

Income (Loss) Before Income Taxes	(55)	39	30	(2)	12
Provision (Benefit) for Income Taxes	—	1	(4)	—	(3)
Equity in Earnings, Net of Tax	70	7	45	(122)	—

Net Income (Loss)	$15	$45	$79	$(124)	$15

	Third Quarter 2008
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$1,767	$664	$(588)	$1,843
Costs of Goods Sold, Buying and Occupancy	—	(1,253)	(582)	572	(1,263)

Gross Profit	—	514	82	(16)	580
General, Administrative and Store Operating Expenses	(1)	(491)	(64)	17	(539)

Operating Income (Loss)	(1)	23	18	1	41
Interest Expense	(44)	—	(3)	3	(44)
Interest Income	—	7	1	(3)	5
Other Income (Expense)	—	(1)	3	(1)	1

Income (Loss) Before Income Taxes	(45)	29	19	—	3
Provision (Benefit) for Income Taxes	—	(5)	4	—	(1)
Equity in Earnings, Net of Tax	49	(92)	13	30	—

Net Income (Loss)	$4	$(58)	$28	$30	$4

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

(Unaudited)

	Year-to-Date 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$5,313	$1,622	$(1,366)	$5,569
Costs of Goods Sold, Buying and Occupancy	—	(3,737)	(1,349)	1,296	(3,790)

Gross Profit	—	1,576	273	(70)	1,779
General, Administrative and Store Operating Expenses	(6)	(1,392)	(179)	71	(1,506)
Net Gain (Loss) on Joint Ventures	9	—	—	—	9

Operating Income (Loss)	3	184	94	1	282
Interest Expense	(173)	—	(10)	7	(176)
Interest Income	—	9	—	(7)	2
Other Income (Expense)	1	—	4	1	6

Income (Loss) Before Income Taxes	(169)	193	88	2	114
Provision (Benefit) for Income Taxes	—	(9)	31	—	22
Equity in Earnings, Net of Tax	261	198	210	(669)	—

Net Income (Loss)	$92	$400	$267	$(667)	$92

	Year-to-Date 2008
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$5,750	$1,761	$(1,459)	$6,052
Costs of Goods Sold, Buying and Occupancy	—	(3,960)	(1,512)	1,402	(4,070)

Gross Profit	—	1,790	249	(57)	1,982
General, Administrative and Store Operating Expenses	(2)	(1,491)	(221)	59	(1,655)
Net Gain on Joint Ventures	(9)	(1)	119	—	109

Operating Income	(11)	298	147	2	436
Interest Expense (Loss)	(133)	—	(12)	9	(136)
Interest Income	—	22	3	(9)	16
Other Income (Expense)	—	(1)	25	(1)	23

Income (Loss) Before Income Taxes	(144)	319	163	1	339
Provision (Benefit) for Income Taxes	—	42	97	—	139
Equity in Earnings, Net of Tax	348	(31)	45	(362)	—

Net Income (Loss)	204	246	111	(361)	200

Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(4)	—	(4)

Net Income (Loss) Attributable to Limited Brands, Inc.	$204	$246	$115	$(361)	$204

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(146)	$68	$208	$—	$130

Investing Activities:
Capital Expenditures	—	(105)	(55)	—	(160)
Net Proceeds from Divestiture of Joint Venture	—	—	9	—	9
Other Investing Activities	(3)	—	1	—	(2)

Net Cash Provided by (Used for) Investing Activities	(3)	(105)	(45)	—	(153)

Financing Activities:
Net Proceeds from Debt Issuance	473	—	—	—	473
Prepayment of Term Loan	(392)	—	—	—	(392)
Repurchase of Debt	(106)	—	—	—	(106)
Payments of Long-term Debt	—	—	—	—	—
Dividends Paid	(145)	—	—	—	(145)
Financing Costs Related to the Amendment of 5-Year Facility and Term Loan	(19)	—	—	—	(19)
Net Financing Activities and Advances to/from Consolidated Affiliates	335	(247)	(88)	—	—
Proceeds from Exercise of Stock Options and Other	3	—	—	—	3

Net Cash Provided by (Used for) Financing Activities	149	(247)	(88)	—	(186)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4	—	4
Net Increase (Decrease) in Cash and Cash Equivalents	—	(284)	79	—	(205)
Cash and Cash Equivalents, Beginning of Period	—	938	235	—	1,173

Cash and Cash Equivalents, End of Period	$—	$654	$314	$—	$968

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date 2008
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(109)	$91	$21	$—	$3

Investing Activities:
Capital Expenditures	—	(318)	(88)	—	(406)
Net Proceeds from the Divestiture of Joint Venture	—	—	144	—	144
Return of Capital from Express	—	—	95	—	95
Net Investments in Consolidated Affiliates	—	(1)	(35)	36	—
Other Investing Activities	—	(5)	(5)	—	(10)

Net Cash Provided by (Used for) Investing Activities	—	(324)	111	36	(177)

Financing Activities:
Payments of Long-term Debt	—	—	(15)	—	(15)
Dividends Paid	(153)	—	—	—	(153)
Repurchase of Common Stock	(333)	—	—	—	(333)
Excess Tax Benefits from Share-based Compensation	—	1	1	—	2
Net Financing Activities and Advances to/from Consolidated Affiliates	564	(384)	(144)	(36)	—
Proceeds from Exercise of Stock Options and Other	31	—	1	—	32

Net Cash Provided by (Used for) Financing Activities	109	(383)	(157)	(36)	(467)

Net Increase (Decrease) in Cash and Cash Equivalents	—	(616)	(25)	—	(641)
Cash and Cash Equivalents, Beginning of Period	—	902	116	—	1,018

Cash and Cash Equivalents, End of Period	$—	$286	$91	$—	$377

20. Subsequent Event

In the fourth quarter of 2009, the Company executed a re-organization of certain of its foreign subsidiaries which resulted in the recognition of a non-cash income tax benefit of approximately $20 million associated with the reversal of deferred tax liabilities associated with undistributed earnings of a foreign subsidiary.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of October 31, 2009 and November 1, 2008, and the related consolidated statements of income for the thirteen and thirty-nine week periods ended October 31, 2009 and November 1, 2008, and the consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2009 and November 1, 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of January 31, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated March 27, 2009, except for the effects of the adoption of the FASB guidance included in ASC Subtopic 810, Consolidation, and the related disclosures in Notes 1, 2, and 10 as to which the date is June 12, 2009 and Note 24 as to which the date is November 10, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio

December 4, 2009

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

Executive Overview

The U.S. and Canadian retail environment remained challenging in the third quarter of 2009 and our financial performance in the third quarter of 2009 continued to be negatively impacted by the global economic downturn. Our net sales decreased 4% to $1.777 billion, which was driven by a comparable store sales decrease of 2%. However, our operating income increased $18 million to $59 million, which was driven by a significant increase in operating income at Bath & Body Works partially offset by a decrease in operating income at Victoria’s Secret. Our third quarter 2009 diluted earnings per share increased to $0.05 from $0.01 in the third quarter of 2008. Our earnings per share included $9 million ($0.03 per share) of income tax benefit primarily due to the resolution of certain tax matters. For additional information related to our 2009 financial performance, see “Results of Operations.”

We continue to take a defensive stance in terms of the management of our business and have focused on the execution of retail fundamentals. We are focused on managing inventory levels, operating expenses, capital expenditures and cash and liquidity. At the same time, we are aggressively focusing on bringing compelling merchandise assortments, marketing and store experiences to our customers.

Store Data

The following table compares third quarter of 2009 store data to the comparable periods for third quarter of 2008 and year-to-date 2009 store data to the comparable periods for year-to-date 2008:

	Third Quarter			Year-to-Date
Sales Per Average Selling Square Foot	2009	2008	% Change	2009	2008	% Change
Victoria’s Secret Stores (a)	$121	$124	(2)%	$381	$417	(9)%
La Senza (b) (c)	86	92	(7)%	243	314	(23)%
Bath & Body Works (a)	108	104	4%	338	344	(2)%

Sales Per Average Store (in thousands)
Victoria’s Secret Stores (a)	$698	$703	(1)%	$2,197	$2,330	(6)%
La Senza (b) (c)	267	274	(3)%	749	925	(19)%
Bath & Body Works (a)	256	248	3%	802	816	(2)%

Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	5,802	5,692	2%
La Senza (c)	3,137	2,996	5%
Bath & Body Works (a)	2,375	2,375	—%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,069	5,943	2%
La Senza (c)	954	953	—%
Bath & Body Works (a)	3,881	3,919	(1)%

(a)	Metric relates to company-owned stores in the United States.
(b)	Excluding the impact of currency fluctuations, sales per average selling square foot decreased 8% and 14% for the third quarter and year-to-date 2009, respectively, and sales per average store decreased 4% and 10% for the third quarter and year-to-date 2009, respectively.
(c)	Metric excludes independently owned La Senza stores operated by licensees.

The following table compares third quarter of 2009 store data to the comparable periods for third quarter of 2008 and year-to-date 2009 store data to the comparable periods for year-to-date 2008:

	Third Quarter		Year-to-Date
	2009	2008	2009	2008
Number of Stores (a)
Victoria’s Secret
Beginning of Period	1,046	1,036	1,043	1,020
Opened	2	13	12	38
Closed	(2)	(5)	(9)	(14)

End of Period	1,046	1,044	1,046	1,044

La Senza (b) (c)
Beginning of Period	306	319	322	312
Opened	2	1	4	11
Closed	(4)	(2)	(22)	(5)

End of Period	304	318	304	318

Bath & Body Works
Beginning of Period	1,637	1,635	1,638	1,592
Opened	2	18	9	77
Closed	(3)	(3)	(11)	(19)

End of Period	1,636	1,650	1,636	1,650

(a)	Excludes Henri Bendel store locations (9 in 2009 and 4 in 2008), Bath & Body Works Canada store locations (27 in 2009 and 5 in 2008) and Victoria’s Secret Pink Canada store locations (3 in 2009 and 0 in 2008).
(b)	Includes 42 La Senza Girl store locations at the end of the third quarter of 2009. We have announced our plan to close or convert all free-standing La Senza Girl stores by the end of our fiscal year.
(c)	Number of stores excludes independently owned La Senza stores operated by licensees.

Results of Operations

Third Quarter of 2009 Compared to Third Quarter of 2008

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2009 in comparison to 2008:

			Operating Income Rate
	2009	2008	2009	2008
Third Quarter	(in millions)
Victoria’s Secret	$54	$75	5.0%	6.7%
Bath & Body Works	16	(29)	3.5%	(6.8)%
Other (a)	(11)	(5)	(4.1)%	(1.5)%

Total Operating Income	$59	$41	3.3%	2.2%

(a)	Includes Corporate, Mast, Henri Bendel, Bath & Body Works Canada and Victoria’s Secret Pink Canada.

For the third quarter of 2009, operating income increased $18 million to $59 million and the operating income rate increased to 3.3% from 2.2%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the third quarter of 2009 in comparison to the third quarter of 2008:

	2009	2008	% Change
Third Quarter	(in millions)
Victoria’s Secret Stores	$730	$731	—%
La Senza	99	111	(11)%
Victoria’s Secret Direct	249	270	(8)%

Total Victoria’s Secret	1,078	1,112	(3)%
Bath & Body Works	439	424	4%
Other (a)	260	307	(15)%

Total Net Sales	$1,777	$1,843	(4)%

(a)	Includes Mast, Henri Bendel, Bath & Body Works Canada and Victoria’s Secret Pink Canada.

The following table provides a reconciliation of net sales for the third quarter of 2009 to the third quarter of 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
Third Quarter	(in millions)
2008 Net Sales	$1,112	$424	$307	$1,843
Comparable Store Sales	(32)	7	(1)	(26)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	17	5	10	32
Foreign Currency Translation	2	—	—	2
Direct Channels	(21)	3	—	(18)
Mast Third-party Sales and Other	—	—	(56)	(56)

2009 Net Sales	$1,078	$439	$260	$1,777

The following table compares third quarter of 2009 comparable store sales to third quarter of 2008:

Third Quarter	2009	2008
Victoria’s Secret Stores	(4)%	(8)%
La Senza	(6)%	(5)%

Total Victoria’s Secret	(4)%	(8)%
Bath & Body Works	2%	(7)%

Total Comparable Store Sales (a)	(2)%	(7)%

(a)	Includes Bath & Body Works Canada and Henri Bendel.

For the third quarter of 2009, our net sales decreased $66 million to $1.777 billion and comparable store sales decreased 2%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For the third quarter of 2009, net sales decreased $34 million to $1.078 billion and comparable store sales decreased 4%. The decrease in net sales was primarily driven by a merchandise assortment that did not overcome the challenging economic environment:

•	At Victoria’s Secret Direct, net sales decreased 8% with declines in apparel partially offset by growth in many intimate apparel categories;

•	At La Senza, net sales decreased due to declines in the international business and declines in the Canadian retail business slightly offset by favorable currency translation adjustments;

•

At Victoria’s Secret Stores, net sales remained relatively flat. The declines in many intimate apparel categories were mostly offset by growth related to new and expanded stores as well as increases in Pink, beauty and swimwear.

The decrease in comparable store sales was driven by lower average dollar sales partially offset by an increase in total transactions.

Bath & Body Works

For the third quarter of 2009, net sales increased $15 million to $439 million and comparable store sales increased 2%. The increase in net sales was primarily driven by an increase in store transactions, growth in the direct channel business and growth from new and expanded stores. From a merchandise category perspective, the increase in net sales was primarily driven by the Signature Collection and home fragrance categories partially offset by decreases in our performance brands and discontinued product lines. The increase in comparable store sales was driven by an increase in total transactions partially offset by lower average dollar sales.

Other

For the third quarter of 2009, net sales decreased $47 million to $260 million related to a decline in third-party sales at Mast partially offset by net sales primarily related to the introduction of our brands into Canada.

Gross Profit

For the third quarter of 2009, our gross profit decreased $17 million to $563 million and our gross profit rate (expressed as a percentage of net sales) increased to 31.7% from 31.5% in the third quarter of 2008. The increase in the gross profit rate is primarily driven by an increase within the Other segment. Results by segment are as follows:

Victoria’s Secret

For the third quarter of 2009, the decrease in gross profit was primarily driven by:

•	At Victoria’s Secret Stores, gross profit decreased driven by lower merchandise margin as a result of increased promotional activity to drive sales;

•	At Victoria’s Secret Direct, gross profit decreased driven by lower merchandise margin as a result of the decline in net sales and increased promotional activity to drive sales;

•	At La Senza, gross profit remained relatively flat as the impact of the decline in net sales was largely offset by an increase in merchandise margin primarily driven by currency fluctuations.

The decrease in the gross profit rate was driven primarily by a decrease in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate increased due to deleverage associated with the decline in net sales.

Bath & Body Works

For the third quarter of 2009, the increase in gross profit was partially driven by higher merchandise margin and a decrease in buying and occupancy expenses associated with a reduction in store real estate activity. The higher merchandise margin was primarily driven by an increase in net sales, our merchandise cost reduction efforts and improved inventory management partially offset by promotional activity used to drive an increase in traffic.

The increase in the gross profit rate was driven by an increase in the merchandise margin rate due the factors cited above and a decrease in the buying and occupancy rate due to leverage associated with the increase in net sales.

Other

For the third quarter of 2009, the decrease in gross profit was primarily driven by a decline in Mast third-party sales. The gross profit rate increased primarily as a result of a decline in lower margin Mast third-party sales.

General, Administrative and Store Operating Expenses

For the third quarter of 2009, our general, administrative and store operating expenses decreased $35 million to $504 million primarily driven by expense reductions across all of our segments in home office and marketing in conjunction with our enterprise cost initiatives. In addition, store selling expenses decreased due to the reduction in sales.

The general, administrative and store operating expense rate decreased to 28.4% from 29.3% primarily driven by the factors cited above.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2009 and 2008:

Third Quarter	2009	2008
Average daily borrowings (in millions)	$2,938	$2,907
Average borrowing rate (in percentages)	6.84%	5.89%

For the third quarter of 2009, our interest expense increased $12 million to $56 million due to increases in the average borrowing rate and our average daily borrowings. These increases were primarily the result of the issuance of 8.50% fixed rate notes in the second quarter of 2009. Additionally, the interest rate on the Term Loan increased as compared to 2008.

Interest Income

For the third quarter of 2009, our interest income decreased $5 million to less than $1 million. The decrease was driven by lower yields given the lower interest rate environment and our more conservative investment portfolio comprised primarily of U.S. government-backed securities, partially offset by an increase in average invested cash balances.

Other Income (Expense)

For the third quarter of 2009, our other income (expense) increased $8 million to $9 million primarily driven by higher income from our investment in Express, which we account for under the equity method of accounting.

Provision for Income Taxes

For the third quarter of 2009, our effective tax rate was (30.7%) as compared to (30.8%) in the third quarter of 2008. In both third quarter 2009 and third quarter 2008, the effective tax rate benefited from changes in income tax reserves associated with the resolution of certain tax matters and other items.

Results of Operations

Year-to-Date 2009 Compared to Year-to-Date 2008

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2009 in comparison to year-to-date 2008:

			Operating Income Rate
	2009	2008	2009	2008
Year-to-Date	(in millions)
Victoria’s Secret	$267	$407	7.6%	10.6%
Bath & Body Works	64	6	4.6%	0.4%
Other (a)(b)	(49)	23	(7.2)%	2.8%

Total Operating Income	$282	$436	5.1%	7.2%

(a)	Includes Corporate, Mast, Henri Bendel, Bath & Body Works Canada and Victoria’s Secret Pink Canada.
(b)	Includes $9 million and $109 million net gain on joint ventures in 2009 and 2008, respectively. For additional information, see Note 8, “Divestitures”, and Note 13, “Equity Investments and Other.”

For year-to-date 2009, operating income decreased $154 million to $282 million and the operating income rate decreased to 5.1% from 7.2%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for year-to-date 2009 in comparison to year-to-date 2008:

	2009	2008	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores	$2,295	$2,405	(5)%
La Senza	289	358	(19)%
Victoria’s Secret Direct	925	1,074	(14)%

Total Victoria’s Secret	3,509	3,837	(9)%
Bath & Body Works	1,375	1,376	—%
Other (a)	685	839	(18)%

Total Net Sales	$5,569	$6,052	(8)%

(a)	Includes Mast, Henri Bendel, Bath & Body Works Canada and Victoria’s Secret Pink Canada.

The following table provides a reconciliation of net sales for year-to-date 2009 to year-to-date 2008:

	Victoria’s Secret	Bath & Body Works	Other	Total
Year-to-Date	(in millions)
2008 Net Sales	$3,837	$1,376	$839	$6,052
Comparable Store Sales	(214)	(30)	(4)	(248)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	64	21	25	110
Foreign Currency Translation	(30)	—	—	(30)
Direct Channels	(148)	8	—	(140)
Mast Third-party Sales and Other	—	—	(175)	(175)

2009 Net Sales	$3,509	$1,375	$685	$5,569

The following table compares year-to-date 2009 comparable store sales to year-to-date 2008:

Year-to-Date	2009	2008
Victoria’s Secret Stores	(9)%	(8)%
La Senza	(10)%	0%

Total Victoria’s Secret	(9)%	(7)%
Bath & Body Works	(2)%	(8)%

Total Comparable Store Sales (a)	(7)%	(7)%

(a)	Includes Bath & Body Works Canada and Henri Bendel.

For year-to-date 2009, our net sales decreased $483 million to $5.569 billion and comparable store sales decreased 7%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For year-to-date 2009, net sales decreased $328 million to $3.509 billion and comparable store sales decreased 9%. The decrease in net sales was primarily driven by a merchandise assortment that did not overcome the challenging economic environment:

•	At Victoria’s Secret Direct, net sales decreased 14% with decreases across most merchandise categories, most notably apparel;

•	At Victoria’s Secret Stores, net sales decreased across most merchandise categories partially offset by growth related to new and expanded stores as well as increases in swimwear;

•	At La Senza, net sales decreased due to declines across most merchandise categories and unfavorable currency translation adjustments.

The decrease in comparable store sales was driven by lower average dollar sales partially offset by an increase in total transactions.

Bath & Body Works

For year-to-date 2009, net sales remained relatively flat at $1.375 billion in comparison to year-to-date 2008 and comparable store sales decreased 2%. From a merchandise category perspective, net sales were driven by the Signature Collection and home fragrance categories offset by discontinued product lines and our performance brands. The decrease in comparable store sales was primarily driven by a decrease in transactions.

Other

For year-to-date 2009, net sales decreased $154 million to $685 million related to a decline in third-party sales at Mast.

Gross Profit

For year-to-date 2009, our gross profit decreased $203 million to $1.779 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 31.9% from 32.7% in year-to-date 2008. The decrease in the gross profit rate is primarily driven by a decline at Victoria’s Secret partially offset by an increase within the Other segment and an increase at Bath & Body Works. Results by segment are as follows:

Victoria’s Secret

For year-to-date 2009, the decrease in gross profit was primarily driven by:

•

At Victoria’s Secret Stores, gross profit decreased driven by lower merchandise margin as a result of the decline in net sales and increased promotional activity to drive sales. In addition, buying and occupancy expenses increased slightly as a result of investment in our new and remodeled stores;

•

At Victoria’s Secret Direct, gross profit decreased driven by lower merchandise margin as a result of the decline in net sales and increased promotional activity to drive sales. The decrease in merchandise margin was partially offset by a decrease in buying and occupancy expenses primarily as a result of improved efficiencies related to the new distribution center and lower catalogue costs;

•	At La Senza, gross profit decreased driven by a decrease in merchandise margin primarily due to the decline in net sales partially offset by a decrease in buying and occupancy expenses.

The decrease in the gross profit rate was driven primarily by a decrease in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate increased due to deleverage associated with the decline in net sales.

Bath & Body Works

For year-to-date 2009, the increase in gross profit was primarily driven by an increase in merchandise margin due to an increase in sales of our higher margin products and a reduction in buying and occupancy expenses related to a decline in real estate related activity. The gross profit rate increased due to the factors cited above and a decrease in the buying and occupancy rate.

Other

For year-to-date 2009, gross profit was relatively flat and the gross profit rate increased as a result of a decline in lower margin Mast third-party sales.

General, Administrative and Store Operating Expenses

For year-to-date 2009, our general, administrative and store operating expenses decreased $149 million to $1.506 billion primarily driven by:

•	expense reductions across all of our segments in categories such as home office and marketing in conjunction with our enterprise cost initiatives;

•	lower store selling expenses due to a reduction in sales; and

•	the elimination of costs related to the personal care business that was divested in the first quarter of 2008.

Partially offset by:

•	an increase in general, administrative and store operating expenses primarily related with the introduction of our brands into Canada.

The general, administrative and store operating expense rate decreased to 27.0% from 27.3% primarily driven by the factors cited above.

Net Gain on Joint Ventures

In April 2008, we and our investment partner completed the divestiture of a personal care joint venture to a third-party. We recognized a pre-tax gain of $128 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income.

In addition, we recorded a pre-tax impairment charge of $19 million related to another joint venture. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is also included in Net Gain on Joint Ventures on the year-to-date 2008 Consolidated Statement of Income. In July 2009, we recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Ventures on the year-to-date 2009 Consolidated Statement of Income.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for year-to-date 2009 and 2008:

Year-to-Date	2009	2008
Average daily borrowings (in millions)	$2,983	$2,912
Average borrowing rate (in percentages)	6.65%	5.90%

For year-to-date 2009, our interest expense increased $40 million to $176 million. The increase was partially driven by $10 million in fees, which were expensed associated with the amendment of our 5-Year Facility and Term Loan. In addition, the increase in the average daily borrowings and average borrowing rates also contributed to the increase in interest expense.

Interest Income

For year-to-date 2009, our interest income decreased $14 million to $2 million. The decrease was driven by lower yields given the lower interest rate environment and our more conservative investment portfolio comprised primarily of U.S. government-backed securities as well as a decrease in the average invested cash balances.

Other Income (Expense)

For year-to-date 2009, our other income (expense) decreased $17 million to $6 million primarily due to the $71 million cash distribution from Express in 2008, which resulted in a pre-tax gain of $13 million.

Provision for Income Taxes

For year-to-date 2009, our effective tax rate decreased to 19.3% from 40.6% in 2008. The decline in the effective tax rate was primarily due to the resolution of certain tax matters and the tax impact of the divestiture of a non-core joint venture offset partially by an increase in state net operating loss valuation allowances in 2009.

FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by working capital changes and our net income. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, timing of new product introductions and profit margins. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the fall months as inventory builds in anticipation of the holiday period.

Issuance of 2019 Notes

In June 2009, we issued $500 million of 8.50% notes due in June 2019 through an institutional private placement offering. The $500 million of notes are guaranteed by certain of our subsidiaries. The net proceeds from the issuance were $473 million, which included an issuance discount of $16 million and transaction costs of $11 million.

Through October 31, 2009, we have used all of the proceeds from this offering to repurchase $108 million of our 2012 notes and to prepay $392 million of the Term Loan.

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

We incurred fees related to the amendment of the 5-Year Facility and the Term Loan of $19 million. The fees associated with the 5-Year Facility amendment of $11 million were capitalized and will be amortized over the remaining term of the 5-Year Facility. The fees associated with the Term Loan amendment of $8 million were expensed in addition to unamortized fees related to the original agreement of $2 million. These charges are included within Interest Expense on the year-to-date 2009 Consolidated Statement of Income.

The 5-Year Facility and Term Loan have several interest rate options, which are based in part on our long-term credit ratings. For the third quarter of 2009, the effective interest rate of the Term Loan, including the impact of the participating interest rate swap arrangements, was 6.99%. Fees payable under the 5-Year Facility are based on our long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 4.00% on any outstanding borrowings or letters of credit. As of October 31, 2009, there were no borrowings outstanding under the facility.

Letters of Credit and Commercial Paper Programs

The 5-Year Facility supports our commercial paper and letter of credit programs. We have $86 million of outstanding letters of credit as of October 31, 2009 that reduce our remaining availability under our amended credit agreements. No commercial paper was outstanding as of October 31, 2009, January 31, 2009 or November 1, 2008.

Working Capital and Capitalization

The U.S. retail sector and our business have been facing a very difficult environment during 2009. However, we believe that available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of October 31, 2009, January 31, 2009 and November 1, 2008:

	October 31, 2009	January 31, 2009	November 1, 2008
	(in millions)
Cash Provided by Operating Activities (a)	$130	$954	$3
Capital Expenditures (a)	160	479	406
Working Capital	1,677	1,612	1,389

Capitalization:
Long-term Debt	2,880	2,897	2,897
Shareholders’ Equity	1,864	1,874	1,953

Total Capitalization	4,774	4,771	4,850
Additional Amounts Available Under Credit Agreements (b) (c)	914	1,300	1,300

(a)	The January 31, 2009 amounts represent a twelve-month period and the October 31, 2009 and November 1, 2008 amounts represent nine-month periods.
(b)	On February 19, 2009, we cancelled the 364-Day Facility, thereby reducing the amount available under credit agreements to $1 billion as of that date.
(c)	As part of the February 19, 2009 amendment to the 5-Year Facility, letters of credit issued subsequent to the amendment reduce our remaining availability under the 5-Year Facility. As of October 31, 2009, we have outstanding $86 million of letters of credit that reduce our remaining availability under the 5-Year Facility.

Credit Ratings

The following table provides our credit ratings as of October 31, 2009:

	Moody’s	S&P	Fitch
Senior Secured Debt	Ba2	BB	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba2	BB	BB
Senior Unsecured Debt (a)	Ba3	BB	BB
Outlook (a)	Stable	Negative	Negative

(a)	In November 2009, Standard and Poor’s (“S&P”) downgraded our Senior Unsecured Debt from a rating of BB to a rating of BB-. In addition, S&P changed their rating outlook from negative to stable.

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

Common Stock Share Repurchases

In October 2008, our Board of Directors authorized the repurchase of up to $250 million of our common stock. In 2008, we repurchased 19.0 million shares of common stock for $219 million related to this program. Through December 4, 2009, we have not repurchased any additional shares of common stock under this program.

Dividends

We currently pay a common stock dividend of $0.15 per share in cash each quarter. Our Board of Directors will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other business conditions existing at the time. Dividends paid amounted to $145 million and $153 million for year-to-date 2009 and 2008, respectively.

Cash Flow

The following table provides a summary of our cash flow activity for year-to-date 2009 and 2008:

	Year-to-Date
	2009	2008
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,173	$1,018
Net Cash Flows Provided by Operating Activities	130	3
Net Cash Flows Used for Investing Activities	(153)	(177)
Net Cash Flows Used for Financing Activities	(186)	(467)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4	—

Net Decrease in Cash and Cash Equivalents	(205)	(641)

Cash and Cash Equivalents, End of Period	$968	$377

Operating Activities

Net cash provided by operating activities in 2009 was $130 million, including net income of $92 million. Net income included $288 million of depreciation and amortization. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal increases in inventories (and related increases in accounts payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year.

Net cash provided by operating activities in 2008 was $3 million, including net income of $200 million. Net income included $275 million of depreciation and amortization and the $109 million net gain on the divestiture of joint ventures. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal increases in inventories (and related increases in accounts payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year.

Investing Activities

Net cash used for investing activities in 2009 was $153 million consisting of $160 million of capital expenditures partially offset by a $9 million distribution of escrow funds related to a divestiture of a joint venture in 2008. The capital expenditures included $128 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

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

Financing Activities

Net cash used for financing activities in 2009 was $186 million consisting primarily from the prepayment of $392 million of our Term Loan, quarterly dividend payments of $0.15 per share, or $145 million, cash payments of $106 million to repurchase 2012 notes and $19 million of costs related to the amendment of our 5-Year Facility and Term Loan in February 2009 partially offset by the net proceeds of $473 million from the issuance of $500 million of notes.

Net cash used for financing activities in 2008 was $467 million consisting primarily of cash payments of $333 million related to the repurchase of shares of common stock under our November 2007 and October 2008 share repurchase programs and quarterly dividend payments of $0.15 per share, or $153 million.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $146 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses, and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

In April 2008, we received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of our liability for guaranteed future lease payments of Express. We can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the September 30, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $10 million as of October 31, 2009, $19 million as of January 31, 2009 and $21 million as of November 1, 2008.

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $87 million as of October 31, 2009, $94 million as of January 31, 2009 and $101 million as of November 1, 2008. The estimated fair value of these guarantee obligations was $15 million as of October 31, 2009 and January 31, 2009 and $6 million as of November 1, 2008 and is included in Other Long-term Liabilities on our Consolidated Balance Sheets.

Our guarantees related to Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of October 31, 2009, January 31, 2009 and November 1, 2008.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs. There have been no other material changes in our contractual obligations since January 31, 2009, other than issuances, repurchases and prepayments of debt as discussed in the Liquidity and Capital Resources section. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations that fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Subtopic 105, Generally Accepted Accounting Principles, which reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the Codification. In the third quarter of 2009, we changed our historical U.S. GAAP references to comply with the Codification. The adoption of this guidance did not impact our results of operations, financial condition or liquidity since the Codification is not intended to change or alter existing U.S. GAAP.

Subsequent Events

In May 2009, the FASB issued authoritative guidance included in ASC Subtopic 855, Subsequent Events, which incorporates guidance on subsequent events into authoritative accounting literature and clarifies the time following the balance sheet date that must be considered for subsequent events disclosures in the financial statements. In the second quarter of 2009, we adopted this guidance which requires disclosure of the date through which subsequent events have been reviewed. This guidance did not change our procedures for reviewing subsequent events.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued authoritative guidance included in ASC Subtopic 815, Derivatives and Hedging, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. This guidance amends and expands previously released authoritative guidance and became effective prospectively beginning in 2009. In the first quarter of 2009, we adopted this guidance. For additional information, see Note 5, “Derivative Instruments.”

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued authoritative guidance included in ASC Subtopic 810, Consolidation, which modifies reporting for noncontrolling interest (minority interest) in consolidated financial statements. This guidance requires noncontrolling interest to be reported in equity and establishes a new framework for recognizing net income or loss and comprehensive income or loss by the controlling interest. This guidance further requires specific disclosures regarding changes in equity interest of both the controlling and noncontrolling parties and presentation of the noncontrolling equity balance and income or loss for all periods presented. This guidance became effective for interim and annual periods in fiscal years beginning after December 15, 2008. The statement is applied prospectively upon adoption, however the presentation and disclosure requirements are applied retrospectively. In the first quarter of 2009, we adopted this guidance recharacterizing minority interest as a noncontrolling interest and classifying it as a component of equity in our consolidated financial statements. On June 15, 2009, we filed a Current Report on Form 8-K to reflect the retrospective application to our Annual Report on Form 10-K for the year ended January 31, 2009. For additional information, see Note 4, “Noncontrolling Interest.”

Fair Value Measurements

In September 2006, the FASB issued authoritative guidance included in ASC Subtopic 820, Fair Value Measurements and Disclosures, which provides guidance for fair value measurement of assets and liabilities and instruments measured at fair value that are classified in shareholders’ equity. This guidance defines fair value, establishes a fair value measurement framework and expands fair value disclosures. It emphasizes that fair value is market-based with the highest measurement hierarchy level being market prices in active markets. This guidance requires fair value measurements be disclosed by hierarchy level, an entity to include its own credit standing in the measurement of its liabilities and modifies the transaction price presumption.

In February 2008, the FASB delayed the effective date for this guidance to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

Accordingly, as of February 3, 2008, we adopted the authoritative guidance for financial assets and liabilities only on a prospective basis. As of February 1, 2009, we adopted the remaining provisions. The adoption of this guidance did not have a significant impact on our results of operations, financial condition or liquidity. For additional information, see Note 6, “Fair Value Measurements.”

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

We are exposed to interest rate risk in relation to our investments and our debt. Our investment portfolio primarily consists of interest-bearing instruments that are classified within cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.

The majority of our long-term debt as of October 31, 2009 has fixed interest rates. Thus, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. Our Term Loan due August 2012 contains a variable interest rate that fluctuates based on changes in an underlying benchmark interest rate and changes in our credit rating. In January 2008, we executed participating interest rate swap arrangements that limit our exposure to increases in the benchmark interest rate while allowing us to partially participate in any decreases in the benchmark interest rate. In conjunction with the Term Loan prepayments, we de-designated portions of the participating interest rate swap arrangements totaling $392 million.

We use derivative financial instruments like the cross-currency swaps and the participating interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.

Fair Value of Financial Instruments

As of October 31, 2009, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of long-term debt and swap arrangements as of October 31, 2009, January 31, 2009 and November 1, 2008:

	October 31, 2009	January 31, 2009	November 1, 2008
	(in millions)
Long-term Debt:
Carrying Value	$2,880	$2,897	$2,897
Fair Value, Estimated (a)	2,759	2,113	2,092
Aggregate Fair Value of Cross-currency Swap Arrangements (b)	22	(26)	(10)
Fair Value of Participating Interest Rate Swap Arrangements (b)	17	30	8

(a)	The estimated fair value of our publicly traded debt is based on quoted market prices. The estimated fair value of our Term Loan is equal to its carrying value. In February 2009, the terms of the Term Loan were amended. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
(b)	Swap arrangements are in an (asset) liability position.

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

On November 6, 2009, a class action (International Brotherhood of Electrical Workers Local 697 Pension Fund v. Limited Brands, Inc. et al.) was filed against the Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Limited Brands common stock between August 22, 2007 and February 28, 2008. The Company believes the complaint is without merit and that it has substantial factual and legal defenses to the claims at issue. The Company intends to vigorously defend against this action. The Company cannot reasonably estimate the possible loss or range of loss that may result from this lawsuit.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2009:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2009	12	$14.90	—	$31,244
September 2009	45	16.79	—	31,244
October 2009	14	17.76	—	31,244

Total	71	16.65	—	31,244

(a)	The total number of shares repurchased relates to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, (ii) the use of our stock to pay the exercise price on employee stock options, and (iii) our small lot shareholder repurchase program.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibits
15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.
31.1	Section 302 Certification of CEO.
31.2	Section 302 Certification of CFO.
32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/S/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *

Date: December 4, 2009

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.