Form 10-K
period 2010-01-30
LIMITED BRANDS INC
filed 2010-03-26
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,450,695,967.

Number of shares outstanding of the registrant’s Common Stock as of March 19, 2010: 323,296,784.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders to be held on May 27, 2010, are incorporated by reference into Part II and Part III.

PART I

ITEM 1. BUSINESS.

GENERAL.

We operate in the highly competitive specialty retail business. We are a retailer of women’s intimate and other apparel, beauty and personal care products and accessories under various trade names. We sell our merchandise primarily through our retail stores in the United States and Canada and through our websites and catalogues.

FISCAL YEAR.

Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2010”, “2009”, “2008”, “2007” and “2005” refer to the 52 week periods ending January 29, 2011, January 30, 2010, January 31, 2009, February 2, 2008 and January 28, 2006, respectively. “2006” refers to the 53 week period ended February 3, 2007.

DESCRIPTION OF OPERATIONS.

Our Company

We are committed to building a family of the world’s best fashion retail brands, offering captivating customer experiences that drive long-term loyalty and deliver sustained value for our stakeholders. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to an approximately $9 billion segment leader focused on lingerie, beauty and personal care product categories that make customers feel sexy, sophisticated and forever young.

We lead these product categories through our Victoria’s Secret and Bath & Body Works brands. We sell our products at more than 1,000 Victoria’s Secret stores and more than 1,600 Bath & Body Works stores nationwide, via the Victoria’s Secret Catalogue and online at www.VictoriasSecret.com and www.BathandBodyWorks.com. We also sell upscale accessory products through our Henri Bendel flagship and 10 accessory stores, as well as online at www.HenriBendel.com. Through our La Senza, Bath & Body Works and Pink brands, products are also available in retail venues in Canada. Additionally, La Senza has franchising relationships in 49 countries around the globe. Victoria’s Secret products are also made available on a wholesale basis to duty-free stores and other international retail locations.

Victoria’s Secret is the leading U.S. specialty retailer of lingerie with modern, fashion-inspired collections, prestige fragrances and cosmetics, celebrated supermodels and world-famous runway shows. Victoria’s Secret lingerie and beauty stores, the catalogue and www.VictoriasSecret.com allow customers to shop the brand anywhere, any time, from any place for glamorous and sexy products from lines such as Very Sexy®, Body by Victoria®, Angels by Victoria’s Secret®, VS Cotton™, BioFit® and Victoria’s Secret Pink® , and luxurious beauty products from lines such as Dream Angels™, Victoria’s Secret Pink®, Beauty Rush® and Very Sexy ®.

Bath & Body Works has reinvented the personal care industry with the introduction of fragrant flavorful indulgences, including shower gels, lotions, antibacterial soaps, candles and accessories. Combining the introduction of spa products that are easily used at home with the incorporation of simple rituals into daily life, Bath & Body Works is committed to helping consumers improve their emotional and physical well-being. With a focus on creating and offering the best products and an emphasis on innovation, Bath & Body Works is the ultimate personal care destination.

Real Estate

The following chart provides the retail businesses and the number of our company-owned retail stores in operation for each business as of January 30, 2010 and January 31, 2009.

	January 30, 2010	January 31, 2009
Victoria’s Secret Stores	1,040	1,043
Bath & Body Works	1,627	1,638
La Senza	258	322
Henri Bendel	11	5
Bath & Body Works Canada	31	6
Victoria’s Secret Pink Canada	4	—

Total	2,971	3,014

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	Acquired/ Divested Businesses		End of Year
2009	3,014	59	(102)	—		2,971
2008	2,926	145	(57)	—		3,014
2007	3,766	129	(100)	(869	)(a)	2,926
2006	3,590	52	(169)	293	(b)	3,766
2005	3,779	50	(239)	—		3,590

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(b)	Represents stores acquired in the La Senza acquisition on January 12, 2007.

Our Strengths

We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors, and will drive future growth:

Industry Leading Brands

We believe that our two flagship brands, Victoria’s Secret and Bath & Body Works, are almost universally recognized and others including Pink and La Senza, exhibit brand recognition which provides us with a competitive advantage. These brands are aspirational at accessible price points, and have a loyal customer base. These brands allow us to target markets across the economic spectrum, across demographics and across the world.

•

At Victoria’s Secret, we market products to the late-teen and college-age woman with Pink and then transition her into glamorous and sexy product lines, such as Angels, Very Sexy or Body by Victoria. While bras and panties are the core of what we do, these brands also give our customers choices in clothing, accessories, fragrances, lotions, cosmetics, swimwear and athletic attire.

•	Bath & Body Works caters to our customers’ entire well-being, providing shower gels and lotions, aromatherapy, antibacterial soaps, candles and personal care accessories.

•	In Canada, La Senza is a leader in the intimate apparel market.

In-Store Experience and Store Operations

We view the customer’s in-store experience as an important vehicle for communicating the image of each brand. We utilize visual presentation of merchandise, in-store marketing, music and our sales associates to reinforce the image represented by the brands.

Our in-store marketing is designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a shopping experience. Every brand displays merchandise uniformly to ensure a consistent store experience, regardless of location. Store managers receive detailed plans designating fixture and merchandise placement to ensure coordinated execution of the company-wide merchandising strategy.

Our sales associates and managers are a central element in creating the atmosphere of the stores by providing a high level of customer service.

Product Development, Sourcing and Logistics

We believe a large part of our success comes from frequent and innovative product launches, which include bra launches at Victoria’s Secret and the recent restage of the Signature Collection and antibacterial lines at Bath & Body Works. Our merchant, design and sourcing teams at Victoria’s Secret and our apparel sourcing function have a long history of bringing new products to our customers. Our personal care sourcing function works with our merchant teams to bring new ideas to the Bath & Body Works and Victoria’s Secret Beauty customer.

We have an integrated supply chain leading from our key manufacturing partners around the world, through our distribution centers in Columbus, Ohio, to our stores. We believe that our apparel sourcing function has a long and deep presence in the key sourcing markets of Asia, which helps us partner with the best manufacturers and get high quality products to our customers quickly.

Experienced and Committed Management Team

We were founded in 1963 and have been led since inception by Leslie H. Wexner. Our senior management team has a wealth of retail and business experience at Limited Brands and other companies such as Nieman Marcus, Target, The Gap, Inc., The Home Depot, Carlson Companies and Yum Brands. We believe that we have one of the most experienced management teams in retail.

Additional Information

Merchandise Suppliers

During 2009, we purchased merchandise from over 1,000 suppliers located throughout the world. No supplier provided 10% or more of our merchandise purchases.

Distribution and Merchandise Inventory

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

Information Systems

Our management information systems consist of a full range of retail, financial and merchandising systems. The systems include applications related to point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management and support systems including human resources and finance. We continue to invest in technology to upgrade core systems to continue to improve our efficiency and accuracy in the production and delivery of merchandise to our stores.

Seasonal Business

Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2009, 2008 and 2007 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.

Regulation

We and our products are subject to regulation by various federal, state, local and international regulatory authorities. We are subject to a variety of customs regulations and international trade arrangements.

Trademarks and Patents

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

Segment Information

We have two reportable segments: Victoria’s Secret and Bath & Body Works. The Victoria’s Secret reportable segment consists of the Victoria’s Secret and La Senza operating segments which are aggregated in accordance with the authoritative guidance included in Accounting Standards Codification Subtopic 280, Segment Reporting.

Other Information

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

ASSOCIATE RELATIONS.

On January 30, 2010, we employed approximately 92,100 associates, 75,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below is certain information regarding our executive officers.

Leslie H. Wexner, 72, has been our Chairman of the Board of Directors for more than thirty years and our Chief Executive Officer since our founding in 1963.

Martyn R. Redgrave, 57, has been our Executive Vice President and Chief Administrative Officer since March 2005. In addition, Mr. Redgrave was our Chief Financial Officer from September 2006 to April 2007.

Stuart B. Burgdoerfer, 47, has been our Executive Vice President and Chief Financial Officer since April 2007.

Sharen J. Turney, 53, has been our Chief Executive Officer and President of Victoria’s Secret since July 2006.

Diane L. Neal, 53, has been our Chief Executive Officer and President of Bath & Body Works since June 2007.

Jane L. Ramsey, 52, has been our Executive Vice President, Human Resources, since April 2006.

All of the above officers serve at the discretion of our Board of Directors and are members of our Executive Committee.

AVAILABLE INFORMATION.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, amendments to those reports and code of conduct are available, free of charge, on our website, www.LimitedBrands.com. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”).

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

In particular, our operating results are generally impacted by changes in the United States and Canadian economies. Negative economic conditions may impact the level of consumer spending and inhibit customers’ use of credit. Purchases of women’s intimate and other apparel, beauty and personal care products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations and financial condition.

The global economic crisis could also impair the solvency of our suppliers, customers and other counterparties.

There could be a number of additional effects from the ongoing economic downturn. The inability of key suppliers to access liquidity, or the insolvency of key suppliers, could lead to delivery delays or failures. We provide merchandise sourcing services to other retailers and licensees and grant credit to these parties in the normal course of business which subjects us to potential credit risk. Additionally, we have guaranteed certain lease payments of certain of our former subsidiaries. Financial difficulties of our customers or those former subsidiaries for whom we guarantee lease payments could have a material adverse effect on our results of operations and financial condition. Finally, other counterparty failures, including banks and counterparties to contractual arrangements, could negatively impact our business.

The global economic crisis could have a material adverse effect on our liquidity and capital resources.

The general economic and capital market conditions in the United States and other parts of the world have deteriorated significantly. These conditions have affected access to capital and increased the cost of capital. Although we believe that our capital structure and credit facilities will provide sufficient liquidity, there can be no assurance that our liquidity will not be affected by changes in the financial markets or that our capital resources will at all times be sufficient to satisfy our liquidity needs. If these conditions continue or become worse, our future cost of debt and equity capital and access to the capital markets could be adversely affected.

Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space.

Most of our stores are located in retail shopping areas including malls and other types of retail centers. Sales at these stores are derived, in part, from the high volume of traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by economic downturns in a particular area, competition from other retail and non-retail attractions and other retail areas where we do not have stores. Recently, sales volume has been adversely affected by the recessionary economic conditions.

Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis.

We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income typically realized during the fourth quarter holiday season. Any decrease in sales or margins during this period could have a material adverse effect on our results of operations and financial condition.

Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling inventory, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations and financial condition.

Our ability to grow depends in part on new store openings and existing store remodels and expansions.

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably.

Our plans for international expansion include risks that could adversely impact our financial results and reputation.

We intend to further expand into international markets through franchise/distribution agreements and/or company-owned stores. The risks associated with our expansion into international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Further, entry into this market may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation.

We also have risks related to identifying suitable partners as franchisees, distributors or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store openings and sales. We cannot ensure the profitability or success of our expansion into international markets. These risks could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

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

Our direct channel business includes risks that could have an adverse effect on our results from operations or financial condition.

Our direct operations are subject to numerous risks that could have a material adverse effect on our operational results. Risks include, but are not limited to, the (a) diversion of sales from our stores, which may impact comparable store sales figures, (b) difficulty in recreating the in-store experience through our direct channels, (c) domestic or international resellers purchasing merchandise and re-selling it overseas outside our control, (d) risks related to the failure of the systems that operate the web sites and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, and (e) risks related to our direct-to-consumer distribution center. Any of these events could have a material adverse effect on our results of operations and financial condition.

Our failure to protect our reputation could have a material adverse effect on our brand images.

Our ability to maintain our reputation is critical to our brand images. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations and financial condition, as well as require additional resources to rebuild our reputation.

Our failure to adequately protect our trade names, trademarks and patents could have a negative impact on our brand images and limit our ability to penetrate new markets.

We believe that our trade names, trademarks and patents are an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third-party copies our products in a manner that projects lesser quality or carries a negative connotation, our brand images could be adversely affected.

Our results can be adversely affected by market disruptions.

Market disruptions due to severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events or the prospect of these events can affect consumer spending and confidence levels and adversely affect our results or prospects in affected markets. The receipt of proceeds under any insurance we maintain for these purposes may be delayed or the proceeds may be insufficient to fully offset our losses.

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

The credit ratings agencies periodically review our capital structure and the quality and stability of our earnings. Any negative ratings actions could constrain the capital available to our company or our industry and could limit our access to funding for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs will likely increase, which could have a material adverse effect on our results of operations and financial condition. Additionally, our failure to maintain our credit rating would result in higher interest costs.

We may be unable to service our debt.

We may be unable to service our outstanding debt or any other debt we incur. Additionally, some of our debt agreements contain covenants which require maintenance of certain financial ratios and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in those agreements.

Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations is adversely impacted, we may be unable to service or refinance our current debt.

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

Increased competition could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our results of operations and financial condition. The recent recessionary conditions have resulted in more significant competition and our competitors have lowered prices and engaged in more promotional activity.

Our inability to remain current with fashion trends and launch new product lines successfully could negatively impact the image and relevance of our brands.

Our success depends in part on management’s ability to effectively anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, saleable product offerings far in advance of the actual time of sale to the customer. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales will be lower, potentially resulting in significant amounts of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions or price markdowns, which could have a material adverse effect on our results of operations and financial condition. Our brand image may also suffer if customers believe merchandise misjudgments indicate we are no longer able to identify and offer the latest fashions.

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

We believe our competitive advantage is providing a positive, engaging and satisfying experience for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store personnel and talented merchants. The turnover rate in the retail industry is generally high and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals or changes in labor and healthcare laws could require us to incur higher labor costs. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our results of operations and financial condition.

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

•

local business practice and political issues (including issues relating to compliance with domestic or international labor standards) which may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;

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

Our future performance will depend upon these and the other factors listed above which are beyond our control and could have a material adverse effect on our results of operations and financial condition.

Our manufacturers may not be able to manufacture and deliver products in a timely manner and meet quality standards.

We purchase products through contract manufacturers and importers and directly from third-party manufacturers. Similar to most other specialty retailers, we have narrow sales window periods for much of our inventory. Factors outside our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns which could have a material adverse effect on our results of operations and financial condition.

Our results may be adversely affected by fluctuations in energy costs.

Energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase product from our manufacturers. A continual rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our results of operations and financial condition.

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

We are self-insured for various types of insurable risks including associate medical benefits, workers’ compensation, property, general liability and automobile up to certain stop-loss limits. Claims are difficult to predict and may be volatile. Any adverse claims experience could have a material adverse effect on our results of operations and financial condition.

We significantly rely on our ability to implement and sustain information technology systems.

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our computer systems, as well as those of our service providers, are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Additionally, these types of problems could result in a breach of confidential customer information which could result in damage to our reputation and/or litigation. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process orders and deliver products to the stores in a timely manner or expose confidential customer information could have a material adverse effect on our results of operations and financial condition.

In addition, we will make modifications and upgrades to the information technology systems for point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management and support systems including human resources and finance. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including accurately capturing data and system disruptions. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations.

We may fail to comply with regulatory requirements.

As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the New York Stock Exchange (the “NYSE”). Failure to comply with such laws and regulations could have an adverse effect on our reputation, market price of our common stock, results of operations and financial condition.

We may be adversely impacted by changes in taxation requirements.

We are subject to income tax in local, national and international jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties and changes in tax legislation or regulation could have a material adverse effect on our results of operations and financial condition.

We may be adversely impacted by certain compliance or legal matters.

We are subject to complex compliance and litigation risks. Difficulty can exist in complying with sometimes conflicting regulations in local, national or international jurisdictions as well as new or changing regulations that affect how we operate. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and shareholders that could have a material adverse effect on our reputation, market price of our common stock, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 30, 2010:

Location	Use	Approximate Square Footage
Columbus, Ohio	Corporate, distribution and shipping	6,414,000
New York, New York	Office, sourcing and product development/design	513,000
Montreal, Quebec, Canada	Office, distribution and shipping	486,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	80,000
Rio Rancho, New Mexico	Call center	73,000
Paramus, New Jersey	Research and development and office	31,000
Various foreign locations	Office and sourcing	21,000

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

As of January 30, 2010, we operate 2,678 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the United States. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years. The leases expire at various dates between 2010 and 2024.

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

Our distribution and shipping facilities consist of two buildings located in the Montreal, Quebec area. These buildings, including attached office space, comprise approximately 386,000 square feet. Additionally, we lease additional office facilities in the Montreal area comprised of approximately 100,000 square feet.

As of January 30, 2010, we operate 293 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years. The leases expire at various dates between 2010 and 2024.

Other International

As of January 30, 2010, we also have global representation through 520 independently owned “La Senza” stores operated by licensees in 49 countries. In addition, Victoria’s Secret products and accessories are made available on a wholesale basis to duty-free stores and other international retail locations including travel and tourism stores.

We also operate sourcing-related office facilities in various international locations.

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

On November 6, 2009, a class action (International Brotherhood of Electrical Workers Local 697 Pension Fund v. Limited Brands, Inc. et al.) was filed against our company and certain of our officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Limited Brands common stock between August 22, 2007 and February 28, 2008. We believe the complaint is without merit and that we have substantial factual and legal defenses to the claims at issue. We intend to vigorously defend against this action. We cannot reasonably estimate the possible loss or range of loss that may result from this lawsuit.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock (“LTD”) is traded on the New York Stock Exchange. On January 30, 2010, there were approximately 55,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 145,000.

The following table provides our quarterly market prices and cash dividends per share for 2009 and 2008:

	Market Price		Cash Dividend Per Share
	High	Low
2009
Fourth quarter	$20.90	$16.28	$0.15
Third quarter	19.99	12.56	0.15
Second quarter	13.73	10.28	0.15
First quarter	11.70	5.98	0.15

2008
Fourth quarter	$12.25	$6.90	$0.15
Third quarter	22.16	9.85	0.15
Second quarter	19.73	14.45	0.15
First quarter	19.45	14.41	0.15

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG LIMITED BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE

INDEX

*$100 INVESTED IN STOCK OR IN INDEX AT THE CLOSING PRICE ON 1/29/05 – INCLUDING

REINVESTMENT OF DIVIDENDS.

The following table provides our repurchases of our common stock during the fourth quarter of 2009:

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs(c)
	(in thousands)		(in thousands)
November 2009	34	17.92	—	31,244
December 2009	7	19.00	—	31,244
January 2010	—	19.24	—	31,244

Total	41	18.11	—	31,244

(a)	The total number of shares repurchased relates to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, and (ii) the use of our stock to pay the exercise price on employee stock options, and (iii) our small lot shareholder repurchase program.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007(a)(b)	January 28, 2006(c)
	(in millions)
Summary of Operations
Net Sales	$8,632	$9,043	$10,134	$10,671	$9,699
Gross Profit	3,028	3,006	3,509	4,013	3,480
Operating Income (d)	868	589	1,110	1,176	986
Income Before Cumulative Effect of Changes in Accounting Principle (e)	448	216	696	674	666
Cumulative Effect of Changes in Accounting Principle (b)(c)	—	—	—	1	17
Net Income Attributable to Limited Brands, Inc. (e)	448	220	718	676	683

	(as a percentage of net sales)
Gross Profit	35.1%	33.2%	34.6%	37.6%	35.9%
Operating Income	10.1%	6.5%	11.0%	11.0%	10.2%
Income Before Cumulative Effect of Changes in Accounting Principle	5.2%	2.4%	6.9%	6.3%	6.9%

Per Share Results
Net Income Attributable to Limited Brands, Inc. per Basic Share:
Income Before Cumulative Effect of Changes in Accounting Principle	$1.39	$0.66	$1.91	$1.71	$1.66
Net Income Attributable to Limited Brands, Inc. per Basic Share	1.39	0.66	1.91	1.71	1.70

Net Income Attributable to Limited Brands, Inc. per Diluted Share:
Income Before Cumulative Effect of Changes in Accounting Principle	$1.37	$0.65	$1.89	$1.68	$1.62
Net Income Attributable to Limited Brands, Inc. per Diluted Share	1.37	0.65	1.89	1.68	1.66

Dividends per Share	$0.60	$0.60	$0.60	$0.60	$0.60
Weighted Average Diluted Shares Outstanding (in millions)	327	337	380	403	411

Other Financial Information	(in millions)
Cash and Cash Equivalents	$1,804	$1,173	$1,018	$500	$1,208
Total Assets	7,173	6,972	7,437	7,093	6,346
Working Capital	1,928	1,612	1,545	1,062	1,209
Net Cash Provided by Operating Activities	1,174	954	765	600	1,081
Capital Expenditures	202	479	749	548	480
Long-term Debt	2,723	2,897	2,905	1,665	1,669
Other Long-term Liabilities	731	732	709	520	452
Shareholders’ Equity	2,183	1,874	2,219	2,955	2,471

Return on Average Shareholders’ Equity	22%	11%	28%	25%	28%
Comparable Store Sales (Decrease) Increase (f)	(4%)	(9%)	(2%)	7%	(1%)
Return on Average Assets	6%	3%	10%	10%	11%
Debt-to-equity Ratio	125%	155%	131%	56%	68%
Current Ratio	2.5	2.3	2.1	1.6	1.8

Stores and Associates at End of Year
Number of Stores (g)	2,971	3,014	2,926	3,766	3,590
Selling Square Feet (in thousands) (g)	10,934	10,898	10,310	15,719	15,332
Number of Associates	92,100	90,900	97,500	125,500	110,000

(a)	Fifty-three week fiscal year.

(b)	On January 29, 2006, we adopted the authoritative guidance included in Accounting Standards Codification (“ASC”) Subtopic 718, Compensation—Stock Compensation (“ASC Subtopic 718”), which requires the measurement and recognition of compensation expense for all share-based awards made to employees and directors based on estimated fair values on the grant date. For additional information, see Notes 20 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

The cumulative effect of adopting the authoritative guidance included in ASC Subtopic 718, was $0.7 million, net of tax of $0.4 million, and was recognized as an increase to net income in the Consolidated Statement of Income as of the beginning of the first quarter of 2006.

(c)	During the fourth quarter of 2005, we changed our inventory valuation methodology. Previously, inventories were principally valued at the lower of cost or market, on a weighted-average cost basis, using the retail method. Commencing in 2005, inventories are principally valued at the lower of cost or market, on a weighted-average cost basis, using the cost method.

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

(d)	Operating income includes the effect of the following items:

(i)	In 2009, a $9 million pre-tax gain, $14 million net of related tax benefits, associated with the reversal of an accrued contractual liability as a result of the divestiture of a joint venture.
(ii)	In 2008, a $215 million impairment charge related to goodwill and other intangible assets for our La Senza business, a $128 million gain related to the divestiture of a personal care joint venture, $23 million of expense related to restructuring activities and a $19 million impairment charge related to a joint venture.
(iii)	In 2007, a $302 million gain related to the divestiture of Express, a $72 million loss related to the divestiture of Limited Stores, $48 million related to initial recognition of income for unredeemed gift cards at Victoria’s Secret, $53 million of expense related to various restructuring activities and $37 million of gains related to asset sales.
(iv)	In 2006, $26 million in incremental share-based compensation expense related to the effect of adopting the authoritative guidance included in ASC Subtopic 718.
(v)	In 2005, $30 million related to initial recognition of income for unredeemed gift cards at Bath & Body Works and Express.

For additional information on 2009, 2008 and 2007 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(e)	In addition to the items previously discussed in (d), net income includes the effect of the following items:

(i)	In 2009, $23 million of favorable income tax benefits in the fourth quarter primarily related to the reorganization of certain foreign subsidiaries and $9 million of favorable income tax benefits in the third quarter primarily due to the resolution of certain tax matters.
(ii)	In 2008, $15 million of favorable tax benefits in the fourth quarter primarily related to certain discrete foreign and state income tax items and a $13 million pre-tax gain related to a cash distribution from Express.
(iii)	In 2007, a $100 million pre-tax gain related to a cash distribution from Easton Town Center, LLC, a $17 million pre-tax gain related to an interest rate hedge and $67 million of favorable tax benefits primarily relating to: 1) the reversal of state net operating loss carryforward valuation allowances and other favorable tax benefits associated with the Apparel divestitures; 2) a decline in the Canadian federal tax rate; 3) audit settlements and 4) other items.

(iv)	In 2005, a $77 million favorable one-time tax benefit related to the repatriation of foreign earnings under the provisions of the American Jobs Creation Act and $40 million of pre-tax interest income related to an Internal Revenue Service tax settlement.

For additional information on 2009, 2008 and 2007 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

The effect of the items, described in (d) and (e) above, to earnings per share were $0.14 in 2009, $(0.40) in 2008, $0.68 in 2007, $(0.05) in 2006 and $0.33 in 2005.

(f)	A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(g)	Number of stores and selling square feet excludes independently owned La Senza stores operated by licensees.

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

Executive Overview

Strategy

Our strategy supports and drives our mission to build a family of the world’s best fashion retail brands offering captivating customer experiences that drive long-term loyalty and deliver sustained value for our stakeholders.

To execute our strategy, we are focused on these key strategic imperatives:

•	Grow and maximize profitability of our core brands in current channels and geographies;

•	Extend our core brands into new channels and geographies;

•	Incubate and grow new brands in current channels; and

•	Build enabling infrastructure and capabilities.

Grow and maximize profitability of our core brands in current channels and geographies

The core of Victoria’s Secret is bras and panties. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. In our direct channel, we have the infrastructure in place to support growth well into the future. We believe our direct channel is an important form of brand advertising given the ubiquitous nature of the internet and our large mailing list.

The core of Bath & Body Works is its Signature Collection, antibacterial and home fragrance product lines, which together make up the majority of sales and profits for the business. During the past year we restaged both the Signature Collection and our antibacterial lines with more compelling fragrances, improved formulas and updated packaging. Additionally, www.BathandBodyWorks.com, which launched in 2006, continues to exhibit year-over-year growth.

We have a multi-year initiative to substantially increase operating margins for our brands through merchandise margin expansion and expense rationalization. With regard to merchandise margin expansion, we actively manage our inventory to minimize the level of promotional activity and we have and will continue to work with our merchandise vendors on innovation, quality, speed and cost. Additionally, we have made a concerted effort to manage home office headcount and overhead expenses. Finally, we have and will continue to optimize our marketing expense by concentrating our expenditures on efficient and return-generating programs.

Extend our core brands into new channels and geographies

We began our international expansion with the acquisition of La Senza at the beginning of 2007. Since 2008, we opened 31 Bath & Body Works stores and four Victoria’s Secret Pink stores in Canada. Based on the success we have experienced in Canada, we plan to open an additional 30 to 35 Bath & Body Works stores and five more Victoria’s Secret Pink stores in 2010. We also plan to open our first four Victoria’s Secret stores in Canada in 2010.

We are also reviewing international opportunities outside of North America. In 2009, our partners opened seven Victoria’s Secret travel and tourism stores with six of those stores outside of the United States. These stores are principally located in airports and tourist destinations. These stores are focused on Victoria’s Secret branded beauty and accessory products and are operated by partners under a wholesale model. Our partners plan to open 10 to 15 more Victoria’s Secret travel and tourism stores in 2010. We continue to analyze and explore how to further expand our brands outside of North America.

Incubate and grow new brands in current channels

Our most successful brands have either been conceived or incubated within Limited Brands, including Victoria’s Secret and Bath & Body Works. We are constantly experimenting with new ideas and our current efforts include standalone Pink stores and Henri Bendel stores focused on accessories.

Build enabling infrastructure and capabilities

Over the past four years, we have opened a new Direct to Consumer distribution center, launched new merchandise planning systems, new supply chain management systems and new financial systems. We are using these capabilities to be able to more productively react to current market conditions, improve inventory accuracy, turnover and in-stock levels and deliver more targeted assortments at the store level. Going forward, we plan to implement new point-of-sale systems in our stores and new finance and other support systems in our direct channel.

2009 Overview

We anticipated that the retail environment would continue to be challenging in 2009. Our net sales decreased $411 million to $8.632 billion driven by a comparable store sales decrease of 4%. Our operating income increased $279 million to $868 million and our operating income rate improved significantly from 6.5% to 10.1%. In 2009, our operating income benefited from a $9 million gain associated with the reversal of an accrued contractual liability as a result of the divestiture of a joint venture. In 2008, our operating income was negatively impacted by $129 million which included a $215 million impairment charge related to goodwill and other intangible assets for our La Senza business, a $128 million gain related to the divestiture of a personal care joint venture, $23 million of expense related to restructuring activities and a $19 million impairment charge related to a joint venture.

The remainder of our operating income increase was driven by the strength of our holiday assortments, which coupled with disciplined inventory management, enabled us to reduce our promotional activity during the 2009 holiday season. Additionally, disciplined expense management also contributed to the increase in operating income. For additional information related to our 2009 financial performance, see “Results of Operations—2009 Compared to 2008.”

During 2009, we focused on the conservative management of fundamentals including:

•

Inventory levels—we ended 2009 down 12% and 17% as compared to 2008 and 2007, respectively, and our inventory per selling square foot ended 2009 down 9% and 16% compared to 2008 and 2007, respectively;

•

Operating expenses—we benefited in 2009 from actions to reduce our expense base including reducing our home office headcount by approximately 10% during the second quarter of 2007 and an additional 10% during the fourth quarter of 2008;

•	Capital expenditures—we reduced our capital expenditures from $479 million in 2008 to $202 million in 2009.

•

Cash and liquidity—we generated cash flow from operations of $1.174 billion in 2009 and ended 2009 with $1.804 billion in cash. In addition, we had multiple changes within our capital structure in 2009:

•

In February 2009, we amended our $1 billion unsecured revolving credit facility expiring in August 2012 (“5-Year Facility”) and our variable rate term loan (“Term Loan”) which included changes to both the fixed charge coverage and leverage covenants providing additional flexibility. We also cancelled our $300 million, 364-day unsecured revolving credit facility (“364-Day Facility”) after determining it was no longer required. Subsequent to 2009, we further amended our revolving credit facility, reducing it from $1 billion to $927 million and altering the terms to provide additional flexibility;

•

In June 2009, we issued $500 million of notes due in June 2019. We used the proceeds as well as cash on hand to retire $658 million of our debt obligations with maturities in 2012. Subsequent to 2009, we prepaid the remaining $200 million of our Term Loan due in 2012.

Despite the challenging environment during 2009, we accomplished the following in terms of the execution of our business strategy:

•

The improvement in gross profit and operating income despite the decrease in net sales. Further, in the fourth quarter, our operating income rate increased significantly driven by a significant improvement in our gross profit rate;

•	The expansion of Bath & Body Works stores into Canada;

•	The introduction of Victoria’s Secret Pink stores into Canada;

•	The closure of the La Senza Girl business, which was not aligned with our overall strategic focus on lingerie, personal care and beauty;

•	The expansion of Henri Bendel accessory stores in the United States; and

•	The implementation of our new supply chain systems at Victoria’s Secret Stores.

2010 Outlook

The global retail sector and our business continue to face a very uncertain environment and, as a result, we have taken a conservative stance in terms of the financial management of our business. We will continue to manage our business carefully and we will focus on the execution of the retail fundamentals.

At the same time, we are aggressively focusing on bringing compelling merchandise assortments, marketing and store experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this challenging environment. We believe that our brands, which lead their categories and offer high emotional content at accessible prices, are well positioned heading into 2010.

Store Data

The following table compares 2009 store data to the comparable periods for 2008 and 2007:

	2009	2008	2007	% Change
				2009	2008
Sales Per Average Selling Square Foot
Victoria’s Secret Stores (a)	$581	$620	$694	(6%)	(11%)
Bath & Body Works (a)	587	594	655	(1%)	(9%)
La Senza (b) (c) (d)	420	456	455	(8%)	—%

Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$3,356	$3,480	$3,678	(4%)	(5%)
Bath & Body Works (a)	1,393	1,410	1,540	(1%)	(8%)
La Senza (b) (c) (d)	1,335	1,350	1,393	(1%)	(3%)

Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	5,830	5,727	5,489	2%	4%
Bath & Body Works (a)	2,370	2,378	2,370	—%	—%
La Senza (c) (d)	3,366	3,026	2,888	11%	5%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,063	5,973	5,599	2%	7%
Bath & Body Works (a)	3,856	3,895	3,773	(1%)	3%
La Senza (c) (d)	869	974	901	(11%)	8%

(a)	Metric relates to company-owned stores in the United States.
(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.
(c)	Metric excludes independently owned La Senza stores operated by licensees.
(d)	In 2009, we closed 53 La Senza Girl stores.

The following table compares 2009 store data to the comparable periods for 2008 and 2007:

Number of Stores	2009	2008	2007
Victoria’s Secret (a)
Beginning of Period	1,043	1,020	1,003
Opened	13	41	35
Closed	(16)	(18)	(18)

End of Period	1,040	1,043	1,020

Bath & Body Works
Beginning of Period	1,638	1,592	1,546
Opened	9	80	67
Closed	(20)	(34)	(21)

End of Period	1,627	1,638	1,592

La Senza (b)
Beginning of Period	322	312	291
Opened	2	15	27
Closed (c)	(66)	(5)	(6)
Acquired	—	—	—

End of Period	258	322	312

Bath & Body Works Canada
Beginning of Period	6	—	—
Opened	25	6	—
Closed	—	—	—

End of Period	31	6	—

Henri Bendel
Beginning of Period	5	2	2
Opened	6	3	—
Closed	—	—	—

End of Period	11	5	2

Apparel
Beginning of Period	—	—	918
Opened	—	—	—
Closed	—	—	(49)
Divested (d)	—	—	(869)

End of Period	—	—	—

(a)	Number of stores excludes Victoria’s Secret Pink Canada store locations (4 in 2009 and 0 in 2008 and 2007).
(b)	Number of stores excludes independently owned La Senza stores operated by licensees.
(c)	In 2009, we closed 53 La Senza Girl stores.
(d)	We divested 75% of our ownership interests in Express and Limited Stores in July 2007 and August 2007, respectively.

Results of Operations—2009 Compared to 2008

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2009 in comparison to 2008:

	2009	2008	Operating Income Rate
			2009	2008
	(in millions)
Victoria’s Secret (a)	$579	$405	10.9%	7.2%
Bath & Body Works	358	215	15.0%	9.1%
Other (b) (c) (d) (e)	(69)	(31)	(7.3%)	(2.9%)

Total	$868	$589	10.1%	6.5%

(a)	2008 includes a $215 million impairment charge related to goodwill and other intangible assets for the La Senza business. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.
(c)	2009 includes a $9 million gain associated with the reversal of an accrued contractual liability. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(d)	2008 includes a $109 million net gain on joint ventures. For additional information, see Note 4 and Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(e)	2008 includes $23 million of expense related to restructuring activities. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

For 2009, operating income increased $279 million to $868 million and the operating income rate increased to 10.1% from 6.5%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for 2009 in comparison to 2008:

	2009	2008	% Change
	(in millions)
Victoria’s Secret Stores	$3,496	$3,590	(3%)
La Senza (a)	423	491	(14%)
Victoria’s Secret Direct	1,388	1,523	(9%)

Total Victoria’s Secret	5,307	5,604	(5%)
Bath & Body Works	2,383	2,374	—%
Other (b)	942	1,065	(12%)

Total Net Sales	$8,632	$9,043	(5%)

(a)	La Senza includes an $11 million decrease in net sales from 2008 to 2009 related to currency fluctuations.
(b)	Other includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.

The following tables provide a reconciliation of net sales for 2008 to 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2008 Net Sales	$5,604	$2,374	$1,065	$9,043
Comparable Store Sales	(217)	(13)	(4)	(234)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	66	10	53	129
Foreign Currency Translation	(11)	—	6	(5)
Direct Channels	(135)	12	—	(123)
Mast Third-party Sales and Other	—	—	(178)	(178)

2009 Net Sales	$5,307	$2,383	$942	$8,632

The following table compares 2009 comparable store sales to 2008:

	2009	2008
Victoria’s Secret Stores	(6%)	(9%)
La Senza	(8%)	(3%)

Total Victoria’s Secret	(6%)	(8%)
Bath & Body Works	(1%)	(9%)

Total Comparable Store Sales (a)	(4%)	(9%)

(a)	Includes Bath & Body Works Canada and Henri Bendel.

For 2009, our net sales decreased $411 million to $8.632 billion and comparable store sales decreased 4%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For 2009, net sales decreased $297 million to $5.307 billion and comparable store sales decreased 6%. The net sales result was primarily driven by:

•

At Victoria’s Secret Stores, net sales decreased across many categories in the spring season primarily driven by a merchandise assortment that did not overcome the challenging economic environment. However, net sales improved across most categories in the holiday season primarily driven by an improved merchandise assortment and a reduction of promotional activity.

•

At Victoria’s Secret Direct, net sales decreased 9% with decreases across most merchandise categories, most notably apparel, in the spring season. The declines were partially offset with a net sales increase across most categories in the holiday season, including intimate apparel and Pink, primarily driven by an improved merchandise assortment and a reduction of promotional activity.

•

At La Senza, net sales decreased due to a merchandise assortment that did not overcome the challenging economic environment, declines in the La Senza Girl business and unfavorable currency translation adjustments.

The decrease in comparable store sales was primarily driven by lower average dollar sales partially offset by an increase in total transactions.

Bath & Body Works

For 2009, net sales increased $9 million to $2.383 billion and comparable store sales decreased 1%. From a merchandise category perspective, net sales were driven by the Signature Collection, antibacterial and home fragrance categories partially offset by discontinued product lines and our performance brands. The decrease in comparable store sales was primarily driven by a decrease in total transactions partially offset by higher average dollar sales.

Other

For 2009, net sales decreased $123 million to $942 million related to a decline in third-party sales at Mast partially offset by net sales primarily related to the introduction of Bath & Body Works and Victoria’s Secret Pink into Canada.

Gross Profit

For 2009, our gross profit increased $22 million to $3.028 billion and our gross profit rate (expressed as a percentage of net sales) increased to 35.1% from 33.2% primarily driven by the following:

Victoria’s Secret

For 2009, gross profit decreased primarily driven by:

•

At Victoria’s Secret Stores, gross profit decreased driven by lower merchandise margin dollars as a result of the decline in net sales and increased promotional activity during the spring season. The decrease in the spring season was partially offset by higher merchandise margin dollars as a result of an increase in net sales and reduced promotional activity during the holiday season;

•	At La Senza, gross profit decreased driven by a decrease in merchandise margin dollars primarily due to the decline in net sales and unfavorable currency fluctuations;

•

At Victoria’s Secret Direct, gross profit decreased driven by lower merchandise margin dollars as a result of the decline in net sales and increased promotional activity during the spring season. The decrease in the spring season was partially offset by higher merchandise margin dollars as a result of an increase in net sales and reduced promotional activity during the holiday season. Gross profit also benefited from a decrease in buying and occupancy expenses primarily as a result of improved efficiencies related to the new distribution center.

The gross profit rate was relatively flat for 2009.

Bath & Body Works

For 2009, gross profit increased primarily driven by higher merchandise margin dollars due to an increase in sales of higher margin products and a reduction in buying and occupancy expenses.

The increase in the gross profit rate was driven by increases in the merchandise margin and decreases in buying and occupancy rates due to the factors cited above.

Other

For 2009, gross profit increased primarily driven by the introduction of Bath & Body Works and Victoria’s Secret Pink into Canada and the gross profit rate increased as a result of a decline in lower margin Mast third-party sales.

General, Administrative and Store Operating Expenses

For 2009, our general, administrative and store operating expenses decreased $145 million to $2.166 billion primarily driven by:

•	expense reductions across all segments in categories such as home office and marketing in conjunction with our enterprise cost initiatives;

•	lower store selling expenses due to a reduction in sales;

Partially offset by:

•	an increase in incentive compensation due to improved performance, particularly in the Fall season.

The general, administrative and store operating expense rate decreased to 25.1% from 25.6% primarily driven by the factors cited above.

Impairment of Goodwill and Other Intangible Assets

In the fourth quarter of 2009, we recognized charges totaling $3 million related to the impairment of the La Senza Girl trade name and other minor trade names. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2009 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

In the fourth quarter of 2008, we recognized charges totaling $215 million related to the impairment of goodwill and trade name assets associated with our La Senza business. The impairment charges were based on our evaluation of the estimated fair value of the La Senza business and trade name assets as compared to their respective carrying values. Our evaluation concluded that as a result of the global economic downturn and the related negative impact on La Senza’s operating performance, the fair value of the La Senza business and trade name assets were below their carrying values as of the fourth quarter of 2008. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2008 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Net Gain on Joint Ventures

In April 2008, we and our investment partner completed the divestiture of a personal care joint venture to a third party. We recognized a pre-tax gain of $128 million on the divestiture. The pre-tax gain is included in Net Gain on Joint Ventures on the 2008 Consolidated Statement of Income.

In addition, we recorded a pre-tax charge of $19 million related to another joint venture. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. The impairment of $19 million is also included in Net Gain on Joint Ventures on the 2008 Consolidated Statement of Income. In July 2009, we recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Ventures on the 2009 Consolidated Statement of Income.

Other Income and Expenses

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for 2009 and 2008:

	2009	2008
Average daily borrowings (in millions)	$2,982	$2,909
Average borrowing rate (in percentages)	6.7%	5.9%

For 2009, our interest expense increased $56 million to $237 million. The increase was primarily driven by $10 million of expense associated with the February 2009 amendments to our 5-Year Facility and Term Loan, $8 million of expense associated with terminating certain participating interest rate swap arrangements, increases in the average borrowings and average borrowing rates and an increase in fees related to our 5-Year Facility.

Interest Income

For 2009, our interest income decreased $16 million to $2 million. The decrease was driven by lower yields given the lower interest rate environment and our more conservative investment portfolio partially offset by the impact of higher average invested cash balances.

Other Income (Loss)

For 2009, our other income (loss) decreased $6 million to $17 million primarily due to a $71 million cash distribution from Express in 2008 which resulted in a pre-tax gain of $13 million, partially offset by higher income from our equity investment in both Express and Limited Stores in 2009. We divested 75% of our equity interests in Express and Limited Stores in July 2007 and August 2007, respectively, and retained the remaining 25% interests as equity method investments.

Provision for Income Taxes

For 2009, our effective tax rate decreased to 31.1% from 51.5%. The decrease in the rate resulted primarily from the impact of the impairment of goodwill and other intangible assets at La Senza in 2008, which were not deductible for income tax purposes. In addition, the rate decreased due to the reversal of deferred tax liabilities on unremitted foreign earnings due to international restructuring and resolution of certain tax matters in 2009.

Results of Operations—Fourth Quarter of 2009 Compared to Fourth Quarter of 2008

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2009 in comparison to the fourth quarter of 2008:

	Fourth Quarter		Operating Income Rate
	2009	2008	2009	2008
	(in millions)
Victoria’s Secret (a)	$312	$(2)	17.3%	(0.1%)
Bath & Body Works	294	209	29.2%	21.0%
Other (b) (c)	(20)	(54)	(7.8%)	(24.2%)

Total	$586	$153	19.1%	5.1%

(a)	2008 includes a $215 million impairment charge related to goodwill and other intangible assets for the La Senza business. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.
(c)	2008 includes $23 million of expense related to restructuring activities. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

For the fourth quarter of 2009, operating income increased $433 million to $586 million and the operating income rate increased to 19.1% from 5.1%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the fourth quarter of 2009 in comparison to the fourth quarter of 2008:

Fourth Quarter	2009	2008	% Change
	(in millions)
Victoria’s Secret Stores	$1,201	$1,185	1%
La Senza (a)	134	133	1%
Victoria’s Secret Direct	463	449	3%

Total Victoria’s Secret	1,798	1,767	2%
Bath & Body Works	1,008	998	1%
Other (b)	257	226	14%

Total Net Sales	$3,063	$2,991	2%

(a)	La Senza includes a $19 million increase in net sales from 2008 to 2009 related to currency fluctuations.
(b)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for the fourth quarter of 2008 to the fourth quarter of 2009:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2008 Net Sales	$1,767	$998	$226	$2,991
Comparable Store Sales	(3)	17	(1)	13
Sales Associated With New, Closed and Non-comparable Remodeled Stores, Net	2	(11)	28	19
Foreign Currency Translation	19	—	5	24
Direct Channels	13	4	—	17
Mast Third-party Sales and Other	—	—	(1)	(1)

2009 Net Sales	$1,798	$1,008	$257	$3,063

The following table compares fourth quarter of 2009 comparable store sales to fourth quarter of 2008:

Fourth Quarter	2009	2008
Victoria’s Secret Stores	0%	(10%)
La Senza	(4%)	(10%)

Total Victoria’s Secret	0%	(10%)
Bath & Body Works	2%	(11%)

Total Comparable Store Sales (a)	1%	(10%)

(a)	Includes Bath & Body Works Canada and Henri Bendel.

For the fourth quarter of 2009, our net sales increased $72 million to $3.063 billion and comparable store sales increased 1%. The increase in our net sales was primarily driven by the following:

Victoria’s Secret

For the fourth quarter of 2009, net sales increased $31 million to $1.798 billion and comparable store sales were flat. The increase in net sales was primarily driven by:

•

At Victoria’s Secret Stores, net sales increased across most categories, including core lingerie, primarily driven by an improved merchandise assortment and a reduction of promotional activity, partially offset by a decrease in beauty;

•

At Victoria’s Secret Direct, net sales increased 3% with increases across most categories, including intimate apparel, primarily driven by a merchandise assortment that incorporated newness, innovation and fashion, as well as a decrease in promotional activity;

•

At La Senza, net sales increased slightly due to favorable currency fluctuations mostly offset by declines in the La Senza Girl business and a merchandise assortment that did not overcome the challenging economic environment.

Bath & Body Works

For the fourth quarter of 2009, net sales increased $10 million to $1.008 billion and comparable store sales increased 2%. From a merchandise category perspective, net sales were driven by the Signature Collection, antibacterial and home fragrance categories offset by discontinued product lines and our performance brands. The increase in comparable store sales was primarily driven by higher average dollar sales partially offset by a decline in total transactions.

Other

For the fourth quarter of 2009, net sales increased $31 million to $257 million. The increase in net sales was primarily driven by the introduction of Bath & Body Works and Victoria’s Secret Pink into Canada.

Gross Profit

For the fourth quarter of 2009, our gross profit increased $225 million to $1.249 billion and our gross profit rate (expressed as a percentage of net sales) increased to 40.8% from 34.3% primarily driven by the following:

Victoria’s Secret

For the fourth quarter of 2009, gross profit increased primarily driven by:

•

At Victoria’s Secret Stores, gross profit increased driven by higher merchandise margin dollars as a result of decreased promotional activity coupled with an increase in net sales. Buying and occupancy expenses decreased slightly.

•

At Victoria’s Secret Direct, gross profit increased driven by higher merchandise margin dollars associated with decreased promotional activity and an increase in net sales. Additionally, buying and occupancy expenses decreased due to lower catalogue costs.

Partially offset by:

•

At La Senza, gross profit decreased driven by an increase in buying and occupancy expense related to the closure of the La Senza Girl business, partially offset by an increase in merchandise margin dollars due primarily to favorable currency fluctuations.

The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate and a decrease in the buying and occupancy expense rate due to the factors cited above.

Bath & Body Works

For the fourth quarter of 2009, gross profit increased primarily driven by higher merchandise margin dollars as a result of a decrease in promotional activity, our cost reduction efforts and an increase in net sales. In addition, buying and occupancy expenses decreased primarily due to store real estate activity that drove incremental expense in 2008.

The increase in the gross profit rate was driven by an increase in the merchandise margin rate and a decrease in the buying and occupancy rate due to the factors cited above.

Other

For the fourth quarter of 2009, gross profit increased primarily driven by the introduction of Bath & Body Works and Victoria’s Secret Pink into Canada and the gross profit rate increased as a result of the impact of our international business relative to the lower margin Mast third-party sales.

General, Administrative and Store Operating Expenses

For the fourth quarter of 2009, our general, administrative and store operating expenses increased $4 million to $660 million primarily driven by an increase in incentive compensation due to improved performance, partially offset by expense reductions across all our segments in home office in conjunction with our enterprise cost initiatives. In addition, the fourth quarter of 2008 included $23 million of restructuring charges.

The general, administrative and store operating expense rate decreased to 21.5% from 21.9% due to leverage associated with the increase in net sales.

Impairment of Goodwill and Other Intangible Assets

In the fourth quarter of 2009, we recognized charges totaling $3 million related to the impairment of the La Senza Girl trade name and other minor trade names. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2009 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

In the fourth quarter of 2008, we recognized charges totaling $215 million related to the impairment of goodwill and trade name assets associated with our La Senza business. The impairment charges were based on our evaluation of the estimated fair value of the La Senza business and trade name assets as compared to their respective carrying values. Our evaluation concluded that as a result of the global economic downturn and the related negative impact on La Senza’s operating performance, the fair value of the La Senza business and trade name assets were below their carrying values as of the fourth quarter of 2008. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2008 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2009 and 2008:

Fourth Quarter	2009	2008
Average daily borrowings (in millions)	$2,857	$2,900
Average borrowing rate (in percentages)	6.8%	5.9%

For the fourth quarter of 2009, our interest expense increased $16 million to $61 million. The increase was primarily driven by $8 million of expense associated with terminating a portion of our participating interest rate swap arrangements as well as increases in average borrowing rates and fees related to our 5-Year Facility.

Interest Income

For the fourth quarter of 2009, our interest income decreased $2 million to less than $1 million. The decrease was primarily driven by a decrease in average effective interest rates partially offset by an increase in the average invested cash balances.

Other Income (Loss)

For the fourth quarter of 2009, our other income increased $11 million to $11 million. The increase was primarily driven by higher income from our equity investment in both Express and Limited Stores in 2009. We divested 75% of our equity interests in Express and Limited Stores in July 2007 and August 2007, respectively, and retained the remaining 25% interests as equity method investments.

Provision for Income Taxes

For the fourth quarter of 2009, our effective tax rate decreased to 33.6% from 85.4%. The decrease in the rate resulted primarily from the 2008 impairment of goodwill and other intangible assets at La Senza in 2008, which was not deductible for income tax purposes. In addition, the rate decreased due to the reversal of deferred tax liabilities on unremitted foreign earnings due to international restructuring in 2009.

Results of Operations—2008 Compared to 2007

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2008 in comparison to 2007:

	2008	2007	Operating Income Rate
			2008	2007
	(in millions)
Victoria’s Secret (a) (b)	$405	$718	7.2%	12.8%
Bath & Body Works	215	302	9.1%	12.1%
Apparel (c)	—	250	NA	28.7%
Other (d) (e) (f) (g)	(31)	(160)	(2.9%)	(13.7%)

Total	$589	$1,110	6.5%	11.0%

(a)	2008 includes a $215 million impairment charge related to goodwill and other intangible assets for the La Senza business. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	2007 includes $48 million related to initial recognition of income for unredeemed gift cards for Victoria’s Secret.
(c)	2007 includes a $230 million net gain related to the divestiture of Express and Limited Stores. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(d)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.
(e)	2008 includes a $109 million net gain on joint ventures. For additional information, see Note 4 and Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(f)	2008 includes $23 million of expense related to restructuring activities. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(g)

2007 includes restructuring and impairment charges totaling $53 million, which excludes both the $6 million of noncontrolling interest income associated with the charges and $25 million in gains related to the sale of assets. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
NA	Not applicable

For 2008, operating income decreased $521 million to $589 million and the operating income rate decreased to 6.5% from 11.0%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for 2008 in comparison to 2007:

	2008	2007	%Change
	(in millions)
Victoria’s Secret Stores	$3,590	$3,720	(3%)
La Senza (a)	491	488	1%
Victoria’s Secret Direct	1,523	1,399	9%

Total Victoria’s Secret	5,604	5,607	—%
Bath & Body Works	2,374	2,494	(5%)
Express (b)	NA	659	NM
Limited Stores (b)	NA	211	NM

Total Apparel (b)	NA	870	NM
Other (c)	1,065	1,163	(8%)

Total Net Sales	$9,043	$10,134	(11%)

(a)	La Senza includes a $19 million decrease in net sales from 2007 to 2008 related to currency fluctuations.
(b)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(c)	Other includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.
NA	Not applicable
NM	Not meaningful

The following tables provide a reconciliation of net sales for 2007 to 2008:

	Victoria’s Secret	Bath & Body Works	Apparel	Other	Total
	(in millions)
2007 Net Sales	$5,607	$2,494	$870	$1,163	$10,134
Comparable Store Sales	(289)	(212)	—	—	(501)
Sales Associated with New, Closed, Divested and Non-comparable Remodeled Stores, Net	181	73	(870)	14	(602)
Foreign Currency Translation	(19)	—	—	—	(19)
Direct Channels	124	19	—	—	143
Mast Third-party Sales and Other	—	—	—	(112)	(112)

2008 Net Sales	$5,604	$2,374	$—	$1,065	$9,043

The following table compares 2008 comparable store sales to 2007:

	2008	2007
Victoria’s Secret Stores	(9%)	(2%)
La Senza	(3%)	6%

Total Victoria’s Secret	(8%)	(2%)
Bath & Body Works	(9%)	(4%)
Express (a)	NA	6%
Limited Stores (a)	NA	4%

Total Apparel (a)	NA	5%

Total Comparable Store Sales (b)	(9%)	(2%)

(a)	Reflects comparable store sales prior to the divestitures of Express and Limited Stores in July 2007 and August 2007, respectively.
(b)	Includes Henri Bendel.
NA	Not applicable

For 2008, our net sales decreased 11% to $9.043 billion and comparable store sales decreased 9%. The decrease in our net sales was primarily driven by the following:

Victoria’s Secret

For 2008, net sales remained relatively flat at $5.604 billion and comparable store sales decreased 8%. The net sales result was primarily driven by:

•

At Victoria’s Secret Direct, net sales increased 9% driven by improved performance in certain categories including swimwear and dresses and the impact of the 2007 operational issues at the new distribution center;

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

Apparel and Other

For 2008, gross profit decreased $250 million as a result of the divestitures of 75% equity interest in Express and Limited Stores in 2007.

General, Administrative and Store Operating Expenses

For 2008, our general, administrative and store operating expenses decreased 12% to $2.311 billion primarily driven by:

•	the Apparel divestitures in the second quarter of 2007;

•	the elimination of costs related to the technology joint venture that was closed in December 2007;

•	the elimination of costs related to the personal care joint venture that was sold in the first quarter of 2008; and

•	expense reductions across all segments, primarily in home office costs.

Partially offset by:

•	gains of $25 million related to the sale of assets in 2007.

The general, administrative and store operating expense rate decreased to 25.6% from 25.8% primarily driven by the factors cited above.

Impairment of Goodwill and Other Intangible Assets

In the fourth quarter of 2008, we recognized charges totaling $215 million related to the impairment of goodwill and trade name assets associated with our La Senza business. The impairment charges were based on our evaluation of the estimated fair value of the La Senza business and trade name assets as compared to their respective carrying values. Our evaluation concluded that as a result of the global economic downturn and the related negative impact on La Senza’s operating performance, the fair value of the La Senza business and trade name assets were below their carrying values as of the fourth quarter of 2008. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2008 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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

Provision for Income Taxes

For 2008, our effective tax rate increased to 51.5% from 36.4%. The increase in the rate resulted primarily from the 2008 impairment of goodwill and other intangible assets at La Senza, which was not deductible for income tax purposes.

Noncontrolling Interest

For 2008, noncontrolling interest decreased $18 million to $4 million. Noncontrolling interest represents the proportional share of net income or losses of consolidated, less than wholly owned subsidiaries attributable to the noncontrolling interest investor. The decrease is a result of the divestiture of a personal care joint venture in first quarter of 2008 and the closure of a technology joint venture in December 2007.

Results of Operations—Fourth Quarter of 2008 Compared to Fourth Quarter of 2007

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2008 in comparison to the fourth quarter of 2007:

	Fourth Quarter		Operating Income Rate
	2008	2007	2008	2007
	(in millions)
Victoria’s Secret (a) (b)	$(2)	$358	(0.1%)	18.9%
Bath & Body Works	209	296	21.0%	27.3%
Other (c) (d)	(54)	(33)	(24.2%)	(10.5%)

Total	$153	$621	5.1%	19.0%

(a)	2008 includes a $215 million impairment charge related to goodwill and other intangible assets for the La Senza business. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	2007 includes $48 million related to initial recognition of income for unredeemed gift cards for Victoria’s Secret.
(c)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.
(d)	2008 includes $23 million in restructuring charges. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

For the fourth quarter of 2008, operating income decreased $468 million to $153 million and the operating income rate decreased to 5.1% from 19.0%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the fourth quarter of 2008 in comparison to the fourth quarter of 2007:

Fourth Quarter	2008	2007	% Change
	(in millions)
Victoria’s Secret Stores	$1,185	$1,294	(8%)
La Senza (a)	133	166	(20%)
Victoria’s Secret Direct	449	433	4%

Total Victoria’s Secret	1,767	1,893	(7%)
Bath & Body Works	998	1,080	(8%)
Other (b)	226	303	(25%)

Total Net Sales	$2,991	$3,276	(9%)

(a)	La Senza includes a $31 million decrease in net sales from 2007 to 2008 related to currency fluctuations.
(b)	Other includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for the fourth quarter of 2007 to the fourth quarter of 2008:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2007 Net Sales	$1,893	$1,080	$303	$3,276
Comparable Store Sales	(128)	(107)	(2)	(237)
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	17	18	11	46
Foreign Currency Translation	(31)	—	—	(31)
Direct Channels	16	7	—	23
Mast Third-party Sales and Other	—	—	(86)	(86)

2008 Net Sales	$1,767	$998	$226	$2,991

The following table compares fourth quarter of 2008 comparable store sales to fourth quarter of 2007:

Fourth Quarter	2008	2007
Victoria’s Secret Stores	(10%)	(8%)
La Senza	(10%)	6%

Total Victoria’s Secret	(10%)	(8%)
Bath & Body Works	(11%)	(8%)

Total Comparable Store Sales (a)	(10%)	(8%)

(a)	Includes Henri Bendel.

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

Victoria’s Secret

For the fourth quarter of 2008, gross profit decreased primarily driven by:

•

At Victoria’s Secret Stores, gross profit decreased significantly driven by lower merchandise margin dollars as a result of the decline in net sales, including the impact of the initial recognition of gift card breakage in 2007, and increased promotional activity to drive sales and clear inventory. In addition, buying and occupancy expenses increased as a result of investments in our new and remodeled stores.

•

At Victoria’s Secret Direct, gross profit decreased as a result of a decline in merchandise margin dollars associated with increased promotional activity. Additionally, buying and occupancy expenses increased due to higher catalogue circulation;

•	At La Senza, gross profit decreased driven by a decrease in merchandise margin dollars due to unfavorable currency fluctuations and a comparable store sales decrease of 10%.

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

Impairment of Goodwill and Other Intangible Assets

In the fourth quarter of 2008, we recognized charges totaling $215 million related to the impairment of goodwill and trade name assets associated with our La Senza business. The impairment charges were based on our evaluation of the estimated fair value of the La Senza business and trade name assets as compared to their respective carrying values. Our evaluation concluded that as a result of the global economic downturn and the related negative impact on La Senza’s operating performance, the fair value of the La Senza business and trade name assets were below their carrying values as of the fourth quarter of 2008. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2008 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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

Interest Income

For the fourth quarter of 2008, our interest income decreased $4 million to $2 million. The decrease was primarily driven by a decrease in average effective interest rates which was the result of a general decline in interest rates and a change in our investment portfolio which shifted to U.S. government-backed securities.

Other Income (Loss)

For the fourth quarter of 2008, our other income decreased $10 million to $0. The decrease was primarily driven by lower income from our equity investment in Express. We divested 75% of our equity interest in Express in July 2007 and retained the remaining 25% as an equity method investment.

Provision for Income Taxes

For the fourth quarter of 2008, our effective tax rate increased to 85.4% from 34.2%. The increase in the rate resulted primarily from the impairment of goodwill and other intangible assets at La Senza, which was not deductible for income tax purposes.

FINANCIAL CONDITION

Liquidity and Capital Resources

Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and profit margins. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the fall months as inventory builds in anticipation of the holiday period.

The following table provides our outstanding debt as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Senior Secured Debt
Term Loan due August 2012. Variable Interest Rate of 4.28% as of January 30, 2010	$200	$750
5.30% Mortgage due August 2010	2	2

Total Senior Secured Debt	$202	$752
Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount	$485	$—
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount	$699	$698
$500 million, 5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount	499	499
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount	299	299
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount	191	299

Total Senior Unsecured Debt	$2,038	$2,145

Total	$2,725	$2,897

Issuance of 2019 Notes

In June 2009, we issued $500 million of 8.50% notes due in June 2019 (“2019 Notes”) through an institutional private placement offering. The 2019 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned subsidiaries (the “guarantors”). The net proceeds from the issuance were $473 million, which included an issuance discount of $16 million and transaction costs of $11 million.

We used the proceeds from the 2019 Notes to repurchase $108 million of our 2012 notes and to prepay $392 million of the Term Loan.

On November 10, 2009, we and the guarantors filed a registration statement with the SEC to register new notes with materially identical terms to the 2019 Notes. On December 15, 2009, we and the guarantors filed an amended registration statement to offer a public exchange of these notes. On January 29, 2010, the exchange offer expired with 100% of bondholders exchanging the 2019 Notes.

Repurchase of 2012 Notes

In June 2009, we repurchased $5 million of our $300 million notes due in December 2012 through open market transactions. In July 2009, we launched a tender offer for the remaining portion of the 2012 notes. In August 2009, we repurchased an additional $103 million of the 2012 notes through the tender offer for $101 million.

Credit Facility and Term Loan

2009 Activity

The following table details the prepayment activity in 2009 related to our Term Loan:

2009
(in millions)
Balance as of January 31, 2009	$750
July 2009 Prepayment	(125)
August 2009 Prepayment	(200)
September 2009 Prepayment	(67)
December 2009 Prepayment	(158)

Balance as of January 30, 2010	$200

On February 19, 2009, we amended our 5-Year Facility and Term Loan and we canceled a 364-Day Facility after determining it was no longer required. The amendment to the 5-Year Facility and the Term Loan included changes to both the fixed charge coverage and leverage covenants which provided additional flexibility. Under the amended covenants, we are required to maintain the fixed charge coverage ratio at 1.60 or above through fiscal year 2010 and 1.75 or above thereafter. The leverage ratio, which is debt compared to EBITDA, as those terms are defined in the agreement, must not exceed 5.0 through the third quarter of fiscal year 2010, 4.5 from the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011 and 4.0 thereafter. The amendment also increased the interest costs and fees associated with the 5-Year Facility and the Term Loan, provided for certain security interests as defined in the agreement and limited dividends, share repurchases and other restricted payments as defined in the agreement to $220 million per year with certain potential increases as defined in the agreement. The amendment did not impact the maturity dates of either the 5-Year Facility or the Term Loan.

We incurred fees related to the amendment of the 5-Year Facility and the Term Loan of $19 million. The fees associated with the 5-Year Facility amendment of $11 million were capitalized and are being amortized over the remaining term of the 5-Year Facility. The fees associated with the Term Loan amendment of $8 million were expensed in addition to unamortized fees related to the original agreement of $2 million. These charges are included within Interest Expense on the 2009 Consolidated Statement of Income.

The 5-Year Facility and Term Loan have several interest rate options, which are based in part on our long-term credit ratings. For the fourth quarter of 2009, the effective interest rate of the Term Loan, including the impact of the participating interest rate swap arrangements, was 6.88%. Fees payable under the 5-Year Facility are based on our long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 4.00% on any outstanding borrowings or letters of credit. As of January 30, 2010, there were no borrowings outstanding under the 5-Year Facility.

As discussed above, we prepaid $392 million of the Term Loan. In December 2009, we prepaid an additional $158 million of the Term Loan with cash on-hand. As of January 30, 2010, the remaining outstanding principal balance on the Term Loan was $200 million.

2010 Activity

In March 2010, we prepaid the remaining $200 million of the Term Loan with cash on hand and also entered into an amendment and restatement (the “Amendment”) of our 5-Year Facility. The Amendment reduces the aggregate amount of the commitments of the lenders under the 5-Year Facility from $1 billion to $927 million. The Amendment also extends the term on $800 million of the 5-Year Facility through August 1, 2014.

The Amendment also modifies the covenants limiting investments and restricted payments, as defined in the agreement, to provide that investments and restricted payments may be made, without limitation on amount, if

(a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists as defined in the agreement.

We incurred fees related to the amendment of the 5-Year Facility of $13 million, which were capitalized and will be amortized over the remaining term of the 5-Year Facility.

Letters of Credit and Commercial Paper Programs

The 5-Year Facility supports our commercial paper and letter of credit programs. We have $65 million of outstanding letters of credit as of January 30, 2010 that reduce our remaining availability under our amended credit agreements. No commercial paper was outstanding as of January 30, 2010 and January 31, 2009.

Working Capital and Capitalization

We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of January 30, 2010, January 31, 2009 and February 2, 2008:

	January 30, 2010	January 31, 2009	February 2, 2008
	(in millions)
Cash Provided by Operating Activities	$1,174	$954	$765
Capital Expenditures	202	479	749
Working Capital	1,928	1,612	1,545
Capitalization:
Long-term Debt	2,723	2,897	2,905
Shareholders’ Equity	2,183	1,874	2,219

Total Capitalization	4,906	4,771	5,124
Additional Amounts Available Under Credit Agreements (a) (b)	935	1,300	1,500

(a)	On February 19, 2009, we cancelled the 364-Day Facility, thereby reducing the amount available under credit agreements to $1 billion as of that date.
(b)	As part of the February 19, 2009 amendment to the 5-Year Facility, letters of credit issued subsequent to the amendment reduce our remaining availability under the 5-Year Facility. As of January 30, 2010, we have outstanding $65 million of letters of credit that reduce our remaining availability under the 5-Year Facility.

The following table provides certain measures of liquidity and capital resources as of January 30, 2010, January 31, 2009 and February 2, 2008:

	January 30, 2010	January 31, 2009	February 2, 2008
Debt-to-equity Ratio (a)	125%	155%	131%
Debt-to-capitalization Ratio (b)	55%	61%	57%
Cash Flow to Capital Investment (c)	581%	199%	102%

(a)	Long-term debt divided by shareholders’ equity
(b)	Long-term debt divided by total capitalization
(c)	Net cash provided by operating activities divided by capital expenditures

Credit Ratings

The following table provides our credit ratings as of January 30, 2010:

	Moody’s(a)	S&P(b)	Fitch
Senior Secured Debt	Ba2	BB	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba2	BB	BB
Senior Unsecured Debt	Ba3	BB-	BB
Outlook	Stable	Negative	Negative

(a)	In March 2010, Moody’s upgraded our Senior Unsecured Debt with Subsidiary Guarantee rating to Ba1 from Ba2. In addition, Moody’s changed their outlook to Positive from Stable.
(b)	In March 2010, S&P changed their outlook to Stable from Negative.

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

Common Stock Share Repurchases

In October 2008, our Board of Directors authorized management to repurchase $250 million of our outstanding common stock. In 2008, we repurchased 19.0 million shares of our common stock for $219 million at an average price per share of approximately $11.48. In 2009, no additional shares were purchased.

In March 2010, our Board of Directors approved a new repurchase program of $200 million and cancelled our previous $250 million share repurchase program, which had $31 million remaining.

Dividend Policy and Procedures

We currently pay a common stock dividend of $0.15 per share in cash each quarter. Our Board of Directors will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time.

In March 2010, the Company’s Board of Directors declared a special dividend of $1 per share. The special dividend will be distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010.

Treasury Share Retirement

In January 2010, we retired 201 million shares of our Treasury Stock to reduce the related administrative expense. The retirement resulted in a reduction of $4.641 billion in Treasury Stock, $101 million in the par value of Common Stock, $1.545 billion in Paid-in Capital and $2.995 billion in Retained Earnings.

Cash Flow

The following table provides a summary of our cash flow activity for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008:

	2009	2008	2007
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,173	$1,018	$500

Net Cash Flows Provided by Operating Activities	1,174	954	765
Net Cash Flows Provided by (Used For) Investing Activities	(162)	(240)	30
Net Cash Flows Used For Financing Activities	(387)	(562)	(279)
Effect of Exchange Rate Changes on Cash	6	3	2

Net Increase in Cash and Cash Equivalents	631	155	518

Cash and Cash Equivalents, End of Year	$1,804	$1,173	$1,018

Operating Activities

Net cash provided by operating activities in 2009 was $1.174 billion. Net income of $448 million included $393 million of depreciation and amortization. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant working capital change was a $156 million increase in operating cash flow associated with a reduction in inventories. Inventory levels decreased compared to 2008 due to a concerted effort to control and reduce inventory levels across the enterprise.

Net cash provided by operating activities in 2008 was $954 million. Net income of $216 million included (a) $377 million of depreciation and amortization, (b) a $215 million impairment of goodwill and other intangible assets and (c) a $109 million net gain on joint ventures. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant working capital change was a $103 million increase in operating cash flow associated with a reduction in accounts receivable due primarily to reduced sourcing and other transition services billings to Express and Limited Stores.

Net cash provided by operating activities in 2007 was $765 million consisting primarily of net income of $696 million. Net income included (a) $385 million of depreciation and amortization, (b) the $302 million gain on divestiture of Express, and (c) the $100 million gain on distribution from Easton Town Center, LLC. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant working capital change was a $337 million increase in operating cash flow associated with a reduction in inventories. Inventory levels decreased compared to 2006 due to a concerted effort to control and reduce inventory levels across the enterprise and due to reductions in safety stocks at Bath & Body Works that increased during 2006 in connection with the 2006 supply chain system conversion. Accounts receivable increased due to the Apparel divestitures, which caused Mast’s accounts receivable from Express and Limited Stores to be recognized as third-party receivables on our balance sheet.

Investing Activities

Net cash used for investing activities in 2009 was $162 million consisting primarily of $202 million of capital expenditures partially offset by $32 million of proceeds related to the sale of an asset. The capital expenditures included $163 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

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

We anticipate spending approximately $250 million to $300 million for capital expenditures in 2010 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 50 new stores primarily in Canada.

Financing Activities

Net cash used for financing activities in 2009 was $387 million consisting primarily of the prepayment of $550 million of our Term Loan, quarterly dividend payments of $0.15 per share, or $193 million, cash payments of $106 million to repurchase 2012 notes and $19 million of costs related to the amendment of our 5-Year Facility and Term Loan in February 2009. These were partially offset by the net proceeds of $473 million from the issuance of $500 million of notes.

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

Contingent Liabilities and Contractual Obligations

The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 30, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$4,910	$192	$765	$828	$3,125	$—
Operating Leases Obligations (b)	3,132	478	840	699	1,115	—
Purchase Obligations (c)	1,225	1,073	24	16	112	—
Other Liabilities (d)	342	36	15	3	—	288

Total	$9,609	$1,779	$1,644	$1,546	$4,352	$288

(a)

Long-term debt obligations relate to our principal and interest payments for outstanding notes, debentures, Term Loan and line of credit borrowings. Interest payments have been estimated based on the coupon rate for fixed rate obligations and the variable rate, including the impact of the participating interest rate swap arrangement, in effect as of January 30, 2010 for the Term Loan. Interest obligations exclude amounts which have been accrued through January 30, 2010. For additional information, see Note 12 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(b)	Operating lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 16 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)	Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(d)	Other liabilities primarily includes future payments relating to our nonqualified supplemental retirement plan of $168 million and have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the company or otherwise requests an in-service distribution. In addition, Other Liabilities also includes future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $25 million because it is reasonably possible that the payments could change in the next twelve months due to audit settlements or resolution of uncertainties. The remaining portion of $120 million is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For additional information, see Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $135 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

The following table details the guaranteed lease payments during the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2010	$36
2011	30
2012	22
2013	20
2014	15
Thereafter	12

Total	$135

In April 2008, we received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of our contingent liability for guaranteed future lease payments of Express. We can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through November 1, 2010, the expiration date of the letter of credit, consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $6 million as of January 30, 2010.

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) in effect at the time of these divestitures. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit),

Limited Stores and New York & Company totaled $84 million and $94 million as of January 30, 2010 and January 31, 2009, respectively. The estimated fair value of these guarantee obligations was $9 million and $15 million as of January 30, 2010 and January 31, 2009, respectively, and is included in Other Long-term Liabilities on our Consolidated Balance Sheets. The decrease in the fair value from January 31, 2009 to January 30, 2010 reflects the impact of the current economic environment and our assessment of the risk of default on the guaranteed lease payments.

Our guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to the fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. As of January 30, 2010 and January 31, 2009, we had no liability recorded with respect to any of the guarantee obligations as we concluded that payment under these guarantees was not probable.

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

Subsequent Events

In May 2009, the FASB issued authoritative guidance included in ASC Subtopic 855, Subsequent Events, which incorporates guidance on subsequent events into authoritative accounting literature and clarifies the time following the balance sheet date that must be considered for subsequent events disclosures in the financial statements. In the second quarter of 2009, we adopted this guidance which requires disclosure of the date through which subsequent events have been reviewed. This guidance did not change our procedures for reviewing subsequent events. In February 2010, the FASB issued Accounting Standards Update 2010-09 to amend ASC Subtopic 855, Subsequent Events, to not require disclosure of the date through which management evaluated subsequent events in the financial statements for either originally issued financial statements or reissued financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued authoritative guidance included in ASC Subtopic 815, Derivatives and Hedging, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. This guidance amends and expands previously released authoritative guidance and became effective prospectively beginning in 2009. In the first quarter of 2009, we adopted this guidance. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Consolidation

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

In January 2010, the FASB issued Accounting Standards Update 2010-06, which amends ASC Subtopic 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. The clarification of existing disclosure guidance includes further disaggregation of fair value measurement disclosures for each class of assets and liabilities and providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which will be effective for fiscal years beginning after December 15, 2010. We will adopt this guidance for the fiscal period beginning January 31, 2010, except for the new disclosure regarding the activity in Level 3 measurements, which we will adopt for the fiscal period beginning January 30, 2011.

Impact of Inflation

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on the results of operations and financial condition have been minor.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long-lived assets, claims and contingencies, income taxes and revenue recognition. Management bases our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Management has discussed the development and selection of our critical accounting policies and estimates with the Audit Committee of our Board of Directors and believes the following assumptions and estimates are most significant to reporting our results of operations and financial position.

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

Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $3 million for 2009. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for 2009.

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

Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The impairment review is performed by comparing the carrying value to the estimated fair value, usually determined by the estimated discounted future cash flows of the asset.

The Company estimates the fair value of property and equipment, goodwill and intangible assets in accordance with the provisions of ASC Subtopic 820, Fair Value Measurements and Disclosures. If future economic conditions are different than those projected by management, future impairment charges may be required.

Impairment of La Senza Goodwill and Other Intangible Assets

In conjunction with the January 2007 acquisition of La Senza, we recorded $313 million in goodwill and $170 million in trade name and other intangible assets. These assets are included in the La Senza reporting unit which is part of the Victoria’s Secret segment.

Impairment Recognized

2008

In the latter half of 2008, La Senza was negatively impacted by the global economic downturn and the resulting impact on the Canadian retail environment. As a result, La Senza’s operating results deteriorated significantly, particularly when compared to our expectations at the time of acquisition. In the fourth quarter of 2008, we concluded that the goodwill and certain trade name assets related to the La Senza acquisition were impaired and recorded impairment charges of $189 million and $26 million related to the goodwill and trade name assets, respectively. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2008 Consolidated Statement of Income.

2009

In the fourth quarter of 2009, we concluded that certain trade names would no longer be utilized within the La Senza business. As a result, we recorded an impairment charge of $3 million. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2009 Consolidated Statement of Income.

Impairment Testing—Goodwill

We evaluated La Senza’s goodwill by comparing the carrying value of the La Senza reporting unit to the estimated fair value of the reporting unit derived using a discounted cash flow methodology. We corroborated the estimated fair value of the La Senza reporting unit as determined by our discounted cash flow approach by referencing a market-based methodology.

2008

Based on our 2008 evaluation, the carrying value of the La Senza reporting unit exceeded the estimated fair value. As a result, we measured the goodwill impairment by comparing the carrying value of the reporting unit’s goodwill to the implied value of the goodwill based on the estimated fair value of the reporting unit, considering the fair value of all assets and liabilities. As a result of this analysis, we recognized a goodwill impairment charge of $189 million in 2008.

2009

Our 2009 evaluation indicated that the fair value of the La Senza reporting unit was in excess of the carrying value. As a result, we were not required to calculate the implied value of goodwill and no impairment was recognized. Reasonable changes in the significant estimates and assumptions used to determine the fair value would not have resulted in a goodwill impairment in the La Senza reporting unit.

Impairment Testing—Trade names

We evaluated the La Senza trade name assets by comparing the carrying value to the estimated fair value determined using a relief from royalty methodology.

2008

Based on our 2008 evaluation, the carrying value of certain La Senza trade name assets exceeded their estimated fair value and, as a result, we recognized trade name impairment charges of $26 million in 2008.

2009

In the fourth quarter of 2009, we made the decision to exit the La Senza Girl business and recorded an impairment charge of $3 million related to the La Senza Girl trade name and other minor sub-brands. Our 2009 evaluation of the overall La Senza trade name indicated that the fair value was in excess of the carrying value. As a result, no impairment was recognized with regards to this asset.

Significant Estimates and Assumptions

Our determination of the estimated fair value of the La Senza reporting unit and trade name assets requires significant judgments about economic factors, industry factors, our views regarding the future prospects of the La Senza reporting unit as well as numerous estimates and assumptions that are highly subjective. The estimates and assumptions critical to the overall fair value estimates include: (i) estimated future cash flow generated by La Senza; (ii) discount rates used to derive the present value factors used in determining the fair values; and (iii) the terminal value assumption used in the discounted cash flow methodologies; and (iv) the royalty rate assumption used in the relief from royalty valuation methodology. These and other estimates and assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. If future economic conditions are different than those projected by management, additional future impairment charges may be required.

Sensitivity Analysis

The following provides sensitivities to our 2009 significant estimates and assumptions as noted above:

•	a 10% decrease in estimated future cash flows would result in a $23 million increase in the trade name impairment charges.

•	a 1% increase in the discount rate would result in a $12 million increase in the trade name impairment charges.

•	a 10% decrease in the terminal value assumption would result in a $10 million increase in the trade name impairment charges.

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

We follow the authoritative guidance included in ASC Subtopic 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties related to uncertain tax positions in income tax expense.

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

Foreign Exchange Rate Risk

Our foreign exchange rate translation exposure is primarily the result of the January 2007 acquisition of La Senza Corporation, whose operations are conducted primarily in Canada. To mitigate the translation risk to our earnings and the fair value of our investment in La Senza associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk to La Senza’s net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate.

In addition, our Canadian dollar denominated earnings are subject to U.S. dollar-Canadian dollar exchange rate risk as substantially all of our merchandise sold in Canada is sourced through U.S. dollar transactions.

Interest Rate Risk

Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is comprised of U.S. and Canadian government obligations, U.S. Treasury and AAA-rated money market funds, bank time deposits, and highly-rated commercial paper. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.

All of our long-term debt as of January 30, 2010 has fixed interest rates with the exception of our Term Loan. Thus, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The Term Loan contains a variable interest rate that fluctuates based on changes in an underlying benchmark interest rate and changes in our credit rating. In January 2008, we executed a participating interest rate swap arrangement which limited our exposure to increases in the benchmark interest rate while allowing us to partially participate in any decreases in the benchmark interest rate. In March 2010, we prepaid the remaining $200 million of the Term Loan and terminated the remaining portion of the participating interest rate swap arrangement.

Fair Value of Financial Instruments

As of January 30, 2010, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Long-term Debt:
Carrying Value	$2,725	$2,897
Fair Value, Estimated (a)	2,690	2,113
Aggregate Fair Value of Cross-currency Swap Arrangements (b)	34	(26)
Fair Value of Participating Interest Rate Swap Arrangement (b)	10	30

(a)	The estimated fair value of our publicly traded debt is based on quoted market prices. The estimated fair value of our Term Loan is equal to its carrying value. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
(b)	Swap arrangements are in an (asset) liability position.

The increase in estimated fair value of our long-term debt from January 31, 2009 to January 30, 2010 reflects the decrease in volatility in the credit markets in comparison to 2008. The change in fair value of the cross-currency swap arrangements from January 31, 2009 to January 30, 2010 is primarily due to the fluctuations in the U.S. dollar-Canadian dollar exchange rate. The change in fair value of the participating interest rate swap arrangement from January 31, 2009 to January 30, 2010 is primarily due to the termination and settlement of portions of the participating interest rate swap arrangements in conjunction with prepayments of our Term Loan throughout 2009.

Concentration of Credit Risk

We maintain cash and cash equivalents with various major financial institutions, as well as corporate commercial paper. Currently, our investment portfolio is comprised of U.S. and Canadian government obligations, U.S. Treasury and AAA-rated money market funds, bank time deposits, and highly-rated commercial paper.

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

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Limited Brands, Inc. cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

•	general economic conditions, consumer confidence and consumer spending patterns;

•	the global economic crisis and its impact on our suppliers, customers and other counterparties;

•	the impact of the global economic crisis on our liquidity and capital resources;

•	the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms;

•	the seasonality of our business;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to expand into international markets;

•	independent licensees;

•	our direct channel business;

•	our failure to protect our reputation and our brand images;

•	our failure to protect our trade names, trademarks and patents;

•

market disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;

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

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified employees and manage labor costs;

•	our reliance on foreign sources of production, including risks related to:

•	political instability;

•	duties, taxes, other charges on imports;

•	legal and regulatory matters;

•	volatility in currency and exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and related pricing impacts;

•	the disruption of imports by labor disputes; and

•	changing expectations regarding product safety due to new legislation.

•	the possible inability of our manufacturers to deliver products in a timely manner or meet quality standards;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	self-insured risks;

•	our ability to implement and sustain information technology systems;

•	our failure to comply with regulatory requirements;

•	tax matters; and

•	legal and compliance matters.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIMITED BRANDS, INC.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2009, 2008 and 2007 represent the 52 week period ending January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 30, 2010.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of

Limited Brands, Inc.:

We have audited Limited Brands, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limited Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Limited Brands, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related Consolidated Statements of Income, Total Equity, and Cash Flows for each of the three years in the period ended January 30, 2010 of Limited Brands, Inc. and subsidiaries, and our report dated March 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 26, 2010

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Shareholders of

Limited Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009, and the related Consolidated Statements of Income, Total Equity, and Cash Flows for each of the three years in the period ended January 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limited Brands, Inc. and subsidiaries at January 30, 2010 and January 31, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board Accounting Standards Codification Topic 740, Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limited Brands, Inc. and subsidiaries’ internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 26, 2010

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

	2009	2008	2007
Net Sales	$8,632	$9,043	$10,134
Costs of Goods Sold, Buying and Occupancy	(5,604)	(6,037)	(6,625)

Gross Profit	3,028	3,006	3,509
General, Administrative and Store Operating Expenses	(2,166)	(2,311)	(2,616)
Impairment of Goodwill and Other Intangible Assets	(3)	(215)	(13)
Gain on Divestiture of Express	—	—	302
Loss on Divestiture of Limited Stores	—	—	(72)
Net Gain on Joint Ventures	9	109	—

Operating Income	868	589	1,110
Interest Expense	(237)	(181)	(149)
Interest Income	2	18	18
Other Income	17	23	128

Income Before Income Taxes	650	449	1,107
Provision for Income Taxes	202	233	411

Net Income	448	216	696
Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	(4)	(22)

Net Income Attributable to Limited Brands, Inc.	$448	$220	$718

Net Income Attributable to Limited Brands, Inc. Per Basic Share	$1.39	$0.66	$1.91

Net Income Attributable to Limited Brands, Inc. Per Diluted Share	$1.37	$0.65	$1.89

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	January 30, 2010	January 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,804	$1,173
Accounts Receivable, Net	219	236
Inventories	1,037	1,182
Deferred Income Taxes	30	77
Other	160	199

Total Current Assets	3,250	2,867
Property and Equipment, Net	1,723	1,929
Goodwill	1,442	1,426
Trade Names and Other Intangible Assets, Net	594	580
Other Assets	164	170

Total Assets	$7,173	$6,972

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$488	$494
Accrued Expenses and Other	693	669
Income Taxes	141	92

Total Current Liabilities	1,322	1,255
Deferred Income Taxes	213	213
Long-term Debt	2,723	2,897
Other Long-term Liabilities	731	732
Shareholders’ Equity:
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 323 and 524 shares issued; 323 and 321 shares outstanding, respectively	161	262
Paid-in Capital	—	1,544
Accumulated Other Comprehensive Income (Loss)	(15)	(28)
Retained Earnings	2,037	4,777
Less: Treasury Stock, at Average Cost; 0 shares in 2009 and 203 shares in 2008	—	(4,681)

Total Limited Brands, Inc. Shareholders’ Equity	2,183	1,874

Noncontrolling Interest	1	1

Total Equity	2,184	1,875

Total Liabilities and Equity	$7,173	$6,972

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in millions except per share amounts)

	Common Stock		Paid- In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity
	Shares Outstanding	Par Value
Balance, February 3, 2007	398	$262	$1,565	$(17)	$4,277	$(3,132)	$71	$3,026

Capital Contributions from Noncontrolling Interest and Other	—	—	—	—	—	—	6	6
Adoption of Financial Accounting Standards Board Accounting Standards Codification Subtopic 740, Income Taxes	—	—	—	—	(10)	—	—	(10)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	—	718	—	(22)	696
Foreign Currency Translation	—	—	—	37	—	—	—	37
Unrealized Loss on Cash Flow Hedges	—	—	—	(64)	—	—	—	(64)
Reclassification of Cash Flow Hedges to Earnings	—	—	—	75	—	—	—	75

Total Comprehensive Income (Loss)	—	—	—	48	718	—	(22)	744
Cash Dividends ($0.60 per share)	—	—	—	—	(227)	—	—	(227)
Repurchase of Common Stock	(59)	—	—	—	—	(1,410)	—	(1,410)
Exercise of Stock Options and Other	7	—	(15)	—	—	160	—	145

Balance, February 2, 2008	346	$262	$1,550	$31	$4,758	$(4,382)	$55	$2,274

Capital Contributions from Noncontrolling Interest and Other	—	—	—	—	—	—	4	4
Divestiture of Personal Care Business	—	—	—	—	—	—	(54)	(54)
Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	—	220	—	(4)	216
Foreign Currency Translation	—	—	—	(34)	—	—	—	(34)
Unrealized Gain on Cash Flow Hedges	—	—	—	65	—	—	—	65
Reclassification of Cash Flow Hedges to Earnings	—	—	—	(90)	—	—	—	(90)

Total Comprehensive Income (Loss)	—	—	—	(59)	220	—	(4)	157
Cash Dividends ($0.60 per share)	—	—	—	—	(201)	—	—	(201)
Repurchase of Common Stock	(28)	—	—	—	—	(371)	—	(371)
Exercise of Stock Options and Other	3	—	(6)	—	—	72	—	66

Balance, January 31, 2009	321	$262	$1,544	$(28)	$4,777	$(4,681)	$1	$1,875

Comprehensive Income (Loss):
Net Income (Loss)	—	—	—	—	448	—	—	448
Foreign Currency Translation	—	—	—	(2)	—	—	—	(2)
Unrealized Loss on Cash Flow Hedges	—	—	—	(56)	—	—	—	(56)
Reclassification of Cash Flow Hedges to Earnings	—	—	—	71	—	—	—	71

Total Comprehensive Income (Loss)	—	—	—	13	448	—	—	461
Cash Dividends ($0.60 per share)	—	—	—	—	(193)	—	—	(193)
Treasury Share Retirement	—	(101)	(1,545)	—	(2,995)	4,641	—	—
Exercise of Stock Options and Other	2	—	1	—	—	40	—	41

Balance, January 30, 2010	323	$161	$—	$(15)	$2,037	$—	$1	$2,184

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2009	2008	2007
Operating Activities
Net Income	$448	$216	$696
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	393	377	385
Amortization of Landlord Allowances	(36)	(34)	(33)
Goodwill and Intangible Asset Impairment Charges	3	215	13
Deferred Income Taxes	49	46	(5)
Excess Tax Benefits From Share-based Compensation	—	(2)	(28)
Share-based Compensation Expense	40	35	44
Net Gain on Joint Ventures	(9)	(109)	—
Gain on Distribution from Express	—	(13)	—
Gain on Divestiture of Express	—	—	(302)
Loss on Divestiture of Limited Stores	—	—	72
Gain on Distribution from Easton Town Center, LLC	—	—	(100)
Gains on Sales of Assets	—	—	(37)
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisitions:
Accounts Receivable	22	103	(192)
Inventories	156	45	337
Accounts Payable, Accrued Expenses and Other	17	(39)	(152)
Income Taxes Payable	44	(39)	(31)
Other Assets and Liabilities	47	153	98

Net Cash Provided by Operating Activities	1,174	954	765

Investing Activities
Capital Expenditures	(202)	(479)	(749)
Net Proceeds from the Divestiture of Joint Venture	9	159	—
Return of Capital from Express	—	95	—
Proceeds from the Divestiture of Express, Net	—	—	547
Proceeds from the Distribution from Easton Town Center, LLC	—	—	102
Proceeds from Sale of Assets	32	—	97
Other Investing Activities	(1)	(15)	33

Net Cash (Used for) Provided by Investing Activities	(162)	(240)	30

Financing Activities
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	473	—	1,247
Payments of Long-term Debt	(656)	(15)	(7)
Financing Costs Related to the Amendment of 5-Year Facility and Term Loan	(19)	—	—
Repurchase of Common Stock	—	(379)	(1,402)
Dividends Paid	(193)	(201)	(227)
Excess Tax Benefits from Share-based Compensation	—	2	28
Proceeds From Exercise of Stock Options and Other	8	31	82

Net Cash Used for Financing Activities	(387)	(562)	(279)

Effects of Exchange Rate Changes on Cash	6	3	2
Net Increase in Cash and Cash Equivalents	631	155	518
Cash and Cash Equivalents, Beginning of Year	1,173	1,018	500

Cash and Cash Equivalents, End of Year	$1,804	$1,173	$1,018

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Limited Brands, Inc. (the Company) operates in the highly competitive specialty retail business. The Company is a retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through specialty retail stores in the United States and Canada, which are primarily mall-based, and through its websites, catalogue and other channels. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Pink

•	La Senza

•	Bath & Body Works

•	C. O. Bigelow

•	The White Barn Candle Company

•	Henri Bendel

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2009”, “2008” and “2007” refer to the 52-week periods ending January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Consolidated Financial Statements include the results of Express and Limited Stores through their divestiture dates which were July 6, 2007 and August 3, 2007, respectively.

The Company’s Consolidated Financial Statements also include less than 100% owned variable interest entities in which the Company is designated as the primary beneficiary.

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

Cash and Cash Equivalents

Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which amounted to $76 million as of January 30, 2010 and $86 million as of January 31, 2009, are included in Accounts Payable on the Consolidated Balance Sheets.

Concentration of Credit Risk

The Company maintains cash and cash equivalents with various major financial institutions, as well as corporate commercial paper. Currently, the Company’s investment portfolio is comprised of U.S. and Canadian government obligations, U.S. Treasury and AAA-rated money market funds, bank time deposits, and highly-rated commercial paper.

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

Catalogue and Advertising Costs

The Company capitalizes the direct costs of producing and distributing its catalogues and amortizes the costs over the expected future revenue stream, which is generally over a three month period from the date the catalogues are mailed.

The Company’s capitalized direct response advertising costs amounted to $19 million and $27 million as of January 30, 2010 and January 31, 2009, respectively, and are included in Other Current Assets on the Consolidated Balance Sheets. All other advertising costs are expensed at the time the promotion first appears in media or in the store. Catalogue and advertising costs amounted to $459 million for 2009, $502 million for 2008 and $507 million for 2007.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. The Company estimates the fair value of property and equipment in accordance with the provisions of ASC Subtopic 820, Fair Value Measurements and Disclosures.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill is not subject to periodic amortization. Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The impairment review is performed by comparing each reporting unit’s carrying value to its estimated fair value, determined through either estimated discounted future cash flows or market-based methodologies. If the carrying value exceeds the estimated fair value, the Company determines the fair value of all assets and liabilities of the reporting unit, including the implied fair value of goodwill. If the carrying value of goodwill exceeds the implied fair value, the Company recognizes an impairment charge equal to the difference.

Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The impairment review is performed by comparing the carrying value to the estimated fair value, usually determined by the estimated discounted future cash flows of the asset.

The Company estimates the fair value of goodwill and intangible assets in accordance with the provisions of ASC Subtopic 820, Fair Value Measurements and Disclosures. If future economic conditions are different than those projected by management, future impairment charges may be required.

Leases and Leasehold Improvements

The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements amounted to $97 million as of January 30, 2010 and $90 million as of January 31, 2009. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company receives allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The deferred lease credit is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period) and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which amounted to $210 million as of January 30, 2010 and $224 million as of January 31, 2009, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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

Foreign Currency Translation

The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments are recorded as a component of Accumulated Other Comprehensive Income (Loss) within the Consolidated Statements of Total Equity.

Derivative Financial Instruments

The Company uses derivative instruments designated as cash flow hedges and non-designated derivative instruments to manage exposure to foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading purposes. All derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value. For additional information, see Note 14, “Fair Value Measurements.”

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

Fair Value of Financial Instruments

The authoritative guidance included in ASC Subtopic 820, Fair Value Measurements and Disclosure, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This authoritative guidance further establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted market prices in active markets for identical assets or liabilities.

•

Level 2—Observable inputs other than quoted market prices included in Level 1, such as quoted prices of similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

The Company follows the authoritative guidance included in ASC Subtopic 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

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

Noncontrolling Interest

Noncontrolling interest represents the portion of equity interests of consolidated affiliates not owned by the Company.

Share-based Compensation

The Company accounts for share-based employee compensation in accordance with authoritative guidance included in ASC Subtopic 718, Compensation—Stock Compensation, which requires all share-based payments to employees and directors to be recognized in the financial statements as compensation cost over the service period based on their estimated fair value on the date of grant.

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

During 2007, 2008 and 2009, the Company followed a policy of issuing treasury shares to satisfy award exercises or conversions.

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

Costs of Goods Sold, Buying and Occupancy

The Company’s costs of goods sold include merchandise costs, net of discounts and allowances, freight and inventory shrinkage. The Company’s buying and occupancy expenses primarily include payroll, benefit costs and operating expenses for its buying departments and distribution network, rent, common area maintenance, real estate taxes, utilities, maintenance, fulfillment expenses, catalogue amortization and depreciation for the Company’s stores, warehouse facilities and equipment.

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

2. New Accounting Pronouncements and Changes in Accounting Principle

New Accounting Pronouncements

Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Subtopic 105, Generally Accepted Accounting Principles, which reorganizes the thousands of U.S. GAAP pronouncements into roughly 90 accounting topics and displays all topics using a consistent structure. It also includes relevant Securities and Exchange Commission (“SEC”) guidance that follows the same topical structure in separate sections in the Codification. In the third quarter of 2009, the Company changed its historical U.S. GAAP references to comply with the Codification. The adoption of this guidance did not impact the Company’s results of operations, financial condition or liquidity since the Codification is not intended to change or alter existing U.S. GAAP.

Subsequent Events

In May 2009, the FASB issued authoritative guidance included in ASC Subtopic 855, Subsequent Events, which incorporates guidance on subsequent events into authoritative accounting literature and clarifies the time following the balance sheet date that must be considered for subsequent events disclosures in the financial statements. In the second quarter of 2009, the Company adopted this guidance which requires disclosure of the date through which subsequent events have been reviewed. This guidance did not change the Company’s procedures for reviewing subsequent events. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 to amend ASC Subtopic 855, Subsequent Events, to not require disclosure of the date through which management evaluated subsequent events in the financial statements for either originally issued financial statements or reissued financial statements.

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued authoritative guidance included in ASC Subtopic 815, Derivatives and Hedging, which requires disclosures about the fair value of derivative instruments and their gains or losses in tabular format as well as disclosures regarding credit-risk-related contingent features in derivative agreements, counterparty credit risk and strategies and objectives for using derivative instruments. This guidance amends and expands previously released authoritative guidance and became effective prospectively beginning in 2009. In the first quarter of 2009, the Company adopted this guidance. For additional information, see Note 13, “Derivative Instruments.”

Consolidation

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

Accordingly, as of February 3, 2008, the Company adopted the authoritative guidance for financial assets and liabilities only on a prospective basis. As of February 1, 2009, the Company adopted the remaining provisions. The adoption of this guidance did not have a significant impact on the Company’s results of operations, financial condition or liquidity. For additional information, see Note 14, “Fair Value Measurements.”

In January 2010, the FASB issued Accounting Standard Update 2010-06, which amends ASC Subtopic 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. The clarification of existing disclosure guidance includes further disaggregation of fair value measurement disclosures for each class of assets and liabilities and providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company will adopt this guidance for the fiscal period beginning January 31, 2010, except for the new disclosure regarding the activity in Level 3 measurements, which the Company will adopt for the fiscal period beginning January 30, 2011.

Changes in Accounting Principle

Income Taxes

Effective February 4, 2007, the Company adopted authoritative guidance included in ASC Subtopic 740, Income Taxes. Upon adoption, the Company recognized an additional $10 million liability for unrecognized tax benefits, which was accounted for as a reduction to the Company’s opening balance of retained earnings on February 4, 2007. For additional information, see Note 11, “Income Taxes.”

3. Earnings Per Share

Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2009, 2008 and 2007:

	2009	2008	2007
	(in millions)
Weighted-average Common Shares:
Issued Shares	524	524	524
Treasury Shares	(202)	(189)	(149)

Basic Shares	322	335	375
Effect of Dilutive Options and Restricted Stock	5	2	5

Diluted Shares	327	337	380

Anti-dilutive Options (a)	12	15	9

(a)	These options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

4. Divestitures

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

Express

On July 6, 2007, the Company completed the divestiture of 75% of its ownership interest in Express to affiliates of Golden Gate Capital for pre-tax net cash proceeds of $547 million. The Company recorded a pre-tax gain on the divestiture of $302 million. For additional information, see Note 9, “Equity Investments and Other.”

Limited Stores

On August 3, 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores to affiliates of Sun Capital. As part of the agreement, Sun Capital contributed $50 million of equity capital into the business and arranged a $75 million credit facility. The Company recorded a pre-tax loss on the divestiture of $72 million. For additional information, see Note 9, “Equity Investments and Other.”

5. Restructuring Activities

2008

During the fourth quarter of 2008, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the current retail environment. This program resulted in the elimination of approximately 400 positions (or 10%) of the Company’s corporate and home office headcount. The Company recognized a pre-tax charge consisting of severance and related costs of $23 million for the fiscal year ended January 31, 2009. These costs are included in General, Administrative and Store Operating Expenses on the 2008 Consolidated Statement of Income. The Company made cash payments of $15 million in 2009 related to this restructuring program. In addition, the liability was further reduced by $2 million in 2009 related to changes in estimates. The remaining balance of $6 million is included in Accrued Expenses and Other on the Consolidated Balance Sheet as of January 30, 2010.

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

6. Inventories

The following table provides inventories as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Finished Goods Merchandise	$973	$1,101
Raw Materials and Merchandise Components	64	81

Total Inventories	$1,037	$1,182

During the second quarter of 2007, the Company recognized a pre-tax charge of $19 million related to excess raw material and component inventory at Bath & Body Works. This cost was included in Cost of Goods Sold, Buying and Occupancy on the 2007 Consolidated Statement of Income.

7. Property and Equipment, Net

The following table provides property and equipment, net as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Land	$60	$60
Buildings and Improvements	390	392
Furniture, Fixtures, Software and Equipment	2,429	2,375
Leaseholds and Improvements	1,151	1,085
Construction in Progress	28	119

Total	4,058	4,031
Accumulated Depreciation and Amortization	(2,335)	(2,102)

Property and Equipment, Net	$1,723	$1,929

Depreciation expense was $387 million in 2009 and $371 million in both 2008 and 2007.

8. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for the fiscal years ended January 30, 2010 and January 31, 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
Balance as of February 2, 2008	$1,057	$628	$48	$1,733
Divestiture	—	—	(48)	(48)
Impairment	(189)	—	—	(189)
Foreign Currency Translation	(70)	—	—	(70)

Balance as of January 31, 2009	798	628	—	1,426

Foreign Currency Translation	16	—	—	16

Balance as of January 30, 2010	$814	$628	$—	$1,442

Intangible Assets—Indefinite Lives

Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $566 million as of January 30, 2010 and $548 million as of January 31, 2009 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets—Finite Lives

The following table provides intangible assets with finite lives as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Intellectual Property	$41	$41
Trademarks/Brands	19	19
Licensing Agreements and Customer Relationships	23	21
Favorable Operating Leases	19	18

Total	102	99
Accumulated Amortization	(74)	(67)

Intangible Assets, Net	$28	$32

Amortization expense was $6 million for 2009 and 2008 and $14 million for 2007. Estimated future annual amortization expense will be approximately $7 million in each of 2010 and 2011, $5 million in 2012, $4 million in 2013 and $5 million thereafter.

Impairment Charges

La Senza

In conjunction with the January 2007 acquisition of La Senza, the Company recorded $313 million in goodwill, $170 million in intangible assets with indefinite lives and $26 million in intangible assets with finite lives. These assets are included in the La Senza reporting unit which is part of the Victoria’s Secret reportable segment.

2008

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

2009

In the fourth quarter of 2009, the Company made the decision to exit the La Senza Girl business and recorded an impairment charge of $3 million to write-off the La Senza Girl trade name and other minor trade names. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2009 Consolidated Statement of Income.

Personal Care Joint Venture

In February 2007, the Company acquired a personal care products business along with an investment partner. Net assets of the acquired business consisted primarily of goodwill. During the second quarter of 2007, the Company and its investment partner made a decision to close the operations of the acquired business. Based on this decision, the Company completed a valuation of the acquired business trade name, which the Company continues to use. Based on the Company’s evaluation, $12 million of the $25 million purchase price was allocated to the trade name. The remaining $13 million was recognized as an impairment charge in the second quarter of 2007. The Company recognized the investment partner’s portion of the impairment charge of $6 million in Noncontrolling Interest on the 2007 Consolidated Statement of Income.

9. Equity Investments and Other

Express

In July 2007, the Company completed the divestiture of 75% of its ownership interest in Express. In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company provides support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varied and ranged from 3 months to 3 years.

In October 2009, the Company entered into new agreements with Express whereby the Company will continue to provide logistics services and lease office space. These agreements are effective beginning in February 2010 and extend through April 2016 with certain renewal options. The Company also continues to provide sourcing services to Express.

The Company recognized merchandise sourcing revenue from Express of $344 million in 2009, $435 million in 2008 and $353 million in 2007. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $80 million as of January 30, 2010, $92 million as of January 31, 2009 and $151 million as of February 2, 2008.

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

In July 2008, Express distributed additional cash to its owners and the Company received $71 million. The Company’s portion representing a return of capital is $67 million with the remaining $4 million representing a return on capital. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $13 million was recorded. The gain is included in Other Income on the 2008 Consolidated Statements of Income. The Company’s investment carrying value for Express was $5 million as of January 30, 2010 and zero as of January 31, 2009. These amounts are included in Other Assets on the Consolidated Balance Sheets.

In March 2010, Express distributed a cash dividend to its owners and the Company received $57 million. The proceeds received from the cash dividend were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value will be reduced to zero as of the date of the cash dividend and a pre-tax gain of approximately $50 million will be recorded.

Limited Stores

In August 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores. In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements whereby the Company provides support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements vary and range from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Limited Stores of $58 million in 2009, $92 million in 2008 and $75 million in 2007. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $10 million as of January 30, 2010, $12 million as of January 31, 2009 and $22 million as of February 2, 2008.

The Company’s investment carrying value for Limited Stores was $13 million as of January 30, 2010 and $12 million as of January 31, 2009. These amounts are included in Other Assets on the Consolidated Balance Sheets.

In February 2010, Limited Stores distributed a cash dividend to its owners and the Company received $7 million. The proceeds received reduced the Company’s carrying value of the investment in Limited Stores.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $66 million as of January 30, 2010, $63 million as of January 31, 2009 and $62 million as of February 2, 2008 and are recorded in Other Assets on the Consolidated Balance Sheets.

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

Total assets of ETC were approximately $241 million as of January 30, 2010, $253 million as of January 31, 2009 and $262 million as of February 2, 2008.

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

10. Accrued Expenses and Other

The following table provides additional information about the composition of accrued expenses and other as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$181	$166
Compensation, Payroll Taxes and Benefits	180	103
Taxes, Other Than Income	72	74
Returns Reserve	31	35
Insurance	34	34
Rent	20	25
Interest	30	31
Current Portion of Long-term Debt	2	—
Other	143	201

Total Accrued Expenses and Other	$693	$669

11. Income Taxes

The following table provides the components of the Company’s provision for income taxes for 2009, 2008 and 2007:

	2009	2008	2007
	(in millions)
Current:
U.S. Federal	$138	$151	$352
U.S. State	1	13	46
Non-U.S.	14	23	18

Total	153	187	416

Deferred:
U.S. Federal	47	38	59
U.S. State	8	15	(56)
Non-U.S.	(6)	(7)	(8)

Total	49	46	(5)

Provision for Income Taxes	$202	$233	$411

The foreign component of pre-tax income, arising principally from overseas operations, was income of $84 million for 2009, a loss of $90 million for 2008 and income of $40 million for 2007. The 2008 loss included the impact of the $215 million impairment of goodwill and other intangible assets and changes in transfer pricing. In 2009, the non-U.S. tax provision reflects the impact of enacted statutory rate decreases in Canada.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2009, 2008 and 2007:

	2009	2008	2007
Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	3.7%	5.0%	3.5%
State Net Operating Loss and Valuation Allowance Adjustment	0.3%	2.2%	(3.4%)
Non-deductible Loss on Divestiture of Limited Stores	—%	—%	1.9%
Non-deductible Impairment of Goodwill and Other Intangible Assets	0.3%	14.2%	—%
Impact of Non-U.S. Operations	(5.0%)	—%	1.6%
Other Items, Net	(3.2%)	(4.9%)	(2.2%)

Effective Tax Rate	31.1%	51.5%	36.4%

The Company’s effective tax rate has historically reflected a provision related to the undistributed earnings of foreign affiliates. The Company has recorded a deferred tax liability for those amounts, but taxes are not paid until the earnings are deemed repatriated to the United States. However, when the tax basis of a foreign subsidiary is greater than its carrying value, no deferred taxes are recorded. In the fourth quarter of 2009, the Company executed a re-organization of certain of its foreign subsidiaries which resulted in the recognition of a non-cash income tax benefit of $21 million associated with the reversal of deferred tax liabilities associated with undistributed earnings of a foreign subsidiary.

Deferred Taxes

The following table provides the effect of temporary differences that cause deferred income taxes as of January 30, 2010 and January 31, 2009. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 30, 2010			January 31, 2009
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$37	$—	$37	$33	$—	$33
Non-qualified Retirement Plan	63	—	63	62	—	62
Inventory	2	—	2	47	—	47
Property and Equipment	—	(177)	(177)	—	(153)	(153)
Goodwill	—	(15)	(15)	—	(15)	(15)
Trade Names and Other Intangibles	—	(184)	(184)	—	(182)	(182)
Undistributed Earnings of Foreign Affiliates	—	—	—	—	(13)	(13)
Other Comprehensive Income Items	9	—	9	—	—	—
State Net Operating Losses	33	—	33	32	—	32
Non-U.S. Operating Losses	32	—	32	21	—	21
Valuation Allowance	(38)	—	(38)	(28)	—	(28)
Other, Net	53	—	53	59	—	59

Total Deferred Income Taxes	$191	$(376)	$(185)	$226	$(363)	$(137)

As of January 30, 2010, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2010 through 2028. The Company has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided for the deferred tax asset.

As of January 30, 2010, the Company had available for non-U.S. tax purposes net operating loss carryforwards which expire, if unused, in the years 2028 through 2030. The Company has determined that it is more likely than not that all of the net operating loss carryforwards will not be realized and a valuation allowance has been provided for the net deferred tax assets, including the net operating loss carryforwards, of the related tax loss entity.

Income taxes payable on the accompanying Consolidated Balance Sheets included net current deferred tax liabilities of $2 million as of January 30, 2010 and $2 million as of January 31, 2009. Income tax payments were $118 million for 2009, $205 million for 2008 and $428 million for 2007.

Uncertain Tax Positions

The Company had unrecognized tax benefits of $145 million and $164 million as of January 30, 2010 and January 31, 2009, respectively, of which $113 million and $95 million would reduce the effective income tax rate for 2009 and 2008, respectively. The unrecognized tax benefits are included within Other Long-term Liabilities on the Consolidated Balance Sheets. Of the total unrecognized tax benefits, it is reasonably possible that $25 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the tax provision or reclassify amounts on the Consolidated Balance Sheet in the period in which such matters are effectively settled with the tax authority.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties benefit of $7 million in 2009. The Company recognized interest and penalties expense of $7 million and $4 million in 2008 and 2007, respectively. The Company has accrued approximately $30 million and $47 million for the payment of interest and penalties as of January 30, 2010 and January 31, 2009, respectively.

The following table summarizes the activity related to its unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2009 and 2008 without interest and penalties:

	2009	2008
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$116	$104
Increases in Tax Positions for Prior Years	18	16
Decreases in Tax Positions for Prior Years	(31)	(18)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	26	23
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(9)	(3)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(6)	(5)
Foreign Currency Translation	1	(1)

Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$115	$116

The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. At the end of 2009, the Company was subject to examination by the IRS for calendar years 2006 through 2009. The Company is also subject to various U.S. state and local income tax examinations for the years 1999 to 2009. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years

2000 to 2009. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

12. Long-term Debt

The following table provides the Company’s long-term debt balance as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Senior Secured Debt
Term Loan due August 2012. Variable Interest Rate of 4.28% as of January 30, 2010	$200	$750
5.30% Mortgage due August 2010	2	2

Total Senior Secured Debt	$202	$752

Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount	$485	$—

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount	$699	$698
$500 million, 5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount	499	499
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount	299	299
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (a)	191	299

Total Senior Unsecured Debt	$2,038	$2,145
Total	$2,725	$2,897
Current Portion of Long-term Debt	(2)	—

Total Long-term Debt, Net of Current Portion	$2,723	$2,897

(a)	The principal balance outstanding was $191 million as of January 30, 2010 and $300 million as of January 31, 2009.

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2010	$2
2011	—
2012	391
2013	—
2014	500
Thereafter	1,850

Cash paid for interest was $250 million in 2009, $174 million in 2008 and $151 million in 2007.

Issuance of 2019 Notes

In June 2009, the Company issued $500 million of 8.50% notes due in June 2019 (“2019 Notes”) through an institutional private placement offering. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned subsidiaries (the “guarantors”). The net proceeds from the issuance were $473 million, which included an issuance discount of $16 million and transaction costs of $11 million. These transaction costs are being amortized through the maturity date of June 2019 and are included within Other Assets on the January 30, 2010 Consolidated Balance Sheet. The Company used the proceeds from this offering to repurchase $108 million of the Company’s 2012 notes and to prepay $392 million of the Company’s variable rate term loan (“Term Loan”).

On November 10, 2009, the Company and the guarantors filed a registration statement with the SEC to register new notes with materially identical terms to the 2019 Notes. On December 15, 2009, the Company and the guarantors filed an amended registration statement to offer a public exchange of the 2019 Notes. On January 29, 2010, the exchange offer expired with a result of 100% of bondholders exchanging the 2019 Notes.

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

Credit Facility and Term Loan

2009

On February 19, 2009, the Company amended its $1 billion unsecured revolving credit facility expiring in August 2012 (the “5-Year Facility”), amended its Term Loan for $750 million maturing in August 2012 and canceled its $300 million, 364-day unsecured revolving credit facility. The amendment to the 5-Year Facility and the Term Loan includes changes to both the fixed charge coverage and leverage covenants. Under the amended covenants, the Company is required to maintain the fixed charge coverage ratio at 1.60 or above through fiscal year 2010 and 1.75 or above thereafter. The leverage ratio, which is debt compared to EBITDA, as those terms are defined in the agreement, must not exceed 5.0 through the third quarter of fiscal year 2010, 4.5 from the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011 and 4.0 thereafter. The Company was in compliance with the covenant requirements as of January 30, 2010. The amendment also increases the interest costs and fees associated with the 5-Year Facility and the Term Loan, provides for certain security interests as defined in the agreement and limits dividends, share repurchases and other restricted payments as defined in the agreement to $220 million per year with certain potential increases as defined in the agreement. The amendment does not impact the maturity dates of either the 5-Year Facility or the Term Loan.

The Company incurred fees related to the amendment of the 5-Year Facility and the Term Loan of $19 million. The fees associated with the 5-Year Facility amendment of $11 million were capitalized. This cost is included within Other Assets on the January 30, 2010 Consolidated Balance Sheet and is being amortized over the remaining term of the 5-Year Facility. The fees associated with the Term Loan amendment of $8 million were expensed in addition to unamortized fees related to the original agreement of $2 million. These charges are included within Interest Expense on the 2009 Consolidated Statement of Income.

The 5-Year Facility and Term Loan have several interest rate options, which are based in part on the Company’s long-term credit ratings. For 2009, the effective interest rate of the Term Loan, including the impact of the participating interest rate swaps, was 6.88%. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 4.00% on any outstanding borrowings or letters of credit. As of January 30, 2010, there were no borrowings outstanding under the 5-Year Facility.

The Company prepaid $392 million of the Term Loan with cash proceeds from the $500 million note issuance in June 2009. In December 2009, the Company prepaid an additional $158 million of the Term Loan with cash on-hand.

2010

In March 2010, the Company prepaid the remaining $200 million of the Term Loan with cash on hand and also entered into an amendment and restatement (the “Amendment”) of its 5-Year Facility. The Amendment establishes two classes of loans under the 5-Year Facility; Class A loans to be made by lenders who consent to the Amendment and Class B loans to be made by non-consenting lenders. The Amendment extends the termination date of the 5-Year Facility from August 3, 2012 to August 1, 2014 on Class A loans. The Amendment also reduces the aggregate amount of the commitments of the lenders under the 5-Year Facility from $1 billion to $927 million. The loan commitments are $800 million and $127 million for Class A and Class B, respectively. The Company is permitted to borrow and prepay separately under either class of loans.

Additionally, the Amendment modifies the covenants limiting investments and restricted payments to provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists.

The Company incurred fees related to the amendment of the 5-Year Facility of $13 million, which were capitalized and will be amortized over the remaining term of the 5-Year Facility.

Letters of Credit and Commercial Paper Programs

The 5-Year Facility supports the Company’s commercial paper and letter of credit programs. The Company has $65 million of outstanding letters of credit as of January 30, 2010 that reduce its remaining availability under its amended credit agreements. No commercial paper was outstanding as of January 30, 2010 or January 31, 2009.

Participating Interest Rate Swap Arrangements

In January 2008, the Company entered into participating interest rate swap arrangements designated as cash flow hedges to mitigate exposure to interest rate fluctuations related to the Term Loan. In conjunction with the Term Loan prepayments, the Company de-designated portions of the participating interest rate swap arrangements totaling $392 million. As of January 30, 2010, the remaining notional amount of the designated participating interest rate swap arrangements is $200 million, which aligns with the remaining outstanding principal balance on the Term Loan. For additional information, see Note 13, “Derivative Instruments.” Subsequent to January 30, 2010, the Company terminated the remaining portion of the participating interest rate swap arrangement totaling $200 million in conjunction with the remaining $200 million Term Loan prepayment. For additional information, see Note 13, “Derivative Instruments.”

13. Derivative Instruments

Foreign Exchange Risk

In January 2007, the Company entered into a series of cross-currency swaps related to approximately $470 million of Canadian dollar denominated intercompany loans. These cross-currency swaps mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company’s La Senza operations.

The cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The cross-currency swaps mature between 2015 and 2018 at the same time as the related loans and are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Other Assets	$—	$26
Other Long-term Liabilities	34	—

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for 2009 and 2008:

	Location	2009	2008
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(60)	$81
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	57	(91)

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk

Interest Rate Designated Cash Flow Hedges

In January 2008, the Company entered into participating interest rate swap arrangements to mitigate exposure to interest rate fluctuations related to the Term Loan. The participating interest rate swap arrangements effectively convert the Term Loan to a fixed interest rate while still allowing the Company to partially benefit from declines in short-term interest rates. The swap arrangements were designated as cash flow hedges of interest rate risk and expire in 2012, at the same time as the related debt. Amounts are reclassified from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the Term Loan.

The Company prepaid $392 million of the Term Loan with cash proceeds from the $500 million note issuance in June 2009. In conjunction with the Term Loan prepayments, the Company de-designated portions of the participating interest rate swap arrangements totaling $392 million. As a result, hedge accounting was discontinued prospectively on the de-designated portions of the arrangements. Immediately following de-designation, the Company terminated $292 million of the arrangements which resulted in realized losses of $12 million. The realized losses were recognized in Accumulated Other Comprehensive Income (Loss) on the Consolidated Balance Sheet and are being amortized into Interest Expense through the remaining life of the original hedged instrument (August 2012). To offset the impact of the remaining $100 million portion of the de-designated arrangements, the Company entered into a non-designated derivative instrument. For additional information, see the “Interest Rate Non-designated Derivative Instruments” section below.

In December 2009, the Company prepaid an additional $158 million of the Term Loan with cash on-hand. In conjunction with the Term Loan prepayment, the Company terminated an equal portion of the participating interest rate swap arrangements which resulted in realized losses of $8 million. These realized losses are expensed as there are no future cash flows associated with these terminated swap arrangements. These realized losses were recognized in Interest Expense on the 2009 Consolidated Statement of Income.

As of January 30, 2010, the remaining notional amount of the designated participating interest rate swap arrangements is $200 million, which aligns with the remaining outstanding principal balance on the Term Loan.

Subsequent to January 30, 2010, the Company prepaid the remaining $200 million of the Term Loan with cash on-hand. In conjunction with the Term Loan prepayment, the Company terminated the remaining portion of the participating interest rate swap arrangements totaling $200 million resulting in a realized loss of $10 million.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate cash flow hedges as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Other Long-term Liabilities	$10	$30

The following table provides a summary of the pre-tax financial statement effect of gains and losses on the Company’s derivative financial instruments designated as interest rate cash flow hedges for 2009 and 2008:

	Location	2009	2008
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(14)	$(16)
Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (a)	Interest Expense	22	—

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the Term Loan. No ineffectiveness is associated with these interest rate cash flow hedges.

Interest Rate Non-designated Derivative Instruments

As discussed above, the Company de-designated a notional amount of $100 million of the participating interest rate swap arrangements. To offset the impact of these de-designated arrangements, the Company paid $3 million to enter into a non-designated interest rate swap with a notional amount of $100 million.

The following table provides a summary of the fair value and balance sheet classification of these derivative financial instruments as of January 30, 2010:

January 30, 2010
(in millions)
Other Assets	$5
Other Long-term Liabilities	5

The financial impact to the Consolidated Statement of Income is not significant as the impacts of these derivative instruments are designed to offset.

14. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Carrying Value	$2,725	$2,897
Fair Value (a)	2,690	2,113

(a)	The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimated fair value of the Term Loan is equal to its carrying value. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the financial statements at fair value on a recurring basis as of January 30, 2010 and January 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of January 30, 2010
Assets:
Cash and Cash Equivalents	$1,804	$—	$—	$1,804
Interest Rate Non-designated Derivative Instrument	—	5	—	5

Liabilities:
Cross-currency Cash Flow Hedges	—	34	—	34
Interest Rate Designated Cash Flow Hedges	—	10	—	10
Interest Rate Non-designated Derivative Instrument	—	5	—	5
Lease Guarantees	—	—	9	9

As of January 31, 2009
Assets:
Cash and Cash Equivalents	$1,173	$—	$—	$1,173
Cross-currency Cash Flow Hedges	—	26	—	26

Liabilities:
Interest Rate Designated Cash Flow Hedges	—	30	—	30
Lease Guarantees	—	—	15	15

Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for 2009 and 2008:

	2009	2008
	(in millions)
Beginning Balance	$15	$10
Change in Estimated Fair Value Reported in Earnings	(6)	5

Ending Balance	9	15

The Company’s lease guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of certain businesses. The fair value of these lease guarantees is impacted by economic conditions, probability of rent obligation payments, period of obligation as well as the discount rate utilized. For additional information, see Note 17, “Commitments and Contingencies.”

15. Comprehensive Income (Loss)

Comprehensive Income (Loss) consists of gains and losses on derivative instruments and foreign currency translation adjustments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income (Loss) in the Consolidated Balance Sheets and Consolidated Statements of Shareholder’s Equity.

The following table provides additional detail regarding the composition of accumulated other comprehensive income (loss) as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Foreign Currency Translation	$(6)	$(4)
Cash Flow Hedges	(9)	(24)

Total Accumulated Other Comprehensive Income (Loss)	$(15)	$(28)

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

The following table provides rent expense for 2009, 2008 and 2007:

	2009	2008	2007
	(in millions)
Store Rent:
Fixed Minimum	$407	$391	$431
Contingent	40	37	58

Total Store Rent	447	428	489
Office, Equipment and Other	61	64	70

Gross Rent Expense	508	492	559
Sublease Rental Income	(2)	(4)	(9)

Total Rent Expense	$506	$488	$550

The following table provides the Company’s minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2010	$478
2011	444
2012	396
2013	362
2014	337
Thereafter	1,115

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.

The Company’s future sublease income under noncancelable subleases was $12 million as of January 30, 2010, which included $3 million of rent commitments related to disposed businesses under master lease arrangements.

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

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $135 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the November 1, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $6 million as of January 30, 2010 and $19 million as of January 31, 2009.

The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $84 million as of January 30, 2010 and $94 million as of January 31, 2009. The estimated fair value of these guarantee obligations was $9 million as of January 30, 2010 and $15 million as of January 31, 2009, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company’s guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. As of January 30, 2010 and January 31, 2009, the Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable.

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

The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $46 million for 2009, $40 million for 2008 and $44 million for 2007.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years.

The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of January 30, 2010 and January 31, 2009:

	January 30, 2010	January 31, 2009
	(in millions)
Balance at Beginning of Year	$167	$175
Contributions:
Associate	7	9
Company	8	9
Interest	12	13
Distributions	(26)	(39)

Balance at End of Year	$168	$167

Total expense recognized related to the non-qualified plan was $20 million for 2009, $21 million for 2008 and $22 million for 2007.

19. Shareholders’ Equity

Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008:

	Amount Authorized	Shares Repurchased			Average Stock Price of Shares Repurchased within Program
		2009	2008	2007
	(in millions)	(in thousands)
October 2008 (a)	$250	—	19,048	—	$11.48
November 2007 (b)	250	—	8,539	5,887	17.33
August 2007	250	—	—	11,870	21.06
June 2007	1,000	—	—	38,656	25.87
June 2006 (c)	100	—	—	2,296	26.35

Total Shares Repurchased		—	27,587	58,709

(a)	The repurchase program authorized in October 2008 had $31 million remaining as of January 30, 2010.
(b)	The repurchase program authorized in November 2007 had repurchases of $150 million in 2008 at an average stock price of $17.54 and repurchases of $100 million in 2007 at an average stock price of $17.02. This repurchase program was completed in May 2008.
(c)	The repurchase program authorized in June 2006 had repurchases of $59 million in 2007 at an average stock price of $25.86 and repurchases of $41 million in 2006 at an average stock price of $27.11. This repurchase program was completed in May 2007.

For the November 2007 repurchase program, $8 million of share repurchases were reflected in accounts payable as of February 2, 2008 and were settled in February 2008. There were no share repurchases reflected in accounts payable as of January 31, 2009 or January 30, 2010. In 2009, no additional shares were repurchased.

In January 2010, the Company retired 201 million shares of its Treasury Stock. The retirement resulted in a reduction of $4.641 billion in Treasury Stock, $101 million in the par value of Common Stock, $1.545 billion in Paid-in Capital and $2.995 billion in Retained Earnings.

In March 2010, the Company’s Board of Directors declared a special dividend of $1 per share. In addition, the Company’s Board of Directors authorized a share repurchase program of $200 million and cancelled the Company’s previous $250 million share repurchase program, which had $31 million remaining.

20. Share-based Compensation

Plan Summary

The shareholder approved Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (“2009 Restatement”) as amended provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of ten years. Stock options generally vest ratably over 3-4 years. Restricted stock generally vests (the restrictions lapse) over a three year period.

The Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors provides for an annual stock retainer for non-associate directors. The stock issued in conjunction with this plan has no restrictions.

Under the Company’s plans, approximately 102 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 14 million options and shares were available for grant as of January 30, 2010.

Stock Options

The following table provides the Company’s stock option activity for the fiscal year ended January 30, 2010:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of January 31, 2009	15,381	$19.62
Granted	3,853	8.73
Exercised	(690)	14.40
Cancelled	(3,514)	18.84

Outstanding as of January 30, 2010	15,030	$17.26	6.04	$55,019

Vested and Expected to Vest as of January 30, 2010 (a)	13,922	17.68	5.83	46,578
Options Exercisable as of January 30, 2010	9,308	19.97	4.44	14,587

(a)	The number of options expected to vest includes an estimate of expected forfeitures.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $3 million for 2009, $10 million for 2008 and $80 million for 2007.

The total fair value at grant date of option awards vested was $12 million for 2009, $13 million for 2008 and $23 million for 2007.

The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $7 million as of January 30, 2010. This cost is expected to be recognized over a weighted-average period of 2.0 years.

The weighted-average estimated fair value of stock options granted was $1.88 per share for 2009, $3.47 per share for 2008 and $6.97 per share for 2007.

Cash received from stock options exercised was $10 million for 2009, $31 million for 2008 and $74 million for 2007. Tax benefits realized from tax deductions associated with stock options exercised were $1 million for 2009, $5 million for 2008 and $30 million for 2007.

The Company uses the Black-Scholes option-pricing model for valuation of options granted to employees and directors. The Company’s determination of the fair value of options is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and projected employee stock option exercise behaviors.

The following table contains the weighted-average assumptions used during 2009, 2008 and 2007:

	2009	2008	2007
Expected Volatility	45%	29%	32%
Risk-free Interest Rate	1.4%	2.5%	4.5%
Dividend Yield	6.8%	3.4%	3.0%
Expected Life (in years)	3.8	5.2	5.3

The majority of the Company’s stock-based compensation awards are granted on an annual basis in the first quarter of each year. The expected volatility assumption is based on the Company’s analysis of historical volatility. The risk-free interest rate assumption is based upon the average daily closing rates during the period for U.S. treasury notes that have a life which approximates the expected life of the option. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts in relation to the stock price at the grant date. The expected life of employee stock options represents the weighted-average period the stock options are expected to remain outstanding.

Restricted Stock

The following table provides the Company’s restricted stock activity for the fiscal year ended January 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of January 31, 2009	6,213	$17.60
Granted	4,586	7.33
Vested	(1,218)	24.18
Cancelled	(199)	14.04

Unvested as of January 30, 2010	9,382	12.03

The Company’s total intrinsic value of restricted stock vested was $14 million for 2009, $15 million for 2008 and $11 million for 2007.

The Company’s total fair value at grant date of awards vested was $29 million for 2009, $19 million for 2008 and $8 million for 2007. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.

As of January 30, 2010, there was $26 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.8 years.

Tax benefits realized from tax deductions associated with restricted stock vested were $4 million for 2009, $6 million for 2008 and $5 million for 2007.

Income Statement Impact

Total pre-tax share-based compensation expense recognized was $40 million for 2009, $35 million for 2008 and $44 million for 2007. The tax benefit associated with share-based compensation was $13 million for 2009, $11 million for 2008 and $14 million for 2007.

The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2009, 2008 and 2007:

	2009	2008	2007
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$12	$11	$10
General, Administrative and Store Operating Expenses	28	24	34

Total Share-based Compensation Expense	$40	$35	$44

In March 2010, the Company’s Board of Directors declared a special dividend of $1 per share. The special dividend will be distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010. In accordance with the terms of the 2009 Restatement, the Company will adjust both the exercise price and the number of share-based awards outstanding as of the record date of the special dividend. As a result of this adjustment, both the aggregate intrinsic value and the ratio of the exercise price to the market price will be approximately equal immediately before and after the dividend record date. Since this adjustment will be made in accordance with the anti-dilutive provisions of the 2009 Restatement, no compensation expense will be recognized for this adjustment.

21. Segment Information

Prior to the divestitures of Express and Limited Stores in the second quarter of 2007, the Company had three reportable segments: Victoria’s Secret, Bath & Body Works and Apparel. The Victoria’s Secret reportable segment consists of the Victoria’s Secret and La Senza operating segments which are aggregated in accordance with the authoritative guidance included in ASC 280, Segment Reporting.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret, Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue. Through its website and catalogue, certain Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 49 other countries. La Senza products may also be purchased through its website, www.LaSenza.com.

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

Other consists of the following:

•	Henri Bendel, operator of eleven specialty stores, which features accessories and personal care products;

•	Mast, an apparel merchandise sourcing and production function serving Victoria’s Secret, La Senza and third-party customers;

•	Beauty Avenues, a personal care sourcing and production function serving Victoria’s Secret, La Senza and Bath & Body Works;

•	International retail and wholesale operations (excluding La Senza), which include the Company’s Bath & Body Works and Victoria’s Secret Pink stores in Canada; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information as of and for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008:

	Victoria’s Secret	Bath & Body Works	Apparel(a)	Other	Total
	(in millions)
January 30, 2010
Net Sales	$5,307	$2,383	$—	$942	$8,632
Depreciation and Amortization	163	58	—	136	357
Operating Income (Loss)	579	358	—	(69)	868
Total Assets	2,982	1,350	—	2,841	7,173
Capital Expenditures	114	24	—	64	202

January 31, 2009
Net Sales	$5,604	$2,374	$—	$1,065	$9,043
Depreciation and Amortization	154	66	—	123	343
Operating Income (Loss)	405	215	—	(31)	589
Total Assets	3,086	1,446	—	2,440	6,972
Capital Expenditures	279	92	—	108	479

February 2, 2008
Net Sales	$5,607	$2,494	$870	$1,163	$10,134
Depreciation and Amortization	156	59	27	110	352
Operating Income (Loss) (b)	718	302	250	(160)	1,110
Total Assets	3,365	1,456	—	2,616	7,437
Capital Expenditures	315	112	37	285	749

(a)	Results of Express and Limited Stores are included through July 6, 2007 and August 3, 2007, respectively, when the businesses were divested. Total assets for the Apparel segment as of February 2, 2008 are not included as the businesses were divested prior to that date.
(b)	Operating income for Apparel for the fiscal year ended February 2, 2008 includes the gain on divestiture of Express of $302 million and the loss on divestiture of Limited Stores of $72 million.

The Company’s international sales, including La Senza, Bath & Body Works Canada, Victoria’s Secret Pink Canada and direct sales shipped internationally totaled $638 million in 2009, $655 million in 2008 and $611 million in 2007. The Company’s internationally based long-lived assets were $407 million as of January 30, 2010 and $364 million as of January 31, 2009.

22. Subsequent Events

In February 2010, Limited Stores distributed a cash dividend to its owners and the Company received $7 million. For additional information, see Note 9, “Equity Investments and Other.”

In March 2010, the Company prepaid the remaining $200 million of the Term Loan due in 2012. In conjunction with the Term Loan prepayment, the Company terminated the remaining portion of the participating interest rate swap arrangement totaling $200 million. The Company also amended its 5-Year Facility by reducing the credit available from $1 billion to $927 million as well as extending the term through August 2014 on $800 million of the $927 million. For additional information, see Note 12, “Long-term Debt” and Note 13, “Derivative Instruments.”

In March 2010, Express distributed a cash dividend to its owners and the Company received $57 million. For additional information, see Note 9, “Equity Investments and Other.”

In March 2010, the Company’s Board of Directors declared a special dividend of $1 per share. In addition, the Company’s Board of Directors authorized a share repurchase program of $200 million and cancelled the

Company’s previous $250 million share repurchase program, which had $31 million remaining. For additional information, see Note 19, “Shareholders’ Equity” and Note 20, “Share-based Compensation.”

23. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for 2009:

	Fiscal Quarter Ended
	May 2, 2009	August 1, 2009(b)	October 31, 2009(c)	January 30, 2010(d)
	(in millions except per share data)
Net Sales	$1,725	$2,067	$1,777	$3,063
Gross Profit	548	668	563	1,249
Operating Income	65	158	59	586
Income Before Income Taxes	3	99	12	536
Net Income	3	74	15	356
Net Income Attributable to Limited Brands, Inc.	3	74	15	356
Net Income Attributable to Limited Brands, Inc. Per Basic Share (a)	$0.01	$0.23	$0.05	$1.10
Net Income Attributed to Limited Brands, Inc. Per Diluted Share (a)	$0.01	$0.23	$0.05	$1.08

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.
(b)	Includes the effect of a pre-tax gain of $9 million, after-tax of $14 million, associated with the reversal of an accrued contractual liability.
(c)	Includes the effect of a tax benefit of $9 million related to certain discrete foreign and state income tax items.
(d)	Includes the effect of a tax benefit of $23 million primarily related to the reorganization of certain foreign subsidiaries.

The following table provides summarized quarterly financial data for 2008:

	Fiscal Quarter Ended
	May 3, 2008(b)	August 2, 2008(c)	November 1, 2008	January 31, 2009(d)
	(in millions except per share data)
Net Sales	$1,925	$2,284	$1,843	$2,991
Gross Profit	641	761	580	1,024
Operating Income	209	186	41	153
Income Before Income Taxes	176	164	3	110
Net Income	97	99	4	16
Net Income Attributable to Limited Brands, Inc.	98	102	4	16
Net Income Attributable to Limited Brands, Inc. Per Basic Share (a)	$0.29	$0.30	$0.01	$0.05
Net Income Attributable to Limited Brands, Inc. Per Diluted Share (a)	$0.28	$0.30	$0.01	$0.05

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.
(b)	Includes the effect of the following items:
(i)	A pre-tax gain of $128 million related to the divestiture of a personal care joint venture.
(ii)	A pre-tax loss of $19 million related to an impairment charge of an unconsolidated joint venture.

(c)	Includes the effect of a pre-tax gain of $13 million related to the $71 million distribution from Express.
(d)	Includes the effect of the following items:
(i)	A $215 million impairment charge of goodwill and other intangible assets for the La Senza business.
(ii)	A $23 million related to restructuring activities.
(iii)	A tax benefit of $15 million related to certain discrete foreign and state income tax items.

24. Supplemental Guarantor Financial Information

The Company’s 8.50% notes due in June 2019 are jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned subsidiaries. The Company is a holding company and its most significant assets are the stock of its subsidiaries. The guarantors represent (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.

The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of January 30, 2010 and January 31, 2009 and the Condensed Consolidating Statements of Income and Cash Flows for the years ended January 30, 2010, January 31, 2009 and February 2, 2008.

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(in millions)

	January 30, 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,441	$363	$—	$1,804
Accounts Receivable, Net	—	191	28	—	219
Inventories	—	883	154	—	1,037
Deferred Income Taxes	—	34	(4)	—	30
Other	—	107	54	(1)	160

Total Current Assets	—	2,656	595	(1)	3,250
Property and Equipment, Net	—	1,049	674	—	1,723
Goodwill	—	1,318	124	—	1,442
Trade Names and Other Intangible Assets, Net	—	420	174	—	594
Net Investments in and Advances to/from Consolidated Affiliates	12,746	11,997	6,511	(31,254)	—
Other Assets	38	60	771	(705)	164

Total Assets	$12,784	$17,500	$8,849	$(31,960)	$7,173

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$—	$309	$179	$—	$488
Accrued Expenses and Other	30	389	274	—	693
Income Taxes	4	121	16	—	141

Total Current Liabilities	34	819	469	—	1,322
Deferred Income Taxes	(9)	30	192	—	213
Long-term Debt	2,723	608	81	(689)	2,723
Other Long-term Liabilities	25	551	170	(15)	731
Total Equity	10,011	15,492	7,937	(31,256)	2,184

Total Liabilities and Equity	$12,784	$17,500	$8,849	$(31,960)	$7,173

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(in millions)

	January 31, 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$938	$235	$—	$1,173
Accounts Receivable, Net	—	190	46	—	236
Inventories	—	1,026	163	(7)	1,182
Deferred Income Taxes	—	61	16	—	77
Other	—	128	72	(1)	199

Total Current Assets	—	2,343	532	(8)	2,867
Property and Equipment, Net	—	1,183	746	—	1,929
Goodwill	—	1,318	108	—	1,426
Trade Names and Other Intangible Assets, Net	—	421	159	—	580
Net Investments in and Advances to/from Consolidated Affiliates	12,659	11,720	9,100	(33,479)	—
Other Assets	18	98	759	(705)	170

Total Assets	$12,677	$17,083	$11,404	$(34,192)	$6,972

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$—	$321	$173	$—	$494
Accrued Expenses and Other	42	378	249	—	669
Income Taxes	—	35	57	—	92

Total Current Liabilities	42	734	479	—	1,255
Deferred Income Taxes	(2)	34	181	—	213
Long-term Debt	2,895	609	83	(690)	2,897
Other Long-term Liabilities	46	570	131	(15)	732
Total Equity	9,696	15,136	10,530	(33,487)	1,875

Total Liabilities and Equity	$12,677	$17,083	$11,404	$(34,192)	$6,972

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(in millions)

	2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$8,205	$2,314	$(1,887)	$8,632
Costs of Goods Sold, Buying and Occupancy	—	(5,445)	(1,907)	1,748	(5,604)

Gross Profit	—	2,760	407	(139)	3,028
General, Administrative and Store Operating Expenses	(2)	(2,043)	(262)	141	(2,166)
Impairment of Goodwill and Other Intangible Assets	—	—	(3)	—	(3)
Net Gain (Loss) on Joint Ventures	9	—	—	—	9

Operating Income (Loss)	7	717	142	2	868
Interest Expense	(234)	—	(13)	10	(237)
Interest Income	—	12	—	(10)	2
Other Income (Expense)	—	—	16	1	17

Income (Loss) Before Income Taxes	(227)	729	145	3	650
Provision (Benefit) for Income Taxes	—	221	(19)	—	202
Equity in Earnings, Net of Tax	675	612	221	(1,508)	—

Net Income (Loss)	448	1,120	385	(1,505)	448

Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	—	—	—

Net Income (Loss) Attributable to Limited Brands, Inc.	$448	$1,120	$385	$(1,505)	$448

	2008
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$8,588	$2,396	$(1,941)	$9,043
Costs of Goods Sold, Buying and Occupancy	—	(5,924)	(1,959)	1,846	(6,037)

Gross Profit	—	2,664	437	(95)	3,006
General, Administrative and Store Operating Expenses	(13)	(2,093)	(304)	99	(2,311)
Impairment of Goodwill and Other Intangible Assets	—	—	(215)	—	(215)
Net Gain (Loss) on Joint Ventures	(9)	(1)	119	—	109

Operating Income (Loss)	(22)	570	37	4	589
Interest Expense	(176)	(1)	(16)	12	(181)
Interest Income	—	27	3	(12)	18
Other Income (Expense)	—	(1)	24	—	23

Income (Loss) Before Income Taxes	(198)	595	48	4	449
Provision (Benefit) for Income Taxes	(1)	54	180	—	233
Equity in Earnings, Net of Tax	417	544	309	(1,270)	—

Net Income (Loss)	220	1,085	177	(1,266)	216

Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(4)	—	(4)

Net Income (Loss) Attributable to Limited Brands, Inc.	$220	$1,085	$181	$(1,266)	$220

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

(in millions)

	2007
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$9,096	$3,306	$(2,268)	$10,134
Costs of Goods Sold, Buying and Occupancy	—	(6,146)	(2,669)	2,190	(6,625)

Gross Profit	—	2,950	637	(78)	3,509
General, Administrative and Store Operating Expenses	(9)	(2,112)	(564)	69	(2,616)
Impairment of Goodwill and Other Intangible Assets	—	—	(13)	—	(13)
Gain (Loss) on Divestiture of Express	(6)	—	308	—	302
Loss on Divestiture of Limited Stores	(9)	—	(63)	—	(72)

Operating Income (Loss)	(24)	838	305	(9)	1,110
Interest Expense	(144)	—	(16)	11	(149)
Interest Income	—	25	4	(11)	18
Other Income (Expense)	15	2	112	(1)	128

Income (Loss) Before Income Taxes	(153)	865	405	(10)	1,107
Provision (Benefit) for Income Taxes	(2)	144	269	—	411
Equity in Earnings, Net of Tax	869	896	473	(2,238)	—

Net Income (Loss)	718	1,617	609	(2,248)	696

Less: Net Income (Loss) Attributable to Noncontrolling Interest	—	—	(22)	—	(22)

Net Income (Loss) Attributable to Limited Brands, Inc.	$718	$1,617	$631	$(2,248)	$718

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in millions)

	2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(279)	$1,004	$449	$—	$1,174

Investing Activities:
Capital Expenditures	—	(120)	(82)	—	(202)
Net Proceeds from the Divestiture of Joint Venture	—	—	9	—	9
Proceeds from Sale of Assets	—	—	32	—	32
Net Investments in Consolidated Affiliates	—	—	(29)	29	—
Other Investing Activities	(3)	—	2	—	(1)

Net Cash Provided by (Used for) Investing Activities	(3)	(120)	(68)	29	(162)

Financing Activities:
Proceeds from Long-term Debt, Net of Discount and Issuance Costs	473	—	—	—	473
Payments of Long-term Debt	(656)	—	—	—	(656)
Financing Costs Related to the Amendment of 5-Year Facility and Term Loan	(19)	—	—	—	(19)
Dividends Paid	(193)	—	—	—	(193)
Net Financing Activities and Advances to/from Consolidated Affiliates	669	(381)	(259)	(29)	—
Proceeds From Exercise of Stock Options and Other	8	—	—	—	8

Net Cash Provided by (Used for) Financing Activities	282	(381)	(259)	(29)	(387)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	6	—	6
Net Increase (Decrease) in Cash and Cash Equivalents	—	503	128	—	631
Cash and Cash Equivalents, Beginning of Period	—	938	235	—	1,173

Cash and Cash Equivalents, End of Period	$—	$1,441	$363	$—	$1,804

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in millions)

	2008
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(174)	$990	$138	$—	$954

Investing Activities:
Capital Expenditures	—	(366)	(113)	—	(479)
Net Proceeds from the Divestiture of Joint Venture	—	—	159	—	159
Return of Capital from Express	—	—	95	—	95
Net Investments in Consolidated Affiliates	—	(30)	(35)	65	—
Other Investing Activities	—	(5)	(10)	—	(15)

Net Cash Provided by (Used for) Investing Activities	—	(401)	96	65	(240)

Financing Activities:
Payments of Long-term Debt	—	—	(15)	—	(15)
Dividends Paid	(201)	—	—	—	(201)
Repurchase of Common Stock	(379)	—	—	—	(379)
Excess Tax Benefits from Share-based Compensation	—	1	1	—	2
Net Financing Activities and Advances to/from Consolidated Affiliates	724	(554)	(105)	(65)	—
Proceeds From Exercise of Stock Options and Other	30	—	1	—	31

Net Cash Provided by (Used for) Financing Activities	174	(553)	(118)	(65)	(562)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3	—	3
Net Increase (Decrease) in Cash and Cash Equivalents	—	36	119	—	155
Cash and Cash Equivalents, Beginning of Period	—	902	116	—	1,018

Cash and Cash Equivalents, End of Period	$—	$938	$235	$—	$1,173

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in millions)

	2007
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(129)	$922	$(28)	$—	$765

Investing Activities:
Capital Expenditures	—	(473)	(276)	—	(749)
Net Proceeds from the Divestiture of Express	—	—	547	—	547
Proceeds from the Distribution from Easton Town Center, LLC	—	—	102	—	102
Proceeds from Sale of Assets	—	—	97	—	97
Net Investments in Consolidated Affiliates	—	17	1,930	(1,947)	—
Other Investing Activities	—	—	33	—	33

Net Cash Provided by (Used for) Investing Activities	—	(456)	2,433	(1,947)	30

Financing Activities:
Proceeds from Long-term Debt, Net of Discount and Issuance Costs	1,247	—	—	—	1,247
Payments of Long-term Debt	—	—	(7)	—	(7)
Dividends Paid	(227)	—	—	—	(227)
Repurchase of Common Stock	(1,402)	—	—	—	(1,402)
Excess Tax Benefits from Share-based Compensation	—	23	5	—	28
Net Financing Activities and Advances to/from Consolidated Affiliates	436	112	(2,495)	1,947	—
Proceeds From Exercise of Stock Options and Other	75	—	7	—	82

Net Cash Provided by (Used for) Financing Activities	129	135	(2,490)	1,947	(279)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	601	(83)	—	518
Cash and Cash Equivalents, Beginning of Period	—	301	199	—	500

Cash and Cash Equivalents, End of Period	$—	$902	$116	$—	$1,018

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding changes in accountants is set forth under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our proxy statement to be filed on or about April 6, 2010 for the Annual Meeting of Stockholders to be held May 27, 2010 (the “Proxy Statement”) and is incorporated herein by reference.

There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were adequate and effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 30, 2010 is set forth in Item 8. Financial Statements and Supplementary Data.

Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 30, 2010 is set forth in Item 8. Financial Statements and Supplementary Data.

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

The following table summarizes share and exercise price information about Limited Brands’ equity compensation plans as of January 30, 2010.

Plan category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	24,412,538	$17.26	(2)	14,020,046
Equity compensation plans not approved by security holders	—	—		—

Total	24,412,538	$17.26		14,020,046

(1)	Includes the following plans: Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 Restatement), Limited Brands, Inc. 1996 Stock Plan for Non-Associate Directors, 2003 Stock Award and Deferred Compensation Plan for Non-Associate Directors, and Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan. In March 2002, awards then outstanding under the Intimate Brands, Inc. plan were converted into awards relating to 15,561,339 shares of Common Stock in connection with the merger of Intimate Brands, Inc. and a subsidiary of the Company.
(2)	Does not include outstanding rights to receive Common Stock upon the vesting of restricted shares awards.

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

The following consolidated financial statements of Limited Brands, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

Consolidated Balance Sheets as of January 30, 2010 and January 31, 2009

Consolidated Statements of Total Equity for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

Consolidated Statements of Cash Flows for the Years Ended January 30, 2010, January 31, 2009 and February 2, 2008

Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)	(3)	List of Exhibits

		3.	Articles of Incorporation and Bylaws.

		3.1	Certificate of Incorporation of the Company, dated March 8, 1982 incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.2	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.3	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987 incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.4	Certificate of Amendment of Certificate of Incorporation dated May 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

		3.5	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

		4.	Instruments Defining the Rights of Security Holders.

4.1	Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File no. 333-105484) dated May 22, 2003.

4.2	Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the “Commission”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the “1993 Form S-3”).

4.3	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

4.4	Indenture, dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (File no. 333-104633) dated April 18, 2003.

4.5	Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.6	Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.7	Amendment and Restatement Agreement with respect to the Five-Year Revolving Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(i) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.8	Amendment and Restatement Agreement with respect to the Term Loan Credit Agreement, dated as of October 6, 2004, among Limited Brands, Inc., the Lenders party thereto, JPMorgan Chase Bank, as Administrative Agent, and Bank of America, N.A. and Citicorp North America, Inc., as Co-Syndication Agents, incorporated by reference to Exhibit 12(b)(ii) to the Schedule TO filed by the Company with the Commission on October 7, 2004.

4.9	Amendment and Restatement Agreement (Revolving Credit Agreement), dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Five-Year Revolving Credit Agreement dated as of October 6, 2004, as amended and restated November 5, 2004 and March 22, 2006, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007.

4.10	364-Day Revolving Credit Agreement, dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007.

4.11	Amendment and Restatement Agreement (Term Loans), dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Term Loan Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004 and March 22, 2006, originally incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 4, 2007. Refiled herewith as Exhibit 4.11.*

4.12	Amendment and Restatement Agreement (Term Loans), dated as of February 19, 2009, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Term Loan Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004, March 22, 2006 and August 4, 2007, originally incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated February 25, 2009. Refiled herewith as Exhibit 4.12.*

4.13	Indenture, dated as of June 19, 2009, among Limited Brands, Inc, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 24, 2009.

4.14	Registration Rights Agreement, dated as of June 19, 2009, among Limited Brands, Inc., the guarantors named therein and J.P. Morgan Securities Inc., as representative of the initial purchasers, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 24, 2009.

4.15	Amendment and Restatement Agreement (Revolving Credit Agreement), dated as of March 8, 2010, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated 5-Year Revolving Credit Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004, March 22, 2006 and August 4, 2007, and February 25, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 9, 2010.
10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).*

10.2	The Limited Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.**

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.**

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.**

10.5	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).**

10.6	The 1993 Stock Option and Performance Incentive Plan (1996 Restatement) of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 333-04941).**

10.7	The 1997 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.**

10.8	Limited Brands, Inc. (formerly The Limited, Inc.) 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.**

10.9	Limited Brands, Inc. (formerly The Limited, Inc.) Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.**

10.10	Agreement dated as of May 3, 1999 among Limited Brands, Inc. (formerly The Limited, Inc.), Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.11	The 1998 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.**

10.12	The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.**

10.13	Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.**

10.14	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2003 Restatement) incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.**

10.15	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.**

10.16	Form of Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated December 8, 2004.**

10.17	Employment Agreement dated as of January 17, 2005 among Limited Brands, Inc., The Limited Service Corporation and Martyn Redgrave incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2005.**

10.18	Limited Brands, Inc. Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.19	Form of Amended and Restated Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.20	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.21	Employment Agreement dated as of November 24, 2006 among Limited Brands, Inc., Victoria’s Secret Direct, LLC, and Sharen Jester Turney incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.**

10.22	Employment Agreement effective as of April 9, 2007 among Limited Brands, Inc. and Stuart Burgdoerfer incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 11, 2007.**

10.23	Amendment to Employment Agreement dated as of March 28, 2008 among Limited Brands, Inc., and Sharen Jester Turney incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.**

10.24	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 Restatement) incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File no. 333-161841) dated September 10, 2009.**

10.25	Employment Agreement dated as of October 18, 2006 among Limited Brands, Inc., Bath & Body Works Brand Management, Inc., and Diane L. Neal and Amendment to Employment Agreement dated September 5, 2008 originally incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter-ended August 2, 2008. Refiled herewith as Exhibit 10.25.**

12.	Computation of Ratio of Earnings to Fixed Charges.

14.	Code of Ethics—incorporated by reference to the definitive Proxy Statement to be filed on or about April 6, 2010.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

*	Identifies instruments defining the rights of security holders that were re-filed in conjunction with the 2009 Form 10-K due to the omission of certain exhibits within the original filing.
**	Identifies management contracts or compensatory plans or arrangements.
(b)	Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2010

LIMITED BRANDS, INC. (registrant)

By	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President, Chief Financial Officer *

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 2010:

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

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

LIMITED BRANDS, INC.

(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

4.11	Amendment and Restatement Agreement (Term Loans), dated as of August 3, 2007, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Term Loan Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004 and March 22, 2006.

4.12	Amendment and Restatement Agreement (Term Loans), dated as of February 19, 2009, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Term Loan Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004, March 22, 2006 and August 4, 2007.

10.25	Employment Agreement dated as of October 18, 2006 among Limited Brands, Inc., Bath & Body Works Brand Management, Inc., and Diane L. Neal and Amendment to Employment Agreement dated September 5, 2008 originally incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter-ended August 2, 2008.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document