Form 10-Q
period 2010-05-01
LIMITED BRANDS INC
filed 2010-06-03
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 28, 2010
325,191,169 Shares

LIMITED BRANDS, INC.

*	The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2010” and “first quarter of 2009” refers to the thirteen week periods ending May 1, 2010 and May 2, 2009, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	First Quarter
	2010	2009
Net Sales	$1,932	$1,725
Costs of Goods Sold, Buying and Occupancy	(1,238)	(1,177)

Gross Profit	694	548
General, Administrative and Store Operating Expenses	(509)	(483)

Operating Income	185	65
Interest Expense	(61)	(62)
Interest Income	1	1
Other Income (Expense)	62	(1)

Income Before Income Taxes	187	3
Provision for Income Taxes	74	0

Net Income	$113	$3

Net Income Per Basic Share	$0.35	$0.01

Net Income Per Diluted Share	$0.34	$0.01

Dividends Per Share	$1.15	$0.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	May 1, 2010	January 30, 2010	May 2, 2009
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,188	$1,804	$936
Accounts Receivable, Net	199	219	198
Inventories	1,098	1,037	1,213
Deferred Income Taxes	32	30	75
Other	170	160	194

Total Current Assets	2,687	3,250	2,616
Property and Equipment, Net	1,677	1,723	1,891
Goodwill	1,448	1,442	1,430
Trade Names and Other Intangible Assets, Net	600	594	585
Other Assets	180	164	158

Total Assets	$6,592	$7,173	$6,680

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$485	$488	$410
Accrued Expenses and Other	632	693	591
Income Taxes	18	141	15

Total Current Liabilities	1,135	1,322	1,016
Deferred Income Taxes	240	213	209
Long-term Debt	2,523	2,723	2,897
Other Long-term Liabilities	717	731	719

Shareholders’ Equity:
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	0	0	0
Common Stock - $0.50 par value; 1,000 shares authorized; 325, 323 and 524 shares issued; 325, 323, 322 shares outstanding, respectively	163	161	262
Paid-in Capital	40	0	1,534
Accumulated Other Comprehensive Income (Loss)	(1)	(15)	(22)
Retained Earnings	1,777	2,037	4,731
Less: Treasury Stock, at Average Cost; 0, 0 and 202 shares, respectively	(2)	0	(4,666)

Total Limited Brands, Inc. Shareholders’ Equity	1,977	2,183	1,839
Noncontrolling Interest	0	1	0

Total Equity	1,977	2,184	1,839

Total Liabilities and Equity	$6,592	$7,173	$6,680

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	First Quarter
	2010	2009
Operating Activities:
Net Income	$113	$3
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	97	94
Amortization of Landlord Allowances	(8)	(9)
Deferred Income Taxes	20	3
Share-based Compensation Expense	13	11
Excess Tax Benefits from Share-based Compensation	(5)	0
Gain on Distribution from Express	(49)	0
Changes in Assets and Liabilities:
Accounts Receivable	37	38
Inventories	(57)	(28)
Accounts Payable, Accrued Expenses and Other	(63)	(165)
Income Taxes Payable	(120)	(79)
Other Assets and Liabilities	(38)	14

Net Cash Used for Operating Activities	(60)	(118)

Investing Activities:
Capital Expenditures	(44)	(51)
Return of Capital from Express	49	0
Return of Capital from Limited Stores	7	0
Other Investing Activities	(1)	0

Net Cash Provided by (Used for) Investing Activities	11	(51)

Financing Activities:
Payments of Long-term Debt	(200)	0
Dividends Paid	(373)	(48)
Financing Costs	(13)	(19)
Repurchase of Common Stock	(2)	0
Excess Tax Benefits from Share-based Compensation	5	0
Proceeds From Exercise of Stock Options and Other	13	0

Net Cash Used for Financing Activities	(570)	(67)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	3	(1)
Net Decrease in Cash and Cash Equivalents	(616)	(237)
Cash and Cash Equivalents, Beginning of Period	1,804	1,173

Cash and Cash Equivalents, End of Period	$1,188	$936

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

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2010” and “first quarter of 2009” refers to the thirteen week periods ending May 1, 2010 and May 2, 2009, respectively.

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

Interim Financial Statements

The Consolidated Financial Statements as of and for the quarter ended May 1, 2010 and May 2, 2009 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2009 Annual Report on Form 10-K.

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

Concentration of Credit Risk

The Company maintains cash and cash equivalents with various major financial institutions. Currently, the Company’s investment portfolio is comprised of U.S. and Canadian government obligations, U.S. Treasury and AAA-rated money market funds, bank time deposits and highly-rated commercial paper.

The Company monitors the relative credit standing of financial institutions and other entities with whom the Company transacts and limits the amount of credit exposure with any one entity. The Company also monitors the creditworthiness of entities to which the Company grants credit terms in the normal course of business and counterparties to derivative instruments.

2. New Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update 2010-06, which amends ASC 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which are effective for fiscal years and interim periods beginning after December 15, 2010. The Company adopted this guidance for the fiscal period beginning January 31, 2010, except for the new disclosure regarding the activity in Level 3 measurements, which the Company will adopt for the fiscal period beginning January 30, 2011.

3. Earnings Per Share and Shareholders’ Equity

Earnings Per Share

Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2010 and 2009:

	First Quarter
	2010	2009
	(in millions)
Weighted-average Common Shares:
Issued Shares (a)	323	524
Treasury Shares (a)	0	(203)

Basic Shares	323	321
Effect of Dilutive Options and Restricted Stock	10	2

Diluted Shares	333	323

Anti-dilutive Options and Awards (b)	3	21

(a)	In January 2010, the Company retired 201 million shares of its Treasury Stock.
(b)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity

In March 2010, the Company’s Board of Directors declared a special dividend of $1 per share. The special dividend, totaling $325 million, was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010. In accordance with the anti-dilutive provisions of the 1993 Stock Option and Performance Incentive Plan, the Company adjusted both the exercise price and the number of share-based awards outstanding as of the record date of the special dividend. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price are approximately equal immediately before and after the adjustment, therefore, no compensation expense was recognized.

In March 2010, the Company’s Board of Directors also approved a new share repurchase program of $200 million and cancelled its previous $250 million share repurchase program, which had $31 million remaining. In the first quarter of 2010, the Company repurchased 85 thousand shares of common stock for $2 million under the new program. Through May 28, 2010, the Company repurchased 361 thousand shares of common stock for $9 million under the new program.

In January 2010, the Company retired 201 million shares of its Treasury Stock. The retirement resulted in a reduction of $4.641 billion in Treasury Stock, $101 million in the par value of Common Stock, $1.545 billion in Paid-in Capital and $2.995 billion in Retained Earnings. Beginning in 2010, the Company adopted a policy of issuing new shares to satisfy award exercises or conversions.

4. Inventories

The following table provides details of inventories as of May 1, 2010, January 30, 2010 and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Finished Goods Merchandise	$1,035	$973	$1,154
Raw Materials and Merchandise Components	63	64	59

Total Inventories	$1,098	$1,037	$1,213

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net

The following table provides details of property and equipment, net as of May 1, 2010, January 30, 2010 and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Property and Equipment, at Cost	$4,054	$4,058	$4,056
Accumulated Depreciation and Amortization	(2,377)	(2,335)	(2,165)

Property and Equipment, Net	$1,677	$1,723	$1,891

Depreciation expense was $95 million and $93 million for the first quarter of 2010 and 2009, respectively.

6. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for the first quarter of 2010:

	Victoria’s Secret	Bath & Body Works	Total
	(in millions)
Balance as of January 30, 2010	$814	$628	$1,442
Foreign Currency Translation	6	0	6

Balance as of May 1, 2010	$820	$628	$1,448

The following table provides the rollforward of goodwill for the first quarter of 2009:

	Victoria’s Secret	Bath & Body Works	Total
	(in millions)
Balance as of January 31, 2009	$798	$628	$1,426
Foreign Currency Translation	4	0	4

Balance as of May 2, 2009	$802	$628	$1,430

Intangible Assets – Indefinite Lives

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $573 million as of May 1, 2010, $566 million as of January 30, 2010 and $554 million as of May 2, 2009. These intangible assets are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets – Finite Lives

The following table provides intangible assets with finite lives as of May 1, 2010, January 30, 2010 and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Intellectual Property	$41	$41	$41
Trademarks/Brands	19	19	19
Licensing Agreements and Customer Relationships	24	23	21
Favorable Operating Leases	19	19	18

Total	103	102	99
Accumulated Amortization	(76)	(74)	(68)

Intangible Assets, Net	$27	$28	$31

Amortization expense was $2 million and $1 million for the first quarter of 2010 and 2009, respectively. Estimated future annual amortization expense will be approximately $6 million for the remainder of 2010, $7 million in 2011, $5 million in 2012, $4 million in 2013, $3 million in 2014 and $2 million in the aggregate thereafter.

7. Equity Investments and Other

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

The Company recognized merchandise sourcing revenue from Express of $64 million and $67 million in the first quarter of 2010 and 2009, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $68 million as of May 1, 2010, $80 million as of January 30, 2010 and $74 million as of May 2, 2009.

In March 2010, Express completed a cash distribution to its owners and the Company received $57 million. The Company’s portion representing a return on capital is $8 million and is included in Other Assets and Liabilities within the Operating Activities section of the 2010 Consolidated Statement of Cash Flows. The remaining portion representing a return of capital is $49 million and is included in Return of Capital from Express within Investing Activities section of the 2010 Consolidated Statement of Cash Flows. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $49 million was recorded. The pre-tax gain is included in Other Income on the 2010 Consolidated Statement of Income. The Company’s investment carrying value for Express was $5 million as of May 1, 2010, $5 million as of January 30, 2010 and zero as of May 2, 2009. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Express Initial Public Offering (IPO)

On May 13, 2010, Express completed an IPO. The Company’s ownership interest was diluted as a result of the IPO. Additionally, the Company sold 1.3 million shares of its common stock in Express in the IPO. The Company will recognize a pre-tax gain of approximately $50 million in the second quarter of 2010 as a result of the IPO and the sale of its shares. Subsequent to the IPO and sale of shares, the Company’s ownership percentage in Express is approximately 18%. As a result, the Company is currently evaluating whether to continue to account for its investment in Express under the equity method or, alternatively, as an available for sale investment.

Limited Stores

In August 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores. In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements whereby the Company provides support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements vary and range from 3 months to 3 years. The Company recognized merchandise sourcing revenue from Limited Stores of $15 million and $14 million in the first quarter of 2010 and 2009, respectively. These amounts are net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided in accordance with the terms and conditions of the transition services agreements totaled $8 million as of May 1, 2010, $10 million as of January 30, 2010 and $11 million as of May 2, 2009.

In February 2010, Limited Stores completed a cash distribution to its owners and the Company received $7 million. The proceeds received from the cash dividend reduced the Company’s carrying value of the investment in Limited Stores. The distribution represented a return of capital and is included in Return of Capital from Limited Stores within the Investing Activities section on the 2010 Consolidated Statement of Cash Flows. The Company’s investment carrying value for Limited Stores was $12 million as of May 1, 2010, $13 million as of January 30, 2010 and $12 million as of May 2, 2009. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $66 million as of May 1, 2010, $66 million as of January 30, 2010 and $63 million as of May 2, 2009 and are recorded in Other Assets on the Consolidated Balance Sheets.

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

For the first quarter of 2010, the Company’s effective tax rate was 39.8% as compared to 19.5% in the first quarter of 2009. The first quarter 2009 tax rate was lower due to favorable resolution of certain tax matters.

Income taxes paid were approximately $169 million and $74 million for the first quarter of 2010 and 2009, respectively. The current income tax liability included net current deferred tax liabilities of $2 million as of May 1, 2010, January 30, 2010 and May 2, 2009.

9. Long-term Debt

The following table provides the Company’s long-term debt balance as of May 1, 2010, January 30, 2010 and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Senior Secured Debt
Term Loan due August 2012	$0	$200	$750
5.30% Mortgage due August 2010	2	2	2

Total Senior Secured Debt	2	202	752

Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount	485	485	0

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount	699	699	698
$500 million, 5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount	499	499	499
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount	299	299	299
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (a)	191	191	299

Total Senior Unsecured Debt	2,038	2,038	2,145

Total	2,525	2,725	2,897
Current Portion of Long-term Debt	(2)	(2)	0

Total Long-term Debt, Net of Current Portion	$2,523	$2,723	$2,897

(a)	The principal balance outstanding was $191 million as of May 1, 2010, $191 million as of January 30, 2010 and $300 million as of May 2, 2009.

Issuance of Notes

In June 2009, the Company issued $500 million of 8.50% notes due in June 2019 (“2019 Notes”). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned subsidiaries (the “guarantors”). The net proceeds from the issuance were $473 million, which included an issuance discount of $16 million and transaction costs of $11 million. These transaction costs are being amortized through the maturity date of June 2019 and are included within Other Assets on the May 1, 2010 and January 31, 2010 Consolidated Balance Sheets.

Subsequent to May 1, 2010, the Company issued $400 million of 7.00% notes due in May 2020 (“2020 Notes”) utilizing an existing shelf registration under which up to $1 billion of debt securities, common and preferred stock and other securities could be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $389 million, which included transaction costs of $11 million. These transaction costs will be amortized through the maturity date of May 2020 and will be included within Other Assets on the Consolidated Balance Sheet.

Repurchase of Notes

In June 2009, the Company repurchased $5 million of the $300 million notes due in December 2012 (“2012 Notes”) through open market transactions. In August 2009, the Company repurchased $103 million of the 2012 Notes through a tender offer for $101 million. The gain on extinguishment of this debt of $2 million is included in Other Income on the third quarter 2009 Consolidated Statement of Income.

Subsequent to May 1, 2010, the Company used a portion of the proceeds from the 2020 Notes to repurchase $134 million of the Company’s 2012 Notes for $144 million. The Company used the remaining portion of the proceeds from the 2020 Notes to repurchase $266 million of the Company’s $500 million notes due in November 2014 for $277 million. The Company will recognize a loss on extinguishment of debt of approximately $25 million in the second quarter of 2010.

Credit Facility and Term Loan

2009

On February 19, 2009, the Company amended its $1 billion unsecured revolving credit facility expiring in August 2012 (the “5-Year Facility”), amended its Term Loan for $750 million maturing in August 2012 and canceled its $300 million, 364-day unsecured revolving credit facility. The Company incurred fees related to the amendment of the 5-Year Facility and the Term Loan of $19 million. The fees associated with the 5-Year Facility amendment of $11 million were capitalized. This cost is being amortized over the remaining term of the 5-Year Facility and is included within Other Assets on the Consolidated Balance Sheet. The fees associated with the Term Loan amendment of $8 million were expensed in addition to unamortized fees related to the original agreement of $2 million. These charges are included within Interest Expense on the 2009 Consolidated Statement of Income.

The Company prepaid $550 million of the Term Loan throughout 2009.

2010

In March 2010, the Company prepaid the remaining $200 million of the Term Loan with cash on hand and also entered into an amendment and restatement (the “Amendment”) of its 5-Year Facility. The Amendment establishes two classes of loans under the 5-Year Facility: Class A loans to be made by lenders who consent to the Amendment and Class B loans to be made by non-consenting lenders. The Amendment extends the termination date of the 5-Year Facility from August 3, 2012 to August 1, 2014 on Class A loans. The Amendment also reduces the aggregate amount of the commitments of the lenders under the 5-Year Facility from $1 billion to $927 million. The loan commitments are $800 million and $127 million for Class A and Class B, respectively. The Company is permitted to borrow and prepay separately under either class of loans.

Additionally, the Amendment modifies the covenants limiting investments and restricted payments to provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists. The Company was in compliance with all of its covenant requirements as of May 1, 2010.

The Company incurred fees related to the amendment of the 5-Year Facility of $13 million which were capitalized and will be amortized over the remaining term of the 5-Year Facility.

The 5-Year Facility has several interest rate options, which are based in part on the Company’s long-term credit ratings. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 3.50% on any outstanding borrowings or letters of credit. As of May 1, 2010, there were no borrowings outstanding under the 5-Year Facility.

Letters of Credit

The 5-Year Facility supports the Company’s letter of credit program. The Company has $80 million of outstanding letters of credit as of May 1, 2010 that reduce its remaining availability under its amended credit agreements.

Participating Interest Rate Swap Arrangements

In January 2008, the Company entered into participating interest rate swap arrangements designated as cash flow hedges to mitigate exposure to interest rate fluctuations related to the Term Loan. In March 2010, the Company terminated the remaining portion of the participating interest rate swap arrangement totaling $200 million in conjunction with the remaining $200 million Term Loan prepayment. For additional information, see Note 10, “Derivative Instruments.”

10. Derivative Instruments

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of May 1, 2010, January 30, 2010, and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Other Assets	$0	$0	$7
Other Long-term Liabilities	47	34	0

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for 2010 and 2009:

		First Quarter
	Location	2010	2009
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(13)	$(19)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	23	14

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk

Interest Rate Designated Cash Flow Hedges

In January 2008, the Company entered into participating interest rate swap arrangements to mitigate exposure to interest rate fluctuations related to the Term Loan. The participating interest rate swap arrangements effectively convert the Term Loan to a fixed interest rate while still allowing the Company to partially benefit from declines in short-term interest rates. The swap arrangements were designated as cash flow hedges of interest rate risk and expired in 2012, at the same time as the related debt. Amounts are reclassified from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the Term Loan.

In June 2009, the Company prepaid $392 million of the Term Loan. In conjunction with the Term Loan prepayment, the Company de-designated portions of the participating interest rate swap arrangements totaling $392 million. As a result, hedge accounting was discontinued prospectively on the de-designated portions of the arrangements. Immediately following de-designation, the Company terminated $292 million of the arrangements. To offset the impact of the remaining $100 million portion of the de-designated arrangements, the Company entered into a non-designated derivative instrument.

In December 2009, the Company prepaid an additional $158 million of the Term Loan. In conjunction with the Term Loan prepayment, the Company terminated an equal portion of the participating interest rate swap arrangements which resulted in a realized loss of $8 million in the fourth quarter of 2009. This realized loss was expensed as there are no future cash flows associated with these terminated swap arrangements.

In March 2010, the Company prepaid the remaining $200 million of the Term Loan. In conjunction with the Term Loan prepayment, the Company terminated the remaining portion of the participating interest rate swap arrangements totaling $200 million resulting in a realized loss of $10 million. This realized loss was expensed as there are no future cash flows associated with these terminated swap arrangements. This realized loss was recognized in Interest Expense on the 2010 Consolidated Statement of Income.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate cash flow hedges as of May 1, 2010, January 30, 2010, and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Other Long-term Liabilities	$0	$10	$35

The following table provides a summary of the pre-tax financial statement effect of gains and losses on the Company’s derivative financial instruments designated as interest rate cash flow hedges for 2010 and 2009:

		First Quarter
	Location	2010	2009
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$0	$(6)
Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (a)	Interest Expense	11	4

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as interest expense is recognized on the Term Loan. No ineffectiveness is associated with these interest rate cash flow hedges.

11. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of May 1, 2010, January 30, 2010, and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Carrying Value	$2,525	$2,725	$2,897
Fair Value (a)	2,604	2,690	2,426

(a)	The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimated fair value of the Term Loan is equal to its carrying value. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the financial statements at fair value on a recurring basis as of May 1, 2010, January 30, 2010 and May 2, 2009:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of May 1, 2010
Assets:
Cash and Cash Equivalents	$1,188	$0	$0	$1,188

Liabilities:
Cross-currency Cash Flow Hedges	0	47	0	47
Lease Guarantees	0	0	8	8

As of January 30, 2010
Assets:
Cash and Cash Equivalents	$1,804	$0	$0	$1,804

Liabilities:
Cross-currency Cash Flow Hedges	0	34	0	34
Interest Rate Designated Cash Flow Hedges	0	10	0	10
Lease Guarantees	0	0	9	9

As of May 2, 2009
Assets:
Cash and Cash Equivalents	$936	$0	$0	$936
Cross-currency Cash Flow Hedges	0	7	0	7

Liabilities:
Interest Rate Designated Cash Flow Hedges	0	35	0	35
Lease Guarantees	0	0	15	15

The Company’s Level 2 fair value measurements are measured using market approach valuation techniques. The primary inputs to these techniques include benchmark interest rates and foreign currency exchange rates, as applicable to the underlying instruments.

The Company’s Level 3 fair value measurements are measured using income approach valuation techniques. The primary inputs to these techniques include the Company’s assessment of the risk of default on guaranteed leases and discount rates.

Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for 2010 and 2009:

	First Quarter
	2010	2009
	(in millions)
Beginning Balance	$9	$15
Change in Estimated Fair Value Reported in Earnings	(1)	0

Ending Balance	$8	$15

The Company’s lease guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of certain businesses. The fair value of these lease guarantees is impacted by economic conditions, probability of rent obligation payments, period of obligation as well as the discount rate utilized. For additional information, see Note 13, “Commitments and Contingencies.”

12. Comprehensive Income (Loss)

The following table provides detail for other comprehensive income for first quarter 2010 and 2009:

	First Quarter
	2010	2009
	(in millions)
Net Income	$113	$3
Other Comprehensive Income (Loss):
Foreign Currency Translation	(2)	0
Unrealized (Loss) Gain on Cash Flow Hedges	(13)	(25)
Reclassification of Cash Flow Hedges to Earnings	34	18
Income Tax Benefit (Provision) (a)	(4)	13

Total Comprehensive Income	$128	$9

(a)	The income tax benefit (provision) primarily relates to the interest rate designated cash flow hedges.

The following table provides additional detail regarding the composition of accumulated other comprehensive income (loss) as of May 1, 2010, January 30, 2010 and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Foreign Currency Translation	$(8)	$(6)	$(4)
Cash Flow Hedges	7	(9)	(18)

Total Accumulated Other Comprehensive Income (Loss)	$(1)	$(15)	$(22)

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

On November 6, 2009, a class action (International Brotherhood of Electrical Workers Local 697 Pension Fund v. Limited Brands, Inc. et al.) was filed against the Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Limited Brands common stock between August 22, 2007 and February 28, 2008. The Company believes the complaint is without merit and that the Company has substantial factual and legal defenses to the claims at issue. The Company intends to vigorously defend against this action. The Company cannot reasonably estimate the possible loss or range of loss that may result from this lawsuit.

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $130 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the November 1, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $3 million as of May 1, 2010, $6 million as of January 30, 2010 and $15 million as of May 2, 2009.

The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $80 million as of May 1, 2010, $84 million as of January 30, 2010 and $97 million as of May 2, 2009. The estimated fair value of these guarantee obligations was $8 million as of May 1, 2010, $9 million as of January 30, 2010 and $15 million as of May 2, 2009, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company’s guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of May 1, 2010, January 30, 2010 and May 2, 2009.

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

The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $13 million and $11 million for the first quarter of 2010 and 2009, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million and $5 million for the first quarter of 2010 and 2009, respectively.

15. Segment Information

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

Other consists of the following:

•	Henri Bendel, operator of eleven specialty stores, which features accessories and personal care products;

•	Mast, an apparel merchandise sourcing and production function serving Victoria’s Secret, La Senza and third-party customers;

•	Beauty Avenues, a personal care sourcing and production function serving Victoria’s Secret, La Senza and Bath & Body Works;

•	International retail and wholesale operations (excluding La Senza), which include the Company’s Bath & Body Works and Victoria’s Secret Pink stores in Canada; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for first quarter 2010 and 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2010
Net Sales	$1,264	$430	$238	$1,932
Operating Income (Loss)	167	38	(20)	185

2009
Net Sales	$1,125	$402	$198	$1,725
Operating Income (Loss)	87	4	(26)	65

The Company’s international sales, including La Senza, Bath & Body Works Canada, Victoria’s Secret Pink Canada and direct sales shipped internationally, totaled $146 million and $113 million for first quarter of 2010 and 2009, respectively.

16. Subsequent Events

In May 2010, the Company issued $400 million of notes due in May 2020 utilizing an existing shelf registration. The Company used the proceeds from these notes to repurchase $134 million of its 2012 notes and $266 million of its 2014 notes. For additional information, see Note 9, “Long-term Debt.”

On May 13, 2010, Express, an equity method investee, completed an initial public offering. For additional information, see Note 7, “Equity Investments and Other.”

17. Supplemental Guarantor Financial Information

The Company’s 8.50% notes due in June 2019 and the Company’s 7.00% notes due in May 2020, which were issued subsequent to May 1, 2010, are jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned subsidiaries. The Company is a holding company and its most significant assets are the stock of its subsidiaries. The guarantors represent (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.

The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of May 1, 2010, January 30, 2010 and May 2, 2009 and the Condensed Consolidating Statements of Income and Cash Flows for the periods ended May 1, 2010 and May 2, 2009.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(Unaudited)

	May 1, 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$0	$767	$421	$0	$1,188
Accounts Receivable, Net	1	162	36	0	199
Inventories	0	945	153	0	1,098
Deferred Income Taxes	0	35	(3)	0	32
Other	0	113	57	0	170

Total Current Assets	1	2,022	664	0	2,687
Property and Equipment, Net	0	1,020	657	0	1,677
Goodwill	0	1,318	130	0	1,448
Trade Names and Other Intangible Assets, Net	0	419	181	0	600
Net Investments in and Advances to/from Consolidated Affiliates	11,928	12,485	6,302	(30,715)	0
Other Assets	51	89	744	(704)	180

Total Assets	$11,980	$17,353	$8,678	$(31,419)	$6,592

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$0	$318	$167	$0	$485
Accrued Expenses and Other	63	305	264	0	632
Income Taxes	(2)	23	(3)	0	18

Total Current Liabilities	61	646	428	0	1,135
Deferred Income Taxes	(9)	37	212	0	240
Long-term Debt	2,523	608	82	(690)	2,523
Other Long-term Liabilities	14	538	179	(14)	717
Total Equity	9,391	15,524	7,777	(30,715)	1,977

Total Liabilities and Equity	$11,980	$17,353	$8,678	$(31,419)	$6,592

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

	January 30, 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$0	$1,441	$363	$0	$1,804
Accounts Receivable, Net	0	191	28	0	219
Inventories	0	883	154	0	1,037
Deferred Income Taxes	0	34	(4)	0	30
Other	0	107	54	(1)	160

Total Current Assets	0	2,656	595	(1)	3,250
Property and Equipment, Net	0	1,049	674	0	1,723
Goodwill	0	1,318	124	0	1,442
Trade Names and Other Intangible Assets, Net	0	420	174	0	594
Net Investments in and Advances to/from Consolidated Affiliates	12,746	11,997	6,511	(31,254)	0
Other Assets	38	60	771	(705)	164

Total Assets	$12,784	$17,500	$8,849	$(31,960)	$7,173

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$0	$309	$179	$0	$488
Accrued Expenses and Other	30	389	274	0	693
Income Taxes	4	121	16	0	141

Total Current Liabilities	34	819	469	0	1,322
Deferred Income Taxes	(9)	30	192	0	213
Long-term Debt	2,723	608	81	(689)	2,723
Other Long-term Liabilities	25	551	170	(15)	731
Total Equity	10,011	15,492	7,937	(31,256)	2,184

Total Liabilities and Equity	$12,784	$17,500	$8,849	$(31,960)	$7,173

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(Unaudited)

	May 2, 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$0	$698	$238	$0	$936
Accounts Receivable, Net	0	169	29	0	198
Inventories	0	1,070	151	(8)	1,213
Deferred Income Taxes	0	63	12	0	75
Other	0	125	70	(1)	194

Total Current Assets	0	2,125	500	(9)	2,616
Property and Equipment, Net	0	1,133	758	0	1,891
Goodwill	0	1,318	112	0	1,430
Trade Names and Other Intangible Assets, Net	0	421	164	0	585
Net Investments in and Advances to/from Consolidated Affiliates	12,538	11,426	8,358	(32,322)	0
Other Assets	25	98	741	(706)	158

Total Assets	$12,563	$16,521	$10,633	$(33,037)	$6,680

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$0	$253	$157	$0	$410
Accrued Expenses and Other	53	323	215	0	591
Income Taxes	0	15	0	0	15

Total Current Liabilities	53	591	372	0	1,016
Deferred Income Taxes	0	22	187	0	209
Long-term Debt	2,896	608	83	(690)	2,897
Other Long-term Liabilities	51	554	128	(14)	719
Total Equity	9,563	14,746	9,863	(32,333)	1,839

Total Liabilities and Equity	$12,563	$16,521	$10,633	$(33,037)	$6,680

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

(Unaudited)

	First Quarter 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$1,839	$528	$(435)	$1,932
Costs of Goods Sold, Buying and Occupancy	0	(1,213)	(426)	401	(1,238)

Gross Profit	0	626	102	(34)	694
General, Administrative and Store Operating Expenses	(1)	(481)	(65)	38	(509)

Operating Income (Loss)	(1)	145	37	4	185
Interest Expense	(60)	0	(3)	2	(61)
Interest Income	0	3	0	(2)	1
Other Income (Expense)	0	0	62	0	62

Income (Loss) Before Income Taxes	(61)	148	96	4	187
Provision (Benefit) for Income Taxes	0	31	43	0	74
Equity in Earnings, Net of Tax	174	142	22	(338)	0

Net Income (Loss)	$113	$259	$75	$(334)	$113

	First Quarter 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$1,655	$523	$(453)	$1,725
Costs of Goods Sold, Buying and Occupancy	0	(1,154)	(458)	435	(1,177)

Gross Profit	0	501	65	(18)	548
General, Administrative and Store Operating Expenses	(2)	(446)	(52)	17	(483)

Operating Income (Loss)	(2)	55	13	(1)	65
Interest Expense	(62)	0	(2)	2	(62)
Interest Income	0	3	0	(2)	1
Other Income (Expense)	0	0	(1)	0	(1)

Income (Loss) Before Income Taxes	(64)	58	10	(1)	3
Provision (Benefit) for Income Taxes	0	5	(5)	0	0
Equity in Earnings, Net of Tax	67	208	181	(456)	0

Net Income (Loss)	$3	$261	$196	$(457)	$3

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	First Quarter 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(46)	$(39)	$25	$0	$(60)

Investing Activities:
Capital Expenditures	0	(31)	(13)	0	(44)
Return of Capital from Express	0	0	49	0	49
Return of Capital from Limited Stores	0	0	7	0	7
Net Investments in Consolidated Affiliates	0	0	29	(29)	0
Other Investing Activities	0	0	(1)	0	(1)

Net Cash Provided by (Used for) Investing Activities	0	(31)	71	(29)	11

Financing Activities:
Payment of Long-term Debt	(200)	0	0	0	(200)
Dividends Paid	(373)	0	0	0	(373)
Financing Costs	(13)	0	0	0	(13)
Repurchase of Common Stock	(2)	0	0	0	(2)
Excess Tax Benefits from Share-based Compensation	0	4	1	0	5
Net Financing Activities and Advances to/from Consolidated Affiliates	621	(608)	(42)	29	0
Proceeds from Exercise of Stock Options and Other	13	0	0	0	13

Net Cash Provided by (Used for) Financing Activities	46	(604)	(41)	29	(570)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	0	0	3	0	3
Net Increase (Decrease) in Cash and Cash Equivalents	0	(674)	58	0	(616)
Cash and Cash Equivalents, Beginning of Period	0	1,441	363	0	1,804

Cash and Cash Equivalents, End of Period	$0	$767	$421	$0	$1,188

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	First Quarter 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(43)	$(78)	$3	$0	$(118)

Investing Activities:
Capital Expenditures	0	(28)	(23)	0	(51)

Net Cash Provided by (Used for) Investing Activities	0	(28)	(23)	0	(51)

Financing Activities:
Dividends Paid	(48)	0	0	0	(48)
Financing Costs	(19)	0	0	0	(19)
Net Financing Activities and Advances to/from Consolidated Affiliates	110	(134)	24	0	0
Proceeds from Exercise of Stock Options and Other	0	0	0	0	0

Net Cash Provided by (Used for) Financing Activities	43	(134)	24	0	(67)

Effects of Exchange Rate Changes on Cash	0	0	(1)	0	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	0	(240)	3	0	(237)
Cash and Cash Equivalents, Beginning of Period	0	938	235	0	1,173

Cash and Cash Equivalents, End of Period	$0	$698	$238	$0	$936

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of May 1, 2010 and May 2, 2009, and the related consolidated statements of income and cash flows for the thirteen week periods ended May 1, 2010 and May 2, 2009. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of January 30, 2010, and the related consolidated statements of income, total equity, and cash flows for the year then ended (not presented herein), and in our report dated March 26, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 30, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio
June 3, 2010

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

We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K.

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

Executive Overview

Our performance in the first quarter of 2010 improved significantly in comparison to the first quarter of 2009. Our net sales increased $207 million to $1.932 billion driven by a comparable store sales increase of 10%. Our operating income increased $120 million to $185 million and our operating income rate improved significantly from 3.8% to 9.6%. For additional information related to our 2010 financial performance, see “Results of Operations.”

The global retail sector and our business continue to face a very uncertain environment and, as a result, we continue to take a conservative stance in terms of inventory, expenses and capital expenditures. We will continue to manage our business conservatively and we remain focused on the execution of the retail fundamentals. At the same time, we are committed to bringing compelling merchandise assortments, marketing and store experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this uncertain environment.

Store Data

The following table compares first quarter 2010 store data to the first quarter of 2009:

Sales Per Average Selling Square Foot	2010	2009	% Change
Victoria’s Secret Stores (a)	$137	$122	12%
Bath & Body Works (a)	106	98	8%
La Senza (b) (c) (d)	85	84	1%

Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$796	$698	14%
Bath & Body Works (a)	251	234	7%
La Senza (b) (c) (d)	285	254	12%

Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	5,826	5,745	1%
Bath & Body Works (a)	2,370	2,376	0%
La Senza (c) (d)	3,373	3,038	11%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,059	5,974	1%
Bath & Body Works (a)	3,842	3,891	(1%)
La Senza (c) (d)	867	966	(10%)

(a)	Metric relates to company-owned stores in the United States.
(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.
(c)	Metric excludes independently owned La Senza stores operated by licensees.
(d)	2009 includes La Senza Girl stores. In the fourth quarter of 2009, we closed all 53 remaining La Senza Girl stores.

The following table compares the first quarter of 2010 store data to the first quarter of 2009:

Number of Stores	2010	2009
Victoria’s Secret (a)
Beginning of Period	1,040	1,043
Opened	3	4
Closed	(3)	(7)

End of Period	1,040	1,040

Bath & Body Works
Beginning of Period	1,627	1,638
Opened	2	6
Closed	(8)	(6)

End of Period	1,621	1,638

La Senza (b) (c)
Beginning of Period	258	322
Opened	0	0
Closed	(1)	(4)

End of Period	257	318

Bath & Body Works Canada
Beginning of Period	31	6
Opened	5	1
Closed	0	0

End of Period	36	7

Henri Bendel
Beginning of Period	11	5
Opened	0	0
Closed	0	0

End of Period	11	5

(a)	Number of stores excludes Victoria’s Secret Pink Canada store locations (4 in 2010 and 0 in 2009).
(b)	Number of stores excludes independently owned La Senza stores operated by licensees.
(c)	In the fourth quarter of 2009, we closed all 53 remaining La Senza Girl stores.

Results of Operations

First Quarter of 2010 Compared to First Quarter of 2009

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2010 in comparison to 2009:

			Operating Income Rate
	2010	2009	2010	2009
First Quarter	(in millions)
Victoria’s Secret	$167	$87	13.2%	7.8%
Bath & Body Works	38	4	8.8%	1.0%
Other (a)	(20)	(26)	(8.4%)	(13.1%)

Total Operating Income	$185	$65	9.6%	3.8%

(a)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.

For the first quarter of 2010, operating income increased $120 million to $185 million and the operating income rate increased to 9.6% from 3.8%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the first quarter of 2010 in comparison to the first quarter of 2009:

	2010	2009	% Change
First Quarter	(in millions)
Victoria’s Secret Stores	$828	$727	14%
La Senza	86	81	6%
Victoria’s Secret Direct	350	317	10%

Total Victoria’s Secret	1,264	1,125	12%
Bath & Body Works	430	402	7%
Other (a)	238	198	20%

Total Net Sales	$1,932	$1,725	12%

(a)	Includes Mast, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for the first quarter of 2010 to the first quarter of 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
First Quarter	(in millions)
2009 Net Sales	$1,125	$402	$198	$1,725
Comparable Store Sales	86	27	(1)	112
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	5	(2)	12	15
Foreign Currency Translation	15	0	3	18
Direct Channels	33	3	0	36
Mast Third-party Sales and Other	0	0	26	26

2010 Net Sales	$1,264	$430	$238	$1,932

The following table compares first quarter of 2010 comparable store sales to first quarter of 2009:

First Quarter	2010	2009
Victoria’s Secret Stores	12%	(9%)
La Senza	3%	(14%)

Total Victoria’s Secret	12%	(10%)
Bath & Body Works	7%	(3%)

Total Comparable Store Sales (a)	10%	(7%)

(a)	Includes Bath & Body Works Canada and Henri Bendel.

For the first quarter of 2010, our net sales increased $207 million to $1.932 billion and comparable store sales increased 10%. The increase in our net sales was primarily driven by the following:

Victoria’s Secret

For the first quarter of 2010, net sales increased $139 million to $1.264 billion and comparable store sales increased 12%. The increase in net sales was primarily driven by:

•

At Victoria’s Secret Stores, net sales increased across most categories including core lingerie, Pink and beauty driven by an improved merchandise assortment that incorporated newness, innovation and fashion;

•	At Victoria’s Secret Direct, net sales increased 10% with increases across most categories including intimates, apparel and swimwear driven by an improved merchandise assortment; and

•	At La Senza, net sales increased primarily due to favorable currency fluctuations.

The increase in comparable store sales was primarily driven by a significant increase in total transactions partially offset by lower average dollar sales.

Bath & Body Works

For the first quarter of 2010, net sales increased $28 million to $430 million and comparable store sales increased 7%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and antibacterial categories. The increase in comparable store sales was driven by an increase in total transactions and average dollar sales.

Other

For the first quarter of 2010, net sales increased $40 million to $238 million primarily related to new Bath & Body Works stores in Canada, the introduction of Victoria’s Secret Pink stores to Canada and an increase in third-party sales at Mast.

Gross Profit

For the first quarter of 2010, our gross profit increased $146 million to $694 million and our gross profit rate (expressed as a percentage of net sales) increased to 35.9% from 31.8% in the first quarter of 2009, primarily driven by the following:

Victoria’s Secret

For the first quarter of 2010, the increase in gross profit was primarily driven by:

•

At Victoria’s Secret Stores, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. Buying and occupancy expenses decreased slightly;

•

At Victoria’s Secret Direct, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. Buying and occupancy expenses were consistent with the prior period; and

•	At La Senza, gross profit remained consistent with the prior period.

The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate decreased due to leverage associated with the increase in net sales.

Bath & Body Works

For the first quarter of 2010, the increase in gross profit was driven by the impact of an increase in merchandise margin dollars related to the increase in net sales and a decrease in promotional activity. Buying and occupancy expenses were relatively consistent with the prior period.

The increase in the gross profit rate was driven by an increase in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate decreased due to leverage associated with the increase in net sales.

Other

For the first quarter of 2010, gross profit increased primarily driven by net sales increases in our Canadian Bath & Body Works and Victoria’s Secret Pink stores. The gross profit rate increased as a result of the impact of these businesses relative to the lower margin Mast third-party sales.

General, Administrative and Store Operating Expenses

For the first quarter of 2010, our general, administrative and store operating expenses increased $26 million to $509 million primarily driven by an increase in store selling expenses related to higher sales and an increase in incentive compensation related to improved performance.

The general, administrative and store operating expense rate decreased to 26.4% from 28.0% due to leverage associated with the increase in net sales.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2010 and 2009:

First Quarter	2010	2009
Average daily borrowings (in millions)	$2,659	$2,900
Average borrowing rate (in percentages)	6.75%	6.73%

For the first quarter of 2010, our interest expense decreased $1 million to $61 million driven by a decrease in the average borrowings slightly offset by an increase in the average borrowing rate. In 2010, our interest expense included $10 million of expense associated with terminating our remaining participating interest rate swap arrangements. In 2009, our interest expense included $10 million in fees which were expensed associated with the amendment of our 5-Year Facility and Term Loan.

Other Income (Expense)

For the first quarter of 2010, our other income (expense) increased from expense of $1 million to income of $62 million primarily due to a $49 million pre-tax gain related to a $57 million cash distribution from Express. The remaining increase related to higher income from our equity investments in Express and Limited Stores.

Provision for Income Taxes

For the first quarter of 2010, our effective tax rate was 39.8% as compared to 19.5% in the first quarter of 2009. The first quarter 2009 tax rate was lower due to favorable resolution of certain tax matters.

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

The following table provides our long-term debt balance as of May 1, 2010, January 30, 2010 and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Senior Secured Debt
Term Loan due August 2012	$0	$200	$750
5.30% Mortgage due August 2010	2	2	2

Total Senior Secured Debt	2	202	752

Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount	485	485	0

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount	699	699	698
$500 million, 5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount	499	499	499
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount	299	299	299
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (a)	191	191	299

Total Senior Unsecured Debt	2,038	2,038	2,145

Total	$2,525	$2,725	$2,897

(a)	The principal balance outstanding was $191 million as of May 1, 2010, $191 million as of January 30, 2010 and $300 million as of May 2, 2009.

Issuance of Notes

In June 2009, we issued $500 million of 8.50% notes due in June 2019 (“2019 Notes”). The 2019 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned subsidiaries (the “guarantors”). The net proceeds from the issuance were $473 million, which included an issuance discount of $16 million and transaction costs of $11 million.

In May 2010, we issued $400 million of 7.00% notes due in May 2020 (“2020 Notes”) utilizing an existing shelf registration. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the 2020 Note issuance were $389 million, which included transaction costs of $11 million.

Repurchase of Notes

In June 2009, we repurchased $5 million of our $300 million notes due in December 2012 (“2012 Notes”) through open market transactions. In August 2009, we repurchased an additional $103 million of the 2012 Notes through a tender offer for $101 million.

In May 2010, we used a portion of the proceeds from the 2020 Notes to repurchase $134 million of our 2012 Notes for $144 million. We used the remaining portion of the proceeds from the 2020 Notes to repurchase $266 million of our $500 million notes due in November 2014 for $277 million.

Credit Facility and Term Loan

On February 19, 2009, we amended our 5-Year Facility and Term Loan and we canceled a 364-Day Facility after determining it was no longer required. We prepaid $550 million of the Term Loan throughout 2009.

In March 2010, we prepaid the remaining $200 million of the Term Loan with cash on hand and also entered into an amendment and restatement (the “Amendment”) of our 5-Year Facility. The Amendment establishes two classes of loans under the 5-Year Facility; Class A loans to be made by lenders who consent to the Amendment and Class B loans to be made by non-consenting lenders. The Amendment extends the termination date of the 5-Year Facility from August 3, 2012 to August 1, 2014 on Class A loans. The Amendment also reduces the aggregate amount of the commitments of the lenders under the 5-Year Facility from $1 billion to $927 million. The loan commitments are $800 million and $127 million for Class A and Class B, respectively. We are permitted to borrow and prepay separately under either class of loans.

Additionally, the Amendment modifies the covenants limiting investments and restricted payments to provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists. We were in compliance with all of our covenant requirements as of May 1, 2010.

The 5-Year Facility has several interest rate options, which are based in part on our long-term credit ratings. Fees payable under the 5-Year Facility are based on our long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 3.50% on any outstanding borrowings or letters of credit. As of May 1, 2010, there were no borrowings outstanding under the 5-Year Facility.

Letters of Credit

The 5-Year Facility supports our letter of credit program. We have $80 million of outstanding letters of credit as of May 1, 2010 that reduce our remaining availability under our amended credit agreements.

Participating Interest Rate Swap Arrangements

In January 2008, we entered into participating interest rate swap arrangements designated as cash flow hedges to mitigate exposure to interest rate fluctuations related to the Term Loan. In March 2010, we terminated the remaining portion of the participating interest rate swap arrangement totaling $200 million in conjunction with the remaining $200 million Term Loan prepayment. For additional information, see Note 10, “Derivative Instruments.”

Working Capital and Capitalization

We believe that available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of May 1, 2010, January 30, 2010 and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Cash Provided by (Used for) Operating Activities (a)	$(60)	$1,174	$(118)
Capital Expenditures (a)	44	202	51
Working Capital	1,552	1,928	1,600

Capitalization:
Long-term Debt	2,523	2,723	2,897
Shareholders’ Equity	1,977	2,183	1,839

Total Capitalization	4,500	4,906	4,736
Additional Amounts Available Under Credit Agreements (b)	847	935	916

(a)	The January 30, 2010 amounts represent a twelve-month period and the May 1, 2010 and May 2, 2009 amounts represent three-month periods.
(b)	Letters of credit reduce our remaining availability under the 5-Year Facility.

Credit Ratings

The following table provides our credit ratings as of May 1, 2010:

	Moody’s	S&P	Fitch
Corporate	Ba2	BB	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB	BB
Senior Unsecured Debt	Ba3	BB	BB
Outlook	Positive	Stable	Negative

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

Common Stock Share Repurchases

In March 2010, our Board of Directors approved a new share repurchase program of $200 million and cancelled our previous $250 million share repurchase program, which had $31 million remaining. In the first quarter of 2010, we repurchased 85 thousand shares of common stock for $2 million under the new program. Through May 28, 2010, we repurchased 361 thousand shares of common stock for $9 million under the new program.

Dividend Policy and Procedures

We currently pay a common stock dividend of $0.15 per share in cash each quarter. Our Board of Directors will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, any restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time.

In March 2010, our Board of Directors declared a special dividend of $1 per share. The special dividend, which totaled $325 million, was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010.

Cash Flow

The following table provides a summary of our cash flow activity for the first quarter of 2010 and 2009:

	First Quarter
	2010	2009
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,804	$1,173
Net Cash Flows Used for Operating Activities	(60)	(118)
Net Cash Flows Provided by (Used for) Investing Activities	11	(51)
Net Cash Flows Used for Financing Activities	(570)	(67)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	(1)

Net Decrease in Cash and Cash Equivalents	(616)	(237)

Cash and Cash Equivalents, End of Period	$1,188	$936

Operating Activities

Net cash used for operating activities in 2010 was $60 million, including net income of $113 million. Net income included $89 million of depreciation and amortization. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal decreases in Accounts Payable, Accrued Expenses and Other, Income Taxes Payable and Inventories.

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

Investing Activities

Net cash provided by investing activities in 2010 was $11 million consisting primarily of return of capital from both Express and Limited Stores of $49 million and $7 million, respectively, partially offset by capital expenditures of $44 million. The capital expenditures included $33 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Net cash used by investing activities in 2009 was $51 million consisting entirely of capital expenditures. The capital expenditures included $23 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Financing Activities

Net cash used for financing activities in 2010 was $570 million consisting primarily of quarterly and special dividend payments aggregating to $1.15 per share, or $373 million, and a $200 million prepayment of our Term Loan.

Net cash used for financing activities in 2009 was $67 million consisting primarily of quarterly dividend payments of $0.15 per share, or $48 million, and $19 million of costs related to the amendment of our 5-Year Facility and Term Loan in February 2009.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $130 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

In April 2008, we received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of our liability for guaranteed future lease payments of Express. We can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the November 1, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $3 million as of May 1, 2010, $6 million as of January 30, 2010 and $15 million as of May 2, 2009.

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $80 million as of May 1, 2010, $84 million as of January 30, 2010 and $97 million as of May 2, 2009. The estimated fair value of these guarantee obligations was $8 million as of May 1, 2010, $9 million as of January 30, 2010 and $15 million as of May 2, 2009 and is included in Other Long-term Liabilities on our Consolidated Balance Sheets.

Our guarantees related to Abercrombie & Fitch, Tween Brands (formerly Limited Too and Too, Inc.), Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of May 1, 2010, January 30, 2010 and May 2, 2009.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other agreements to purchase goods and services that are legally binding and that require minimum quantities to be purchased. These contractual obligations impact our short and long-term liquidity and capital resource needs. There have been no other material changes in our contractual obligations since January 30, 2010, other than those which occur in the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, which amends ASC 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which will be effective for fiscal years and interim periods beginning after December 15, 2010. We adopted this guidance for the fiscal period beginning January 31, 2010, except for the new disclosure regarding the activity in Level 3 measurements, which we will adopt for the fiscal period beginning January 30, 2011.

IMPACT OF INFLATION

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on the results of operations and financial condition have been minor.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the consolidated financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long-lived assets, claims and contingencies, income taxes and revenue recognition. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

There have been no material changes to the critical accounting policies and estimates disclosed in our 2009 Annual Report on Form 10-K.

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

All of our long-term debt as of May 1, 2010 has fixed interest rates. Thus, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows. The Term Loan contained a variable interest rate that fluctuated based on changes in an underlying benchmark interest rate and changes in our credit rating. In January 2008, we executed a participating interest rate swap arrangement which limited our exposure to increases in the benchmark interest rate while allowing us to partially participate in any decreases in the benchmark interest rate. In March 2010, we prepaid the remaining $200 million of the Term Loan and terminated the remaining portion of the participating interest rate swap arrangement.

Fair Value of Financial Instruments

As of May 1, 2010, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of long-term debt and swap arrangements as of May 1, 2010, January 30, 2010 and May 2, 2009:

	May 1, 2010	January 30, 2010	May 2, 2009
	(in millions)
Long-term Debt:
Carrying Value	$2,525	$2,725	$2,897
Fair Value, Estimated (a)	2,604	2,690	2,426
Aggregate Fair Value of Cross-currency Swap Arrangements (b)	47	34	(7)
Fair Value of Participating Interest Rate Swap Arrangements (b)	0	10	35

(a)	The estimated fair value of our publicly traded debt is based on quoted market prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
(b)	Swap arrangements are in an (asset) liability position.

We maintain cash and cash equivalents with various major financial institutions, as well as a 5-Year Facility that supports our letter of credit program. We monitor the relative credit standing of these financial institutions and other entities and limit the amount of credit exposure with any one entity. We also monitor the creditworthiness of entities to which we grant credit terms in the normal course of business and counterparties to derivative instruments.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 6, 2009, a class action (International Brotherhood of Electrical Workers Local 697 Pension Fund v. Limited Brands, Inc. et al.) was filed against the Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Limited Brands common stock between August 22, 2007 and February 28, 2008. The Company believes the complaint is without merit and that the Company has substantial factual and legal defenses to the claims at issue. The Company intends to vigorously defend against this action. The Company cannot reasonably estimate the possible loss or range of loss that may result from this lawsuit.

Item 1A.	RISK FACTORS

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2009 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2009 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2010	19	$19.36	0	$200,000
March 2010	398	24.11	85	197,906
April 2010	10	26.58	0	197,906

Total	427	23.96	85

(a)	The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, (ii) the use of our stock to pay the exercise price on employee stock options, and (iii) our small shareholder repurchase program.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibits
15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer
Executive Vice President and Chief Financial Officer *

Date: June 3, 2010

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.