Form 10-Q
period 2010-07-31
LIMITED BRANDS INC
filed 2010-09-07
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 27, 2010
322,778,842 Shares

LIMITED BRANDS, INC.

*	The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2010” and “second quarter of 2009” refer to the thirteen week periods ending July 31, 2010 and August 1, 2009, respectively. “Year-to-date 2010” and “year-to-date 2009” refer to the twenty-six week periods ending July 31, 2010 and August 1, 2009, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Net Sales	$2,242	$2,067	$4,174	$3,792
Costs of Goods Sold, Buying and Occupancy	(1,464)	(1,399)	(2,702)	(2,576)

Gross Profit	778	668	1,472	1,216
General, Administrative and Store Operating Expenses	(542)	(519)	(1,051)	(1,002)
Net Gain on Joint Venture	0	9	0	9

Operating Income	236	158	421	223
Interest Expense	(51)	(58)	(112)	(120)
Interest Income	0	1	1	2
Other Income (Loss)	59	(2)	121	(3)

Income Before Income Taxes	244	99	431	102
Provision for Income Taxes	66	25	140	25

Net Income	$178	$74	$291	$77

Net Income Per Basic Share	$0.55	$0.23	$0.90	$0.24

Net Income Per Diluted Share	$0.54	$0.23	$0.87	$0.24

Dividends Per Share	$0.15	$0.15	$1.30	$0.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	July 31, 2010	January 30, 2010	August 1, 2009
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,300	$1,804	$1,550
Accounts Receivable, Net	209	219	230
Inventories	1,083	1,037	1,091
Deferred Income Taxes	32	30	74
Other	181	160	188

Total Current Assets	2,805	3,250	3,133
Property and Equipment, Net	1,641	1,723	1,850
Goodwill	1,447	1,442	1,441
Trade Names and Other Intangible Assets, Net	596	594	599
Other Assets	233	164	162

Total Assets	$6,722	$7,173	$7,185

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$559	$488	$508
Accrued Expenses and Other	615	693	557
Income Taxes	6	141	33

Total Current Liabilities	1,180	1,322	1,098
Deferred Income Taxes	224	213	220
Long-term Debt	2,532	2,723	3,251
Other Long-term Liabilities	713	731	740

Shareholders’ Equity:
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	0	0	0
Common Stock - $0.50 par value; 1,000 shares authorized; 326, 323 and 524 shares issued; 323, 323, 322 shares outstanding, respectively	163	161	262
Paid-in Capital	63	0	1,541
Accumulated Other Comprehensive Income (Loss)	9	(15)	(22)
Retained Earnings	1,906	2,037	4,757
Less: Treasury Stock, at Average Cost; 3, 0 and 202 shares, respectively	(68)	0	(4,662)

Total Limited Brands, Inc. Shareholders’ Equity	2,073	2,183	1,876
Noncontrolling Interest	0	1	0

Total Equity	2,073	2,184	1,876

Total Liabilities and Equity	$6,722	$7,173	$7,185

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date
	2010	2009
Operating Activities:
Net Income	$291	$77
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	194	191
Amortization of Landlord Allowances	(17)	(18)
Deferred Income Taxes	2	4
Share-based Compensation Expense	23	22
Excess Tax Benefits from Share-based Compensation	(10)	0
Net Gain on Joint Venture	0	(9)
Gain on Distribution from Express	(49)	0
Gain on Express Initial Public Offering	(52)	0
Gain on Divestiture of Limited Stores	(20)	0
Loss on Extinguishment of Debt	25	0
Changes in Assets and Liabilities:
Accounts Receivable	10	9
Inventories	(44)	102
Accounts Payable, Accrued Expenses and Other	(9)	(107)
Income Taxes Payable	(128)	(61)
Other Assets and Liabilities	(32)	34

Net Cash Provided by Operating Activities	184	244

Investing Activities:
Capital Expenditures	(110)	(97)
Return of Capital from Express	49	0
Return of Capital from Limited Stores	7	0
Proceeds from Divestiture of Limited Stores	32	0
Proceeds from Express Initial Public Offering	20	0
Other Investing Activities	(1)	0

Net Cash Used for Investing Activities	(3)	(97)

Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	390	473
Payments of Long-term Debt	(621)	(130)
Dividends Paid	(422)	(96)
Financing Costs	(14)	(19)
Repurchase of Common Stock	(68)	0
Excess Tax Benefits from Share-based Compensation	10	0
Proceeds From Exercise of Stock Options and Other	38	0

Net Cash Provided by (Used for) Financing Activities	(687)	228

Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	2
Net Increase (Decrease) in Cash and Cash Equivalents	(504)	377
Cash and Cash Equivalents, Beginning of Period	1,804	1,173

Cash and Cash Equivalents, End of Period	$1,300	$1,550

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

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Limited Brands, Inc. (the Company) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through specialty retail stores in the United States and Canada, which are primarily mall-based, and through its websites, catalogue and other channels. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Victoria’s Secret Pink

•	La Senza

•	Bath & Body Works

•	C.O. Bigelow

•	The White Barn Candle Company

•	Henri Bendel

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2010” and “second quarter of 2009” refer to the thirteen week periods ending July 31, 2010 and August 1, 2009, respectively. “Year-to-date 2010” and “year-to-date 2009” refer to the twenty-six week periods ending July 31, 2010 and August 1, 2009, respectively.

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

Express

Through May 12, 2010, the Company had a 25% ownership interest in Express and accounted for this investment under the equity method of accounting. On May 13, 2010, Express completed an initial public offering (“IPO”). Additionally, the Company sold a portion of its shares of common stock in Express in conjunction with the IPO. As a result, the Company’s ownership interest was diluted from 25% to 18%. The Company eliminated in consolidation 25% of merchandise sourcing sales to Express through May 12, 2010 and eliminated 18% from May 13, 2010 through the end of the second quarter of 2010.

Based on the Company’s reduced ownership in Express, the resulting loss of contractual rights and the resignation of the Company’s seats on Express’ Board of Directors in August 2010, the Company has determined that it is appropriate to account for Express using the available-for-sale method of accounting beginning in the third quarter of 2010. As a result of the accounting change, the Company will no longer record equity income (loss) from Express in Other Income (Loss) on the Consolidated Statement of Income. The Company will also recognize 100% of merchandise sourcing sales to Express. Furthermore, under the available-for-sale method, the Company’s investment in Express will be valued based on the market price of Express’ common stock.

Limited Stores

Through June 9, 2010, the Company had a 25% ownership interest in Limited Stores. The Company accounted for this investment under the equity method of accounting and eliminated in consolidation 25% of merchandise sourcing sales to Limited Stores equal to the Company’s ownership percentage. On June 10, 2010, the Company divested its remaining 25% ownership percentage in Limited Stores and resigned its seats on Limited Stores’ Board of Directors. Beginning June 10, 2010, the Company no longer records equity income (loss) from Limited Stores and also began recognizing 100% of merchandise sourcing sales to Limited Stores.

Interim Financial Statements

The Consolidated Financial Statements as of and for the quarter and year-to-date periods ended July 31, 2010 and August 1, 2009 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2009 Annual Report on Form 10-K.

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

2. New Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update 2010-06, which amends Accounting Standards Codification (“ASC 820”), Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosure regarding the activity in Level 3 measurements, which will be effective for fiscal years and interim periods beginning after December 15, 2010. The Company adopted this guidance for the fiscal period beginning January 31, 2010, except for the new disclosure regarding the activity in Level 3 measurements, which the Company will adopt for the fiscal period beginning January 30, 2011.

3. Earnings Per Share and Shareholders’ Equity

Earnings Per Share

Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date of 2010 and 2009:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
	(in millions)
Weighted-average Common Shares:
Issued Shares (a)	326	524	324	524
Treasury Shares (a)	(1)	(202)	0	(203)

Basic Shares	325	322	324	321
Effect of Dilutive Options and Restricted Stock	9	4	9	3

Diluted Shares	334	326	333	324

Anti-dilutive Options and Awards (b)	3	12	3	16

(a)	In January 2010, the Company retired 201 million shares of its Treasury Stock.
(b)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity

In March 2010, the Company’s Board of Directors declared a special dividend of $1 per share. The special dividend, totaling $325 million, was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010. In accordance with the anti-dilutive provisions of the 1993 Stock Option and Performance Incentive Plan, the Company adjusted both the exercise price and the number of share-based awards outstanding as of the record date of the special dividend. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustment, therefore, no compensation expense was recognized.

In March 2010, the Company’s Board of Directors also approved a new share repurchase program of $200 million and cancelled its previous $250 million share repurchase program, which had $31 million remaining. Through the second quarter of 2010, the Company repurchased 2.8 million shares of common stock for $68 million under the new program. Through August 27, 2010, the Company repurchased 0.5 million additional shares of common stock for $12 million under the new program.

In January 2010, the Company retired 201 million shares of its Treasury Stock. The retirement resulted in a reduction of $4.641 billion in Treasury Stock, $101 million in the par value of Common Stock, $1.545 billion in Paid-in Capital and $2.995 billion in Retained Earnings. Beginning in 2010, the Company adopted a policy of issuing new shares to satisfy award exercises or conversions.

4. Inventories

The following table provides details of inventories as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)
Finished Goods Merchandise	$984	$973	$1,009
Raw Materials and Merchandise Components	99	64	82

Total Inventories	$1,083	$1,037	$1,091

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net

The following table provides details of property and equipment, net as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)
Property and Equipment, at Cost	$4,082	$4,058	$4,080
Accumulated Depreciation and Amortization	(2,441)	(2,335)	(2,230)

Property and Equipment, Net	$1,641	$1,723	$1,850

Depreciation expense was $96 million for both the second quarter of 2010 and 2009. Depreciation expense was $191 million and $189 million for year-to-date 2010 and 2009, respectively.

6. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for year-to-date 2010:

	Victoria’s Secret	Bath & Body Works	Total
		(in millions)
Balance as of January 30, 2010	$814	$628	$1,442
Foreign Currency Translation	5	0	5

Balance as of July 31, 2010	$819	$628	$1,447

The following table provides the rollforward of goodwill for year-to-date 2009:

	Victoria’s Secret	Bath & Body Works	Total
		(in millions)
Balance as of January 31, 2009	$798	$628	$1,426
Foreign Currency Translation	15	0	15

Balance as of August 1, 2009	$813	$628	$1,441

Intangible Assets – Indefinite Lives

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $571 million as of July 31, 2010, $566 million as of January 30, 2010 and $568 million as of August 1, 2009. These intangible assets are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets – Finite Lives

The following table provides intangible assets with finite lives as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
		(in millions)
Intellectual Property	$41	$41	$41
Trademarks/Brands	19	19	19
Licensing Agreements and Customer Relationships	24	23	23
Favorable Operating Leases	19	19	19

Total	103	102	102
Accumulated Amortization	(78)	(74)	(71)

Intangible Assets, Net	$25	$28	$31

Amortization expense was $1 million for both the second quarter of 2010 and 2009. Amortization expense was $3 million and $2 million for year-to-date 2010 and 2009, respectively. Estimated future annual amortization expense will be approximately $4 million for the remainder of 2010, $7 million in 2011, $5 million in 2012, $4 million in 2013, $3 million in 2014 and $2 million in the aggregate thereafter.

7. Equity Investments and Other

Express

In July 2007, the Company completed the divestiture of 75% of its ownership interest in Express. In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company provided support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varied and ranged from 3 months to 3 years.

In October 2009, the Company entered into new agreements with Express whereby the Company will continue to provide logistics services and lease office space. The Company also continues to provide merchandise sourcing services to Express.

The Company recognized merchandise sourcing revenue from Express of $81 million and $86 million in the second quarter of 2010 and 2009, respectively. The Company recognized merchandise sourcing revenue from Express of $145 million and $153 million for year-to-date 2010 and 2009, respectively. These amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided totaled $85 million as of July 31, 2010, $80 million as of January 30, 2010 and $100 million as of August 1, 2009.

In March 2010, Express completed a cash distribution to its owners and the Company received $57 million. The Company’s portion representing a return on capital is $8 million and is included in Other Assets and Liabilities within the Operating Activities section of the 2010 Consolidated Statement of Cash Flows. The remaining portion representing a return of capital is $49 million and is included in Return of Capital from Express within the Investing Activities section of the 2010 Consolidated Statement of Cash Flows. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $49 million was recorded. The pre-tax gain is included in Other Income (Loss) on the year-to-date 2010 Consolidated Statement of Income.

On May 13, 2010, Express completed an IPO. Additionally, the Company sold 1.3 million shares of its common stock in Express in the IPO. As a result, the Company’s ownership interest was diluted from 25% to 18% and the carrying value of the Company’s remaining investment was increased to reflect the proportional impact of the IPO. As a result of these events, the Company recognized a pre-tax gain of $52 million, which is included in Other Income (Loss) on the 2010 Consolidated Statements of Income.

Based on the Company’s reduced ownership in Express, the resulting loss of contractual rights and the resignation of the Company’s seats on Express’ Board of Directors in August 2010, the Company has determined that it is appropriate to account for Express using the available-for-sale method of accounting beginning in the third quarter of 2010. As a result of the accounting change, the Company will no longer record equity income (loss) from Express in Other Income (Loss) on the Consolidated Statement of Income. The Company will also recognize 100% of merchandise sourcing sales to Express. Furthermore, under the available-for-sale method, the Company’s investment in Express will be valued based on the market price of Express’ common stock.

The Company’s investment carrying value for Express was $37 million as of July 31, 2010, $5 million as of January 30, 2010 and zero as of August 1, 2009. These amounts are included in Other Assets on the Consolidated Balance Sheets. As of July 31, 2010, the market value of the Company’s investment in Express based on the closing price of Express’ common stock was $286 million.

Limited Stores

In August 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores. In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements whereby the Company provided support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varied and ranged from 3 months to 3 years.

In June 2010, the Company entered into a new agreement with Limited Stores whereby the Company will continue to provide logistics services. The Company also continues to provide merchandise sourcing services to Limited Stores.

The Company recognized merchandise sourcing revenue from Limited Stores of $7 million and $12 million in the second quarter of 2010 and 2009, respectively. The Company recognized merchandise sourcing revenue from Limited Stores of $22 million and $26 million for year-to-date 2010 and 2009, respectively. These amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided totaled $13 million as of July 31, 2010, $10 million as of January 30, 2010 and $11 million as of August 1, 2009.

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

In June 2010, the Company completed the divestiture of its remaining 25% ownership interest in Limited Stores and resigned its seats on Limited Stores’ Board of Directors. The Company received pre-tax net cash proceeds of $32 million from the divestiture which are included in Proceeds from Divestiture of Limited Stores within the Investing Activities section on the 2010 Consolidated Statement of Cash Flows. The Company recorded a pre-tax gain on the divestiture of $20 million ($42 million net of related tax benefits). The pre-tax gain is included in Other Income (Loss) on the 2010 Consolidated Statements of Income. The Company will no longer record equity income (loss) from Limited Stores in Other Income (Loss) on the Consolidated Statement of Income. The Company also began recognizing 100% of merchandise sourcing sales to Limited Stores following the divestiture. The Company’s investment carrying value for Limited Stores was zero as of July 31, 2010, $13 million as of January 30, 2010 and $11 million as of August 1, 2009. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $68 million as of July 31, 2010, $66 million as of January 30, 2010 and $64 million as of August 1, 2009 and are recorded in Other Assets on the Consolidated Balance Sheets.

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

Other

In April 2008, the Company recorded a pre-tax impairment charge of $19 million related to an unconsolidated joint venture accounted for under the equity method of accounting. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. In July 2009, the Company recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Venture on the 2009 Consolidated Statements of Income.

8. Income Taxes

The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries. The Company’s effective tax rate has historically reflected a provision related to the undistributed earnings of foreign affiliates, but the related taxes are not paid until the earnings are deemed repatriated to the United States. The Company has historically recorded a deferred tax liability for those undistributed earnings. Currently, no deferred tax liability is recorded on foreign affiliated earnings as the tax basis is greater than the carrying value.

For the second quarter of 2010 and year-to-date 2010, the Company’s effective tax rate was 26.8% and 32.4%, respectively. The Company’s effective tax rate for 2010 was favorably impacted by the divestiture of the Company’s remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of the Company’s ownership in Limited Stores.

For the second quarter of 2009 and year-to-date 2009, the Company’s effective tax rate was 25.1% and 24.9%, respectively. The Company’s effective tax rate for 2009 was favorably impacted by the resolution of certain tax matters.

Income taxes paid were approximately $99 million and $8 million for the second quarter of 2010 and 2009, respectively. Income taxes paid approximated $268 million and $82 million for year-to-date 2010 and 2009, respectively. The current income tax liability included net current deferred tax liabilities of $2 million as of July 31, 2010, January 30, 2010 and August 1, 2009.

9. Long-term Debt

The following table provides the Company’s long-term debt balance as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)

Senior Secured Debt
Term Loan due August 2012	$0	$200	$625
5.30% Mortgage due August 2010	2	2	2

Total Senior Secured Debt	2	202	627

Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	485	485	484
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	0	0

Total Senior Unsecured Debt with Subsidiary Guarantee	885	485	484

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	703	699	698
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	237	499	499
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	58	191	294

Total Senior Unsecured Debt	1,647	2,038	2,140

Total	2,534	2,725	3,251
Current Portion of Long-term Debt	(2)	(2)	0

Total Long-term Debt, Net of Current Portion	$2,532	$2,723	$3,251

(a)	The July 31, 2010 balance includes a fair value interest rate hedge adjustment of $4 million.
(b)	The principal balance outstanding was $234 million as of July 31, 2010, $500 million as of January 30, 2010 and $500 million as of August 1, 2009. The July 31, 2010 balance also includes a fair value interest rate hedge adjustment of $4 million.
(c)	The principal balance outstanding was $58 million as of July 31, 2010, $191 million as of January 30, 2010 and $295 million as of August 1, 2009. The July 31, 2010 balance includes a fair value interest rate hedge adjustment of $1 million.

Issuance of Notes

In June 2009, the Company issued $500 million of 8.50% notes due in June 2019. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned subsidiaries (the “guarantors”). The net proceeds from the issuance were $473 million, which included an issuance discount of $16 million and transaction costs of $11 million. These transaction costs are being amortized through the maturity date of June 2019 and are included within Other Assets on the Consolidated Balance Sheets.

In May 2010, the Company issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which up to $1 billion of debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $390 million, which included transaction costs of $10 million. These transaction costs are being amortized through the maturity date of May 2020 and are included within Other Assets on the July 31, 2010 Consolidated Balance Sheet.

Repurchase of Notes

In June 2009, the Company repurchased $5 million of the 2012 Notes through open market transactions. In August 2009, the Company repurchased $103 million of the 2012 Notes through a tender offer for $101 million. The gain on extinguishment of this debt of $2 million is included in Other Income (Loss) on the third quarter 2009 Consolidated Statement of Income.

In May 2010, the Company used a portion of the proceeds from the 2020 Notes to repurchase $134 million of the Company’s 2012 Notes for $144 million. The Company used the remaining portion of the proceeds from the 2020 Notes to repurchase $266 million of the 2014 Notes for $277 million. The loss on extinguishment of this debt of $25 million is included in Other Income (Loss) on the 2010 Consolidated Statements of Income.

Subsequent to July 31, 2010, the Company repurchased $20 million and $1 million of 2014 Notes and 2012 Notes, respectively, through open market transactions.

Credit Facility and Term Loan

2009

On February 19, 2009, the Company amended its $1 billion unsecured revolving credit facility expiring in August 2012 (the “5-Year Facility”), amended its Term Loan for $750 million maturing in August 2012 and canceled its $300 million, 364-day unsecured revolving credit facility. The Company incurred fees related to the amendment of the 5-Year Facility and the Term Loan of $19 million. The fees associated with the 5-Year Facility amendment of $11 million were capitalized. The remaining cost is being amortized through the maturity date of the 5-Year Facility and is included within Other Assets on the Consolidated Balance Sheets. The fees associated with the Term Loan amendment of $8 million were expensed in addition to unamortized fees related to the original agreement of $2 million. These charges are included within Interest Expense on the year-to-date 2009 Consolidated Statement of Income.

The Company prepaid $550 million of the Term Loan throughout 2009.

2010

In March 2010, the Company prepaid the remaining $200 million of the Term Loan with cash on hand and also entered into an amendment and restatement (the “Amendment”) of its 5-Year Facility. The Amendment established two classes of loans under the 5-Year Facility: Class A loans to be made by lenders who consent to the Amendment and Class B loans to be made by non-consenting lenders. The Amendment extended the termination date of the 5-Year Facility from August 3, 2012 to August 1, 2014 on Class A loans. The Amendment also reduced the aggregate amount of the commitments of the lenders under the 5-Year Facility from $1 billion to $927 million. The loan commitments were $800 million and $127 million for Class A and Class B, respectively. The Company is permitted to borrow and prepay separately under either class of loans.

In July 2010, the Company terminated the $127 million of commitments for Class B loans related to the 5-Year Facility.

Additionally, the Amendment modified the covenants limiting investments and restricted payments to provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists. The Company was in compliance with all of its covenant requirements as of July 31, 2010.

The Company incurred fees related to the amendment of the 5-Year Facility of $13 million which were capitalized and are being amortized through the maturity date of the 5-Year Facility.

The 5-Year Facility has several interest rate options, which are based in part on the Company’s long-term credit ratings. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 3.50% on any outstanding borrowings or letters of credit. As of July 31, 2010, there were no borrowings outstanding under the 5-Year Facility.

Letters of Credit

The 5-Year Facility supports the Company’s letter of credit program. The Company had $76 million of outstanding letters of credit as of July 31, 2010 that reduce its remaining availability under its amended credit agreements.

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

Fair Value Interest Rate Swap Arrangements

In June 2010, the Company entered into multiple fair value interest rate swap arrangements to effectively convert all of the outstanding 2012 Notes, all of the outstanding 2014 Notes and $175 million of the outstanding 2017 Notes from a fixed interest rate to a variable interest rate. For additional information, see Note 10, “Derivative Instruments.”

Subsequent to July 31, 2010, the Company terminated interest rate designated fair value hedges with a notional amount of $21 million in conjunction with the repurchase of $20 million and $1 million of 2014 Notes and 2012 Notes, respectively.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of July 31, 2010, January 30, 2010, and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)
Other Long-term Liabilities	$34	$34	$30

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the second quarter and year-to-date 2010 and 2009:

		Second Quarter		Year-to-Date
	Location	2010	2009	2010	2009
		(in millions)

Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$13	$(37)	$0	$(56)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (Loss) (a)	Other Income (Loss)	(5)	40	18	54

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk

Interest Rate Designated Fair Value Hedges

In June 2010, the Company entered into multiple interest rate swap arrangements related to all of the outstanding 2012 Notes, all of the outstanding 2014 Notes and $175 million of the outstanding 2017 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on a three-month London Interbank Offered Rate (“LIBOR”) plus a fixed interest rate. The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of July 31, 2010:

July 31, 2010
(in millions)
Other Assets	$9

Subsequent to July 31, 2010, the Company terminated interest rate designated fair value hedges with a notional amount of $21 million in conjunction with the repurchase of $20 million and $1 million of 2014 Notes and 2012 Notes, respectively.

Interest Rate Designated Cash Flow Hedges

In January 2008, the Company entered into participating interest rate swap arrangements to mitigate exposure to interest rate fluctuations related to the Term Loan. The participating interest rate swap arrangements effectively converted the Term Loan to a fixed interest rate. The swap arrangements were designated as cash flow hedges of interest rate risk and expired in 2012, at the same time as the related debt. Amounts were reclassified from accumulated other comprehensive income (loss) to earnings as interest expense was recognized on the Term Loan.

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

In March 2010, the Company prepaid the remaining $200 million of the Term Loan. In conjunction with the Term Loan prepayment, the Company terminated the remaining portion of the participating interest rate swap arrangements totaling $200 million resulting in a realized loss of $10 million. This realized loss was expensed as there are no future cash flows associated with these terminated swap arrangements. This realized loss was recognized in Interest Expense on the year-to-date 2010 Consolidated Statement of Income.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate cash flow hedges as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)
Other Long-term Liabilities	$0	$10	$27

The following table provides a summary of the pre-tax financial statement effect of gains and losses on the Company’s derivative financial instruments designated as interest rate cash flow hedges for the second quarter and year-to-date 2010 and 2009:

		Second Quarter		Year-to-Date
	Location	2010	2009	2010	2009
		(in millions)

Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$0	$(5)	$0	$(11)
Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (a)	Interest Expense	1	3	12	7

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as related interest expense is recognized.

11. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)
Carrying Value	$2,534	$2,725	$3,251
Fair Value (a)	2,583	2,690	2,947

(a)	The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimated fair value of the Term Loan is equal to its carrying value. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of July 31, 2010, January 30, 2010 and August 1, 2009:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of July 31, 2010
Assets:
Cash and Cash Equivalents	$1,300	$0	$0	$1,300
Interest Rate Designated Fair Value Hedges	0	9	0	9

Liabilities:
Cross-currency Cash Flow Hedges	0	34	0	34
Lease Guarantees	0	0	7	7

As of January 30, 2010
Assets:
Cash and Cash Equivalents	$1,804	$0	$0	$1,804

Liabilities:
Cross-currency Cash Flow Hedges	0	34	0	34
Interest Rate Designated Cash Flow Hedges	0	10	0	10
Lease Guarantees	0	0	9	9

As of August 1, 2009
Assets:
Cash and Cash Equivalents	$1,550	$0	$0	$1,550

Liabilities:
Cross-currency Cash Flow Hedges	0	30	0	30
Interest Rate Designated Cash Flow Hedges	0	27	0	27
Lease Guarantees	0	0	16	16

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

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the second quarter and year-to-date 2010 and 2009:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
	(in millions)
Beginning Balance	$8	$15	$9	$15
Change in Estimated Fair Value Reported in Earnings	(1)	1	(2)	1

Ending Balance	$7	$16	$7	$16

The Company’s lease guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of certain businesses. The fair value of these lease guarantees is impacted by economic conditions, probability of rent obligation payments, period of remaining obligation as well as the discount rate utilized. For additional information, see Note 13, “Commitments and Contingencies.”

12. Comprehensive Income (Loss)

The following table provides detail for other comprehensive income for second quarter and year-to-date 2010 and 2009:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
	(in millions)
Net Income	$178	$74	$291	$77
Other Comprehensive Income (Loss):
Foreign Currency Translation	2	(2)	0	(2)
Gain (Loss) on Cash Flow Hedges	13	(42)	0	(67)
Reclassification of Cash Flow Hedges to Earnings	(4)	43	30	61
Income Tax Benefit (Provision) (a)	(1)	1	(5)	14

Total Comprehensive Income	$188	$74	$316	$83

(a)	The income tax benefit (provision) primarily relates to the interest rate cash flow hedges.

The following table provides additional detail regarding the composition of accumulated other comprehensive income (loss) as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)
Foreign Currency Translation	$(6)	$(6)	$(7)
Cash Flow Hedges	15	(9)	(15)

Total Accumulated Other Comprehensive Income (Loss)	$9	$(15)	$(22)

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

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $114 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the November 1, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $2 million as of July 31, 2010, $6 million as of January 30, 2010 and $12 million as of August 1, 2009.

The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $75 million as of July 31, 2010, $84 million as of January 30, 2010 and $92 million as of August 1, 2009. The estimated fair value of these guarantee obligations was $7 million as of July 31, 2010, $9 million as of January 30, 2010 and $16 million as of August 1, 2009, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company’s guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of July 31, 2010, January 30, 2010 and August 1, 2009.

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

The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $12 million and $11 million for the second quarter of 2010 and 2009, respectively. Total expense recognized related to the qualified plan was $25 million and $22 million for year-to-date 2010 and 2009, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million and $4 million for the second quarter of 2010 and 2009, respectively. Total expense recognized related to the non-qualified plan was $12 million and $9 million for the year-to-date 2010 and 2009, respectively.

15. Segment Information

The Company has two reportable segments: Victoria’s Secret and Bath & Body Works.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret, Victoria’s Secret Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue. Through its website and catalogue, certain Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 48 other countries. La Senza products may also be purchased through its website, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products under the Bath & Body Works, C.O. Bigelow, White Barn Candle Company and other brand names. Bath & Body Works merchandise is sold at retail stores and through its website, www.bathandbodyworks.com.

Other consists of the following:

•	Henri Bendel, operator of eleven specialty stores, which features accessories and personal care products;

•	Mast, an apparel merchandise sourcing and production function serving Victoria’s Secret, La Senza and third-party customers;

•	Beauty Avenues, a personal care sourcing and production function serving Victoria’s Secret, La Senza and Bath & Body Works;

•	International retail and wholesale operations (excluding La Senza), which include the Company’s Bath & Body Works and Victoria’s Secret stores in Canada; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for second quarter and year-to-date 2010 and 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2010
Second Quarter:
Net Sales	$1,448	$537	$257	$2,242
Operating Income (Loss)	192	64	(20)	236
Year-to-Date:
Net Sales	$2,712	$967	$495	$4,174
Operating Income (Loss)	359	102	(40)	421

2009
Second Quarter:
Net Sales	$1,306	$534	$227	$2,067
Operating Income (Loss)	126	44	(12)	158
Year-to-Date:
Net Sales	$2,431	$936	$425	$3,792
Operating Income (Loss)	213	48	(38)	223

The Company’s international sales, including La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and direct sales shipped internationally, totaled $175 million and $155 million for second quarter of 2010 and 2009, respectively. The Company’s international sales totaled $321 million and $268 million for year-to-date 2010 and 2009, respectively.

16. Subsequent Events

Subsequent to July 31, 2010, the Company repurchased $20 million and $1 million of 2014 Notes and 2012 Notes, respectively, through open market transactions. The Company also terminated interest rate designated fair value hedges with a notional amount of $21 million in conjunction with the repurchase of these notes.

17. Supplemental Guarantor Financial Information

The Company’s 8.50% notes due in June 2019 and the Company’s 7.00% notes due in May 2020 are jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly-owned subsidiaries. The Company is a holding company and its most significant assets are the stock of its subsidiaries. The guarantors represent (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.

The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of July 31, 2010, January 30, 2010 and August 1, 2009 and the Condensed Consolidating Statements of Income and Cash Flows for the periods ended July 31, 2010 and August 1, 2009.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(Unaudited)

	July 31, 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$0	$876	$424	$0	$1,300
Accounts Receivable, Net	1	172	36	0	209
Inventories	0	923	160	0	1,083
Deferred Income Taxes	0	35	(3)	0	32
Other	1	77	103	0	181

Total Current Assets	2	2,083	720	0	2,805
Property and Equipment, Net	0	997	644	0	1,641
Goodwill	0	1,318	129	0	1,447
Trade Names and Other Intangible Assets, Net	0	418	178	0	596
Net Investments in and Advances to/from Consolidated Affiliates	11,996	12,754	6,315	(31,065)	0
Other Assets	64	90	785	(706)	233

Total Assets	$12,062	$17,660	$8,771	$(31,771)	$6,722

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$2	$366	$191	$0	$559
Accrued Expenses and Other	30	337	248	0	615
Income Taxes	0	0	6	0	6

Total Current Liabilities	32	703	445	0	1,180
Deferred Income Taxes	(9)	35	198	0	224
Long-term Debt	2,532	608	82	(690)	2,532
Other Long-term Liabilities	13	555	159	(14)	713
Total Equity	9,494	15,759	7,887	(31,067)	2,073

Total Liabilities and Equity	$12,062	$17,660	$8,771	$(31,771)	$6,722

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

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(Unaudited)

	August 1, 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$0	$1,237	$313	$0	$1,550
Accounts Receivable, Net	0	202	28	0	230
Inventories	0	926	168	(3)	1,091
Deferred Income Taxes	0	62	12	0	74
Other	0	124	64	0	188

Total Current Assets	0	2,551	585	(3)	3,133
Property and Equipment, Net	0	1,108	742	0	1,850
Goodwill	0	1,318	123	0	1,441
Trade Names and Other Intangible Assets, Net	0	420	179	0	599
Net Investments in and Advances to/from Consolidated Affiliates	12,865	11,021	8,271	(32,157)	0
Other Assets	36	96	745	(715)	162

Total Assets	$12,901	$16,514	$10,645	$(32,875)	$7,185

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$0	$322	$186	$0	$508
Accrued Expenses and Other	38	324	195	0	557
Income Taxes	(1)	11	23	0	33

Total Current Liabilities	37	657	404	0	1,098
Deferred Income Taxes	(3)	22	201	0	220
Long-term Debt	3,249	609	95	(702)	3,251
Other Long-term Liabilities	46	549	159	(14)	740
Total Equity	9,572	14,677	9,786	(32,159)	1,876

Total Liabilities and Equity	$12,901	$16,514	$10,645	$(32,875)	$7,185

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

(Unaudited)

	Second Quarter 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$2,106	$599	$(463)	$2,242
Costs of Goods Sold, Buying and Occupancy	0	(1,384)	(520)	440	(1,464)

Gross Profit	0	722	79	(23)	778
General, Administrative and Store Operating Expenses	(1)	(512)	(58)	29	(542)

Operating Income (Loss)	(1)	210	21	6	236
Interest Expense	(51)	0	(3)	3	(51)
Interest Income	0	3	0	(3)	0
Other Income (Loss)	(25)	0	83	1	59

Income (Loss) Before Income Taxes	(77)	213	101	7	244
Provision (Benefit) for Income Taxes	(9)	66	9	0	66
Equity in Earnings, Net of Tax	246	119	(53)	(312)	0

Net Income (Loss)	$178	$266	$39	$(305)	$178

	Second Quarter 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$1,957	$525	$(415)	$2,067
Costs of Goods Sold, Buying and Occupancy	0	(1,372)	(413)	386	(1,399)

Gross Profit	0	585	112	(29)	668
General, Administrative and Store Operating Expenses	(3)	(493)	(57)	34	(519)
Net Gain on Joint Venture	9	0	0	0	9

Operating Income (Loss)	6	92	55	5	158
Interest Expense	(56)	0	(5)	3	(58)
Interest Income	0	4	0	(3)	1
Other Income (Loss)	0	0	(2)	0	(2)

Income (Loss) Before Income Taxes	(50)	96	48	5	99
Provision (Benefit) for Income Taxes	0	(15)	40	0	25
Equity in Earnings, Net of Tax	124	(17)	(16)	(91)	0

Net Income (Loss)	$74	$94	$(8)	$(86)	$74

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

(Unaudited)

	Year-to-Date 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$3,945	$1,127	$(898)	$4,174
Costs of Goods Sold, Buying and Occupancy	0	(2,597)	(946)	841	(2,702)

Gross Profit	0	1,348	181	(57)	1,472
General, Administrative and Store Operating Expenses	(2)	(993)	(123)	67	(1,051)

Operating Income (Loss)	(2)	355	58	10	421
Interest Expense	(111)	0	(6)	5	(112)
Interest Income	0	6	0	(5)	1
Other Income (Expense)	(25)	0	145	1	121

Income (Loss) Before Income Taxes	(138)	361	197	11	431
Provision (Benefit) for Income Taxes	(9)	97	52	0	140
Equity in Earnings, Net of Tax	420	261	(31)	(650)	0

Net Income (Loss)	$291	$525	$114	$(639)	$291

	Year-to-Date 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$3,612	$1,048	$(868)	$3,792
Costs of Goods Sold, Buying and Occupancy	0	(2,526)	(871)	821	(2,576)

Gross Profit	0	1,086	177	(47)	1,216
General, Administrative and Store Operating Expenses	(5)	(939)	(109)	51	(1,002)
Net Gain on Joint Ventures	9	0	0	0	9

Operating Income (Loss)	4	147	68	4	223
Interest Expense	(118)	0	(7)	5	(120)
Interest Income	0	7	0	(5)	2
Other Income (Expense)	0	0	(3)	0	(3)

Income (Loss) Before Income Taxes	(114)	154	58	4	102
Provision (Benefit) for Income Taxes	0	(10)	35	0	25
Equity in Earnings, Net of Tax	191	191	165	(547)	0

Net Income (Loss)	$77	$355	$188	$(543)	$77

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(123)	$277	$30	$0	$184

Investing Activities:
Capital Expenditures	0	(71)	(39)	0	(110)
Return of Capital from Express	0	0	49	0	49
Return of Capital from Limited Stores	0	0	7	0	7
Proceeds from Divestiture of Limited Stores	0	0	32	0	32
Proceeds from Express Initial Public Offering	0	0	20	0	20
Net Investments in Consolidated Affiliates	0	0	0	0	0
Other Investing Activities	0	0	(1)	0	(1)

Net Cash Provided by (Used for) Investing Activities	0	(71)	68	0	(3)

Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	390	0	0	0	390
Payment of Long-term Debt	(621)	0	0	0	(621)
Dividends Paid	(422)	0	0	0	(422)
Financing Costs	(14)	0	0	0	(14)
Repurchase of Common Stock	(68)	0	0	0	(68)
Excess Tax Benefits from Share-based Compensation	0	8	2	0	10
Net Financing Activities and Advances to/from Consolidated Affiliates	820	(779)	(41)	0	0
Proceeds from Exercise of Stock Options and Other	38	0	0	0	38

Net Cash Provided by (Used for) Financing Activities	123	(771)	(39)	0	(687)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	0	0	2	0	2
Net Increase (Decrease) in Cash and Cash Equivalents	0	(565)	61	0	(504)
Cash and Cash Equivalents, Beginning of Period	0	1,441	363	0	1,804

Cash and Cash Equivalents, End of Period	$0	$876	$424	$0	$1,300

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(116)	$265	$95	$0	$244

Investing Activities:
Capital Expenditures	0	(62)	(35)	0	(97)

Net Cash Provided by (Used for) Investing Activities	0	(62)	(35)	0	(97)

Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	473	0	0	0	473
Payments of Long-term Debt	(130)	0	0	0	(130)
Financing Costs	(19)	0	0	0	(19)
Dividends Paid	(96)	0	0	0	(96)
Net Financing Activities and Advances to/from Consolidated Affiliates	(112)	96	16	0	0

Net Cash Provided by (Used for) Financing Activities	116	96	16	0	228

Effects of Exchange Rate Changes on Cash	0	0	2	0	2
Net Increase (Decrease) in Cash and Cash Equivalents	0	299	78	0	377
Cash and Cash Equivalents, Beginning of Period	0	938	235	0	1,173

Cash and Cash Equivalents, End of Period	$0	$1,237	$313	$0	$1,550

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of July 31, 2010 and August 1, 2009, and the related consolidated statements of income for the thirteen and twenty-six week periods ended July 31, 2010 and August 1, 2009, and the consolidated statements of cash flows for the twenty-six week periods ended July 31, 2010 and August 1, 2009. These financial statements are the responsibility of the Company’s management.

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
September 7, 2010

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Limited Brands, Inc. cautions that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

•	general economic conditions, consumer confidence and consumer spending patterns;

•	the global economic crisis and its impact on our suppliers, customers and other counterparties;

•	the impact of the global economic crisis on our liquidity and capital resources;

•	the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms;

•	the seasonality of our business;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to expand into international markets;

•	independent licensees and franchisees;

•	our direct channel business;

•	our failure to protect our reputation and our brand images;

•	our failure to protect our trade names, trademarks and patents;

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

The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The following information should be read in conjunction with our consolidated financial statements and the related notes included in Item 1. Financial Statements.

Executive Overview

Description of Business

We operate in the highly competitive specialty retail business. We are a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. We sell our merchandise through specialty retail stores in the United States and Canada, which are primarily mall-based, and through our websites, catalogue and other channels. We currently operate the following retail brands:

•	Victoria’s Secret

•	Victoria’s Secret Pink

•	La Senza

•	Bath & Body Works

•	C. O. Bigelow

•	The White Barn Candle Company

•	Henri Bendel

Second Quarter 2010 Overview

Our performance in the second quarter of 2010 improved significantly in comparison to the second quarter of 2009. Our net sales increased $175 million to $2.242 billion driven by a comparable store sales increase of 7%. Our operating income increased $78 million to $236 million and our operating income rate improved significantly to 10.5% from 7.6%. In addition, our second quarter net income included a pre-tax gain of $52 million related to the Express IPO, a pre-tax gain of $20 million related to the divestiture of our remaining 25% ownership interest in Limited Stores and a pre-tax loss of $25 million related to the repurchase of a portion of our 2012 and 2014 Notes. For additional information related to our 2010 financial performance, see “Results of Operations.”

The global retail sector and our business continue to face a very uncertain environment and, as a result, we continue to take a conservative stance in terms of inventory, expenses and capital expenditures. We will continue to manage our business conservatively and we remain focused on the execution of retail fundamentals. At the same time, we are committed to bringing compelling merchandise assortments, marketing and store and website experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this uncertain environment.

Store Data

The following table compares second quarter of 2010 store data to the comparable periods for second quarter of 2009 and year-to-date 2010 store data to the comparable periods for year-to-date 2009:

	Second Quarter			Year-to-Date
Sales Per Average Selling Square Foot	2010	2009	% Change	2010	2009	% Change
Victoria’s Secret Stores (a)	$157	$140	12%	$294	$261	13%
Bath & Body Works (a)	132	131	1%	238	230	4%
La Senza (b) (c) (d)	103	104	(1%)	188	188	0%

Sales Per Average Store (in thousands)
Victoria’s Secret Stores (a)	$920	$803	14%	$1,716	$1,498	15%
Bath & Body Works (a)	312	311	0%	563	545	3%
La Senza (b) (c) (d)	347	318	9%	632	575	10%

Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	5,855	5,755	2%
Bath & Body Works (a)	2,368	2,374	0%
La Senza (c) (d)	3,360	3,087	9%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,084	6,020	1%
Bath & Body Works (a)	3,834	3,886	(1%)
La Senza (c) (d)	857	945	(9%)

(a)	Metric relates to company-owned stores in the United States.
(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.
(c)	Metric excludes independently owned La Senza stores operated by licensees.
(d)	2009 includes La Senza Girl stores. In the fourth quarter of 2009, we closed all 53 remaining La Senza Girl stores.

The following table compares second quarter of 2010 store data to the comparable periods for second quarter of 2009 and year-to-date 2010 store data to the comparable periods for year-to-date 2009:

	Second Quarter		Year-to-Date
	2010	2009	2010	2009
Number of Stores (a)
Victoria’s Secret
Beginning of Period	1,040	1,040	1,040	1,043
Opened	1	6	4	10
Closed	(2)	0	(5)	(7)

End of Period	1,039	1,046	1,039	1,046

Bath & Body Works
Beginning of Period	1,621	1,638	1,627	1,638
Opened	0	1	2	7
Closed	(2)	(2)	(10)	(8)

End of Period	1,619	1,637	1,619	1,637

La Senza (b)
Beginning of Period	257	318	258	322
Opened	0	2	0	2
Closed	(2)	(14)	(3)	(18)

End of Period	255	306	255	306

Bath & Body Works Canada
Beginning of Period	36	7	31	6
Opened	3	7	8	8
Closed	0	0	0	0

End of Period	39	14	39	14

Victoria’s Secret Canada
Beginning of Period	4	0	4	0
Opened	2	0	2	0
Closed	0	0	0	0

End of Period	6	0	6	0

Henri Bendel
Beginning of Period	11	5	11	5
Opened	0	1	0	1
Closed	0	0	0	0

End of Period	11	6	11	6

Total
Beginning of Period	2,969	3,008	2,971	3,014
Opened	6	17	16	28
Closed	(6)	(16)	(18)	(33)

End of Period	2,969	3,009	2,969	3,009

(a)	Number of stores excludes independently owned stores operated by licensees and franchisees.
(b)	In the fourth quarter of 2009, we closed all 53 remaining La Senza Girl stores.

Results of Operations

Second Quarter of 2010 Compared to Second Quarter of 2009

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2010 in comparison to 2009:

			Operating Income Rate
	2010	2009	2010	2009
Second Quarter	(in millions)
Victoria’s Secret	$192	$126	13.2%	9.7%
Bath & Body Works	64	44	12.0%	8.3%
Other (a)	(20)	(12)	(7.6%)	(5.5%)

Total Operating Income	$236	$158	10.5%	7.6%

(a)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.

For the second quarter of 2010, operating income increased $78 million to $236 million and the operating income rate increased to 10.5% from 7.6%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the second quarter of 2010 in comparison to the second quarter of 2009:

	2010	2009	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores	$956	$838	14%
La Senza	101	109	(7%)
Victoria’s Secret Direct	391	359	9%

Total Victoria’s Secret	1,448	1,306	11%
Bath & Body Works	537	534	1%
Other (a)	257	227	13%

Total Net Sales	$2,242	$2,067	8%

(a)	Includes Mast, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for the second quarter of 2010 to the second quarter of 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
Second Quarter	(in millions)
2009 Net Sales	$1,306	$534	$227	$2,067
Comparable Store Sales	99	(1)	(1)	97
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	3	(3)	16	16
Foreign Currency Translation	8	0	2	10
Direct Channels	32	7	0	39
Mast Third-party Sales and Other	0	0	13	13

2010 Net Sales	$1,448	$537	$257	$2,242

The following table compares second quarter of 2010 comparable store sales to second quarter of 2009:

Second Quarter	2010	2009
Victoria Secret Stores	13%	(12%)
La Senza	0%	(11%)

Total Victoria’s Secret	12%	(12%)
Bath & Body Works	0%	(5%)

Total Comparable Store Sales (a)	7%	(9%)

(a)	Includes Bath & Body Works Canada and Henri Bendel.

For the second quarter of 2010, our net sales increased $175 million to $2.242 billion and comparable store sales increased 7%. The increase in our net sales was primarily driven by the following:

Victoria’s Secret

For the second quarter of 2010, net sales increased $142 million to $1.448 billion and comparable store sales increased 12%. The increase in net sales was primarily driven by:

•

At Victoria’s Secret Stores, net sales increased across most categories including core lingerie, Pink and beauty driven by an improved merchandise assortment that incorporated newness, innovation and fashion; and

•	At Victoria’s Secret Direct, net sales increased 9% with increases across most categories including intimates and swimwear driven by an improved merchandise assortment.

Partially offset by:

•

At La Senza, net sales decreased primarily due to the closure of the La Senza Girl freestanding store business and a decline in the international business partially offset by favorable currency fluctuations.

The increase in comparable store sales was driven by a significant increase in total transactions and higher average dollar sales.

Bath & Body Works

For the second quarter of 2010, net sales increased $3 million to $537 million and comparable store sales were flat. From a merchandise category perspective, net sales were driven by growth in home fragrance and the Signature Collection partially offset by decreases in other categories. The flat comparable store sales were driven by higher average dollar sales offset by a decrease in total transactions.

Other

For the second quarter of 2010, net sales increased $30 million to $257 million primarily related to new Bath & Body Works stores in Canada and the introduction of Victoria’s Secret stores to Canada.

Gross Profit

For the second quarter of 2010, our gross profit increased $110 million to $778 million and our gross profit rate (expressed as a percentage of net sales) increased to 34.7% from 32.3%, primarily driven by the following:

Victoria’s Secret

For the second quarter of 2010, the increase in gross profit was primarily driven by:

•

At Victoria’s Secret Stores, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. The increase in gross profit was partially offset by an increase in buying and occupancy expenses primarily related to real estate investment activity;

•

At Victoria’s Secret Direct, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses primarily related to higher catalogue, website and fulfillment costs; and

•	At La Senza, gross profit increased due to an increase in merchandise margin dollars primarily driven by decreased promotional activity and favorable currency fluctuations.

The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate decreased due to leverage associated with the increase in net sales.

Bath & Body Works

For the second quarter of 2010, the increase in gross profit was driven by an increase in merchandise margin dollars related to the increase in net sales and a decrease in promotional activity. Buying and occupancy expenses were consistent with the same period in the prior year.

The increase in the gross profit rate was driven by an increase in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate remained consistent with the prior period.

Other

For the second quarter of 2010, the decrease in gross profit was driven by an increase in buying and occupancy expenses primarily related to the expansion of our Canadian Bath & Body Works and Victoria’s Secret stores partially offset by higher merchandise margin dollars related to the aforementioned stores. The gross profit rate decreased due to the factors cited above.

General, Administrative and Store Operating Expenses

For the second quarter of 2010, our general, administrative and store operating expenses increased $23 million to $542 million primarily driven by an increase in store selling expenses related to higher sales, higher incentive compensation costs due to improved performance and an increase in marketing expenses partially offset by lower home office expenses.

The general, administrative and store operating expense rate decreased to 24.1% from 25.1% due to leverage associated with the increase in net sales.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2010 and 2009:

Second Quarter	2010	2009
Average daily borrowings (in millions)	$2,624	$3,123
Average borrowing rate (in percentages)	6.87%	6.62%

For the second quarter of 2010, our interest expense decreased $7 million to $51 million driven by a decrease in the average borrowings and favorable impact of our interest rate fair value hedges partially offset by an increase in the average borrowing rate.

Other Income (Loss)

For the second quarter of 2010, our other income (loss) increased from expense of $2 million to income of $59 million primarily due to:

•	a $52 million pre-tax gain related to the Express IPO;

•	a $20 million pre-tax gain related to the divestiture of the remaining 25% ownership in Limited Stores; and

•	higher income from our equity investment in Express.

Partially offset by:

•	a $25 million pre-tax loss on extinguishment of a portion of our 2012 and 2014 Notes.

Provision for Income Taxes

For the second quarter of 2010, our effective tax rate was 26.8% as compared to 25.1% in the second quarter of 2009. Our effective tax rate for 2010 was favorably impacted by the divestiture of our remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of our ownership in Limited Stores. Our effective tax rate for 2009 was favorably impacted by the resolution of certain tax matters.

Results of Operations

Year-to-Date 2010 Compared to Year-to-Date 2009

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2010 in comparison to year-to-date 2009:

			Operating Income Rate
	2010	2009	2010	2009
Year-to-Date	(in millions)
Victoria’s Secret	$359	$213	13.2%	8.8%
Bath & Body Works	102	48	10.6%	5.1%
Other (a)	(40)	(38)	(8.0)%	(9.1%)

Total Operating Income	$421	$223	10.1%	5.9%

(a)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.

For year-to-date 2010, operating income increased $198 million to $421 million and the operating income rate increased to 10.1% from 5.9%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for year-to-date 2010 in comparison to year-to-date 2009:

	2010	2009	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores	$1,784	$1,565	14%
La Senza	187	190	(2%)
Victoria’s Secret Direct	741	676	10%

Total Victoria’s Secret	2,712	2,431	12%
Bath & Body Works	967	936	3%
Other (a)	495	425	16%

Total Net Sales	$4,174	$3,792	10%

(a)	Includes Mast, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for year-to-date 2010 to year-to-date 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
Year-to-Date	(in millions)
2009 Net Sales	$2,431	$936	$425	$3,792
Comparable Store Sales	185	26	(2)	209
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	8	(5)	28	31
Foreign Currency Translation	23	0	5	28
Direct Channels	65	10	0	75
Mast Third-party Sales and Other	0	0	39	39

2010 Net Sales	$2,712	$967	$495	$4,174

The following table compares year-to-date 2010 comparable store sales to year-to-date 2009:

Year-to-Date	2010	2009
Victoria’s Secret Stores	12%	(11%)
La Senza	1%	(12%)

Total Victoria’s Secret	12%	(11%)
Bath & Body Works	3%	(4%)

Total Comparable Store Sales (a)	8%	(9%)

(a)	Includes Bath & Body Works Canada and Henri Bendel.

For year-to-date 2010, our net sales increased $382 million to $4.174 billion and comparable store sales increased 8%. The increase in our net sales was primarily driven by the following:

Victoria’s Secret

For year-to-date 2010, net sales increased $281 million to $2.712 billion and comparable store sales increased 12%. The increase in net sales was primarily driven by:

•

At Victoria’s Secret Stores, net sales increased across most categories including core lingerie, Pink and beauty driven by an improved merchandise assortment that incorporated newness, innovation and fashion; and

•	At Victoria’s Secret Direct, net sales increased 10% with increases across most categories including intimates, swimwear and apparel driven by an improved merchandise assortment.

Partially offset by:

•

At La Senza, net sales decreased primarily due to closure of the La Senza Girl freestanding store business and a decline in the international business partially offset by favorable currency fluctuations.

The increase in comparable store sales was driven by a significant increase in total transactions and higher average dollar sales.

Bath & Body Works

For year-to-date 2010, net sales increased $31 million to $967 million and comparable store sales increased 3%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and antibacterial categories partially offset by decreases in other categories. The increase in comparable store sales was primarily driven by higher average dollar sales and a slight increase in total transactions.

Other

For year-to-date 2010, net sales increased $70 million to $495 million primarily related to new Bath & Body Works stores in Canada, the introduction of Victoria’s Secret stores to Canada and an increase in third-party sales at Mast.

Gross Profit

For year-to-date 2010, our gross profit increased $256 million to $1.472 billion and our gross profit rate (expressed as a percentage of net sales) increased to 35.3% from 32.1% primarily driven by the following:

Victoria’s Secret

For year-to-date 2010, the increase in gross profit was primarily driven by:

•

At Victoria’s Secret Stores, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. The increase in gross profit was partially offset by an increase in buying and occupancy expenses primarily related to real estate investment activity;

•

At Victoria’s Secret Direct, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. The increase in gross profit was partially offset by an increase in buying and occupancy expenses primarily related to higher catalogue, website and fulfillment costs; and

•

At La Senza, gross profit increased due to an increase in merchandise margin dollars primarily driven by decreased promotional activity and currency fluctuations partially offset by an increase in buying and occupancy expenses primarily driven by currency fluctuations.

The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate decreased due to leverage associated with higher net sales.

Bath & Body Works

For year-to-date 2010, the increase in gross profit was driven primarily by the increase in merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate. In addition, the buying and occupancy expense rate decreased due to leverage associated with higher net sales.

Other

For year-to-date 2010, gross profit remained consistent with the prior period. The gross profit rate decreased primarily as a result of an increase in buying and occupancy costs.

General, Administrative and Store Operating Expenses

For year-to-date 2010, our general, administrative and store operating expenses increased $49 million to $1.051 billion primarily driven by an increase in store selling expenses related to higher sales, higher incentive compensation costs due to improved performance and an increase in marketing expenses.

The general, administrative and store operating expense rate decreased from 26.4% to 25.2% due to leverage associated with higher net sales.

Net Gain on Joint Venture

In July 2009, we recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Venture on the 2009 Consolidated Statements of Income.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for year-to-date 2010 and 2009:

Year-to-Date	2010	2009
Average daily borrowings (in millions)	$2,642	$3,011
Average borrowing rate (in percentages)	6.81%	6.55%

For year-to-date 2010, our interest expense decreased $8 million to $112 million. The decrease was partially driven by a decrease in the average daily borrowings and favorable impact of our interest rate fair value hedges partially offset by the increase in average borrowing rates. For year-to-date 2010, our interest expense included $10 million of expense associated with terminating our remaining participating interest rate swap arrangements. For year-to-date 2009, our interest expense included $10 million in fees which were expensed associated with the amendment of our 5-Year Facility and Term Loan.

Other Income (Loss)

For year-to-date 2010, our other income (loss) increased from expense of $3 million to income of $121 million primarily due to:

•	a $49 million pre-tax gain related to a $57 million cash distribution from Express;

•	a $52 million pre-tax gain related to the Express IPO;

•	a $20 million pre-tax gain related to the divestiture of the remaining 25% ownership in Limited Stores; and

•	higher income from our equity investments in Express and Limited Stores.

Partially offset by:

•	a $25 million pre-tax loss on extinguishment of a portion of our 2012 and 2014 Notes.

Provision for Income Taxes

For year-to-date 2010, our effective tax rate was 32.4% as compared to 24.9% in 2009. Our effective tax rate for 2010 was favorably impacted by the divestiture of our remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of our ownership in Limited Stores. Our effective tax rate for 2009 was favorably impacted by the resolution of certain tax matters.

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

The following table provides our long-term debt balance as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)
Senior Secured Debt
Term Loan due August 2012	$0	$200	$625
5.30% Mortgage due August 2010	2	2	2

Total Senior Secured Debt	2	202	627

Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	485	485	484
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	0	0

Total Senior Unsecured Debt with Subsidiary Guarantee	885	485	484

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	703	699	698
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	237	499	499
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	58	191	294

Total Senior Unsecured Debt	1,647	2,038	2,140

Total	2,534	2,725	3,251
Current Portion of Long-term Debt	(2)	(2)	0

Total Long-term Debt, Net of Current Portion	$2,532	$2,723	$3,251

(a)	The July 31, 2010 balance includes a fair value interest rate hedge adjustment of $4 million.
(b)	The principal balance outstanding was $234 million as of July 31, 2010, $500 million as of January 30, 2010 and $500 million as of August 1, 2009. The July 31, 2010 balance includes a fair value interest rate hedge adjustment of $4 million.
(c)	The principal balance outstanding was $58 million as of July 31, 2010, $191 million as of January 30, 2010 and $295 million as of August 1, 2009. The July 31, 2010 balance includes a fair value interest rate hedge adjustment of $1 million.

Issuance of Notes

In June 2009, we issued $500 million of 8.50% notes due in June 2019. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly-owned subsidiaries (the “guarantors”). The net proceeds from the issuance were $473 million, which included an issuance discount of $16 million and transaction costs of $11 million. These transaction costs are being amortized through the maturity date of June 2019 and are included within Other Assets on the Consolidated Balance Sheets.

In May 2010, we issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which up to $1 billion of debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $390 million, which included transaction costs of $10 million. These transaction costs are being amortized through the maturity date of May 2020 and are included within Other Assets on the July 31, 2010 Consolidated Balance Sheet.

Repurchase of Notes

In June 2009, we repurchased $5 million of the 2012 Notes through open market transactions. In August 2009, we repurchased $103 million of the 2012 Notes through a tender offer for $101 million. The gain on extinguishment of this debt of $2 million is included in Other Income (Loss) on the third quarter 2009 Consolidated Statement of Income.

In May 2010, we used a portion of the proceeds from the 2020 Notes to repurchase $134 million of our 2012 Notes for $144 million. We used the remaining portion of the proceeds from the 2020 Notes to repurchase $266 million of our 2014 Notes for $277 million. The loss on extinguishment of this debt of $25 million is included in Other Income (Loss) on the 2010 Consolidated Statements of Income.

Subsequent to July 31, 2010, we repurchased $20 million and $1 million of 2014 Notes and 2012 Notes, respectively, through open market transactions.

Credit Facility and Term Loan

2009

On February 19, 2009, we amended our 5-Year Facility and Term Loan and we canceled our 364-Day Facility after determining it was no longer required. We incurred fees related to the amendment of the 5-Year Facility and the Term Loan of $19 million. The fees associated with the 5-Year Facility amendment of $11 million were capitalized. The remaining cost is being amortized through the maturity date of the 5-Year Facility and is included within Other Assets on the Consolidated Balance Sheets. The fees associated with the Term Loan amendment of $8 million were expensed in addition to unamortized fees related to the original agreement of $2 million. These charges are included within Interest Expense on the year-to-date 2009 Consolidated Statement of Income.

We prepaid $550 million of the Term Loan throughout 2009.

2010

In March 2010, we prepaid the remaining $200 million of the Term Loan with cash on hand and also entered into an amendment and restatement (the “Amendment”) of our 5-Year Facility. The Amendment established two classes of loans under the 5-Year Facility: Class A loans to be made by lenders who consent to the Amendment and Class B loans to be made by non-consenting lenders. The Amendment extended the termination date of the 5-Year Facility from August 3, 2012 to August 1, 2014 on Class A loans. The Amendment also reduced the aggregate amount of the commitments of the lenders under the 5-Year Facility from $1 billion to $927 million. The loan commitments were $800 million and $127 million for Class A and Class B, respectively. We are permitted to borrow and prepay separately under either class of loans.

In July 2010, we terminated the $127 million of commitments for Class B loans related to the 5-Year Facility.

Additionally, the Amendment modified the covenants limiting investments and restricted payments to provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists. We were in compliance with all of our covenant requirements as of July 31, 2010.

We incurred fees related to the amendment of the 5-Year Facility of $13 million which were capitalized and are being amortized through the maturity date of the 5-Year Facility.

The 5-Year Facility has several interest rate options, which are based in part on our long-term credit ratings. Fees payable under the 5-Year Facility are based on our long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 3.50% on any outstanding borrowings or letters of credit. As of July 31, 2010, there were no borrowings outstanding under the 5-Year Facility.

Letters of Credit

The 5-Year Facility supports our letter of credit program. We had $76 million of outstanding letters of credit as of July 31, 2010 that reduce our remaining availability under our amended credit agreements.

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

Fair Value Interest Rate Swap Arrangements

In June 2010, we entered into multiple fair value interest rate swap arrangements to effectively convert all of our outstanding 2012 Notes, all of our outstanding 2014 Notes and $175 million of our outstanding 2017 Notes from a fixed interest rate to a variable interest rate. For additional information, see Note 10, “Derivative Instruments.”

Subsequent to July 31, 2010, we terminated interest rate designated fair value hedges with a notional amount of $21 million in conjunction with the repurchase of $20 million and $1 million of 2014 Notes and 2012 Notes, respectively.

Working Capital and Capitalization

We believe that available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)
Cash Provided by Operating Activities (a)	$184	$1,174	$244
Capital Expenditures (a)	110	202	97
Working Capital	1,625	1,928	2,035

Capitalization:
Long-term Debt	2,532	2,723	3,251
Shareholders’ Equity	2,073	2,183	1,876

Total Capitalization	4,605	4,906	5,127
Additional Amounts Available Under Credit Agreements (b)	724	935	900

(a)	The January 30, 2010 amounts represent a twelve-month period and the July 31, 2010 and August 1, 2009 amounts represent six-month periods.
(b)	Letters of credit reduce our remaining availability under the 5-Year Facility.

Credit Ratings

The following table provides our credit ratings as of July 31, 2010:

	Moody’s	S&P	Fitch
Corporate	Ba2	BB	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB	BB+
Senior Unsecured Debt	Ba3	BB	BB
Outlook	Positive	Stable	Stable

Our borrowing costs and certain other provisions under our 5-Year Facility are linked to our credit ratings. If we receive an additional downgrade to our corporate credit ratings by S&P or Moody’s, the availability of additional credit could be negatively affected and our borrowing costs could increase. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

Common Stock Share Repurchases

In March 2010, our Board of Directors approved a new share repurchase program of $200 million and cancelled our previous $250 million share repurchase program, which had $31 million remaining. Through the second quarter of 2010, we repurchased 2.8 million shares of common stock for $68 million under the new program. Through August 27, 2010, we repurchased an additional 0.5 million shares of common stock for $12 million under the new program.

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

Cash Flow

The following table provides a summary of our cash flow activity for year-to-date 2010 and 2009:

	Year-to-Date
	2010	2009
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,804	$1,173
Net Cash Flows Provided by Operating Activities	184	244
Net Cash Flows Used for Investing Activities	(3)	(97)
Net Cash Flows Provided by (Used for) Financing Activities	(687)	228
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	2

Net Increase (Decrease) in Cash and Cash Equivalents	(504)	377

Cash and Cash Equivalents, End of Period	$1,300	$1,550

Operating Activities

Net cash provided by operating activities in 2010 was $184 million, including net income of $291 million. Net income included Depreciation and Amortization of $194 million, Gain on Express Initial Public Offering of $52 million, Gain on Distribution from Express of $49 million and Gain on Divestiture of Limited Stores of $20 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in Income Taxes Payable due to seasonal decreases.

Net cash provided by operating activities in 2009 was $244 million, including net income of $77 million. Net income included Depreciation and Amortization of $191 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was seasonal decreases in Accounts Payable, Accrued Expenses and Other and Income Taxes Payable. In addition, inventory levels decreased $102 million due to a concerted effort to control and reduce inventory levels across the enterprise.

Investing Activities

Net cash used for investing activities in 2010 was $3 million consisting primarily of capital expenditures of $110 million partially offset by a return of capital from both Express and Limited Stores of $49 million and $7 million, respectively, Proceeds from the Divestiture of Limited Stores of $32 million and Proceeds from the Express Initial Public Offering of $20 million. The capital expenditures included $62 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Net cash used for investing activities in 2009 was $97 million consisting entirely of capital expenditures. The capital expenditures included $61 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Financing Activities

Net cash used for financing activities in 2010 was $687 million consisting primarily of Payment of Long-term Debt of $621 million, quarterly and special dividend payments aggregating to $1.30 per share, or $422 million, and Repurchase of Common Stock of $68 million, partially offset by Proceeds from Issuance of Long-term Debt of $390 million.

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

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $114 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

In April 2008, we received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of our liability for guaranteed future lease payments of Express. We can draw from the irrevocable standby letter of credit if Express were to default on any of the guaranteed leases. The irrevocable standby letter of credit is reduced through the November 1, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was $2 million as of July 31, 2010, $6 million as of January 30, 2010 and $12 million as of August 1, 2009.

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express (net of the irrevocable standby letter of credit), Limited Stores and New York & Company totaled $75 million as of July 31, 2010, $84 million as of January 30, 2010 and $92 million as of August 1, 2009. The estimated fair value of these guarantee obligations was $7 million as of July 31, 2010, $9 million as of January 30, 2010 and $16 million as of August 1, 2009 and is included in Other Long-term Liabilities on our Consolidated Balance Sheets.

Our guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of July 31, 2010, January 30, 2010 and August 1, 2009.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update 2010-06, which amends Accounting Standards Codification (“ASC 820”), Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosure regarding the activity in Level 3 measurements, which will be effective for fiscal years and interim periods beginning after December 15, 2010. We adopted this guidance for the fiscal period beginning January 31, 2010, except for the new disclosure regarding the activity in Level 3 measurements, which we will adopt for the fiscal period beginning January 30, 2011.

IMPACT OF INFLATION

While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on the results of operations and financial condition have been minor.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates our accounting policies, estimates and judgments, including those related to inventories, long-lived assets, claims and contingencies, income taxes and revenue recognition. Management bases its estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

In addition, our Canadian dollar denominated earnings are subject to U.S. dollar-Canadian dollar exchange rate risk as a majority of our merchandise sold in Canada is sourced through U.S. dollar transactions.

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

All of our long-term debt as of July 31, 2010 has fixed interest rates. In June 2010, we entered into a series of interest rate swap arrangements related to all of our outstanding 2012 Notes, all of our outstanding 2014 Notes and $175 million of our outstanding 2017 Notes. The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in the three-month London Interbank Offered Rate (“LIBOR”).

For the balance of our long-term debt that is not subject to the interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments

As of July 31, 2010, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of long-term debt and swap arrangements as of July 31, 2010, January 30, 2010 and August 1, 2009:

	July 31, 2010	January 30, 2010	August 1, 2009
	(in millions)
Long-term Debt:
Carrying Value	$2,534	$2,725	$3,251
Fair Value, Estimated (a)	2,583	2,690	2,947
Fair Value of Cross-currency Swap Arrangements (b)	34	34	30
Fair Value of Participating Interest Rate Swap Arrangements (b) (c)	0	10	27
Fair Value of Interest Rate Swap Arrangements (b)	(9)	0	0

(a)	The estimated fair value of our publicly traded debt is based on quoted market prices. The estimated fair value of the Term Loan is equal to its carrying value. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
(b)	Swap arrangements are in an (asset) liability position.
(c)	In March 2010, we terminated our remaining participating interest rate swap arrangements in conjunction with the prepayment of our remaining outstanding portion of our Term Loan.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2010	291	$24.83	276	$191,061
June 2010	1,091	24.04	1,075	165,237
July 2010	1,400	24.44	1,381	131,502

Total	2,782	24.32	2,732

(a)	The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, (ii) the use of our stock to pay the exercise price on employee stock options, and (iii) our small shareholder repurchase program.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibits

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer
Executive Vice President and Chief Financial Officer *

Date: September 7, 2010

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.