Form 10-Q
period 2010-10-30
LIMITED BRANDS INC
filed 2010-12-03
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 26, 2010
322,552,048 Shares

LIMITED BRANDS, INC.

*	The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2010” and “third quarter of 2009” refer to the thirteen week periods ending October 30, 2010 and October 31, 2009, respectively. “Year-to-date 2010” and “year-to-date 2009” refer to the thirty-nine week periods ending October 30, 2010 and October 31, 2009, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Net Sales	$1,983	$1,777	$6,157	$5,569
Costs of Goods Sold, Buying and Occupancy	(1,269)	(1,214)	(3,971)	(3,790)

Gross Profit	714	563	2,186	1,779
General, Administrative and Store Operating Expenses	(565)	(504)	(1,616)	(1,506)
Net Gain on Joint Venture	0	0	0	9

Operating Income	149	59	570	282
Interest Expense	(48)	(56)	(160)	(176)
Interest Income	1	0	2	2
Other Income (Loss)	(1)	9	120	6

Income Before Income Taxes	101	12	532	114

Provision (Benefit) for Income Taxes	40	(3)	180	22

Net Income	$61	$15	$352	$92

Net Income Per Basic Share	$0.19	$0.05	$1.09	$0.29

Net Income Per Diluted Share	$0.18	$0.05	$1.06	$0.28

Dividends Per Share	$0.15	$0.15	$1.45	$0.45

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	October 30, 2010	January 30, 2010	October 31, 2009
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$988	$1,804	$968
Accounts Receivable, Net	247	219	252
Inventories	1,456	1,037	1,426
Deferred Income Taxes	35	30	54
Other	255	160	214

Total Current Assets	2,981	3,250	2,914
Property and Equipment, Net	1,633	1,723	1,814
Goodwill	1,448	1,442	1,440
Trade Names and Other Intangible Assets, Net	597	594	596
Other Assets	232	164	171

Total Assets	$6,891	$7,173	$6,935

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$687	$488	$620
Accrued Expenses and Other	677	693	602
Income Taxes	8	141	15

Total Current Liabilities	1,372	1,322	1,237
Deferred Income Taxes	219	213	236
Long-term Debt	2,519	2,723	2,880
Other Long-term Liabilities	737	731	717

Shareholders’ Equity:
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	0	0	0
Common Stock - $0.50 par value; 1,000 shares authorized; 327, 323 and 524 shares issued; 321, 323 and 322 shares outstanding, respectively	164	161	262
Paid-in Capital	102	0	1,543
Accumulated Other Comprehensive Income (Loss)	5	(15)	(15)
Retained Earnings	1,919	2,037	4,724
Less: Treasury Stock, at Average Cost; 6, 0 and 202 shares, respectively	(147)	0	(4,650)

Total Limited Brands, Inc. Shareholders’ Equity	2,043	2,183	1,864
Noncontrolling Interest	1	1	1

Total Equity	2,044	2,184	1,865

Total Liabilities and Equity	$6,891	$7,173	$6,935

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date
	2010	2009
Operating Activities:
Net Income	$352	$92
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	291	288
Amortization of Landlord Allowances	(25)	(26)
Deferred Income Taxes	(6)	51
Share-based Compensation Expense	38	32
Excess Tax Benefits from Share-based Compensation	(12)	0
Net Gain on Joint Venture	0	(9)
Gain on Distribution from Express	(49)	0
Gain on Express Initial Public Offering	(52)	0
Gain on Divestiture of Limited Stores	(20)	0
Loss on Extinguishment of Debt	25	0
Changes in Assets and Liabilities:
Accounts Receivable	(28)	(12)
Inventories	(415)	(233)
Accounts Payable, Accrued Expenses and Other	181	57
Income Taxes Payable	(120)	(102)
Other Assets and Liabilities	(79)	(8)

Net Cash Provided by Operating Activities	81	130

Investing Activities:
Capital Expenditures	(197)	(160)
Return of Capital from Express	49	0
Return of Capital from Limited Stores	7	0
Proceeds from Divestiture of Limited Stores	32	0
Proceeds from Express Initial Public Offering	20	0
Net Proceeds from Divestiture of Joint Venture	0	9
Other Investing Activities	4	(2)

Net Cash Used for Investing Activities	(85)	(153)

Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	390	473
Payments of Long-term Debt	(645)	(498)
Dividends Paid	(471)	(145)
Financing Costs	(14)	(19)
Repurchase of Common Stock	(147)	0
Excess Tax Benefits from Share-based Compensation	12	0
Proceeds From Exercise of Stock Options and Other	60	3

Net Cash Used for Financing Activities	(815)	(186)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	3	4
Net Decrease in Cash and Cash Equivalents	(816)	(205)
Cash and Cash Equivalents, Beginning of Period	1,804	1,173

Cash and Cash Equivalents, End of Period	$988	$968

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

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2010” and “third quarter of 2009” refer to the thirteen week periods ending October 30, 2010 and October 31, 2009, respectively. “Year-to-date 2010” and “year-to-date 2009” refer to the thirty-nine week periods ending October 30, 2010 and October 31, 2009, respectively.

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

Based on the Company’s reduced ownership in Express, the resulting loss of contractual rights and the resignation of the Company’s seats on Express’ Board of Directors in August 2010, the Company concluded that it was no longer appropriate to account for its investment in Express using the equity method of accounting. At the beginning of the third quarter of 2010, the Company commenced accounting for its investment in Express using the cost method of accounting. As a result of the accounting change, the Company no longer records equity income (loss) from Express in Other Income (Loss) on the Consolidated Statement of Income and the Company also began recognizing 100% of merchandise sourcing sales to Express. The Company believes the cost method of accounting, rather than the available for sale method, is appropriate because the Company’s shares of Express’ common stock are not registered and are subject to certain market and contractual restrictions.

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

Interim Financial Statements

The Consolidated Financial Statements as of and for the quarter and year-to-date periods ended October 30, 2010 and October 31, 2009 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2009 Annual Report on Form 10-K.

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

Concentration of Credit Risk

The Company maintains cash and cash equivalents with various major financial institutions. Currently, the Company’s investment portfolio is comprised of U.S. and Canadian government obligations, U.S. Treasury and AAA-rated money market funds, bank time deposits and highly rated commercial paper.

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

The following table provides shares utilized for the calculation of basic and diluted earnings per share for third quarter and year-to-date 2010 and 2009:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
	(in millions)

Weighted-average Common Shares:
Issued Shares (a)	326	524	325	524
Treasury Shares (a)	(4)	(202)	(1)	(202)

Basic Shares	322	322	324	322
Effect of Dilutive Options and Restricted Stock	10	6	9	4

Diluted Shares	332	328	333	326

Anti-dilutive Options and Awards (b)	1	11	2	14

(a)	In January 2010, the Company retired 201 million shares of its Treasury Stock.
(b)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

In March 2010, the Company’s Board of Directors declared a special dividend of $1 per share. The special dividend, totaling $325 million, was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010. In accordance with the anti-dilutive provisions of the 1993 Stock Option and Performance Incentive Plan (“Stock Plan”), the Company adjusted both the exercise price and the number of share-based awards outstanding as of the record date of the special dividend. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustment, therefore, no compensation expense was recognized.

In March 2010, the Company’s Board of Directors also approved a share repurchase program of $200 million and cancelled its previous $250 million share repurchase program, which had $31 million remaining. Through the third quarter of 2010, the Company repurchased 6 million shares of common stock for $147 million under the program.

In November 2010, the Company’s Board of Directors declared a special dividend of $3 per share. The special dividend, estimated to total $970 million, will be distributed on December 21, 2010 to shareholders of record at the close of business on December 7, 2010. Consistent with the March 2010 dividend, the Company will adjust both the exercise price and number of share-based awards outstanding as of the record date.

In November 2010, the Company’s Board of Directors also authorized a new share repurchase program of $200 million which includes $53 million remaining under the March 2010 $200 million share repurchase program. Through November 26, 2010, the Company repurchased 287 thousand shares of common stock for $10 million under the new program.

4. Inventories

The following table provides details of inventories as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)
Finished Goods Merchandise	$1,365	$973	$1,353
Raw Materials and Merchandise Components	91	64	73

Total Inventories	$1,456	$1,037	$1,426

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net

The following table provides details of property and equipment, net as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)
Property and Equipment, at Cost	$4,148	$4,058	$4,127
Accumulated Depreciation and Amortization	(2,515)	(2,335)	(2,313)

Property and Equipment, Net	$1,633	$1,723	$1,814

Depreciation expense was $96 million for both the third quarter of 2010 and 2009, respectively. Depreciation expense was $286 million and $285 million for year-to-date 2010 and 2009, respectively.

6. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for year-to-date 2010:

	Victoria’s Secret	Bath & Body Works	Total
	(in millions)
Balance as of January 30, 2010	$814	$628	$1,442
Foreign Currency Translation	6	0	6

Balance as of October 30, 2010	$820	$628	$1,448

The following table provides the rollforward of goodwill for year-to-date 2009:

	Victoria’s Secret	Bath & Body Works	Total
	(in millions)
Balance as of January 31, 2009	$798	$628	$1,426
Foreign Currency Translation	14	0	14

Balance as of October 31, 2009	$812	$628	$1,440

Intangible Assets – Indefinite Lives

Intangible assets, not subject to amortization, represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $573 million as of October 30, 2010, $566 million as of January 30, 2010 and $566 million as of October 31, 2009. These intangible assets are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets – Finite Lives

The following table provides intangible assets with finite lives as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)
Intellectual Property	$41	$41	$41
Trademarks/Brands	19	19	19
Licensing Agreements and Customer Relationships	24	23	23
Favorable Operating Leases	19	19	19

Total	103	102	102
Accumulated Amortization	(79)	(74)	(72)

Intangible Assets, Net	$24	$28	$30

Amortization expense was $2 million and $1 million for the third quarter of 2010 and 2009, respectively. Amortization expense was $5 million and $3 million for year-to-date 2010 and 2009, respectively. Estimated future annual amortization expense will be approximately $2 million for the remainder of 2010, $7 million in 2011, $5 million in 2012, $4 million in 2013, $3 million in 2014 and $3 million in the aggregate thereafter.

7. Equity Investments and Other

Express

In July 2007, the Company completed the divestiture of 75% of its ownership interest in Express. In conjunction with the transaction, the Company and Express entered into transition services agreements whereby the Company provided support to Express in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varied and ranged from three months to three years.

In October 2009, the Company entered into new agreements with Express whereby the Company will continue to provide logistics services and lease office space. The Company also continues to provide merchandise sourcing services to Express.

The Company recognized merchandise sourcing revenue from Express of $122 million and $107 million in the third quarter of 2010 and 2009, respectively. The Company recognized merchandise sourcing revenue from Express of $267 million and $260 million for year-to-date 2010 and 2009, respectively. These amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage through the second quarter of 2010. The Company’s accounts receivable from Express for merchandise sourcing and other services provided totaled $100 million as of October 30, 2010, $80 million as of January 30, 2010 and $116 million as of October 31, 2009.

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

On May 13, 2010, Express completed an IPO and the Company sold 1.3 million shares of its common stock in Express. As a result, the Company’s ownership interest was diluted from 25% to 18% and the carrying value of the Company’s remaining investment was increased to reflect the proportional impact of the IPO. As a result of these events, the Company recognized a pre-tax gain of $52 million, which is included in Other Income (Loss) on the year-to-date 2010 Consolidated Statement of Income.

Based on the Company’s reduced ownership in Express, the resulting loss of contractual rights and the resignation of the Company’s seats on Express’ Board of Directors in August 2010, the Company concluded that it was no longer appropriate to account for its investment in Express using the equity method of accounting. At the beginning of the third quarter of 2010, the Company commenced accounting for its investment in Express using the cost method of accounting. As a result of the accounting change, the Company no longer records equity income (loss) from Express in Other Income (Loss) on the Consolidated Statement of Income and the Company also began recognizing 100% of merchandise sourcing sales to Express. The Company believes the cost method of accounting, rather than the available for sale method, is appropriate because the Company’s shares of Express’ common stock are not registered and are subject to certain market and contractual restrictions.

The Company’s investment carrying value under the equity method of accounting for Express was $5 million as of January 30, 2010 and October 31, 2009. The Company’s investment carrying value under the cost method of accounting is $37 million as of October 30, 2010. These amounts are included in Other Assets on the Consolidated Balance Sheets. The value of the Company’s investment in Express based on the closing price of Express’ common stock on October 29, 2010 was $223 million. However, this value may not be indicative of the amount the Company would realize in the ultimate disposition of its shares because the timing and amount of any future sales of the Company’s shares are subject to certain market and contractual restrictions.

Limited Stores

In August 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores. In conjunction with the transaction, the Company and Limited Stores entered into transition services agreements whereby the Company provided support to Limited Stores in various operational areas including logistics, technology and merchandise sourcing. The terms of these transition services arrangements varied and ranged from three months to three years.

In June 2010, the Company entered into a new agreement with Limited Stores whereby the Company will continue to provide logistics services. The Company also continues to provide merchandise sourcing services to Limited Stores.

The Company recognized merchandise sourcing revenue from Limited Stores of $22 million and $18 million in the third quarter of 2010 and 2009, respectively. The Company recognized merchandise sourcing revenue from Limited Stores of $44 million for both year-to-date 2010 and 2009, respectively. The amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided totaled $11 million as of October 30, 2010, $10 million as of January 30, 2010 and $9 million as of October 31, 2009.

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

In June 2010, the Company completed the divestiture of its remaining 25% ownership interest in Limited Stores and resigned its seats on Limited Stores’ Board of Directors. The Company received pre-tax net cash proceeds of $32 million from the divestiture which are included in Proceeds from Divestiture of Limited Stores within the Investing Activities section on the 2010 Consolidated Statement of Cash Flows. The Company recorded a pre-tax gain on the divestiture of $20 million ($42 million net of related tax benefits). The pre-tax gain is included in Other Income (Loss) on the year-to-date 2010 Consolidated Statement of Income. The Company no longer records equity income (loss) from Limited Stores in Other Income (Loss) on the Consolidated Statement of Income. The Company also began recognizing 100% of merchandise sourcing sales to Limited Stores following the divestiture. The Company’s investment carrying value for Limited Stores was $13 million and $12 million as of January 30, 2010 and October 31, 2009, respectively. These amounts are included in Other Assets on the Consolidated Balance Sheets.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $68 million as of October 30, 2010, $66 million as of January 30, 2010 and $64 million as of October 31, 2009 and are recorded in Other Assets on the Consolidated Balance Sheets.

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

Other

In April 2008, the Company recorded a pre-tax impairment charge of $19 million related to an unconsolidated joint venture accounted for under the equity method of accounting. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. In July 2009, the Company recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Venture on the year-to-date 2009 Consolidated Statement of Income.

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

For the third quarter of 2010 and year-to-date 2010, the Company’s effective tax rate was 39.6% and 33.8%, respectively. For year-to-date 2010, the Company’s effective tax rate was favorably impacted by the divestiture of the Company’s remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of the Company’s ownership in Limited Stores.

For the third quarter of 2009 and year-to-date 2009, the Company’s effective tax rate was (30.7%) and 19.3%, respectively. For the third quarter of 2009, the Company’s effective tax rate benefited from changes in income tax reserves associated with the resolution of certain tax matters and other items. For year-to-date 2009, the Company’s effective tax rate was favorably impacted by the resolution of certain tax matters and the impact of the divestiture of a non-core joint venture, partially offset by an increase in state net operating loss valuation allowances.

Income taxes paid were approximately $74 million and $6 million for the third quarter of 2010 and 2009, respectively. Income taxes paid approximated $342 million and $88 million for year-to-date 2010 and 2009, respectively. The current income tax liability included net current deferred tax liabilities of $2 million as of October 30, 2010, January 30, 2010 and October 31, 2009.

9. Long-term Debt

The following table provides the Company’s long-term debt balance as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)

Senior Secured Debt
Term Loan due August 2012	$0	$200	$358
5.30% Mortgage due August 2010	0	2	2

Total Senior Secured Debt	0	202	360

Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	485	485	484
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	0	0

Total Senior Unsecured Debt with Subsidiary Guarantee	885	485	484

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	707	699	698
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	220	499	499
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	58	191	192

Total Senior Unsecured Debt	1,634	2,038	2,038

Total	2,519	2,725	2,882
Current Portion of Long-term Debt	0	(2)	(2)

Total Long-term Debt, Net of Current Portion	$2,519	$2,723	$2,880

(a)	The October 30, 2010 balance includes a fair value interest rate hedge adjustment of $7 million.
(b)	The principal balance outstanding was $213 million as of October 30, 2010, $500 million as of January 30, 2010 and $500 million as of October 31, 2009. The October 30, 2010 balance also includes a fair value interest rate hedge adjustment of $7 million.
(c)	The principal balance outstanding was $57 million as of October 30, 2010, $191 million as of January 30, 2010 and $192 million as of October 31, 2009. The October 30, 2010 balance includes a fair value interest rate hedge adjustment of $1 million.

Issuance of Notes

In June 2009, the Company issued $500 million of 8.50% notes due in June 2019. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly owned subsidiaries (the “guarantors”). The net proceeds from the issuance were $473 million, which included an issuance discount of $16 million and transaction costs of $11 million. These transaction costs are being amortized through the maturity date of June 2019 and are included within Other Assets on the Consolidated Balance Sheets.

In May 2010, the Company issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which up to $1 billion of debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $390 million, which included transaction costs of $10 million. These transaction costs are being amortized through the maturity date of May 2020 and are included within Other Assets on the 2010 Consolidated Balance Sheet.

Repurchase of Notes

In June 2009, the Company repurchased $5 million of the 2012 Notes through open-market transactions. In August 2009, the Company repurchased $103 million of the 2012 Notes through a tender offer for $101 million. The gain on extinguishment of this debt of $2 million is included in Other Income (Loss) on the year-to-date 2009 Consolidated Statement of Income.

In May 2010, the Company used a portion of the proceeds from the 2020 Notes to repurchase $134 million of the Company’s 2012 Notes for $144 million. The Company used the remaining portion of the proceeds from the 2020 Notes to repurchase $266 million of the 2014 Notes for $277 million. The loss on extinguishment of this debt of $25 million is included in Other Income (Loss) on the year-to-date 2010 Consolidated Statement of Income.

In August 2010, the Company repurchased $20 million and $1 million of 2014 Notes and 2012 Notes, respectively, through open-market transactions.

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

Additionally, the Amendment modified the covenants limiting investments and restricted payments to provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists. The Company was in compliance with all of its covenant requirements as of October 30, 2010.

The Company incurred fees related to the amendment of the 5-Year Facility of $13 million which were capitalized and are being amortized through the maturity date of the 5-Year Facility.

The 5-Year Facility has several interest rate options, which are based in part on the Company’s long-term credit ratings. Fees payable under the 5-Year Facility are based on the Company’s long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 3.50% on any outstanding borrowings or letters of credit. As of October 30, 2010, there were no borrowings outstanding under the 5-Year Facility.

Letters of Credit

The 5-Year Facility supports the Company’s letter of credit program. The Company had $67 million of outstanding letters of credit as of October 30, 2010 that reduce its remaining availability under its amended credit agreements.

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

In August 2010, the Company terminated interest rate designated fair value hedges with a notional amount of $21 million in conjunction with the repurchase of $20 million and $1 million of 2014 Notes and 2012 Notes, respectively.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of October 30, 2010, January 30, 2010, and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)
Other Long-term Liabilities	$45	$34	$22

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the third quarter and year-to-date 2010 and 2009:

		Third Quarter		Year-to-Date
	Location	2010	2009	2010	2009
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(11)	$8	$(11)	$(48)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (Loss) (a)	Other Income (Loss)	5	(3)	23	51

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

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

In August 2010, the Company terminated interest rate designated fair value hedges with a notional amount of $21 million in conjunction with the repurchase of $20 million and $1 million of 2014 Notes and 2012 Notes, respectively.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of October 30, 2010:

October 30, 2010
(in millions)
Other Assets	$15

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate cash flow hedges as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)
Other Long-term Liabilities	$0	$10	$17

The following table provides a summary of the pre-tax financial statement effect of gains and losses on the Company’s derivative financial instruments designated as interest rate cash flow hedges for the third quarter and year-to-date 2010 and 2009:

		Third Quarter		Year-to-Date
	Location	2010	2009	2010	2009
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$0	$0	$0	$(11)
Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (a)	Interest Expense	1	4	13	11

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as related interest expense is recognized.

11. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)
Carrying Value	$2,519	$2,725	$2,882
Fair Value (a)	2,702	2,690	2,759

(a)	The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimated fair value of the Term Loan is equal to its carrying value. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of October 30, 2010, January 30, 2010 and October 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of October 30, 2010
Assets:
Cash and Cash Equivalents	$988	$0	$0	$988
Interest Rate Designated Fair Value Hedges	0	15	0	15

Liabilities:
Cross-currency Cash Flow Hedges	0	45	0	45
Lease Guarantees	0	0	6	6

As of January 30, 2010
Assets:
Cash and Cash Equivalents	$1,804	$0	$0	$1,804

Liabilities:
Cross-currency Cash Flow Hedges	0	34	0	34
Interest Rate Designated Cash Flow Hedges	0	10	0	10
Lease Guarantees	0	0	9	9

As of October 31, 2009
Assets:
Cash and Cash Equivalents	$968	$0	$0	$968

Liabilities:
Cross-currency Cash Flow Hedges	0	22	0	22
Interest Rate Designated Cash Flow Hedges	0	17	0	17
Lease Guarantees	0	0	15	15

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

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the third quarter and year-to-date 2010 and 2009:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
	(in millions)
Beginning Balance	$7	$16	$9	$15
Change in Estimated Fair Value Reported in Earnings	(1)	(1)	(3)	0

Ending Balance	$6	$15	$6	$15

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

12. Comprehensive Income (Loss)

The following table provides detail for other comprehensive income for third quarter and year-to-date 2010 and 2009:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
	(in millions)
Net Income	$61	$15	$352	$92
Other Comprehensive Income (Loss):
Foreign Currency Translation	0	0	0	(2)
Gain (Loss) on Cash Flow Hedges	(11)	8	(11)	(59)
Reclassification of Cash Flow Hedges to Earnings	6	1	36	62
Income Tax Benefit (Provision) (a)	(1)	(2)	(6)	12

Total Comprehensive Income	$55	$22	$371	$105

(a)	The income tax benefit (provision) primarily relates to the interest rate cash flow hedges.

The following table provides additional detail regarding the composition of accumulated other comprehensive income (loss) as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)
Foreign Currency Translation	$(6)	$(6)	$(6)
Cash Flow Hedges	11	(9)	(9)

Total Accumulated Other Comprehensive Income (Loss)	$5	$(15)	$(15)

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

On November 6, 2009, a class action (International Brotherhood of Electrical Workers Local 697 Pension Fund v. Limited Brands, Inc. et al.) was filed against the Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Limited Brands common stock between August 22, 2007 and February 28, 2008. On April 5, 2010, the Court appointed a lead plaintiff and lead and liaison counsel. On June 25, 2010, the lead plaintiff filed an amended complaint. On August 24, 2010, the Company filed a motion to dismiss. The Company believes the complaint is without merit and that the Company has substantial factual and legal defenses to the claims at issue. The Company intends to vigorously defend against this action. The Company cannot reasonably estimate the possible loss or range of loss that may result from this lawsuit.

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $106 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company could have drawn from the irrevocable standby letter of credit if Express had defaulted on any of the guaranteed leases. The irrevocable standby letter of credit was reduced through the November 1, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was zero as of October 30, 2010, $6 million as of January 30, 2010 and $10 million as of October 31, 2009.

The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $71 million as of October 30, 2010, $84 million as of January 30, 2010 and $87 million as of October 31, 2009. The estimated fair value of these guarantee obligations was $6 million as of October 30, 2010, $9 million as of January 30, 2010 and $15 million as of October 31, 2009, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company’s guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of October 30, 2010, January 30, 2010 and October 31, 2009.

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

The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $11 million for both the third quarter of 2010 and 2009, respectively. Total expense recognized related to the qualified plan was $36 million and $33 million for year-to-date 2010 and 2009, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in equal annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $7 million and $6 million for the third quarter of 2010 and 2009, respectively. Total expense recognized related to the non-qualified plan was $19 million and $15 million for year-to-date 2010 and 2009, respectively.

15. Segment Information

The Company has two reportable segments: Victoria’s Secret and Bath & Body Works.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret, Victoria’s Secret Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue. Through its website and catalogue, certain Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and licensed stores in 52 other countries. La Senza products may also be purchased through its website, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products under the Bath & Body Works, C.O. Bigelow, White Barn Candle Company and other brand names. Bath & Body Works merchandise is sold at retail stores and through its website, www.bathandbodyworks.com.

Other consists of the following:

•	Henri Bendel, operator of 11 specialty stores, which features accessories and personal care products;

•	Mast, an apparel merchandise sourcing and production function serving Victoria’s Secret, La Senza and third-party customers;

•	Beauty Avenues, a personal care sourcing and production function serving Victoria’s Secret, La Senza and Bath & Body Works;

•	International retail, franchise and wholesale operations (excluding La Senza), which include the Company’s Bath & Body Works and Victoria’s Secret stores in Canada; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for third quarter and year-to-date 2010 and 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2010
Third Quarter:
Net Sales	$1,189	$467	$327	$1,983
Operating Income (Loss)	123	32	(6)	149
Year-to-Date:
Net Sales	$3,901	$1,434	$822	$6,157
Operating Income (Loss)	482	134	(46)	570

2009
Third Quarter:
Net Sales	$1,078	$439	$260	$1,777
Operating Income (Loss)	54	16	(11)	59
Year-to-Date:
Net Sales	$3,509	$1,375	$685	$5,569
Operating Income (Loss)	267	64	(49)	282

The Company’s international sales, including La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and direct sales shipped internationally, totaled $176 million and $146 million for third quarter of 2010 and 2009, respectively. The Company’s international sales totaled $496 million and $414 million for year-to-date 2010 and 2009, respectively.

16. Subsequent Events

In November 2010, the Company’s Board of Directors declared a special dividend of $3 per share, estimated to total $970 million. In addition, the Company’s Board of Directors authorized a share repurchase program of $200 million which includes $53 million remaining under the Company’s previous $200 million share repurchase program. For additional information, see Note 3, “Earnings Per Share and Shareholders’ Equity.”

17. Supplemental Guarantor Financial Information

The Company’s 2019 Notes and 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly owned subsidiaries. The Company is a holding company and its most significant assets are the stock of its subsidiaries. The guarantors represent (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.

The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of October 30, 2010, January 30, 2010 and October 31, 2009 and the Condensed Consolidating Statements of Income and Cash Flows for the periods ended October 30, 2010 and October 31, 2009.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(Unaudited)

	October 30, 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$0	$567	$421	$0	$988
Accounts Receivable, Net	3	203	41	0	247
Inventories	0	1,243	213	0	1,456
Deferred Income Taxes	0	36	(1)	0	35
Other	8	134	113	0	255

Total Current Assets	11	2,183	787	0	2,981
Property and Equipment, Net	0	984	649	0	1,633
Goodwill	0	1,318	130	0	1,448
Trade Names and Other Intangible Assets, Net	0	418	179	0	597
Net Investments in and Advances to/from Consolidated Affiliates	11,929	12,975	6,199	(31,103)	0
Other Assets	71	88	778	(705)	232

Total Assets	$12,011	$17,966	$8,722	$(31,808)	$6,891

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$0	$441	$246	$0	$687
Accrued Expenses and Other	65	357	255	0	677
Income Taxes	0	0	8	0	8

Total Current Liabilities	65	798	509	0	1,372
Deferred Income Taxes	(8)	36	191	0	219
Long-term Debt	2,519	609	82	(691)	2,519
Other Long-term Liabilities	13	562	176	(14)	737
Total Equity	9,422	15,961	7,764	(31,103)	2,044

Total Liabilities and Equity	$12,011	$17,966	$8,722	$(31,808)	$6,891

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

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(Unaudited)

	October 31, 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$0	$654	$314	$0	$968
Accounts Receivable, Net	0	225	27	0	252
Inventories	0	1,232	195	(1)	1,426
Deferred Income Taxes	0	50	4	0	54
Other	1	201	13	(1)	214

Total Current Assets	1	2,362	553	(2)	2,914
Property and Equipment, Net	0	1,094	720	0	1,814
Goodwill	0	1,317	123	0	1,440
Trade Names and Other Intangible Assets, Net	0	420	176	0	596
Net Investments in and Advances to/from Consolidated Affiliates	12,531	11,444	8,228	(32,203)	0
Other Assets	39	97	740	(705)	171

Total Assets	$12,571	$16,734	$10,540	$(32,910)	$6,935

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$0	$417	$203	$0	$620
Accrued Expenses and Other	64	348	190	0	602
Income Taxes	0	0	15	0	15

Total Current Liabilities	64	765	408	0	1,237
Deferred Income Taxes	(3)	19	220	0	236
Long-term Debt	2,880	609	80	(689)	2,880
Other Long-term Liabilities	38	546	147	(14)	717
Total Equity	9,592	14,795	9,685	(32,207)	1,865

Total Liabilities and Equity	$12,571	$16,734	$10,540	$(32,910)	$6,935

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

(Unaudited)

	Third Quarter 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$1,858	$630	$(505)	$1,983
Costs of Goods Sold, Buying and Occupancy	0	(1,216)	(525)	472	(1,269)

Gross Profit	0	642	105	(33)	714
General, Administrative and Store Operating Expenses	(1)	(528)	(71)	35	(565)

Operating Income (Loss)	(1)	114	34	2	149
Interest Expense	(48)	0	(3)	3	(48)
Interest Income	0	4	0	(3)	1
Other Income (Loss)	(1)	0	(1)	1	(1)

Income (Loss) Before Income Taxes	(50)	118	30	3	101
Provision (Benefit) for Income Taxes	0	48	(8)	0	40
Equity in Earnings, Net of Tax	111	172	(1)	(282)	0

Net Income (Loss)	$61	$242	$37	$(279)	$61

	Third Quarter 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$1,701	$574	$(498)	$1,777
Costs of Goods Sold, Buying and Occupancy	0	(1,211)	(478)	475	(1,214)

Gross Profit	0	490	96	(23)	563
General, Administrative and Store Operating Expenses	(1)	(453)	(70)	20	(504)

Operating Income (Loss)	(1)	37	26	(3)	59
Interest Expense	(55)	0	(3)	2	(56)
Interest Income	0	2	0	(2)	0
Other Income (Loss)	1	0	7	1	9

Income (Loss) Before Income Taxes	(55)	39	30	(2)	12
Provision (Benefit) for Income Taxes	0	1	(4)	0	(3)
Equity in Earnings, Net of Tax	70	7	45	(122)	0

Net Income (Loss)	$15	$45	$79	$(124)	$15

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

(Unaudited)

	Year-to-Date 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$5,803	$1,757	$(1,403)	$6,157
Costs of Goods Sold, Buying and Occupancy	0	(3,813)	(1,471)	1,313	(3,971)

Gross Profit	0	1,990	286	(90)	2,186
General, Administrative and Store Operating Expenses	(3)	(1,521)	(194)	102	(1,616)

Operating Income (Loss)	(3)	469	92	12	570
Interest Expense	(159)	0	(9)	8	(160)
Interest Income	0	10	0	(8)	2
Other Income (Expense)	(26)	0	144	2	120

Income (Loss) Before Income Taxes	(188)	479	227	14	532
Provision (Benefit) for Income Taxes	(9)	145	44	0	180
Equity in Earnings, Net of Tax	531	433	(32)	(932)	0

Net Income (Loss)	$352	$767	$151	$(918)	$352

	Year-to-Date 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$5,313	$1,622	$(1,366)	$5,569
Costs of Goods Sold, Buying and Occupancy	0	(3,737)	(1,349)	1,296	(3,790)

Gross Profit	0	1,576	273	(70)	1,779
General, Administrative and Store Operating Expenses	(6)	(1,392)	(179)	71	(1,506)
Net Gain on Joint Venture	9	0	0	0	9

Operating Income (Loss)	3	184	94	1	282
Interest Expense	(173)	0	(10)	7	(176)
Interest Income	0	9	0	(7)	2
Other Income (Expense)	1	0	4	1	6

Income (Loss) Before Income Taxes	(169)	193	88	2	114
Provision (Benefit) for Income Taxes	0	(9)	31	0	22
Equity in Earnings, Net of Tax	261	198	210	(669)	0

Net Income (Loss)	$92	$400	$267	$(667)	$92

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(151)	$102	$130	$0	$81

Investing Activities:
Capital Expenditures	0	(116)	(81)	0	(197)
Return of Capital from Express	0	0	49	0	49
Return of Capital from Limited Stores	0	0	7	0	7
Proceeds from Divestiture of Limited Stores	0	0	32	0	32
Proceeds from Express Initial Public Offering	0	0	20	0	20
Net Investments in Consolidated Affiliates	0	0	0	0	0
Other Investing Activities	0	0	4	0	4

Net Cash Provided by (Used for) Investing Activities	0	(116)	31	0	(85)

Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	390	0	0	0	390
Payments of Long-term Debt	(645)	0	0	0	(645)
Dividends Paid	(471)	0	0	0	(471)
Financing Costs	(14)	0	0	0	(14)
Repurchase of Common Stock	(147)	0	0	0	(147)
Excess Tax Benefits from Share-based Compensation	0	10	2	0	12
Net Financing Activities and Advances to/from Consolidated Affiliates	978	(870)	(108)	0	0
Proceeds from Exercise of Stock Options and Other	60	0	0	0	60

Net Cash Provided by (Used for) Financing Activities	151	(860)	(106)	0	(815)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	0	0	3	0	3
Net Increase (Decrease) in Cash and Cash Equivalents	0	(874)	58	0	(816)
Cash and Cash Equivalents, Beginning of Period	0	1,441	363	0	1,804

Cash and Cash Equivalents, End of Period	$0	$567	$421	$0	$988

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date 2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(146)	$68	$208	$0	$130

Investing Activities:
Capital Expenditures	0	(105)	(55)	0	(160)
Net Proceeds from Divestiture of Joint Venture	0	0	9	0	9
Other Investing Activities	(3)	0	1	0	(2)

Net Cash Provided by (Used for) Investing Activities	(3)	(105)	(45)	0	(153)

Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	473	0	0	0	473
Payments of Long-term Debt	(498)	0	0	0	(498)
Dividends Paid	(145)	0	0	0	(145)
Financing Costs	(19)	0	0	0	(19)
Net Financing Activities and Advances to/from Consolidated Affiliates	335	(247)	(88)	0	0
Proceeds from Exercise of Stock Options and Other	3	0	0	0	3

Net Cash Provided by (Used for) Financing Activities	149	(247)	(88)	0	(186)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	0	0	4	0	4
Net Increase (Decrease) in Cash and Cash Equivalents	0	(284)	79	0	(205)
Cash and Cash Equivalents, Beginning of Period	0	938	235	0	1,173

Cash and Cash Equivalents, End of Period	$0	$654	$314	$0	$968

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of October 30, 2010 and October 31, 2009, and the related consolidated statements of income for the thirteen and thirty-nine week periods ended October 30, 2010 and October 31, 2009, and the consolidated statements of cash flows for the thirty-nine week periods ended October 30, 2010 and October 31, 2009. These financial statements are the responsibility of the Company’s management.

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
December 3, 2010

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

Third Quarter 2010 Overview

Our performance in the third quarter of 2010 improved significantly in comparison to the third quarter of 2009. Our net sales increased $206 million to $1.983 billion driven by a comparable store sales increase of 10%. Our operating income increased $90 million to $149 million and our operating income rate improved significantly to 7.5% from 3.3%. Our 2009 third quarter earnings included $9 million of income tax benefit primarily due to the resolution of certain tax matters. For additional information related to our 2010 financial performance, see “Results of Operations.”

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

Store Data

The following table compares third quarter of 2010 store data to the comparable periods for third quarter of 2009 and year-to-date 2010 store data to the comparable periods for year-to-date 2009:

	Third Quarter			Year-to-Date
Sales Per Average Selling Square Foot	2010	2009	% Change	2010	2009	% Change
Victoria’s Secret Stores (a)	$138	$121	14%	$432	$381	13%
Bath & Body Works (a)	115	108	6%	353	338	5%
La Senza (b) (c) (d)	89	92	(3%)	277	278	0%

Sales Per Average Store (in thousands)
Victoria’s Secret Stores (a)	$810	$698	16%	$2,526	$2,197	15%
Bath & Body Works (a)	273	256	7%	836	802	4%
La Senza (b) (c) (d)	299	286	4%	930	856	9%

Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	5,865	5,802	1%
Bath & Body Works (a)	2,368	2,375	0%
La Senza (c) (d)	3,356	3,137	7%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,094	6,069	0%
Bath & Body Works (a)	3,825	3,881	(1%)
La Senza (c) (d)	856	954	(10%)

(a)	Metric relates to company-owned stores in the United States.
(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.
(c)	Metric excludes independently owned La Senza stores operated by licensees.
(d)	2009 includes La Senza Girl stores. In the fourth quarter of 2009, we closed all 53 remaining La Senza Girl stores.

The following table compares third quarter of 2010 store data to the comparable periods for third quarter of 2009 and year-to-date 2010 store data to the comparable periods for year-to-date 2009:

	Third Quarter		Year-to-Date
	2010	2009	2010	2009
Number of Stores (a)
Victoria’s Secret
Beginning of Period	1,039	1,046	1,040	1,043
Opened	1	2	5	12
Closed	(1)	(2)	(6)	(9)

End of Period	1,039	1,046	1,039	1,046

Bath & Body Works
Beginning of Period	1,619	1,637	1,627	1,638
Opened	0	2	2	9
Closed	(4)	(3)	(14)	(11)

End of Period	1,615	1,636	1,615	1,636

La Senza (b)
Beginning of Period	255	306	258	322
Opened	0	2	0	4
Closed	0	(4)	(3)	(22)

End of Period	255	304	255	304

Bath & Body Works Canada
Beginning of Period	39	14	31	6
Opened	17	13	25	21
Closed	0	0	0	0

End of Period	56	27	56	27

Victoria’s Secret Canada
Beginning of Period	6	0	4	0
Opened	6	3	8	3
Closed	0	0	0	0

End of Period	12	3	12	3

Henri Bendel
Beginning of Period	11	6	11	5
Opened	0	3	0	4
Closed	0	0	0	0

End of Period	11	9	11	9

Total
Beginning of Period	2,969	3,009	2,971	3,014
Opened	24	25	40	53
Closed	(5)	(9)	(23)	(42)

End of Period	2,988	3,025	2,988	3,025

(a)	Number of stores excludes independently owned stores operated by licensees and franchisees.
(b)	In the fourth quarter of 2009, we closed all 53 remaining La Senza Girl stores.

Results of Operations

Third Quarter of 2010 Compared to Third Quarter of 2009

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2010 in comparison to 2009:

Third Quarter			Operating Income Rate
	2010	2009	2010	2009
	(in millions)
Victoria’s Secret	$123	$54	10.4%	5.0%
Bath & Body Works	32	16	6.8%	3.5%
Other (a)	(6)	(11)	(1.8%)	(4.1%)

Total Operating Income	$149	$59	7.5%	3.3%

(a)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.

For the third quarter of 2010, operating income increased $90 million to $149 million and the operating income rate increased to 7.5% from 3.3%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the third quarter of 2010 in comparison to the third quarter of 2009:

Third Quarter	2010	2009	% Change
	(in millions)
Victoria’s Secret Stores	$841	$730	15%
La Senza	90	99	(9%)
Victoria’s Secret Direct	258	249	3%

Total Victoria’s Secret	1,189	1,078	10%
Bath & Body Works	467	439	6%
Other (a)	327	260	26%

Total Net Sales	$1,983	$1,777	12%

(a)	Includes Mast, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for the third quarter of 2010 to the third quarter of 2009:

Third Quarter	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2009 Net Sales	$1,078	$439	$260	$1,777
Comparable Store Sales	97	26	(1)	122
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	2	(5)	33	30
Foreign Currency Translation	4	0	0	4
Direct Channels	8	7	0	15
Mast Third-party Sales and Other	0	0	35	35

2010 Net Sales	$1,189	$467	$327	$1,983

The following table compares third quarter of 2010 comparable store sales to third quarter of 2009:

Third Quarter	2010	2009
Victoria’s Secret Stores	14%	(4%)
La Senza	1%	(6%)

Total Victoria’s Secret	13%	(4%)
Bath & Body Works	6%	2%

Total Comparable Store Sales (a)	10%	(2%)

(a)	Includes Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For the third quarter of 2010, our net sales increased $206 million to $1.983 billion and comparable store sales increased 10%. The increase in our net sales was primarily a result of:

Victoria’s Secret

For the third quarter of 2010, net sales increased $111 million to $1.189 billion and comparable store sales increased 13%. The increase in net sales was primarily driven by:

•

At Victoria’s Secret Stores, net sales increased across most categories including Pink, core lingerie and beauty driven by an improved merchandise assortment that incorporated newness, innovation and fashion; and

•

At Victoria’s Secret Direct, net sales increased 3% with increases across most categories including intimates and swimwear driven by an improved merchandise assortment, partially offset by a decrease in apparel.

Partially offset by:

•	At La Senza, net sales decreased primarily due to the closure of the La Senza Girl freestanding stores and a decline in the international business, partially offset by favorable currency fluctuations.

The increase in comparable store sales was driven by a significant increase in total transactions and higher average dollar sales.

Bath & Body Works

For the third quarter of 2010, net sales increased $28 million to $467 million and comparable store sales increased 6%. From a merchandise category perspective, net sales were driven by growth in home fragrance, the Signature Collection (including the re-launch of the men’s line), partially offset by decreases in other categories. The increase in comparable store sales was driven by an increase in total transactions and by higher average dollar sales.

Other

For the third quarter of 2010, net sales increased $67 million to $327 million partially related to new Bath & Body Works stores in Canada and the introduction of Victoria’s Secret stores to Canada. In addition, Mast recognized 100% of merchandise sourcing sales to Express and Limited Stores.

Gross Profit

For the third quarter of 2010, our gross profit increased $151 million to $714 million and our gross profit rate (expressed as a percentage of net sales) increased to 36.0% from 31.7%, primarily a result of:

Victoria’s Secret

For the third quarter of 2010, the increase in gross profit was primarily driven by:

•

At Victoria’s Secret Stores, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. The increase in merchandise margin was partially offset by an increase in buying and occupancy expenses primarily related to real estate investment activity; and

•

At Victoria’s Secret Direct, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. The increase in gross profit was also driven by a decrease in buying and occupancy expenses primarily related to lower catalogue costs.

Partially offset by:

•	At La Senza, gross profit decreased due to a decrease in merchandise margin dollars primarily driven by a decrease in net sales, partially offset by favorable currency fluctuations.

The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate decreased due to leverage associated with the increase in net sales.

Bath & Body Works

For the third quarter of 2010, the increase in gross profit was driven by an increase in merchandise margin dollars related to the increase in net sales, a decrease in cost of goods sold due to cost reductions and a decrease in promotional activity. The increase in merchandise margin was partially offset by an increase in buying and occupancy expenses due to higher real estate costs.

The increase in the gross profit rate was driven by an increase in the merchandise margin rate due to the factors cited above. The buying and occupancy expense rate remained consistent for both periods.

Other

For the third quarter of 2010, the increase in gross profit was driven by higher merchandise margin dollars primarily related to the expansion of our Canadian Bath & Body Works and Victoria’s Secret stores. The gross profit rate increased due to the factors cited above. In addition, the buying and occupancy expense rate decreased due to leverage associated with the increase in net sales.

General, Administrative and Store Operating Expenses

For the third quarter of 2010, our general, administrative and store operating expenses increased $61 million to $565 million primarily driven by an increase in store selling expenses related to higher sales, higher incentive and other compensation costs and an increase in marketing expenses.

The general, administrative and store operating expense rate remained relatively flat at 28.5%.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2010 and 2009:

Third Quarter	2010	2009
Average daily borrowings (in millions)	$2,562	$2,938
Average borrowing rate (in percentages)	7.05%	6.84%

For the third quarter of 2010, our interest expense decreased $8 million to $48 million driven by a decrease in the average borrowings, partially offset by an increase in average borrowing rates.

Other Income (Loss)

For the third quarter of 2010, our other income (loss) decreased from income of $9 million to expense of $1 million. Third quarter 2009 other income included equity method income from Express and Limited Stores. We ceased recognizing equity method income from Express in the third quarter of 2010 as a result of the change in accounting from the equity method to the cost method. We ceased recognizing equity method income from Limited Stores in the second quarter of 2010 in conjunction with the divestiture of our remaining ownership interest.

Provision for Income Taxes

For the third quarter of 2010, our effective tax rate was 39.6% as compared to (30.7%) in the third quarter of 2009. Our effective tax rate for 2009 was favorably impacted by the resolution of certain tax matters and other items.

Results of Operations

Year-to-Date 2010 Compared to Year-to-Date 2009

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2010 in comparison to year-to-date 2009:

Year-to-Date			Operating Income Rate
	2010	2009	2010	2009
	(in millions)
Victoria’s Secret	$482	$267	12.4%	7.6%
Bath & Body Works	134	64	9.3%	4.6%
Other (a)	(46)	(49)	(5.5)%	(7.2%)

Total Operating Income	$570	$282	9.3%	5.1%

(a)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.

For year-to-date 2010, operating income increased $288 million to $570 million and the operating income rate increased to 9.3% from 5.1%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for year-to-date 2010 in comparison to year-to-date 2009:

Year-to-Date	2010	2009	% Change
	(in millions)
Victoria’s Secret Stores	$2,625	$2,295	14%
La Senza	277	289	(4%)
Victoria’s Secret Direct	999	925	8%

Total Victoria’s Secret	3,901	3,509	11%
Bath & Body Works	1,434	1,375	4%
Other (a)	822	685	20%

Total Net Sales	$6,157	$5,569	11%

(a)	Includes Mast, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for year-to-date 2010 to year-to-date 2009:

Year-to-Date	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2009 Net Sales	$3,509	$1,375	$685	$5,569
Comparable Store Sales	282	52	(3)	331
Sales Associated With New, Closed, Divested and Non-comparable Remodeled Stores, Net	10	(9)	61	62
Foreign Currency Translation	27	0	5	32
Direct Channels	73	16	0	89
Mast Third-party Sales and Other	0	0	74	74

2010 Net Sales	$3,901	$1,434	$822	$6,157

The following table compares year-to-date 2010 comparable store sales to year-to-date 2009:

Year-to-Date	2010	2009
Victoria’s Secret Stores	13%	(9%)
La Senza	1%	(10%)

Total Victoria’s Secret	12%	(9%)
Bath & Body Works	4%	(2%)

Total Comparable Store Sales (a)	9%	(7%)

(a)	Includes Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For year-to-date 2010, our net sales increased $588 million to $6.157 billion and comparable store sales increased 9%. The increase in our net sales was primarily a result of:

Victoria’s Secret

For year-to-date 2010, net sales increased $392 million to $3.901 billion and comparable store sales increased 12%. The increase in net sales was primarily driven by:

•

At Victoria’s Secret Stores, net sales increased across most categories including Pink, core lingerie and beauty driven by an improved merchandise assortment that incorporated newness, innovation and fashion; and

•	At Victoria’s Secret Direct, net sales increased 8% with increases across most categories including intimates and swimwear driven by an improved merchandise assortment.

Partially offset by:

•	At La Senza, net sales decreased primarily due to closure of the La Senza Girl freestanding stores and a decline in the international business, partially offset by favorable currency fluctuations.

The increase in comparable store sales was driven by a significant increase in total transactions and higher average dollar sales.

Bath & Body Works

For year-to-date 2010, net sales increased $59 million to $1.434 billion and comparable store sales increased 4%. From a merchandise category perspective, net sales were driven by growth in home fragrance, the Signature Collection (including the re-launch of the men’s line), partially offset by decreases in other categories. The increase in comparable store sales was primarily driven by an increase in total transactions and higher average dollar sales.

Other

For year-to-date 2010, net sales increased $137 million to $822 million primarily related to new Bath & Body Works stores in Canada, the introduction of Victoria’s Secret stores to Canada and an increase in third-party sales at Mast. In addition, Mast recognized 100% of merchandise sourcing sales to Express and Limited Stores in the third quarter of 2010.

Gross Profit

For year-to-date 2010, our gross profit increased $407 million to $2.186 billion and our gross profit rate (expressed as a percentage of net sales) increased to 35.5% from 31.9% primarily a result of:

Victoria’s Secret

For year-to-date 2010, the increase in gross profit was primarily driven by:

•

At Victoria’s Secret Stores, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. The increase in merchandise margin was partially offset by an increase in buying and occupancy expenses primarily related to real estate investment activity; and

•

At Victoria’s Secret Direct, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. The increase in merchandise margin was partially offset by a slight increase in buying and occupancy expenses primarily related to higher website and fulfillment costs;

Partially offset by:

•	At La Senza, gross profit decreased primarily driven by the decline in net sales, partially offset by favorable foreign currency translation fluctuations.

The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate decreased due to leverage associated with higher net sales.

Bath & Body Works

For year-to-date 2010, the increase in gross profit was driven primarily by the increase in merchandise margin dollars as a result of the increase in net sales, a decrease in cost of goods sold due to cost reductions and a decrease in promotional activity. The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate. In addition, the buying and occupancy expense rate decreased due to leverage associated with higher net sales.

Other

For year-to-date 2010, the increase in gross profit was driven by higher merchandise margin dollars primarily related to the expansion of our Canadian Bath & Body Works and Victoria’s Secret stores. The gross profit rate decreased due to an increase in lower margin Mast third-party sales, including the impact of recognizing 100% of Mast’s sales to Express and Limited Stores in the third quarter.

General, Administrative and Store Operating Expenses

For year-to-date 2010, our general, administrative and store operating expenses increased $110 million to $1.616 billion primarily driven by an increase in store selling expenses related to higher sales, higher incentive compensation costs and an increase in marketing expenses.

The general, administrative and store operating expense rate decreased from 27.0% to 26.2% due to leverage associated with higher net sales.

Net Gain on Joint Venture

In July 2009, we recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Venture on the year-to-date 2009 Consolidated Statement of Income.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for year-to-date 2010 and 2009:

Year-to-Date	2010	2009
Average daily borrowings (in millions)	$2,615	$2,983
Average borrowing rate (in percentages)	6.95%	6.65%

For year-to-date 2010, our interest expense decreased $16 million to $160 million. The decrease was partially driven by a decrease in the average daily borrowings, partially offset by the increase in average borrowing rates. For year-to-date 2010, our interest expense included $10 million of expense associated with terminating our remaining participating interest rate swap arrangements. For year-to-date 2009, our interest expense included $10 million in fees which were expensed associated with the amendment of our 5-Year Facility and Term Loan.

Other Income (Loss)

For year-to-date 2010, our other income (loss) increased $114 million to $120 million primarily due to:

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

Provision for Income Taxes

For year-to-date 2010, our effective tax rate was 33.8% as compared to 19.3% in 2009. Our effective tax rate for 2010 was favorably impacted by the divestiture of our remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of our ownership in Limited Stores. Our effective tax rate for 2009 was favorably impacted by the resolution of certain tax matters and the impact of the divestiture of a non-core joint venture, partially offset by an increase in state net operating loss valuation allowances.

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

The following table provides our long-term debt balance as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)
Senior Secured Debt
Term Loan due August 2012	$0	$200	$358
5.30% Mortgage due August 2010	0	2	2

Total Senior Secured Debt	0	202	360

Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	485	485	484
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	0	0

Total Senior Unsecured Debt with Subsidiary Guarantee	885	485	484

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	707	699	698
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	220	499	499
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	58	191	192

Total Senior Unsecured Debt	1,634	2,038	2,038

Total	2,519	2,725	2,882
Current Portion of Long-term Debt	0	(2)	(2)

Total Long-term Debt, Net of Current Portion	$2,519	$2,723	$2,880

(a)	The October 30, 2010 balance includes a fair value interest rate hedge adjustment of $7 million.
(b)	The principal balance outstanding was $213 million as of October 30, 2010, $500 million as of January 30, 2010 and $500 million as of October 31, 2009. The October 30, 2010 balance includes a fair value interest rate hedge adjustment of $7 million.
(c)	The principal balance outstanding was $57 million as of October 30, 2010, $191 million as of January 30, 2010 and $192 million as of October 31, 2009. The October 30, 2010 balance includes a fair value interest rate hedge adjustment of $1 million.

Issuance of Notes

In June 2009, we issued $500 million of 8.50% notes due in June 2019. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of our wholly owned subsidiaries (the “guarantors”). The net proceeds from the issuance were $473 million, which included an issuance discount of $16 million and transaction costs of $11 million. These transaction costs are being amortized through the maturity date of June 2019 and are included within Other Assets on the Consolidated Balance Sheets.

In May 2010, we issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which up to $1 billion of debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $390 million, which included transaction costs of $10 million. These transaction costs are being amortized through the maturity date of May 2020 and are included within Other Assets on the 2010 Consolidated Balance Sheet.

Repurchase of Notes

In June 2009, we repurchased $5 million of the 2012 Notes through open-market transactions. In August 2009, we repurchased $103 million of the 2012 Notes through a tender offer for $101 million. The gain on extinguishment of this debt of $2 million is included in Other Income (Loss) on the year-to-date 2009 Consolidated Statement of Income.

In May 2010, we used a portion of the proceeds from the 2020 Notes to repurchase $134 million of our 2012 Notes for $144 million. We used the remaining portion of the proceeds from the 2020 Notes to repurchase $266 million of our 2014 Notes for $277 million. The loss on extinguishment of this debt of $25 million is included in Other Income (Loss) on the year-to-date 2010 Consolidated Statement of Income.

In August 2010, we repurchased $20 million and $1 million of 2014 Notes and 2012 Notes, respectively, through open-market transactions.

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

Additionally, the Amendment modified the covenants limiting investments and restricted payments to provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists. We were in compliance with all of our covenant requirements as of October 30, 2010.

We incurred fees related to the amendment of the 5-Year Facility of $13 million which were capitalized and are being amortized through the maturity date of the 5-Year Facility.

The 5-Year Facility has several interest rate options, which are based in part on our long-term credit ratings. Fees payable under the 5-Year Facility are based on our long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 3.50% on any outstanding borrowings or letters of credit. As of October 30, 2010, there were no borrowings outstanding under the 5-Year Facility.

Letters of Credit

The 5-Year Facility supports our letter of credit program. We had $67 million of outstanding letters of credit as of October 30, 2010 that reduce our remaining availability under our amended credit agreements.

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

In August 2010, we terminated interest rate designated fair value hedges with a notional amount of $21 million in conjunction with the repurchase of $20 million and $1 million of 2014 Notes and 2012 Notes, respectively.

Working Capital and Capitalization

We believe that available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)
Cash Provided by Operating Activities (a)	$81	$1,174	$130
Capital Expenditures (a)	197	202	160
Working Capital	1,609	1,928	1,677

Capitalization:
Long-term Debt	2,519	2,723	2,880
Shareholders’ Equity	2,043	2,183	1,864

Total Capitalization	4,562	4,906	4,744
Additional Amounts Available Under Credit Agreements (b)	733	935	914

(a)	The January 30, 2010 amounts represent a twelve-month period and the October 30, 2010 and October 31, 2009 amounts represent nine-month periods.
(b)	Letters of credit reduce our remaining availability under the 5-Year Facility.

Credit Ratings

The following table provides our credit ratings as of October 30, 2010:

	Moody’s	S&P	Fitch
Corporate	Ba2	BB	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB	BB+
Senior Unsecured Debt	Ba3	BB	BB
Outlook	Positive	Stable	Stable

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

Common Stock Share Repurchases

In March 2010, our Board of Directors approved a share repurchase program of $200 million and cancelled our previous $250 million share repurchase program, which had $31 million remaining. Through the third quarter of 2010, we repurchased 6 million shares of common stock for $147 million under this program.

In November 2010, our Board of Directors authorized a new share repurchase program of $200 million which includes $53 million remaining under the March 2010 $200 million share repurchase program. Through November 26, 2010, we repurchased 287 thousand shares of common stock for $10 million under the new program.

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

In November 2010, our Board of Directors declared a special dividend of $3 per share, estimated to total $970 million. The special dividend will be distributed on December 21, 2010 to shareholders of record at the close of business on December 7, 2010.

Cash Flow

The following table provides a summary of our cash flow activity for year-to-date 2010 and 2009:

	Year-to-Date
	2010	2009
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,804	$1,173
Net Cash Flows Provided by Operating Activities	81	130
Net Cash Flows Used for Investing Activities	(85)	(153)
Net Cash Flows Used for Financing Activities	(815)	(186)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	4

Net Decrease in Cash and Cash Equivalents	(816)	(205)

Cash and Cash Equivalents, End of Period	$988	$968

Operating Activities

Net cash provided by operating activities in 2010 was $81 million, including net income of $352 million. Net income included Depreciation and Amortization of $291 million, Gain on Express Initial Public Offering of $52 million, Gain on Distribution from Express of $49 million and Gain on Divestiture of Limited Stores of $20 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal increases in inventories (and related increases in accounts payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year.

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

Investing Activities

Net cash used for investing activities in 2010 was $85 million consisting primarily of capital expenditures of $197 million, partially offset by a return of capital from both Express and Limited Stores of $49 million and $7 million, respectively, Proceeds from the Divestiture of Limited Stores of $32 million and Proceeds from the Express Initial Public Offering of $20 million. The capital expenditures included $131 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Net cash used for investing activities in 2009 was $153 million consisting of $160 million of capital expenditures, partially offset by a $9 million distribution of escrow funds related to a divestiture of a joint venture in 2008. The capital expenditures included $128 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Financing Activities

Net cash used for financing activities in 2010 was $815 million consisting primarily of Payment of Long-term Debt of $645 million, quarterly and special dividend payments aggregating to $1.45 per share, or $471 million, and Repurchase of Common Stock of $147 million, partially offset by Proceeds from Issuance of Long-term Debt of $390 million.

Net cash used for financing activities in 2009 was $186 million consisting primarily from the prepayment of $392 million of our Term Loan, quarterly dividend payments of $0.15 per share, or $145 million, cash payments of $106 million to repurchase 2012 Notes and $19 million of costs related to the amendment of our 5-Year Facility and Term Loan in February 2009, partially offset by the net proceeds of $473 million from the issuance of $500 million of notes.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $106 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

In April 2008, we received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of our liability for guaranteed future lease payments of Express. We could have drawn from the irrevocable standby letter of credit if Express were to have defaulted on any of the guaranteed leases. The irrevocable standby letter of credit was reduced through the November 1, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was zero as of October 30, 2010, $6 million as of January 30, 2010 and $10 million as of October 31, 2009.

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $71 million as of October 30, 2010, $84 million as of January 30, 2010 and $87 million as of October 31, 2009. The estimated fair value of these guarantee obligations was $6 million as of October 30, 2010, $9 million as of January 30, 2010 and $15 million as of October 31, 2009 and is included in Other Long-term Liabilities on our Consolidated Balance Sheets.

Our guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of October 30, 2010, January 30, 2010 and October 31, 2009.

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

Interest Rate Risk

Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is comprised of U.S. and Canadian government obligations, U.S. Treasury and AAA-rated money market funds, bank time deposits, and highly rated commercial paper. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.

All of our long-term debt as of October 30, 2010 has fixed interest rates. In June 2010, we entered into a series of interest rate swap arrangements related to all of our outstanding 2012 Notes, all of our outstanding 2014 Notes and $175 million of our outstanding 2017 Notes. In August 2010, the Company terminated $21 million of these interest rate swap arrangements in conjunction with the repurchase of $20 million and $1 million of 2014 Notes and 2012 Notes, respectively. The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in the three-month London Interbank Offered Rate (“LIBOR”).

For the balance of our long-term debt that is not subject to the interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments

As of October 30, 2010, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of long-term debt and swap arrangements as of October 30, 2010, January 30, 2010 and October 31, 2009:

	October 30, 2010	January 30, 2010	October 31, 2009
	(in millions)
Long-term Debt:
Carrying Value	$2,519	$2,725	$2,882
Fair Value, Estimated (a)	2,702	2,690	2,759
Fair Value of Cross-currency Swap Arrangements (b)	45	34	22
Fair Value of Participating Interest Rate Swap Arrangements (b) (c)	0	10	17
Fair Value of Interest Rate Swap Arrangements (b)	(15)	0	0

(a)	The estimated fair value of our publicly traded debt is based on quoted market prices. The estimated fair value of the Term Loan is equal to its carrying value. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
(b)	Swap arrangements are in an (asset) liability position.
(c)	In March 2010, we terminated our remaining participating interest rate swap arrangements in conjunction with the prepayment of our remaining outstanding portion of our Term Loan.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 6, 2009, a class action (International Brotherhood of Electrical Workers Local 697 Pension Fund v. Limited Brands, Inc. et al.) was filed against the Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Limited Brands common stock between August 22, 2007 and February 28, 2008. On April 5, 2010, the Court appointed a lead plaintiff and lead and liaison counsel. On June 25, 2010, the lead plaintiff filed an amended compliant. On August 24, 2010, the Company filed a motion to dismiss. The Company believes the complaint is without merit and that the Company has substantial factual and legal defenses to the claims at issue. The Company intends to vigorously defend against this action. The Company cannot reasonably estimate the possible loss or range of loss that may result from this lawsuit.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2010:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2010	489	$24.81	483	$119,515
September 2010	1,199	25.67	1,171	89,493
October 2010	1,256	29.18	1,243	53,205

Total	2,944	27.02	2,897

(a)	The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with (i) tax payments due upon vesting of employee restricted stock awards, (ii) the use of our stock to pay the exercise price on employee stock options, and (iii) our small shareholder repurchase program.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibits
15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer
Executive Vice President and Chief Financial Officer *

Date: December 3, 2010

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.