Form 10-K
period 2011-01-29
LIMITED BRANDS INC
filed 2011-03-18
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $6,911,532,451.

Number of shares outstanding of the registrant’s Common Stock as of March 11, 2011: 319,450,755.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Registrant’s 2011 Annual Meeting of Stockholders to be held on May 26, 2011, are incorporated by reference into Part II and Part III.

PART I

ITEM 1. BUSINESS.

General

We operate in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to an approximately $10 billion segment leader focused on women’s intimate and other apparel, beauty and personal care product categories that make customers feel sexy, sophisticated and forever young. We sell our merchandise through specialty retail stores in the United States (“U.S.”) and Canada, which are primarily mall-based, and through websites, catalogue and other channels. We are committed to building a family of the world’s best fashion retail brands, offering captivating customer experiences that drive long-term loyalty.

Victoria’s Secret

Victoria’s Secret, including Victoria’s Secret Pink, is the leading specialty retailer of women’s intimate and other apparel with fashion-inspired collections, prestige fragrances and cosmetics, celebrated supermodels and world-famous runway shows. We sell our Victoria’s Secret products at more than 1,000 Victoria’s Secret stores in the U.S. and Canada, through the Victoria’s Secret catalogue and online at www.VictoriasSecret.com. Additionally, Victoria’s Secret brand products are also available in duty-free and other international locations.

Bath & Body Works

Bath & Body Works is one of the leading specialty retailers of personal care products including shower gels, lotions, antibacterial soaps, home fragrance and accessories. We sell our Bath & Body Works products at more than 1,600 Bath & Body Works stores in the U.S. and Canada and online at www.BathandBodyWorks.com. Additionally, Bath & Body Works brand products are available through franchise locations in the Middle East.

Other Brands

La Senza is a specialty retailer of women’s intimate apparel in Canada. We sell our La Senza products at more than 250 La Senza stores in Canada and online at www.LaSenza.com. Additionally, La Senza has 463 stores in 45 countries operating under licensing arrangements.

Henri Bendel sells upscale accessory products through our flagship and 10 other stores, as well as online at www.HenriBendel.com.

Fiscal Year

Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2011”, “2010”, “2009”, “2008” and “2007” refer to the 52 week periods ending January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008, respectively. “2006” refers to the 53 week period ended February 3, 2007.

Real Estate

The following table provides the retail businesses and the number of our company-owned retail stores in operation for each business as of January 29, 2011 and January 30, 2010.

	January 29, 2011	January 30, 2010
Victoria’s Secret Stores U.S.	1,028	1,040
Bath & Body Works U.S.	1,606	1,627
La Senza	252	258
Henri Bendel	11	11
Bath & Body Works Canada	59	31
Victoria’s Secret Canada	12	4

Total	2,968	2,971

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	Acquired/ Divested Businesses		End of Year
2010	2,971	44	(47)	0		2,968
2009	3,014	59	(102)	0		2,971
2008	2,926	145	(57)	0		3,014
2007	3,766	129	(100)	(869	)(a)	2,926
2006	3,590	52	(169)	293	(b)	3,766

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
(b)	Represents stores acquired in the La Senza acquisition on January 12, 2007.

In addition to our company-owned stores, our products are sold at hundreds of franchise and other locations throughout the world.

Our Strengths

We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors, and will drive future growth:

Industry Leading Brands

We believe that our two flagship brands, Victoria’s Secret and Bath & Body Works, are highly recognized and others, including Victoria’s Secret Pink and La Senza, exhibit brand recognition which provides us with a competitive advantage. These brands are aspirational at accessible price points and have a loyal customer base. These brands allow us to target markets across the economic spectrum, across demographics and across the world.

•

At Victoria’s Secret, we market products to the late-teen and college-age woman with Victoria’s Secret Pink and then transition her into glamorous and sexy product lines, such as Angels, Very Sexy and Body by Victoria. While bras and panties are the core of what we do, these brands also give our customers choices in clothing, accessories, fragrances, personal care, swimwear and athletic attire.

•	Bath & Body Works caters to our customers’ entire well-being, providing shower gels and lotions, aromatherapy, antibacterial soaps, home fragrance and personal care accessories.

•	In Canada, La Senza is a leader in women’s intimate apparel.

In-Store Experience and Store Operations

We view the customer’s in-store experience as an important vehicle for communicating the image of each brand. We utilize visual presentation of merchandise, in-store marketing, music and our sales associates to reinforce the image represented by the brands.

Our in-store marketing is designed to convey the principal elements and personality of each brand. The store design, furniture, fixtures and music are all carefully planned and coordinated to create a unique shopping experience. Every brand displays merchandise uniformly to ensure a consistent store experience, regardless of location. Store managers receive detailed plans designating fixture and merchandise placement to ensure coordinated execution of the company-wide merchandising strategy.

Our sales associates and managers are a central element in creating the atmosphere of the stores by providing a high level of customer service.

Product Development, Sourcing and Logistics

We believe a large part of our success comes from frequent and innovative product launches, which include bra launches at Victoria’s Secret and La Senza and new fragrance launches at Bath & Body Works. Our merchant, design and sourcing teams have a long history of bringing innovative products to our customers. Additionally, we believe that our sourcing function (Mast Global) has a long and deep presence in the key sourcing markets including those in Asia, which helps us partner with the best manufacturers and get high quality products to our customers quickly.

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

Additional Information

Merchandise Suppliers

During 2010, we purchased merchandise from over 1,000 suppliers located throughout the world. No supplier provided 10% or more of our merchandise purchases.

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

Seasonal Business

Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2010, 2009 and 2008 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.

Regulation

We and our products are subject to regulation by various federal, state, local and foreign regulatory authorities. We are subject to a variety of customs regulations and international trade arrangements.

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

Segment Information

We have two reportable segments: Victoria’s Secret and Bath & Body Works. The Victoria’s Secret reportable segment consists of the Victoria’s Secret and La Senza operating segments which are aggregated in accordance with the authoritative guidance included in Accounting Standards Codification Topic 280, Segment Reporting.

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

Competition

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

Associate Relations

As of January 29, 2011, we employed approximately 96,500 associates, 79,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

Executive Officers of Registrant

Set forth below is certain information regarding our executive officers.

Leslie H. Wexner, 73, has been our Chairman of the Board of Directors for more than thirty years and our Chief Executive Officer since our founding in 1963.

Martyn R. Redgrave, 58, has been our Executive Vice President and Chief Administrative Officer since March 2005.

Stuart B. Burgdoerfer, 47, has been our Executive Vice President and Chief Financial Officer since April 2007.

Sharen J. Turney, 54, has been our Chief Executive Officer and President of Victoria’s Secret since July 2006.

Diane L. Neal, 54, has been our Chief Executive Officer and President of Bath & Body Works since June 2007.

Jane L. Ramsey, 53, has been our Executive Vice President, Human Resources, since April 2006.

All of the above officers serve at the discretion of our Board of Directors and are members of our Executive Committee.

Available Information

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

We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

•

general economic conditions, consumer confidence, consumer spending patterns and market disruptions including severe weather conditions, natural disasters, health hazards, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;

•	the seasonality of our business;

•	the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand into international markets and related risks;

•	our independent licensees and franchisees;

•	our direct channel business;

•	our failure to protect our reputation and our brand images;

•	our failure to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry generally and the segments in which we operate particularly;

•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our reliance on foreign sources of production, including risks related to:

•	political instability;

•	duties, taxes, other charges on imports;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and related pricing impacts;

•	the disruption of imports by labor disputes; and

•	changing expectations regarding product safety due to new legislation;

•	stock price volatility;

•	our failure to maintain our credit rating;

•	our ability to service our debt;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified employees and manage labor costs;

•	the inability of our manufacturers to deliver products in a timely manner and meet quality standards;

•	fluctuations in product input costs;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	claims arising from our self-insurance;

•	our ability to implement and maintain information technology systems;

•	our failure to comply with regulatory requirements;

•	tax matters; and

•	legal and compliance matters.

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

The following discussion of risk factors contains “forward-looking statements.” These risk factors may be important to understanding any statement in this Form 10-K, other filings or in any other discussions of our business. The following information should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and Item 8. Financial Statements and Supplementary Data.

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

Our net sales, profit results and cash flow are sensitive to, and may be adversely affected by, general economic conditions, consumer confidence, spending patterns and market disruptions.

Our net sales, profit, cash flows and future growth may be adversely affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. In addition, market disruptions due to severe weather conditions, natural disasters, health hazards or other major events or the prospect of these events could also impact consumer spending and confidence levels. In particular, our operating results are generally impacted by factors in the U.S. and Canadian economies. Purchases of women’s intimate and other apparel, beauty and personal care products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis.

We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income typically realized during the fourth quarter holiday season. Any decrease in sales or margins during this period could have a material adverse effect on our results of operations, financial condition and cash flows.

Seasonal fluctuations also affect our inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling inventory, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space.

Most of our stores are located in retail shopping areas including malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by economic downturns in a particular area, competition from other retail and non-retail attractions and other retail areas where we do not have stores.

Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs.

These risks could have a material adverse effect on our results of operations, financial condition and cash flows.

Our ability to grow depends in part on new store openings and existing store remodels and expansions.

Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel, particularly at the store management level, and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.

Our plans for international expansion include risks that could adversely impact our results and reputation.

We intend to further expand into international markets through license and franchise agreements and/or company-owned stores. The risks associated with our expansion into international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Further, entry into this market may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation.

We also have risks related to identifying suitable partners as licensees, franchisees or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store openings and sales. We cannot ensure the profitability or success of our expansion into international markets.

In addition, our results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates. More specifically, an increase in the value of the U.S. dollar relative to other currencies could have an adverse effect on our earnings and our financial condition.

These risks could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

Our licensees and franchisees could take actions that could harm our business or brand images.

We have global representation through independently owned stores operated by licensees and franchisees (“partners”). Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited and the quality and success of their operations may be diminished by any number of factors beyond our control. Our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Our brand image and reputation may suffer materially and our sales could decline if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.

Our direct channel business includes risks that could have an adverse effect on our results.

Our direct operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the (a) diversion of sales from our stores, which may impact comparable store sales figures, (b) difficulty in recreating the in-store experience through our direct channels, (c) domestic or international resellers purchasing merchandise and reselling it overseas outside our control, (d) the failure of the systems that operate the websites and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, and (e) risks related to our direct-to-consumer distribution center. Any of these events could have a material adverse effect on our results of operations, financial condition and cash flows.

Our failure to protect our reputation could have a material adverse effect on our brand images.

Our ability to maintain our reputation is critical to our brand images. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, to maintain an effective system of internal controls or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.

Our failure to adequately protect our trade names, trademarks and patents could have a negative impact on our brand images and limit our ability to penetrate new markets.

We believe that our trade names, trademarks and patents are an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third-party copies our products in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

Our inability to compete favorably in our highly competitive segment of the retail industry could negatively impact our results.

The sale of women’s intimate and other apparel, personal care products and accessories is highly competitive. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers or retailers that sell similar lines of merchandise and who target customers through direct response channels. Brand image, marketing, design, price, service, quality, image presentation and fulfillment are all competitive factors in both the store-based and direct response channels.

Some of our competitors may have greater financial, marketing and other resources available. In many cases, our competitors sell their products in stores that are located in the same shopping malls as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls.

Increased competition could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.

Our inability to remain current with fashion trends and launch new product lines successfully could negatively impact the image and relevance of our brands.

Our success depends in part on management’s ability to effectively anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, saleable product offerings in advance of the actual time of sale to the customer. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales will be lower, potentially resulting in significant amounts of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions or price markdowns. These risks could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

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

We also face a variety of other risks generally associated with doing business in foreign markets and importing merchandise from abroad, such as:

•	political instability;

•	imposition of duties, taxes and other charges on imports;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

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

Our future performance will depend upon these and the other factors listed above which are beyond our control and could have a material adverse effect on our results of operations, financial condition and cash flows.

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

The credit ratings agencies periodically review our capital structure and the quality and stability of our earnings. Any negative ratings actions could constrain the capital available to our company or our industry and could limit our access to funding for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs will likely increase, which could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, changes to our credit rating would affect our interest costs.

We may be unable to service our debt.

Some of our debt agreements contain covenants which require maintenance of certain financial ratios and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in those agreements. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt.

We may be unable to retain key personnel.

We believe we have benefited substantially from the leadership and experience of our senior executives, including Leslie H. Wexner (Chairman of the Board of Directors and Chief Executive Officer). The loss of the services of any of these individuals could have a material adverse effect on our business and prospects. Competition for key personnel in the retail industry is intense and our future success will also depend on our ability to recruit, train and retain other qualified key personnel.

We may be unable to attract, develop and retain qualified employees and manage labor costs.

We believe our competitive advantage is providing a positive, engaging and satisfying experience for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store personnel and talented merchants. The turnover rate in the retail industry is generally high and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals or changes in labor and healthcare laws could require us to incur higher labor costs. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in employee turnover rates or significant increases in labor costs could have a material adverse effect on our results of operations, financial condition and cash flows.

Our manufacturers may not be able to manufacture and deliver products in a timely manner and meet quality standards.

We purchase products through contract manufacturers and importers and directly from third-party manufacturers. Factors outside our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns. In addition, quality problems could result in a product liability judgment or a widespread product recall that may negatively impact our sales and profitability for a period of time depending on product availability, competition reaction and consumer attitudes. Even if the product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertions could adversely impact our reputation with existing and potential customers and our brand image. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.

Our results may be adversely affected by fluctuations in product input costs.

Product input costs, including manufacturing labor and raw materials, fluctuate. These fluctuations may result in an increase in our production costs. We may not be able to, or may elect not to, pass these increases on to our customers which may adversely impact our profit margins. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.

Our results may be adversely affected by fluctuations in energy costs.

Energy costs have fluctuated dramatically in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase products from our manufacturers. A continual rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our results of operations, financial condition and cash flows.

We may be adversely impacted by increases in costs of mailing, paper and printing.

Postal rate increases and paper and printing costs will affect the cost of our order fulfillment and catalogue and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. Future paper and postal rate increases could adversely impact our earnings if we are unable to pass such increases directly onto our customers or if we are unable to implement more efficient printing, mailing, delivery and order fulfillment systems. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.

We self-insure certain risks and may be adversely impacted by unfavorable claims experience.

We are self-insured for various types of insurable risks including associate medical benefits, workers’ compensation, property, general liability and automobile up to certain stop-loss limits. Claims are difficult to predict and may be volatile. Any adverse claims experience could have a material adverse effect on our results of operations, financial condition and cash flows.

We significantly rely on our ability to implement and sustain information technology systems.

Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our information technology systems, as well as those of our service providers, are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Additionally, these types of problems could result in a breach of confidential customer information which could result in damage to our reputation and/or litigation. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process orders and deliver products to the stores in a timely manner or expose confidential customer information could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those imposed by the Sarbanes-Oxley Act of 2002, the SEC and the New York Stock Exchange (the “NYSE”). Failure to comply with such laws and regulations could have an adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.

We may be adversely impacted by changes in taxation requirements.

We are subject to income tax in local, national and international jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. Fluctuations in tax rates and duties and changes in tax legislation or regulation could have a material adverse effect on our results of operations, financial condition and cash flows.

We may be adversely impacted by certain compliance or legal matters.

We are subject to complex compliance and litigation risks. Actions filed against our Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities and other claims, including purported class action lawsuits. Difficulty can exist in complying with sometimes conflicting regulations in local, national or foreign jurisdictions as well as new or changing regulations that affect how we operate. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and shareholders that could have a material adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 29, 2011:

Location	Use	Approximate Square Footage
Columbus, Ohio	Corporate, distribution and shipping	6,388,000
Montreal, Quebec, Canada	Office, distribution and shipping	486,000
New York, New York	Office, sourcing and product development/design	479,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	80,000
Rio Rancho, New Mexico	Call center	75,000
Paramus, New Jersey	Research and development and office	31,000
Various foreign locations	Office and sourcing	115,000

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

As of January 29, 2011, we operate 2,645 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years. The leases expire at various dates between 2011 and 2027.

Typically, when space is leased for a retail store in a mall or shopping center, we supply all improvements, including interior walls, floors, ceilings, fixtures and decorations. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide an allowance to fund all or a portion of the cost of improvements, serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We usually pay certain operating costs such as common area maintenance, utilities, insurance and taxes. For additional information, see Note 16 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

International

Canada

We own and lease office, distribution and shipping facilities in the Montreal, Quebec area. Additional leased office facilities are located in Toronto, Ontario.

Our distribution and shipping facilities consist of two buildings located in the Montreal, Quebec area. These buildings, including attached office space, comprise approximately 386,000 square feet. Additionally, we lease additional office facilities in the Montreal area comprised of approximately 100,000 square feet.

As of January 29, 2011, we operate 323 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years. The leases expire on various dates between 2011 and 2023.

Other International

As of January 29, 2011, we also have global representation through the following:

•	463 independently owned La Senza stores operated under licensing arrangements in 45 countries;

•	6 independently owned Bath & Body Works stores operated by a franchisee in 2 Middle Eastern countries;

•	18 independently owned Victoria’s Secret travel and tourism stores as well as various duty free locations;

We also operate sourcing-related office facilities in various foreign locations.

ITEM 3. LEGAL PROCEEDINGS.

We are a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against our Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities and other claims, including purported class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our financial position or results of operations.

On November 6, 2009, a class action (International Brotherhood of Electrical Workers Local 697 Pension Fund v. Limited Brands, Inc. et al.) was filed against our Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Limited Brands common stock between August 22, 2007 and February 28, 2008. On April 5, 2010, the Court appointed a lead plaintiff and lead and liaison counsel. On June 25, 2010, the lead plaintiff filed an amended complaint. On August 24, 2010, we filed a motion to dismiss. We believe the complaint is without merit and that we have substantial factual and legal defenses to the claims at issue. We intend to vigorously defend against this action. We cannot reasonably estimate the possible loss or range of loss that may result from this lawsuit.

ITEM 4. RESERVED.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock (“LTD”) is traded on the New York Stock Exchange. As of January 29, 2011, there were approximately 50,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 150,000.

The following table provides our quarterly market prices and cash dividends per share for 2010 and 2009:

	Market Price		Cash Dividend per Share
	High	Low
2010
Fourth quarter	$35.48	$28.05	$3.15	(a)
Third quarter	29.95	23.57	0.15
Second quarter	28.19	21.78	0.15
First quarter	28.78	19.12	1.15	(b)

2009
Fourth quarter	$20.90	$16.28	$0.15
Third quarter	19.99	12.56	0.15
Second quarter	13.73	10.28	0.15
First quarter	11.70	5.98	0.15

(a)	In November 2010, our Board of Directors declared a special dividend of $3 per share which was distributed on December 21, 2010 to shareholders of record at the close of business on December 7, 2010.
(b)	In March 2010, our Board of Directors declared a special dividend of $1 per share which was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010.

In January 2011, our Board of Directors declared an increase in our first quarter 2011 common stock dividend from $0.15 to $0.20 per share. The dividend was paid on March 11, 2011 to shareholders of record at the close of business on February 25, 2011 and included the $0.05 per share increase.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index. The plotted points represent the closing price on the last day of the fiscal year indicated.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a) (b)

AMONG LIMITED BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX

(a)	This table represents $100 invested in stock or in index at the closing price on January 28, 2006 including reinvestment of dividends.
(b)	The January 29, 2011 cumulative total return includes the $1.00 and $3.00 special dividends in March 2010 and December 2010, respectively.

The following table provides our repurchases of our common stock during the fourth quarter of 2010:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs(c)
	(in thousands)		(in thousands)
November 2010	343	$33.07	287	$190,451
December 2010	1,481	31.59	1,440	144,906
January 2011	204	30.25	180	139,430

Total	2,028	31.71	1,907

(a)	The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007(a)
	(in millions)
Summary of Operations
Net Sales	$9,613	$8,632	$9,043	$10,134	$10,671
Gross Profit	3,631	3,028	3,006	3,509	4,013
Operating Income (b)	1,284	868	589	1,110	1,176
Net Income Attributable to Limited Brands, Inc. (c)	805	448	220	718	676

	(as a percentage of net sales)
Gross Profit	37.8%	35.1%	33.2%	34.6%	37.6%
Operating Income	13.4%	10.1%	6.5%	11.0%	11.0%
Net Income Attributable to Limited Brands, Inc.	8.4%	5.2%	2.4%	6.9%	6.3%

Per Share Results
Net Income Attributable to Limited Brands, Inc. per Basic Share	$2.49	$1.39	$0.66	$1.91	$1.71
Net Income Attributable to Limited Brands, Inc. per Diluted Share	$2.42	$1.37	$0.65	$1.89	$1.68

Dividends per Share	$4.60	$0.60	$0.60	$0.60	$0.60
Weighted Average Diluted Shares Outstanding (in millions)	333	327	337	380	403

Other Financial Information	(in millions)
Cash and Cash Equivalents	$1,130	$1,804	$1,173	$1,018	$500
Total Assets	6,451	7,173	6,972	7,437	7,093
Working Capital	1,088	1,928	1,612	1,545	1,062
Net Cash Provided by Operating Activities	1,284	1,174	954	765	600
Capital Expenditures	274	202	479	749	548
Long-term Debt	2,507	2,723	2,897	2,905	1,665
Other Long-term Liabilities	761	731	732	709	520
Shareholders’ Equity	1,476	2,183	1,874	2,219	2,955

Return on Average Shareholders’ Equity	44%	22%	11%	28%	25%
Comparable Store Sales Increase (Decrease) (d)	9%	(4%)	(9%)	(2%)	7%
Return on Average Assets	12%	6%	3%	10%	10%
Debt-to-equity Ratio	170%	125%	155%	131%	56%
Current Ratio	1.7	2.5	2.3	2.1	1.6

Stores and Associates at End of Year
Number of Stores (e)	2,968	2,971	3,014	2,926	3,766
Selling Square Feet (in thousands) (e)	10,974	10,934	10,898	10,310	15,719
Number of Associates	96,500	92,100	90,900	97,500	125,500

(a)	Fifty-three week fiscal year.

(b)	Operating income includes the effect of the following items:

(i)	In 2009, a $9 million pre-tax gain, $14 million net of related tax benefits, associated with the reversal of an accrued contractual liability as a result of the divestiture of a joint venture.
(ii)	In 2008, a $215 million impairment charge related to goodwill and other intangible assets for our La Senza business, a $128 million gain related to the divestiture of a personal care joint venture, $23 million of expense related to restructuring activities and a $19 million impairment charge related to a joint venture.
(iii)	In 2007, a $302 million gain related to the divestiture of Express, a $72 million loss related to the divestiture of Limited Stores, $48 million related to initial recognition of income for unredeemed gift cards at Victoria’s Secret, $53 million of expense related to various restructuring activities and $37 million of gains related to asset sales.
(iv)	In 2006, $26 million in incremental share-based compensation expense related to the effect of adopting the authoritative guidance included in ASC Topic 718.

For additional information on 2009 and 2008 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(c)	In addition to the items previously discussed in (b), net income includes the effect of the following items:

(i)	In 2010, a $52 million gain related to the initial public offering of Express including the sale of a portion of our shares, a $49 million pre-tax gain related to a $57 million cash distribution from Express, a $45 million pre-tax gain related to the sale of Express stock, a $25 million pre-tax loss associated with the early retirement of portions of our 2012 and 2014 notes, a $20 million pre-tax gain associated with the sale of our remaining 25% ownership interest in Limited Stores and a $7 million pre-tax gain related to a dividend payment from Express.
(ii)	In 2009, $23 million of favorable income tax benefits in the fourth quarter primarily related to the reorganization of certain foreign subsidiaries and $9 million of favorable income tax benefits in the third quarter primarily due to the resolution of certain tax matters.
(iii)	In 2008, $15 million of favorable tax benefits in the fourth quarter primarily related to certain discrete foreign and state income tax items and a $13 million pre-tax gain related to a cash distribution from Express.
(iv)	In 2007, a $100 million pre-tax gain related to a cash distribution from Easton Town Center, LLC, a $17 million pre-tax gain related to an interest rate hedge and $67 million of favorable tax benefits primarily relating to: 1) the reversal of state net operating loss carryforward valuation allowances and other favorable tax benefits associated with the Apparel divestitures; 2) a decline in the Canadian federal tax rate; 3) audit settlements and 4) other items.

For additional information on 2010, 2009 and 2008 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

The effect of the items described in (b) and (c) above to earnings per share was $0.36 in 2010, $0.14 in 2009, $(0.40) in 2008, $0.68 in 2007 and $(0.05) in 2006.

(d)	A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(e)	Number of stores and selling square feet excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

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

Executive Overview

Strategy

Our strategy supports and drives our mission to build a family of the world’s best fashion retail brands offering captivating customer experiences that drive long-term loyalty.

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

The following is a discussion of certain of these key strategic imperatives:

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

The core of Bath & Body Works is its Signature Collection, antibacterial and home fragrance product lines, which together make up the majority of sales and profits for the business. Beginning in 2009, we successfully restaged both the Signature Collection and our antibacterial lines with more compelling fragrances, improved formulas and updated packaging. Additionally, www.BathandBodyWorks.com, which launched in 2006, continues to exhibit year-over-year growth.

We have a multi-year goal to substantially increase operating margins for our brands through increased sales productivity, merchandise margin expansion and expense control. With regard to merchandise margin expansion, we actively manage our inventory to minimize the level of promotional activity and we have and will continue to work with our merchandise vendors on innovation, quality, speed and cost. Additionally, we have made a concerted effort to manage home office headcount and overhead expenses. Finally, we have and will continue to optimize our marketing expense by concentrating our expenditures on efficient and return-generating programs. In 2010, we made significant progress towards successfully achieving this multi-year goal.

Extend our core brands into new channels and geographies

We began our international expansion with the acquisition of La Senza at the beginning of 2007. Since 2008, we have opened 59 Bath & Body Works stores, 8 Victoria’s Secret Pink stores and 4 Victoria’s Secret flagship stores in Canada. Based on the success we have experienced in Canada, we plan to open an additional 9 to 10 Bath & Body Works stores, 8 to 9 Victoria’s Secret stores and 1 to 2 Victoria’s Secret Pink stores in Canada in 2011.

We continue to expand our presence outside of North America. In 2010, we accomplished the following:

•

Victoria Secret Travel and Tourism Stores—Our partners opened 11 additional Victoria’s Secret travel and tourism stores bringing the total to 18. These stores are principally located in airports and tourist destinations. These stores are focused on Victoria’s Secret branded beauty and accessory products and are operated by partners under a franchise or wholesale model. Our partners plan to open an additional 40 to 50 Victoria’s Secret travel and tourism stores in 2011.

•	Bath & Body Works Franchise Stores—Our partner opened 6 Bath & Body Works stores in the Middle East in 2010. Our partner plans to open approximately 20 additional stores in 2011.

•	Victoria’s Secret Flagship Store—We announced plans to open a Victoria’s Secret flagship store on the corner of New Bond Street and Brook Street in London in 2012.

•	La Senza Franchise Stores—Our partners opened 24 additional La Senza stores and plan to open approximately 50 new La Senza stores globally in 2011.

We continue to analyze and explore how to further expand our brands outside of North America.

Incubate and grow new brands in current channels

Our most successful brands have either been conceived or incubated within Limited Brands, including Victoria’s Secret and Bath & Body Works. We are constantly experimenting with new ideas and our current efforts include standalone Victoria’s Secret Pink stores and Henri Bendel stores focused on accessories. In 2011, we plan to open 7 additional Henri Bendel stores.

Build enabling infrastructure and capabilities

Over the past five years, we have opened a new Direct to Consumer distribution center, launched new merchandise planning systems, new supply chain management systems, new financial and other support systems and a new point-of-sale system in our stores. We are using these capabilities to be able to more productively react to current market conditions, improve inventory accuracy, turnover and in-stock levels and deliver more targeted assortments at the store level. In 2011, we plan to implement new finance and other support systems in our direct channel at Victoria’s Secret, continue to roll out new point-of-sale systems to our stores, build new cross-channel functionality at Victoria’s Secret and invest in new international support systems.

2010 Overview

We had record performance in 2010 despite a retail environment that continues to be uncertain. Our net sales increased $981 million to $9.613 billion driven by a comparable store sales increase of 9%. Our operating income increased $416 million to $1.284 billion and our operating income rate improved significantly from 10.1% to 13.4%. In 2009, our operating income benefited from a $9 million gain associated with the reversal of an accrued contractual liability as a result of the divestiture of a joint venture.

Our operating income increase was primarily driven by the strength of our assortments and store selling efforts, which coupled with disciplined inventory management, enabled us to reduce our promotional activity. Additionally, disciplined expense management also contributed.

For additional information related to our 2010 financial performance, see “Results of Operations – 2010 Compared to 2009.”

During 2010, we continued to focus on conservative management and retail fundamentals including:

•	Inventory levels—We ended 2010 down slightly to 2009 and down 13% as compared to 2008 and our inventory per selling square foot ended 2010 down 2% and 11% compared to 2009 and 2008, respectively.

•	Capital expenditures—We increased our capital expenditures to $274 million in 2010 from $202 million in 2009.

•	Cash and liquidity—We generated cash flow from operations of $1.284 billion in 2010 and ended 2010 with $1.130 billion in cash.

We also accomplished the following in terms of the execution of our business strategy in 2010:

•	Significantly improved gross profit and operating income driven by the increase in net sales, improvement in our merchandise margin rate and expense growth at a lower rate than net sales growth;

•

Returned over $1.5 billion to our shareholders through special dividends, share repurchases and our ongoing regular dividends. In January 2011, our Board of Directors approved an increase in our first quarter 2011 common stock dividend from $0.15 to $0.20 per share;

•	Continued expansion of company-owned Bath & Body Works and Victoria’s Secret stores into Canada;

•	Launched Bath & Body Works stores in the Middle East with a franchise partner;

•	Continued expansion of Victoria’s Secret travel and tourism stores throughout the world;

•	Began implementation of a new point-of-sale system in our stores and installed new support systems for our direct channel businesses; and

•	Repositioned the La Senza brand and relocated portions of the La Senza home office to Columbus, Ohio.

2011 Outlook

The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance in terms of the financial management of our business. We will continue to manage our business carefully and we will focus on the execution of the retail fundamentals.

At the same time, we are aggressively focusing on bringing compelling merchandise assortments, marketing and store experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this uncertain environment. We believe that our brands, which lead their categories and offer high emotional content at accessible prices, are well positioned heading into 2011.

Store Data

The following table compares 2010 store data to the comparable periods for 2009 and 2008:

				% Change
	2010	2009	2008	2010	2009
Sales per Average Selling Square Foot
Victoria’s Secret Stores (a) (c)	$663	$581	$620	14%	(6%)
Bath & Body Works (a) (c)	620	587	594	6%	(1%)
La Senza (b) (c) (d)	397	420	456	(5%)	(8%)

Sales per Average Store (in thousands)
Victoria’s Secret Stores (a) (c)	$3,886	$3,356	$3,480	16%	(4%)
Bath & Body Works (a) (c)	1,468	1,393	1,410	5%	(1%)
La Senza (b) (c) (d)	1,333	1,335	1,350	0%	(1%)

Average Store Size (selling square feet)
Victoria’s Secret Stores (a) (c)	5,892	5,830	5,727	1%	2%
Bath & Body Works (a) (c)	2,369	2,370	2,378	0%	0%
La Senza (c) (d)	3,343	3,366	3,026	(1%)	11%

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a) (c)	6,057	6,063	5,973	0%	2%
Bath & Body Works (a) (c)	3,805	3,856	3,895	(1%)	(1%)
La Senza (c) (d)	843	869	974	(3%)	(11%)

(a)	Metric relates to company-owned stores in the U.S.
(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.
(c)	Metric excludes independently owned stores operated by licensees and franchisees.
(d)	In 2009, we closed 53 La Senza Girl stores.

The following table compares 2010 store data to the comparable periods for 2009 and 2008:

Number of Stores (a)	2010	2009	2008
Victoria’s Secret U.S.
Beginning of Period	1,040	1,043	1,020
Opened	6	13	41
Closed	(18)	(16)	(18)

End of Period	1,028	1,040	1,043

Bath & Body Works U.S.
Beginning of Period	1,627	1,638	1,592
Opened	2	9	80
Closed	(23)	(20)	(34)

End of Period	1,606	1,627	1,638

La Senza
Beginning of Period	258	322	312
Opened	0	2	15
Closed (b)	(6)	(66)	(5)

End of Period	252	258	322

Bath & Body Works Canada
Beginning of Period	31	6	0
Opened	28	25	6
Closed	0	0	0

End of Period	59	31	6

Victoria’s Secret Canada
Beginning of Period	4	0	0
Opened	8	4	0
Closed	0	0	0

End of Period	12	4	0

Henri Bendel
Beginning of Period	11	5	2
Opened	0	6	3
Closed	0	0	0

End of Period	11	11	5

Total
Beginning of Period	2,971	3,014	2,926
Opened	44	59	145
Closed	(47)	(102)	(57)

End of Period	2,968	2,971	3,014

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.
(b)	In 2009, we closed 53 La Senza Girl stores.

Results of Operations—2010 Compared to 2009

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2010 in comparison to 2009:

			Operating Income Rate
	2010	2009	2010	2009
	(in millions)
Victoria’s Secret	$877	$579	14.8%	10.9%
Bath & Body Works	464	358	18.4%	15.0%
Other (a) (b)	(57)	(69)	(4.8%)	(7.3%)

Total	$1,284	$868	13.4%	10.1%

(a)	Includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.
(b)	2009 includes a $9 million gain associated with the reversal of an accrued contractual liability. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

For 2010, operating income increased $416 million to $1.284 billion and the operating income rate increased to 13.4% from 10.1%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for 2010 in comparison to 2009:

	2010	2009	% Change
	(in millions)
Victoria’s Secret Stores	$4,018	$3,496	15%
La Senza (a)	398	423	(6%)
Victoria’s Secret Direct	1,502	1,388	8%

Total Victoria’s Secret	5,918	5,307	12%
Bath & Body Works	2,515	2,383	6%
Other (b)	1,180	942	25%

Total Net Sales	$9,613	$8,632	11%

(a)	La Senza includes a $32 million increase in net sales from 2009 to 2010 related to currency fluctuations.
(b)	Other includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.

The following tables provide a reconciliation of net sales for 2009 to 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2009 Net Sales	$5,307	$2,383	$942	$8,632
Comparable Store Sales	451	105	(6)	550
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	14	(6)	106	114
Foreign Currency Translation	32	0	9	41
Direct Channels	114	33	0	147
Mast Global Third-party Sales and Other	0	0	129	129

2010 Net Sales	$5,918	$2,515	$1,180	$9,613

The following table compares 2010 comparable store sales to 2009:

	2010	2009
Victoria’s Secret Stores	14%	(6%)
La Senza	(1%)	(8%)

Total Victoria’s Secret	13%	(6%)
Bath & Body Works	5%	(1%)

Total Comparable Store Sales (a)	9%	(4%)

(a)	Includes Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For 2010, our net sales increased $981 million to $9.613 billion and comparable store sales increased 9%. The increase in our net sales was primarily a result of:

Victoria’s Secret

For 2010, net sales increased $611 million to $5.918 billion and comparable store sales increased 13%. The net sales result was primarily driven by:

•

At Victoria’s Secret Stores, net sales increased across most categories including Pink, core lingerie and beauty driven by a compelling merchandise assortment that incorporated newness, innovation and fashion; and

•	At Victoria’s Secret Direct, net sales increased 8% with increases across most categories, including intimates and swimwear driven by a compelling merchandise assortment.

Partially offset by:

•

At La Senza, net sales decreased due to the closure of the La Senza Girl freestanding stores, a decline in the international business as well as decreases in sleepwear and beauty. These decreases were partially offset by increases in core bras and panties as well as favorable currency fluctuations.

The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.

Bath & Body Works

For 2010, net sales increased $132 million to $2.515 billion and comparable store sales increased 5%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection (including the re-launch of the men’s line), home fragrance and antibacterial categories which all incorporated newness and innovation. The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.

Other

For 2010, net sales increased $238 million to $1.180 billion related to new Bath & Body Works stores in Canada, the introduction of Victoria’s Secret stores in Canada, revenue from our international wholesale and franchise business and an increase in third-party sales at Mast Global. In addition, Mast Global recognized 100% of merchandise sourcing sales to Express and Limited Stores in the third and fourth quarters of 2010. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Gross Profit

For 2010, our gross profit increased $603 million to $3.631 billion and our gross profit rate (expressed as a percentage of net sales) increased to 37.8% from 35.1% primarily as a result of:

Victoria’s Secret

For 2010, gross profit increased at Victoria’s Secret Stores and Victoria’s Secret Direct driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity.

The increase in the gross profit rate was driven primarily by an increase in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate decreased due to leverage associated with higher net sales.

Bath & Body Works

For 2010, gross profit increased primarily driven by higher merchandise margin dollars due to an increase in net sales and a decrease in cost of goods sold due to cost reductions.

The increase in the gross profit rate was driven by increases in the merchandise margin rate due to the factors cited above.

Other

For 2010, gross profit increased primarily driven by higher merchandise margin dollars primarily related to the expansion of our Canadian Bath & Body Works and Victoria’s Secret stores. The gross profit rate decreased due to an increase in lower margin Mast Global third-party sales, including the impact of recognizing 100% of Mast Global’s sales to Express and Limited Stores in the third and fourth quarters of 2010. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

General, Administrative and Store Operating Expenses

For 2010, our general, administrative and store operating expenses increased $175 million to $2.341 billion primarily driven by:

•	an increase in store selling expenses, which includes costs related to new stores in Canada;

•	higher payroll including incentive compensation costs;

•	higher stock compensation costs due to a lower forfeiture rate as a result of lower associate turnover; and

•	an increase in marketing expenses.

The general, administrative and store operating expense rate decreased to 24.3% from 25.1% due to leverage associated with higher net sales.

Impairment of Goodwill and Other Intangible Assets

In the fourth quarter of 2010, we recognized charges totaling $6 million related to the impairment of a sub-brand trade name at Victoria’s Secret. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2010 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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

Net Gain on Joint Ventures

In July 2009, we recognized a pre-tax gain of $9 million ($14 million net of related tax benefits) associated with the reversal of an accrued contractual liability as a result of the divestiture of a joint venture. The pre-tax gain is included in Net Gain on Joint Ventures on the 2009 Consolidated Statement of Income.

Other Income and Expenses

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for 2010 and 2009:

	2010	2009
Average daily borrowings (in millions)	$2,602	$2,982
Average borrowing rate (in percentages)	7.0%	6.7%

For 2010, our interest expense decreased $29 million to $208 million. The decrease was primarily driven by a decrease in average borrowings, partially offset by the increase in average borrowing rates. For 2010, our interest expense included $10 million of expense associated with terminating our remaining participating interest rate swap arrangements. For 2009, our interest expense included $10 million in fees which were expensed associated with the amendment of our Revolving Facility and Term Loan and $8 million of expense associated with terminating certain participating interest rate swap arrangements.

Other Income

For 2010, our other income increased $156 million to $173 million primarily due to:

•	a $52 million gain related to the initial public offering of Express including the sale of a portion of our shares;

•	a $49 million gain related to a $57 million cash distribution from Express;

•	a $45 million gain related to the sale of Express stock;

•	a $20 million gain related to the divestiture of our remaining 25% ownership in Limited Stores;

•	a $7 million gain related to a dividend payment from Express; and

•	higher income from our equity investments in Express and Limited Stores.

Partially offset by:

•	a $25 million loss on extinguishment of a portion of our 2012 and 2014 Notes.

Provision for Income Taxes

For 2010, our effective tax rate increased to 35.6% from 31.1%. The 2010 rate was lower than our combined estimated federal and state statutory rate of 38.5% primarily due to the divestiture of our remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of our ownership in Limited Stores. The 2009 rate was lower than our combined estimated federal and state statutory rate primarily due to the reversal of deferred tax liabilities on unremitted foreign earnings due to international restructuring and the resolution of certain tax matters in 2009.

Results of Operations—Fourth Quarter of 2010 Compared to Fourth Quarter of 2009

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2010 in comparison to the fourth quarter of 2009:

	Fourth Quarter		Operating Income Rate
	2010	2009	2010	2009
	(in millions)
Victoria’s Secret	$395	$312	19.6%	17.3%
Bath & Body Works	330	294	30.5%	29.2%
Other (a)	(11)	(20)	(3.2%)	(7.8%)

Total	$714	$586	20.6%	19.1%

(a)	Includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.

For the fourth quarter of 2010, operating income increased $128 million to $714 million and the operating income rate increased to 20.6% from 19.1%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the fourth quarter of 2010 in comparison to the fourth quarter of 2009:

	2010	2009	% Change
Fourth Quarter	(in millions)
Victoria’s Secret Stores	$1,393	$1,201	16%
La Senza (a)	121	134	(10%)
Victoria’s Secret Direct	503	463	9%

Total Victoria’s Secret	2,017	1,798	12%
Bath & Body Works	1,081	1,008	7%
Other (b)	358	257	39%

Total Net Sales	$3,456	$3,063	13%

(a)	La Senza includes a $5 million increase in net sales from 2009 to 2010 related to currency fluctuations.
(b)	Includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for the fourth quarter of 2009 to the fourth quarter of 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
Fourth Quarter	(in millions)
2009 Net Sales	$1,798	$1,008	$257	$3,063
Comparable Store Sales	169	53	(2)	220
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	4	3	44	51
Foreign Currency Translation	5	0	4	9
Direct Channels	41	17	0	58
Mast Global Third-party Sales and Other	0	0	55	55

2010 Net Sales	$2,017	$1,081	$358	$3,456

The following table compares fourth quarter of 2010 comparable store sales to fourth quarter of 2009:

Fourth Quarter	2010	2009
Victoria’s Secret Stores	15%	0%
La Senza	(5%)	(4%)

Total Victoria’s Secret	13%	0%
Bath & Body Works	6%	2%

Total Comparable Store Sales (a)	10%	1%

(a)	Includes Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For the fourth quarter of 2010, our net sales increased $393 million to $3.456 billion and comparable store sales increased 10%. The increase in our net sales was primarily as a result of:

Victoria’s Secret

For the fourth quarter of 2010, net sales increased $219 million to $2.017 billion and comparable store sales increased 13%. The increase in net sales was primarily driven by:

•

At Victoria’s Secret Stores, net sales increased across most categories, including Pink, core lingerie and beauty driven by a compelling merchandise assortment that incorporated newness, innovation and fashion; and

•

At Victoria’s Secret Direct, net sales increased 9% with increases across most categories, including intimates and swimwear, driven by a compelling merchandise assortment. This was partially offset by a decrease in apparel.

Partially offset by:

•

At La Senza, net sales decreased due to declines in the sleepwear and beauty categories and the closure of the La Senza Girl freestanding stores. These decreases were partially offset by increases in core bras and panties as well as favorable currency fluctuations.

The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.

Bath & Body Works

For the fourth quarter of 2010, net sales increased $73 million to $1.081 billion and comparable store sales increased 6%. From a merchandise category perspective, net sales were driven by the Signature Collection (including the re-launch of the men’s line), home fragrance and antibacterial categories which all incorporated newness and innovation.

The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.

Other

For the fourth quarter of 2010, net sales increased $101 million to $358 million primarily related to new Bath & Body Works stores in Canada, the introduction of Victoria’s Secret stores in Canada, revenue from our international wholesale and franchise business and an increase in third-party sales in Mast Global. In addition, Mast Global recognized 100% of merchandise sourcing sales to Express and Limited Stores in the fall season of 2010. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Gross Profit

For the fourth quarter of 2010, our gross profit increased $196 million to $1.445 billion and our gross profit rate (expressed as a percentage of net sales) increased to 41.8% from 40.8% primarily as a result of:

Victoria’s Secret

For the fourth quarter of 2010, gross profit increased primarily driven by:

•

At Victoria’s Secret Stores, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity. The increase in merchandise margin dollars was slightly offset by an increase in buying and occupancy expenses primarily related to increased occupancy costs driven by higher net sales; and

•	At Victoria’s Secret Direct, gross profit increased driven by higher merchandise margin dollars as a result of an increase in net sales and a decrease in promotional activity.

The increase in the gross profit rate was driven primarily by the decrease in the buying and occupancy expense rate due to leverage associated with higher net sales as well as an increase in the merchandise margin rate due the factors cited above.

Bath & Body Works

For the fourth quarter of 2010, gross profit increased primarily driven by higher merchandise margin dollars as a result of an increase in net sales and a decrease in cost of goods sold due to cost reductions. Buying and occupancy expenses increased driven by higher occupancy and direct fulfillment costs, primarily due to the increase in net sales.

The increase in the gross profit rate was driven by an increase in the merchandise margin rate, partially offset by an increase in the buying and occupancy expense rate due to the factors cited above.

Other

For the fourth quarter of 2010, gross profit increased primarily driven by the expansion of our Canadian Bath & Body Works and Victoria’s Secret stores. The gross profit rate decreased due to an increase in lower margin Mast

Global third-party sales, including the impact of recognizing 100% of Mast Global’s sales to Express and Limited Stores in the fourth quarter. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

General, Administrative and Store Operating Expenses

For the fourth quarter of 2010, our general, administrative and store operating expenses increased $65 million to $725 million primarily driven by:

•	an increase in store selling expenses, which includes costs related to new stores in Canada;

•	higher stock compensation costs due to a lower forfeiture rate as a result of lower associate turnover; and

•	an increase in marketing expenses.

The general, administrative and store operating expense rate decreased to 21.0% from 21.5% due to leverage associated with higher net sales.

Impairment of Goodwill and Other Intangible Assets

In the fourth quarter of 2010, we recognized charges totaling $6 million related to the impairment of a sub-brand trade name at Victoria’s Secret. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2010 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2010 and 2009:

Fourth Quarter	2010	2009
Average daily borrowings (in millions)	$2,560	$2,857
Average borrowing rate (in percentages)	7.1%	6.8%

For the fourth quarter of 2010, our interest expense decreased $13 million to $48 million. The decrease was primarily driven by $8 million of expense in 2009 associated with terminating a portion of our participating interest rate swap arrangements as well as a decrease in average borrowings, partially offset by an increase in average borrowing rates.

Other Income

For the fourth quarter of 2010, our other income increased $42 million to $53 million. The increase was primarily driven by a $45 million gain related to the sale of Express common stock and a $7 million gain related to a dividend payment from Express. The increase in other income was partially offset by ceasing recognition of equity method income from Express beginning in the third quarter of 2010 as a result of the change in accounting from the equity method to the cost method. We also ceased recognizing equity method income from Limited Stores beginning in the second quarter of 2010 in conjunction with the divestiture of our remaining ownership interest.

Provision for Income Taxes

For the fourth quarter of 2010, our effective tax rate increased to 37.0% from 33.6%. The 2010 rate was lower than our combined estimated federal and state statutory rate of 38.5% primarily due to the resolution of certain tax matters. The 2009 rate was lower than our combined estimated federal and state statutory rate primarily due to the reversal of deferred tax liabilities on unremitted foreign earnings due to international restructuring in 2009.

Results of Operations—2009 Compared to 2008

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2009 in comparison to 2008:

			Operating Income Rate
	2009	2008	2009	2008
	(in millions)
Victoria’s Secret (a)	$579	$405	10.9%	7.2%
Bath & Body Works	358	215	15.0%	9.1%
Other (b) (c) (d) (e)	(69)	(31)	(7.3%)	(2.9%)

Total	$868	$589	10.1%	6.5%

(a)	2008 includes a $215 million impairment charge related to goodwill and other intangible assets for the La Senza business. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	Includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.
(c)	2009 includes a $9 million gain associated with the reversal of an accrued contractual liability. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(d)	2008 includes a $109 million net gain on joint ventures. For additional information, see Note 4 and Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(e)	2008 includes $23 million of expense related to restructuring activities. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

For 2009, operating income increased $279 million to $868 million and the operating income rate increased to 10.1% from 6.5%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for 2009 in comparison to 2008:

	2009	2008	% Change
	(in millions)
Victoria’s Secret Stores	$3,496	$3,590	(3%)
La Senza (a)	423	491	(14%)
Victoria’s Secret Direct	1,388	1,523	(9%)

Total Victoria’s Secret	5,307	5,604	(5%)
Bath & Body Works	2,383	2,374	0%
Other (b)	942	1,065	(12%)

Total Net Sales	$8,632	$9,043	(5%)

(a)	La Senza includes an $11 million decrease in net sales from 2008 to 2009 related to currency fluctuations.
(b)	Other includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.

The following tables provide a reconciliation of net sales for 2008 to 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2008 Net Sales	$5,604	$2,374	$1,065	$9,043
Comparable Store Sales	(217)	(13)	(4)	(234)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	66	10	53	129
Foreign Currency Translation	(11)	0	6	(5)
Direct Channels	(135)	12	0	(123)
Mast Global Third-party Sales and Other	0	0	(178)	(178)

2009 Net Sales	$5,307	$2,383	$942	$8,632

The following table compares 2009 comparable store sales to 2008:

	2009	2008
Victoria’s Secret Stores	(6%)	(9%)
La Senza	(8%)	(3%)

Total Victoria’s Secret	(6%)	(8%)
Bath & Body Works	(1%)	(9%)

Total Comparable Store Sales (a)	(4%)	(9%)

(a)	Includes Bath & Body Works Canada and Henri Bendel.

For 2009, our net sales decreased $411 million to $8.632 billion and comparable store sales decreased 4%. The decrease in our net sales was primarily as a result of:

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

Other

For 2009, net sales decreased $123 million to $942 million related to a decline in third-party sales at Mast Global partially offset by net sales primarily related to the introduction of Bath & Body Works and Victoria’s Secret Pink into Canada.

Gross Profit

For 2009, our gross profit increased $22 million to $3.028 billion and our gross profit rate (expressed as a percentage of net sales) increased to 35.1% from 33.2% primarily as a result of:

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

Other

For 2009, gross profit increased primarily driven by the introduction of Bath & Body Works and Victoria’s Secret Pink into Canada and the gross profit rate increased as a result of a decline in lower margin Mast Global third-party sales.

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

For 2009, our interest expense increased $56 million to $237 million. The increase was primarily driven by $10 million of expense associated with the February 2009 amendments to our Revolving Facility and Term Loan, $8 million of expense associated with terminating certain participating interest rate swap arrangements, increases in the average borrowings and average borrowing rates and an increase in fees related to our Revolving Facility.

Interest Income

For 2009, our interest income decreased $16 million to $2 million. The decrease was driven by lower yields given the lower interest rate environment and our more conservative investment portfolio partially offset by the impact of higher average invested cash balances.

Other Income

For 2009, our other income decreased $6 million to $17 million primarily due to a $71 million cash distribution from Express in 2008 which resulted in a pre-tax gain of $13 million, partially offset by higher income from our equity investment in both Express and Limited Stores in 2009. We divested 75% of our equity interests in Express and Limited Stores in July 2007 and August 2007, respectively, and retained the remaining 25% interests as equity method investments.

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

Results of Operations—Fourth Quarter of 2009 Compared to Fourth Quarter of 2008

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2009 in comparison to the fourth quarter of 2008:

	Fourth Quarter		Operating Income Rate
	2009	2008	2009	2008
	(in millions)
Victoria’s Secret (a)	$312	$(2)	17.3%	(0.1%)
Bath & Body Works	294	209	29.2%	21.0%
Other (b) (c)	(20)	(54)	(7.8%)	(24.2%)

Total	$586	$153	19.1%	5.1%

(a)	2008 includes a $215 million impairment charge related to goodwill and other intangible assets for the La Senza business. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	Includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.
(c)	2008 includes $23 million of expense related to restructuring activities. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

For the fourth quarter of 2009, operating income increased $433 million to $586 million and the operating income rate increased to 19.1% from 5.1%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the fourth quarter of 2009 in comparison to the fourth quarter of 2008:

	2009	2008	% Change
Fourth Quarter	(in millions)
Victoria’s Secret Stores	$1,201	$1,185	1%
La Senza (a)	134	133	1%
Victoria’s Secret Direct	463	449	3%

Total Victoria’s Secret	1,798	1,767	2%
Bath & Body Works	1,008	998	1%
Other (b)	257	226	14%

Total Net Sales	$3,063	$2,991	2%

(a)	La Senza includes a $19 million increase in net sales from 2008 to 2009 related to currency fluctuations.
(b)	Includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for the fourth quarter of 2008 to the fourth quarter of 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
Fourth Quarter	(in millions)
2008 Net Sales	$1,767	$998	$226	$2,991
Comparable Store Sales	(3)	17	(1)	13
Sales Associated With New, Closed and Non-comparable Remodeled Stores, Net	2	(11)	28	19
Foreign Currency Translation	19	0	5	24
Direct Channels	13	4	0	17
Mast Global Third-party Sales and Other	0	0	(1)	(1)

2009 Net Sales	$1,798	$1,008	$257	$3,063

The following table compares fourth quarter of 2009 comparable store sales to fourth quarter of 2008:

Fourth Quarter	2009	2008
Victoria’s Secret Stores	0%	(10%)
La Senza	(4%)	(10%)

Total Victoria’s Secret	0%	(10%)
Bath & Body Works	2%	(11%)

Total Comparable Store Sales (a)	1%	(10%)

(a)	Includes Bath & Body Works Canada and Henri Bendel.

For the fourth quarter of 2009, our net sales increased $72 million to $3.063 billion and comparable store sales increased 1%. The increase in our net sales was primarily as a result of:

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

Gross Profit

For the fourth quarter of 2009, our gross profit increased $225 million to $1.249 billion and our gross profit rate (expressed as a percentage of net sales) increased to 40.8% from 34.3% primarily as a result of:

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

Other

For the fourth quarter of 2009, gross profit increased primarily driven by the introduction of Bath & Body Works and Victoria’s Secret Pink into Canada and the gross profit rate increased as a result of the impact of our international business relative to the lower margin Mast Global third-party sales.

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

For the fourth quarter of 2009, our interest expense increased $16 million to $61 million. The increase was primarily driven by $8 million of expense associated with terminating a portion of our participating interest rate swap arrangements as well as increases in average borrowing rates and fees related to our Revolving Facility.

Other Income

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

The following table provides our outstanding debt as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Senior Secured Debt
Term Loan due August 2012	$0	$200
5.30% Mortgage due August 2010	0	2

Total Senior Secured Debt	$0	$202
Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	$486	$485
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	0

Total Senior Unsecured Debt with Subsidiary Guarantee	$886	$485
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”) (a)	$699	$699
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”) (b)	215	499
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”) (c)	58	191

Total Senior Unsecured Debt	$1,621	$2,038
Total	$2,507	$2,725
Current Portion of Long-term Debt	0	(2)

Total Long-term Debt, Net of Current Portion	$2,507	$2,723

(a)	The January 29, 2011 balance includes a fair value interest rate hedge adjustment of less than $1 million.
(b)	The principal balance outstanding was $213 million as of January 29, 2011 and $500 million as of January 30, 2010. The January 29, 2011 balance includes a fair value interest rate hedge adjustment of $2 million.
(c)	The principal balance outstanding was $57 million as of January 29, 2011 and $191 million as of January 30, 2010. The January 29, 2011 balance includes a fair value interest rate hedge adjustment of $1 million.

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

Credit Facility and Term Loan

2009

On February 19, 2009, we amended our $1 billion unsecured revolving credit facility expiring in August 2012 (the “Revolving Facility”), amended the Term Loan and canceled our $300 million, 364-day unsecured revolving credit facility. We incurred fees related to the amendment of the Revolving Facility and the Term Loan of $19 million. The fees associated with the Revolving Facility amendment of $11 million were capitalized. The remaining cost is being amortized through the maturity date of the Revolving Facility and is included within Other Assets on the Consolidated Balance Sheets. The fees associated with the Term Loan amendment of $8 million were expensed in addition to unamortized fees related to the original agreement of $2 million. These charges are included within Interest Expense on the 2009 Consolidated Statement of Income.

We prepaid $550 million of the Term Loan throughout 2009.

2010

In March 2010, we prepaid the remaining $200 million of the Term Loan with cash on hand and also entered into an amendment and restatement (the “Amendment”) of our Revolving Facility. The Amendment established two classes of loans under the Revolving Facility: Class A loans to be made by lenders who consent to the Amendment and Class B loans to be made by non-consenting lenders. The Amendment extended the termination date of the Revolving Facility from August 3, 2012 to August 1, 2014 on Class A loans. The Amendment also reduced the aggregate amount of the commitments of the lenders under the Revolving Facility from $1 billion to $927 million. The loan commitments were $800 million and $127 million for Class A and Class B, respectively.

In July 2010, we terminated the $127 million of commitments for Class B loans related to the Revolving Facility.

Additionally, the Amendment modified the covenants limiting investments and restricted payments to provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists. Our ratio of consolidated debt to consolidated EBITDA was less than 3.0 to 1.0 and we were in compliance with all of our other covenant requirements as of January 29, 2011.

We incurred fees related to the amendment of the Revolving Facility of $13 million which were capitalized and are being amortized through the maturity date of the Revolving Facility.

The Revolving Facility has several interest rate options, which are based in part on our long-term credit ratings. Fees payable under the Revolving Facility are based on our long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 3.50% on any outstanding borrowings or letters of credit. As of January 29, 2011, there were no borrowings outstanding under the Revolving Facility.

Letters of Credit

The Revolving Facility supports our letter of credit program. We have $45 million of outstanding letters of credit as of January 29, 2011 that reduce our remaining availability under our amended credit agreements.

Participating Interest Rate Swap Arrangements

In January 2008, we entered into participating interest rate swap arrangements designated as cash flow hedges to mitigate exposure to interest rate fluctuations related to the Term Loan. In March 2010, we terminated the remaining portion of the participating interest rate swap arrangement totaling $200 million in conjunction with the remaining $200 million Term Loan prepayment. For additional information, see Note 13 included in Item 8. Financial Statements and Supplementary Data.

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

In January 2011, we entered into a series of interest rate swap arrangements to effectively convert an additional $150 million of our outstanding 2017 Notes from a fixed interest rate to a variable interest rate.

For additional information, see Note 13 included in Item 8. Financial Statements and Supplementary Data.

Working Capital and Capitalization

We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of January 29, 2011, January 30, 2010 and January 31, 2009:

	January 29, 2011	January 30, 2010	January 31, 2009
	(in millions)
Cash Provided by Operating Activities	$1,284	$1,174	$954
Capital Expenditures	274	202	479
Working Capital	1,088	1,928	1,612
Capitalization:
Long-term Debt	2,507	2,723	2,897
Shareholders’ Equity	1,476	2,183	1,874

Total Capitalization	3,983	4,906	4,771
Additional Amounts Under Credit Agreements (a)	800	1,000	1,300
Remaining Amounts Available Under Credit Agreements (a)	755	935	1,300

(a)	As part of the February 19, 2009 amendment to the Revolving Facility, letters of credit issued subsequent to the amendment reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $45 million and $65 million as of January 29, 2011 and January 30, 2010, respectively.

The following table provides certain measures of liquidity and capital resources as of January 29, 2011, January 30, 2010 and January 31, 2009:

	January 29, 2011	January 30, 2010	January 31, 2009
Debt-to-equity Ratio (a)	170%	125%	155%
Debt-to-capitalization Ratio (b)	63%	55%	61%
Cash Flow to Capital Investment (c)	468%	581%	199%

(a)	Long-term debt divided by shareholders’ equity
(b)	Long-term debt divided by total capitalization
(c)	Net cash provided by operating activities divided by capital expenditures

Credit Ratings

The following table provides our credit ratings as of January 29, 2011:

	Moody’s(a)	S&P	Fitch
Corporate	Ba2	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba3	BB+	BB
Outlook	Positive	Stable	Stable

(a)	In March 2011, Moody’s upgraded our corporate rating from Ba2 to Ba1. In addition, Moody’s changed their rating outlook from positive to stable.

Our borrowing costs under our Revolving Facility are linked to our credit ratings, and if we receive an additional downgrade to our corporate credit ratings by S&P or Moody’s, the borrowing costs could increase. The guarantees of our obligations under the Revolving Facility by certain of our subsidiaries (such subsidiaries, the “Guarantors”) and the security interests granted in our and the Guarantors’ collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Revolving Facility on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

Common Stock Share Repurchases

In March 2010, our Board of Directors approved a new repurchase program of $200 million and cancelled our previous $250 million share repurchase program, which had $31 million remaining. In 2010, we repurchased 6 million shares of common stock for $147 million under the program.

In November 2010, our Board of Directors authorized a new share repurchase program of $200 million which included $53 million remaining under the March 2010 $200 million share repurchase program. In 2010, we repurchased 2 million shares of common stock for $60 million under the program. Subsequent to January 29, 2011, we repurchased an additional 2 million shares of common stock for $76 million under the program.

Dividend Policy and Procedures

During 2010, we paid a common stock dividend of $0.15 per share in cash each quarter.

In March 2010, our Board of Directors declared a special dividend of $1 per share. The special dividend, which totaled $325 million, was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010.

In November 2010, our Board of Directors declared a special dividend of $3 per share. The special dividend, which totaled $966 million, was distributed on December 21, 2010 to shareholders of record at the close of business on December 7, 2010.

In January 2011, our Board of Directors declared a first quarter 2011 common stock dividend of $0.20 per share payable on March 11, 2011 to shareholders of record at the close of business on February 25, 2011. This is a $0.05 increase from our previous quarterly dividends.

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

Cash Flow

The following table provides a summary of our cash flow activity for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	2010	2009	2008
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,804	$1,173	$1,018

Net Cash Flows Provided by Operating Activities	1,284	1,174	954
Net Cash Flows Used For Investing Activities	(106)	(162)	(240)
Net Cash Flows Used For Financing Activities	(1,857)	(387)	(562)
Effect of Exchange Rate Changes on Cash	5	6	3

Net Increase (Decrease) in Cash and Cash Equivalents	(674)	631	155

Cash and Cash Equivalents, End of Year	$1,130	$1,804	$1,173

Operating Activities

Net cash provided by operating activities in 2010 was $1.284 billion. Net income of $805 million included $394 million of depreciation and amortization. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant working capital change was a $112 million increase in operating cash flow associated with an increase in accounts payable and accrued expenses and other.

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

Investing Activities

Net cash used for investing activities in 2010 was $106 million consisting primarily of $274 million of capital expenditures partially offset by $73 million of proceeds from the sale of Express common stock, $49 million of return of capital from Express and $32 million of proceeds from the divestiture of Limited Stores. The capital expenditures included $168 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

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

We anticipate spending approximately $400 million for capital expenditures in 2011 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 35 new stores in Canada and the U.S.

Financing Activities

Net cash used for financing activities in 2010 was $1.857 billion consisting primarily of quarterly and special dividends payments aggregating $4.60 per share, or $1.488 billion, cash payments of $442 million to repurchase portions of our 2012 and 2014 Notes, cash payments of $207 million related to the repurchase of 8 million shares of common stock during the year at a weighted-average price of $27.21 under our 2010 share repurchase programs, prepayment of the remaining $200 million of our Term Loan in March 2010 and proceeds from the exercise of stock options of $88 million. These were partially offset by the net proceeds of $390 million from the issuance of $400 million of 2020 Notes.

Net cash used for financing activities in 2009 was $387 million consisting primarily of the prepayment of $550 million of our Term Loan, quarterly dividend payments of $0.15 per share, or $193 million, cash payments of $106 million to repurchase 2012 Notes and $19 million of costs related to the amendment of our Revolving Facility and Term Loan in February 2009. These were partially offset by the net proceeds of $473 million from the issuance of $500 million of 2019 Notes.

Net cash used for financing activities in 2008 was $562 million consisting primarily of (a) cash payments of $379 million related to the repurchase of 28 million shares of common stock during the year at a weighted-average price of $13.36 under our November 2007 and October 2008 share repurchase programs and (b) quarterly dividend payments of $0.15 per share, or $201 million. These uses of cash were partially offset by proceeds from the exercise of stock options of $31 million.

Contingent Liabilities and Contractual Obligations

The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 29, 2011:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$4,665	$181	$415	$556	$3,513	$0
Operating Leases Obligations (b)	3,073	475	829	697	1,072	0
Purchase Obligations (c)	1,597	1,276	182	84	55	0
Other Liabilities (d)	405	58	19	9	0	319

Total	$9,740	$1,990	$1,445	$1,346	$4,640	$319

(a)	Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through January 29, 2011. For additional information, see Note 12 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(b)	Operating lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 16 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
(c)	Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.
(d)	Other liabilities primarily includes future payments relating to our nonqualified supplemental retirement plan of $193 million and have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the company or otherwise requests an in-service distribution. In addition, Other Liabilities also includes future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $43 million because it is reasonably possible that the payments could change in the next twelve months due to audit settlements or resolution of uncertainties. The remaining portion totaling $126 million is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For additional information, see Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $97 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

The following table details the guaranteed lease payments during the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2011	$28
2012	22
2013	20
2014	15
2015	7
Thereafter	5

Total	$97

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. generally accepted accounting principles (“GAAP”) in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $65 million as of January 29, 2011 and $84 million as of January 30, 2010. The estimated fair value of these guarantee obligations was $6 million as of January 29, 2011 and $9 million as of January 30, 2010, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets. The decrease in the fair value from January 30, 2010 to January 29, 2011 reflects the decrease in the remaining obligation period.

Our guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of January 29, 2011 and January 30, 2010.

These guarantees are not included within the Contingent Liabilities and Contractual Obligations table.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).

Recently Issued Accounting Pronouncements

Fair Value Measurements

In January 2010, the FASB issued Accounting Standards Update 2010-06, which amends ASC Topic 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. The clarification of existing disclosure guidance includes further disaggregation of fair value measurement disclosures for each class of assets and liabilities and providing disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. This guidance is effective for interim and annual reporting periods beginning in 2010, except for the new disclosures regarding the activity in Level 3 measurements, which will be effective in 2011. We adopted this guidance for 2010, except for the new disclosure regarding the activity in Level 3 measurements, which we will adopt beginning in 2011.

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

We record valuation adjustments to our inventories if the cost of inventory on hand exceeds the amount we expect to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience. If actual demand or market conditions are different than those projected by management, future period merchandise margin rates may be unfavorably or favorably affected by adjustments to these estimates.

We also record inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results and operating trends.

Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $3 million for 2010. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for 2010.

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

We estimate the fair value of property and equipment, goodwill and intangible assets in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. If future economic conditions are different than those projected by management, future impairment charges may be required.

La Senza Goodwill and Other Intangible Assets

In conjunction with the January 2007 acquisition of La Senza, we recorded $313 million in goodwill and $170 million in trade name and other intangible assets. As of January 29, 2011, the carrying value of goodwill and trade names for La Senza is $133 million and $165 million, respectively. These assets are included in the La Senza reporting unit which is part of the Victoria’s Secret segment.

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

2010

No impairment charges were recorded related to La Senza goodwill and intangible assets during 2010.

Impairment Testing—Goodwill

We evaluated La Senza’s goodwill by comparing the carrying value of the La Senza reporting unit to the estimated fair value of the reporting unit determined through either estimated discounted future cash flows or market-based methodologies. We corroborated the estimated fair value of the La Senza reporting unit as determined by our discounted cash flow approach by referencing a market-based methodology.

2008

Based on our 2008 evaluation, the carrying value of the La Senza reporting unit exceeded the estimated fair value. As a result, we measured the goodwill impairment by comparing the carrying value of the reporting unit’s goodwill to the implied value of the goodwill based on the estimated fair value of the reporting unit, considering the estimated fair value of all assets and liabilities. As a result of this analysis, we recognized a goodwill impairment charge of $189 million.

2009

Our 2009 evaluation indicated that the estimated fair value of the La Senza reporting unit was in excess of the carrying value. As a result, we were not required to calculate the implied value of goodwill and no impairment was recognized.

2010

Our 2010 evaluation indicated that the estimated fair value of the La Senza reporting unit was in excess of the carrying value. As a result, we were not required to calculate the implied value of goodwill and no impairment was recognized.

Impairment Testing—Trade names

We evaluated the La Senza trade name assets by comparing the carrying value to the estimated fair value determined using a relief from royalty and other discounted cash flow methodologies.

2008

Based on our 2008 evaluation, the carrying value of certain La Senza trade name assets exceeded their estimated fair value and, as a result, we recognized trade name impairment charges of $26 million.

2009

In the fourth quarter of 2009, we made the decision to exit the La Senza Girl business and recorded an impairment charge of $3 million related to the La Senza Girl trade name and other minor sub-brands. Our 2009 evaluation of the overall La Senza trade name indicated that the estimated fair value was in excess of the carrying value. As a result, no impairment was recognized with regards to this asset.

2010

Based on our 2010 evaluation, the estimated fair value of the La Senza trade name exceeded the carrying value. Reasonable changes in the significant estimates and assumptions used to determine the estimated fair value would not have resulted in a trade name impairment.

Significant Estimates and Assumptions

Our determination of the estimated fair value of the La Senza reporting unit and trade name assets requires significant judgments about economic factors, industry factors, our views regarding the future prospects of the La Senza reporting unit as well as numerous estimates and assumptions that are highly subjective. The estimates and assumptions critical to the overall fair value estimates include: (i) estimated future cash flow generated by La Senza; (ii) discount rates used to derive the present value factors used in determining the fair values; (iii) the terminal value assumption used in the discounted cash flow methodologies; and (iv) the royalty rate assumption used in the relief from royalty valuation methodology. These and other estimates and assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. If La Senza’s future cash flows are different than those projected by management, additional future impairment charges may be required.

Sensitivity Analysis

The following provides sensitivities to our 2010 significant estimates and assumptions as noted above:

•	a 10% decrease in estimated future cash flows would not result in goodwill or trade name impairment charges.

•	a 1% increase in the discount rate would not result in goodwill or trade name impairment charges.

•	a 10% decrease in the terminal value assumption would not result in goodwill or trade name impairment charges.

Other Impairment

In the fourth quarter of 2010, we concluded that a sub-brand trade name would no longer be utilized within the Victoria’s Secret business. We compared the estimated fair value of the trade name using a relief from royalty methodology to the carrying value and concluded that the trade name was fully impaired. As a result, we recognized an impairment charge of $6 million. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2010 Consolidated Statement of Income.

Claims and Contingencies

We are subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in the Consolidated Financial Statements is based on management’s view of the expected outcome of the applicable claim or contingency. We consult with legal counsel on matters related to litigation and seek input from both internal and external experts within and outside our organization with respect to matters in the ordinary course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is reasonably estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable), or if an estimate is not reasonably determinable, disclosure of a material claim or contingency is disclosed in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

We follow the authoritative guidance included in ASC Topic 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. Our policy is to include interest and penalties related to uncertain tax positions in income tax expense.

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

Revenue Recognition

Retail

While our recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy for our organization. We recognize revenue upon customer receipt of the merchandise. For direct channel revenues, we estimate shipments that have not been received by the customer based on shipping terms and historical delivery times. We also provide a reserve for projected merchandise returns based on prior experience.

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

Other

We recognize revenue associated with merchandise sourcing and production services provided to third parties. Revenue is recognized at the time the title passes to the customer.

Additionally, we recognize revenues associated with franchise and wholesale arrangements. Revenue recognized under franchise arrangements generally consists of royalties earned upon sale of merchandise by franchisees to third-party customers. Revenue is generally recognized under wholesale arrangements at the time the title passes to the customer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates. We use derivative financial instruments like the cross-currency swaps and interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.

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

All of our long-term debt as of January 29, 2011 has fixed interest rates. In June 2010, we entered into a series of interest rate swap arrangements related to all of our outstanding 2012 Notes, all of our outstanding 2014 Notes and $175 million of our outstanding 2017 Notes. In August 2010, we terminated $21 million of these interest rate swap arrangements in conjunction with the repurchase of $20 million and $1 million of 2014 Notes and 2012 Notes, respectively. In January 2011, we entered into a series of interest rate swap arrangements related to an additional $150 million of our outstanding 2017 Notes. The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in the three-month London Interbank Offered Rate (“LIBOR”).

For the balance of our long-term debt that is not subject to the interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments

As of January 29, 2011, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Long-term Debt:
Carrying Value	$2,507	$2,725
Fair Value, Estimated (a) (b)	2,638	2,690
Cross-currency Swap Arrangements (c) (d)	57	34
Participating Interest Rate Swap Arrangement (c) (e)	0	10
Fixed-to-Floating Interest Rate Swap Arrangements (c) (f)	(3)	0

(a)	The estimated fair value of our publicly traded debt is based on quoted market prices. The estimated fair value of our Term Loan is equal to its carrying value. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	The decrease in the estimated fair value of our long-term debt reflects the prepayment of the Term Loan partially offset by an increase in the estimated fair value of our remaining long-term debt.
(c)	Swap arrangements are in an (asset) liability position.
(d)	The change in fair value of the cross-currency swap arrangements from January 30, 2010 to January 29, 2011 is primarily due to the fluctuations in the U.S. dollar-Canadian dollar exchange rate.
(e)	The change in fair value of the participating interest rate swap arrangement from January 30, 2010 to January 29, 2011 is due to the termination and settlement of portions of the participating interest rate swap arrangements in conjunction with prepayment of our Term Loan in 2010.
(f)	Represents multiple interest rate swap arrangements entered into during 2010 related to various outstanding notes to effectively convert the fixed interest rate on the related debt to a variable interest rate based on three-month London Interbank Offered Rate plus a fixed interest rate.

Concentration of Credit Risk

We maintain cash and cash equivalents with various major financial institutions. Currently, our investment portfolio is comprised of U.S. and Canadian government obligations, U.S. Treasury and AAA-rated money market funds, bank time deposits, and highly-rated commercial paper.

We monitor the relative credit standing of financial institutions and other entities with whom we transact and limit the amount of credit exposure with any one entity. We also monitor the creditworthiness of entities to which we grant credit terms in the normal course of business and counterparties to derivative instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

LIMITED BRANDS, INC.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2010, 2009 and 2008 represent the 52 week period ending January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).

Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 29, 2011.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 29, 2011.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Shareholders of

Limited Brands, Inc.:

We have audited Limited Brands, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limited Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Limited Brands, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related Consolidated Statements of Income, Total Equity, and Cash Flows for each of the three years in the period ended January 29, 2011 of Limited Brands, Inc. and subsidiaries, and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 18, 2011

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

To the Board of Directors and Shareholders of

Limited Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of January 29, 2011 and January 30, 2010, and the related Consolidated Statements of Income, Total Equity, and Cash Flows for each of the three years in the period ended January 29, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limited Brands, Inc. and subsidiaries at January 29, 2011 and January 30, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 29, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limited Brands, Inc. and subsidiaries’ internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio

March 18, 2011

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

	2010	2009	2008
Net Sales	$9,613	$8,632	$9,043
Costs of Goods Sold, Buying and Occupancy	(5,982)	(5,604)	(6,037)

Gross Profit	3,631	3,028	3,006
General, Administrative and Store Operating Expenses	(2,341)	(2,166)	(2,311)
Impairment of Goodwill and Other Intangible Assets	(6)	(3)	(215)
Net Gain on Joint Ventures	0	9	109

Operating Income	1,284	868	589
Interest Expense	(208)	(237)	(181)
Interest Income	2	2	18
Other Income	173	17	23

Income Before Income Taxes	1,251	650	449
Provision for Income Taxes	446	202	233

Net Income	805	448	216
Less: Net Loss Attributable to Noncontrolling Interest	0	0	(4)

Net Income Attributable to Limited Brands, Inc.	$805	$448	$220

Net Income Attributable to Limited Brands, Inc. Per Basic Share	$2.49	$1.39	$0.66

Net Income Attributable to Limited Brands, Inc. Per Diluted Share	$2.42	$1.37	$0.65

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	January 29, 2011	January 30, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,130	$1,804
Accounts Receivable, Net	232	219
Inventories	1,032	1,037
Deferred Income Taxes	35	30
Other	163	160

Total Current Assets	2,592	3,250
Property and Equipment, Net	1,610	1,723
Goodwill	1,451	1,442
Trade Names and Other Intangible Assets, Net	592	594
Other Assets	206	164

Total Assets	$6,451	$7,173

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$545	$488
Accrued Expenses and Other	765	693
Income Taxes	194	141

Total Current Liabilities	1,504	1,322
Deferred Income Taxes	202	213
Long-term Debt	2,507	2,723
Other Long-term Liabilities	761	731
Shareholders’ Equity:
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	0	0
Common Stock—$0.50 par value; 1,000 shares authorized; 329 and 323 shares issued; 321 and 323 shares outstanding, respectively	164	161
Paid-in Capital	164	0
Accumulated Other Comprehensive Income (Loss)	1	(15)
Retained Earnings	1,354	2,037
Less: Treasury Stock, at Average Cost; 8 and 0 shares, respectively	(207)	0

Total Limited Brands, Inc. Shareholders’ Equity	1,476	2,183

Noncontrolling Interest	1	1

Total Equity	1,477	2,184

Total Liabilities and Equity	$6,451	$7,173

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF TOTAL EQUITY

(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Average Cost
	Shares Outstanding	Par Value					Noncontrolling Interest	Total Equity
Balance, February 2, 2008	346	$262	$1,550	$31	$4,758	$(4,382)	$55	$2,274

Capital Contributions from Noncontrolling Interest and Other	0	0	0	0	0	0	4	4
Divestiture of Personal Care Business	0	0	0	0	0	0	(54)	(54)
Comprehensive Income (Loss):
Net Income (Loss)	0	0	0	0	220	0	(4)	216
Foreign Currency Translation	0	0	0	(34)	0	0	0	(34)
Unrealized Gain on Cash Flow Hedges	0	0	0	65	0	0	0	65
Reclassification of Cash Flow Hedges to Earnings	0	0	0	(90)	0	0	0	(90)

Total Comprehensive Income (Loss)	0	0	0	(59)	220	0	(4)	157
Cash Dividends ($0.60 per share)	0	0	0	0	(201)	0	0	(201)
Repurchase of Common Stock	(28)	0	0	0	0	(371)	0	(371)
Exercise of Stock Options and Other	3	0	(6)	0	0	72	0	66

Balance, January 31, 2009	321	$262	$1,544	$(28)	$4,777	$(4,681)	$1	$1,875

Comprehensive Income (Loss):
Net Income	0	0	0	0	448	0	0	448
Foreign Currency Translation	0	0	0	(2)	0	0	0	(2)
Unrealized Loss on Cash Flow Hedges	0	0	0	(56)	0	0	0	(56)
Reclassification of Cash Flow Hedges to Earnings	0	0	0	71	0	0	0	71

Total Comprehensive Income (Loss)	0	0	0	13	448	0	0	461
Cash Dividends ($0.60 per share)	0	0	0	0	(193)	0	0	(193)
Treasury Share Retirement	0	(101)	(1,545)	0	(2,995)	4,641	0	0
Exercise of Stock Options and Other	2	0	1	0	0	40	0	41

Balance, January 30, 2010	323	$161	$0	$(15)	$2,037	$0	$1	$2,184

Comprehensive Income (Loss):
Net Income	0	0	0	0	805	0	0	805
Foreign Currency Translation	0	0	0	(1)	0	0	0	(1)
Unrealized Loss on Cash Flow Hedges	0	0	0	(24)	0	0	0	(24)
Reclassification of Cash Flow Hedges to Earnings	0	0	0	41	0	0	0	41

Total Comprehensive Income (Loss)	0	0	0	16	805	0	0	821
Cash Dividends ($4.60 per share)	0	0	0	0	(1,488)	0	0	(1,488)
Repurchase of Common Stock	(8)	0	0	0	0	(207)	0	(207)
Exercise of Stock Options and Other	6	3	164	0	0	0	0	167

Balance, January 29, 2011	321	$164	$164	$1	$1,354	$(207)	$1	$1,477

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	2010	2009	2008
Operating Activities
Net Income	$805	$448	$216
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	394	393	377
Amortization of Landlord Allowances	(35)	(36)	(34)
Goodwill and Intangible Asset Impairment Charges	6	3	215
Deferred Income Taxes	(24)	49	46
Share-based Compensation Expense	64	40	35
Excess Tax Benefits From Share-based Compensation	(19)	0	(2)
Net Gain on Joint Ventures	0	(9)	(109)
Gain on Distribution from Express	(49)	0	(13)
Gain on Express Initial Public Offering	(52)	0	0
Gain on Sale of Express Common Stock	(45)	0	0
Gain on Divestiture of Limited Stores	(20)	0	0
(Gain) Loss on Extinguishment of Debt	25	(2)	0
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisitions:
Accounts Receivable	(11)	22	103
Inventories	9	156	45
Accounts Payable, Accrued Expenses and Other	112	17	(39)
Income Taxes Payable	73	44	(39)
Other Assets and Liabilities	51	49	153

Net Cash Provided by Operating Activities	1,284	1,174	954

Investing Activities
Capital Expenditures	(274)	(202)	(479)
Net Proceeds from the Divestiture of Joint Venture	0	9	159
Return of Capital from Express	49	0	95
Return of Capital from Limited Stores	7	0	0
Proceeds from Divestiture of Limited Stores	32	0	0
Proceeds from Sales of Express Common Stock	73	0	0
Proceeds from Sale of Assets	0	32	0
Other Investing Activities	7	(1)	(15)

Net Cash Used for Investing Activities	(106)	(162)	(240)

Financing Activities
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	390	473	0
Payments of Long-term Debt	(645)	(656)	(15)
Repurchase of Common Stock	(207)	0	(379)
Dividends Paid	(1,488)	(193)	(201)
Financing Costs	(14)	(19)	0
Excess Tax Benefits from Share-based Compensation	19	0	2
Proceeds From Exercise of Stock Options and Other	88	8	31

Net Cash Used for Financing Activities	(1,857)	(387)	(562)

Effects of Exchange Rate Changes on Cash	5	6	3
Net Increase (Decrease) in Cash and Cash Equivalents	(674)	631	155
Cash and Cash Equivalents, Beginning of Year	1,804	1,173	1,018

Cash and Cash Equivalents, End of Year	$1,130	$1,804	$1,173

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Limited Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through specialty retail stores in the United States and Canada, which are primarily mall-based, and through its websites, catalogue and other channels. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Victoria’s Secret Pink

•	La Senza

•	Bath & Body Works

•	C.O. Bigelow

•	The White Barn Candle Company

•	Henri Bendel

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2010”, “2009” and “2008” refer to the 52-week periods ending January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Basis of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s Consolidated Financial Statements also include less than 100% owned variable interest entities in which the Company is designated as the primary beneficiary.

The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income on the Consolidated Statements of Income. The Company’s equity investments are required to be tested for impairment when it is determined there may be an other than temporary loss in value.

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

Based on the Company’s reduced ownership in Express, the resulting loss of contractual rights and the resignation of the Company’s seats on Express’ Board of Directors in August 2010, the Company concluded that it was no longer appropriate to account for its investment in Express using the equity method of accounting. At the beginning of the third quarter of 2010, the Company commenced accounting for its investment in Express using the cost method of accounting. As a result of the accounting change, the Company no longer records equity income (loss) from Express in Other Income on the Consolidated Statement of Income and the Company also began recognizing 100% of merchandise sourcing sales to Express. The Company believes the cost method of accounting, rather than the available for sale method, is appropriate because the Company’s shares of Express’ common stock are not registered and are subject to certain market and contractual restrictions.

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

Cash and Cash Equivalents

Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which amounted to $74 million as of January 29, 2011 and $76 million as of January 30, 2010, are included in Accounts Payable on the Consolidated Balance Sheets.

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

The Company’s capitalized direct response advertising costs amounted to $20 million and $19 million as of January 29, 2011 and January 30, 2010, respectively, and are included in Other Current Assets on the Consolidated Balance Sheets. All other advertising costs are expensed at the time the promotion first appears in media or in the store. Catalogue and advertising costs amounted to $473 million for 2010, $459 million for 2009 and $502 million for 2008.

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

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted future cash flows related to the asset are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset. The Company estimates the fair value of property and equipment in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures.

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

The Company estimates the fair value of goodwill and intangible assets in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. If future economic conditions are different than those projected by management, future impairment charges may be required.

Leases and Leasehold Improvements

The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements amounted to $105 million as of January 29, 2011 and $97 million as of January 30, 2010. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company receives allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period) and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which amounted to $193 million as of January 29, 2011 and $210 million as of January 30, 2010, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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

Derivative Financial Instruments

The Company uses derivative instruments designated as cash flow hedges, fair value hedges and non-designated derivative instruments to manage exposure to foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading purposes. All derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value.

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

For derivative instruments that are designated and qualify as fair value hedges, the changes in the fair value of the derivative instrument has an equal and offsetting impact to the carrying value of the liability on the balance sheet.

For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative instrument is recognized in current earnings.

Fair Value of Financial Instruments

The authoritative guidance included in ASC Topic 820, Fair Value Measurements and Disclosure, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This authoritative guidance further establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

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

Share-based Compensation

The Company recognizes all share-based payments to employees and directors as compensation cost over the service period based on their estimated fair value on the date of grant.

Compensation cost is recognized over the service period for the fair value of awards that actually vest. Compensation expense for stock options is recognized, net of estimated forfeitures, using a single option approach (each option is valued as one grant, irrespective of the number of vesting tranches). Compensation cost for restricted stock is recognized, net of estimated forfeitures, over the requisite service period.

During 2008 and 2009, the Company followed a policy of issuing treasury shares to satisfy award exercises or conversions. Beginning in 2010, the Company adopted a policy of issuing new shares to satisfy award exercises or conversions.

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

Other

The Company recognizes revenue associated with merchandise sourcing and production services provided to third parties. Revenue is recognized at the time the title passes to the customer.

Additionally, the Company recognizes revenues associated with franchise and wholesale arrangements. Revenue recognized under franchise arrangements generally consists of royalties earned upon sale of merchandise by franchisees to third-party customers. Revenue is generally recognized under wholesale arrangements at the time the title passes to the customer.

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

2. New Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update 2010-06, which amends Accounting Standards Codification (“ASC 820”), Fair Value Measurement and Disclosures. This

guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. This guidance is effective for interim and annual reporting periods beginning in 2010, except for the new disclosures regarding the activity in Level 3 measurements, which will be effective in 2011. The Company adopted this guidance for 2010, except for the new disclosure regarding the activity in Level 3 measurements, which the Company will adopt beginning in 2011.

3. Earnings Per Share

Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2010, 2009 and 2008:

	2010	2009	2008
	(in millions)
Weighted-average Common Shares:
Issued Shares (a)	326	524	524
Treasury Shares (a)	(3)	(202)	(189)

Basic Shares	323	322	335
Effect of Dilutive Options and Restricted Stock	10	5	2

Diluted Shares	333	327	337

Anti-dilutive Options and Awards (b)	2	12	15

(a)	In January 2010, the Company retired 201 million shares of its Treasury Stock.
(b)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

4. Divestitures

Limited Stores

In June 2010, the Company completed the divestiture of its remaining 25% ownership interest in Limited Stores and resigned its seats on Limited Stores’ Board of Directors. The Company received pre-tax net cash proceeds of $32 million from the divestiture which are included in Proceeds from Divestiture of Limited Stores within the Investing Activities section on the 2010 Consolidated Statement of Cash Flows. The Company recorded a pre-tax gain on the divestiture of $20 million ($42 million net of related tax benefits). The pre-tax gain is included in Other Income on the 2010 Consolidated Statement of Income. For additional information, see Note 9, “Equity Investments and Other.”

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

5. Restructuring Activities

During the fourth quarter of 2008, the Company initiated a restructuring program designed to resize the Company’s corporate infrastructure and to adjust for the impact of the current retail environment. This program resulted in the elimination of approximately 400 positions (or 10%) of the Company’s corporate and home office headcount. The Company recognized a pre-tax charge consisting of severance and related costs of $23 million for the fiscal year ended January 31, 2009. These costs are included in General, Administrative and Store Operating Expenses on the 2008 Consolidated Statement of Income. The Company made cash payments of $15 million in 2009 related to this restructuring program. In addition, the liability was further reduced by $2 million in 2009 related to changes in estimates. In 2010, the Company made additional cash payments of $4 million with the remaining $2 million included in Accrued Expenses and Other on the Consolidated Balance Sheet as of January 29, 2011.

6. Inventories

The following table provides inventories as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Finished Goods Merchandise	$956	$973
Raw Materials and Merchandise Components	76	64

Total Inventories	$1,032	$1,037

7. Property and Equipment, Net

The following table provides property and equipment, net as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Land	$61	$60
Buildings and Improvements	395	390
Furniture, Fixtures, Software and Equipment	2,466	2,429
Leaseholds and Improvements	1,196	1,151
Construction in Progress	65	28

Total	4,183	4,058
Accumulated Depreciation and Amortization	(2,573)	(2,335)

Property and Equipment, Net	$1,610	$1,723

Depreciation expense was $387 million in 2010, $387 million in 2009 and $371 million in 2008.

8. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for the fiscal years ended January 29, 2011 and January 30, 2010:

	Victoria’s Secret	Bath & Body Works	Total
	(in millions)
Balance as of January 31, 2009	$798	$628	$1,426
Foreign Currency Translation	16	0	16

Balance as of January 30, 2010	814	628	1,442
Foreign Currency Translation	9	0	9

Balance as of January 29, 2011	$823	$628	$1,451

Intangible Assets—Indefinite Lives

Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $576 million as of January 29, 2011 and $566 million as of January 30, 2010 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets—Finite Lives

The following table provides intangible assets with finite lives as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Intellectual Property	$41	$41
Trademarks/Brands	19	19
Licensing Agreements and Customer Relationships	24	23
Favorable Operating Leases	20	19

Total	104	102
Accumulated Amortization	(88)	(74)

Intangible Assets, Net	$16	$28

Amortization expense was $7 million for 2010 and $6 million for 2009 and 2008. Estimated future annual amortization expense will be approximately $6 million in 2011, $3 million in 2012, $3 million in 2013, $2 million in 2014 and $2 million thereafter.

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

Prior to completing the goodwill impairment evaluation, the Company performed its annual impairment analysis for indefinite-lived trade names. Based on its evaluation using a relief from royalty and other discounted cash flow methodologies, the Company concluded that certain La Senza trade name assets were impaired. Accordingly, the Company recorded an impairment charge of $25 million to reduce the carrying value of these assets to their estimated fair values. The Company also recognized a $1 million impairment charge related to a finite lived trade name asset. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2008 Consolidated Statement of Income.

2009

In the fourth quarter of 2009, the Company made the decision to exit the La Senza Girl business and recorded an impairment charge of $3 million to write-off the La Senza Girl trade name and other minor trade names. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2009 Consolidated Statement of Income.

Other

In the fourth quarter of 2010, the Company concluded that a sub-brand trade name would no longer be utilized within the Victoria’s Secret business. The Company compared the estimated fair value of the trade name using a relief from royalty methodology to the carrying value and concluded that the trade name was fully impaired. As a result, the Company recognized an impairment charge of $6 million. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2010 Consolidated Statement of Income.

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

The Company recognized merchandise sourcing revenue from Express of $384 million in 2010, $344 million in 2009 and $435 million in 2008. These amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage through the second quarter of 2010. The Company’s accounts receivable from Express for merchandise sourcing and other services provided totaled $74 million as of January 29, 2011 and $80 million as of January 30, 2010.

In March 2008, Express distributed cash to its owners and the Company received $41 million. The Company’s portion representing a return on capital was $13 million and is included in Other Assets and Liabilities within the Operating Activities section of the 2008 Consolidated Statement of Cash Flows. The remaining portion of $28 million represents a return of capital and is included in Return of Capital from Express within the Investing Activities section of the 2008 Consolidated Statement of Cash Flows.

In July 2008, Express distributed additional cash to its owners and the Company received $71 million. The Company’s portion representing a return on capital was $4 million with the remaining $67 million representing a return of capital. The presentation is consistent with the March 2008 cash distribution within the 2008 Consolidated Statement of Cash Flows. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $13 million was recorded. The gain is included in Other Income on the 2008 Consolidated Statement of Income.

In March 2010, Express completed a cash distribution to its owners and the Company received $57 million. The Company’s portion representing a return on capital was $8 million and is included in Other Assets and Liabilities within the Operating Activities section of the 2010 Consolidated Statement of Cash Flows. The remaining portion representing a return of capital is $49 million and is included in Return of Capital from Express within the Investing Activities section of the 2010 Consolidated Statement of Cash Flows. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $49 million was recorded. The pre-tax gain is included in Other Income on the 2010 Consolidated Statement of Income.

On May 13, 2010, Express completed an IPO and the Company sold 1.3 million shares of its common stock in Express for $20 million. As a result, the Company’s ownership interest was diluted from 25% to 18% and the carrying value of the Company’s remaining investment was increased to reflect the proportional impact of the IPO. As a result of these events, the Company recognized a pre-tax gain of $52 million, which is included in Other Income on the 2010 Consolidated Statement of Income.

Based on the Company’s reduced ownership in Express, the resulting loss of contractual rights and the resignation of the Company’s seats on Express’ Board of Directors in August 2010, the Company concluded that it was no longer appropriate to account for its investment in Express using the equity method of accounting. At the beginning of the third quarter of 2010, the Company commenced accounting for its investment in Express using the cost method of accounting. As a result of the accounting change, the Company no longer records equity income (loss) from Express in Other Income on the Consolidated Statement of Income and the Company also began recognizing 100% of merchandise sourcing sales to Express. The Company believes the cost method of accounting, rather than the available for sale method, is appropriate because the Company’s shares of Express’ common stock are not registered and are subject to certain market and contractual restrictions.

On December 15, 2010, Express completed a secondary offering and the Company sold an additional 3.6 million shares of its common stock in Express for $52 million. As a result, the Company’s ownership interest was diluted from 18% to 14% and the Company recognized a pre-tax gain of $45 million, which is included in Other Income on the 2010 Consolidated Statement of Income. Express also completed a cash dividend to its owners in December 2010 and the Company received $7 million. As a result of the dividend, the Company recognized a pre-tax gain of $7 million, which is also included in Other Income on the 2010 Consolidated Statement of Income.

The Company’s investment carrying value under the cost method of accounting is $29 million as of January 29, 2011. The Company’s investment carrying value under the equity method of accounting was $5 million as of January 30, 2010. These amounts are included in Other Assets on the Consolidated Balance Sheets. The value of the Company’s investment in Express based on the closing price of Express’ common stock on January 28, 2011 was $218 million. However, this value may not be indicative of the amount the Company would realize in the ultimate disposition of its shares because the timing and amount of any future sales of the Company’s shares are subject to certain market and contractual restrictions.

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

The Company recognized merchandise sourcing revenue from Limited Stores of $62 million in 2010, $58 million in 2009 and $92 million in 2008. The amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided totaled $9 million as of January 29, 2011 and $10 million as of January 30, 2010.

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

In June 2010, the Company completed the divestiture of its remaining 25% ownership interest in Limited Stores and resigned its seats on Limited Stores’ Board of Directors. The Company received pre-tax net cash proceeds of $32 million from the divestiture which are included in Proceeds from Divestiture of Limited Stores within the Investing Activities section on the 2010 Consolidated Statement of Cash Flows. The Company recorded a pre-tax gain on the divestiture of $20 million ($42 million net of related tax benefits). The pre-tax gain is included in Other Income on the 2010 Consolidated Statement of Income. The Company no longer records equity income (loss) from Limited Stores in Other Income on the Consolidated Statement of Income. The Company also began recognizing 100% of merchandise sourcing sales to Limited Stores following the divestiture. The Company’s investment carrying value for Limited Stores was $13 million as of January 30, 2010. This amount is included in Other Assets on the Consolidated Balance Sheet.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $69 million as of January 29, 2011, $66 million as of January 30, 2010 and $63 million as of January 31, 2009 and are recorded in Other Assets on the Consolidated Balance Sheets.

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

Total assets of ETC were approximately $227 million as of January 29, 2011, $241 million as of January 30, 2010 and $253 million as of January 31, 2009.

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

10. Accrued Expenses and Other

The following table provides additional information about the composition of accrued expenses and other as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Compensation, Payroll Taxes and Benefits	$194	$180
Deferred Revenue , Principally from Gift Card Sales	191	181
Taxes, Other Than Income	68	72
Insurance	34	34
Returns Reserve	30	31
Interest	29	30
Rent	22	20
Current Portion of Long-term Debt	0	2
Other	197	143

Total Accrued Expenses and Other	$765	$693

11. Income Taxes

The following table provides the components of the Company’s provision for income taxes for 2010, 2009 and 2008:

	2010	2009	2008
	(in millions)
Current:
U.S. Federal	$406	$138	$151
U.S. State	54	1	13
Non-U.S.	10	14	23

Total	470	153	187

Deferred:
U.S. Federal	(20)	47	38
U.S. State	(3)	8	15
Non-U.S.	(1)	(6)	(7)

Total	(24)	49	46

Provision for Income Taxes	$446	$202	$233

The foreign component of pre-tax income, arising principally from overseas operations, was income of $42 million and $84 million for 2010 and 2009, respectively, and a loss of $90 million for 2008. The 2008 loss included the impact of the $215 million impairment of goodwill and other intangible assets and changes in transfer pricing.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2010, 2009 and 2008:

	2010	2009	2008
Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	3.5%	3.7%	5.0%
State Net Operating Loss and Valuation Allowance Adjustment	(0.1%)	0.3%	2.2%
Deductible Loss on Divestiture of Limited Stores	(2.4%)	0.0%	0.0%
Non-deductible Impairment of Goodwill and Other Intangible Assets	0.0%	0.3%	14.2%
Impact of Non-U.S. Operations	0.5%	(5.0%)	0.0%
Other Items, Net	(0.9%)	(3.2%)	(4.9%)

Effective Tax Rate	35.6%	31.1%	51.5%

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

Deferred Taxes

The following table provides the effect of temporary differences that cause deferred income taxes as of January 29, 2011 and January 30, 2010. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 29, 2011			January 30, 2010
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$39	$0	$39	$37	$0	$37
Non-qualified Retirement Plan	73	0	73	63	0	63
Inventory	7	0	7	2	0	2
Property and Equipment	0	(154)	(154)	0	(177)	(177)
Goodwill	0	(15)	(15)	0	(15)	(15)
Trade Names and Other Intangibles	0	(183)	(183)	0	(184)	(184)
Other Comprehensive Income Items	3	0	3	9	0	9
State Net Operating Loss Carryforwards	31	0	31	33	0	33
Non-U.S. Operating Loss Carryforwards	38	0	38	32	0	32
Valuation Allowance	(50)	0	(50)	(38)	0	(38)
Other, Net	42	0	42	53	0	53

Total Deferred Income Taxes	$183	$(352)	$(169)	$191	$(376)	$(185)

As of January 29, 2011, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2011 through 2028. The Company has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided for the deferred tax asset.

As of January 29, 2011, the Company had available for non-U.S. tax purposes net operating loss carryforwards which expire, if unused, in the years 2028 through 2031. The Company has determined that it is more likely than not that all of the net operating loss carryforwards will not be realized and a valuation allowance has been provided for the net deferred tax assets, including the net operating loss carryforwards, of the related tax loss entity.

Income taxes payable on the accompanying Consolidated Balance Sheets included net current deferred tax liabilities of $2 million as of January 29, 2011 and $2 million as of January 30, 2010. Income tax payments were $376 million for 2010, $118 million for 2009 and $205 million for 2008.

Uncertain Tax Positions

The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2010 and 2009 without interest and penalties:

	2010	2009
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$115	$116
Increases in Unrecognized Tax Benefits for Prior Years	17	18
Decreases in Unrecognized Tax Benefits for Prior Years	(17)	(31)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	40	26
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(2)	(9)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(6)	(6)
Foreign Currency Translation	0	1

Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$147	$115

Of the $147 million and $115 million of total unrecognized tax benefits at January 29, 2011 and January 30, 2010, respectively, approximately $130 million and $100 million, respectively, represents the amount of unrecognized tax benefits that if recognized would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions. The unrecognized tax benefits are included within Other Long-term Liabilities on the Consolidated Balance Sheets.

Of the total unrecognized tax benefits, it is reasonably possible that $43 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in liabilities which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense of $2 million in 2010, benefit of $7 million in 2009 and expense of $7 million in 2008. The Company has accrued approximately $32 million and $30 million for the payment of interest and penalties as of January 29, 2011 and January 30, 2010, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. At the end of 2010, the Company was subject to examination by the IRS for calendar years 2007 through 2010. The Company is also subject to various U.S. state and local income tax examinations for the years 2002 to 2009. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2002 to 2009. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

12. Long-term Debt

The following table provides the Company’s long-term debt balance as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Senior Secured Debt
Term Loan due August 2012. Variable Interest Rate of 4.28% as of January 30, 2010	$0	$200
5.30% Mortgage due August 2010	0	2

Total Senior Secured Debt	$0	$202

Senior Unsecured Debt with Subsidiary Guarantee
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	$486	$485
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	0

Total Senior Unsecured Debt with Subsidiary Guarantee	$886	$485

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”) (a)	$699	$699
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”) (b)	215	499
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”) (c)	58	191

Total Senior Unsecured Debt	$1,621	$2,038
Total	$2,507	$2,725
Current Portion of Long-term Debt	0	(2)

Total Long-term Debt, Net of Current Portion	$2,507	$2,723

(a)	The January 29, 2011 balance includes a fair value interest rate hedge adjustment of less than $1 million.
(b)	The principal balance outstanding was $213 million as of January 29, 2011 and $500 million as of January 30, 2010. The January 29, 2011 balance includes a fair value interest rate hedge adjustment of $2 million.
(c)	The principal balance outstanding was $57 million as of January 29, 2011 and $191 million as of January 30, 2010. The January 29, 2011 balance includes a fair value interest rate hedge adjustment of $1 million.

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2011	$0
2012	57
2013	0
2014	213
2015	0
Thereafter	2,250

Cash paid for interest was $209 million in 2010, $250 million in 2009 and $174 million in 2008.

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

Repurchase of Notes

In June 2009, the Company repurchased $5 million of the 2012 Notes through open-market transactions. In August 2009, the Company repurchased $103 million of the 2012 Notes through a tender offer for $101 million. The gain on extinguishment of this debt of $2 million is included in Other Income on the 2009 Consolidated Statement of Income.

In May 2010, the Company used a portion of the proceeds from the 2020 Notes to repurchase $134 million of the Company’s 2012 Notes for $144 million. The Company used the remaining portion of the proceeds from the 2020 Notes to repurchase $266 million of the 2014 Notes for $277 million. The loss on extinguishment of this debt of $25 million is included in Other Income on the 2010 Consolidated Statement of Income.

In August 2010, the Company repurchased $20 million and $1 million of 2014 Notes and 2012 Notes, respectively, through open-market transactions.

Credit Facility and Term Loan

2009

On February 19, 2009, the Company amended its $1 billion unsecured revolving credit facility expiring in August 2012 (the “Revolving Facility”), amended its Term Loan for $750 million maturing in August 2012 and canceled its $300 million, 364-day unsecured revolving credit facility. The Company incurred fees related to the amendment of the Revolving Facility and the Term Loan of $19 million. The fees associated with the Revolving Facility amendment of $11 million were capitalized. The remaining cost is being amortized through the maturity date of the Revolving Facility and is included within Other Assets on the Consolidated Balance Sheets. The fees associated with the Term Loan amendment of $8 million were expensed in addition to unamortized fees related to the original agreement of $2 million. These charges are included within Interest Expense on the 2009 Consolidated Statement of Income.

The Company prepaid $550 million of the Term Loan throughout 2009.

2010

In March 2010, the Company prepaid the remaining $200 million of the Term Loan with cash on hand and also entered into an amendment and restatement (the “Amendment”) of its Revolving Facility. The Amendment established two classes of loans under the Revolving Facility: Class A loans to be made by lenders who consent to the Amendment and Class B loans to be made by non-consenting lenders. The Amendment extended the termination date of the Revolving Facility from August 3, 2012 to August 1, 2014 on Class A loans. The Amendment also reduced the aggregate amount of the commitments of the lenders under the Revolving Facility from $1 billion to $927 million. The loan commitments were $800 million and $127 million for Class A and Class B, respectively.

In July 2010, the Company terminated the $127 million of commitments for Class B loans related to the Revolving Facility.

Additionally, the Amendment modified the covenants limiting investments and restricted payments to provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists. The Company’s ratio of consolidated EBITDA to consolidated debt was less than 3.0 to 1.0 and the Company was in compliance with all of its other covenant requirements as of January 29, 2011.

The Company incurred fees related to the amendment of the Revolving Facility of $13 million which were capitalized and are being amortized through the maturity date of the Revolving Facility.

The Revolving Facility has several interest rate options, which are based in part on the Company’s long-term credit ratings. Fees payable under the Revolving Facility are based on the Company’s long-term credit ratings and are currently 0.75% of the committed and unutilized amounts per year and 3.50% on any outstanding borrowings or letters of credit. As of January 29, 2011, there were no borrowings outstanding under the Revolving Facility.

Letters of Credit

The Revolving Facility supports the Company’s letter of credit program. The Company had $45 million of outstanding letters of credit as of January 29, 2011 that reduce its remaining availability under its amended credit agreements.

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

In January 2011, the Company entered into multiple fair value interest rate swap arrangements to effectively convert an additional $150 million of the outstanding 2017 Notes from a fixed interest rate to a variable interest rate.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Other Long-term Liabilities	$57	$34

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for 2010 and 2009:

	Location	2010	2009
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(23)	$(60)
Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	31	57

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

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

In January 2011, the Company entered into multiple fair value interest rate swap arrangements to effectively convert an additional $150 million of the outstanding 2017 Notes from a fixed interest rate to a variable interest rate.

The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of January 29, 2011:

January 29, 2011
(in millions)
Other Assets	$3

Interest Rate Designated Cash Flow Hedges

In January 2008, the Company entered into participating interest rate swap arrangements with a notional value of $750 million to mitigate exposure to interest rate fluctuations related to the Term Loan. The participating interest rate swap arrangements effectively converted the Term Loan to a fixed interest rate. The swap arrangements were designated as cash flow hedges of interest rate risk and were scheduled to expire in 2012, at the same time as the related debt. Amounts were reclassified from accumulated other comprehensive income (loss) to earnings as interest expense was recognized on the Term Loan.

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

In December 2009, the Company prepaid an additional $158 million of the Term Loan. In conjunction with the Term Loan prepayment, the Company terminated an equal portion of the participating interest rate swap arrangements which resulted in a realized loss of $8 million. This realized loss was expensed in Interest Expense on the 2009 Consolidated Statement of Income as there are no future cash flows associated with these terminated swap arrangements.

In March 2010, the Company prepaid the remaining $200 million of the Term Loan. In conjunction with the Term Loan prepayment, the Company terminated the remaining portion of the participating interest rate swap arrangements totaling $200 million resulting in a realized loss of $10 million. This realized loss was expensed in Interest Expense on the 2010 Consolidated Statement of Income as there are no future cash flows associated with these terminated swap arrangements.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate cash flow hedges as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Other Long-term Liabilities	$0	$10

The following table provides a summary of the pre-tax financial statement effect of gains and losses on the Company’s derivative financial instruments designated as interest rate cash flow hedges for 2010 and 2009:

	Location	2010	2009
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$0	$(14)
Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Interest Expense (a)	Interest Expense	15	22

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings as related interest expense is recognized.

14. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Carrying Value	$2,507	$2,725
Fair Value (a)	2,638	2,690

(a)	The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimated fair value of the Term Loan is equal to its carrying value. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of January 29, 2011 and January 30, 2010:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of January 29, 2011
Assets:
Cash and Cash Equivalents	$1,130	$0	$0	$1,130
Interest Rate Designated Fair Value Hedges	0	3	0	3

Liabilities:
Cross-currency Cash Flow Hedges	0	57	0	57
Lease Guarantees	0	0	6	6

As of January 30, 2010
Assets:
Cash and Cash Equivalents	$1,804	$0	$0	$1,804

Liabilities:
Cross-currency Cash Flow Hedges	0	34	0	34
Interest Rate Designated Cash Flow Hedges	0	10	0	10
Lease Guarantees	0	0	9	9

The Company’s Level 2 fair value measurements are measured using market approach valuation techniques. The primary inputs to these techniques include benchmark interest rates and foreign currency exchange rates, as applicable to the underlying instruments.

The Company’s Level 3 fair value measurements are measured using income approach valuation techniques. The primary inputs to these techniques include the guaranteed lease payments, discount rates as well as the Company’s assessment of the risk of default on guaranteed leases.

Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for 2010 and 2009:

	2010	2009
	(in millions)
Beginning Balance	$9	$15
Change in Estimated Fair Value Reported in Earnings	(3)	(6)

Ending Balance	$6	$9

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

The following table provides additional detail regarding the composition of accumulated other comprehensive income (loss) as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Foreign Currency Translation	$(7)	$(6)
Cash Flow Hedges	8	(9)

Total Accumulated Other Comprehensive Income (Loss)	$1	$(15)

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

The following table provides rent expense for 2010, 2009 and 2008:

	2010	2009	2008
	(in millions)
Store Rent:
Fixed Minimum	$417	$407	$391
Contingent	44	40	37

Total Store Rent	461	447	428
Office, Equipment and Other	60	61	64

Gross Rent Expense	521	508	492
Sublease Rental Income	(3)	(2)	(4)

Total Rent Expense	$518	$506	$488

The following table provides the Company’s minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2011	$475
2012	433
2013	396
2014	371
2015	326
Thereafter	1,072

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.

The Company’s future sublease income under noncancelable subleases was $10 million as of January 29, 2011, which included $3 million of rent commitments related to disposed businesses under master lease arrangements.

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

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $97 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s

Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

In April 2008, the Company received an irrevocable standby letter of credit from Express of $34 million issued by a third-party bank to mitigate a portion of the Company’s contingent liability for guaranteed future lease payments of Express. The Company could have drawn from the irrevocable standby letter of credit if Express had defaulted on any of the guaranteed leases. The irrevocable standby letter of credit was reduced through the November 1, 2010 expiration date consistent with the overall reduction in guaranteed lease payments. The outstanding balance of the irrevocable standby letter of credit from Express was zero as of January 29, 2011 and $6 million as of January 30, 2010.

The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $65 million as of January 29, 2011 and $84 million as of January 30, 2010. The estimated fair value of these guarantee obligations was $6 million as of January 29, 2011 and $9 million as of January 30, 2010, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company’s guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of January 29, 2011 and January 30, 2010.

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

The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $49 million for 2010, $46 million for 2009 and $40 million for 2008.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years.

The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of January 29, 2011 and January 30, 2010:

	January 29, 2011	January 30, 2010
	(in millions)
Balance at Beginning of Year	$168	$167
Contributions:
Associate	12	7
Company	15	8
Interest	12	12
Distributions	(14)	(26)

Balance at End of Year	$193	$168

Total expense recognized related to the non-qualified plan was $27 million for 2010, $20 million for 2009 and $21 million for 2008.

19. Shareholders’ Equity

Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Amount Authorized	Shares Repurchased			Average Stock Price of Shares Repurchased within Program
		2010	2009	2008
	(in millions)	(in thousands)
November 2010 (a)	$200	1,907	0	0	$31.76
March 2010 (b)	200	5,714	0	0	25.69
October 2008 (c)	250	0	0	19,048	11.48
November 2007 (d)	250	0	0	8,539	17.33

Total Shares Repurchased		7,621	0	27,587

(a)	The repurchase program authorized in November 2010 had $139 million remaining as of January 29, 2011.
(b)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.
(c)	The October 2008 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2010 repurchase program.
(d)	The repurchase program authorized in November 2007 had repurchases of $150 million in 2008 at an average stock price of $17.54 and repurchases of $100 million in 2007 at an average stock price of $17.02. This repurchase program was completed in May 2008.

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

In November 2010, the Company’s Board of Directors declared a special dividend of $3 per share. In addition, the Company’s Board of Directors authorized a new share repurchase program of $200 million which includes $53 million remaining under the March 2010 $200 million share repurchase program. Subsequent to January 29, 2011, the Company repurchased an additional 2 million shares of common stock for $76 million under the program.

In January 2011, the Company’s Board of Directors declared its first quarter 2011 common stock dividend of $0.20 per share payable on March 11, 2011 to shareholders of record at the close of business on February 25, 2011. This is a $0.05 increase from the Company’s previous quarterly dividends.

20. Share-based Compensation

Plan Summary

The shareholder approved Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (“2009 Restatement”), as amended, provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of ten years. Stock options generally vest ratably over 3 to 4 years. Restricted stock generally vests (the restrictions lapse) at the end of a three year period.

The Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors provides for an annual stock retainer for non-associate directors. The stock issued in conjunction with this plan has no restrictions.

Under the Company’s plans, approximately 116 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 13 million options and shares were available for grant as of January 29, 2011.

In March 2010, the Company’s Board of Directors declared a special dividend of $1 per share. The special dividend, totaling $325 million, was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010. In accordance with the anti-dilutive provisions of the Stock Plan, the Company adjusted both the exercise price and the number of share-based awards outstanding as of the record date of the special dividend. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustment, therefore, no compensation expense was recognized.

In November 2010, the Company’s Board of Directors declared a special dividend of $3 per share. The special dividend, totaling $966 million, was distributed on December 21, 2010 to shareholders of record at the close of business on December 7, 2010. Consistent with the March 2010 dividend, the Company adjusted both the exercise price and number of share-based awards outstanding as of the record date of the special dividend.

Stock Options

The following table provides the Company’s stock option activity for the fiscal year ended January 29, 2011:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of January 30, 2010	15,030	$17.26
Granted	1,664	23.57
Exercised	(5,749)	15.77
Cancelled	(569)	15.02
Adjustment for Special Dividends	2,074

Outstanding as of January 29, 2011	12,450	$16.01	5.98	$160,833

Vested and Expected to Vest as of January 29, 2011 (a)	12,047	16.01	5.89	155,676
Options Exercisable as of January 29, 2011	7,103	17.24	4.27	82,946

(a)	The number of options expected to vest includes an estimate of expected forfeitures.

Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $57 million for 2010, $3 million for 2009 and $10 million for 2008.

The total fair value at grant date of option awards vested was $8 million for 2010, $12 million for 2009 and $13 million for 2008.

The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $12 million as of January 29, 2011. This cost is expected to be recognized over a weighted-average period of 2.3 years.

The weighted-average estimated fair value of stock options granted was $7.51 per share for 2010, $1.88 per share for 2009 and $3.47 per share for 2008.

Cash received from stock options exercised was $88 million for 2010, $10 million for 2009 and $31 million for 2008. Tax benefits realized from tax deductions associated with stock options exercised were $20 million for 2010, $1 million for 2009 and $5 million for 2008.

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

The following table contains the weighted-average assumptions used during 2010, 2009 and 2008:

	2010	2009	2008
Expected Volatility	49%	45%	29%
Risk-free Interest Rate	2.3%	1.4%	2.5%
Dividend Yield	3.3%	6.8%	3.4%
Expected Life (in years)	4.5	3.8	5.2

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

Restricted Stock

The following table provides the Company’s restricted stock activity for the fiscal year ended January 29, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of January 30, 2010	9,382	$12.03
Granted	2,223	21.68
Vested	(1,735)	16.57
Cancelled	(722)	10.40
Adjustment for Special Dividends	1,294	n/a

Unvested as of January 29, 2011	10,442	11.86

The Company’s total intrinsic value of restricted stock vested was $40 million for 2010, $14 million for 2009 and $15 million for 2008.

The Company’s total fair value at grant date of awards vested was $29 million for 2010, $29 million for 2009 and $19 million for 2008. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.

As of January 29, 2011, there was $51 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Tax benefits realized from tax deductions associated with restricted stock vested were $15 million for 2010, $4 million for 2009 and $6 million for 2008.

Income Statement Impact

The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2010, 2009 and 2008:

	2010	2009	2008
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$17	$12	$11
General, Administrative and Store Operating Expenses	47	28	24

Total Share-based Compensation Expense	$64	$40	$35

Share-based compensation expense is based on awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and adjusts, if necessary, in subsequent periods based on historical experience and expected future termination rates. The Company changed its forfeiture rate estimate in fiscal year 2010.

The tax benefit associated with share-based compensation was $21 million for 2010, $13 million for 2009 and $11 million for 2008.

21. Segment Information

The Company has two reportable segments: Victoria’s Secret and Bath & Body Works.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret, Victoria’s Secret Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue. Through its website and catalogue, certain Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and stores with licensing arrangements or relationships in 45 other countries. La Senza products may also be purchased through its website, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products under the Bath & Body Works, C.O. Bigelow, White Barn Candle Company and other brand names. Bath & Body Works merchandise is sold at retail stores and through its website, www.bathandbodyworks.com.

Other consists of the following:

•	Henri Bendel, operator of 11 specialty stores, which features accessories and personal care products;

•	Mast Global (formerly Mast and Beauty Avenues), a merchandise sourcing and production function serving our internal brands as well as third-party customers;

•	International retail, franchise and wholesale operations (excluding La Senza), which include the Company’s Bath & Body Works and Victoria’s Secret stores in Canada; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information as of and for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
January 29, 2011
Net Sales	$5,918	$2,515	$1,180	$9,613
Depreciation and Amortization	168	55	136	359
Operating Income (Loss)	877	464	(57)	1,284
Total Assets	2,849	1,330	2,272	6,451
Capital Expenditures	101	39	134	274

January 30, 2010
Net Sales	$5,307	$2,383	$942	$8,632
Depreciation and Amortization	163	58	136	357
Operating Income (Loss)	579	358	(69)	868
Total Assets	2,982	1,350	2,841	7,173
Capital Expenditures	114	24	64	202

January 31, 2009
Net Sales	$5,604	$2,374	$1,065	$9,043
Depreciation and Amortization	154	66	123	343
Operating Income (Loss)	405	215	(31)	589
Total Assets	3,086	1,446	2,440	6,972
Capital Expenditures	279	92	108	479

The Company’s international sales, including La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and direct sales shipped internationally totaled $762 million in 2010, $638 million in 2009 and $655 million in 2008. The Company’s internationally based long-lived assets were $471 million as of January 29, 2011 and $407 million as of January 30, 2010.

22. Quarterly Financial Data (Unaudited)

The following table provides summarized quarterly financial data for 2010:

	Fiscal Quarter Ended
	May 1, 2010 (b)	July 31, 2010 (c)	October 30, 2010	January 29, 2011 (d)
	(in millions except per share data)
Net Sales	$1,932	$2,242	$1,983	$3,456
Gross Profit	694	778	714	1,445
Operating Income	185	236	149	714
Income Before Income Taxes	187	244	101	719
Net Income Attributable to Limited Brands, Inc.	113	178	61	453
Net Income Attributable to Limited Brands, Inc. Per Basic Share (a)	$0.35	$0.55	$0.19	$1.41
Net Income Attributable to Limited Brands, Inc. Per Diluted Share (a)	$0.34	$0.54	$0.18	$1.36

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.
(b)	Includes the effect of a pre-tax gain of $49 million related to a $57 million cash distribution from Express.
(c)	Includes the effect of the following items:
(i)	A pre-tax gain of $52 million related to the initial public offering of Express including the sale of a portion of the company’s shares;
(ii)	A pre-tax loss of $25 million associated with the early retirement of portions of the 2012 and 2014 notes; and
(iii)	A pre-tax gain of $20 million associated with the sale of the remaining 25% ownership interest in Limited Stores.
(d)	Includes the effect of the following items:
(i)	A pre-tax gain of $45 million related to the sale of Express common stock; and
(ii)	A pre-tax gain of $7 million related to a dividend payment from Express.

The following table provides summarized quarterly financial data for 2009:

	Fiscal Quarter Ended
	May 2, 2009	August 1, 2009 (b)	October 31, 2009 (c)	January 30, 2010 (d)
	(in millions except per share data)
Net Sales	$1,725	$2,067	$1,777	$3,063
Gross Profit	548	668	563	1,249
Operating Income	65	158	59	586
Income Before Income Taxes	3	99	12	536
Net Income Attributable to Limited Brands, Inc.	3	74	15	356
Net Income Attributable to Limited Brands, Inc. Per Basic Share (a)	$0.01	$0.23	$0.05	$1.10
Net Income Attributable to Limited Brands, Inc. Per Diluted Share (a)	$0.01	$0.23	$0.05	$1.08

(a)	Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

(b)	Includes the effect of a pre-tax gain of $9 million, after-tax of $14 million, associated with the reversal of an accrued contractual liability.
(c)	Includes the effect of a tax benefit of $9 million related to certain discrete foreign and state income tax items.
(d)	Includes the effect of a tax benefit of $23 million primarily related to the reorganization of certain foreign subsidiaries.

23. Supplemental Guarantor Financial Information

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

The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of January 29, 2011 and January 30, 2010 and the Condensed Consolidating Statements of Income and Cash Flows for the years ended January 29, 2011, January 30, 2010 and January 31, 2009.

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING BALANCE SHEET

(in millions)

	January 29, 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$0	$701	$429	$0	$1,130
Accounts Receivable, Net	1	189	42	0	232
Inventories	0	830	202	0	1,032
Deferred Income Taxes	0	30	5	0	35
Other	0	117	47	(1)	163

Total Current Assets	1	1,867	725	(1)	2,592
Property and Equipment, Net	0	936	674	0	1,610
Goodwill	0	1,318	133	0	1,451
Trade Names and Other Intangible Assets, Net	0	411	181	0	592
Net Investments in and Advances to/from Consolidated Affiliates	11,835	28,045	14,486	(54,366)	0
Other Assets	176	55	645	(670)	206

Total Assets	$12,012	$32,632	$16,844	$(55,037)	$6,451

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$0	$312	$233	$0	$545
Accrued Expenses and Other	29	420	316	0	765
Income Taxes	(3)	167	30	0	194

Total Current Liabilities	26	899	579	0	1,504
Deferred Income Taxes	(6)	28	180	0	202
Long-term Debt	2,507	608	47	(655)	2,507
Other Long-term Liabilities	12	576	188	(15)	761
Total Equity	9,473	30,521	15,850	(54,367)	1,477

Total Liabilities and Equity	$12,012	$32,632	$16,844	$(55,037)	$6,451

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

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

(in millions)

	2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$9,005	$2,587	$(1,979)	$9,613
Costs of Goods Sold, Buying and Occupancy	0	(5,655)	(2,161)	1,834	(5,982)

Gross Profit	0	3,350	426	(145)	3,631
General, Administrative and Store Operating Expenses	(4)	(2,212)	(286)	161	(2,341)
Impairment of Goodwill and Other Intangible Assets	0	(6)	0	0	(6)
Net Gain (Loss) on Joint Ventures	0	0	0	0	0

Operating Income (Loss)	(4)	1,132	140	16	1,284
Interest Expense	(207)	0	(13)	12	(208)
Interest Income	0	14	0	(12)	2
Other Income (Loss)	(26)	1	196	2	173

Income (Loss) Before Income Taxes	(237)	1,147	323	18	1,251
Provision (Benefit) for Income Taxes	1	338	107	0	446
Equity in Earnings, Net of Tax	1,043	862	313	(2,218)	0

Net Income (Loss)	$805	$1,671	$529	$(2,200)	$805

	2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$8,205	$2,314	$(1,887)	$8,632
Costs of Goods Sold, Buying and Occupancy	0	(5,445)	(1,907)	1,748	(5,604)

Gross Profit	0	2,760	407	(139)	3,028
General, Administrative and Store Operating Expenses	(2)	(2,043)	(262)	141	(2,166)
Impairment of Goodwill and Other Intangible Assets	0	0	(3)	0	(3)
Net Gain (Loss) on Joint Ventures	9	0	0	0	9

Operating Income (Loss)	7	717	142	2	868
Interest Expense	(234)	0	(13)	10	(237)
Interest Income	0	12	0	(10)	2
Other Income (Loss)	0	0	16	1	17

Income (Loss) Before Income Taxes	(227)	729	145	3	650
Provision (Benefit) for Income Taxes	0	221	(19)	0	202
Equity in Earnings, Net of Tax	675	612	221	(1,508)	0

Net Income (Loss)	$448	$1,120	$385	$(1,505)	$448

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING STATEMENT OF INCOME

(in millions)

	2008
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$8,588	$2,396	$(1,941)	$9,043
Costs of Goods Sold, Buying and Occupancy	0	(5,924)	(1,959)	1,846	(6,037)

Gross Profit	0	2,664	437	(95)	3,006
General, Administrative and Store Operating Expenses	(13)	(2,093)	(304)	99	(2,311)
Impairment of Goodwill and Other Intangible Assets	0	0	(215)	0	(215)
Net Gain (Loss) on Joint Ventures	(9)	(1)	119	0	109

Operating Income (Loss)	(22)	570	37	4	589
Interest Expense	(176)	(1)	(16)	12	(181)
Interest Income	0	27	3	(12)	18
Other Income (Loss)	0	(1)	24	0	23

Income (Loss) Before Income Taxes	(198)	595	48	4	449
Provision (Benefit) for Income Taxes	(1)	54	180	0	233
Equity in Earnings, Net of Tax	417	544	309	(1,270)	0

Net Income (Loss)	220	1,085	177	(1,266)	216
Less: Net Income (Loss) Attributable to Noncontrolling Interest	0	0	(4)	0	(4)

Net Income (Loss) Attributable to Limited Brands, Inc.	$220	$1,085	$181	$(1,266)	$220

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in millions)

	2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(355)	$1,206	$433	$0	$1,284

Investing Activities:
Capital Expenditures	0	(129)	(145)	0	(274)
Return of Capital from Express	0	0	49	0	49
Return of Capital from Limited Stores	0	0	7	0	7
Proceeds from Divestiture of Limited Stores	0	0	32	0	32
Proceeds from Sale of Express Common Stock	0	0	73	0	73
Net Investments in Consolidated Affiliates	0	0	29	(29)	0
Other Investing Activities	0	0	7	0	7

Net Cash Provided by (Used for) Investing Activities	0	(129)	52	(29)	(106)

Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	390	0	0	0	390
Payments of Long-term Debt	(645)	0	0	0	(645)
Repurchase of Common Stock	(207)				(207)
Dividends Paid	(1,488)	0	0	0	(1,488)
Financing Costs	(14)	0	0	0	(14)
Excess Tax Benefits from Share-based Compensation	0	15	4	0	19
Net Financing Activities and Advances to/from Consolidated Affiliates	2,231	(1,832)	(428)	29	0
Proceeds From Exercise of Stock Options and Other	88	0	0	0	88

Net Cash Provided by (Used for) Financing Activities	355	(1,817)	(424)	29	(1,857)

Effects of Exchange Rate Changes on Cash	0	0	5	0	5
Net Increase (Decrease) in Cash and Cash Equivalents	0	(740)	66	0	(674)
Cash and Cash Equivalents, Beginning of Year	0	1,441	363	0	1,804

Cash and Cash Equivalents, End of Year	$0	$701	$429	$0	$1,130

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in millions)

	2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(279)	$1,004	$449	$0	$1,174

Investing Activities:
Capital Expenditures	0	(120)	(82)	0	(202)
Net Proceeds from the Divestiture of Joint Venture	0	0	9	0	9
Proceeds from Sale of Assets	0	0	32	0	32
Net Investments in Consolidated Affiliates	0	0	(29)	29	0
Other Investing Activities	(3)	0	2	0	(1)

Net Cash Provided by (Used for) Investing Activities	(3)	(120)	(68)	29	(162)

Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	473	0	0	0	473
Payments of Long-term Debt	(656)	0	0	0	(656)
Dividends Paid	(193)	0	0	0	(193)
Financing Costs	(19)	0	0	0	(19)
Net Financing Activities and Advances to/from Consolidated Affiliates	669	(381)	(259)	(29)	0
Proceeds From Exercise of Stock Options and Other	8	0	0	0	8

Net Cash Provided by (Used for) Financing Activities	282	(381)	(259)	(29)	(387)

Effects of Exchange Rate Changes on Cash	0	0	6	0	6
Net Increase (Decrease) in Cash and Cash Equivalents	0	503	128	0	631
Cash and Cash Equivalents, Beginning of Year	0	938	235	0	1,173

Cash and Cash Equivalents, End of Year	$0	$1,441	$363	$0	$1,804

LIMITED BRANDS, INC.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(in millions)

	2008
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(174)	$990	$138	$0	$954
Investing Activities:
Capital Expenditures	0	(366)	(113)	0	(479)
Net Proceeds from the Divestiture of Joint Venture	0	0	159	0	159
Return of Capital from Express	0	0	95	0	95
Net Investments in Consolidated Affiliates	0	(30)	(35)	65	0
Other Investing Activities	0	(5)	(10)	0	(15)

Net Cash Provided by (Used for) Investing Activities	0	(401)	96	65	(240)

Financing Activities:
Payments of Long-term Debt	0	0	(15)	0	(15)
Repurchase of Common Stock	(379)	0	0	0	(379)
Dividends Paid	(201)	0	0	0	(201)
Excess Tax Benefits from Share-based Compensation	0	1	1	0	2
Net Financing Activities and Advances to/from Consolidated Affiliates	724	(554)	(105)	(65)	0
Proceeds From Exercise of Stock Options and Other	30	0	1	0	31

Net Cash Provided by (Used for) Financing Activities	174	(553)	(118)	(65)	(562)

Effects of Exchange Rate Changes on Cash	0	0	3	0	3
Net Increase (Decrease) in Cash and Cash Equivalents	0	36	119	0	155
Cash and Cash Equivalents, Beginning of Year	0	902	116	0	1,018

Cash and Cash Equivalents, End of Year	$0	$938	$235	$0	$1,173

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Information regarding changes in accountants is set forth under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our proxy statement to be filed on or about April 11, 2010 for the Annual Meeting of Stockholders to be held May 26, 2011 (the “Proxy Statement”) and is incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 29, 2011 is set forth in Item 8. Financial Statements and Supplementary Data.

Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 29, 2011 is set forth in Item 8. Financial Statements and Supplementary Data.

Changes in internal control over financial reporting. During the fourth quarter of 2010, we outsourced our share-based compensation accounting system and related processes. There were no other changes in our internal control over financial reporting that have occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In the first quarter of 2011, Victoria’s Secret Direct will be implementing certain information technology systems and related processes.

ITEM 9B. OTHER INFORMATION.

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information regarding our directors is set forth under the captions “ELECTION OF DIRECTORS—Nominees and Directors”, “—Director Independence”, “—Information Concerning the Board of Directors”, “—Committees of the Board of Directors”, “—Communications with the Board”, “—Attendance at Annual Meetings”, “—Code of Conduct and Related Person Transaction Policy”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles and Related Person Transaction Policy and Committee Charters”, and “SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

ITEM 11. EXECUTIVE COMPENSATION.

Information regarding executive compensation is set forth under the caption “COMPENSATION-RELATED MATTERS” in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information regarding the security ownership of certain beneficial owners and management is set forth under the captions “SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT” in the Proxy Statement and “SHARE OWNERSHIP OF PRINCIPAL STOCKHOLDERS” in the Proxy Statement and is incorporated herein by reference.

The following table summarizes share and exercise price information about Limited Brands’ equity compensation plans as of January 29, 2011.

Plan category	(a) Number of Securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a) )
Equity compensation plans approved by security holders (1)	22,892,356	$16.01	(2)	13,211,386
Equity compensation plans not approved by security holders	0	0		0

Total	22,892,356	$16.01		13,211,386

(1)	Includes the following plans: Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 Restatement), Limited Brands, Inc. 1996 Stock Plan for Non-Associate Directors, 2003 Stock Award and Deferred Compensation Plan for Non-Associate Directors, and Intimate Brands, Inc. 1995 Stock Option and Performance Incentive Plan. In March 2002, awards then outstanding under the Intimate Brands, Inc. plan were converted into awards relating to 15,561,339 shares of Common Stock in connection with the merger of Intimate Brands, Inc. and a subsidiary of the Company.
(2)	Does not include outstanding rights to receive Common Stock upon the vesting of restricted shares awards.

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

The following consolidated financial statements of Limited Brands, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010

Consolidated Statements of Total Equity for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

Consolidated Statements of Cash Flows for the Years Ended January 29, 2011, January 30, 2010 and January 31, 2009

Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)	(3)	List of Exhibits

		3.	Articles of Incorporation and Bylaws.

		3.1	Certificate of Incorporation of the Company, dated March 8, 1982 incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.2	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1986 incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.3	Certificate of Amendment of Certificate of Incorporation, dated May 19, 1987 incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.

		3.4	Certificate of Amendment of Certificate of Incorporation dated May 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

		3.5	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

		4.	Instruments Defining the Rights of Security Holders.

4.1	Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File no. 333-105484) dated May 22, 2003.

4.2	Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the “Commission”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the Commission on February 23, 1993 (the “1993 Form S-3”).

4.3	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3.

4.4	Indenture, dated as of February 19, 2003 between the Company and The Bank of New York, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-4 (File no. 333-104633) dated April 18, 2003.

4.5	First Supplemental Indenture dated as of May 31, 2005 among the Registrant, The Bank of New York and The Bank of New York Trust Company, N.A. incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-125561) filed June 6, 2005.

4.6	Second Supplemental Indenture dated as of July 17, 2007 between the Registrant and The Bank of New York Trust Company, N.A. incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-146420) filed October 1, 2007.

4.7	Third Supplemental Indenture dated as of May 4, 2010 between the Registrant and The Bank of New York Mellon Trust Company, N.A. incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on November 5, 2010.

4.8	Amendment and Restatement Agreement, dated as of March 8, 2010, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Five-Year Revolving Credit Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004, March 22, 2006, August 3, 2007 and February 19, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 8, 2010.

4.9	Indenture, dated as of June 19, 2009, among Limited Brands, Inc, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 24, 2009.

4.10	Registration Rights Agreement, dated as of June 19, 2009, among Limited Brands, Inc., the guarantors named therein and J.P. Morgan Securities Inc., as representative of the initial purchasers, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 24, 2009.

4.11	Amendment and Restatement Agreement, dated as of March 8, 2010, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, as Administrative Agent, under the Amended and Restated Five-Year Revolving Credit Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004, March 22, 2006 and August 3, 2007, and February 19, 2009, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated March 8, 2010.

10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).**

10.2	The Limited Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.**

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.**

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.**

10.5	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).**

10.6	The 1993 Stock Option and Performance Incentive Plan (1996 Restatement) of the Company, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-04941).**

10.7	The 1997 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit B to the Company’s Proxy Statement dated April 14, 1997.**

10.8	Limited Brands, Inc. (formerly The Limited, Inc.) 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.**

10.9	Limited Brands, Inc. (formerly The Limited, Inc.) Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.**

10.10	Agreement dated as of May 3, 1999 among Limited Brands, Inc. (formerly The Limited, Inc.), Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.11	The 1998 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.**

10.12	The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.**

10.13	Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.**

10.14	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2003 Restatement) incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.**

10.15	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.**

10.16	Form of Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated December 8, 2004.**

10.17	Employment Agreement dated as of January 17, 2005 among Limited Brands, Inc., The Limited Service Corporation and Martyn Redgrave incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2005.**

10.18	Limited Brands, Inc. Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.19	Form of Amended and Restated Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.20	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.21	Employment Agreement dated as of November 24, 2006 among Limited Brands, Inc., Victoria’s Secret Direct, LLC, and Sharen Jester Turney incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.**

10.22	Employment Agreement effective as of April 9, 2007 among Limited Brands, Inc. and Stuart Burgdoerfer incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 11, 2007.**

10.23	Amendment to Employment Agreement dated as of March 28, 2008 among Limited Brands, Inc., and Sharen Jester Turney incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.**

10.24	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 Restatement) incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated September 10, 2009.**

10.25	Employment Agreement dated as of October 18, 2006 among Limited Brands, Inc., Bath & Body Works Brand Management, Inc., and Diane L. Neal and Amendment to Employment Agreement dated September 5, 2008 originally incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010**

12.	Computation of Ratio of Earnings to Fixed Charges.

14.	Code of Ethics—incorporated by reference to the definitive Proxy Statement to be filed on or about April [•], 2011.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

**	Identifies management contracts or compensatory plans or arrangements.
(b)	Exhibits.

The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2011

LIMITED BRANDS, INC. (registrant)

By	/S/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President, Chief Financial Officer *

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 29, 2011:

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