Form 10-Q
period 2011-04-30
LIMITED BRANDS INC
filed 2011-06-03
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 27, 2011
307,577,400 Shares

LIMITED BRANDS, INC.

*	The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2011” and “first quarter of 2010” refers to the thirteen week periods ending April 30, 2011 and May 1, 2010, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	First Quarter
	2011	2010
Net Sales	$2,217	$1,932
Costs of Goods Sold, Buying and Occupancy	(1,375)	(1,238)

Gross Profit	842	694
General, Administrative and Store Operating Expenses	(625)	(509)

Operating Income	217	185
Interest Expense	(55)	(61)
Interest Income	1	1
Other Income	86	62

Income Before Income Taxes	249	187
Provision for Income Taxes	84	74

Net Income	$165	$113

Net Income Per Basic Share	$0.52	$0.35

Net Income Per Diluted Share	$0.50	$0.34

Dividends Per Share	$0.20	$1.15

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	April 30, 2011	January 29, 2011	May 1, 2010
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,557	$1,130	$1,188
Accounts Receivable, Net	205	232	199
Inventories	1,075	1,032	1,098
Deferred Income Taxes	0	35	32
Other	327	163	170

Total Current Assets	3,164	2,592	2,687
Property and Equipment, Net	1,598	1,610	1,677
Goodwill	1,458	1,451	1,448
Trade Names and Other Intangible Assets, Net	601	592	600
Other Assets	194	206	180

Total Assets	$7,015	$6,451	$6,592

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$640	$545	$485
Accrued Expenses and Other	689	765	632
Income Taxes	60	194	18

Total Current Liabilities	1,389	1,504	1,135
Deferred Income Taxes	218	202	240
Long-term Debt	3,510	2,507	2,523
Other Long-term Liabilities	771	761	717

Shareholders’ Equity:
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	0	0	0
Common Stock - $0.50 par value; 1,000 shares authorized; 333, 329 and 325 shares issued; 308, 321, 325 shares outstanding, respectively	166	164	163
Paid-in Capital	213	164	40
Accumulated Other Comprehensive Income (Loss)	89	1	(1)
Retained Earnings	1,456	1,354	1,777
Less: Treasury Stock, at Average Cost; 25, 8 and 0 shares, respectively	(797)	(207)	(2)

Total Limited Brands, Inc. Shareholders’ Equity	1,127	1,476	1,977
Noncontrolling Interest	0	1	0

Total Equity	1,127	1,477	1,977

Total Liabilities and Equity	$7,015	$6,451	$6,592

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	First Quarter
	2011	2010
Operating Activities:
Net Income	$165	$113
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	98	97
Amortization of Landlord Allowances	(8)	(8)
Deferred Income Taxes	13	20
Share-based Compensation Expense	12	13
Excess Tax Benefits from Share-based Compensation	(19)	(5)
Gain on Sale of Express Common Stock	(86)	0
Gain on Distribution from Express	0	(49)
Changes in Assets and Liabilities:
Accounts Receivable	32	37
Inventories	(39)	(57)
Accounts Payable, Accrued Expenses and Other	(45)	(63)
Income Taxes Payable	(128)	(120)
Other Assets and Liabilities	(13)	(38)

Net Cash Used for Operating Activities	(18)	(60)

Investing Activities:
Capital Expenditures	(77)	(44)
Proceeds from Sale of Express Common Stock	99	0
Return of Capital from Express	0	49
Return of Capital from Limited Stores	0	7
Other Investing Activities	0	(1)

Net Cash Provided by Investing Activities	22	11

Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	981	0
Payments of Long-term Debt	0	(200)
Dividends Paid	(64)	(373)
Financing Costs	0	(13)
Repurchase of Common Stock	(556)	(2)
Excess Tax Benefits from Share-based Compensation	19	5
Proceeds From Exercise of Stock Options and Other	40	13

Net Cash Provided by (Used for) Financing Activities	420	(570)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	3	3
Net Increase (Decrease) in Cash and Cash Equivalents	427	(616)
Cash and Cash Equivalents, Beginning of Period	1,130	1,804

Cash and Cash Equivalents, End of Period	$1,557	$1,188

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Limited Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through specialty retail stores in the United States (“U.S.”) and Canada, which are primarily mall-based, and through its websites, catalogue and other channels. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Victoria’s Secret Pink

•	La Senza

•	Bath & Body Works

•	C. O. Bigelow

•	The White Barn Candle Company

•	Henri Bendel

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2011” and “first quarter of 2010” refers to the thirteen week periods ending April 30, 2011 and May 1, 2010, respectively.

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

Express

2010

Through May 12, 2010, the Company had a 25% ownership interest in Express and accounted for this investment under the equity method of accounting. On May 13, 2010, Express completed an initial public offering (“IPO”). Additionally, the Company sold a portion of its shares of common stock in Express in conjunction with the IPO. As a result, the Company’s ownership interest was diluted from 25% to 18%. The Company eliminated in consolidation 25% of gross merchandise sourcing revenue to Express through May 12, 2010 and eliminated 18% from May 13, 2010 through the end of the second quarter of 2010.

Based on the Company’s reduced ownership in Express, the resulting loss of contractual rights and the resignation of the Company’s seats on Express’ Board of Directors in August 2010, the Company concluded that it was no longer appropriate to account for its investment in Express using the equity method of accounting. Thus, at the beginning of the third quarter of 2010, the Company commenced accounting for its investment in Express using the cost method of accounting. As a result of the accounting change, the Company ceased recording equity income (loss) from Express in Other Income on the Consolidated Statement of Income and the Company also began recognizing 100% of gross merchandise sourcing revenue to Express.

2011

In April 2011, the Company sold a portion of its remaining shares of common stock in Express in an Express secondary offering, which reduced the Company’s ownership in Express to 8%. In April 2011, the Company also formally renounced its rights to its Express Board of Directors’ seat. As a result, the Company commenced accounting for its investment in Express using the available-for-sale method of accounting in the first quarter of 2011. Under the available-for-sale method of accounting, the fair market value of the Company’s investment in Express is marked-to-market at the end of each period based on the closing price of publicly traded Express shares. The related unrealized gain is included in accumulated other comprehensive income. Realized gains are recognized upon the disposition of the shares.

Limited Stores

Through June 9, 2010, the Company had a 25% ownership interest in Limited Stores. The Company accounted for this investment under the equity method of accounting and eliminated in consolidation 25% of gross merchandise sourcing revenue to Limited Stores equal to the Company’s ownership percentage. On June 10, 2010, the Company divested its remaining 25% ownership percentage in Limited Stores and resigned its seat on Limited Stores’ Board of Directors. Beginning June 10, 2010, the Company ceased recording equity income (loss) from Limited Stores and also began recognizing 100% of gross merchandise sourcing revenue to Limited Stores.

Interim Financial Statements

The Consolidated Financial Statements as of and for the quarter ended April 30, 2011 and May 1, 2010 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2010 Annual Report on Form 10-K.

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

Concentration of Credit Risk

The Company maintains cash and cash equivalents with various major financial institutions. Currently, the Company’s investment portfolio is comprised of U.S. and Canadian government obligations and AAA-rated money market funds, bank time deposits and highly rated commercial paper.

The Company monitors the relative credit standing of financial institutions and other entities with whom the Company transacts and limits the amount of credit exposure with any one entity. The Company also monitors the creditworthiness of entities to which the Company grants credit terms in the normal course of business and counterparties to derivative instruments.

2. New Accounting Pronouncements

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2010-06, which amends ASC 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which are effective for fiscal years and interim periods beginning after December 15, 2010. The Company adopted this guidance in the first quarter of 2010 except for the new disclosure regarding the activity in Level 3 measurements which was adopted in the first quarter of 2011. ASU 2010-06 did not have an impact on the Company’s financial statements or footnotes.

3. Earnings Per Share and Shareholders’ Equity

Earnings Per Share

Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2011 and 2010:

	First Quarter
	2011	2010
	(in millions)
Weighted-average Common Shares:
Issued Shares	330	323
Treasury Shares	(13)	0

Basic Shares	317	323
Effect of Dilutive Options and Restricted Stock	11	10

Diluted Shares	328	333

Anti-dilutive Options and Awards (a)	2	3

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity

Share Repurchases

Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the first quarter of 2011 and 2010:

	Amount Authorized	Shares Repurchased		Amount Repurchased
		2011	2010
	(in millions)	(in thousands)		(in millions)
March 2011 (a)	$500	13,241	NA	$481
November 2010 (b)	200	3,431	NA	109
March 2010 (c)	200	NA	85	2

Total Shares Repurchased		16,672	85

(a)	The March 2011 repurchase program had $19 million remaining as of April 30, 2011.
(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.
(c)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.
NA	Not applicable

For the March 2011 repurchase program, $33 million of share repurchases were reflected in Accounts Payable on the April 30, 2011 Consolidated Balance Sheet and were settled in May 2011. There were no share repurchases reflected in accounts payable as of May 1, 2010.

Subsequent to April 30, 2011, the Company completed the March 2011 repurchase program and the Company’s Board of Directors approved a new $500 million share repurchase program in conjunction with the completion of the March 2011 repurchase program. Subsequent to April 30, 2011, the Company repurchased an additional 1.8 million shares of common stock for $75 million under the two repurchase programs.

Dividends

In March 2010, the Company’s Board of Directors declared a special dividend of $1 per share. The special dividend, totaling $325 million, was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010. In accordance with the anti-dilutive provisions of the 1993 Stock Option and Performance Incentive Plan, the Company adjusted both the exercise price and the number of share-based awards outstanding as of the record date of the special dividend. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustment. Therefore, no compensation expense was recognized.

In January 2011, the Company’s Board of Directors declared its first quarter 2011 common stock dividend of $0.20 per share. The dividend totaling $64 million was paid on March 11, 2011. This is a $0.05 increase from the Company’s previous quarterly dividends.

Subsequent to April 30, 2011, the Company’s Board of Directors declared a special dividend of $1 per share. The special dividend, estimated to total $310 million, will be distributed on July 1, 2011 to shareholders of record at the close of business on June 17, 2011. Consistent with the March 2010 special dividend, the Company will adjust both the exercise price and the number of share-based awards outstanding as of the record date.

4. Inventories

The following table provides details of inventories as of April 30, 2011, January 29, 2011 and May 1, 2010:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in millions)
Finished Goods Merchandise	$1,000	$956	$1,035
Raw Materials and Merchandise Components	75	76	63

Total Inventories	$1,075	$1,032	$1,098

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net

The following table provides details of property and equipment, net as of April 30, 2011, January 29, 2011 and May 1, 2010:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in millions)
Property and Equipment, at Cost	$4,225	$4,183	$4,054
Accumulated Depreciation and Amortization	(2,627)	(2,573)	(2,377)

Property and Equipment, Net	$1,598	$1,610	$1,677

Depreciation expense was $97 million and $95 million for the first quarter of 2011 and 2010, respectively.

6. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for the first quarter of 2011:

	Victoria’s Secret (a)	Bath & Body Works	Total
	(in millions)
Balance as of January 29, 2011	$823	$628	$1,451
Foreign Currency Translation	7	0	7

Balance as of April 30, 2011	$830	$628	$1,458

(a)	Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.

The following table provides the rollforward of goodwill for the first quarter of 2010:

	Victoria’s Secret (a)	Bath & Body Works	Total
	(in millions)
Balance as of January 30, 2010	$814	$628	$1,442
Foreign Currency Translation	6	0	6

Balance as of May 1, 2010	$820	$628	$1,448

(a)	Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.

Intangible Assets – Indefinite Lives

Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $586 million as of April 30, 2011, $576 million as of January 29, 2011 and $573 million as of May 1, 2010 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets – Finite Lives

Intangible assets with finite lives represent intellectual property, certain trademarks, licensing agreements, customer relationships and favorable operating leases. These assets totaled $15 million as of April 30, 2011, $16 million as of January 29, 2011 and $27 million as of May 1, 2010 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. Amortization expense was $1 million and $2 million for the first quarter of 2011 and 2010, respectively. Estimated future annual amortization expense will be approximately $5 million for the remainder of 2011, $3 million in both 2012 and 2013 and $2 million in both 2014 and 2015.

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

The Company recognized merchandise sourcing revenue from Express of $84 million and $64 million in the first quarter of 2011 and 2010, respectively. The 2010 amount is net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage through the first quarter of 2010. The Company’s accounts receivable from Express for merchandise sourcing and other services provided totaled $62 million as of April 30, 2011, $74 million as of January 29, 2011 and $68 million as of May 1, 2010.

In March 2010, Express completed a cash distribution to its owners and the Company received $57 million. The Company’s portion representing a return on capital was $8 million and is included in Other Assets and Liabilities within the Operating Activities section of the 2010 Consolidated Statement of Cash Flows. The remaining portion representing a return of capital was $49 million and is included in Return of Capital from Express within the Investing Activities section of the 2010 Consolidated Statement of Cash Flows. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $49 million was recorded. The pre-tax gain is included in Other Income on the 2010 Consolidated Statement of Income.

On May 13, 2010, Express completed an IPO and the Company sold 1.3 million shares of its common stock in Express for $20 million. As a result, the Company’s ownership interest was diluted from 25% to 18% and the carrying value of the Company’s remaining investment was increased to reflect the proportional impact of the IPO. As a result of these events, the Company recognized a pre-tax gain of $52 million.

Based on the Company’s reduced ownership in Express, the resulting loss of contractual rights and the resignation of the Company’s seats on Express’ Board of Directors in August 2010, the Company concluded that it was no longer appropriate to account for its investment in Express using the equity method of accounting. Thus, at the beginning of the third quarter of 2010, the Company commenced accounting for its investment in Express using the cost method of accounting because the Company’s shares of Express’ common stock were subject to certain market and contractual restrictions. As a result of the accounting change, the Company ceased recording equity income (loss) from Express in Other Income on the Consolidated Statement of Income and the Company also began recognizing 100% of gross merchandise sourcing revenue to Express.

On December 15, 2010, Express completed a secondary offering and the Company sold an additional 3.6 million shares of its common stock in Express for $52 million. As a result, the Company’s ownership interest was reduced from 18% to 14% and the Company recognized a pre-tax gain of $45 million. Express also completed a cash dividend to its owners in December 2010 and the Company received $7 million. As a result of the dividend, the Company recognized a pre-tax gain of $7 million.

On April 12, 2011, the Company sold 5.5 million shares of its common stock in Express for $99 million. As a result, the Company’s ownership interest was reduced from 14% to 8% and the Company recognized a pre-tax gain of $86 million, which is included in Other Income on the 2011 Consolidated Statement of Income. On April 21, 2011, the Company also formally renounced its rights to its Express Board of Directors’ seat. As a result, the Company commenced accounting for its investment in Express using the available-for-sale method of accounting in the first quarter of 2011.

The Company’s investment carrying value under the available-for-sale method of accounting is $156 million and is included in Other Current Assets on the April 30, 2011 Consolidated Balance Sheet. The unrealized gain recognized under the available-for-sale method of accounting of $140 million is included in Accumulated Other Comprehensive Income (Loss) on the April 30, 2011 Consolidated Balance Sheet. The Company’s investment carrying value under the cost method of accounting was $29 million as of January 29, 2011. The Company’s investment carrying value under the equity method of accounting was $5 million as of May 1, 2010. These amounts are included in Other Assets on the 2010 Consolidated Balance Sheets.

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

The Company recognized merchandise sourcing revenue from Limited Stores of $25 million and $15 million in the first quarter of 2011 and 2010, respectively. The 2010 amount is net of the elimination of 25% of the gross merchandise sourcing revenue consistent with the Company’s ownership percentage through the first quarter of 2010. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided totaled $13 million as of April 30, 2011, $9 million as of January 29, 2011 and $8 million as of May 1, 2010.

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

In June 2010, the Company completed the divestiture of its remaining 25% ownership interest in Limited Stores and resigned its seat on Limited Stores’ Board of Directors. The Company received pre-tax net cash proceeds of $32 million from the divestiture. The Company recorded a pre-tax gain on the divestiture of $20 million ($42 million net of related tax benefits). The Company ceased recording equity income (loss) from Limited Stores in Other Income on the Consolidated Statement of Income. The Company also began recognizing 100% of gross merchandise sourcing revenue to Limited Stores following the divestiture. The Company’s investment carrying value for Limited Stores was $12 million as of May 1, 2010 and is included in Other Assets on the Consolidated Balance Sheet.

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $70 million as of April 30, 2011, $69 million as of January 29, 2011 and $66 million as of May 1, 2010 and are recorded in Other Assets on the Consolidated Balance Sheets.

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

For the first quarter of 2011, the Company’s effective tax rate was 33.6% as compared to 39.8% in the first quarter of 2010. The first quarter of 2011 was lower than our combined estimated federal and state rate of 38.5% primarily due to favorable resolution of certain tax matters.

Income taxes paid were approximately $215 million and $169 million for the first quarter of 2011 and 2010, respectively. The current income tax liability included net current deferred tax liabilities of $17 million as of April 30, 2011 and $2 million as of January 29, 2011 and May 1, 2010.

9. Long-term Debt

The following table provides the Company’s long-term debt balance as of April 30, 2011, January 29, 2011 and May 1, 2010:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in millions)
Senior Secured Debt
5.30% Mortgage due August 2010	$0	$0	$2

Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$1,000	$0	$0
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	487	486	485
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	0

Total Senior Unsecured Debt with Subsidiary Guarantee	$1,887	$886	$485

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$700	$699	$699
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	216	215	499
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	58	58	191

Total Senior Unsecured Debt	$1,623	$1,621	$2,038

Total	$3,510	$2,507	$2,525
Current Portion of Long-term Debt	0	0	(2)

Total Long-term Debt, Net of Current Portion	$3,510	$2,507	$2,523

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of April 30, 2011.
(b)	The principal balance outstanding was $213 million as of both April 30, 2011 and January 29, 2011 and $500 million as of May 1, 2010. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $3 million and $2 million as of April 30, 2011 and January 29, 2011, respectively.
(c)	The principal balance outstanding was $57 million as of both April 30, 2011 and January 29, 2011 and $191 million as of May 1, 2010. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of both April 30, 2011 and January 29, 2011.

Issuance of Notes

2011

In March 2011, the Company issued $1 billion of 6.625% notes due in April 2021 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $981 million, which included transaction costs of $19 million. These transaction costs are being amortized through the maturity date of April 2021 and are included within Other Assets on the April 30, 2011 Consolidated Balance Sheet.

2010

In May 2010, the Company issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $390 million, which included transaction costs of $10 million. These transaction costs are being amortized through the maturity date of May 2020 and are included within Other Assets on the April 30, 2011 and January 29, 2011 Consolidated Balance Sheets.

Repurchase of Notes

In May 2010, the Company used a portion of the proceeds from the 2020 Notes to repurchase $134 million of the Company’s 2012 Notes for $144 million. The Company used the remaining portion of the proceeds from the 2020 Notes to repurchase $266 million of the 2014 Notes for $277 million. The loss on extinguishment of this debt was $25 million.

In August 2010, the Company repurchased $20 million and $1 million of 2014 Notes and 2012 Notes, respectively, through open-market transactions.

Revolving Facility

The Company maintains an $800 million revolving facility (“Revolving Facility”). Fees payable under the Revolving Facility are based on the Company’s long-term credit ratings and are currently 0.50% of the committed and unutilized amounts per year and 3.0% on any outstanding borrowings or letters of credit.

The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio above 1.75 to 1.0 and a consolidated debt to consolidated EBITDA ratio below 4.5 to 1.0 from the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011 and 4.0 to 1.0 thereafter. In addition, these financial covenants provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists. As of April 30, 2011, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.0 to 1.0.

As of April 30, 2011, there were no borrowings outstanding under the Revolving Facility.

Letters of Credit

The Revolving Facility supports the Company’s letter of credit program. The Company had $27 million of outstanding letters of credit as of April 30, 2011 that reduce its remaining availability under its credit agreements.

Term Loan and Participating Interest Rate Swap Arrangements

In March 2010, the Company prepaid $200 million of a term loan. In conjunction with the term loan prepayment, the Company terminated participating interest rate swap arrangements totaling $200 million. For additional information, see Note 10, “Derivative Instruments.”

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of April 30, 2011, January 29, 2011 and May 1, 2010:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in millions)
Other Long-term Liabilities	$85	$57	$47

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for 2011 and 2010:

		First Quarter
	Location	2011	2010
		(in millions)
(Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(28)	$(13)
Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	28	23

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk

Interest Rate Designated Cash Flow Hedges

In March 2010, the Company prepaid a $200 million term loan. In conjunction with the term loan pre-payment, the Company terminated participating interest rate swap arrangements totaling $200 million resulting in a realized loss of $10 million. This realized loss was expensed in Interest Expense on the 2010 Consolidated Statement of Income as there are no future cash flows associated with these terminated swap arrangements.

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of April 30, 2011 and January 29, 2011:

	April 30, 2011	January 29, 2011
	(in millions)
Other Assets	$5	$3

11. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of April 30, 2011, January 29, 2011 and May 1, 2010:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in millions)
Carrying Value	$3,510	$2,507	$2,525
Fair Value (a)	3,721	2,638	2,604

(a)	The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The authoritative guidance included in ASC Topic 820, Fair Value Measurements and Disclosure, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of April 30, 2011, January 29, 2011 and May 1, 2010:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of April 30, 2011
Assets:
Cash and Cash Equivalents	$1,557	$0	$0	$1,557
Available-for-sale Investment	156	0	0	156
Interest Rate Designated Fair Value Hedges	0	5	0	5

Liabilities:
Cross-currency Cash Flow Hedges	0	85	0	85
Lease Guarantees	0	0	6	6

As of January 29, 2011
Assets:
Cash and Cash Equivalents	$1,130	$0	$0	$1,130
Interest Rate Designated Fair Value Hedges	0	3	0	3

Liabilities:
Cross-currency Cash Flow Hedges	0	57	0	57
Lease Guarantees	0	0	6	6

As of May 1, 2010
Assets:
Cash and Cash Equivalents	$1,188	$0	$0	$1,188

Liabilities:
Cross-currency Cash Flow Hedges	0	47	0	47
Lease Guarantees	0	0	8	8

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

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for 2011 and 2010:

	First Quarter
	2011	2010
	(in millions)
Beginning Balance	$6	$9
Change in Estimated Fair Value Reported in Earnings	0	(1)

Ending Balance	$6	$8

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

12. Comprehensive Income (Loss)

The following table provides detail for other comprehensive income (loss) for first quarter 2011 and 2010:

	First Quarter
	2011	2010
	(in millions)
Net Income	$165	$113
Other Comprehensive Income (Loss):
Foreign Currency Translation	(2)	(2)
Unrealized Loss on Cash Flow Hedges	(28)	(13)
Reclassification of Cash Flow Hedges to Earnings	29	30
Unrealized Gain on Available-for-sale Investment	89	0

Total Comprehensive Income	$253	$128

The following table provides additional detail regarding the composition of accumulated other comprehensive income (loss) as of April 30, 2011, January 29, 2011 and May 1, 2010:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in millions)
Foreign Currency Translation	$(9)	$(7)	$(8)
Cash Flow Hedges	9	8	7
Available-for-sale Investment	89	0	0

Total Accumulated Other Comprehensive Income (Loss)	$89	$1	$(1)

The components of other comprehensive income (loss) and accumulated other comprehensive income (loss) above are presented net of tax as applicable.

13. Commitments and Contingencies

In April 2011, the Company made a pledge of $50 million to The Limited Brands Foundation in order to fund the Company’s charitable activities on a multi-year basis. This commitment is included in Accrued Expenses and Other on the April 30, 2011 Consolidated Balance Sheet and the related expense is included in General, Administrative and Store Operating Expenses on the 2011 Consolidated Statement of Income.

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

On November 6, 2009, a class action (International Brotherhood of Electrical Workers Local 697 Pension Fund v. Limited Brands, Inc. et al.) was filed against the Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Limited Brands common stock between August 22, 2007 and February 28, 2008. On August 24, 2010, the Company filed a motion to dismiss. On March 29, 2011, the United States District Court of the Southern District of Ohio dismissed the case with prejudice. The plaintiffs did not appeal the decision and therefore the case is now concluded.

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $89 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with generally accepted accounting principles (“U.S. GAAP”) in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New

York & Company totaled $62 million as of April 30, 2011, $65 million as of January 29, 2011 and $80 million as of May 1, 2010. The estimated fair value of these guarantee obligations was $6 million as of April 30, 2011, $6 million as of January 29, 2011 and $8 million as of May 1, 2010, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company’s guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of April 30, 2011, January 29, 2011 and May 1, 2010.

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

The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $14 million and $13 million for the first quarter of 2011 and 2010, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for both the first quarter of 2011 and 2010.

15. Segment Information

The Company has two reportable segments: Victoria’s Secret and Bath & Body Works.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret, Victoria’s Secret Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue. Through its website and catalogue, certain Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and stores with licensing arrangements or franchise relationships in 42 other countries. La Senza products may also be purchased through its website, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products under the Bath & Body Works, C.O. Bigelow, White Barn Candle Company and other brand names. Bath & Body Works merchandise is sold at retail stores and through its website, www.bathandbodyworks.com.

Other consists of the following:

•	Henri Bendel, a chain of specialty stores which feature accessories and personal care products;

•	Mast Global, a merchandise sourcing and production function serving the Company’s internal brands as well as third-party customers;

•	International retail, franchise and wholesale operations (excluding La Senza), which include the Company’s Bath & Body Works and Victoria’s Secret stores in Canada; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for first quarter 2011 and 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2011
Net Sales	$1,444	$480	$293	$2,217
Operating Income (Loss)	240	54	(77)	217

2010
Net Sales	$1,264	$430	$238	$1,932
Operating Income (Loss)	167	38	(20)	185

The Company’s international sales, including La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and direct sales shipped internationally, totaled $190 million and $146 million for first quarter of 2011 and 2010, respectively.

16. Subsequent Events

On May 5, 2011, the Company’s Board of Directors authorized a share repurchase program of $500 million in conjunction with the completion of the March 2011 repurchase program. In addition, on May 31, 2011, the Company declared a special dividend of $1 per share which is estimated to total $310 million. For additional information, see Note 3, “Earnings Per Share and Shareholders’ Equity.”

17. Supplemental Guarantor Financial Information

The Company’s 2019 Notes, 2020 Notes and 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s wholly owned subsidiaries. The Company is a holding company and its most significant assets are the stock of its subsidiaries. The guarantors represent (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.

The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of April 30, 2011, January 29, 2011 and May 1, 2010 and the Condensed Consolidating Statements of Income and Cash Flows for the periods ended April 30, 2011 and May 1, 2010.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(Unaudited)

	April 30, 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$0	$1,126	$431	$0	$1,557
Accounts Receivable, Net	5	165	35	0	205
Inventories	0	867	208	0	1,075
Deferred Income Taxes	0	0	0	0	0
Other	0	123	205	(1)	327

Total Current Assets	5	2,281	879	(1)	3,164
Property and Equipment, Net	0	916	682	0	1,598
Goodwill	0	1,318	140	0	1,458
Trade Names and Other Intangible Assets, Net	0	411	190	0	601
Net Investments in and Advances to/from Consolidated Affiliates	4,548	17,639	5,005	(27,192)	0
Other Assets	193	45	603	(647)	194

Total Assets	$4,746	$22,610	$7,499	$(27,840)	$7,015

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$35	$336	$269	$0	$640
Accrued Expenses and Other	70	345	274	0	689
Income Taxes	(1)	41	20	0	60

Total Current Liabilities	104	722	563	0	1,389
Deferred Income Taxes	(6)	35	189	0	218
Long-term Debt	3,510	597	35	(632)	3,510
Other Long-term Liabilities	11	565	209	(14)	771
Total Equity	1,127	20,691	6,503	(27,194)	1,127

Total Liabilities and Equity	$4,746	$22,610	$7,499	$(27,840)	$7,015

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

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

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

(Unaudited)

	First Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$2,061	$725	$(569)	$2,217
Costs of Goods Sold, Buying and Occupancy	0	(1,285)	(626)	536	(1,375)

Gross Profit	0	776	99	(33)	842
General, Administrative and Store Operating Expenses	(2)	(578)	(76)	31	(625)

Operating Income (Loss)	(2)	198	23	(2)	217
Interest Expense	(54)	(9)	(3)	11	(55)
Interest Income	0	3	0	(2)	1
Other Income (Expense)	0	1	85	0	86

Income (Loss) Before Income Taxes	(56)	193	105	7	249
Provision (Benefit) for Income Taxes	0	39	45	0	84
Equity in Earnings, Net of Tax	221	314	306	(841)	0

Net Income (Loss)	$165	$468	$366	$(834)	$165

	First Quarter 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$1,839	$528	$(435)	$1,932
Costs of Goods Sold, Buying and Occupancy	0	(1,213)	(426)	401	(1,238)

Gross Profit	0	626	102	(34)	694
General, Administrative and Store Operating Expenses	(1)	(481)	(65)	38	(509)

Operating Income (Loss)	(1)	145	37	4	185
Interest Expense	(60)	0	(3)	2	(61)
Interest Income	0	3	0	(2)	1
Other Income (Expense)	0	0	62	0	62

Income (Loss) Before Income Taxes	(61)	148	96	4	187
Provision (Benefit) for Income Taxes	0	31	43	0	74
Equity in Earnings, Net of Tax	174	142	22	(338)	0

Net Income (Loss)	$113	$259	$75	$(334)	$113

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	First Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$1	$29	$(48)	$0	$(18)

Investing Activities:
Capital Expenditures	0	(40)	(37)	0	(77)
Proceeds from Sale of Express Common Stock	0	0	99	0	99

Net Cash Provided by (Used for) Investing Activities	0	(40)	62	0	22

Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	981	0	0	0	981
Dividends Paid	(64)	0	0	0	(64)
Repurchase of Common Stock	(556)	0	0	0	(556)
Excess Tax Benefits from Share-based Compensation	0	15	4	0	19
Net Financing Activities and Advances to/from Consolidated Affiliates	(402)	421	(19)	0	0
Proceeds from Exercise of Stock Options and Other	40	0	0	0	40

Net Cash Provided by (Used for) Financing Activities	(1)	436	(15)	0	420

Effects of Exchange Rate Changes on Cash and Cash Equivalents	0	0	3	0	3
Net Increase (Decrease) in Cash and Cash Equivalents	0	425	2	0	427
Cash and Cash Equivalents, Beginning of Period	0	701	429	0	1,130

Cash and Cash Equivalents, End of Period	$0	$1,126	$431	$0	$1,557

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

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of April 30, 2011 and May 1, 2010, and the related consolidated statements of income and cash flows for the thirteen week periods ended April 30, 2011 and May 1, 2010. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of January 29, 2011, and the related consolidated statements of income, total equity, and cash flows for the year then ended (not presented herein), and in our report dated March 18, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 29, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Columbus, Ohio

June 3, 2011

SAFE HARBOR STATEMENT UNDER THE PRIVATE

SECURITIES LITIGATION ACT OF 1995

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Limited Brands, Inc. cautions any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

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

We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K.

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

Executive Overview

We had strong performance in the first quarter of 2011 despite a retail environment that continues to be uncertain. Our net sales increased $285 million to $2.217 billion driven by a comparable store sales increase of 15%. Our operating income increased $32 million to $217 million and our operating income rate improved from 9.6% to 9.8%. Our first quarter 2011 operating income includes a $50 million expense associated with a pledge to our charitable foundation to fund our charitable activities on a multi-year basis. For additional information related to our first quarter 2011 financial performance, see “Results of Operations.”

Additionally in the first quarter of 2011, we issued $1 billion of 6.625% notes due in April 2021 and repurchased $590 million of common stock. For additional information, see “Financial Condition.”

The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance in terms of the financial management of our business. We will continue to manage our business carefully and we focus on the execution of the retail fundamentals including bringing compelling merchandise assortments, marketing and store experiences to our customers.

Store Data

The following table compares the first quarter of 2011 store data to the first quarter of 2010:

Sales Per Average Selling Square Foot	2011	2010	% Change
Victoria’s Secret Stores U.S.	$163	$137	19%
Bath & Body Works U.S.	118	106	11%
La Senza (a) (b)	83	85	(2%)

Sales per Average Store (in thousands)
Victoria’s Secret Stores U.S.	$963	$796	21%
Bath & Body Works U.S.	279	251	11%
La Senza (a) (b)	275	285	(3%)

Average Store Size (selling square feet)
Victoria’s Secret Stores U.S.	5,907	5,826	1%
Bath & Body Works U.S.	2,372	2,370	0%
La Senza (b)	3,319	3,373	(2%)

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores U.S.	6,031	6,059	0%
Bath & Body Works U.S.	3,802	3,842	(1%)
La Senza (b)	830	867	(4%)

(a)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.
(b)	Metric excludes independently owned stores operated by licensees and franchisees.

The following table compares the first quarter of 2011 store data to the first quarter of 2010:

Number of Stores (a)	2011	2010
Victoria’s Secret U.S.
Beginning of Period	1,028	1,040
Opened	1	3
Closed	(8)	(3)

End of Period	1,021	1,040

Bath & Body Works U.S.
Beginning of Period	1,606	1,627
Opened	0	2
Closed	(3)	(8)

End of Period	1,603	1,621

La Senza
Beginning of Period	252	258
Opened	0	0
Closed	(2)	(1)

End of Period	250	257

Bath & Body Works Canada
Beginning of Period	59	31
Opened	0	5
Closed	0	0

End of Period	59	36

Victoria’s Secret Canada
Beginning of Period	12	4
Opened	0	0
Closed	0	0

End of Period	12	4

Henri Bendel
Beginning of Period	11	11
Opened	0	0
Closed	0	0

End of Period	11	11

Total
Beginning of Period	2,968	2,967
Opened	1	14
Closed	(13)	(12)

End of Period	2,956	2,969

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

Results of Operations

First Quarter of 2011 Compared to First Quarter of 2010

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the first quarter of 2011 in comparison to the first quarter of 2010:

			Operating Income Rate
	2011	2010	2011	2010
First Quarter	(in millions)
Victoria’s Secret	$240	$167	16.6%	13.2%
Bath & Body Works	54	38	11.3%	8.8%
Other (a) (b)	(77)	(20)	(26.3%)	(8.4%)

Total Operating Income	$217	$185	9.8%	9.6%

(a)	Includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.
(b)	2011 includes a $50 million pledge to our charitable foundation to fund our charitable activities on a multi-year basis.

For the first quarter of 2011, operating income increased $32 million to $217 million and the operating income rate increased to 9.8% from 9.6%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the first quarter of 2011 in comparison to the first quarter of 2010:

	2011	2010	% Change
First Quarter	(in millions)
Victoria’s Secret Stores	$987	$828	19%
La Senza	88	86	2%
Victoria’s Secret Direct	369	350	5%

Total Victoria’s Secret	1,444	1,264	14%
Bath & Body Works	480	430	12%
Other (a)	293	238	23%

Total Net Sales	$2,217	$1,932	15%

(a)	Includes Mast Global, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for the first quarter of 2011 to the first quarter of 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
First Quarter	(in millions)
2010 Net Sales	$1,264	$430	$238	$1,932
Comparable Store Sales	149	43	0	192
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	7	(3)	25	29
Foreign Currency Translation	5	0	2	7
Direct Channels	19	10	0	29
Mast Global Third-party Sales and Other	0	0	28	28

2011 Net Sales	$1,444	$480	$293	$2,217

The following table compares the first quarter of 2011 comparable store sales to the first quarter of 2010:

First Quarter	2011	2010
Victoria’s Secret Stores	19%	12%
La Senza	(4%)	3%

Total Victoria’s Secret	17%	12%
Bath & Body Works	11%	7%

Total Comparable Store Sales (a)	15%	10%

(a)	Includes Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For the first quarter of 2011, our net sales increased $285 million to $2.217 billion and comparable store sales increased 15%. The increase in our net sales was primarily driven by the following:

Victoria’s Secret

For the first quarter of 2011, net sales increased $180 million to $1.444 billion and comparable store sales increased 17%. The increase in net sales was primarily driven by the following:

•

At Victoria’s Secret Stores, net sales increased across most categories including Pink, core lingerie, swimwear and beauty driven by a compelling merchandise assortment that incorporated newness, innovation and fashion;

•	At Victoria’s Secret Direct, net sales increased 5% with increases across most categories including intimates and swimwear driven by a compelling merchandise assortment; and

•	At La Senza, net sales increased primarily due to favorable currency translation and an increase in the international licensee business partially offset by a decline in the Canadian retail business.

The increase in comparable store sales was primarily driven by a significant increase in total transactions and higher average dollar sales at Victoria’s Secret Stores.

Bath & Body Works

For the first quarter of 2011, net sales increased $50 million to $480 million and comparable store sales increased 11%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection (including the re-launch of the men’s line), home fragrance and antibacterial categories which all incorporated newness and innovation. The increase in comparable store sales was driven by an increase in total transactions and average dollar sales.

Other

For the first quarter of 2011, net sales increased $55 million to $293 million primarily related to new Victoria’s Secret and Bath & Body Works stores in Canada and an increase in third-party sales at Mast Global due to recognizing 100% of gross merchandise sourcing revenue to Express and Limited Stores in the first quarter of 2011. For additional information, see Note 7, “Equity Investments and Other.”

Gross Profit

For the first quarter of 2011, our gross profit increased $148 million to $842 million and our gross profit rate (expressed as a percentage of net sales) increased to 38.0% from 35.9%, primarily driven by the following:

Victoria’s Secret

For the first quarter of 2011, the increase in gross profit was primarily driven by the following:

•

At Victoria’s Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and store related activity; and

•	At Victoria’s Secret Direct, gross profit increased primarily due to higher merchandise margin dollars as a result of the increase in net sales and a decrease in promotional activity.

The increase in the gross profit rate was driven primarily by leverage on buying and occupancy expenses at Victoria’s Secret Stores and an increase in the merchandise margin rate at Victoria’s Secret Direct.

Bath & Body Works

For the first quarter of 2011, the increase in gross profit was driven by higher merchandise margin dollars related to the increase in net sales and a decrease in cost of goods sold due to cost reductions. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales.

The increase in the gross profit rate was driven by an increase in the merchandise margin rate due to the factors cited above. In addition, the buying and occupancy expense rate decreased due to leverage associated with the increase in net sales.

Other

For the first quarter of 2011, the gross profit increase was primarily driven by net sales increases in our Canadian Victoria’s Secret and Bath & Body Works stores. The gross profit rate decreased primarily as a result of recognizing 100% of Mast Global’s sales to Express and Limited Stores in the first quarter of 2011 and an increase in buying and occupancy costs related to certain legal reserves.

General, Administrative and Store Operating Expenses

For the first quarter of 2011, our general, administrative and store operating expenses increased $116 million to $625 million primarily driven by:

•	a $50 million pledge to our charitable foundation to fund our charitable activities on a multi-year basis;

•	an increase in store selling expenses related to higher sales and other investments to improve the customer experience; and

•	an increase in marketing expense associated with initiatives to drive sales.

The general, administrative and store operating expense rate increased to 28.2% from 26.4% due to deleverage associated with the $50 million pledge expense.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2011 and 2010:

First Quarter	2011	2010
Average daily borrowings (in millions)	$2,954	$2,659
Average borrowing rate (in percentages)	6.98%	6.75%

For the first quarter of 2011, our interest expense decreased $6 million to $55 million due to $10 million of expense recognized in 2010 associated with terminating our remaining participating interest rate swap arrangements, partially offset by an increase in average borrowings related to the March 2011 $1 billion note issuance and an increase in the average borrowing rate.

Other Income

For the first quarter of 2011, our other income increased $24 million to $86 million primarily driven by an $86 million gain related to the sale of a portion of our shares of Express, Inc. common stock. In the first quarter of 2010, we recorded a $49 million gain related to a $57 million cash distribution from Express in March 2010. In addition, we ceased recognition of equity method income from Express beginning in the third quarter of 2010 as a result of the change in accounting methodologies and we ceased recognition of equity method income from Limited Stores beginning in the second quarter of 2010 in conjunction with the divestiture of our remaining ownership interest.

Provision for Income Taxes

For the first quarter of 2011, our effective tax rate was 33.6% as compared to 39.8% in the first quarter of 2010. The first quarter of 2011 was lower than our combined estimated federal and state rate of 38.5% primarily due to favorable resolution of certain tax matters.

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

The following table provides our long-term debt balance as of April 30, 2011, January 29, 2011 and May 1, 2010:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in millions)
Senior Secured Debt
5.30% Mortgage due August 2010	$0	$0	$2

Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$1,000	$0	$0
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	487	486	485
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	0

Total Senior Unsecured Debt with Subsidiary Guarantee	$1,887	$886	$485

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$700	$699	$699
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	216	215	499
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	58	58	191

Total Senior Unsecured Debt	$1,623	$1,621	$2,038

Total	$3,510	$2,507	$2,525
Current Portion of Long-term Debt	0	0	(2)

Total Long-term Debt, Net of Current Portion	$3,510	$2,507	$2,523

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of April 30, 2011.
(b)	The principal balance outstanding was $213 million as of both April 30, 2011 and January 29, 2011 and $500 million as of May 1, 2010. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $3 million and $2 million as of April 30, 2011 and January 29, 2011, respectively.
(c)	The principal balance outstanding was $57 million as of both April 30, 2011 and January 29, 2011 and $191 million as of May 1, 2010. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of both April 30, 2011 and January 29, 2011.

Issuance of Notes

2011

In March 2011, we issued $1 billion of 6.625% notes due in April 2021 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $981 million, which included transaction costs of $19 million.

2010

In May 2010, we issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $390 million, which included transaction costs of $10 million.

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

Revolving Facility

We maintain an $800 million Revolving Facility. Fees payable under the Revolving Facility are based on our long-term credit ratings and are currently 0.50% of the committed and unutilized amounts per year and 3.0% on any outstanding borrowings or letters of credit.

The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio above 1.75 to 1.0 and a debt to EBITDA ratio below 4.5 to 1.0 from the fourth quarter of fiscal year 2010 through the third quarter of fiscal year 2011 and 4.0 to 1.0 thereafter. In addition, these financial covenants provide that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.0 to 1.0 and (b) no default or event of default exists. As of April 30, 2011, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.0 to 1.0.

As of April 30, 2011, there were no borrowings outstanding under the Revolving Facility.

Letters of Credit

The Revolving Facility supports our letter of credit program. We had $27 million of outstanding letters of credit as of April 30, 2011 that reduce our remaining availability under our credit agreements.

Term Loan and Participating Interest Rate Swap Arrangements

In March 2010, we prepaid a $200 million term loan. In conjunction with the term loan, we terminated participating interest rate swap arrangements totaling $200 million. For additional information, see Note 10, “Derivative Instruments.”

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

For additional information, see Note 10, “Derivative Instruments.”

Working Capital and Capitalization

We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of April 30, 2011, January 29, 2011 and May 1, 2010:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in millions)
Cash Provided by (Used for) Operating Activities (a)	$(18)	$1,284	$(60)
Capital Expenditures (a)	77	274	44
Working Capital	1,775	1,088	1,552

Capitalization:
Long-term Debt	3,510	2,507	2,523
Shareholders’ Equity	1,127	1,476	1,977

Total Capitalization	4,637	3,983	4,500
Remaining Amounts Available Under Credit Agreements (b)	773	755	847

(a)	The January 29, 2011 amounts represent a twelve-month period and the April 30, 2011 and May 1, 2010 amounts represent three-month periods.
(b)	Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $27 million as of April 30, 2011, $45 million as of January 29, 2011 and $80 million as of May 1, 2010.

Credit Ratings

The following table provides our credit ratings as of April 30, 2011:

	Moody’s	S&P	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB+	BB
Outlook	Stable	Negative	Stable

Our borrowing costs under our Revolving Facility are linked to our credit ratings at S&P and Moody’s, and if we receive an upgrade or downgrade to our corporate credit ratings by S&P or Moody’s, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Revolving Facility by certain of our subsidiaries (such subsidiaries, the “Guarantors”) and the security interests granted in our and the Guarantors' collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Revolving Facility on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

Common Stock Share Repurchases

Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the first quarter of 2011 and 2010:

	Amount Authorized	Shares Repurchased		Amount Repurchased
		2011	2010
	(in millions)	(in thousands)		(in millions)
March 2011 (a)	$500	13,241	NA	$481
November 2010 (b)	200	3,431	NA	109
March 2010 (c)	200	NA	85	2

Total Shares Repurchased		16,672	85

(a)	The March 2011 repurchase program had $19 million remaining as of April 30, 2011.
(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.
(c)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.
NA	Not applicable

Subsequent to April 30, 2011, we completed the March 2011 repurchase program and our Board of Directors approved a new $500 million share repurchase program in conjunction with the completion of the March 2011 repurchase program. Subsequent to April 30, 2011, we repurchased an additional 1.8 million shares of common stock for $75 million under the two repurchase programs.

Dividend Policy and Procedures

In March 2010, our Board of Directors declared a special dividend of $1 per share. The special dividend, totaling $325 million, was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010.

In January 2011, our Board of Directors declared a first quarter 2011 common stock dividend of $0.20 per share. The dividend totaling $64 million was paid on March 11, 2011. This is a $0.05 increase from our previous quarterly dividends.

Subsequent to April 30, 2011, our Board of Directors declared a special dividend of $1 per share. The special dividend, estimated to total $310 million, will be distributed on July 1, 2011 to shareholders of record at the close of business on June 17, 2011.

Our Board of Directors will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time.

Cash Flow

The following table provides a summary of our cash flow activity for the first quarter of 2011 and 2010:

	First Quarter
	2011	2010
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,130	$1,804

Net Cash Flows Used for Operating Activities	(18)	(60)
Net Cash Flows Provided by Investing Activities	22	11
Net Cash Flows Provided by (Used for) Financing Activities	420	(570)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	3

Net Increase (Decrease) in Cash and Cash Equivalents	427	(616)

Cash and Cash Equivalents, End of Period	$1,557	$1,188

Operating Activities

Net cash used for operating activities in 2011 was $18 million, including net income of $165 million. Net income included $98 million of depreciation and amortization and an $86 million pre-tax gain on the sale of Express common stock. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal decreases in Accounts Payable, Accrued Expenses and Other, Income Taxes Payable and Inventories.

Net cash used for operating activities in 2010 was $60 million, including net income of $113 million. Net income included $97 million of depreciation and amortization and a pre-tax gain of $49 million related to a cash distribution from Express. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal decreases in Accounts Payable, Accrued Expenses and Other and Income Taxes Payable.

Investing Activities

Net cash provided by investing activities in 2011 was $22 million consisting of cash proceeds from the sale of Express common stock of $99 million partially offset by capital expenditures of $77 million. The capital expenditures included $35 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

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

Financing Activities

Net cash provided by financing activities in 2011 was $420 million consisting primarily of a note issuance of $981 million (net of issuance costs) and proceeds from the exercise of stock options, partially offset by share repurchases of $556 million and quarterly dividend payments of $0.20 per share, or $64 million.

Net cash used for financing activities in 2010 was $570 million consisting primarily of quarterly and special dividend payments aggregating to $1.15 per share, or $373 million, and a $200 million prepayment of our term loan.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $89 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $62 million as of April 30, 2011, $65 million as of January 29, 2011 and $80 million as of May 1, 2010. The estimated fair value of these guarantee obligations was $6 million as of April 30, 2011, $6 million as of January 29, 2011 and $8 million as of May 1, 2010 and is included in Other Long-term Liabilities on our Consolidated Balance Sheets.

Our guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of April 30, 2011, January 29, 2011 and May 1, 2010.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no other material changes in our contractual obligations since January 29, 2011, other than the issuance of the 2021 Notes and the $50 million pledge to our charitable foundation. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements

In January 2010, the Financial Accounting Standards Board issued ASU 2010-06, which amends ASC 820, Fair Value Measurement and Disclosures. This guidance requires new disclosures and provides amendments to clarify existing disclosures. The new requirements include disclosing transfers in and out of Levels 1 and 2 fair value measurements and the reasons for the transfers and further disaggregating activity in Level 3 fair value measurements. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the new disclosures regarding the activity in Level 3 measurements, which is effective for fiscal years and interim periods beginning after December 15, 2010. We adopted this guidance in the first quarter of 2010 except for the new disclosure regarding the activity in Level 3 measurements which was adopted in the first quarter of 2011. ASU 2010-06 did not have an impact on our financial statements or footnotes.

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

There have been no material changes to the critical accounting policies and estimates disclosed in our 2010 Annual Report on Form 10-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates. We use derivative financial instruments like cross-currency swaps and the participating interest rate swap arrangement to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.

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

Interest Rate Risk

Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is comprised of U.S. and Canadian government obligations, AAA-rated money market funds, bank time deposits and highly-rated commercial paper. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.

All of our long-term debt as of April 30, 2011 has fixed interest rates. In June 2010, we entered into a series of interest rate swap arrangements related to all of our outstanding 2012 Notes, all of our outstanding 2014 Notes and $175 million of our outstanding 2017 Notes. In August 2010, we terminated $21 million of these interest rate swap arrangements in conjunction with the repurchase of $20 million and $1 million of 2014 Notes and 2012 Notes, respectively. In January 2011, we entered into a series of interest rate swap arrangements related to an additional $150 million of our outstanding 2017 Notes. The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in the three-month London Interbank Offered Rate (“LIBOR”).

For the balance of our long-term debt that is not subject to the interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments

As of April 30, 2011, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of financial instruments as of April 30, 2011, January 29, 2011 and May 1, 2010:

	April 30, 2011	January 29, 2011	May 1, 2010
	(in millions)
Long-term Debt: (a)
Carrying Value	$3,510	$2,507	$2,525
Fair Value, Estimated (b)	3,721	2,638	2,604
Cross-currency Swap Arrangements (c) (d)	85	57	47
Fixed-to-Floating Interest Rate Swap Arrangements (c) (e)	(5)	(3)	0
Available-for-sale Investment (b) (f)	156	0	0

(a)	The increase in long-term debt is related to the issuance of the March 2021 Notes.
(b)	The estimated fair value is based on quoted market prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
(c)	Swap arrangements are in an (asset) liability position.
(d)	The change in fair value of the cross-currency swap arrangements relates to the fluctuations in the U.S. dollar-Canadian dollar exchange rate.
(e)	Represents multiple interest rate swap arrangements entered into during fiscal 2010 related to various outstanding notes to effectively convert the fixed interest rate on the related debt to a variable interest rate based on three-month LIBOR plus a fixed interest rate.
(f)	Represents the market value of our remaining common stock shares of Express.

We maintain cash and cash equivalents with various major financial institutions, as well as a Revolving Facility that supports our letter of credit program. We monitor the relative credit standing of these financial institutions and other entities and limit the amount of credit exposure with any one entity. We also monitor the creditworthiness of entities to which we grant credit terms in the normal course of business and counterparties to derivative instruments.

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

Changes in internal control over financial reporting. In March 2011, Victoria’s Secret Direct implemented new finance systems and related processes. Various controls were modified due to the new systems. Additionally, subsequent to implementation, we established additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe that the system and process changes will enhance internal control over financial reporting in future periods. There were no other changes in our internal control over financial reporting that occurred in the first quarter 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 6, 2009, a class action (International Brotherhood of Electrical Workers Local 697 Pension Fund v. Limited Brands, Inc. et al.) was filed against our Company and certain of its officers in the United States District Court for the Southern District of Ohio on behalf of a purported class of all persons who purchased or acquired shares of Limited Brands common stock between August 22, 2007 and February 28, 2008. On August 24, 2010, we filed a motion to dismiss. On March 29, 2011, the United States District Court of the Southern District of Ohio dismissed the case with prejudice. The plaintiffs did not appeal the decision and therefore the case is now concluded.

Item 1A.	RISK FACTORS

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2010 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2010 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2011	1,281	$32.54	1,269	$98,094
March 2011	6,418	32.11	5,643	386,719
April 2011	9,764	37.71	9,760	18,616

Total	17,463	35.27	16,672	18,616

(a)	The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Subsequent to April 30, 2011, we completed the March 2011 repurchase program and our Board of Directors approved a new $500 million share repurchase program in conjunction with the completion of the March 2011 repurchase program.

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

Date: June 3, 2011

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.