Form 10-Q
period 2011-07-30
LIMITED BRANDS INC
filed 2011-08-31
CIK 701985

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 26, 2011
298,324,674 Shares

LIMITED BRANDS, INC.

*	The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2011” and “second quarter of 2010” refer to the thirteen week periods ending July 30, 2011 and July 31, 2010, respectively. “Year-to-date 2011” and “year-to-date 2010” refer to the twenty-six week periods ending July 30, 2011 and July 31, 2010, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions except per share amounts)

(Unaudited)

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Net Sales	$2,458	$2,242	$4,675	$4,174
Costs of Goods Sold, Buying and Occupancy	(1,556)	(1,464)	(2,931)	(2,702)

Gross Profit	902	778	1,744	1,472
General, Administrative and Store Operating Expenses	(708)	(542)	(1,334)	(1,051)

Operating Income	194	236	410	421
Interest Expense	(64)	(51)	(119)	(112)
Other Income	146	59	234	122

Income Before Income Taxes	276	244	525	431
Provision for Income Taxes	45	66	129	140

Net Income	$231	$178	$396	$291

Net Income Per Basic Share	$0.76	$0.55	$1.27	$0.90

Net Income Per Diluted Share	$0.73	$0.54	$1.23	$0.87

Dividends Per Share	$1.20	$0.15	$1.40	$1.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions except per share amounts)

	July 30, 2011	January 29, 2011	July 31, 2010
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,035	$1,130	$1,300
Accounts Receivable, Net	241	232	209
Inventories	1,104	1,032	1,083
Deferred Income Taxes	30	35	32
Other	242	163	181

Total Current Assets	2,652	2,592	2,805
Property and Equipment, Net	1,583	1,610	1,641
Goodwill	1,457	1,451	1,447
Trade Names and Other Intangible Assets, Net	598	592	596
Other Assets	210	206	233

Total Assets	$6,500	$6,451	$6,722

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$646	$545	$559
Accrued Expenses and Other	696	765	615
Income Taxes	5	194	6

Total Current Liabilities	1,347	1,504	1,180
Deferred Income Taxes	224	202	224
Long-term Debt	3,524	2,507	2,532
Other Long-term Liabilities	780	761	713

Shareholders’ Equity:
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	0	0	0
Common Stock - $0.50 par value; 1,000 shares authorized; 334, 329 and 326 shares issued; 301, 321 and 323 shares outstanding, respectively	167	164	163
Paid-in Capital	252	164	63
Accumulated Other Comprehensive Income (Loss)	(2)	1	9
Retained Earnings	1,320	1,354	1,906
Less: Treasury Stock, at Average Cost; 33, 8 and 3 shares, respectively	(1,112)	(207)	(68)

Total Limited Brands, Inc. Shareholders’ Equity	625	1,476	2,073
Noncontrolling Interest	0	1	0

Total Equity	625	1,477	2,073

Total Liabilities and Equity	$6,500	$6,451	$6,722

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date
	2011	2010
Operating Activities:
Net Income	$396	$291
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	196	194
Amortization of Landlord Allowances	(16)	(17)
Deferred Income Taxes	23	2
Share-based Compensation Expense	24	23
Excess Tax Benefits from Share-based Compensation	(34)	(10)
Gain on Sale of Express Common Stock	(86)	0
Contribution of Express Common Stock to The Limited Brands Foundation	163	0
Gain on Contribution of Express Common Stock to The Limited Brands Foundation	(147)	0
Gain on Distribution from Express	0	(49)
Gain on Express Initial Public Offering	0	(52)
Gain on Divestiture of Limited Stores	0	(20)
Loss on Extinguishment of Debt	0	25
Changes in Assets and Liabilities:
Accounts Receivable	(7)	10
Inventories	(69)	(44)
Accounts Payable, Accrued Expenses and Other	(12)	(9)
Income Taxes Payable	(155)	(128)
Other Assets and Liabilities	(53)	(32)

Net Cash Provided by Operating Activities	223	184

Investing Activities:
Capital Expenditures	(162)	(110)
Proceeds from Sale of Express Common Stock	99	0
Return of Capital from Express	0	49
Return of Capital from Limited Stores	0	7
Proceeds from Divestiture of Limited Stores	0	32
Proceeds from Express Initial Public Offering	0	20
Other Investing Activities	0	(1)

Net Cash Used for Investing Activities	(63)	(3)

Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	981	390
Payments of Long-term Debt	0	(621)
Financing Costs	(7)	(14)
Repurchase of Common Stock	(890)	(68)
Dividends Paid	(431)	(422)
Excess Tax Benefits from Share-based Compensation	34	10
Proceeds From Exercise of Stock Options and Other	55	38

Net Cash Used for Financing Activities	(258)	(687)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	3	2
Net Decrease in Cash and Cash Equivalents	(95)	(504)
Cash and Cash Equivalents, Beginning of Period	1,130	1,804

Cash and Cash Equivalents, End of Period	$1,035	$1,300

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

Description of Business

Limited Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through specialty retail stores in the United States (“U.S.”) and Canada, which are primarily mall-based, and through its websites, catalogue and international franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Victoria’s Secret Pink

•	Bath & Body Works

•	La Senza

•	Henri Bendel

Fiscal Year

The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2011” and “second quarter of 2010” refer to the thirteen week periods ending July 30, 2011 and July 31, 2010, respectively. “Year-to-date 2011” and “year-to-date 2010” refer to the twenty-six week periods ending July 30, 2011 and July 31, 2010, respectively.

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

Based on the Company’s reduced ownership in Express, the resulting loss of contractual rights and the resignation of the Company’s seats on Express’ Board of Directors in August 2010, the Company concluded that it was no longer appropriate to account for its investment in Express using the equity method of accounting. Thus, at the beginning of the third quarter of 2010, the Company commenced accounting for its investment in Express using the cost method of accounting. As a result of the accounting change, the Company ceased recording equity income (loss) from Express in Other Income on the Consolidated Statement of Income and the Company also began recognizing 100% of gross merchandise sourcing revenue from Express.

2011

In April 2011, the Company sold a portion of its remaining shares of common stock in Express in an Express secondary offering, which reduced the Company’s ownership in Express to 8%. A gain was recognized upon the disposition of the shares. In April 2011, the Company also formally renounced its rights to its Express Board of Directors’ seat. As a result, the Company commenced accounting for its investment in Express using the available-for-sale method of accounting in the first quarter of 2011.

In July 2011, the Company contributed all of its remaining shares of common stock in Express to The Limited Brands Foundation. For additional information, see Note 7, “Equity Investments and Other.”

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

Interim Financial Statements

The Consolidated Financial Statements as of and for the quarter ended July 30, 2011 and July 31, 2010 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2010 Annual Report on Form 10-K.

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

2. New Accounting Pronouncements

Other Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as a part of the statement of shareholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. This guidance will be effective beginning in fiscal year 2012 and must be retrospectively applied to all reporting periods presented. The FASB has permitted early adoption. ASU 2011-05 will not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

3. Earnings Per Share and Shareholders’ Equity

Earnings Per Share

Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date of 2011 and 2010:

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
	(in millions)
Weighted-average Common Shares:
Issued Shares	334	326	332	324
Treasury Shares	(29)	(1)	(21)	0

Basic Shares	305	325	311	324
Effect of Dilutive Options and Restricted Stock	10	9	10	9

Diluted Shares	315	334	321	333

Anti-dilutive Options and Awards (a)	1	3	1	3

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity

Share Repurchases

Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2011 and 2010:

	Amount	Shares Repurchased		Amount Repurchased
Repurchase Program	Authorized	2011	2010	2011	2010
	(in millions)	(in thousands)		(in millions)
May 2011 (a)	$500	7,750	NA	$296	$0
March 2011	500	13,695	NA	500	0
November 2010 (b)	200	3,431	NA	109	0
March 2010 (c)	200	NA	2,817	0	68

Total Shares Repurchased		24,876	2,817	$905	$68

(a)	The May 2011 repurchase program had $204 million remaining as of July 30, 2011.
(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.
(c)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.
NA	Not applicable

For the May 2011 repurchase program, $15 million of share repurchases were reflected in Accounts Payable on the July 30, 2011 Consolidated Balance Sheet and were settled in August 2011.

Subsequent to July 30, 2011, the Company repurchased an additional 3 million shares of common stock for $113 million under the May 2011 repurchase program.

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

In May 2011, the Company’s Board of Directors declared a special dividend of $1 per share. The special dividend, totaling $304 million, was distributed on July 1, 2011 to shareholders of record at the close of business on June 17, 2011. Consistent with the March 2010 special dividend, the Company adjusted both the exercise price and the number of share-based awards outstanding as of the record date.

4. Inventories

The following table provides details of inventories as of July 30, 2011, January 29, 2011 and July 31, 2010:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in millions)
Finished Goods Merchandise	$999	$956	$984
Raw Materials and Merchandise Components	105	76	99

Total Inventories	$1,104	$1,032	$1,083

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net

The following table provides details of property and equipment, net as of July 30, 2011, January 29, 2011 and July 31, 2010:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in millions)
Property and Equipment, at Cost	$4,227	$4,183	$4,082
Accumulated Depreciation and Amortization	(2,644)	(2,573)	(2,441)

Property and Equipment, Net	$1,583	$1,610	$1,641

Depreciation expense was $97 million and $96 million for the second quarter of 2011 and 2010, respectively. Depreciation expense was $194 million and $191 million for year-to-date 2011 and 2010, respectively.

6. Goodwill, Trade Names and Other Intangible Assets, Net

Goodwill

The following table provides the rollforward of goodwill for year-to-date 2011:

	Victoria’s Secret (a)	Bath & Body Works	Total
	(in millions)
Balance as of January 29, 2011	$823	$628	$1,451
Foreign Currency Translation	6	0	6

Balance as of July 30, 2011	$829	$628	$1,457

(a)	Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.

The following table provides the rollforward of goodwill for year-to-date 2010:

	Victoria’s Secret (a)	Bath & Body Works	Total
	(in millions)
Balance as of January 30, 2010	$814	$628	$1,442
Foreign Currency Translation	5	0	5

Balance as of July 31, 2010	$819	$628	$1,447

(a)	Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.

Intangible Assets – Indefinite Lives

Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $584 million as of July 30, 2011, $576 million as of January 29, 2011 and $571 million as of July 31, 2010 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.

Intangible Assets – Finite Lives

Intangible assets with finite lives represent intellectual property, certain trademarks, licensing agreements, customer relationships and favorable operating leases. These assets totaled $14 million as of July 30, 2011, $16 million as of January 29, 2011 and $25 million as of July 31, 2010 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. Amortization expense was $1 million and $1 million for the second quarter of 2011 and 2010, respectively. Amortization expense was $2 million and $3 million for year-to-date 2011 and 2010, respectively. Estimated future annual amortization expense will be approximately $2 million for the remainder of 2011, $4 million in 2012, $3 million in both 2013 and 2014 and $2 million in 2015.

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

The Company recognized merchandise sourcing revenue from Express of $108 million and $81 million in the second quarter of 2011 and 2010, respectively. The Company recognized merchandise sourcing revenue from Express of $192 million and $145 million in year-to-date 2011 and 2010, respectively. The 2010 amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided totaled $78 million as of July 30, 2011, $74 million as of January 29, 2011 and $85 million as of July 31, 2010.

In March 2010, Express completed a cash distribution to its owners and the Company received $57 million. The Company’s portion representing a return on capital was $8 million and is included in Other Assets and Liabilities within the Operating Activities section of the 2010 Consolidated Statement of Cash Flows. The remaining portion representing a return of capital was $49 million and is included in Return of Capital from Express within the Investing Activities section of the 2010 Consolidated Statement of Cash Flows. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of approximately $49 million was recorded. The pre-tax gain is included in Other Income on the year-to-date 2010 Consolidated Statement of Income.

On May 13, 2010, Express completed an IPO and the Company sold 1.3 million shares of its common stock in Express for $20 million. As a result, the Company’s ownership interest was diluted from 25% to 18% and the carrying value of the Company’s remaining investment was increased to reflect the proportional impact of the IPO. As a result of these events, the Company recognized a pre-tax gain of $52 million, which is included in Other Income on the 2010 Consolidated Statements of Income.

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

On April 12, 2011, the Company sold 5.5 million shares of its common stock in Express for $99 million. As a result, the Company’s ownership interest was reduced from 14% to 8% and the Company recognized a pre-tax gain of $86 million, which is included in Other Income on the year-to-date 2011 Consolidated Statement of Income. On April 21, 2011, the Company also formally renounced its rights to its Express Board of Directors’ seat. As a result, the Company commenced accounting for its investment in Express using the available-for-sale method of accounting in the first quarter of 2011.

In July 2011, the Company contributed all of its remaining 7.2 million shares of Express to The Limited Brands Foundation. This charitable contribution funded the Company’s April 2011 $50 million pledge to The Limited Brands Foundation and provided additional funding for their charitable activities. As a result, the Company recognized contribution expense in the second quarter of 2011 of $113 million equal to the difference between the market value of the Express shares on the date of the contribution and the amount of the pledge made in the first quarter of 2011. These amounts are included in General, Administrative and Store Operating Expenses on the 2011 Consolidated Statements of Income. The Company also recognized a non-taxable gain of $147 million representing the difference between the market value of the Express shares on the date of the contribution and the Company’s net carrying value. The gain is included in Other Income on the 2011 Consolidated Statements of Income.

The Company’s investment carrying value under the cost method of accounting was $29 million as of January 29, 2011. The Company’s investment carrying value under the equity method of accounting was $37 million as of July 31, 2010. These amounts are included in Other Assets on the 2010 Consolidated Balance Sheets.

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

The Company recognized merchandise sourcing revenue from Limited Stores of $27 million and $19 million in the second quarter of 2011 and 2010, respectively. The Company recognized merchandise sourcing revenue from Limited Stores of $52 million and $34 million in year-to-date 2011 and 2010, respectively. These amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided totaled $17 million as of July 30, 2011, $9 million as of January 29, 2011 and $13 million as of July 31, 2010.

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

Easton Investment

The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $68 million as of July 30, 2011, $69 million as of January 29, 2011 and $68 million as of July 31, 2010 and are recorded in Other Assets on the Consolidated Balance Sheets.

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

For the second quarter of 2011 and year-to-date 2011, the Company’s effective tax rates were 16.2% and 24.5%, respectively. The 2011 rates were lower than the Company’s combined estimated federal and state rate of 38.5% primarily due to tax benefits associated with the Company’s charitable contribution of Express shares to The Limited Brands Foundation.

For the second quarter of 2010 and year-to-date 2010, the Company’s effective tax rates were 26.8% and 32.4%, respectively. The 2010 rates were lower than the Company’s combined estimated federal and state rate of 38.5% primarily due to the divestiture of its remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of its ownership in Limited Stores.

Income taxes paid were approximately $138 million and $99 million for the second quarter of 2011 and 2010, respectively. Income taxes paid approximated $353 million and $268 million for year-to-date 2011 and 2010, respectively.

9. Long-term Debt

The following table provides the Company’s long-term debt balance as of July 30, 2011, January 29, 2011 and July 31, 2010:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in millions)
Senior Secured Debt
5.30% Mortgage due August 2010	$0	$0	$2

Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$1,000	$0	$0
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	487	486	485
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400

Total Senior Unsecured Debt with Subsidiary Guarantee	$1,887	$886	$885

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$711	$699	$703
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	219	215	237
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	58	58	58

Total Senior Unsecured Debt	$1,637	$1,621	$1,647

Total	$3,524	$2,507	$2,534
Current Portion of Long-term Debt	0	0	(2)

Total Long-term Debt, Net of Current Portion	$3,524	$2,507	$2,532

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $12 million as of July 30, 2011, $0 million as of January 29, 2011 and $4 million as of July 31, 2010.
(b)	The principal balance outstanding was $213 million as of both July 30, 2011 and January 29, 2011 and $234 million as of July 31, 2010. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $7 million as of July 30, 2011, $2 million as of January 29, 2011 and $4 million as of July 31, 2010.
(c)	The principal balance outstanding was $57 million as of both July 30, 2011 and January 29, 2011 and $58 million as of July 31, 2010. The balances included a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of July 30, 2011, January 29, 2011 and July 31, 2010.

Issuance of Notes

2011

In March 2011, the Company issued $1 billion of 6.625% notes due in April 2021 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $981 million, which included transaction costs of $19 million. These transaction costs are being amortized through the maturity date of April 2021 and are included within Other Assets on the July 30, 2011 Consolidated Balance Sheet.

2010

In May 2010, the Company issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $390 million, which included transaction costs of $10 million. These transaction costs are being amortized through the maturity date of May 2020 and are included within Other Assets on the July 30, 2011, January 29, 2011 and July 31, 2010 Consolidated Balance Sheets.

Repurchase of Notes

In May 2010, the Company used a portion of the proceeds from the 2020 Notes to repurchase $134 million of the Company’s 2012 Notes for $144 million. The Company used the remaining portion of the proceeds from the 2020 Notes to repurchase $266 million of the 2014 Notes for $277 million. The loss on extinguishment of this debt was $25 million and is included in Other Income (Loss) on the 2010 Consolidated Statements of Income.

In August 2010, the Company repurchased $20 million and $1 million of 2014 Notes and 2012 Notes, respectively, through open-market transactions.

Revolving Facility

On July 15, 2011, the Company entered into an amendment and restatement (“Amendment”) of its secured revolving credit facility (“Revolving Facility”). The Amendment increased the aggregate amount of the commitments of the lenders under the Revolving Facility from $800 million to $1 billion and extended the termination date from August 1, 2014 to July 15, 2016. In addition, the Amendment reduced fees payable under the Revolving Facility which are based on the Company’s long-term credit ratings. The fees related to committed and unutilized amounts per year were reduced from 0.50% to 0.325% and the fees related to outstanding letters of credit were reduced from 3.00% to 1.75%. In addition, the interest rate on outstanding borrowings was reduced from the London Interbank Offered Rate (“LIBOR”) plus 3.00% to LIBOR plus 1.75%.

The Company incurred fees related to the Amendment of the Revolving Facility of $7 million, which were capitalized and are being amortized over the remaining term of the Revolving Facility.

The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of July 30, 2011, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.

As of July 30, 2011, there were no borrowings outstanding under the Revolving Facility.

Letters of Credit

The Revolving Facility supports the Company’s letter of credit program. The Company had $30 million of outstanding letters of credit as of July 30, 2011 that reduce its remaining availability under its credit agreements.

Term Loan and Participating Interest Rate Swap Arrangements

In March 2010, the Company prepaid $200 million of a term loan. In conjunction with the term loan prepayment, the Company terminated participating interest rate swap arrangements totaling $200 million. For additional information, see Note 10, “Derivative Instruments.”

Fair Value Interest Rate Swap Arrangements

For information related to the Company’s fair value interest rate swap arrangements, see Note 10, “Derivative Instruments.”

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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of July 30, 2011, January 29, 2011 and July 31, 2010:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in millions)
Other Long-term Liabilities	$83	$57	$34

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the second quarter and year-to-date 2011 and 2010:

		Second Quarter		Year-to-Date
	Location	2011	2010	2011	2010
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$2	$13	$(26)	$0
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (Loss) (a)	Other Income (Loss)	(5)	(5)	23	18

(a)	Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk

Interest Rate Designated Cash Flow Hedges

In March 2010, the Company prepaid a $200 million term loan. In conjunction with the term loan pre-payment, the Company terminated participating interest rate swap arrangements totaling $200 million resulting in a realized loss of $10 million. This realized loss was expensed in Interest Expense on the year-to-date 2010 Consolidated Statement of Income as there are no future cash flows associated with these terminated swap arrangements.

Interest Rate Designated Fair Value Hedges

In June 2010, the Company entered into multiple interest rate swap arrangements related to all of the outstanding 2012 Notes, all of the outstanding 2014 Notes and $175 million of the outstanding 2017 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on a LIBOR plus a fixed interest rate.

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

In July 2011, the Company terminated interest rate designated fair value hedges related to the 2012 Notes with a notional amount of $57 million. In settlement of these hedges, the Company received $1 million. The settlement amount was equal to the fair value adjustment to the 2012 Notes and is being amortized in interest expense through the maturity date of the 2012 Notes.

Subsequent to July 30, 2011, the Company terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, the Company received $10 million. The settlement amount was equal to the fair value adjustment to the 2014 Notes and will be amortized in interest expense through the maturity date of the 2014 Notes.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of July 30, 2011, January 29, 2011, and July 31, 2010:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in millions)
Other Assets	$19	$3	$9

11. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of July 30, 2011, January 29, 2011 and July 31, 2010:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in millions)
Carrying Value	$3,524	$2,507	$2,534
Fair Value (a)	3,704	2,638	2,583

(a)	The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of July 30, 2011, January 29, 2011 and July 31, 2010:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of July 30, 2011
Assets:
Cash and Cash Equivalents	$1,035	$0	$0	$1,035
Interest Rate Designated Fair Value Hedges	0	19	0	19

Liabilities:
Cross-currency Cash Flow Hedges	0	83	0	83
Lease Guarantees	0	0	5	5

As of January 29, 2011
Assets:
Cash and Cash Equivalents	$1,130	$0	$0	$1,130
Interest Rate Designated Fair Value Hedges	0	3	0	3

Liabilities:
Cross-currency Cash Flow Hedges	0	57	0	57
Lease Guarantees	0	0	6	6

As of July 31, 2010
Assets:
Cash and Cash Equivalents	$1,300	$0	$0	$1,300
Interest Rate Designated Fair Value Hedges	0	9	0	9

Liabilities:
Cross-currency Cash Flow Hedges	0	34	0	34
Lease Guarantees	0	0	7	7

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

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for second quarter and year-to-date 2011 and 2010:

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
	(in millions)
Beginning Balance	$6	$8	$6	$9
Change in Estimated Fair Value Reported in Earnings	(1)	(1)	(1)	(2)

Ending Balance	$5	$7	$5	$7

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

12. Comprehensive Income (Loss)

The following table provides detail for other comprehensive income (loss) for second quarter and year-to-date 2011 and 2010:

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
	(in millions)
Net Income	$231	$178	$396	$291
Other Comprehensive Income (Loss):
Foreign Currency Translation	1	2	(1)	0
Unrealized Gain (Loss) on Cash Flow Hedges	2	13	(26)	0
Reclassification of Cash Flow Hedges to Earnings	(5)	(5)	24	25

Total Comprehensive Income	$229	$188	$393	$316

The following table provides additional detail regarding the composition of accumulated other comprehensive income (loss) as of July 30, 2011, January 29, 2011 and July 31, 2010:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in millions)
Foreign Currency Translation	$(9)	$(7)	$(6)
Cash Flow Hedges	7	8	15

Total Accumulated Other Comprehensive Income (Loss)	$(2)	$1	$9

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

In April 2011, the Company made a pledge of $50 million to The Limited Brands Foundation. In July 2011, the Company contributed all of its remaining 7.2 million shares of Express to The Limited Brands Foundation which fulfilled the $50 million pledge and provided additional funding for their charitable activities. For additional information, see Note 7, “Equity Investments and Other.”

Guarantees

In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $82 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.

The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with generally accepted accounting principles (“U.S. GAAP”) in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $57 million as of July 30, 2011, $65 million as of January 29, 2011 and $75 million as of July 31, 2010. The estimated fair value of these guarantee obligations was $5 million as of July 30, 2011, $6 million as of January 29, 2011 and $7 million as of July 31, 2010, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

The Company’s guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of July 30, 2011, January 29, 2011 and July 31, 2010.

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

The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $13 million and $12 million for the second quarter of 2011 and 2010, respectively. Total expense recognized related to the qualified plan was $27 million and $25 million for year-to-date 2011 and 2010, respectively.

The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for both the second quarter of 2011 and 2010. Total expense recognized related to the non-qualified plan was $12 million for both year-to-date 2011 and 2010.

15. Segment Information

The Company has two reportable segments: Victoria’s Secret and Bath & Body Works.

The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret, Victoria’s Secret Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue. Through its website and catalogue, certain Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and stores with licensing arrangements or franchise relationships in 43 other countries. La Senza products may also be purchased through its website, www.LaSenza.com.

The Bath & Body Works segment sells personal care, beauty and home fragrance products. Bath & Body Works merchandise is sold at retail stores and through its website, www.bathandbodyworks.com.

Other consists of the following:

•	International retail, franchise, license and wholesale operations (excluding La Senza), which include the Company’s Bath & Body Works and Victoria’s Secret stores in Canada;

•	Henri Bendel, a chain of specialty stores which feature accessories and personal care products;

•	Mast Global, a merchandise sourcing and production function serving the Company’s internal brands as well as third-party customers; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for second quarter and year-to-date 2011 and 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2011
Second Quarter:
Net Sales	$1,571	$563	$324	$2,458
Operating Income (Loss) (a)	239	70	(115)	194
Year-to-Date:
Net Sales	$3,014	$1,043	$618	$4,675
Operating Income (Loss) (b)	479	124	(193)	410

2010
Second Quarter:
Net Sales	$1,448	$537	$257	$2,242
Operating Income (Loss)	192	64	(20)	236
Year-to-Date:
Net Sales	$2,712	$967	$495	$4,174
Operating Income (Loss)	359	102	(40)	421

(a)	Other includes $113 million of expense associated with the charitable contribution to The Limited Brands Foundation. For additional information, see Note 7, “Equity Investments.”
(b)	Other includes $163 million of expense associated with the charitable contribution to The Limited Brands Foundation. For additional information, see Note 7, “Equity Investments.”

The Company’s international sales, including direct sales shipped internationally, totaled $245 million and $175 million for second quarter of 2011 and 2010, respectively. The Company’s international sales totaled $435 million and $321 million for year-to-date 2011 and 2010, respectively.

16. Subsequent Events

Subsequent to July 30, 2011, the Company terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, the Company received $10 million. For additional information, see Note 10, “Derivative Instruments.”

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

The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of July 30, 2011, January 29, 2011 and July 31, 2010 and the Condensed Consolidating Statements of Income and Cash Flows for the periods ended July 30, 2011 and July 31, 2010.

LIMITED BRANDS, INC.

CONSOLIDATED BALANCE SHEETS

(in millions)

(Unaudited)

	July 30, 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$0	$565	$470	$0	$1,035
Accounts Receivable, Net	2	194	45	0	241
Inventories	0	911	193	0	1,104
Deferred Income Taxes	0	31	(1)	0	30
Other	(2)	160	84	0	242

Total Current Assets	0	1,861	791	0	2,652
Property and Equipment, Net	0	903	680	0	1,583
Goodwill	0	1,318	139	0	1,457
Trade Names and Other Intangible Assets, Net	0	411	187	0	598
Net Investments in and Advances to/from Consolidated Affiliates	4,011	16,110	3,205	(23,326)	0
Other Assets	210	45	602	(647)	210

Total Assets	$4,221	$20,648	$5,604	$(23,973)	$6,500

LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$15	$321	$310	$0	$646
Accrued Expenses and Other	52	384	260	0	696
Income Taxes	0	0	5	0	5

Total Current Liabilities	67	705	575	0	1,347
Deferred Income Taxes	(5)	41	188	0	224
Long-term Debt	3,524	597	36	(633)	3,524
Other Long-term Liabilities	10	564	218	(12)	780
Total Equity	625	18,741	4,587	(23,328)	625

Total Liabilities and Equity	$4,221	$20,648	$5,604	$(23,973)	$6,500

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

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

(Unaudited)

	Second Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$2,254	$842	$(638)	$2,458
Costs of Goods Sold, Buying and Occupancy	0	(1,446)	(724)	614	(1,556)

Gross Profit	0	808	118	(24)	902
General, Administrative and Store Operating Expenses	(2)	(486)	(250)	30	(708)

Operating Income (Loss)	(2)	322	(132)	6	194
Interest Expense	(64)	0	(3)	3	(64)
Other Income (Expense)	0	3	146	(3)	146

Income (Loss) Before Income Taxes	(66)	325	11	6	276
Provision (Benefit) for Income Taxes	0	43	2	0	45
Equity in Earnings, Net of Tax	297	94	(157)	(234)	0

Net Income (Loss)	$231	$376	$(148)	$(228)	$231

	Second Quarter 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$2,106	$599	$(463)	$2,242
Costs of Goods Sold, Buying and Occupancy	0	(1,384)	(520)	440	(1,464)

Gross Profit	0	722	79	(23)	778
General, Administrative and Store Operating Expenses	(1)	(512)	(58)	29	(542)

Operating Income (Loss)	(1)	210	21	6	236
Interest Expense	(51)	0	(3)	3	(51)
Other Income (Expense)	(25)	3	83	(2)	59

Income (Loss) Before Income Taxes	(77)	213	101	7	244
Provision (Benefit) for Income Taxes	(9)	66	9	0	66
Equity in Earnings, Net of Tax	246	119	(53)	(312)	0

Net Income (Loss)	$178	$266	$39	$(305)	$178

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in millions)

(Unaudited)

	Year-to-Date 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$4,315	$1,567	$(1,207)	$4,675
Costs of Goods Sold, Buying and Occupancy	0	(2,731)	(1,350)	1,150	(2,931)

Gross Profit	0	1,584	217	(57)	1,744
General, Administrative and Store Operating Expenses	(4)	(1,065)	(326)	61	(1,334)

Operating Income (Loss)	(4)	519	(109)	4	410
Interest Expense	(118)	(9)	(6)	14	(119)
Other Income (Expense)	0	7	231	(4)	234

Income (Loss) Before Income Taxes	(122)	517	116	14	525
Provision (Benefit) for Income Taxes	0	82	47	0	129
Equity in Earnings, Net of Tax	518	408	149	(1,075)	0

Net Income (Loss)	$396	$843	$218	$(1,061)	$396

	Year-to-Date 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$0	$3,945	$1,127	$(898)	$4,174
Costs of Goods Sold, Buying and Occupancy	0	(2,597)	(946)	841	(2,702)

Gross Profit	0	1,348	181	(57)	1,472
General, Administrative and Store Operating Expenses	(2)	(993)	(123)	67	(1,051)
Net Gain on Joint Ventures	0	0	0	0	0

Operating Income (Loss)	(2)	355	58	10	421
Interest Expense	(111)	0	(6)	5	(112)
Other Income (Expense)	(25)	6	145	(4)	122

Income (Loss) Before Income Taxes	(138)	361	197	11	431
Provision (Benefit) for Income Taxes	(9)	97	52	0	140
Equity in Earnings, Net of Tax	420	261	(31)	(650)	0

Net Income (Loss)	$291	$525	$114	$(639)	$291

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(94)	$205	$112	$0	$223

Investing Activities:
Capital Expenditures	0	(88)	(74)	0	(162)
Proceeds from Sale of Express Common Stock	0	0	99	0	99

Net Cash Provided by (Used for) Investing Activities	0	(88)	25	0	(63)

Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	981	0	0	0	981
Financing Costs	(7)				(7)
Repurchase of Common Stock	(890)	0	0	0	(890)
Dividends Paid	(431)	0	0	0	(431)
Excess Tax Benefits from Share-based Compensation	0	28	6	0	34
Net Financing Activities and Advances to/from Consolidated Affiliates	386	(281)	(105)	0	0
Proceeds from Exercise of Stock Options and Other	55	0	0	0	55

Net Cash Provided by (Used for) Financing Activities	94	(253)	(99)	0	(258)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	0	0	3	0	3
Net Increase (Decrease) in Cash and Cash Equivalents	0	(136)	41	0	(95)
Cash and Cash Equivalents, Beginning of Period	0	701	429	0	1,130

Cash and Cash Equivalents, End of Period	$0	$565	$470	$0	$1,035

LIMITED BRANDS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Year-to-Date 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(123)	$277	$30	$0	$184

Investing Activities:
Capital Expenditures	0	(71)	(39)	0	(110)
Return of Capital from Express	0	0	49	0	49
Return of Capital from Limited Stores	0	0	7	0	7
Proceeds from Divestiture of Limited Stores	0	0	32	0	32
Proceeds from Express Initial Public Offering	0	0	20	0	20
Net Investments in Consolidated Affiliates	0	0	0	0	0
Other Investing Activities	0	0	(1)	0	(1)

Net Cash Provided by (Used for) Investing Activities	0	(71)	68	0	(3)

Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	390	0	0	0	390
Payment of Long-term Debt	(621)	0	0	0	(621)
Financing Costs	(14)	0	0	0	(14)
Repurchase of Common Stock	(68)	0	0	0	(68)
Dividends Paid	(422)	0	0	0	(422)
Excess Tax Benefits from Share-based Compensation	0	8	2	0	10
Net Financing Activities and Advances to/from Consolidated Affiliates	820	(779)	(41)	0	0
Proceeds from Exercise of Stock Options and Other	38	0	0	0	38

Net Cash Provided by (Used for) Financing Activities	123	(771)	(39)	0	(687)

Effects of Exchange Rate Changes on Cash and Cash Equivalents	0	0	2	0	2
Net Increase (Decrease) in Cash and Cash Equivalents	0	(565)	61	0	(504)
Cash and Cash Equivalents, Beginning of Period	0	1,441	363	0	1,804

Cash and Cash Equivalents, End of Period	$0	$876	$424	$0	$1,300

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Limited Brands, Inc.:

We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of July 30, 2011 and July 31, 2010, and the related consolidated statements of income for the thirteen and twenty-six week periods ending July 30, 2011 and July 31, 2010, and the consolidated statements of cash flows for the twenty-six week periods ended July 30, 2011 and July 31, 2010. These financial statements are the responsibility of the Company’s management.

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

August 31, 2011

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

Executive Overview

We had strong performance in the second quarter of 2011 despite a retail environment that continues to be uncertain. Our net sales increased $216 million to $2.458 billion driven by a comparable store sales increase of 9%. Our net income increased by $53 million to $231 million. Our 2011 net income included a non-taxable gain of $147 million related to the charitable contribution of all of our remaining shares of Express common stock to The Limited Brands Foundation and the related pre-tax contribution expense of $113 million. Our 2010 net income included a pre-tax gain of $52 million related to the Express IPO, a pre-tax gain of $20 million related to the divestiture of our remaining 25% ownership interest in Limited Stores and a pre-tax loss of $25 million related to the repurchase of a portion of our 2012 and 2014 Notes. As a result of the 2011 expense of $113 million associated with our charitable contribution, our operating income decreased $42 million to $194 million. For additional information related to our second quarter 2011 financial performance, see “Results of Operations.”

The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance in terms of the financial management of our business. We will continue to manage our business carefully and focus on the execution of the retail fundamentals, including bringing compelling merchandise assortments, marketing and store experiences to our customers.

Store Data

The following table compares second quarter of 2011 store data to second quarter of 2010 and year-to-date 2011 store data to year-to-date 2010:

	Second Quarter			Year-to-Date
Sales Per Average Selling Square Foot	2011	2010	% Change	2011	2010	% Change
Victoria’s Secret Stores U.S.	$177	$157	13%	$340	$294	16%
Bath & Body Works U.S.	138	132	5%	256	238	8%
La Senza Canada (a)	107	103	4%	189	188	1%

Sales Per Average Store (in thousands)
Victoria’s Secret Stores U.S.	$1,043	$920	14%	$2,004	$1,716	17%
Bath & Body Works U.S.	328	312	5%	607	563	8%
La Senza Canada (a)	356	347	3%	630	632	0%

Average Store Size (selling square feet)
Victoria’s Secret Stores U.S.	5,913	5,855	1%
Bath & Body Works U.S.	2,375	2,368	0%
La Senza Canada	3,319	3,360	(1%)

Total Selling Square Feet (in thousands)
Victoria’s Secret Stores U.S.	6,019	6,084	(1%)
Bath & Body Works U.S.	3,790	3,834	(1%)
La Senza Canada	826	857	(4%)

(a)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

The following table compares second quarter of 2011 store data to the second quarter of 2010 and year-to-date 2011 store data to year-to-date 2010:

	Second Quarter		Year-to-Date
	2011	2010	2011	2010
Number of Stores (a)

Victoria’s Secret
Beginning of Period	1,021	1,040	1,028	1,040
Opened	0	1	1	4
Closed	(3)	(2)	(11)	(5)

End of Period	1,018	1,039	1,018	1,039

Bath & Body Works
Beginning of Period	1,603	1,621	1,606	1,627
Opened	1	0	1	2
Closed	(8)	(2)	(11)	(10)

End of Period	1,596	1,619	1,596	1,619

La Senza Canada
Beginning of Period	250	257	252	258
Opened	0	0	0	0
Closed	(1)	(2)	(3)	(3)

End of Period	249	255	249	255

Bath & Body Works Canada
Beginning of Period	59	36	59	31
Opened	3	3	3	8
Closed	0	0	0	0

End of Period	62	39	62	39

Victoria’s Secret Canada
Beginning of Period	12	4	12	4
Opened	2	2	2	2
Closed	0	0	0	0

End of Period	14	6	14	6

Henri Bendel
Beginning of Period	11	11	11	11
Opened	1	0	1	0
Closed	0	0	0	0

End of Period	12	11	12	11

Total
Beginning of Period	2,956	2,969	2,968	2,971
Opened	7	6	8	16
Closed	(12)	(6)	(25)	(18)

End of Period	2,951	2,969	2,951	2,969

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

Results of Operations

Second Quarter of 2011 Compared to Second Quarter of 2010

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the second quarter of 2011 in comparison to the second quarter of 2010:

			Operating Income Rate
	2011	2010	2011	2010
Second Quarter	(in millions)
Victoria’s Secret	$239	$192	15.2%	13.2%
Bath & Body Works	70	64	12.5%	12.0%
Other (a) (b)	(115)	(20)	(35.6%)	(7.6%)

Total Operating Income	$194	$236	7.9%	10.5%

(a)	Includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.
(b)	Includes $113 million of expense associated with the charitable contribution of shares of Express to The Limited Brands Foundation. For additional information, see Note 7, “Equity Investments.”

For the second quarter of 2011, operating income decreased $42 million to $194 million and the operating income rate decreased to 7.9% from 10.5%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for the second quarter of 2011 in comparison to the second quarter of 2010:

	2011	2010	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores	$1,064	$956	11%
La Senza	114	101	14%
Victoria’s Secret Direct	393	391	1%

Total Victoria’s Secret	1,571	1,448	8%
Bath & Body Works	563	537	5%
Other (a)	324	257	26%

Total Net Sales	$2,458	$2,242	10%

(a)	Includes Mast Global, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for the second quarter of 2011 to the second quarter of 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
Second Quarter	(in millions)
2010 Net Sales	$1,448	$537	$257	$2,242
Comparable Store Sales	108	20	1	129
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	5	(2)	33	36
Foreign Currency Translation	8	0	5	13
Direct Channels	2	8	0	10
Mast Global Third-party Sales and Other	0	0	28	28

2011 Net Sales	$1,571	$563	$324	$2,458

The following table compares the second quarter of 2011 comparable store sales to the second quarter of 2010:

Second Quarter	2011	2010
Victoria’s Secret Stores	12%	13%
La Senza	1%	0%

Total Victoria’s Secret	11%	12%
Bath & Body Works	4%	0%

Total Comparable Store Sales (a)	9%	7%

(a)	Includes Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For the second quarter of 2011, our net sales increased $216 million to $2.458 billion and comparable store sales increased 9%. The increase in our net sales was primarily driven by the following:

Victoria’s Secret

For the second quarter of 2011, net sales increased $123 million to $1.571 billion and comparable store sales increased 11%. The increase in net sales was primarily driven by the following:

•

At Victoria’s Secret Stores, net sales increased across most categories including Pink, core lingerie, swimwear and beauty driven by a compelling merchandise assortment that incorporated newness, innovation and fashion;

•

At Victoria’s Secret Direct, net sales increased 1% related to increases in Pink and swimwear offset by decreases in core lingerie and apparel. Victoria’s Secret Direct sales were negatively impacted by a reduction in Semi-annual sale days; and

•	At La Senza, net sales increased primarily due to favorable currency translation and an increase in the international franchise business.

The increase in comparable store sales was primarily driven by a significant increase in total transactions and higher average dollar sales at Victoria’s Secret Stores.

Bath & Body Works

For the second quarter of 2011, net sales increased $26 million to $563 million and comparable store sales increased 4%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and antibacterial categories which all incorporated newness and innovation. The increase in comparable store sales was driven by an increase in total transactions partially offset by a slight decrease in average dollar sales.

Other

For the second quarter of 2011, net sales increased $67 million to $324 million primarily related to new Victoria’s Secret and Bath & Body Works stores in Canada and an increase in third-party sales at Mast Global due to recognizing 100% of gross merchandise sourcing revenue to Express and Limited Stores in the second quarter of 2011. For additional information, see Note 7, “Equity Investments and Other.”

Gross Profit

For the second quarter of 2011, our gross profit increased $124 million to $902 million and our gross profit rate (expressed as a percentage of net sales) increased to 36.7% from 34.7%, primarily driven by the following:

Victoria’s Secret

For the second quarter of 2011, the increase in gross profit was primarily driven by the following:

•

At Victoria’s Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and store related activity; and

•

At Victoria’s Secret Direct, gross profit increased primarily due to higher merchandise margin dollars as a result of a decrease in promotional activity and a decrease in buying and occupancy expense primarily related to lower fulfillment costs.

The increase in the gross profit rate was driven primarily by leverage on buying and occupancy expenses from the increase in net sales at Victoria’s Secret Stores and an increase in the merchandise margin rate at Victoria’s Secret Direct.

Bath & Body Works

For the second quarter of 2011, the increase in gross profit was driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales and store related activity.

The increase in the gross profit rate was driven by an increase in merchandise margin rate.

Other

For the second quarter of 2011, the gross profit increase was primarily driven by net sales increases in our Canadian Victoria’s Secret and Bath & Body Works stores. The gross profit rate increased due to our increase in net sales of our international businesses partially offset by the recognition of 100% of Mast Global’s sales to Express and Limited Stores in the second quarter of 2011.

General, Administrative and Store Operating Expenses

For the second quarter of 2011, our general, administrative and store operating expenses increased $166 million to $708 million primarily driven by $113 million of expense associated with the charitable contribution of shares of Express to The Limited Brands Foundation and an increase in store selling expenses related to higher sales and other investments to improve the customer experience including investments in training and technology.

The general, administrative and store operating expense rate increased to 28.8% from 24.1% due to deleverage associated with the charitable contribution to The Limited Brands Foundation.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2011 and 2010:

Second Quarter	2011	2010
Average daily borrowings (in millions)	$3,561	$2,624
Average borrowing rate (in percentages)	6.54%	6.87%

For the second quarter of 2011, our interest expense increased $13 million to $64 million primarily driven by an increase in average borrowings related to the March 2011 $1 billion note issuance, partially offset by a decrease in the average borrowing rate.

Other Income

For the second quarter of 2011, our other income increased $87 million to $146 million driven by a $147 million gain on the contribution of our remaining shares of Express to The Limited Brands Foundation. In the second quarter of 2010, we recorded a $52 million gain related to the Express IPO, a $20 million gain related to the divestiture of the remaining 25% ownership in Limited Stores and recognized equity method income from Express.

Provision for Income Taxes

For the second quarter of 2011, our effective tax rate was 16.2% as compared to 26.8% in the second quarter of 2010. The 2011 rate was lower than our combined estimated federal and state rate of 38.5% primarily due to tax benefits associated with the charitable contribution of Express shares to The Limited Brands Foundation. The 2010 rate was lower than our combined federal and state statutory rate primarily due to the divestiture of our remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of our ownership in Limited Stores.

Results of Operations

Year-to-Date 2011 Compared to Year-to-Date 2010

Operating Income

The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2011 in comparison to year-to-date 2010:

			Operating Income Rate
	2011	2010	2011	2010
Year-to-Date	(in millions)
Victoria’s Secret	$479	$359	15.9%	13.2%
Bath & Body Works	124	102	11.9%	10.6%
Other (a) (b)	(193)	(40)	(31.2%)	(8.0)%

Total Operating Income	$410	$421	8.8%	10.1%

(a)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.
(b)	Includes $163 million of expense associated with the charitable contribution of all of our remaining shares of Express to The Limited Brands Foundation. For additional information, see Note 7, “Equity Investments.”

For year-to-date 2011, operating income decreased $11 million to $410 million and the operating income rate decreased to 8.8% from 10.1%. The drivers of the operating income results are discussed in the following sections.

Net Sales

The following table provides net sales for year-to-date 2011 in comparison to year-to-date 2010:

	2011	2010	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores	$2,050	$1,784	15%
La Senza	202	187	8%
Victoria’s Secret Direct	762	741	3%

Total Victoria’s Secret	3,014	2,712	11%
Bath & Body Works	1,043	967	8%
Other (a)	618	495	25%

Total Net Sales	$4,675	$4,174	12%

(a)	Includes Mast, Henri Bendel and our international operations excluding La Senza.

The following table provides a reconciliation of net sales for year-to-date 2011 to year-to-date 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
Year-to-Date	(in millions)
2010 Net Sales	$2,712	$967	$495	$4,174
Comparable Store Sales	257	63	2	322
Sales Associated With New, Closed and Non-comparable Remodeled Stores, Net	12	(6)	58	64
Foreign Currency Translation	12	0	7	19
Direct Channels	21	19	0	40
Mast Third-party Sales and Other	0	0	56	56

2011 Net Sales	$3,014	$1,043	$618	$4,675

The following table compares year-to-date 2011 comparable store sales to year-to-date 2010:

Year-to-Date	2011	2010
Victoria’s Secret Stores	15%	12%
La Senza	(1%)	1%

Total Victoria’s Secret	14%	12%
Bath & Body Works	7%	3%

Total Comparable Store Sales (a)	12%	8%

(a)	Includes Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For year-to-date 2011, our net sales increased $501 million to $4.675 billion and comparable store sales increased 12%. The increase in our net sales was primarily driven by the following:

Victoria’s Secret

For year-to-date 2011, net sales increased $302 million to $3.014 billion and comparable store sales increased 14%. The increase in net sales was primarily driven by:

•

At Victoria’s Secret Stores, net sales increased across most categories including Pink, core lingerie and beauty driven by a compelling merchandise assortment that incorporated newness, innovation and fashion;

•	At Victoria’s Secret Direct, net sales increased 3% with increases across most categories including core lingerie, swimwear and apparel driven by a compelling merchandise assortment; and

•	At La Senza, net sales increased primarily due to favorable currency fluctuations and an increase in the international franchise business.

The increase in comparable store sales was driven by a significant increase in total transactions and higher average dollar sales.

Bath & Body Works

For year-to-date 2011, net sales increased $76 million to $1.043 billion and comparable store sales increased 7%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and antibacterial categories. The increase in comparable store sales was primarily driven by an increase in total transactions and a slight increase in average dollar sales.

Other

For year-to-date 2011, net sales increased $123 million to $618 million primarily related to new Victoria’s Secret and Bath & Body Works stores in Canada and an increase in third-party sales at Mast Global due to recognizing 100% of gross merchandise sourcing revenue to Express and Limited Stores in 2011. For additional information, see Note 7, “Equity Investments and Other.”

Gross Profit

For year-to-date 2011, our gross profit increased $272 million to $1.744 billion and our gross profit rate (expressed as a percentage of net sales) increased to 37.3% from 35.3% primarily driven by the following:

Victoria’s Secret

For year-to-date 2011, the increase in gross profit was primarily driven by:

•

At Victoria’s Secret Stores, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by an increase in buying and occupancy expenses primarily driven by higher net sales and store related activity; and

•

At Victoria’s Secret Direct, gross profit increased driven by higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity and a decrease in buying and occupancy expense primarily related to lower fulfillment costs.

The increase in the gross profit rate was driven primarily by leverage on buying and occupancy expenses from the increase in net sales at Victoria’s Secret and an increase in the merchandise margin rate at Victoria’s Secret Direct.

Bath & Body Works

For year-to-date 2011, the increase in gross profit was driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales and store related activity. The increase in the gross profit rate was driven by an increase in merchandise margin rate and leverage on buying and occupancy expense from the increase in net sales.

Other

For year-to-date 2011, the gross profit increase was primarily driven by net sales increases in our Canadian Victoria’s Secret and Bath & Body Works stores. The gross profit rate increased due to an increase in net sales of our international businesses partially offset by the recognition of 100% of Mast Global’s sales to Express and Limited Stores in 2011.

General, Administrative and Store Operating Expenses

For year-to-date 2011, our general, administrative and store operating expenses increased $283 million to $1.334 billion primarily driven by $163 million of expense associated with the $50 million charitable pledge to The Limited Brands Foundation in the first quarter and the charitable contribution of all of our remaining shares of Express to The Limited Brands Foundation in the second quarter. Additionally, store selling and marketing expenses increased related to the increase in net sales.

The general, administrative and store operating expense rate increased to 28.5% from 25.2% due to deleverage associated with the charitable pledge and contribution to The Limited Brands Foundation.

Other Income and Expense

Interest Expense

The following table provides the average daily borrowings and average borrowing rates for year-to-date 2011 and 2010:

Year-to-Date	2011	2010
Average daily borrowings (in millions)	$3,257	$2,642
Average borrowing rate (in percentages)	6.55%	6.81%

For year-to-date 2011, our interest expense increased $7 million to $119 million primarily driven by an increase in average borrowings related to the March 2011 $1 billion note issuance partially offset by a decrease in the average borrowing rate. In addition, our 2010 interest expense included $10 million of expense associated with terminating our remaining participating interest rate swap arrangements.

Other Income

For year-to-date 2011, our other income (loss) increased from $122 million to $234 million. Our 2011 other income includes an $86 million pre-tax gain related to the sale of a portion of our shares of Express completed in April 2011 and a $147 million gain related to the charitable contribution of our remaining shares of Express to The Limited Brands Foundation completed in July 2011. Our 2010 other income includes a $52 million pre-tax gain related to the Express IPO, a $49 million pre-tax gain related to a $57 million cash distribution from Express, a $20 million pre-tax gain related to the divestiture of the remaining 25% ownership in Limited Stores, a $25 million pre-tax loss on extinguishment of a portion of our 2012 and 2014 Notes and income from our equity method investments in Express and Limited Stores. We ceased recognition of equity method income from Express beginning in the third quarter of 2010 as a result of a change in accounting methodologies and we ceased recognition of equity method income from Limited Stores beginning in the second quarter of 2010 in conjunction with the divestiture of our remaining ownership interest.

Provision for Income Taxes

For year-to-date 2011, our effective tax rate was 24.5% as compared to 32.4% in 2010. The 2011 rate was lower than our combined estimated federal and state rate of 38.5% primarily due to tax benefits associated with the charitable contribution of Express shares to The Limited Brands Foundation. The 2010 rate was lower than our combined federal and state statutory rate primarily due to the divestiture of our remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of our ownership in Limited Stores.

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

Our total cash and cash equivalents held outside of the United States in various foreign jurisdictions were $395 million as of July 30, 2011. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

The following table provides our long-term debt balance as of July 30, 2011, January 29, 2011 and July 31, 2010:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in millions)
Senior Secured Debt
5.30% Mortgage due August 2010	$0	$0	$2

Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$1,000	$0	$0
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	487	486	485
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400

Total Senior Unsecured Debt with Subsidiary Guarantee	$1,887	$886	$885

Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$711	$699	$703
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	219	215	237
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	58	58	58

Total Senior Unsecured Debt	$1,637	$1,621	$1,647

Total	$3,524	$2,507	$2,534
Current Portion of Long-term Debt	0	0	(2)

Total Long-term Debt, Net of Current Portion	$3,524	$2,507	$2,532

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $12 million as of July 30, 2011, $0 million as of January 29, 2011 and $4 million as of July 31, 2010.
(b)	The principal balance outstanding was $213 million as of both July 30, 2011 and January 29, 2011 and $234 million as of July 31, 2010. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $7 million as of July 30, 2011, $2 million as of January 29, 2011 and $4 million as of July 31, 2010.
(c)	The principal balance outstanding was $57 million as of both July 30, 2011 and January 29, 2011 and $58 million as of July 31, 2010. The balances included a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of July 30, 2011, January 29, 2011 and July 31, 2010.

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

Revolving Facility

On July 15, 2011, we entered into an amendment and restatement (“Amendment”) of our secured revolving credit facility (“Revolving Facility”). The Amendment increased the aggregate amount of the commitments of the lenders from $800 million to $1 billion and extended the termination date from August 1, 2014 to July 15, 2016. In addition, the Amendment reduced fees payable under the Revolving Facility which are based on our long-term credit ratings. The fees related to committed and unutilized amounts per year were reduced from 0.50% to 0.325% and the fees related to outstanding letters of credit were reduced from 3.00% to 1.75%. In addition, the interest rate on outstanding borrowings was reduced from the London Interbank Offered Rate (“LIBOR”) plus 3.00% to LIBOR plus 1.75%.

We incurred fees related to the Amendment of the Revolving Facility of $7 million. The fees associated with the Amendment were capitalized and are being amortized over the remaining term of the Revolving Facility.

The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of July 30, 2011, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.

As of July 30, 2011, there were no borrowings outstanding under the Revolving Facility.

Letters of Credit

The Revolving Facility supports our letter of credit program. We had $30 million of outstanding letters of credit as of July 30, 2011 that reduce our remaining availability under our credit agreements.

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

In July 2011, we terminated interest rate designated fair value hedges related to the 2012 Notes with a notional amount of $57 million. In settlement of these hedges, we received $1 million.

Subsequent to July 30, 2011, we terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, we received $10 million.

For additional information, see Note 10, “Derivative Instruments.”

Working Capital and Capitalization

We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of July 30, 2011, January 29, 2011 and July 31, 2010:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in millions)
Cash Provided by Operating Activities (a)	$223	$1,284	$184
Capital Expenditures (a)	162	274	110
Working Capital	1,305	1,088	1,625

Capitalization:
Long-term Debt	3,524	2,507	2,532
Shareholders’ Equity	625	1,476	2,073

Total Capitalization	4,149	3,983	4,605
Remaining Amounts Available Under Credit Agreements (b)	970	755	724

(a)	The January 29, 2011 amounts represent a twelve-month period and the July 30, 2011 and July 31, 2010 amounts represent six-month periods.
(b)	Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $30 million as of July 30, 2011, $45 million as of January 29, 2011 and $76 million as of July 31, 2010.

Credit Ratings

The following table provides our credit ratings as of July 30, 2011:

	Moody’s	S&P	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB+	BB
Outlook	Stable	Negative	Stable

Our borrowing costs under our Revolving Facility are linked to our credit ratings at S&P, Moody’s and Fitch, and if we receive an upgrade or downgrade to our corporate credit ratings by S&P, Moody’s or Fitch, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Revolving Facility by certain of our subsidiaries (such subsidiaries, the “Guarantors”) and the security interests granted in our and the Guarantors’ collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Revolving Facility on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

Common Stock Share Repurchases

Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for year-to-date 2011 and 2010:

	Amount	Shares Repurchased		Amount Repurchased
Repurchase Program	Authorized	2011	2010	2011	2010
	(in millions)	(in thousands)		(in millions)
May 2011 (a)	$500	7,750	NA	$296	$0
March 2011	500	13,695	NA	500	0
November 2010 (b)	200	3,431	NA	109	0
March 2010 (c)	200	NA	2,817	0	68

Total Shares Repurchased		24,876	2,817	$905	$68

(a)	The May 2011 repurchase program had $204 million remaining as of July 30, 2011.
(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.
(c)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.
NA	Not applicable

Subsequent to July 30, 2011, we repurchased an additional 3 million shares of common stock for $113 million under the May 2011 repurchase program.

Dividend Policy and Procedures

In March 2010, our Board of Directors declared a special dividend of $1 per share. The special dividend, totaling $325 million, was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010.

In May 2011, our Board of Directors declared a special dividend of $1 per share. The special dividend, totaling $304 million, was distributed on July 1, 2011 to shareholders of record at the close of business on June 17, 2011.

Our Board of Directors will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time.

Cash Flow

The following table provides a summary of our cash flow activity for year-to-date 2011 and 2010:

	Year-to-Date
	2011	2010
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,130	$1,804

Net Cash Flows Provided by Operating Activities	223	184
Net Cash Flows Used for Investing Activities	(63)	(3)
Net Cash Flows Used for Financing Activities	(258)	(687)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3	2

Net Decrease in Cash and Cash Equivalents	(95)	(504)

Cash and Cash Equivalents, End of Period	$1,035	$1,300

Operating Activities

Net cash provided by operating activities in 2011 was $223 million, including net income of $396 million. Net income included depreciation and amortization of $196 million, expense associated with a contribution of our remaining shares of Express to The Limited Brands Foundation of $163 million, a gain related to The Limited Brands Foundation contribution of $147 million and a pre-tax gain on the sale of Express common stock of $86 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in Income Taxes Payable due to seasonal tax payments and the charitable contribution to The Limited Brands Foundation.

Net cash provided by operating activities in 2010 was $184 million, including net income of $291 million. Net income included depreciation and amortization of $194 million, a gain on Express initial public offering of $52 million, a gain on distribution from Express of $49 million and a gain on divestiture of Limited Stores of $20 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in Income Taxes Payable due to seasonal tax payments.

Investing Activities

Net cash used for investing activities in 2011 was $63 million consisting of capital expenditures of $162 million partially offset by cash proceeds from the sale of Express common stock of $99 million. The capital expenditures included $96 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

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

Financing Activities

Net cash used for financing activities in 2011 was $258 million consisting primarily of repurchase of common stock of $890 million and quarterly and special dividend payments aggregating to $1.40 per share, or $431 million, partially offset by proceeds from the issuance of long-term debt of $981 million (net of issuance costs) and proceeds from the exercise of stock options.

Net cash used for financing activities in 2010 was $687 million consisting primarily of payments of long-term debt of $621 million, quarterly and special dividend payments aggregating to $1.30 per share, or $422 million, and repurchase of common stock of $68 million, partially offset by proceeds from the issuance of long-term debt of $390 million.

Contingent Liabilities and Contractual Obligations

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $82 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant, New York & Company and Anne.x under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $57 million as of July 30, 2011, $65 million as of January 29, 2011 and $75 million as of July 31, 2010. The estimated fair value of these guarantee obligations was $5 million as of July 30, 2011, $6 million as of January 29, 2011 and $7 million as of July 31, 2010 and is included in Other Long-term Liabilities on our Consolidated Balance Sheets.

Our guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and Anne.x are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of July 30, 2011, January 29, 2011 and July 31, 2010.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no other material changes in our contractual obligations since January 29, 2011, other than the issuance of the 2021 Notes. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Other Comprehensive Income

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as a part of the statement of shareholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. This guidance will be effective beginning in fiscal 2012 and must be retrospectively applied to all reporting periods presented. The FASB has permitted early adoption. ASU 2011-05 will not have an impact on our consolidated results of operations, financial position or cash flows.

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

All of our long-term debt as of July 30, 2011 has fixed interest rates. In June 2010, we entered into a series of interest rate swap arrangements related to all of our outstanding 2012 Notes, all of our outstanding 2014 Notes and $175 million of our outstanding 2017 Notes. In August 2010, we terminated $21 million of these interest rate swap arrangements in conjunction with the repurchase of $20 million and $1 million of 2014 Notes and 2012 Notes, respectively. In January 2011, we entered into a series of interest rate swap arrangements related to an additional $150 million of our outstanding 2017 Notes. In July 2011, we terminated interest rate designated fair value hedges related to the 2012 Notes with a notional amount of $57 million. The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in LIBOR.

Subsequent to July 30, 2011, we terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million.

For the balance of our long-term debt that is not subject to the interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments

As of July 30, 2011, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of financial instruments as of July 30, 2011, January 29, 2011 and July 31, 2010:

	July 30, 2011	January 29, 2011	July 31, 2010
	(in millions)
Long-term Debt: (a)
Carrying Value	$3,524	$2,507	$2,534
Fair Value, Estimated (b)	3,704	2,638	2,583
Cross-currency Swap Arrangements (c) (d)	83	57	34
Fixed-to-Floating Interest Rate Swap Arrangements (c) (e)	(19)	(3)	(9)

(a)	The increase in long-term debt is related to the issuance of the March 2021 Notes.
(b)	The estimated fair value is based on quoted market prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
(c)	Swap arrangements are in an (asset) liability position.
(d)	The change in fair value of the cross-currency swap arrangements relates to the fluctuations in the U.S. dollar-Canadian dollar exchange rate.
(e)	Represents multiple interest rate swap arrangements entered into during fiscal 2010 related to various outstanding notes to effectively convert the fixed interest rate on the related debt to a variable interest rate based on three-month LIBOR plus a fixed interest rate.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2011	1,843	$40.72	1,837	$443,829
June 2011	4,813	37.10	4,811	265,341
July 2011	1,568	39.19	1,556	204,367

Total	8,224	38.31	8,204	204,367

(a)	The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)	The average price paid per share includes any broker commissions.
(c)	For additional share repurchase program information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibits
4.1	Amendment and Restatement Agreement, dated as of July 15, 2011, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, under the Amended and Restated Five-Year Revolving Credit Agreement dated as of March 8, 2010 and as Collateral Agent under the loan documents.

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

Exhibits

32	Section 906 Certification (by CEO and CFO).

99.1	Amendment to Schedule 13G regarding common stock of Express, Inc., dated as of July 28, 2011, jointly filed by each of Limited Brands, Inc., Intimate Brands, Inc., Intimate Brands Holding, LLC, Limited Brands Store Operations, Inc., EXP Investments, Inc., and American Apparel Investment.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer
Executive Vice President and Chief Financial Officer *

Date: August 31, 2011

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.