Form 10-Q
period 2011-10-29
LIMITED BRANDS INC
filed 2011-12-02
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-8344
 _________________________________
LIMITED BRANDS, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Delaware	31-1029810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Three Limited Parkway, P.O. Box 16000, Columbus, Ohio	43216
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (614) 415-7000
 _________________________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 25, 2011
296,349,578 Shares

LIMITED BRANDS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2011” and “third quarter of 2010” refer to the thirteen week periods ending October 29, 2011 and October 30, 2010, respectively. “Year-to-date 2011” and “year-to-date 2010” refer to the thirty-nine week periods ending October 29, 2011 and October 30, 2010, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Net Sales	$2,174	$1,983	$6,849	$6,157
Costs of Goods Sold, Buying and Occupancy	(1,389)	(1,269)	(4,319)	(3,971)
Gross Profit	785	714	2,530	2,186
General, Administrative and Store Operating Expenses	(599)	(565)	(1,933)	(1,616)
Operating Income	186	149	597	570
Interest Expense	(64)	(48)	(183)	(160)
Other Income	—	—	233	122
Income Before Income Taxes	122	101	647	532
Provision for Income Taxes	28	40	156	180
Net Income	$94	$61	$491	$352
Net Income Per Basic Share	$0.32	$0.19	$1.60	$1.09
Net Income Per Diluted Share	$0.31	$0.18	$1.55	$1.06
Dividends Per Share	$0.20	$0.15	$1.60	$1.45

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	October 29, 2011	January 29, 2011	October 30, 2010
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$498	$1,130	$988
Accounts Receivable, Net	298	232	247
Inventories	1,537	1,032	1,456
Deferred Income Taxes	30	35	35
Other	253	163	255
Total Current Assets	2,616	2,592	2,981
Property and Equipment, Net	1,661	1,610	1,633
Goodwill	1,452	1,451	1,448
Trade Names and Other Intangible Assets, Net	590	592	597
Other Assets	198	206	232
Total Assets	$6,517	$6,451	$6,891
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$800	$545	$687
Accrued Expenses and Other	700	765	677
Income Taxes	4	194	8
Total Current Liabilities	1,504	1,504	1,372
Deferred Income Taxes	220	202	219
Long-term Debt	3,536	2,507	2,519
Other Long-term Liabilities	736	761	737
Shareholders’ Equity:
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 335, 329 and 327 shares issued; 297, 321 and 321 shares outstanding, respectively	167	164	164
Paid-in Capital	283	164	102
Accumulated Other Comprehensive Income	—	1	5
Retained Earnings	1,354	1,354	1,919
Less: Treasury Stock, at Average Cost; 38, 8 and 6 shares, respectively	(1,284)	(207)	(147)
Total Limited Brands, Inc. Shareholders’ Equity	520	1,476	2,043
Noncontrolling Interest	1	1	1
Total Equity	521	1,477	2,044
Total Liabilities and Equity	$6,517	$6,451	$6,891

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2011	2010
Operating Activities:
Net Income	$491	$352
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	290	291
Amortization of Landlord Allowances	(26)	(25)
Deferred Income Taxes	22	(6)
Share-based Compensation Expense	38	38
Excess Tax Benefits from Share-based Compensation	(40)	(12)
Gain on Sale of Express Common Stock	(86)	—
Contribution of Express Common Stock to The Limited Brands Foundation	163	—
Gain on Contribution of Express Common Stock to The Limited Brands Foundation	(147)	—
Gain on Distribution from Express	—	(49)
Gain on Express Initial Public Offering	—	(52)
Gain on Divestiture of Limited Stores	—	(20)
Loss on Extinguishment of Debt	—	25
Changes in Assets and Liabilities:
Accounts Receivable	(57)	(28)
Inventories	(504)	(415)
Accounts Payable, Accrued Expenses and Other	155	181
Income Taxes Payable	(150)	(120)
Other Assets and Liabilities	(55)	(79)
Net Cash Provided by Operating Activities	94	81
Investing Activities:
Capital Expenditures	(338)	(197)
Proceeds from Sale of Express Common Stock	99	—
Return of Capital from Express	—	49
Return of Capital from Limited Stores	—	7
Proceeds from Divestiture of Limited Stores	—	32
Proceeds from Express Initial Public Offering	—	20
Other Investing Activities	—	4
Net Cash Used for Investing Activities	(239)	(85)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	981	390
Payments of Long-term Debt	—	(645)
Financing Costs	(7)	(14)
Repurchase of Common Stock	(1,073)	(147)
Dividends Paid	(491)	(471)
Excess Tax Benefits from Share-based Compensation	40	12
Proceeds from Exercise of Stock Options and Other	61	60
Net Cash Used for Financing Activities	(489)	(815)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	3
Net Decrease in Cash and Cash Equivalents	(632)	(816)
Cash and Cash Equivalents, Beginning of Period	1,130	1,804
Cash and Cash Equivalents, End of Period	$498	$988

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2011” and “third quarter of 2010” refer to the thirteen week periods ending October 29, 2011 and October 30, 2010, respectively. “Year-to-date 2011” and “year-to-date 2010” refer to the thirty-nine week periods ending October 29, 2011 and October 30, 2010, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the quarter ended October 29, 2011 and October 30, 2010 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2010 Annual Report on Form 10-K.
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
Goodwill
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If companies determine, based on qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This guidance will be effective beginning in fiscal year 2012, however, early adoption is permitted. The Company is currently evaluating the provisions of this ASU.

3. Earnings Per Share and Shareholders’ Equity
Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter and year-to-date of 2011 and 2010:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
	(in millions)
Weighted-average Common Shares:
Issued Shares	334	326	333	325
Treasury Shares	(36)	(4)	(26)	(1)
Basic Shares	298	322	307	324
Effect of Dilutive Options and Restricted Stock	10	10	10	9
Diluted Shares	308	332	317	333
Anti-dilutive Options and Awards (a)	1	1	1	2

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Shareholders’ Equity
Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for year-to-date 2011 and 2010:

	Amount	Shares Repurchased		Amount Repurchased
Repurchase Program	Authorized	2011	2010	2011	2010
	(in millions)	(in thousands)		(in millions)
May 2011 (a)	$500	12,535	NA	$468	NA
March 2011	500	13,695	NA	500	NA
November 2010 (b)	200	3,431	NA	109	NA
March 2010 (c)	200	NA	5,714	NA	147
Total		29,661	5,714	$1,077	$147

(a)	The May 2011 repurchase program had $32 million remaining as of October 29, 2011.

(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

(c)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.

NA	Not applicable
For the May 2011 repurchase program, $4 million of share repurchases were reflected in Accounts Payable on the October 29, 2011 Consolidated Balance Sheet and were settled in November 2011.
Subsequent to October 29, 2011, the Company completed the May 2011 repurchase program and the Company's Board of Directors approved a new $250 million share repurchase program ("November 2011 repurchase program") in conjunction with the completion of the May 2011 repurchase program.
Subsequent to October 29, 2011, the Company repurchased an additional 0.8 million shares of common stock for $32 million under the May 2011 repurchase program and an additional 0.6 million shares of common stock for $26 million under the November 2011 repurchase program.
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
Subsequent to October 29, 2011, the Company declared a special dividend of $2 per share, estimated to total $600 million. The special dividend will be distributed on December 23, 2011 to shareholders of record at the close of business on December 12, 2011.

4. Inventories
The following table provides details of inventories as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in millions)
Finished Goods Merchandise	$1,449	$956	$1,365
Raw Materials and Merchandise Components	88	76	91
Total Inventories	$1,537	$1,032	$1,456

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net
The following table provides details of property and equipment, net as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in millions)
Property and Equipment, at Cost	$4,362	$4,183	$4,148
Accumulated Depreciation and Amortization	(2,701)	(2,573)	(2,515)
Property and Equipment, Net	$1,661	$1,610	$1,633

Depreciation expense was $93 million and $96 million for the third quarter of 2011 and 2010, respectively. Depreciation expense was $287 million and $286 million for year-to-date 2011 and 2010, respectively.

6. Goodwill, Trade Names and Other Intangible Assets, Net
Goodwill
The following table provides the rollforward of goodwill for year-to-date 2011:

	Victoria’s Secret (a)	Bath & Body Works	Total
	(in millions)
Balance as of January 29, 2011	$823	$628	$1,451
Foreign Currency Translation	1	—	1
Balance as of October 29, 2011	$824	$628	$1,452

(a)	Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.

The following table provides the rollforward of goodwill for year-to-date 2010:

	Victoria’s Secret (a)	Bath & Body Works	Total
	(in millions)
Balance as of January 30, 2010	$814	$628	$1,442
Foreign Currency Translation	6	—	6
Balance as of October 30, 2010	$820	$628	$1,448

(a)	Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.
Intangible Assets – Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $577 million as of October 29, 2011, $576 million as of January 29, 2011 and $573 million as of October 30, 2010 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.
Intangible Assets – Finite Lives
Intangible assets with finite lives represent intellectual property, certain trademarks, licensing agreements, customer relationships and favorable operating leases. These assets totaled $13 million as of October 29, 2011, $16 million as of January 29, 2011 and $24 million as of October 30, 2010 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. Amortization expense was $1 million and $2 million for the third quarter of 2011 and 2010, respectively. Amortization expense was $3 million and $5 million for year-to-date 2011 and 2010, respectively. Estimated future annual amortization expense will be approximately $1 million for the remainder of 2011, $4 million in 2012, $3 million in 2013, $3 million in 2014 and $2 million in 2015.

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
The Company recognized merchandise sourcing revenue from Express of $123 million and $122 million in the third quarter of 2011 and 2010, respectively. The Company recognized merchandise sourcing revenue from Express of $315 million and $267 million in year-to-date 2011 and 2010, respectively. The 2010 amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage. The Company’s accounts receivable from Express for merchandise sourcing and other services provided totaled $88 million as of October 29, 2011, $74 million as of January 29, 2011 and $100 million as of October 30, 2010.

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
On April 12, 2011, the Company sold 5.5 million shares of its common stock in Express for $99 million. As a result, the Company’s ownership interest was reduced from 14% to 8% and the Company recognized a pre-tax gain of $86 million, which is included in Other Income on the year-to-date 2011 Consolidated Statement of Income. On April 21, 2011, the Company formally renounced its rights to its Express Board of Directors’ seat. As a result, the Company commenced accounting for its investment in Express using the available-for-sale method of accounting in the first quarter of 2011.
In July 2011, the Company contributed all of its remaining 7.2 million shares of Express to The Limited Brands Foundation. This charitable contribution funded the Company’s April 2011 $50 million pledge to The Limited Brands Foundation and provided additional funding for their charitable activities. As a result, the Company recognized contribution expense in the second quarter of 2011 of $113 million equal to the difference between the market value of the Express shares on the date of the contribution and the amount of the pledge made in the first quarter of 2011. These amounts are included in General, Administrative and Store Operating Expenses on the year-to-date 2011 Consolidated Statements of Income. The Company also recognized a non-taxable gain of $147 million representing the difference between the market value of the Express shares on the date of the contribution and the Company’s net carrying value. The gain is included in Other Income on the year-to-date 2011 Consolidated Statements of Income.
The Company’s investment carrying value under the cost method of accounting was $29 million as of January 29, 2011 and $37 million as of October 30, 2010. These amounts are included in Other Assets on the 2010 Consolidated Balance Sheets.
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
The Company recognized merchandise sourcing revenue from Limited Stores of $30 million and $22 million in the third quarter of 2011 and 2010, respectively. The Company recognized merchandise sourcing revenue from Limited Stores of $82 million and $56 million in year-to-date 2011 and 2010, respectively. These amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services provided totaled $16 million as of October 29, 2011, $9 million as of January 29, 2011 and $11 million as of October 30, 2010.
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
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $69 million as of October 29, 2011, $69 million as of January 29, 2011 and $68 million as of October 30, 2010 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
For the third quarter of 2011 and year-to-date 2011, the Company’s effective tax rates were 22.6% and 24.1%, respectively. The third quarter of 2011 rate was lower than the Company's combined estimated federal and state rate of 38.5% primarily due to the resolution of certain income tax matters. The year-to-date 2011 rate was lower than the Company's combined estimated federal and state rate of 38.5% primarily due to tax benefits associated with the Company's charitable contribution of Express shares to The Limited Brands Foundation as well as the resolution of certain tax matters.
For the third quarter of 2010 and year-to-date 2010, the Company’s effective tax rates were 39.6% and 33.8%, respectively. The year-to-date 2010 rate was lower than the Company’s combined estimated federal and state rate of 38.5% primarily due to the divestiture of its remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of its ownership in Limited Stores.
Income taxes paid were approximately $24 million and $74 million for the third quarter of 2011 and 2010, respectively. Income taxes paid approximated $377 million and $342 million for year-to-date 2011 and 2010, respectively.

9. Long-term Debt
The following table provides the Company’s long-term debt balance as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$1,000	$—	$—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	487	486	485
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$1,887	$886	$885
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$721	$699	$707
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	221	215	220
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	58	58	58
Total Senior Unsecured Debt	$1,649	$1,621	$1,634
Total Long-term Debt	$3,536	$2,507	$2,519

(a)
The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $22 million as of October 29, 2011, $0 million as of January 29, 2011 and $7 million as of October 30, 2010.

(b)
The principal balance outstanding was $213 million as of October 29, 2011, January 29, 2011 and October 30, 2010. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $8 million as of October 29, 2011, $2 million as of January 29, 2011 and $7 million as of October 30, 2010.

(c)
The principal balance outstanding was $57 million as of October 29, 2011, January 29, 2011 and October 30, 2010. The balances included a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of October 29, 2011, January 29, 2011 and October 30, 2010.

Issuance of Notes
2011
In March 2011, the Company issued $1 billion of 6.625% notes due in April 2021 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $981 million, which included transaction costs of $19 million. These transaction costs are being amortized through the maturity date of April 2021 and are included within Other Assets on the October 29, 2011 Consolidated Balance Sheet.
2010
In May 2010, the Company issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $390 million, which included transaction costs of $10 million. These transaction costs are being amortized through the maturity date of May 2020 and are included within Other Assets on the October 29, 2011, January 29, 2011 and October 30, 2010 Consolidated Balance Sheets.

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
Revolving Facility
On July 15, 2011, the Company entered into an amendment and restatement (“Amendment”) of its secured revolving credit facility (“Revolving Facility”). The Amendment increased the aggregate amount of the commitments of the lenders under the Revolving Facility from $800 million to $1 billion and extended the termination date from August 1, 2014 to July 15, 2016. In addition, the Amendment reduced fees payable under the Revolving Facility which are based on the Company’s long-term credit ratings. The fees related to committed and unutilized amounts per year were reduced from 0.50% to 0.325% per annum and the fees related to outstanding letters of credit were reduced from 3.00% to 1.75% per annum. In addition, the interest rate on outstanding borrowings was reduced from the London Interbank Offered Rate (“LIBOR”) plus 3.00% to LIBOR plus 1.75%.
The Company incurred fees related to the Amendment of the Revolving Facility of $7 million, which were capitalized and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of October 29, 2011, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of October 29, 2011, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $32 million of outstanding letters of credit as of October 29, 2011 that reduces its remaining availability under its credit agreements.
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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in millions)
Other Long-term Liabilities	$66	$57	$45

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the third quarter and year-to-date 2011 and 2010:

		Third Quarter		Year-to-Date
	Location	2011	2010	2011	2010
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$17	$(11)	$(9)	$(11)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (Loss) (a)	Other Income (Loss)	(17)	5	6	23

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
In July 2011, the Company terminated interest rate designated fair value hedges related to the 2012 Notes with a notional amount of $57 million. In settlement of these hedges, the Company received $1 million. The settlement amount was equal to the fair value adjustment to the 2012 Notes and is being amortized as a reduction to interest expense through the maturity date of the 2012 Notes.
In August 2011, the Company terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, the Company received $9 million. The settlement amount was equal to the fair value adjustment to the 2014 Notes and will be amortized as a reduction to interest expense through the maturity date of the 2014 Notes.

In September 2011, the Company terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $150 million. In settlement of these hedges, the Company received $12 million. The settlement amount was equal to the fair value adjustment to the 2017 Notes and will be amortized as a reduction to interest expense through the maturity date of the 2017 Notes.
As of October 29, 2011, the Company's remaining interest rate designated fair value hedges have a notional amount of $175 million related to a portion of the Company's 2017 Notes.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in millions)
Other Assets	$10	$3	$15

11. Fair Value Measurements
The following table provides a summary of the carrying value and fair value of long-term debt as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in millions)
Carrying Value	$3,536	$2,507	$2,519
Fair Value (a)	3,762	2,638	2,702

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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of October 29, 2011, January 29, 2011 and October 30, 2010:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of October 29, 2011
Assets:
Cash and Cash Equivalents	$498	$—	$—	$498
Interest Rate Designated Fair Value Hedges	—	10	—	10
Liabilities:
Cross-currency Cash Flow Hedges	—	66	—	66
Lease Guarantees	—	—	5	5
As of January 29, 2011
Assets:
Cash and Cash Equivalents	$1,130	$—	$—	$1,130
Interest Rate Designated Fair Value Hedges	—	3	—	3
Liabilities:
Cross-currency Cash Flow Hedges	—	57	—	57
Lease Guarantees	—	—	6	6
As of October 30, 2010
Assets:
Cash and Cash Equivalents	$988	$—	$—	$988
Interest Rate Designated Fair Value Hedges	—	15	—	15
Liabilities:
Cross-currency Cash Flow Hedges	—	45	—	45
Lease Guarantees	—	—	6	6

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
The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for third quarter and year-to-date 2011 and 2010:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
	(in millions)
Beginning Balance	$5	$7	$6	$9
Change in Estimated Fair Value Reported in Earnings	—	(1)	(1)	(3)
Ending Balance	$5	$6	$5	$6

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

12. Comprehensive Income
The following table provides detail for other comprehensive income for third quarter and year-to-date 2011 and 2010:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
	(in millions)
Net Income	$94	$61	$491	$352
Other Comprehensive Income (Loss):
Foreign Currency Translation	2	—	1	—
Unrealized Gain (Loss) on Cash Flow Hedges	17	(11)	(9)	(11)
Reclassification of Cash Flow Hedges to Earnings	(17)	5	7	30
Total Comprehensive Income	$96	$55	$490	$371

The following table provides additional detail regarding the composition of accumulated other comprehensive income as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in millions)
Foreign Currency Translation	$(7)	$(7)	$(6)
Cash Flow Hedges	7	8	11
Total Accumulated Other Comprehensive Income	$—	$1	$5

The components of other comprehensive income and accumulated other comprehensive income above are presented net of tax as applicable.

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
Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $75 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with generally accepted accounting principles (“U.S. GAAP”) in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $53 million as of October 29, 2011, $65 million as of January 29, 2011 and $71 million as of October 30, 2010. The estimated fair value of these guarantee obligations was $5 million as of October 29, 2011, $6 million as of January 29, 2011 and $6 million as of October 30, 2010, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s) and Lane Bryant are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of October 29, 2011, January 29, 2011 and October 30, 2010.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $13 million and $11 million for the third quarter of 2011 and 2010, respectively. Total expense recognized related to the qualified plan was $40 million and $36 million for year-to-date 2011 and 2010, respectively.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $9 million for the third quarter of 2011 and $7 million for the third quarter of 2010. Total expense recognized related to the non-qualified plan was $21 million and $19 million for year-to-date 2011 and 2010, respectively.

15. Segment Information
The Company has two reportable segments: Victoria’s Secret and Bath & Body Works.
The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products and accessories under the Victoria’s Secret, Victoria’s Secret Pink and La Senza brand names. Victoria’s Secret merchandise is sold through retail stores; its website, www.VictoriasSecret.com; and its catalogue. Through its website and catalogue, certain Victoria’s Secret’s merchandise may be purchased worldwide. La Senza sells merchandise through retail stores located throughout Canada and stores with licensing arrangements or franchise relationships in 42 other countries. La Senza products may also be purchased through its website, www.LaSenza.com.
The Bath & Body Works segment sells personal care, beauty and home fragrance products. Bath & Body Works merchandise is sold at retail stores and through its website, www.bathandbodyworks.com.
Other consists of the following:

•	International retail, franchise, license and wholesale operations (excluding La Senza), which include the Company’s Bath & Body Works and Victoria’s Secret stores in Canada;

•	Henri Bendel, a chain of specialty stores which feature accessories and other products;

•	Mast Global, a merchandise sourcing and production function serving the Company’s internal brands as well as third-party customers; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for third quarter and year-to-date 2011 and 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2011
Third Quarter:
Net Sales	$1,311	$504	$359	$2,174
Operating Income (Loss)	149	41	(4)	186
Year-to-Date:
Net Sales	$4,326	$1,547	$976	$6,849
Operating Income (Loss) (a)	628	165	(196)	597
2010
Third Quarter:
Net Sales	$1,189	$467	$327	$1,983
Operating Income (Loss)	123	32	(6)	149
Year-to-Date:
Net Sales	$3,901	$1,434	$822	$6,157
Operating Income (Loss)	482	134	(46)	570

(a)	Other includes $163 million of expense associated with the charitable contribution to The Limited Brands Foundation. For additional information, see Note 7, “Equity Investments.”
The Company’s international sales, consisting of La Senza, Victoria's Secret Canada and Bath & Body Works Canada retail sales; non-U.S. franchise, license and wholesale operations; and direct sales shipped internationally, totaled $207 million and $176 million for third quarter of 2011 and 2010, respectively. The Company’s international sales totaled $643 million and $496 million for year-to-date 2011 and 2010, respectively.

16. Subsequent Events
Subsequent to October 29, 2011, the Company divested 51% of its ownership interest in its third-party sourcing business to affiliates of Sycamore Partners. In the fourth quarter of 2011, the Company received pre-tax net cash proceeds of $125 million and will recognize an estimated pre-tax gain of $115 million. Beginning in the fourth quarter of 2011, the Company will account for this investment under the equity method of accounting.
Subsequent to October 29, 2011, the Company completed the May 2011 repurchase program and the Company's Board of Directors approved a new $250 million share repurchase program in conjunction with the completion of the May 2011 repurchase program. In addition, the Company's Board of Directors declared a special dividend of $2 per share, estimated to total $600 million. For additional information, see Note 3, "Earnings Per Share and Shareholders' Equity."

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of October 29, 2011, January 29, 2011 and October 30, 2010, the Condensed Consolidating Statements of Income for the third quarter and year-to-date periods ended October 29, 2011 and October 30, 2010 and the Condensed Consolidating Statements of Cash Flows for the year-to-date periods ended October 29, 2011 and October 30, 2010.

LIMITED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)

	October 29, 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$89	$409	$—	$498
Accounts Receivable, Net	1	238	59	—	298
Inventories	—	1,274	264	(1)	1,537
Deferred Income Taxes	—	31	(1)	—	30
Other	—	152	101	—	253
Total Current Assets	1	1,784	832	(1)	2,616
Property and Equipment, Net	—	928	733	—	1,661
Goodwill	—	1,318	134	—	1,452
Trade Names and Other Intangible Assets, Net	—	411	179	—	590
Net Investments in and Advances to/from Consolidated Affiliates	3,930	16,363	3,124	(23,417)	—
Other Assets	198	45	628	(673)	198
Total Assets	$4,129	$20,849	$5,630	$(24,091)	$6,517
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$2	$389	$409	$—	$800
Accrued Expenses and Other	67	386	247	—	700
Income Taxes	—	—	4	—	4
Total Current Liabilities	69	775	660	—	1,504
Deferred Income Taxes	(5)	39	186	—	220
Long-term Debt	3,536	659	(6)	(653)	3,536
Other Long-term Liabilities	8	554	187	(13)	736
Total Equity	521	18,822	4,603	(23,425)	521
Total Liabilities and Equity	$4,129	$20,849	$5,630	$(24,091)	$6,517

LIMITED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)

	January 29, 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$701	$429	$—	$1,130
Accounts Receivable, Net	1	189	42	—	232
Inventories	—	830	202	—	1,032
Deferred Income Taxes	—	30	5	—	35
Other	—	117	47	(1)	163
Total Current Assets	1	1,867	725	(1)	2,592
Property and Equipment, Net	—	936	674	—	1,610
Goodwill	—	1,318	133	—	1,451
Trade Names and Other Intangible Assets, Net	—	411	181	—	592
Net Investments in and Advances to/from Consolidated Affiliates	11,835	28,045	14,486	(54,366)	—
Other Assets	176	55	645	(670)	206
Total Assets	$12,012	$32,632	$16,844	$(55,037)	$6,451
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$—	$312	$233	$—	$545
Accrued Expenses and Other	29	420	316	—	765
Income Taxes	(3)	167	30	—	194
Total Current Liabilities	26	899	579	—	1,504
Deferred Income Taxes	(6)	28	180	—	202
Long-term Debt	2,507	608	47	(655)	2,507
Other Long-term Liabilities	12	576	188	(15)	761
Total Equity	9,473	30,521	15,850	(54,367)	1,477
Total Liabilities and Equity	$12,012	$32,632	$16,844	$(55,037)	$6,451

LIMITED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
(Unaudited)

	October 30, 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$567	$421	$—	$988
Accounts Receivable, Net	3	203	41	—	247
Inventories	—	1,243	213	—	1,456
Deferred Income Taxes	—	36	(1)	—	35
Other	8	134	113	—	255
Total Current Assets	11	2,183	787	—	2,981
Property and Equipment, Net	—	984	649	—	1,633
Goodwill	—	1,318	130	—	1,448
Trade Names and Other Intangible Assets, Net	—	418	179	—	597
Net Investments in and Advances to/from Consolidated Affiliates	11,929	12,975	6,199	(31,103)	—
Other Assets	71	88	778	(705)	232
Total Assets	$12,011	$17,966	$8,722	$(31,808)	$6,891
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$—	$441	$246	$—	$687
Accrued Expenses and Other	65	357	255	—	677
Income Taxes	—	—	8	—	8
Total Current Liabilities	65	798	509	—	1,372
Deferred Income Taxes	(8)	36	191	—	219
Long-term Debt	2,519	609	82	(691)	2,519
Other Long-term Liabilities	13	562	176	(14)	737
Total Equity	9,422	15,961	7,764	(31,103)	2,044
Total Liabilities and Equity	$12,011	$17,966	$8,722	$(31,808)	$6,891

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$2,022	$876	$(724)	$2,174
Costs of Goods Sold, Buying and Occupancy	—	(1,328)	(758)	697	(1,389)
Gross Profit	—	694	118	(27)	785
General, Administrative and Store Operating Expenses	(1)	(545)	(79)	26	(599)
Operating Income (Loss)	(1)	149	39	(1)	186
Interest Expense	(64)	(6)	(3)	9	(64)
Other Income (Expense)	—	5	(1)	(4)	—
Income (Loss) Before Income Taxes	(65)	148	35	4	122
Provision (Benefit) for Income Taxes	—	37	(9)	—	28
Equity in Earnings, Net of Tax	159	(62)	4	(101)	—
Net Income (Loss)	$94	$49	$48	$(97)	$94

	Third Quarter 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$1,858	$630	$(505)	$1,983
Costs of Goods Sold, Buying and Occupancy	—	(1,216)	(525)	472	(1,269)
Gross Profit	—	642	105	(33)	714
General, Administrative and Store Operating Expenses	(1)	(528)	(71)	35	(565)
Operating Income (Loss)	(1)	114	34	2	149
Interest Expense	(48)	—	(3)	3	(48)
Other Income (Expense)	(1)	4	(1)	(2)	—
Income (Loss) Before Income Taxes	(50)	118	30	3	101
Provision (Benefit) for Income Taxes	—	48	(8)	—	40
Equity in Earnings, Net of Tax	111	172	(1)	(282)	—
Net Income (Loss)	$61	$242	$37	$(279)	$61

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-To-Date 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$6,337	$2,443	$(1,931)	$6,849
Costs of Goods Sold, Buying and Occupancy	—	(4,058)	(2,108)	1,847	(4,319)
Gross Profit	—	2,279	335	(84)	2,530
General, Administrative and Store Operating Expenses	(5)	(1,610)	(405)	87	(1,933)
Operating Income (Loss)	(5)	669	(70)	3	597
Interest Expense	(183)	(15)	(9)	24	(183)
Other Income (Expense)	—	12	231	(10)	233
Income (Loss) Before Income Taxes	(188)	666	152	17	647
Provision (Benefit) for Income Taxes	—	119	37	—	156
Equity in Earnings, Net of Tax	679	346	153	(1,178)	—
Net Income (Loss)	$491	$893	$268	$(1,161)	$491

	Year-To-Date 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$5,803	$1,757	$(1,403)	$6,157
Costs of Goods Sold, Buying and Occupancy	—	(3,813)	(1,471)	1,313	(3,971)
Gross Profit	—	1,990	286	(90)	2,186
General, Administrative and Store Operating Expenses	(3)	(1,521)	(194)	102	(1,616)
Operating Income (Loss)	(3)	469	92	12	570
Interest Expense	(159)	—	(9)	8	(160)
Other Income (Expense)	(26)	10	144	(6)	122
Income (Loss) Before Income Taxes	(188)	479	227	14	532
Provision (Benefit) for Income Taxes	(9)	145	44	—	180
Equity in Earnings, Net of Tax	531	433	(32)	(932)	—
Net Income (Loss)	$352	$767	$151	$(918)	$352

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-To-Date 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(159)	$35	$218	$—	$94
Investing Activities:
Capital Expenditures	—	(174)	(164)	—	(338)
Proceeds from Sale of Express Common Stock	—	—	99	—	99
Net Investments in Consolidated Affiliates	—	—	(62)	62	—
Net Cash Provided by (Used for) Investing Activities	—	(174)	(127)	62	(239)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	981	—	—	—	981
Financing Costs	(7)	—	—	—	(7)
Repurchase of Common Stock	(1,073)	—	—	—	(1,073)
Dividends Paid	(491)	—	—	—	(491)
Excess Tax Benefits from Share-based Compensation	—	32	8	—	40
Net Financing Activities and Advances to/from Consolidated Affiliates	688	(505)	(121)	(62)	—
Proceeds from Exercise of Stock Options and Other	61	—	—	—	61
Net Cash Provided by (Used for) Financing Activities	159	(473)	(113)	(62)	(489)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Decrease in Cash and Cash Equivalents	—	(612)	(20)	—	(632)
Cash and Cash Equivalents, Beginning of Period	—	701	429	—	1,130
Cash and Cash Equivalents, End of Period	$—	$89	$409	$—	$498

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-To-Date 2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(151)	$102	$130	$—	$81
Investing Activities:
Capital Expenditures	—	(116)	(81)	—	(197)
Return of Capital from Express	—	—	49	—	49
Return of Capital from Limited Stores	—	—	7	—	7
Proceeds from Divestiture of Limited Stores	—	—	32	—	32
Proceeds from Express Initial Public Offering	—	—	20	—	20
Other Investing Activities	—	—	4	—	4
Net Cash Provided by (Used for) Investing Activities	—	(116)	31	—	(85)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	390	—	—	—	390
Payment of Long-term Debt	(645)	—	—	—	(645)
Financing Costs	(14)	—	—	—	(14)
Repurchase of Common Stock	(147)	—	—	—	(147)
Dividends Paid	(471)	—	—	—	(471)
Excess Tax Benefits from Share-based Compensation	—	10	2	—	12
Net Financing Activities and Advances to/from Consolidated Affiliates	978	(870)	(108)	—	—
Proceeds from Exercise of Stock Options and Other	60	—	—	—	60
Net Cash Provided by (Used for) Financing Activities	151	(860)	(106)	—	(815)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3	—	3
Net Increase (Decrease) in Cash and Cash Equivalents	—	(874)	58	—	(816)
Cash and Cash Equivalents, Beginning of Period	—	1,441	363	—	1,804
Cash and Cash Equivalents, End of Period	$—	$567	$421	$—	$988

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Limited Brands, Inc.:
We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of October 29, 2011 and October 30, 2010, and the related consolidated statements of income for the thirteen and thirty-nine week periods ended October 29, 2011 and October 30, 2010, and the consolidated statements of cash flows for the thirty-nine week periods ended October 29, 2011 and October 30, 2010. These financial statements are the responsibility of the Company’s management.
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
December 2, 2011

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

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Executive Overview
We had strong performance in the third quarter of 2011. Our net sales increased $191 million to $2.174 billion driven by a comparable store sales increase of 9%. Our operating income increased $37 million to $186 million and our operating income rate improved to 8.6% from 7.5%. Our third quarter earnings included $17 million of income tax benefit primarily related to the resolution of certain tax matters. For additional information related to our third quarter 2011 financial performance, see “Results of Operations.”
Subsequent to October 29, 2011, we divested 51% of our ownership interest in our third-party apparel sourcing business to affiliates of Sycamore Partners. In the fourth quarter of 2011, we received pre-tax net cash proceeds of $125 million and will recognize an estimated pre-tax gain of $115 million.

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

Store Data
The following table compares third quarter of 2011 store data to third quarter of 2010 and year-to-date 2011 store data to year-to-date 2010:

	Third Quarter			Year-to-Date
Sales Per Average Selling Square Foot	2011	2010	% Change	2011	2010	% Change
Victoria's Secret Stores U.S.	$156	$138	13%	$495	$432	15%
Bath & Body Works U.S.	124	115	8%	380	353	8%
La Senza Canada (a)	90	89	1%	277	277	—%

Sales Per Average Store (in thousands)
Victoria's Secret Stores U.S.	$925	$810	14%	$2,926	$2,526	16%
Bath & Body Works U.S.	294	273	8%	900	836	8%
La Senza Canada (a)	298	299	—%	923	930	(1)%

Average Store Size (selling square feet)
Victoria's Secret Stores U.S.	5,934	5,865	1%
Bath & Body Works U.S.	2,372	2,368	—%
La Senza Canada	3,319	3,356	(1)%

Total Selling Square Feet (in thousands)
Victoria's Secret Stores U.S.	6,035	6,094	(1)%
Bath & Body Works U.S.	3,784	3,825	(1)%
La Senza Canada	826	856	(3)%

(a)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

The following table compares third quarter of 2011 store data to the third quarter of 2010 and year-to-date 2011 store data to year-to-date 2010:

	Third Quarter		Year-to-Date
	2011	2010	2011	2010
Number of Stores (a)
Victoria's Secret
Beginning of Period	1,018	1,039	1,028	1,040
Opened	1	1	2	5
Closed	(2)	(1)	(13)	(6)
End of Period	1,017	1,039	1,017	1,039
Bath & Body Works
Beginning of Period	1,596	1,619	1,606	1,627
Opened	2	—	3	2
Closed	(3)	(4)	(14)	(14)
End of Period	1,595	1,615	1,595	1,615
La Senza Canada
Beginning of Period	249	255	252	258
Opened	—	—	—	—
Closed	—	—	(3)	(3)
End of Period	249	255	249	255
Bath & Body Works Canada
Beginning of Period	62	39	59	31
Opened	3	17	6	25
Closed	—	—	—	—
End of Period	65	56	65	56
Victoria's Secret Canada
Beginning of Period	14	6	12	4
Opened	4	6	6	8
Closed	(1)	—	(1)	—
End of Period	17	12	17	12
Henri Bendel
Beginning of Period	12	11	11	11
Opened	4	—	5	—
Closed	—	—	—	—
End of Period	16	11	16	11
Total
Beginning of Period	2,951	2,969	2,968	2,971
Opened	14	24	22	40
Closed	(6)	(5)	(31)	(23)
End of Period	2,959	2,988	2,959	2,988

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria's Secret stores operated by licensees and franchisees.

Results of Operations
Third Quarter of 2011 Compared to Third Quarter of 2010
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the third quarter of 2011 in comparison to the third quarter of 2010:

			Operating Income Rate
	2011	2010	2011	2010
Third Quarter	(in millions)
Victoria’s Secret	$149	$123	11.3%	10.4%
Bath & Body Works	41	32	8.1%	6.8%
Other (a)	(4)	(6)	(0.9)%	(1.8)%
Total Operating Income	$186	$149	8.6%	7.5%

(a)	Includes Corporate, Mast Global, Henri Bendel and our international operations excluding La Senza.
For the third quarter of 2011, operating income increased $37 million to $186 million and the operating income rate increased to 8.6% from 7.5%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2011 in comparison to the third quarter of 2010:

	2011	2010	% Change
Third Quarter	(in millions)
Victoria’s Secret Stores	$941	$841	12%
La Senza	93	90	3%
Victoria’s Secret Direct	277	258	8%
Total Victoria’s Secret	1,311	1,189	10%
Bath & Body Works	504	467	8%
Other (a)	359	327	10%
Total Net Sales	$2,174	$1,983	10%

(a)	Includes Mast Global, Henri Bendel and our international operations excluding La Senza.
The following table provides a reconciliation of net sales for the third quarter of 2011 to the third quarter of 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
Third Quarter	(in millions)
2010 Net Sales	$1,189	$467	$327	$1,983
Comparable Store Sales	96	36	(8)	124
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	4	(8)	20	16
Foreign Currency Translation	3	—	2	5
Direct Channels	19	9	—	28
Mast Global Third-party Sales and Other	—	—	18	18
2011 Net Sales	$1,311	$504	$359	$2,174

The following table compares the third quarter of 2011 comparable store sales to the third quarter of 2010:

Third Quarter	2011	2010
Victoria’s Secret Stores	13%	14%
La Senza	(4)%	1%
Total Victoria’s Secret	11%	13%
Bath & Body Works	9%	6%
Total Comparable Store Sales (a)	9%	10%

(a)	Includes Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For the third quarter of 2011, our net sales increased $191 million to $2.174 billion and comparable store sales increased 9%. The increase in our net sales was primarily driven by the following:

Victoria's Secret

For the third quarter of 2011, net sales increased $122 million to $1.311 billion and comparable store sales increased 11%. The increase in net sales was primarily driven by the following:

•
At Victoria's Secret Stores, net sales increased across most categories including Pink, core lingerie and beauty, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution;

•	At Victoria's Secret Direct, net sales increased 8% related to increases in Pink and apparel; and

•	At La Senza, net sales increased primarily due to favorable currency translation, partially offset by a decline in the Canadian retail business.

The increase in comparable store sales was primarily driven by an increase in total transactions and higher average dollar sales at Victoria's Secret Stores.
Bath & Body Works
For the third quarter of 2011, net sales increased $37 million to $504 million and comparable store sales increased 9%. From a merchandise category perspective, net sales were driven by growth in home fragrance, the Signature Collection and antibacterial categories which all incorporated newness and innovation. The increase in comparable store sales was driven by an increase in total transactions with flat average dollar sales.
Other
For the third quarter of 2011, net sales increased $32 million to $359 million primarily related to new Victoria's Secret and Bath & Body Works stores in Canada, revenue from our international wholesale and franchise business and an increase in third-party sales at Mast Global.
Gross Profit
For the third quarter of 2011, our gross profit increased $71 million to $785 million and our gross profit rate (expressed as a percentage of net sales) slightly increased to 36.1% from 36.0%, primarily driven by the following:
Victoria's Secret

For the third quarter of 2011, the gross profit increase was primarily driven by the following:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and store related activity; and

•	At Victoria's Secret Direct, gross profit increased primarily due to higher merchandise margin dollars as a result of the increase in net sales.
The gross profit rate was flat driven primarily by a decrease in the merchandise margin rate related to increased product costs and positive response to our customer marketing programs offset by a decrease in buying and occupancy expense rate due to leverage associated with higher sales.

Bath & Body Works

For the third quarter of 2011, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales and store related activity.
The gross profit rate was flat driven primarily by a decrease in the merchandise margin rate related to increased product costs offset by a decrease in buying and occupancy expense rate due to leverage associated with higher sales.
Other
For the third quarter of 2011, the gross profit increase was primarily driven by an increase in Mast Global third-party sales, net sales increases in our Canadian Victoria's Secret and Bath & Body Works stores as well as revenue increases from our international wholesale and franchise business. The gross profit rate increased due to an increase in higher margin sales related to our international businesses partially offset by an increase in lower margin Mast Global third-party sales.

General, Administrative and Store Operating Expenses
For the third quarter of 2011, our general, administrative and store operating expenses increased $34 million to $599 million primarily driven by an increase in store selling expenses related to higher sales and other investments to improve the customer experience including investments in training and technology.

The general, administrative and store operating expense rate decreased to 27.6% from 28.5% due to leverage associated with higher sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2011 and 2010:

Third Quarter	2011	2010
Average daily borrowings (in millions)	$3,560	$2,562
Average borrowing rate (in percentages)	6.71%	7.05%

For the third quarter of 2011, our interest expense increased $16 million to $64 million primarily driven by an increase in average borrowings related to the March 2011 $1 billion note issuance, partially offset by a decrease in the average borrowing rate.
Provision for Income Taxes
For the third quarter of 2011, our effective tax rate was 22.6% as compared to 39.6% in the third quarter of 2010. The 2011 rate was lower than our combined estimated federal and state rate of 38.5% primarily due to income tax benefits associated with the resolution of certain tax matters.

Results of Operations
Year-to-Date 2011 Compared to Year-to-Date 2010
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2011 in comparison to year-to-date 2010:

			Operating Income Rate
	2011	2010	2011	2010
Year-to-Date	(in millions)
Victoria’s Secret	$628	$482	14.5%	12.4%
Bath & Body Works	165	134	10.7%	9.3%
Other (a) (b)	(196)	(46)	(20.1)%	(5.5)%
Total Operating Income	$597	$570	8.7%	9.3%

(a)	Includes Corporate, Mast, Henri Bendel and our international operations excluding La Senza.

(b)
2011 includes $163 million of expense associated with the charitable contribution of all of our remaining shares of Express to The Limited Brands Foundation. For additional information, see Note 7, “Equity Investments.”

For year-to-date 2011, operating income increased $27 million to $597 million and the operating income rate decreased to 8.7% from 9.3%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2011 in comparison to year-to-date 2010:

	2011	2010	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores	$2,992	$2,625	14%
La Senza	295	277	6%
Victoria’s Secret Direct	1,039	999	4%
Total Victoria’s Secret	4,326	3,901	11%
Bath & Body Works	1,547	1,434	8%
Other (a)	976	822	19%
Total Net Sales	$6,849	$6,157	11%

(a)	Includes Mast, Henri Bendel and our international operations excluding La Senza.
The following table provides a reconciliation of net sales for year-to-date 2011 to year-to-date 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
Year-to-Date	(in millions)
2010 Net Sales	$3,901	$1,434	$822	$6,157
Comparable Store Sales	353	99	(7)	445
Sales Associated With New, Closed and Non-comparable Remodeled Stores, Net	16	(14)	78	80
Foreign Currency Translation	16	—	8	24
Direct Channels	40	28	—	68
Mast Third-party Sales and Other	—	—	75	75
2011 Net Sales	$4,326	$1,547	$976	$6,849

The following table compares year-to-date 2011 comparable store sales to year-to-date 2010:

Year-to-Date	2011	2010
Victoria’s Secret Stores	15%	13%
La Senza	(2)%	1%
Total Victoria’s Secret	13%	12%
Bath & Body Works	8%	4%
Total Comparable Store Sales (a)	11%	9%

(a)	Includes Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For year-to-date 2011, our net sales increased $692 million to $6.849 billion and comparable store sales increased 11%. The increase in our net sales was primarily driven by the following:

Victoria's Secret

For year-to-date 2011, net sales increased $425 million to $4.326 billion and comparable store sales increased 13%. The increase in net sales was primarily driven by:

•
At Victoria's Secret Stores, net sales increased across most categories including Pink, core lingerie and beauty driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution;

•	At Victoria's Secret Direct, net sales increased 4% with increases across most categories including Pink, swimwear, core lingerie and apparel driven by a compelling merchandise assortment; and

•
At La Senza, net sales increased primarily due to favorable currency fluctuations and an increase in the international franchise business, partially offset by a decline in the Canadian retail business.

The increase in comparable store sales was driven by a significant increase in total transactions and higher average dollar sales.
Bath & Body Works
For year-to-date 2011, net sales increased $113 million to $1.547 billion and comparable store sales increased 8%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and antibacterial categories. The increase in comparable store sales was primarily driven by an increase in total transactions and a slight increase in average dollar sales.
Other
For year-to-date 2011, net sales increased $154 million to $976 million primarily related to new Victoria's Secret and Bath & Body Works stores in Canada, an increase in third-party sales at Mast Global and revenue from our international wholesale and franchise business.
Gross Profit
For year-to-date 2011, our gross profit increased $344 million to $2.530 billion and our gross profit rate (expressed as a percentage of net sales) increased to 36.9% from 35.5% primarily driven by the following:
Victoria's Secret

For year-to-date 2011, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by an increase in buying and occupancy expenses primarily driven by higher net sales and store related activity; and

•
At Victoria's Secret Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales and decreased promotional activity, partially offset by an increase in product costs. In addition, buying and occupancy expenses decreased primarily due to lower fulfillment costs.

The gross profit rate increase was driven primarily by leverage on buying and occupancy expenses from the increase in net sales and an increase in the merchandise margin rate at Victoria's Secret Direct from decreased promotional activity partially offset by increased product costs.

Bath & Body Works

For year-to-date 2011, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales and store related activity. The gross profit rate increase was driven by an increase in the merchandise margin rate and leverage on buying and occupancy expense.

Other

For year-to-date 2011, the gross profit increase was primarily driven by net sales increases in our Canadian Victoria's Secret and Bath & Body Works stores, increases in Mast Global third-party sales as well as revenue increases from our international wholesale and franchise business. The gross profit rate increased due to an increase in higher margin sales related to our international businesses partially offset by an increase in lower margin Mast Global third-party sales.

General, Administrative and Store Operating Expenses

For year-to-date 2011, our general, administrative and store operating expenses increased $317 million to $1.933 billion primarily driven by $163 million of expense associated with the $50 million charitable pledge to The Limited Brands Foundation in the first quarter and the charitable contribution of all of our remaining shares of Express to The Limited Brands Foundation in the second quarter. Additionally, store selling and marketing expenses increased related to the increase in net sales.

The general, administrative and store operating expense rate increased to 28.2% from 26.2% due to deleverage associated with the charitable pledge and contribution to The Limited Brands Foundation.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2011 and 2010:

Year-to-Date	2011	2010
Average daily borrowings (in millions)	$3,351	$2,615
Average borrowing rate (in percentages)	6.61%	6.95%

For year-to-date 2011, our interest expense increased $23 million to $183 million primarily driven by an increase in average borrowings related to the March 2011 $1 billion note issuance, partially offset by a decrease in the average borrowing rate. In addition, our 2010 interest expense included $10 million of expense associated with terminating our remaining participating interest rate swap arrangements, the write-off of deferred financing costs and debt issuance costs.
Other Income
For year-to-date 2011, our other income (loss) increased from $122 million to $233 million. Our 2011 other income includes an $86 million pre-tax gain related to the sale of a portion of our shares of Express completed in April 2011 and a $147 million gain related to the charitable contribution of our remaining shares of Express to The Limited Brands Foundation completed in July 2011. Our 2010 other income includes a $52 million pre-tax gain related to the Express IPO, a $49 million pre-tax gain related to a $57 million cash distribution from Express, a $20 million pre-tax gain related to the divestiture of the remaining 25% ownership in Limited Stores, a $25 million pre-tax loss on extinguishment of a portion of our 2012 and 2014 Notes and income from our equity method investments in Express and Limited Stores.
Provision for Income Taxes
For year-to-date 2011, our effective tax rate was 24.1% as compared to 33.8% in 2010. The 2011 rate was lower than our combined estimated federal and state statutory rate of 38.5% primarily due to tax benefits associated with the charitable contribution of Express shares to The Limited Brands Foundation as well as the resolution of certain tax matters. The 2010 rate was lower than our combined federal and state rate primarily due to the divestiture of our remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of our ownership in Limited Stores.

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
Our total cash and cash equivalents held outside of the United States in various foreign jurisdictions were $324 million as of October 29, 2011. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.
The following table provides our long-term debt balance as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$1,000	$—	$—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	487	486	485
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$1,887	$886	$885
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$721	$699	$707
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	221	215	220
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	58	58	58
Total Senior Unsecured Debt	$1,649	$1,621	$1,634
Total Long-term Debt	$3,536	$2,507	$2,519

(a)
The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $22 million as of October 29, 2011, $0 million as of January 29, 2011 and $7 million as of October 30, 2010.

(b)
The principal balance outstanding was $213 million as of October 29, 2011, January 29, 2011 and October 30, 2010. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $8 million as of October 29, 2011, $2 million as of January 29, 2011 and $7 million as of October 30, 2010.

(c)
The principal balance outstanding was $57 million as of October 29, 2011, January 29, 2011 and October 30, 2010. The balances included a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of October 29, 2011, January 29, 2011 and October 30, 2010.

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
Revolving Facility
On July 15, 2011, we entered into an amendment and restatement (“Amendment”) of our secured revolving credit facility (“Revolving Facility”). The Amendment increased the aggregate amount of the commitments of the lenders under the Revolving Facility from $800 million to $1 billion and extended the termination date from August 1, 2014 to July 15, 2016. In addition, the Amendment reduced fees payable under the Revolving Facility which are based on our long-term credit ratings. The fees related to committed and unutilized amounts per year were reduced from 0.50% to 0.325% per annum and the fees related to outstanding letters of credit were reduced from 3.00% to 1.75% per annum. In addition, the interest rate on outstanding borrowings was reduced from the London Interbank Offered Rate (“LIBOR”) plus 3.00% to LIBOR plus 1.75%.
We incurred fees related to the Amendment of the Revolving Facility of $7 million, which were capitalized and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of October 29, 2011, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of October 29, 2011, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $32 million of outstanding letters of credit as of October 29, 2011 that reduces our remaining availability under our credit agreements.
Term Loan and Participating Interest Rate Swap Arrangements
In March 2010, we prepaid $200 million of a term loan. In conjunction with the term loan prepayment, we terminated participating interest rate swap arrangements totaling $200 million. For additional information, see Note 10, “Derivative Instruments.”
Fair Value Interest Rate Swap Arrangements
In June 2010, we entered into multiple interest rate swap arrangements related to all of the outstanding 2012 Notes, all of the outstanding 2014 Notes and $175 million of the outstanding 2017 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on a LIBOR plus a fixed interest rate.
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
In January 2011, we entered into multiple fair value interest rate swap arrangements to effectively convert an additional $150 million of the outstanding 2017 Notes from a fixed interest rate to a variable interest rate.
In July 2011, we terminated interest rate designated fair value hedges related to the 2012 Notes with a notional amount of $57 million. In settlement of these hedges, we received $1 million.
In August 2011, we terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, we received $9 million.
In September 2011, we terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $150 million. In settlement of these hedges, we received $12 million.
As of October 29, 2011, our remaining interest rate designated fair value hedges have a notional amount of $175 million related to a portion of our 2017 Notes.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in millions)
Cash Provided by Operating Activities (a)	$94	$1,284	$81
Capital Expenditures (a)	338	274	197
Working Capital	1,112	1,088	1,609
Capitalization:
Long-term Debt	3,536	2,507	2,519
Shareholders’ Equity	520	1,476	2,043
Total Capitalization	4,056	3,983	4,562
Remaining Amounts Available Under Credit Agreements (b)	968	755	733

(a)	The January 29, 2011 amounts represent a twelve-month period and the October 29, 2011 and October 30, 2010 amounts represent nine-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $32 million as of October 29, 2011, $45 million as of January 29, 2011 and $67 million as of October 30, 2010.

Credit Ratings
The following table provides our credit ratings as of October 29, 2011:

	Moody’s	S&P	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB+	BB
Outlook	Stable	Stable	Stable

Our borrowing costs under our Revolving Facility are linked to our credit ratings at S&P, Moody’s and Fitch. If we receive an upgrade or downgrade to our corporate credit ratings by S&P, Moody’s or Fitch, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Revolving Facility by certain of our subsidiaries (such subsidiaries, the “Guarantors”) and the security interests granted in our and the Guarantors’ collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Revolving Facility on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for year-to-date 2011 and 2010:

	Amount	Shares Repurchased		Amount Repurchased
Repurchase Program	Authorized	2011	2010	2011	2010
	(in millions)	(in thousands)		(in millions)
May 2011 (a)	$500	12,535	NA	$468	NA
March 2011	500	13,695	NA	500	NA
November 2010 (b)	200	3,431	NA	109	NA
March 2010 (c)	200	NA	5,714	NA	147
Total		29,661	5,714	$1,077	$147

(a)	The May 2011 repurchase program had $32 million remaining as of October 29, 2011.

(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

(c)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.

NA	Not applicable
Subsequent to October 29, 2011, we completed the May 2011 repurchase program and our Board of Directors approved a new $250 million share repurchase program ("November 2011 repurchase program") in conjunction with the completion of the May 2011 repurchase program.
Subsequent to October 29, 2011, we repurchased an additional 0.8 million shares of common stock for $32 million under the May 2011 repurchase program and an additional 0.6 million shares of common stock for $26 million under the November 2011 repurchase program.
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
Subsequent to October 29, 2011, we declared a special dividend of $2 per share, estimated to total $600 million. The special dividend will be distributed on December 23, 2011 to shareholders of record at the close of business on December 12, 2011.
Our Board of Directors will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2011 and 2010:

	Year-to-Date
	2011	2010
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,130	$1,804
Net Cash Flows Provided by Operating Activities	94	81
Net Cash Flows Used for Investing Activities	(239)	(85)
Net Cash Flows Used for Financing Activities	(489)	(815)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	3
Net Decrease in Cash and Cash Equivalents	(632)	(816)
Cash and Cash Equivalents, End of Period	$498	$988

Operating Activities
Net cash provided by operating activities in 2011 was $94 million, including net income of $491 million. Net income included depreciation and amortization of $290 million, expense associated with a contribution of our remaining shares of Express to The Limited Brands Foundation of $163 million, a gain related to The Limited Brands Foundation contribution of $147 million and a pre-tax gain on the sale of Express common stock of $86 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal increases in inventories (and related increases in accounts payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our income taxes payable decrease was due to seasonal tax payments and the tax benefit associated with the charitable contribution to The Limited Brands Foundation.
Net cash provided by operating activities in 2010 was $81 million, including net income of $352 million. Net income included depreciation and amortization of $291 million, a gain on Express Initial Public Offering of $52 million, a gain on Distribution from Express of $49 million and a gain on divestiture of Limited Stores of $20 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal increases in inventories (and related increases in accounts payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year.
Investing Activities
Net cash used for investing activities in 2011 was $239 million consisting of capital expenditures of $338 million partially offset by cash proceeds from the sale of Express common stock of $99 million. The capital expenditures included $198 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
Financing Activities
Net cash used for financing activities in 2011 was $489 million consisting primarily of repurchases of common stock of $1.073 billion and quarterly and special dividend payments aggregating to $1.60 per share, or $491 million, partially offset by proceeds from the issuance of long-term debt of $981 million (net of issuance costs) and proceeds from the exercise of stock options.
Net cash used for financing activities in 2010 was $815 million consisting primarily of payment of long-term debt of $645 million, quarterly and special dividend payments aggregating to $1.45 per share, or $471 million, and repurchases of common stock of $147 million, partially offset by proceeds from issuance of long-term debt of $390 million.
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $75 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), Lane Bryant and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with U.S. GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $53 million as of October 29, 2011, $65 million as of January 29, 2011 and $71 million as of October 30, 2010. The estimated fair value of these guarantee obligations was $5 million as of October 29, 2011, $6 million as of January 29, 2011 and $6 million as of October 30, 2010, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s) and Lane Bryant are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on U.S. GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of October 29, 2011, January 29, 2011 and October 30, 2010.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 29, 2011, other than the issuance of the 2021 Notes. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

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
Goodwill
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If companies determine, based on qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This guidance will be effective beginning in fiscal year 2012, however, early adoption is permitted. We are currently evaluating the provisions of this ASU.
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

Market Risk
The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates. We use derivative financial instruments like cross-currency swaps and interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.
Foreign Exchange Rate Risk
Our foreign exchange rate translation exposure is primarily the result of the January 2007 acquisition of La Senza Corporation, whose operations are conducted primarily in Canada. To mitigate the translation risk to our earnings and the fair value of our investment in La Senza associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk to La Senza's net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate.
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
All of our long-term debt as of October 29, 2011 has fixed interest rates. As of October 29, 2011, we have interest rate designated fair value hedges with a notional amount of $175 million related to a portion of our 2017 Notes. The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in LIBOR.
For the balance of our long-term debt that is not subject to the interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of October 29, 2011, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of financial instruments as of October 29, 2011, January 29, 2011 and October 30, 2010:

	October 29, 2011	January 29, 2011	October 30, 2010
	(in millions)
Long-term Debt: (a)
Carrying Value	$3,536	$2,507	$2,519
Fair Value, Estimated (b)	3,762	2,638	2,702
Cross-currency Swap Arrangements (c) (d)	66	57	45
Fixed-to-Floating Interest Rate Swap Arrangements (c) (e)	(10)	(3)	(15)

(a)	The increase in long-term debt is related to the issuance of the March 2021 Notes.

(b)	The estimated fair value is based on quoted market prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an (asset) liability position.

(d)	The change in fair value of the cross-currency swap arrangements relates to the fluctuations in the U.S. dollar-Canadian dollar exchange rate.

(e)
Represents multiple interest rate swap arrangements related to various outstanding notes to effectively convert the fixed interest rate on the related debt to a variable interest rate based on three-month LIBOR plus a fixed interest rate.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides our repurchases of our common stock during the third quarter of 2011:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2011	3,316	$34.62	3,276	$91,059
September 2011	1,180	38.30	1,130	47,923
October 2011	401	41.37	379	32,209
Total	4,897	36.06	4,785	32,209

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

Date: December 2, 2011

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.