Form 10-K
period 2012-01-28
LIMITED BRANDS INC
filed 2012-03-23
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                  to
Commission file number 1-8344
______________________________________________________
LIMITED BRANDS, INC.
(Exact name of registrant as specified in its charter)
 ______________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	31-1029810 (I.R.S. Employer Identification No.)

Three Limited Parkway, P.O. Box 16000, Columbus, Ohio (Address of principal executive offices)	43216 (Zip Code)
Registrant’s telephone number, including area code (614) 415-7000
______________________________________________________
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $9,222,266,781.
Number of shares outstanding of the registrant’s Common Stock as of March 9, 2012: 289,398,347.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2012 Annual Meeting of Stockholders to be held on May 26, 2012, are incorporated by reference into Part II and Part III.

PART I

ITEM 1. BUSINESS.
General
We operate in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to a segment leader focused on women’s intimate and other apparel, personal care and beauty categories that make customers feel sexy, sophisticated and forever young. We sell our merchandise through specialty retail stores in the United States (“U.S.”) and Canada, which are primarily mall-based, and through websites, catalogue and international franchise, license and wholesale partners. We are committed to building a family of the world’s best fashion retail brands, offering captivating customer experiences that drive long-term loyalty.
Victoria’s Secret
Victoria’s Secret, including Victoria’s Secret Pink, is the leading specialty retailer of women’s intimate and other apparel with fashion-inspired collections, prestige fragrances and cosmetics, celebrated supermodels and world-famous runway shows. We sell our Victoria’s Secret products at more than 1,000 Victoria’s Secret stores in the U.S. and Canada, through the Victoria’s Secret catalogue and online at www.VictoriasSecret.com. Additionally, Victoria’s Secret brand products are also available in Victoria's Secret Beauty and Accessories stores operated by partners under a franchise or wholesale model throughout the world.
Bath & Body Works
Bath & Body Works is one of the leading specialty retailers of home fragrance and personal care products including shower gels, lotions and antibacterial soaps. We sell our Bath & Body Works products at more than 1,600 Bath & Body Works stores in the U.S. and Canada and online at www.BathandBodyWorks.com. Additionally, Bath & Body Works brand products are available through franchise locations in the Middle East.
Other Brands
La Senza is a specialty retailer of women’s intimate apparel. We sell our La Senza products at more than 200 La Senza stores in Canada and online at www.LaSenza.com. Additionally, La Senza has approximately 300 stores in 30 countries operating under franchise and licensing arrangements.
Henri Bendel sells upscale accessory products through our New York flagship and 18 other stores, as well as online at www.HenriBendel.com.
Acquisitions and Divestitures
La Senza
In January 2007, we completed our acquisition of La Senza. The results of La Senza are included in the Other segment.
Express
In July 2007, we completed the divestiture of 75% of our ownership interest in Express to affiliates of Golden Gate Capital. From May 2010 through July 2011, we sold 10.4 million shares of Express common stock and contributed our remaining 7.2 million shares of common stock to The Limited Brands Foundation.
Limited Stores
In August 2007, we completed the divestiture of 75% of our ownership interest in Limited Stores to affiliates of Sun Capital. In June 2010, we completed the divestiture of our remaining 25% ownership interest in Limited Stores.

Third-party Apparel Sourcing Business
On October 31, 2011, we divested 51% of our ownership interest in our third-party apparel sourcing business to affiliates of Sycamore Partners. We continue to retain a 49% interest which we account for as an equity method investee.

Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2011”, “2010”, “2009”, “2008” and “2007” refer to the 52 week periods ending January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008, respectively. “2012” refers to the 53 week period ended February 2, 2013.

Real Estate

Company-owned Retail Stores
Our company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the U.S. and Canada. As a result of our strong brand and established retail presence, we have been able to acquire high-traffic locations in most retail centers in which we operate. Substantially all of our stores were profitable in 2011.
The following table provides the retail businesses and the number of our company-owned retail stores in operation for each business as of January 28, 2012 and January 29, 2011.

	January 28, 2012	January 29, 2011
Victoria’s Secret Stores U.S.	1,017	1,028
Bath & Body Works U.S.	1,587	1,606
La Senza Canada (a)	230	252
Bath & Body Works Canada	69	59
Victoria’s Secret Canada	19	12
Henri Bendel	19	11
Total	2,941	2,968
________________

(a)
During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet. Under this program, we plan to close 38 underperforming stores. Of these stores, 12 were closed as of January 28, 2012. The remainder were closed during the first quarter of 2012. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	Acquired/ Divested Businesses		End of Year
2011	2,968	40	(67)	—		2,941
2010	2,971	44	(47)	—		2,968
2009	3,014	59	(102)	—		2,971
2008	2,926	145	(57)	—		3,014
2007	3,766	129	(100)	(869)	(a)	2,926
________________

(a)	Express and Limited Stores were divested in July 2007 and August 2007, respectively.
Franchise, License and Wholesale Agreements
In addition to our company-owned stores, our products are sold at hundreds of franchise and other locations throughout the world. We have agreements with unaffiliated partners to operate Victoria's Secret, Bath & Body Works and La Senza stores throughout the world. Under these agreements, third parties operate stores that sell our products under our brand names. We continue to increase the number of countries under these types of arrangements as part of our efforts to expand internationally.
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

•
At Victoria’s Secret, we market products to the college-age woman with Victoria’s Secret Pink and then transition her into glamorous and sexy product lines, such as Angels, Very Sexy and Body by Victoria. While bras and panties are the core of what we do, these brands also give our customers choices in clothing, accessories, fragrances, personal care, swimwear and athletic attire.

•	Bath & Body Works caters to our customers’ entire well-being, providing shower gels and lotions, aromatherapy, antibacterial soaps, home fragrance and personal care accessories.

•	In Canada, La Senza is a leader in young women’s intimate apparel. La Senza offerings include bras, panties, sleepwear, loungewear and accessories.
In-Store Experience and Store Operations
We view the customers' in-store experience as an important vehicle for communicating the image of each brand. We utilize visual presentation of merchandise, in-store marketing, music and our sales associates to reinforce the image represented by the brands.
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
Product Development, Sourcing and Logistics
We believe a large part of our success comes from frequent and innovative product launches, which include bra launches at Victoria’s Secret and La Senza and new fragrance launches at Bath & Body Works. Our merchant, design and sourcing teams have a long history of bringing innovative products to our customers. Additionally, we believe that our sourcing function (Mast Global) has a long and deep presence in the key sourcing markets including those in the United States and Asia, which helps us partner with the best manufacturers and get high quality products quickly.
Experienced and Committed Management Team
We were founded in 1963 and have been led since inception by Leslie H. Wexner. Our senior management team has a wealth of retail and business experience at Limited Brands and other companies such as Neiman Marcus, Target, The Gap, Inc., The Home Depot, Carlson Companies, Land's End, Levi Strauss and Yum Brands. We believe that we have one of the most experienced management teams in retail.
Additional Information
Merchandise Suppliers
During 2011, we purchased merchandise from approximately 1,000 suppliers located throughout the world. No supplier provided 10% or more of our merchandise purchases.
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
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2011, 2010 and 2009 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
Working Capital
We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our revolving credit facility is available for additional working capital needs and investment opportunities.
Regulation
We and our products are subject to regulation by various federal, state, local and foreign regulatory authorities. We are subject to a variety of customs regulations and international trade arrangements.
Trademarks and Patents
Our trademarks and patents, which constitute our primary intellectual property, have been registered or are the subject of pending applications in the United States Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We believe our products are identified by our intellectual property and, thus, our intellectual property is of significant value. Accordingly, we intend to maintain our intellectual property and related registrations and vigorously protect our intellectual property assets against infringement.
Segment Information
We have two reportable segments: Victoria’s Secret and Bath & Body Works. Prior to the fourth quarter of 2011, the Victoria’s Secret reportable segment consisted of the Victoria’s Secret and La Senza operating segments which were aggregated in accordance with the authoritative guidance included in Accounting Standards Codification Topic 280, Segment Reporting. In the fourth quarter of 2011, we ceased aggregating La Senza with Victoria's Secret. While this reporting change did not impact our consolidated results, segment data for previous years has been recast to be consistent with the current year presentation throughout the Form 10-K. For additional information, see Note 21 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
Associate Relations
As of January 28, 2012, we employed approximately 97,000 associates, 79,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

Executive Officers of Registrant
Set forth below is certain information regarding our executive officers.
Leslie H. Wexner, 74, has been our Chairman of the Board of Directors for more than thirty years and our Chief Executive Officer since our founding in 1963.
Martyn R. Redgrave, 59, has been our Executive Vice President and Chief Administrative Officer since March 2005.
Stuart B. Burgdoerfer, 48, has been our Executive Vice President and Chief Financial Officer since April 2007.
Sharen J. Turney, 55, has been our Chief Executive Officer and President of Victoria’s Secret since July 2006.
Nicholas P. M. Coe, 49, has been our Chief Executive Officer and President of Bath & Body Works since August 2011.
Charles C. McGuigan, 55, has been our Chief Executive Officer and President of Mast Global since February 2011.
Jane L. Ramsey, 54, has been our Executive Vice President, Human Resources, since April 2006.
All of the above officers serve at the discretion of our Board of Directors and are members of our Executive Committee.
Available Information
We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Copies of these reports, proxy statements and other information can be read and copied at:
SEC Public Reference Room
100 F Street NE
Washington, D.C. 20549
Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website www.LimitedBrands.com.
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
Limited Brands, Inc.
Investor Relations Department
Three Limited Parkway, P.O. Box 16000
Columbus, Ohio 43216

ITEM 1A. RISK FACTORS.
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

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
Our net sales, profit, cash flows and future growth may be adversely affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. In addition, market disruptions due to severe weather conditions, natural disasters, health hazards or other major events or the prospect of these events could also impact consumer spending and confidence levels. In particular, our operating results are impacted by factors in the U.S. and Canadian economies. Purchases of women’s intimate and other apparel, beauty and personal care products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We intend to further expand into international markets through license and franchise agreements and/or company-owned stores. The risks associated with our expansion into international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation.

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
Our direct operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the (a) diversion of sales from our stores, which may impact comparable store sales figures, (b) difficulty in recreating the in-store experience through our direct channels, (c) domestic or international resellers purchasing merchandise and reselling it overseas outside our control, (d) the failure of and risks related to the systems that operate the websites and their related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions, and (e) risks related to the fulfillment of direct-to-consumer orders. Any of these events could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We purchase merchandise directly in foreign markets and in our domestic market. Many of our imports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or safeguard quotas. We compete with other companies for production facilities.
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
Postal rate increases and paper and printing costs will affect the cost of our order fulfillment and catalogue and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. Future paper and postal rate increases could adversely impact our earnings if we are unable to recover these costs or if we are unable to implement more efficient printing, mailing, delivery and order fulfillment systems. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our information technology systems, as well as those of our service providers, are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Additionally, these types of problems could result in a breach of confidential customer information which could result in damage to our reputation and/or litigation. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process orders and deliver products to the stores or impact our consumers ability to access our websites in a timely manner or expose confidential customer information could have a material adverse effect on our results of operations, financial condition and cash flows.
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
As a public company, we are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the SEC and the New York Stock Exchange (the “NYSE”). Failure to comply with such laws and regulations could have an adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.
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
We along with our third-party business partners are subject to complex compliance and litigation risks. Actions filed against our Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. Difficulty can exist in complying with sometimes conflicting regulations in local, national or foreign jurisdictions as well as new or changing regulations that affect how we operate. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and shareholders that could have a material adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 28, 2012:

Location	Use	Approximate Square Footage
Columbus, Ohio	Corporate, distribution and shipping	6,388,000
Montreal, Quebec, Canada	Office, distribution and shipping	452,000
New York, New York	Office, sourcing and product development/design	479,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	80,000
Rio Rancho, New Mexico	Call center	75,000
Various foreign locations	Office and sourcing	74,000

United States
Our business for both the Victoria’s Secret and Bath & Body Works segments is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York, New York; Kettering, Ohio; and Rio Rancho, New Mexico.
Our distribution and shipping facilities consist of seven buildings located in the Columbus, Ohio area. These buildings, including attached office space, comprise approximately 6.4 million square feet.
As of January 28, 2012, we operate 2,623 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years. The leases expire at various dates between 2012 and 2026.
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
Our distribution and shipping facilities consist of two buildings located in the Montreal, Quebec area. These buildings, including attached office space, comprise approximately 387,000 square feet. Additionally, we lease additional office facilities in the Montreal area comprised of approximately 65,000 square feet. During the fourth quarter of 2011, we initiated a restructuring program designed to relocate a substantial portion of its Canadian home office from Montreal to Columbus, Ohio. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
As of January 28, 2012, we operate 318 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years. The leases expire on various dates between 2012 and 2023.
Other International
As of January 28, 2012, we also have global representation through the following:

•	349 independently owned La Senza stores operated under licensing arrangements in 30 countries;

•	18 independently owned Bath & Body Works stores operated by a franchisee in 6 Middle Eastern countries; and

•	57 independently owned Victoria’s Secret Beauty and Accessories stores as well as various duty free locations in 39 countries.
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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock (“LTD”) is traded on the New York Stock Exchange. As of January 28, 2012, there were approximately 46,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 179,000.
The following table provides our quarterly market prices and cash dividends per share for 2011 and 2010:

	Market Price		Cash Dividend per Share
	High	Low
2011
Fourth quarter	$44.46	$37.57	$2.20	(a)
Third quarter	45.45	31.43	0.20
Second quarter	42.75	35.08	1.20	(b)
First quarter	41.48	28.64	0.20	(c)
2010
Fourth quarter	$35.48	$28.05	$3.15	(d)
Third quarter	29.95	23.57	0.15
Second quarter	28.19	21.78	0.15
First quarter	28.78	19.12	1.15	(e)
________________

(a)	In December 2011, our Board of Directors declared a special dividend of $2 per share which was distributed on December 23, 2011 to shareholders of record at the close of business on December 12, 2011.

(b)	In May 2011, our Board of Directors declared a special dividend of $1 per share which was distributed on July 1, 2011 to shareholders of record at the close of business on June 17, 2011.

(c)	In January 2011, our Board of Directors declared an increase in our quarterly common stock dividend from $0.15 to $0.20 per share.

(d)	In November 2010, our Board of Directors declared a special dividend of $3 per share which was distributed on December 21, 2010 to shareholders of record at the close of business on December 7, 2010.

(e)	In March 2010, our Board of Directors declared a special dividend of $1 per share which was distributed on April 19, 2010 to shareholders of record at the close of business on April 5, 2010.

In February 2012, our Board of Directors declared an increase in our first quarter 2012 common stock dividend from $0.20 to $0.25 per share. The dividend was paid on March 9, 2012 to shareholders of record at the close of business on February 24, 2012 and included the $0.05 per share increase.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index. The plotted points represent the closing price on the last day of the fiscal year indicated.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a) (b) (c)
AMONG LIMITED BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX

_______________

(a)	This table represents $100 invested in stock or in index at the closing price on February 3, 2007 including reinvestment of dividends.

(b)	The January 28, 2012 cumulative total return includes the $1.00 and $2.00 special dividends in May 2011 and December 2011, respectively.

(c)	The January 29, 2011 cumulative total return includes the $1.00 and $3.00 special dividends in March 2010 and December 2010, respectively.
The following table provides our repurchases of our common stock during the fourth quarter of 2011:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs(c)
	(in thousands)		(in thousands)
November 2011	1,414	$41.84	1,392	$223,932
December 2011	936	40.23	920	186,976
January 2012	570	40.31	562	164,309
Total	2,920	41.03	2,874
 ________________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009	February 2, 2008
	(in millions)
Summary of Operations
Net Sales	$10,364	$9,613	$8,632	$9,043	$10,134
Gross Profit	4,057	3,631	3,028	3,006	3,509
Operating Income (a)	1,238	1,284	868	589	1,110
Net Income (b)	850	805	448	220	718
	(as a percentage of net sales)
Gross Profit	39.1%	37.8%	35.1%	33.2%	34.6%
Operating Income	11.9%	13.4%	10.1%	6.5%	11.0%
Net Income	8.2%	8.4%	5.2%	2.4%	6.9%

Per Share Results
Net Income Per Basic Share	$2.80	$2.49	$1.39	$0.66	$1.91
Net Income Per Diluted Share	$2.70	$2.42	$1.37	$0.65	$1.89
Dividends per Share	$3.80	$4.60	$0.60	$0.60	$0.60
Weighted Average Diluted Shares Outstanding (in millions)	314	333	327	337	380

Other Financial Information	(in millions)
Cash and Cash Equivalents	$935	$1,130	$1,804	$1,173	$1,018
Total Assets	6,108	6,451	7,173	6,972	7,437
Working Capital	842	1,088	1,928	1,612	1,545
Net Cash Provided by Operating Activities	1,266	1,284	1,174	954	765
Capital Expenditures	426	274	202	479	749
Long-term Debt	3,481	2,507	2,723	2,897	2,905
Other Long-term Liabilities	780	761	731	732	709
Shareholders’ Equity	137	1,476	2,183	1,874	2,219

Return on Average Shareholders’ Equity	105%	44%	22%	11%	28%
Comparable Store Sales Increase (Decrease) (c)	10%	9%	(4)%	(9)%	(2)%
Return on Average Assets	14%	12%	6%	3%	10%
Current Ratio	1.6	1.7	2.5	2.3	2.1

Stores and Associates at End of Year
Number of Stores (d)	2,941	2,968	2,971	3,014	2,926
Selling Square Feet (in thousands) (d)	10,934	10,974	10,934	10,898	10,310
Number of Associates	97,000	96,500	92,100	90,900	97,500
 ________________

(a)	Operating income includes the effect of the following items:

(i)
In 2011, a $232 million impairment charge related to goodwill and other intangible assets for our La Senza business; a $111 million gain related to the divestiture of 51% of our third-party apparel sourcing business; $163 million of expense related to the charitable contribution of our remaining shares of Express, Inc. to the Limited Brands Foundation; and $24 million of restructuring expenses at La Senza.

(ii)	In 2009, a $9 million pre-tax gain, $14 million net of related tax benefits, associated with the reversal of an accrued contractual liability as a result of the divestiture of a joint venture.

(iii)
In 2008, a $215 million impairment charge related to goodwill and other intangible assets for our La Senza business; a $128 million gain related to the divestiture of a personal care joint venture; $23 million of expense related to restructuring activities; and a $19 million impairment charge related to a joint venture.

(iv)
In 2007, a $302 million gain related to the divestiture of Express; a $72 million loss related to the divestiture of Limited Stores; $48 million related to initial recognition of income for unredeemed gift cards at Victoria’s Secret; $53 million of expense related to various restructuring activities; and $37 million of gains related to asset sales.

For additional information on 2011, 2010 and 2009 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(b)	In addition to the items previously discussed in (a), net income includes the effect of the following items:

(i)
In 2011, a $147 million gain related to the charitable contribution of our remaining shares of Express, Inc. to the Limited Brands Foundation; an $86 million gain related to the sale of Express, Inc. common stock; and $56 million of favorable income tax benefits related to certain discrete tax matters.

(ii)
In 2010, a $52 million gain related to the initial public offering of Express including the sale of a portion of our shares; a $49 million pre-tax gain related to a $57 million cash distribution from Express; a $45 million pre-tax gain related to the sale of Express stock; a $25 million pre-tax loss associated with the early retirement of portions of our 2012 and 2014 notes; a $20 million pre-tax gain associated with the sale of our remaining 25% ownership interest in Limited Stores; and a $7 million pre-tax gain related to a dividend payment from Express.

(iii)
In 2009, $23 million of favorable income tax benefits in the fourth quarter primarily related to the reorganization of certain foreign subsidiaries and $9 million of favorable income tax benefits in the third quarter primarily due to the resolution of certain tax matters.

(iv)
In 2008, $15 million of favorable tax benefits in the fourth quarter primarily related to certain discrete foreign and state income tax items and a $13 million pre-tax gain related to a cash distribution from Express.

(v)
In 2007, a $100 million pre-tax gain related to a cash distribution from Easton Town Center, LLC; a $17 million pre-tax gain related to an interest rate hedge; and $67 million of favorable tax benefits primarily relating to: 1) the reversal of state net operating loss carryforward valuation allowances and other favorable tax benefits associated with the Apparel divestitures; 2) a decline in the Canadian federal tax rate; 3) audit settlements and 4) other items.

For additional information on 2011, 2010 and 2009 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
The effect of the items described in (a) and (b) above increased (decreased) earnings per share by $0.10 in 2011, $0.36 in 2010, $0.14 in 2009, $(0.40) in 2008 and $0.68 in 2007.

(c)
A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(d)	Number of stores and selling square feet excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as codified in the Accounting Standards Codification ("ASC"). The following information should be read in conjunction with our financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.
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
Executive Overview
Strategy
Our strategy supports our mission to build a family of the world’s best fashion retail brands offering captivating customer experiences that drive long-term loyalty.
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
The following is a discussion of certain of these key strategic imperatives:
Grow and maximize profitability of our core brands in current channels and geographies
The core of Victoria’s Secret is bras and panties. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. In our direct channel, we have the infrastructure in place to support growth well into the future. We believe our direct channel is an important form of brand advertising given the ubiquitous nature of the internet and our large customer file.
The core of Bath & Body Works is its home fragrance and personal care product lines including shower gels, lotions and antibacterial soaps which together make up the majority of sales and profits for the business. Additionally, www.BathandBodyWorks.com continues to exhibit year-over-year growth.
We have a multi-year goal to substantially increase operating margins for our brands through increased sales productivity, merchandise margin expansion and expense control. With regard to merchandise margin expansion, we actively manage our inventory to minimize the level of promotional activity and we will continue to work with our merchandise vendors on innovation, quality, speed and cost. Additionally, we have made a concerted effort to manage home office headcount and overhead expenses. Finally, we have and will continue to optimize our marketing expense by concentrating our expenditures on efficient and return-generating programs. In 2011, we made significant progress towards improving our operating income rate.
Extend our core brands into new channels and geographies
We began our international expansion with the acquisition of La Senza at the beginning of 2007. Since 2008, we have opened 69 Bath & Body Works stores, 11 Victoria’s Secret full assortment stores and 8 Victoria’s Secret Pink stores in Canada. Based on the success we have experienced in Canada, we plan to open an additional 3 Bath & Body Works stores, 5 Victoria’s Secret stores and 2 Victoria’s Secret Pink stores in Canada in 2012.
We continue to expand our presence outside of North America. In 2011, we accomplished the following:

•
Victoria's Secret Beauty and Accessories Stores (formerly Victoria's Secret Travel and Tourism Stores)—Our partners opened 40 additional Victoria’s Secret Beauty and Accessories stores bringing the total to 57. These stores are principally located in airports and tourist destinations. These stores are focused on Victoria’s Secret branded beauty and accessory products and are operated by partners under a franchise or wholesale model. Our partners plan to open an additional 75 Victoria’s Secret Beauty and Accessories stores in 2012.

•
Bath & Body Works Franchise Stores—Our partners opened 12 Bath & Body Works stores in the Middle East in 2011 bringing the total to 18. Our partners plan to open approximately 32 additional stores in 2012.

•
Victoria’s Secret Full Assortment Stores—We announced plans to open a company-owned Victoria’s Secret full assortment store on the corner of New Bond Street and Brook Street in London in 2012 as well as a company-owned mall-based store in London. Additionally, a partner plans to open a total of 3 stores in Dubai and Kuwait City in 2012.

•	La Senza Franchise Stores—Our partners opened 49 additional La Senza stores and plan to open a total of approximately 45 new La Senza stores globally in 2012.
Incubate and grow new brands in current channels
Our most successful brands have either been conceived or incubated within Limited Brands, including Victoria’s Secret and

Bath & Body Works. We are constantly experimenting with new ideas and our current efforts include standalone Victoria’s Secret Pink and VSX stores and Henri Bendel stores focused on accessories. In 2011, we accomplished the following:

•	Victoria's Secret Pink Stores—We have opened 2 Victoria's Secret Pink stores in the United States in 2011 bringing the total to 15. We plan to open approximately 20 additional stores in 2012.

•	Victoria's Secret VSX Stores—We have opened 1 Victoria's Secret VSX store in the United States in 2011 bringing the total to 2.

•	Henri Bendel—We have opened 8 Henri Bendel stores in the United States in 2011 bringing the total to 19. We plan to open approximately 10 additional stores in 2012.
Build enabling infrastructure and capabilities
Over the past five years, we have opened a new Direct to Consumer distribution center, launched new merchandise planning systems, new supply chain management systems, new financial and other support systems and a new point-of-sale system in our stores. We are using these capabilities to be able to more productively react to current market conditions, improve inventory accuracy, turnover and in-stock levels and deliver more targeted assortments at the store level. In 2012, we plan to continue to roll out new point-of-sale systems to our stores, continue to build new cross-channel functionality at Victoria’s Secret and invest in international support systems.
2011 Overview
Our net sales increased $751 million to $10.364 billion driven by a comparable store sales increase of 10%. Our operating income decreased $46 million to $1.238 billion including $308 million of special items. For additional information on the special items, see the "Adjusted Financial Information" table below. Excluding these special items, we had record performance in 2011 as our adjusted operating income increased $262 million to $1.546 billion driven by the strength of our assortments and store selling efforts, coupled with continued disciplined inventory and expense management.
For additional information related to our 2011 financial performance, see “Results of Operations – 2011 Compared to 2010.”
During 2011, we continued to focus on conservative management and retail fundamentals including:

•	Inventory levels— Our inventory ended 2011 down 3% compared to 2010 and our inventory per selling square foot ended 2011 flat compared to 2010.

•
Capital expenditures—Our capital expenditures of $426 million included $281 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

•	Cash and liquidity—We generated cash flow from operations of $1.266 billion in 2011 and ended the year with $935 million in cash.
We also accomplished the following in terms of the execution of our business strategy in 2011:

•	Significantly improved adjusted operating income and adjusted operating income rate driven primarily by the increase in net sales and related expense leverage;

•	At Victoria's Secret, sales increased 11% and operating income increased 22%;

•	At Bath & Body Works, sales increased 6% and operating income increased 11%;

•
Returned over $2.3 billion to our shareholders through special dividends, share repurchases and our ongoing regular dividends. In January 2012, our Board of Directors approved an increase in our first quarter 2012 common stock dividend from $0.20 to $0.25 per share;

•	Continued expansion of company-owned Bath & Body Works and Victoria’s Secret stores into Canada;

•	Continued expansion of Bath & Body Works stores in the Middle East with a franchise partner;

•	Continued expansion of Victoria’s Secret Beauty and Accessories stores throughout the world;

•	Divested 51% of our third-party apparel sourcing business for pre-tax cash proceeds of $124 million; and

•
Continued repositioning of the La Senza brand. During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus,

Ohio. We recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million in the fourth quarter of 2011.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-K, we have provided non-GAAP measurements which present operating income, net income and earnings per share in 2011, 2010 and 2009 on an adjusted basis which removes certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures. For additional information regarding the special items, see the footnotes to the table in Item 6. Selected Financial Data.

	2011	2010	2009
Detail of Special Items included in Operating Income - Income (Expense)
La Senza Goodwill and Intangible Asset Impairment Charges	$(232)	$—	$—
Expense related to Contribution of Express Common Stock to The Limited Brands Foundation	(163)	—	—
Gain on Divestiture of Third-party Apparel Sourcing Business	111	—	—
La Senza Restructuring Charges	(24)	—	—
Gain on Divestiture of Joint Venture	—	—	9
Total Special Items included in Operating Income	$(308)	$—	$9

Detail of Special Items included in Other Income - Income (Expense)
Gain on Sale of Express Common Stock	$86	$45	$—
Gain on Contribution of Express Common Stock to The Limited Brands Foundation	147	—	—
Gain on Express Initial Public Offering	—	52	—
Gain on Distributions from Express	—	49	—
Gain on Sale of Limited Stores Ownership Interest	—	20	—
Loss on Extinguishment of Debt	—	(25)	—
Gain on Express Dividend	—	7	—
Total Special Items included in Other Income	$233	$148	$—

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax effect of Special Items included in Operating Income	$83	$—	$5
Tax effect of Special Items included in Other Income	(31)	(27)	—
Tax benefit related to favorable resolution of certain discrete income tax matters	56	—	32
Total Special Items included in Provision for Income Taxes	$108	$(27)	$37

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$1,238	$1,284	$868
Special Items included in Operating Income	308	—	(9)
Adjusted Operating Income	$1,546	$1,284	$859

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$850	$805	$448
Special Items included in Net Income	(33)	(121)	(46)
Adjusted Net Income	$817	$684	$402

Reconciliation of Reported Earnings Per Share to Adjusted Earnings Per Share
Reported Earnings Per Share	$2.70	$2.42	$1.37
Special Items included in Earnings Per Share	(0.10)	(0.36)	(0.14)
Adjusted Earnings Per Share	$2.60	$2.06	$1.23

2012 Outlook
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance in terms of the financial management of our business. We will continue to manage our business carefully and we will focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments, marketing and store experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this uncertain environment. We believe that our brands, which lead their categories and offer high emotional content at accessible prices, are well positioned heading into 2012.
Company-Owned Store Data

The following table compares 2011 company-owned store data to the comparable periods for 2010 and 2009:

				% Change
	2011	2010	2009	2011	2010
Sales per Average Selling Square Foot
Victoria’s Secret Stores (a)	$754	$663	$581	14%	14%
Bath & Body Works (a)	658	620	587	6%	6%
La Senza (b)	409	397	420	3%	(5)%
Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$4,463	$3,886	$3,356	15%	16%
Bath & Body Works (a)	1,561	1,468	1,393	6%	5%
La Senza (b)	1,362	1,333	1,335	2%	—%
Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	5,941	5,892	5,830	1%	1%
Bath & Body Works (a)	2,374	2,369	2,370	—%	—%
La Senza	3,312	3,343	3,366	(1)%	(1)%
Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,042	6,057	6,063	—%	—%
Bath & Body Works (a)	3,768	3,805	3,856	(1)%	(1)%
La Senza	762	843	869	(10)%	(3)%
________________

(a)	Metric relates to company-owned stores in the U.S.

(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

The following table compares 2011 company-owned store data to the comparable periods for 2010 and 2009:

Number of Stores (a)	2011	2010	2009
Victoria’s Secret U.S.
Beginning of Period	1,028	1,040	1,043
Opened	8	6	13
Closed	(19)	(18)	(16)
End of Period	1,017	1,028	1,040
Bath & Body Works U.S.
Beginning of Period	1,606	1,627	1,638
Opened	6	2	9
Closed	(25)	(23)	(20)
End of Period	1,587	1,606	1,627
La Senza
Beginning of Period	252	258	322
Opened	—	—	2
Closed (b)	(22)	(6)	(66)
End of Period	230	252	258
Bath & Body Works Canada
Beginning of Period	59	31	6
Opened	10	28	25
Closed	—	—	—
End of Period	69	59	31
Victoria’s Secret Canada
Beginning of Period	12	4	—
Opened	8	8	4
Closed	(1)	—	—
End of Period	19	12	4
Henri Bendel
Beginning of Period	11	11	5
Opened	8	—	6
Closed	—	—	—
End of Period	19	11	11
Total
Beginning of Period	2,968	2,971	3,014
Opened	40	44	59
Closed	(67)	(47)	(102)
End of Period	2,941	2,968	2,971
 ________________

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

(b)	In 2009, we closed 53 La Senza Girl stores.

Segment Reporting Change
In the fourth quarter of 2011, we ceased aggregating La Senza with Victoria's Secret. While this reporting change did not impact our consolidated results, segment data for previous years has been recast to be consistent with the current year presentation throughout the financial statements and the accompanying notes.

Results of Operations—2011 Compared to 2010
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2011 in comparison to 2010:

			Operating Income Rate
	2011	2010	2011	2010
	(in millions)
Victoria’s Secret	$1,081	$889	17.7%	16.1%
Bath & Body Works	513	464	19.2%	18.4%
Other (a) (b) (c) (d) (e)	(356)	(69)	(22.7)%	(4.3)%
Total	$1,238	$1,284	11.9%	13.4%
 ________________

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(b)
2011 includes a $232 million impairment of goodwill, trade name and a lease-related intangible asset at La Senza. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(c)
2011 includes $163 million of expense associated with the charitable contribution of shares of Express, Inc. to The Limited Brands Foundation. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(d)
2011 includes an $111 million gain associated with the divestiture of the third-party apparel sourcing business. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(e)
2011 includes $24 million of expense at associated with the restructuring at La Senza. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

For 2011, operating income decreased $46 million to $1.238 billion and the operating income rate decreased to 11.9% from 13.4%. Our 2011 operating income includes the impact of $308 million in special items. For additional information, see "Adjusted Financial Information". Excluding these special items, our adjusted operating income increased $262 million to $1.546 billion and the operating income rate increased to 14.9% from 13.4%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2011 in comparison to 2010:

	2011	2010	% Change
	(in millions)
Victoria’s Secret Stores	$4,564	$4,018	14%
Victoria’s Secret Direct	1,557	1,502	4%
Total Victoria’s Secret	6,121	5,520	11%
Bath & Body Works	2,674	2,515	6%
Other (a)	1,569	1,578	(1%)
Total Net Sales	$10,364	$9,613	8%
________________

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. Fourth quarter 2010 sales for the third-party apparel sourcing business were $235 million. For additional information, See Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

The following tables provide a reconciliation of net sales for 2010 to 2011:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2010 Net Sales	$5,520	$2,515	$1,578	$9,613
Comparable Store Sales	521	132	(18)	635
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	25	(14)	126	137
Foreign Currency Translation	—	—	20	20
Direct Channels	55	41	—	96
Mast Global Third-party Sales and Other	—	—	(137)	(137)
2011 Net Sales	$6,121	$2,674	$1,569	$10,364

The following table compares 2011 comparable store sales to 2010:

	2011	2010
Victoria’s Secret	14%	14%
Bath & Body Works	6%	5%
Total Comparable Store Sales (a)	10%	9%
 ________________

(a)	Includes La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.
For 2011, our net sales increased $751 million to $10.364 billion and comparable store sales increased 10%. The increase in our net sales was primarily a result of:
Victoria’s Secret
For 2011, net sales increased $601 million to $6.121 billion and comparable store sales increased 14%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased across most categories including Pink, core lingerie, beauty and loungewear driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution; and

•	At Victoria's Secret Direct, net sales increased 4% with increases across most categories including Pink, swimwear, core lingerie and apparel driven by a compelling merchandise assortment.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Bath & Body Works
For 2011, net sales increased $159 million to $2.674 billion and comparable store sales increased 6%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and antibacterial categories partially offset by a decrease in our giftset business. The increase in comparable store sales was driven by an increase in total transactions and a slight increase in average dollar sales.
Other
For 2011, net sales decreased $9 million to $1.569 billion primarily related to the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011. This decrease was partially offset by new Victoria's Secret and Bath & Body Works stores in Canada, revenue from our international wholesale and franchise business and favorable currency fluctuations related to our Canadian businesses.
Gross Profit
For 2011, our gross profit increased $426 million to $4.057 billion and our gross profit rate (expressed as a percentage of net sales) increased to 39.1% from 37.8% primarily as a result of:

Victoria’s Secret
For 2011, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by an increase in buying and occupancy expenses primarily driven by higher net sales and store related activity; and

•
At Victoria's Secret Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. In addition, buying and occupancy expenses decreased primarily due to lower catalogue and fulfillment costs.

The gross profit rate increase was driven primarily by leverage on buying and occupancy expenses from the increase in net sales partially offset by a decrease in the merchandise margin rate due to increased product costs and promotional activity.
Bath & Body Works
For 2011, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales and store related activity. The gross profit rate was flat driven by a decrease in the merchandise margin rate offset by leverage on buying and occupancy expense.
Other
For 2011, the gross profit increase was primarily driven by net sales increases in our Canadian Victoria's Secret and Bath & Body Works stores, increases in Mast Global sales as well as revenue increases from our international wholesale and franchise business. These increases were partially offset by decline in gross profit at La Senza driven by promotional activities and restructuring charges. The gross profit rate increased due to the divestiture of our third-party apparel sourcing business.
General, Administrative and Store Operating Expenses
For 2011, our general, administrative and store operating expenses increased $357 million to $2.698 billion primarily driven by $163 million of expense associated with the charitable contribution to The Limited Brands Foundation. Additionally, store selling and marketing expenses increased related to the increase in net sales, partially offset by a decrease in incentive compensation.
The general, administrative and store operating expense rate increased to 26.0% from 24.4% due to the charitable contribution to The Limited Brands Foundation.
Impairment of Goodwill and Other Intangible Assets
In the fourth quarter of 2011, we recognized charges totaling $232 million related to the impairment of goodwill, trade name, and a lease-related intangible asset at La Senza. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2011 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
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
Divestiture of Third-party Apparel Sourcing Business
In the fourth quarter of 2011, we recognized a pre-tax gain of $111 million associated with the divestiture of 51% of our ownership interest in our third-party apparel sourcing business for pre-tax cash proceeds of $124 million. The proceeds are included in Proceeds from Divestiture of Third-party Apparel Sourcing Business within the Investing Activities section on the 2011 Consolidated Statement of Cash Flows. The pre-tax gain is included in Gain on Divestiture of Third-party Apparel Sourcing Business on the 2011 Consolidated Statement of Income. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2011 and 2010:

	2011	2010
Average daily borrowings (in millions)	$3,401	$2,602
Average borrowing rate (in percentages)	6.6%	7.0%

For 2011, our interest expense increased $38 million to $246 million. The increase was primarily driven by an increase in average borrowings related to the March 2011 $1 billion note issuance partially offset by decrease in the average borrowing rate.
Other Income
For 2011, our other income increased $60 million to $235 million primarily due to a $147 million gain related to the charitable contribution of our remaining shares of Express, Inc. to The Limited Brands Foundation completed in July 2011 and an $86 million gain related to the sale of a portion of our shares of Express, Inc. completed in April 2011. These 2011 items are partially offset by the following 2010 items:

•	a $52 million gain related to the initial public offering of Express including the sale of a portion of our shares;

•	a $49 million gain related to a $57 million cash distribution from Express;

•	a $45 million gain related to the sale of Express stock;

•	a $20 million gain related to the divestiture of our remaining 25% ownership in Limited Stores;

•	a $25 million loss on the extinguishment of debt; and

•	a $7 million gain related to a dividend payment from Express.
Provision for Income Taxes
For 2011, our effective tax rate decreased to 30.7% from 35.6%. The 2011 rate was lower than our combined estimated federal and state statutory rate of 39.0% primarily due to the tax benefit associated with our charitable contribution of Express shares to The Limited Brands Foundation as well as the nontaxable foreign portion of the divestiture of our third-party apparel sourcing business. The 2010 rate was lower than our combined estimated federal and state statutory rate of 38.5% primarily due to the divestiture of our remaining 25% ownership in Limited Stores, which resulted in the recognition of the capital loss associated with the 2007 divestiture of 75% of our ownership in Limited Stores.
Results of Operations—Fourth Quarter of 2011 Compared to Fourth Quarter of 2010
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2011 in comparison to the fourth quarter of 2010:

	Fourth Quarter		Operating Income Rate
	2011	2010	2011	2010
	(in millions)
Victoria’s Secret	$447	$398	21.4%	21.0%
Bath & Body Works	348	330	30.9%	30.5%
Other (a) (b) (c) (d)	(154)	(14)	(51.8)%	(3.0)%
Total	$641	$714	18.2%	20.6%
 ________________

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. For additional information, See Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(b)
2011 includes a $232 million impairment of goodwill, the trade name, and a lease-related intangible asset at La Senza. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(c)
2011 includes a $111 million gain associated with the divestiture of the third-party apparel sourcing business. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(d)
2011 includes $24 million of expense associated with the restructuring of our La Senza business. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

For the fourth quarter of 2011, operating income decreased $73 million to $641 million and the operating income rate decreased to 18.2% from 20.6%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2011 in comparison to the fourth quarter of 2010:

	2011	2010	% Change
Fourth Quarter	(in millions)
Victoria’s Secret Stores	$1,572	$1,393	13%
Victoria’s Secret Direct	518	503	3%
Total Victoria’s Secret	2,090	1,896	10%
Bath & Body Works	1,127	1,081	4%
Other (a)	298	479	(38)%
Total Net Sales	$3,515	$3,456	2%
 ________________

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. Fourth quarter 2010 sales for the third-party apparel sourcing business were $235 million. For additional information, See Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

The following table provides a reconciliation of net sales for the fourth quarter of 2010 to the fourth quarter of 2011:

	Victoria’s Secret	Bath & Body Works	Other	Total
Fourth Quarter	(in millions)
2010 Net Sales	$1,896	$1,081	$479	$3,456
Comparable Store Sales	163	33	(7)	189
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	16	—	41	57
Foreign Currency Translation	—	—	(3)	(3)
Direct Channels	15	13	—	28
Mast Global Third-party Sales and Other	—	—	(212)	(212)
2011 Net Sales	$2,090	$1,127	$298	$3,515

The following table compares fourth quarter of 2011 comparable store sales to fourth quarter of 2010:

Fourth Quarter	2011	2010
Victoria’s Secret Stores	12%	15%
Bath & Body Works	3%	6%
Total Comparable Store Sales (a)	7%	10%
________________

(a)	Includes La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For the fourth quarter of 2011, our net sales increased $59 million to $3.515 billion and comparable store sales increased 7%. The increase in our net sales was primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2011, net sales increased $194 million to $2.090 billion and comparable store sales increased 12%. The increase in net sales was primarily driven by:

•
At Victoria’s Secret Stores, net sales increased across most categories, including Pink, core lingerie, loungewear and beauty driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution; and

•	At Victoria’s Secret Direct, net sales increased 3% related to increases in Pink, apparel, and core lingerie.

The increase in comparable store sales was primarily driven by an increase in total transactions and higher average dollar sales at Victoria's Secret Stores.
Bath & Body Works
For the fourth quarter of 2011, net sales increased $46 million to $1.127 billion and comparable store sales increased 3%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and antibacterial categories which all incorporated newness and innovation, partially offset by a decline in our giftset business. The increase in comparable store sales was driven by an increase in total transactions partially offset by our slightly lower average dollar sales.
Other
For the fourth quarter of 2011, net sales decreased $181 million to $298 million primarily related to the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011. This decrease was partially offset by new Victoria's Secret and Bath & Body Works stores in Canada and revenue from our international wholesale and franchise business.
Gross Profit
For the fourth quarter of 2011, our gross profit increased $83 million to $1.528 billion and our gross profit rate (expressed as a percentage of net sales) increased to 43.5% from 41.8% primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2011, gross profit increased primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses driven by higher net sales and store related activity; and

•
At Victoria's Secret Direct, gross profit was flat as the decrease in merchandise margin dollars driven by increased product costs and promotional activity was offset by a decrease in buying and occupancy expense.

The gross profit rate was flat driven primarily by leverage on buying and occupancy expenses from the increase in net sales offset by a decrease in the merchandise margin rate from increased product costs and promotional activity.
Bath & Body Works
For the fourth quarter of 2011, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales.
The gross profit rate decreased driven by a decrease in the merchandise margin rate related to increased product costs and promotional activity partially offset by a decrease in buying and occupancy expense rate due to leverage associated with higher sales.
Other
For the fourth quarter of 2011, the gross profit decrease was primarily driven by the restructuring charges at La Senza and the divestiture of the third-party apparel sourcing business partially offset by net sales increases in our Canadian Victoria's Secret and Bath & Body Works stores as well as revenue increases from our international wholesale and franchise business. The gross profit rate increased due to the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011 which removed lower margin sales.

General, Administrative and Store Operating Expenses
For the fourth quarter of 2011, our general, administrative and store operating expenses increased $40 million to $765 million primarily driven by an increase in store selling expenses and $7 million in restructuring charges related to our La Senza business.
The general, administrative and store operating expense rate increased to 21.8% from 21.0% due to the factors cited above.
Impairment of Goodwill and Other Intangible Assets
In the fourth quarter of 2011, we recognized charges totaling $232 million related to the impairment of goodwill, the trade name and a lease-related intangible asset at La Senza. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2011 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
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
Gain on Divestiture of Third-party Apparel Sourcing Business
In the fourth quarter of 2011, we recognized a pre-tax gain of $111 million associated with the divestiture of 51% of our ownership interest in our third-party apparel sourcing business for pre-tax cash proceeds of $124 million. The proceeds are included in Proceeds from Divestiture of Third-party Apparel Sourcing Business within the Investing Activities section on the 2011 Consolidated Statement of Cash Flows. The pre-tax gain is included in Gain on Divestiture of Third-party Apparel Sourcing Business on the 2011 Consolidated Statement of Income. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2011 and 2010:

Fourth Quarter	2011	2010
Average daily borrowings (in millions)	$3,556	$2,560
Average borrowing rate (in percentages)	6.8%	7.1%

For the fourth quarter of 2011, our interest expense increased $15 million to $63 million primarily driven by an increase in average borrowings related to the March 2011 $1 billion note issuance, partially offset by a decrease in the average borrowing rate.
Other Income
For the fourth quarter of 2011, our other income decreased $51 million to $2 million. The decrease was primarily driven by a $45 million gain related to the sale of Express common stock in 2010 and a $7 million gain related to a dividend payment from Express in 2010.
Provision for Income Taxes
For the fourth quarter of 2011, our effective tax rate increased to 38.0% from 37.0%. The 2011 rate was lower than our combined estimated federal and state statutory rate of 39.0% primarily due to the tax benefit associated with the nontaxable foreign portion of the divestiture of our third-party apparel sourcing business. The 2010 rate was lower than our combined estimated federal and state statutory rate of 38.5% primarily due to the resolution of certain tax matters.

Results of Operations—2010 Compared to 2009
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2010 in comparison to 2009:

			Operating Income Rate
	2010	2009	2010	2009
	(in millions)
Victoria’s Secret	$888	$579	16.1%	11.8%
Bath & Body Works	464	358	18.4%	15.0%
Other (a) (b)	(68)	(69)	(4.3)%	(5.0)%
Total	$1,284	$868	13.4%	10.1%
 ________________

(a)	Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. See "Segment Reporting Change".

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
Net Sales
The following table provides net sales for 2010 in comparison to 2009:

	2010	2009	% Change
	(in millions)
Victoria’s Secret Stores	$4,018	$3,496	15%
Victoria’s Secret Direct	1,502	1,388	8%
Total Victoria’s Secret	5,520	4,884	13%
Bath & Body Works	2,515	2,383	6%
Other (a)	1,578	1,365	16%
Total Net Sales	$9,613	$8,632	11%
________________

(a)	Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. See "Segment Reporting Change".
The following tables provide a reconciliation of net sales for 2009 to 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2009 Net Sales	$4,884	$2,383	$1,365	$8,632
Comparable Store Sales	453	105	(8)	550
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	69	(6)	51	114
Foreign Currency Translation	—	—	41	41
Direct Channels	114	33	—	147
Mast Global Third-party Sales and Other	—	—	129	129
2010 Net Sales	$5,520	$2,515	$1,578	$9,613

The following table compares 2010 comparable store sales to 2009:

	2010	2009
Victoria’s Secret	14%	(6)%
Bath & Body Works	5%	(1)%
Total Comparable Store Sales (a)	9%	(4)%
 ________________

(a)	Includes La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.
For 2010, our net sales increased $981 million to $9.613 billion and comparable store sales increased 9%. The increase in our net sales was primarily a result of:
Victoria’s Secret
For 2010, net sales increased $636 million to $5.520 billion and comparable store sales increased 14%. The net sales result was primarily driven by:

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
Other
For 2010, net sales increased $213 million to $1.578 billion related to new Bath & Body Works stores in Canada, the introduction of Victoria’s Secret stores in Canada, revenue from our international wholesale and franchise business and an increase in third-party sales at Mast Global. In addition, Mast Global recognized 100% of merchandise sourcing sales to Express and Limited Stores in the third and fourth quarters of 2010. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. The increase in net sales was partially offset by a decrease in net sales at La Senza due to the closure of the La Senza Girl freestanding stores, a decline in the La Senza International business due to exiting the La Senza Girl concept as well as decreases in the sales of sleepwear and beauty in our Canadian stores.
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
Results of Operations—Fourth Quarter of 2010 Compared to Fourth Quarter of 2009
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2010 in comparison to the fourth quarter of 2009:

	Fourth Quarter		Operating Income Rate
	2010	2009	2010	2009
	(in millions)
Victoria’s Secret	$398	$318	21.0%	19.1%
Bath & Body Works	330	294	30.5%	29.2%
Other (a)	(14)	(26)	(3.0)%	(6.8)%
Total	$714	$586	20.6%	19.1%
 ________________

(a)	Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. See "Segment Reporting Change".
For the fourth quarter of 2010, operating income increased $128 million to $714 million and the operating income rate increased to 20.6% from 19.1%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2010 in comparison to the fourth quarter of 2009:

	2010	2009	% Change
Fourth Quarter	(in millions)
Victoria’s Secret Stores	$1,393	$1,201	16%
Victoria’s Secret Direct	503	463	9%
Total Victoria’s Secret	1,896	1,664	14%
Bath & Body Works	1,081	1,008	7%
Other (a)	479	391	23%
Total Net Sales	$3,456	$3,063	13%
 ________________

(a)	Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. See "Segment Reporting Change".

The following table provides a reconciliation of net sales for the fourth quarter of 2009 to the fourth quarter of 2010:

	Victoria’s Secret	Bath & Body Works	Other	Total
Fourth Quarter	(in millions)
2009 Net Sales	$1,664	$1,008	$391	$3,063
Comparable Store Sales	173	53	(6)	220
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	18	3	30	51
Foreign Currency Translation	—	—	9	9
Direct Channels	41	17	—	58
Mast Global Third-party Sales and Other	—	—	55	55
2010 Net Sales	$1,896	$1,081	$479	$3,456

The following table compares fourth quarter of 2010 comparable store sales to fourth quarter of 2009:

Fourth Quarter	2010	2009
Victoria’s Secret	15%	—%
Bath & Body Works	6%	2%
Total Comparable Store Sales (a)	10%	1%
________________

(a)	Includes La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.
For the fourth quarter of 2010, our net sales increased $393 million to $3.456 billion and comparable store sales increased 10%. The increase in our net sales was primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2010, net sales increased $232 million to $1.896 billion and comparable store sales increased 15%. The increase in net sales was primarily driven by:

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
Other
For the fourth quarter of 2010, net sales increased $88 million to $479 million primarily related to new Bath & Body Works stores in Canada, the introduction of Victoria’s Secret stores in Canada, revenue from our international wholesale and franchise business and an increase in third-party sales at Mast Global. In addition, Mast Global recognized 100% of merchandise sourcing sales to Express and Limited Stores in the fall season of 2010. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data. The increase in net sales was partially offset by a decrease in net sales at La Senza due to declines in the sleepwear and beauty categories and the closure of the La Senza Girl freestanding stores.

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
Our total cash and cash equivalents held by foreign subsidiaries were $561 million as of January 28, 2012. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional U.S. income taxes and foreign withholding taxes.

The following table provides our long-term debt balance as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	488	486
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	1,888	886
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”) (a)	724	699
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”) (b)	220	215
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”) (c)	57	58
Total Senior Unsecured Debt	1,650	1,621
Total	3,538	2,507
Current Portion of Long-term Debt (c)	(57)	—
Total Long-term Debt, Net of Current Portion	3,481	2,507
________________

(a)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $25 million as of January 28, 2012 and $0 million as of January 29, 2011.

(b)
The principal balance outstanding was $213 million as of both January 28, 2012 and January 29, 2011. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $7 million as of January 28, 2012 and $2 million as of January 29, 2011.

(c)
The principal balance outstanding was $57 million as of both January 28, 2012 and January 29, 2011. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $0 million as of January 28, 2012 and $1 million as of January 29, 2011.

Issuance of Notes
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
Subsequent to January 28, 2012, we issued $1 billion of 5.625% notes due in February 2022 (“2022 Notes”) utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities could be issued. The 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $985 million, which included transaction costs of $15 million.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of January 28, 2012, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of January 28, 2012, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $13 million of outstanding letters of credit as of January 28, 2012 that reduce our remaining availability under our amended credit agreements.
Fair Value Interest Rate Swap Arrangements
We have the following interest rate swap arrangements related to certain of our outstanding debt:

	Notional Amount
	January 28, 2012	January 29, 2011
	(in millions)
2012 Notes	$—	$57
2014 Notes	—	213
2017 Notes	175	325
Total	$175	$595
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
In July 2011, we terminated interest rate designated fair value hedges related to the 2012 Notes with a notional amount of $57 million. In settlement of these hedges, we received $1 million. In August 2011, we terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, we received $9 million. In September 2011, we terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $150 million. In settlement of these hedges, we received $12 million. The settlement amounts were equal to the fair value adjustment to the respective Notes and are amortized as a reduction to interest expense through the maturity date of the respective Notes.
For information related to our fair value interest rate swap arrangements, see Note 13 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of January 28, 2012, January 29, 2011 and January 30, 2010:

	January 28, 2012	January 29, 2011	January 30, 2010
	(in millions)
Cash Provided by Operating Activities	$1,266	$1,284	$1,174
Capital Expenditures	426	274	202
Working Capital	842	1,088	1,928
Capitalization:
Long-term Debt	3,481	2,507	2,723
Shareholders’ Equity	137	1,476	2,183
Total Capitalization	3,618	3,983	4,906
Additional Amounts Under Credit Agreements (a)	1,000	800	1,000
Remaining Amounts Available Under Credit Agreements (a)	987	755	935
 ________________

(a)
As part of the February 19, 2009 amendment to the Revolving Facility, letters of credit issued subsequent to the amendment reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $13 million and $45 million as of January 28, 2012 and January 29, 2011, respectively.

The following table provides certain measures of liquidity and capital resources as of January 28, 2012, January 29, 2011 and January 30, 2010:

	January 28, 2012	January 29, 2011	January 30, 2010
Debt-to-capitalization Ratio (a)	96%	63%	55%
Cash Flow to Capital Investment (b)	297%	468%	581%
________________

(a)	Long-term debt divided by total capitalization

(b)	Net cash provided by operating activities divided by capital expenditures
Credit Ratings
The following table provides our credit ratings as of January 28, 2012:

	Moody’s	S&P (a)	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB+	BB
Outlook	Stable	Stable	Stable
________________

(a)	In February 2012, S&P downgraded our unsecured debt without subsidiary guarantees from BB+ to BB-.
Our borrowing costs under our Revolving Facility are linked to our credit ratings at S&P, Moody’s and Fitch. If we receive an up grade or downgrade to our corporate credit ratings by S&P, Moody’s or Fitch, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Revolving Facility by certain of our 100% owned subsidiaries (such subsidiaries, the “Guarantors”) and the security interests granted in our and the Guarantors’ collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Revolving Facility on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the fiscal years 2011, 2010 and 2009:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2011	2010	2009	2011	2010	2009
	(in millions)	(in thousands)			(in millions)
November 2011 (a)	$250	2,116	NA	NA	$85	NA	NA	$40.50
May 2011	500	13,293	NA	NA	500	NA	NA	37.59
March 2011	500	13,695	NA	NA	500	NA	NA	36.49
November 2010 (b)	200	3,431	1,907	NA	109	$60	NA	31.68
March 2010 (c)	200	NA	5,714	NA	NA	147	NA	25.69
Total		32,535	7,621		$1,194	$207
 ________________

(a)	The November 2011 repurchase program had $165 million remaining as of January 28, 2012.

(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

(c)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.

NA	Not applicable
For the November 2011 repurchase program, $4 million of share repurchases were reflected in Accounts Payable on the 2011 Consolidated Balance Sheet and were settled in February 2012. There were no share repurchases reflected in Accounts Payable as of January 29, 2011.
Subsequent to January 28, 2012, we completed the November 2011 repurchase program by repurchasing an additional 4 million shares of common stock for $165 million under the program. In addition, our Board of Directors approved a new $500 million share repurchase program ("February 2012 repurchase program"). The timing and amount of any repurchase will be made in our discretion taking into account a number of factors, including market conditions.

Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the fiscal years 2011, 2010 and 2009:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2011
Fourth Quarter	$0.20	$2.00	$2.20	$653
Third Quarter	0.20	—	0.20	60
Second Quarter	0.20	1.00	1.20	367
First Quarter	0.20	—	0.20	64
2011 Total	$0.80	$3.00	$3.80	$1,144
2010
Fourth Quarter	$0.15	$3.00	$3.15	$1,017
Third Quarter	0.15	—	0.15	49
Second Quarter	0.15	—	0.15	49
First Quarter	0.15	1.00	1.15	373
2010 Total	$0.60	$4.00	$4.60	$1,488
2009
Fourth Quarter	$0.15	$—	$0.15	$49
Third Quarter	0.15	—	0.15	48
Second Quarter	0.15	—	0.15	48
First Quarter	0.15	—	0.15	48
2009 Total	$0.60	$—	$0.60	$193
Subsequent to January 28, 2012, our Board of Directors declared our first quarter 2012 common stock dividend of $0.25 per share payable on March 9, 2012 to shareholders of record at the close of business on February 24, 2012. This is a $0.05 increase from our previous quarterly dividends.
Treasury Share Retirement
In January 2010, we retired 201 million shares of our treasury stock to reduce the related administrative expense. The retirement resulted in a reduction of $4.641 billion in Treasury Stock, $101 million in the par value of Common Stock, $1.545 billion in Paid-in Capital and $2.995 billion in Retained Earnings.
In December 2011, we retired 39 million shares of our treasury stock to reduce the related administrative expense. The retirement resulted in a reduction of $1.341 billion in Treasury Stock, $19 million in the par value of Common Stock, $286 million in Paid-in Capital and $1.036 billion in Retained Earnings.

Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010:

	2011	2010	2009
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,130	$1,804	$1,173
Net Cash Flows Provided by Operating Activities	1,266	1,284	1,174
Net Cash Flows Used For Investing Activities	(226)	(106)	(162)
Net Cash Flows Used For Financing Activities	(1,237)	(1,857)	(387)
Effect of Exchange Rate Changes on Cash	2	5	6
Net Increase (Decrease) in Cash and Cash Equivalents	(195)	(674)	631
Cash and Cash Equivalents, End of Year	$935	$1,130	$1,804

Operating Activities
Net cash provided by operating activities in 2011 was $1.266 billion. Net income of $850 million included depreciation and amortization of $391 million, impairment of goodwill and other intangible assets for our La Senza business of $232 million, expense associated with a contribution of our remaining shares of Express, Inc. to The Limited Brands Foundation of $163 million, a gain related to The Limited Brands Foundation contribution of $147 million, a gain related to the divestiture of our third-party apparel sourcing business of $111 million and a pre-tax gain on the sale of Express common stock of $86 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the increases in accounts receivable and accounts payable related to the divestiture of our third-party apparel sourcing business.
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
Investing Activities
Net cash used for investing activities in 2011 was $226 million consisting primarily of $426 million of capital expenditures partially offset by cash proceeds from the divestiture of our third-party apparel sourcing business and the sale of Express common stock of $124 million and $99 million, respectively. The capital expenditures included $281 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
We anticipate spending approximately $575 to $625 million for capital expenditures in 2012 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 50 new stores in 2012, primarily in Canada and the U.S.

Financing Activities
Net cash used for financing activities in 2011 was $1.237 billion consisting primarily of repurchases of common stock of $1.190 billion and quarterly and special dividends payments aggregating $3.80 per share, or $1.144 billion, partially offset by proceeds from the issuance of long-term debt of $981 million (net of issuance costs) and proceeds from the exercise of stock options of $75 million.
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
Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 28, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$6,114	$304	$700	$465	$4,645	$—
Operating Leases Obligations (b)	3,120	493	897	710	1,020	—
Purchase Obligations (c)	1,193	1,130	53	5	5	—
Other Liabilities (d)	418	109	17	7	—	285
Total	$10,845	$2,036	$1,667	$1,187	$5,670	$285
________________

(a)
Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through January 28, 2012. Subsequent to January 28, 2012, we issued $1 billion of 5.625% notes due in February 2022. For additional information, see Note 12 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

(d)
Other liabilities primarily includes future payments relating to our nonqualified supplemental retirement plan of $214 million which have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. In addition, Other Liabilities also includes future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $96 million of these tax items because it is reasonably possible that the payments could change in the next twelve months due to audit settlements or resolution of uncertainties. The remaining portion totaling $71 million is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For additional information, see Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $78 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s), and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
The following table details the guaranteed lease payments during the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2012	$24
2013	22
2014	16
2015	9
2016	5
Thereafter	2
Total	$78

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $49 million as of January 28, 2012 and $65 million as of January 29, 2011. The estimated fair value of these guarantee obligations was $4 million as of January 28, 2012 and $6 million as of January 29, 2011, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets. The decrease in the fair value from January 29, 2011 to January 28, 2012 reflects the decrease in the remaining obligation period.
Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods (formerly Galyan’s) are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of January 28, 2012 and January 29, 2011.
These guarantees are not included within the Contingent Liabilities and Contractual Obligations table.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).
Recently Issued Accounting Pronouncements
Other Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as a part of the statement of shareholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. This guidance is required to be adopted in fiscal year 2012 and must be retrospectively applied to all reporting periods presented. The FASB has permitted early adoption. We adopted this guidance in the fourth quarter of 2011. ASU 2011-05 did not have an impact on our consolidated results of operations, financial position or cash flows.
In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income on the face of the financial statements. Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. This ASU also defers the requirement to report reclassification adjustments in interim periods. This guidance is required to be adopted in fiscal year 2012, however, early adoption is permitted. We adopted this guidance in the fourth quarter of 2011. ASU 2011-12 did not have an impact on our consolidated results of operations, financial position or cash flows.
Goodwill
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If companies determine, based on qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This guidance will be effective beginning in fiscal year 2012, however, early adoption is permitted. ASU 2011-08 will not have an impact on our consolidated results of operations, financial position or cash flows. We are currently evaluating the provisions of this ASU.
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $2 million for 2011. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for 2011.
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
La Senza Goodwill and Other Intangible Assets
In conjunction with the January 2007 acquisition of La Senza, we recorded $313 million in goodwill and $170 million in trade name and other intangible assets. As of January 28, 2012, the carrying value of goodwill and trade names for La Senza is $12 million and $75 million, respectively. These assets are included in the La Senza reporting unit which is part of the Other segment.
2008
In the latter half of 2008, La Senza was negatively impacted by the global economic downturn and the resulting impact on the Canadian retail environment. As a result, La Senza's operating results deteriorated significantly, particularly when compared to our expectations at the time of acquisition. In the fourth quarter of 2008, we concluded that the goodwill and certain trade name assets related to the La Senza acquisition were impaired and recorded impairment charges of $189 million and $26 million related to the goodwill and trade name assets, respectively.
2009
In the fourth quarter of 2009, we concluded that certain trade names would no longer be utilized within the La Senza business. As a result, we recorded an impairment charge of $3 million. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2009 Consolidated Statement of Income.
2010
No impairment charges were recorded related to La Senza goodwill and intangible assets.
2011
During 2011, La Senza's operating results failed to meet our expectations, as both comparable store sales and gross profit were below our beginning of year expectations especially in the critical fourth quarter holiday period. In the fourth quarter of 2011, we concluded that the goodwill and certain other intangible assets related to La Senza were impaired and recorded impairment charges of $119 million and $113 million related to the goodwill and other intangible assets, respectively. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2011 Consolidated Statement of Income.
Impairment Testing—Goodwill
We evaluated La Senza’s goodwill by comparing the carrying value of the La Senza reporting unit to the estimated fair value of the reporting unit determined through estimated discounted future cash flows. We corroborated the estimated fair value of the La Senza reporting unit as determined by our discounted cash flow approach by referencing a market-based methodology.

2009 and 2010
Our 2009 and 2010 evaluations indicated that the estimated fair value of the La Senza reporting unit was in excess of the carrying value. As a result, we were not required to calculate the implied value of goodwill and no impairment was recognized.
2011
Based on our 2011 evaluation, the carrying value of the La Senza reporting unit exceeded the estimated fair value. As a result, we measured the goodwill impairment by comparing the carrying value of the reporting unit’s goodwill to the implied value of the goodwill based on the estimated fair value of the reporting unit, considering the estimated fair value of all assets and liabilities. As a result of this analysis, we recognized a goodwill impairment charge of $119 million.
Impairment Testing—Other Intangible Assets
We evaluated the La Senza trade name and other intangible assets by comparing the carrying values to the estimated fair values determined using a relief from royalty and other discounted cash flow methodologies.
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
2011
Based on our 2011 evaluation, the carrying value of the La Senza trade name exceeded its' estimated fair value. As a result, we recognized an impairment charge of $112 million to reduce the trade name carrying value to estimated fair value. Additionally, we recognized an additional impairment charge of $1 million related to certain lease-related intangible assets.
Significant Estimates and Assumptions
Our determination of the estimated fair value of the La Senza reporting unit and other intangible assets requires significant judgments about economic factors, industry factors, our views regarding the future prospects of the La Senza reporting unit as well as numerous estimates and assumptions that are highly subjective. The estimates and assumptions critical to the overall fair value estimates include: (i) estimated future cash flow generated by La Senza; (ii) discount rates used to derive the present value factors used in determining the fair values; (iii) the terminal value assumption used in the discounted cash flow methodologies; and (iv) the royalty rate assumption used in the relief from royalty valuation methodology. These and other estimates and assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances. If La Senza’s future cash flows are different than those projected by management, additional future impairment charges may be required.
Sensitivity Analysis
The following provides sensitivities to our 2011 significant estimates and assumptions as noted above:

•	a 10% increase or decrease in estimated future cash flows would result in a $24 million change to the impairment charges.

•	a 1% increase or decrease in the discount rate would result in a $7 million change to the impairment charges.

•	a 10% increase or decrease in the terminal value assumption would result in an $18 million change to the impairment charges.
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
Our income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. We record an accrual for more likely than not exposures after evaluating the positions associated with our various income tax filings. A number of years may elapse before a particular matter for which we have established an accrual is audited and fully resolved or clarified. We adjust our tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from our established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.
Although we believe that our estimates are reasonable, actual results could differ from these estimates resulting in a final tax outcome that may be materially different from that which is reflected in our Consolidated Financial Statements.
Revenue Recognition

Company-owned Stores and Direct Channels
While our recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy for our organization. We recognize revenue upon customer receipt of the merchandise. We also provide a reserve for projected merchandise returns based on prior experience. For direct channel revenues, we estimate shipments that have not been received by the customer based on shipping terms and historical delivery times.
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

Franchise and Other
We also recognize revenues associated with franchise and wholesale arrangements. Revenue recognized under franchise arrangements generally consists of royalties earned upon sale of merchandise by franchisees to third-party customers. Revenue is generally recognized under wholesale arrangements at the time the title passes to the customer.
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
All of our long-term debt as of January 28, 2012 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in the three-month London Interbank Offered Rate ("LIBOR").
As of January 28, 2012, our designated fair value hedges have a notional amount of $175 million related to a portion of our 2017 Notes.
For the balance of our long-term debt that is not subject to the interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of January 28, 2012, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(in millions)
Long-term Debt:
Carrying Value	$3,538	$2,507
Fair Value, Estimated (a) (b)	3,849	2,638
Cross-currency Swap Arrangements (c) (d)	60	57
Fixed-to-Floating Interest Rate Swap Arrangements (c) (e)	(14)	(3)
________________

(a)
The estimated fair value of our publicly traded debt is based on quoted market prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)
The increase in the estimated fair value of our long-term debt reflects the March 2011 issuance of $1 billion notes due in April 2021 and increases in the estimated fair value of our remaining long-term debt.

(c)	Swap arrangements are in an (asset) liability position.

(d)	The change in fair value of the cross-currency swap arrangements from January 29, 2011 to January 28, 2012 is primarily due to the fluctuations in the U.S. dollar-Canadian dollar exchange rate.

(e)
The balance at January 29, 2011 represents multiple interest rate swap arrangements entered into during 2010 related to various outstanding notes to effectively convert the fixed interest rate on the related debt to a variable interest rate based on three-month London Interbank Offered Rate plus a fixed interest rate. The balance at January 28, 2012 only includes the interest rate swap arrangements related to our outstanding 2017 Notes as all others had been terminated in 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
LIMITED BRANDS, INC.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2011, 2010 and 2009 represent the 52 week period ending January 28, 2012, January 29, 2011 and January 30, 2010, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 28, 2012.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Limited Brands, Inc.:

We have audited Limited Brands, Inc. and subsidiaries' internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limited Brands, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Limited Brands, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity, and Cash Flows for each of the three years in the period ended January 28, 2012 of Limited Brands, Inc. and subsidiaries, and our report dated March 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
March 23, 2012

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of Limited Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity, and Cash Flows for each of the three years in the period ended January 28, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limited Brands, Inc. and subsidiaries at January 28, 2012 and January 29, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limited Brands, Inc. and subsidiaries' internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
March 23, 2012

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2011	2010	2009
Net Sales	$10,364	$9,613	$8,632
Costs of Goods Sold, Buying and Occupancy	(6,307)	(5,982)	(5,604)
Gross Profit	4,057	3,631	3,028
General, Administrative and Store Operating Expenses	(2,698)	(2,341)	(2,166)
Impairment of Goodwill and Other Intangible Assets	(232)	(6)	(3)
Gain on Divestiture of Third-party Apparel Sourcing Business	111	—	—
Net Gain on Joint Venture	—	—	9
Operating Income	1,238	1,284	868
Interest Expense	(246)	(208)	(237)
Other Income	235	175	19
Income Before Income Taxes	1,227	1,251	650
Provision for Income Taxes	377	446	202
Net Income	$850	$805	$448
Net Income Per Basic Share	$2.80	$2.49	$1.39
Net Income Per Diluted Share	$2.70	$2.42	$1.37

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions except per share amounts)

	2011	2010	2009
Net Income	$850	$805	$448
Other Comprehensive Income (Loss), Net of Tax
Reclassification of Cash Flow Hedges to Earnings	3	41	71
Foreign Currency Translation	(1)	(1)	(2)
Unrealized Loss on Cash Flow Hedges	(3)	(24)	(56)
Total Other Comprehensive Income (Loss), Net of Tax	(1)	16	13
Total Comprehensive Income	$849	$821	$461

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	January 28, 2012	January 29, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$935	$1,130
Accounts Receivable, Net	218	232
Inventories	997	1,032
Deferred Income Taxes	51	35
Other	167	163
Total Current Assets	2,368	2,592
Property and Equipment, Net	1,644	1,610
Goodwill	1,330	1,451
Trade Names and Other Intangible Assets, Net	495	592
Other Assets	271	206
Total Assets	$6,108	$6,451
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$540	$545
Accrued Expenses and Other	770	765
Current Portion of Long-term Debt	57	—
Income Taxes	159	194
Total Current Liabilities	1,526	1,504
Deferred Income Taxes	183	202
Long-term Debt	3,481	2,507
Other Long-term Liabilities	780	761
Shareholders’ Equity:
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 296 and 329 shares issued; 295 and 321 shares outstanding, respectively	148	164
Paid-in Capital	25	164
Accumulated Other Comprehensive Income	—	1
Retained Earnings	24	1,354
Less: Treasury Stock, at Average Cost; 1 and 8 shares, respectively	(60)	(207)
Total Limited Brands, Inc. Shareholders’ Equity	137	1,476
Noncontrolling Interest	1	1
Total Equity	138	1,477
Total Liabilities and Equity	$6,108	$6,451

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock, at Average Cost	Noncontrolling Interest
	Shares Outstanding	Par Value						Total Equity
Balance, January 31, 2009	321	$262	$1,544	$(28)	$4,777	$(4,681)	$1	$1,875
Net Income	—	—	—	—	448	—	—	448
Other Comprehensive Income	—	—	—	13	—	—	—	13
Total Comprehensive Income	—	—	—	13	448	—	—	461
Cash Dividends ($0.60 per share)	—	—	—	—	(193)	—	—	(193)
Treasury Share Retirement	—	(101)	(1,545)	—	(2,995)	4,641	—	—
Exercise of Stock Options and Other	2	—	1	—	—	40	—	41
Balance, January 30, 2010	323	$161	$—	$(15)	$2,037	$—	$1	$2,184
Net Income	—	—	—	—	805	—	—	805
Other Comprehensive Income	—	—	—	16	—	—	—	16
Total Comprehensive Income	—	—	—	16	805	—	—	821
Cash Dividends ($4.60 per share)	—	—	—	—	(1,488)	—	—	(1,488)
Repurchase of Common Stock	(8)	—	—	—	—	(207)	—	(207)
Exercise of Stock Options and Other	6	3	164	—	—	—	—	167
Balance, January 29, 2011	321	$164	$164	$1	$1,354	$(207)	$1	$1,477
Net Income	—	—	—	—	850	—	—	850
Other Comprehensive Income (Loss)	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income (Loss)	—	—	—	(1)	850	—	—	849
Cash Dividends ($3.80 per share)	—	—	—	—	(1,144)	—	—	(1,144)
Repurchase of Common Stock	(32)	—	—	—	—	(1,194)	—	(1,194)
Treasury Share Retirement	—	(19)	(286)	—	(1,036)	1,341	—	—
Exercise of Stock Options and Other	6	3	147	—	—	—	—	150
Balance, January 28, 2012	295	$148	$25	$—	$24	$(60)	$1	$138

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2011	2010	2009
Operating Activities
Net Income	$850	$805	$448
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	391	394	393
Amortization of Landlord Allowances	(35)	(35)	(36)
Goodwill and Intangible Asset Impairment Charges	232	6	3
Deferred Income Taxes	(37)	(24)	49
Share-based Compensation Expense	51	64	40
Excess Tax Benefits from Share-based Compensation	(48)	(19)	—
Expense related to Contribution of Express Common Stock to The Limited Brands Foundation	163	—	—
Gain on Contribution of Express Common Stock to The Limited Brands Foundation	(147)	—	—
Gain on Divestiture of Third-party Apparel Sourcing Business	(111)	—	—
Gain on Sale of Express Common Stock	(86)	(45)	—
Gain on Distribution from Express	—	(49)	—
Gain on Express Initial Public Offering	—	(52)	—
Gain on Divestiture of Limited Stores	—	(20)	—
(Gain) Loss on Extinguishment of Debt	—	25	(2)
Net Gain on Joint Venture	—	—	(9)
Changes in Assets and Liabilities, Net of Assets and Liabilities related to Divestitures:
Accounts Receivable	(152)	(11)	22
Inventories	(27)	9	156
Accounts Payable, Accrued Expenses and Other	106	112	17
Income Taxes Payable	13	73	44
Other Assets and Liabilities	103	51	49
Net Cash Provided by Operating Activities	1,266	1,284	1,174
Investing Activities
Capital Expenditures	(426)	(274)	(202)
Proceeds from Divestiture of Third-party Apparel Sourcing Business	124	—	—
Proceeds from Sale of Express Common Stock	99	73	—
Return of Capital from Express	—	49	—
Proceeds from Divestiture of Limited Stores	—	32	—
Return of Capital from Limited Stores	—	7	—
Proceeds from Sale of Assets	—	—	32
Net Proceeds from Divestiture of Joint Venture	—	—	9
Other Investing Activities	(23)	7	(1)
Net Cash Used for Investing Activities	(226)	(106)	(162)
Financing Activities
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	981	390	473
Payments of Long-term Debt	—	(645)	(656)
Financing Costs	(7)	(14)	(19)
Repurchase of Common Stock	(1,190)	(207)	—
Dividends Paid	(1,144)	(1,488)	(193)
Excess Tax Benefits from Share-based Compensation	48	19	—
Proceeds from Exercise of Stock Options and Other	75	88	8
Net Cash Used for Financing Activities	(1,237)	(1,857)	(387)
Effects of Exchange Rate Changes on Cash	2	5	6
Net Increase (Decrease) in Cash and Cash Equivalents	(195)	(674)	631
Cash and Cash Equivalents, Beginning of Year	1,130	1,804	1,173
Cash and Cash Equivalents, End of Year	$935	$1,130	$1,804

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Limited Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”) and Canada, which are primarily mall-based, and through its websites, catalogue and other channels. The Company's international operations outside of Canada are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Victoria’s Secret Pink

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2011”, “2010” and “2009” refer to the 52-week periods ending January 28, 2012, January 29, 2011 and January 30, 2010, respectively.
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
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested 51% of its ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners. The Company is accounting for its continuing investment under the equity method of accounting. For additional information, see Note 9, “Equity Investments and Other.”
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

In July 2011, the Company contributed all of its remaining shares of common stock in Express to The Limited Brands Foundation. For additional information, see Note 9, “Equity Investments and Other.”
Limited Stores
Through June 9, 2010, the Company had a 25% ownership interest in Limited Stores. The Company accounted for this investment under the equity method of accounting and eliminated in consolidation 25% of gross merchandise sourcing revenue to Limited Stores equal to the Company’s ownership percentage. On June 10, 2010, the Company divested its remaining 25% ownership percentage in Limited Stores and resigned its seats on Limited Stores’ Board of Directors. Beginning June 10, 2010, the Company ceased recording equity income (loss) from Limited Stores and the Company also began recognizing 100% of gross merchandise sourcing revenue to Limited Stores. For additional information, see Note 9, “Equity Investments and Other.”
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which amounted to $69 million as of January 28, 2012 and $74 million as of January 29, 2011, are included in Accounts Payable on the Consolidated Balance Sheets.
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
The Company’s capitalized direct response advertising costs amounted to $17 million and $20 million as of January 28, 2012 and January 29, 2011, respectively, and are included in Other Current Assets on the Consolidated Balance Sheets. All other advertising costs are expensed at the time the promotion first appears in media or in the store. Catalogue and advertising costs amounted to $474 million for 2011, $473 million for 2010 and $459 million for 2009.

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
Goodwill and Intangible Assets
The Company has certain intangible assets resulting from business combinations and acquisitions that are recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives ranging from 3 to 20 years.
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
Leases and Leasehold Improvements
The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon the store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements amounted to $113 million as of January 28, 2012 and $105 million as of January 29, 2011. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company receives construction allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period) and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which amounted to $181 million as of January 28, 2012 and $193 million as of January 29, 2011, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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
Foreign Currency Translation
The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments are recorded as a component of Comprehensive Income in the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Total Equity.
Derivative Financial Instruments
The Company uses derivative instruments designated as cash flow hedges or fair value hedges and non-designated derivative instruments to manage exposure to foreign currency exchange rates and interest rates. The Company does not use derivative financial instruments for trading purposes. All derivative financial instruments are recorded on the Consolidated Balance Sheets at fair value.
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
For derivative instruments that are designated and qualify as fair value hedges, the changes in the fair value of the derivative instrument have an equal and offsetting impact to the carrying value of the liability on the balance sheet.
For derivative instruments that are not designated as hedging instruments, the gain or loss on the derivative instrument is recognized in current earnings.
Fair Value
The authoritative guidance included in Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosure, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This authoritative guidance further establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company estimates the fair value of financial instruments, property and equipment and goodwill and intangible assets in accordance with the provisions of ASC Topic 820.

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
Compensation cost is recognized over the service period for the fair value of awards that actually vest. Compensation expense for awards without a performance condition is recognized, net of estimated forfeitures, using a single award approach (each award is valued as one grant, irrespective of the number of vesting tranches). Compensation expense for awards with a performance condition is recognized, net of estimated forfeitures, using a multiple award approach (each vesting tranche is valued as one grant).
During 2009, the Company followed a policy of issuing treasury shares to satisfy stock-based awards. Beginning in 2010, the Company adopted a policy of issuing new shares to satisfy stock-based awards.
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
The Company also recognizes revenues associated with franchise and wholesale arrangements. Revenue recognized under franchise arrangements generally consists of royalties earned upon sale of merchandise by franchisees to third-party customers. Revenue is generally recognized under wholesale arrangements at the time the title passes to the customer.
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

2. New Accounting Pronouncements
Other Comprehensive Income
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) ASU 2011-05, Presentation of Comprehensive Income, which amends ASC 220, Comprehensive Income. This guidance eliminates the option to present the components of other comprehensive income as a part of the statement of shareholders’ equity and requires other comprehensive income to be presented as part of a single continuous statement of comprehensive income or in a statement of other comprehensive income immediately following the statement of income. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income. This guidance is required to be adopted in fiscal year 2012 and must be retrospectively applied to all reporting periods presented. The FASB has permitted early adoption. The Company adopted this guidance in the fourth quarter of 2011. ASU 2011-05 did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.
In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05, which defers the ASU 2011-05 requirement that companies present reclassification adjustments for each component of accumulated other comprehensive income (AOCI) in both net income and other comprehensive income on the face of the financial statements. Companies are still required to present reclassifications out of AOCI on the face of the financial statements or disclose those amounts in the notes to the financial statements. This ASU also defers the requirement to report reclassification adjustments in interim periods. This guidance is required to be adopted in fiscal year 2012, however, early adoption is permitted. The Company adopted this guidance in the fourth quarter of 2011. ASU 2011-12 did not have an impact on the Company’s consolidated results of operations, financial position or cash flows.
Goodwill
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If companies determine, based on qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. This guidance will be effective beginning in fiscal year 2012, however, early adoption is permitted. ASU 2011-08 will not have an impact on the Company’s consolidated results of operations, financial position or cash flows. The Company is currently evaluating the provisions of this ASU.

3. Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Weighted-average Common Shares:
Issued Shares (a) (b)	323	326	524
Treasury Shares (a) (b)	(19)	(3)	(202)
Basic Shares	304	323	322
Effect of Dilutive Options and Restricted Stock	10	10	5
Diluted Shares	314	333	327
Anti-dilutive Options and Awards (c)	1	2	12
 ________________

(a)	In December 2011, the Company retired 39 million shares of its Treasury Stock.

(b)	In January 2010, the Company retired 201 million shares of its Treasury Stock.

(c)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

4. Divestitures
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested 51% of its ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners for pre-tax cash proceeds of $124 million. The Company recorded a pre-tax gain on the divestiture of $111 million in the fourth quarter of 2011. For additional information, see Note 9, “Equity Investments and Other.”
Express
During the period between May 2010 through July 2011, the Company completed the divestiture of its remaining 25% ownership in Express through the following transactions:

•
In May 2010, Express completed an IPO and the Company sold 1.3 million shares of its common stock in Express for $20 million, reducing its ownership interest to 18%. As a result of these events, the Company recognized a pre-tax gain of $52 million.

•
In December 2010, the Company sold 3.6 million shares of its common stock in Express for $52 million, reducing its ownership interest to 14%. As a result, the Company recognized a pre-tax gain of $45 million.

•
In April 2011, the Company sold 5.5 million shares of its common stock in Express for $99 million, reducing its ownership interest to 8%. As a result, the Company recognized a pre-tax gain of $86 million.

•	In July 2011, the Company contributed its remaining 7.2 million shares of common stock to The Limited Brands

Foundation, reducing its ownership interest to 0%. At the time of the charitable contribution, the stock was worth $163 million. As a result of the contribution, the Company recognized a non-taxable gain of $147 million.
For additional information, see Note 9, “Equity Investments and Other.”
Limited Stores
In June 2010, the Company completed the divestiture of its remaining 25% ownership interest in Limited Stores and resigned its seats on Limited Stores’ Board of Directors. The Company received pre-tax net cash proceeds of $32 million from the divestiture which are included in Proceeds from Divestiture of Limited Stores within the Investing Activities section on the 2010 Consolidated Statement of Cash Flows. The Company recorded a pre-tax gain on the divestiture of $20 million. The pre-tax gain is included in Other Income on the 2010 Consolidated Statement of Income. For additional information, see Note 9, “Equity Investments and Other.”

5. Restructuring Activities
During the fourth quarter of 2011, the Company initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. The Company recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million in the fourth quarter of 2011. The Company anticipates that the majority of costs incurred related to this restructuring program will be paid out in 2012. The restructuring charges of $17 million and $7 million are included in Cost of Goods Sold, Buying and Occupancy and General, Administrative and Store Operating Expenses, respectively, on the 2011 Consolidated Statement of Income.

6. Inventories
The following table provides inventories as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(in millions)
Finished Goods Merchandise	$926	$956
Raw Materials and Merchandise Components	71	76
Total Inventories	$997	$1,032

7. Property and Equipment, Net
The following table provides property and equipment, net as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(in millions)
Land	$61	$61
Buildings and Improvements	403	395
Furniture, Fixtures, Software and Equipment	2,528	2,466
Leaseholds Improvements	1,236	1,196
Construction in Progress	159	65
Total	4,387	4,183
Accumulated Depreciation and Amortization	(2,743)	(2,573)
Property and Equipment, Net	$1,644	$1,610

Depreciation expense was $387 million in 2011, 2010 and 2009.

8. Goodwill, Trade Names and Other Intangible Assets, Net
Goodwill
The following table provides the rollforward of goodwill for the fiscal years ended January 28, 2012 and January 29, 2011:

	Victoria’s Secret	Bath & Body Works	Other		Total
	(in millions)
Balance as of January 30, 2010	$690	$628	$124	(a)	$1,442
Foreign Currency Translation	—	—	9		9
Balance as of January 29, 2011	690	628	133		1,451
Impairment	—	—	(119)		(119)
Foreign Currency Translation	—	—	(2)		(2)
Balance as of January 28, 2012	$690	$628	$12		$1,330

(a) Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.

Intangible Assets—Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $486 million as of January 28, 2012 and $576 million as of January 29, 2011 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.
Intangible Assets—Finite Lives

Intangible assets with finite lives represent certain trademarks and customer relationships. These assets totaled $9 million and $16 million as of January 28, 2012 and January 29, 2011, respectively, and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. Amortization expense was $4 million for 2011, $7 million for 2010 and $6 million for 2009. Estimated future annual amortization expense will be approximately $3 million in 2012, $2 million in 2013, $2 million in 2014, and $2 million in 2015.
Impairment Charges
La Senza
In conjunction with the January 2007 acquisition of La Senza, the Company recorded $313 million in goodwill, $170 million in intangible assets with indefinite lives and $26 million in intangible assets with finite lives. These assets are included in the La Senza reporting unit which is included in the Other segment.
2008
In the fourth quarter of 2008, the Company completed its annual impairment testing. During the latter half of 2008, La Senza's operating results were negatively impacted by the global economic downturn and the resulting impact on the Canadian retail environment. As part of the annual impairment evaluation, the Company assessed the recoverability of goodwill using a discounted cash flow methodology. The Company concluded that the carrying value of the La Senza goodwill exceeded the implied fair value based on the estimated fair value of the La Senza reporting unit. Accordingly, the Company recorded a goodwill impairment charge of $189 million. Prior to completing the goodwill impairment evaluation, the Company performed its annual impairment analysis for indefinite-lived trade names. Based on its evaluation using a relief from royalty and other discounted cash flow methodologies, the Company concluded that certain La Senza trade name assets were impaired. Accordingly, the Company recorded an impairment charge of $25 million to reduce the carrying value of these assets to their estimated fair values. The Company also recognized a $1 million impairment charge related to a finite lived trade name asset.

2009
In the fourth quarter of 2009, the Company made the decision to exit the La Senza Girl business and recorded an impairment charge of $3 million to write-off the La Senza Girl trade name and other minor trade names. This impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2009 Consolidated Statement of Income.
2011
In the fourth quarter of 2011, the Company completed its annual impairment testing. During 2011, La Senza’s operating results failed to meet the Company's expectations, as both comparable store sales and gross profit were below our beginning of year expectations especially in the critical fourth quarter holiday period. As part of the annual impairment evaluation, the Company assessed the recoverability of goodwill using a discounted cash flow methodology. The Company concluded that the carrying value of the La Senza goodwill exceeded the implied fair value based on the estimated fair value of the La Senza reporting unit. Accordingly, the Company recorded a goodwill impairment charge of $119 million. The goodwill impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2011 Consolidated Statement of Income.
Prior to completing the goodwill impairment evaluation, the Company performed its annual impairment analysis for its indefinite-lived trade name. Based on its evaluation using relief from royalty and other discounted cash flow methodologies, the Company concluded that the La Senza trade name asset was impaired. Accordingly, the Company recorded an impairment charge of $112 million to reduce the carrying value of the trade name asset to its estimated fair value. The Company also recognized a $1 million impairment charge related to a lease-related intangible asset. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2011 Consolidated Statement of Income.
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

9. Equity Investments and Other
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested 51% of its ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners for pre-tax cash proceeds of $124 million. The Company's remaining 49% ownership interest is accounted for under the equity method of accounting. The proceeds are included in Proceeds from Divestiture of Third-party Apparel Sourcing Business within the Investing Activities section on the 2011 Consolidated Statement of Cash Flows. The Company recorded a pre-tax gain on the divestiture of $111 million in the fourth quarter of 2011 which is included in Gain on Divestiture of Third-party Apparel Sourcing Business on the 2011 Consolidated Statement of Income.
In conjunction with the transaction, the Company entered into transition services agreements whereby the Company is providing support in various operational areas including logistics, technology and financial services. The terms of these transition services arrangements vary and range from two months to three years.
The Company is accounting for its remaining interest in the third-party apparel sourcing business using the equity method. The Company's carrying value for this investment was $72 million as of January 28, 2012.
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
In October 2009, the Company entered into new agreements with Express whereby the Company will continue to provide logistics services and lease office space. The Company's third-party apparel sourcing business, which the Company divested in the fourth quarter of 2011, also continues to provide merchandise sourcing services to Express.
The Company recognized merchandise sourcing revenue from Express of $325 million in 2011, $384 million in 2010 and $344 million in 2009. These amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage through the second quarter of 2010. The Company’s accounts receivable from Express for merchandise sourcing and other services totaled $74 million as of January 29, 2011.
In March 2010, Express completed a cash distribution to its owners and the Company received $57 million. The Company’s portion representing a return on capital was $8 million and is included in Other Assets and Liabilities within the Operating Activities section of the 2010 Consolidated Statement of Cash Flows. The remaining portion representing a return of capital is $49 million and is included in Return of Capital from Express within the Investing Activities section of the 2010 Consolidated Statement of Cash Flows. The proceeds received from the cash distribution were in excess of the Company’s carrying value of the investment in Express. As a result, the carrying value was reduced to zero as of the date of the cash distribution and a pre-tax gain of $49 million was recorded. The pre-tax gain is included in Other Income on the 2010 Consolidated Statement of Income.

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
In July 2011, the Company contributed all of its remaining 7.2 million shares of Express, valued at $163 million, to The Limited Brands Foundation. As a result, the Company recognized contribution expense in 2011 of $163 million which is included in General, Administrative and Store Operating Expenses on the 2011 Consolidated Statement of Income. The Company also recognized a non-taxable gain of $147 million representing the difference between the market value of the Express shares on the date of the contribution and the Company’s net carrying value. The gain is included in Other Income on the 2011 Consolidated Statement of Income.
The Company’s investment carrying value under the cost method of accounting was $29 million as of January 29, 2011 and is included in Other Assets on the 2010 Consolidated Balance Sheet.
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
In June 2010, the Company entered into a new agreement with Limited Stores whereby the Company will continue to provide logistics services. The Company's third-party apparel sourcing business, which the Company divested in the fourth quarter of 2011, continues to provide merchandise sourcing services to Limited Stores.
The Company recognized merchandise sourcing revenue from Limited Stores of $83 million in 2011, $62 million in 2010 and $58 million in 2009. The amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage. The Company’s accounts receivable from Limited Stores for merchandise sourcing and other services totaled $9 million as of January 29, 2011.
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
In June 2010, the Company completed the divestiture of its remaining 25% ownership interest in Limited Stores and resigned its seats on Limited Stores’ Board of Directors. The Company received pre-tax net cash proceeds of $32 million from the divestiture which are included in Proceeds from Divestiture of Limited Stores within the Investing Activities section on the 2010 Consolidated Statement of Cash Flows. The Company recorded a pre-tax gain on the divestiture of $20 million. The pre-tax gain is included in Other Income on the 2010 Consolidated Statement of Income. The Company ceased recording equity income (loss) from Limited Stores in Other Income on the Consolidated Statement of Income, and the Company began recognizing 100% of merchandise sourcing sales to Limited Stores following the divestiture.
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $70 million as of January 28, 2012 and $69 million as of January 29, 2011 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
Other
In April 2008, the Company recorded a pre-tax impairment charge of $19 million related to an unconsolidated joint venture accounted for under the equity method of accounting. The charge consisted of writing down the investment balance, reserving certain accounts and notes receivable and accruing a contractual liability. In July 2009, the Company recognized a pre-tax gain of $9 million associated with the reversal of the accrued contractual liability as a result of the divestiture of the joint venture. The pre-tax gain is included in Net Gain on Joint Venture on the 2009 Consolidated Statement of Income.

10. Accrued Expenses and Other
The following table provides additional information about the composition of accrued expenses and other as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(in millions)
Compensation, Payroll Taxes and Benefits	$171	$194
Deferred Revenue, Principally from Gift Card Sales	196	191
Taxes, Other Than Income	67	68
Insurance	36	34
Returns Reserve	30	30
Interest	50	29
Rent	21	22
Other	199	197
Total Accrued Expenses and Other	$770	$765

11. Income Taxes
The following table provides the components of the Company’s provision for income taxes for 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Current:
U.S. Federal	$357	$406	$138
U.S. State	46	54	1
Non-U.S.	11	10	14
Total	414	470	153
Deferred:
U.S. Federal	6	(20)	47
U.S. State	1	(3)	8
Non-U.S.	(44)	(1)	(6)
Total	(37)	(24)	49
Provision for Income Taxes	$377	$446	$202

The foreign component of pre-tax income, arising principally from overseas operations, was a loss of $37 million for 2011, and income of $42 million and $84 million for 2010 and 2009, respectively. The 2011 loss included the impact of the $232 million impairment of goodwill and other intangible assets at La Senza as well as the foreign portion of the gain on the divestiture of the third-party apparel sourcing business of $105 million.

The Non-U.S. deferred benefit of $44 million is primarily the result of the reversal of a deferred tax liability associated with the La Senza trade name established upon the acquisition of La Senza.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2011, 2010 and 2009:

	2011	2010	2009
Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	4.0%	3.5%	3.7%
Express Charitable Contribution	(5.0)%	—%	—%
Deductible Loss on Divestiture of Limited Stores	—%	(2.4)%	—%
Non-deductible Impairment of Goodwill and Other Intangible Assets	4.3%	—%	0.3%
Foreign Portion of the Divestiture of Third-party Apparel Sourcing Business	(3.0)%	—%	—%
Impact of Non-U.S. Operations	(2.2)%	0.5%	(5.0)%
Other Items, Net	(2.4)%	(1.0)%	(2.9)%
Effective Tax Rate	30.7%	35.6%	31.1%

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
Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of January 28, 2012 and January 29, 2011. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 28, 2012			January 29, 2011
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$45	$—	$45	$39	$—	$39
Non-qualified Retirement Plan	82	—	82	73	—	73
Inventory	—	—	—	7	—	7
Property and Equipment	—	(190)	(190)	—	(154)	(154)
Goodwill	—	(15)	(15)	—	(15)	(15)
Trade Names and Other Intangibles	—	(139)	(139)	—	(183)	(183)
Charitable Contribution Carryforwards	23	—	23	—	—	—
State Net Operating Loss Carryforwards	26	—	26	31	—	31
Non-U.S. Operating Loss Carryforwards	40	—	40	38	—	38
Valuation Allowance	(59)	—	(59)	(50)	—	(50)
Other, Net	55	—	55	45	—	45
Total Deferred Income Taxes	$212	$(344)	$(132)	$183	$(352)	$(169)

As of January 28, 2012, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2012 through 2028. The Company has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided for the deferred tax asset.
As of January 28, 2012, the Company had available for non-U.S. tax purposes net operating loss carryforwards which expire, if unused, in the years 2027 through 2031. The Company has determined that it is more likely than not that all of the net operating loss carryforwards will not be realized and a valuation allowance has been provided for the net deferred tax assets, including the net operating loss carryforwards, of the related tax loss entity.
Income tax payments were $400 million for 2011, $376 million for 2010 and $118 million for 2009.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2011, 2010 and 2009, without interest and penalties:

	2011	2010	2009
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$147	$115	$116
Increases in Unrecognized Tax Benefits for Prior Years	4	17	18
Decreases in Unrecognized Tax Benefits for Prior Years	(33)	(17)	(31)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	45	40	26
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(9)	(2)	(9)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(8)	(6)	(6)
Foreign Currency Translation	—	—	1
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$146	$147	$115

Of the $146 million, $147 million and $115 million of total unrecognized tax benefits at January 28, 2012, January 29, 2011, and January 30, 2010, respectively, approximately $131 million, $130 million and $100 million, respectively, represent the amount of unrecognized tax benefits that if recognized would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $96 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties benefit of $7 million in 2011, expense of $2 million in 2010 and benefit of $7 million in 2009. The Company has accrued approximately $25 million and $32 million for the payment of interest and penalties as of January 28, 2012 and January 29, 2011, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. At the end of 2011, the Company was subject to examination by the IRS for 2008 through 2010. The Company is also subject to various U.S. state and local income tax examinations for the years 2004 to 2010. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2001 to 2010. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

12. Long-term Debt
The following table provides the Company’s long-term debt balance as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$1,000	$—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	488	486
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$1,888	$886
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”) (a)	$724	$699
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”) (b)	220	215
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”) (c)	57	58
Total Senior Unsecured Debt	$1,650	$1,621
Total	$3,538	$2,507
Current Portion of Long-term Debt (c)	(57)	—
Total Long-term Debt, Net of Current Portion	$3,481	$2,507
________________

(a)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $25 million as of January 28, 2012 and $0 million as of January 29, 2011.

(b)
The principal balance outstanding was $213 million as of both January 28, 2012 and January 29, 2011. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $7 million as of January 28, 2012 and $2 million as of January 29, 2011.

(c)
The principal balance outstanding was $57 million as of both January 28, 2012 and January 29, 2011. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $0 million as of January 28, 2012 and $1 million as of January 29, 2011.

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2012	$57
2013	—
2014	213
2015	—
2016	—
Thereafter	3,250

Cash paid for interest was $225 million in 2011, $209 million in 2010 and $250 million in 2009.

Issuance of Notes
In May 2010, the Company issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $390 million, which included transaction costs of $10 million. These transaction costs are being amortized through the maturity date of May 2020 and are included within Other Assets on the Consolidated Balance Sheets.
In March 2011, the Company issued $1 billion of 6.625% notes due in April 2021 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $981 million, which included transaction costs of $19 million. These transaction costs are being amortized through the maturity date of April 2021 and are included within Other Assets on the 2011 Consolidated Balance Sheet.
Subsequent to January 28, 2012, the Company issued $1 billion of 5.625% notes due in February 2022 (“2022 Notes”) utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by the guarantors. The net proceeds from the issuance were $985 million, which included transaction costs of $15 million. These transaction costs will be amortized through the maturity date of February 2022.
Repurchase of Notes
In May 2010, the Company used a portion of the proceeds from the 2020 Notes to repurchase $134 million of the Company’s 2012 Notes for $144 million. The Company used the remaining portion of the proceeds from the 2020 Notes to repurchase $266 million of the 2014 Notes for $277 million. The loss on extinguishment of this debt was $25 million and is included in Other Income on the 2010 Consolidated Statement of Income.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of January 28, 2012, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of January 28, 2012, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $13 million of outstanding letters of credit as of January 28, 2012 that reduce its remaining availability under its amended credit agreements.
Term Loan and Participating Interest Rate Swap Arrangements
In March 2010, the Company prepaid $200 million of a term loan. In conjunction with the term loan prepayment, the Company terminated participating interest rate swap arrangements totaling $200 million. For additional information, see Note 13, “Derivative Instruments.”
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 13, “Derivative Instruments.”

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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(in millions)
Other Long-term Liabilities	$60	$57

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for 2011 and 2010:

	Location	2011	2010
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(3)	$(23)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (Loss) (a)	Other Income (Loss)	—	31
________________

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

Interest Rate Designated Fair Value Hedges
The Company has the following interest rate swap arrangements related to certain outstanding debt:

	Notional Amount
	January 28, 2012	January 29, 2011
	(in millions)
2012 Notes	$—	$57
2014 Notes	—	213
2017 Notes	175	325
Total	$175	$595
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
In July 2011, the Company terminated interest rate designated fair value hedges related to the 2012 Notes with a notional amount of $57 million. In settlement of these hedges, the Company received $1 million. In August 2011, the Company terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, the Company received $9 million. In September 2011, the Company terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $150 million. In settlement of these hedges, the Company received $12 million. The settlement amounts were equal to the fair value adjustment to the respective Notes and are amortized as a reduction to interest expense through the maturity date of the respective Notes.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(in millions)
Other Assets	$14	$3

14. Fair Value Measurements
The following table provides a summary of the carrying value and fair value of long-term debt as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(in millions)
Carrying Value	$3,538	$2,507
Fair Value (a)	3,849	2,638
________________

(a)
The estimated fair value of the Company’s publicly traded debt is based on quoted market prices. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of January 28, 2012 and January 29, 2011:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of January 28, 2012
Assets:
Cash and Cash Equivalents	$935	$—	$—	$935
Interest Rate Designated Fair Value Hedges	—	14	—	14
Liabilities:
Cross-currency Cash Flow Hedges	—	60	—	60
Lease Guarantees	—	—	4	4
As of January 29, 2011
Assets:
Cash and Cash Equivalents	$1,130	$—	$—	$1,130
Interest Rate Designated Fair Value Hedges	—	3	—	3
Liabilities:
Cross-currency Cash Flow Hedges	—	57	—	57
Lease Guarantees	—	—	6	6

The Company’s Level 2 fair value measurements are measured using market approach valuation techniques. The primary inputs to these techniques include benchmark interest rates and foreign currency exchange rates, as applicable to the underlying instruments.
The Company’s Level 3 fair value measurements are measured using income approach valuation techniques. The primary inputs to these techniques include the guaranteed lease payments, discount rates, as well as the Company’s assessment of the risk of default on guaranteed leases.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for 2011 and 2010:

	2011	2010
	(in millions)
Beginning Balance	$6	$9
Change in Estimated Fair Value Reported in Earnings	(2)	(3)
Ending Balance	$4	$6

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

15. Comprehensive Income
Comprehensive Income consists of gains and losses on derivative instruments and foreign currency translation adjustments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity.

The following table provides the rollforward of additional detail regarding the composition of accumulated other comprehensive income as of January 28, 2012 and January 29, 2011:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2010	$(6)	$(9)	$(15)
Current-period Other Comprehensive Income	(1)	17	16
Balance as of January 29, 2011	(7)	8	1
Current-period Other Comprehensive Income	(1)	—	(1)
Balance as of January 28, 2012	$(8)	$8	$—

The components of accumulated other comprehensive income above are presented net of tax as applicable.

16. Leases
The Company is committed to noncancelable leases with remaining terms generally from one to ten years. A substantial portion of the Company’s leases consist of store leases generally with an initial term of ten years. Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering certain operating costs such as common area maintenance, utilities, insurance and taxes. These additional payments are excluded from the table below.
The following table provides rent expense for 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Store Rent:
Fixed Minimum	$437	$417	$407
Contingent	50	44	40
Total Store Rent	487	461	447
Office, Equipment and Other	62	60	61
Gross Rent Expense	549	521	508
Sublease Rental Income	(3)	(3)	(2)
Total Rent Expense	$546	$518	$506

The following table provides the Company’s minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2012	$493
2013	463
2014	434
2015	381
2016	329
Thereafter	1,020
 ________________

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.
The Company’s future sublease income under noncancelable subleases was $9 million as of January 28, 2012, which included $2 million of rent commitments related to disposed businesses under master lease arrangements.

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
Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $78 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods (formerly Galyan’s) and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $49 million as of January 28, 2012 and $65 million as of January 29, 2011. The estimated fair value of these guarantee obligations was $4 million as of January 28, 2012 and $6 million as of January 29, 2011, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods (formerly Galyan’s) are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of January 28, 2012 and January 29, 2011.

18. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan and a non-qualified supplemental retirement plan for substantially all of its associates within the United States of America. Participation in the tax-qualified plan is available to associates who meet certain age and service requirements. Participation in the non-qualified plan is available to associates who meet certain age, service, job level and compensation requirements.
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $51 million for 2011, $49 million for 2010 and $46 million for 2009.
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

The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of January 28, 2012 and January 29, 2011:

	January 28, 2012	January 29, 2011
	(in millions)
Balance at Beginning of Year	$193	$168
Contributions:
Associate	12	12
Company	15	15
Interest	11	12
Distributions	(17)	(14)
Balance at End of Year	$214	$193

Total expense recognized related to the non-qualified plan was $26 million for 2011, $27 million for 2010 and $20 million for 2009.

19. Shareholders’ Equity
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years 2011, 2010 and 2009:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2011	2010	2009	2011	2010	2009
	(in millions)	(in thousands)			(in millions)
November 2011 (a)	$250	2,116	NA	NA	$85	NA	NA	$40.50
May 2011	500	13,293	NA	NA	500	NA	NA	37.59
March 2011	500	13,695	NA	NA	500	NA	NA	36.49
November 2010 (b)	200	3,431	1,907	NA	109	$60	NA	31.68
March 2010 (c)	200	NA	5,714	NA	NA	147	NA	25.69
Total		32,535	7,621		$1,194	$207
 ________________

(a)	The November 2011 repurchase program had $165 million remaining as of January 28, 2012.

(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

(c)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.

NA	Not applicable
For the November 2011 repurchase program, $4 million of share repurchases were reflected in Accounts Payable on the 2011 Consolidated Balance Sheet and were settled in February 2012. There were no share repurchases reflected in Accounts Payable as of January 29, 2011.
Subsequent to January 28, 2012, the Company completed the November 2011 repurchase program by repurchasing an additional 4 million shares of common stock for $165 million under the program. In addition, the Company's Board of Directors approved a new $500 million share repurchase program in February 2012 ("February 2012 repurchase program").

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the fiscal years 2011, 2010 and 2009:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2011
Fourth Quarter	$0.20	$2.00	$2.20	$653
Third Quarter	0.20	—	0.20	60
Second Quarter	0.20	1.00	1.20	367
First Quarter	0.20	—	0.20	64
2011 Total	$0.80	$3.00	$3.80	$1,144
2010
Fourth Quarter	$0.15	$3.00	$3.15	$1,017
Third Quarter	0.15	—	0.15	49
Second Quarter	0.15	—	0.15	49
First Quarter	0.15	1.00	1.15	373
2010 Total	$0.60	$4.00	$4.60	$1,488
2009
Fourth Quarter	$0.15	$—	$0.15	$49
Third Quarter	0.15	—	0.15	48
Second Quarter	0.15	—	0.15	48
First Quarter	0.15	—	0.15	48
2009 Total	$0.60	$—	$0.60	$193

Subsequent to January 28, 2012, the Board of Directors declared the first quarter 2012 common stock dividend of $0.25 per share payable on March 9, 2012 to shareholders of record at the close of business on February 24, 2012. This is a $0.05 increase from the 2011 quarterly dividends.
Treasury Stock Retirement
In January 2010, the Company retired 201 million shares of its treasury stock. The retirement resulted in a reduction of $4.641 billion in Treasury Stock, $101 million in the par value of Common Stock, $1.545 billion in Paid-in Capital and $2.995 billion in Retained Earnings.
In December 2011, the Company retired 39 million shares of its treasury stock. The retirement resulted in a reduction of $1.341 billion in Treasury Stock, $19 million in the par value of Common Stock, $286 million in Paid-in Capital and $1.036 billion in Retained Earnings.

20. Share-based Compensation
Plan Summary
In 2011, the Company's shareholders approved the 2011 Stock Option and Performance Incentive Plan ("2011 Plan"). The 2011 Plan replaces the 2009 Restatement of the 1993 Stock Option and Performance Incentive Plan. The plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of ten years. Stock options generally vest ratably over 3 to 4 years. Restricted stock generally vests (the restrictions lapse) at the end of a three year period.
The Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors provides for an annual stock retainer for non-associate directors. The stock issued in conjunction with this plan has no restrictions.
Under the Company’s plans, approximately 133 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 19 million options and shares were available for grant as of January 28, 2012.

In 2011, the Company’s Board of Directors declared special dividends of $3 per share. For additional information, see Note 19, "Shareholders' Equity." In accordance with the anti-dilutive provisions of the Stock Plan, the Company adjusted both the exercise price and the number of share-based awards outstanding as of the record date of the special dividends. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments. Therefore, no compensation expense was recognized.
Stock Options
The following table provides the Company’s stock option activity for the fiscal year ended January 28, 2012:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of January 29, 2011	12,450	$16.01
Granted	1,597	31.71
Exercised	(4,999)	15.13
Cancelled	(612)	19.93
Adjustment for Special Dividends	947
Outstanding as of January 28, 2012	9,383	$17.26	5.74	$227,033
Vested and Expected to Vest as of January 28, 2012 (a)	9,119	16.97	5.65	223,369
Options Exercisable as of January 28, 2012	5,198	15.03	3.86	137,413
 ________________

(a)	The number of options expected to vest includes an estimate of expected forfeitures.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $100 million for 2011, $57 million for 2010 and $3 million for 2009.
The total fair value at grant date of option awards vested was $8 million for 2011, $8 million for 2010 and $12 million for 2009.
The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $14 million as of January 28, 2012. This cost is expected to be recognized over a weighted-average period of 2.6 years.
The weighted-average estimated fair value of stock options granted was $9.35 per share for 2011, $7.51 per share for 2010 and $1.88 per share for 2009.
Cash received from stock options exercised was $75 million for 2011, $88 million for 2010 and $10 million for 2009. Tax benefits realized from tax deductions associated with stock options exercised were $34 million for 2011, $20 million for 2010 and $1 million for 2009.
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
The following table contains the weighted-average assumptions used during 2011, 2010 and 2009:

	2011	2010	2009
Expected Volatility	48%	49%	45%
Risk-free Interest Rate	1.9%	2.3%	1.4%
Dividend Yield	4.1%	3.3%	6.8%
Expected Life (in years)	5.0	4.5	3.8

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
Restricted Stock
The following table provides the Company’s restricted stock activity for the fiscal year ended January 28, 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of January 29, 2011	10,442	$11.86
Granted	2,508	29.34
Vested	(2,604)	12.42
Cancelled	(718)	17.33
Adjustment for Special Dividends	804	NA
Unvested as of January 28, 2012	10,432	14.68
 ________________

NA	Not applicable

The Company’s total intrinsic value of restricted stock vested was $83 million for 2011, $40 million for 2010 and $14 million for 2009.
The Company’s total fair value at grant date of awards vested was $32 million for 2011 and $29 million for both 2010 and 2009. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.
As of January 28, 2012, there was $61 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.3 years.
Tax benefits realized from tax deductions associated with restricted stock vested were $31 million for 2011, $15 million for 2010 and $4 million for 2009.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2011, 2010 and 2009:

	2011	2010	2009
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$14	$17	$12
General, Administrative and Store Operating Expenses	37	47	28
Total Share-based Compensation Expense	$51	$64	$40

Share-based compensation expense is based on awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and adjusts, if necessary, in subsequent periods based on historical experience and expected future termination rates.
The tax benefit associated with share-based compensation was $17 million for 2011, $21 million for 2010 and $13 million for 2009.

21. Segment Information

The Company has two reportable segments: Victoria’s Secret and Bath & Body Works. Prior to the fourth quarter of 2011, the Victoria’s Secret reportable segment consisted of the Victoria’s Secret and La Senza operating segments which were aggregated in accordance with the authoritative guidance included in ASC Topic 280, Segment Reporting. In the fourth quarter of 2011, the Company ceased aggregating La Senza with Victoria's Secret. While this reporting change did not impact the Company's consolidated results, segment data for previous years has been recast to be consistent with the current year presentation throughout the financial statements and the accompanying notes.
The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products under the Victoria’s Secret and Victoria’s Secret Pink brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue.
The Bath & Body Works segment sells personal care, beauty and home fragrance products under the Bath & Body Works, C.O. Bigelow, White Barn Candle Company and other brand names. Bath & Body Works merchandise is sold at retail stores and through its website, www.BathandBodyWorks.com.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving our internal brands;

•	International retail, franchise and wholesale operations, which include the company-owned La Senza, Bath & Body Works and Victoria’s Secret stores in Canada;

•	Henri Bendel, operator of 19 specialty stores, which features accessories and personal care products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information as of and for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010. As discussed above, certain reclassifications have been made to amounts for prior periods to conform to the current year's presentation.

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
January 28, 2012
Net Sales	$6,121	$2,674	$1,569	$10,364
Depreciation and Amortization	142	52	162	356
Operating Income (Loss) (a)	1,081	513	(356)	1,238
Total Assets	2,346	1,273	2,489	6,108
Capital Expenditures	161	60	205	426
January 29, 2011
Net Sales	$5,520	$2,515	$1,578	$9,613
Depreciation and Amortization	135	55	169	359
Operating Income (Loss)	888	464	(68)	1,284
Total Assets	2,357	1,330	2,764	6,451
Capital Expenditures	82	39	153	274
January 30, 2010
Net Sales	$4,884	$2,383	$1,365	$8,632
Depreciation and Amortization	130	58	169	357
Operating Income (Loss) (a)	578	358	(68)	868
Total Assets	2,471	1,350	3,352	7,173
Capital Expenditures	105	24	73	202
________________

(a)	Operating Loss for the Other segment includes the effect of the following items:

(i)
In 2011, a $232 million impairment charge related to goodwill and other intangible assets for our La Senza business; a $111 million gain related to the divestiture of 51% of our third-party apparel sourcing business; $163 million of expense related to the charitable contribution of our remaining shares of Express, Inc. to The Limited Brands Foundation; and $24 million of restructuring expenses at La Senza.

(ii)	In 2009, a $9 million pre-tax gain, $14 million net of related tax benefits, associated with the reversal of an accrued contractual liability as a result of the divestiture of a joint venture.

The Company’s international sales, consisting of La Senza, Victoria's Secret Canada and Bath & Body Works Canada retail sales; non-U.S. franchise, license and wholesale operations; and direct sales shipped internationally, totaled $943 million in 2011, $762 million in 2010 and $638 million in 2009. The Company’s internationally based long-lived assets were $277 million as of January 28, 2012 and $471 million as of January 29, 2011.

22. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2011:

	Fiscal Quarter Ended
	April 30, 2011 (b)	July 30, 2011 (c)	October 29, 2011 (d)	January 28, 2012 (e)
	(in millions except per share data)
Net Sales	$2,217	$2,458	$2,174	$3,515
Gross Profit	842	902	785	1,528
Operating Income	217	194	186	641
Income Before Income Taxes	249	276	122	580
Net Income	165	231	94	360
Net Income Per Basic Share (a)	$0.52	$0.76	$0.32	$1.21
Net Income Per Diluted Share (a)	$0.50	$0.73	$0.31	$1.17
 ________________

(a)
Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

(b)	Includes the effect of the following items:

(i)	A pre-tax gain of $86 million related to the sale of shares of Express, Inc. common stock;

(ii)	A pre-tax expense of $50 million related to a pledge to The Limited Brands Foundation; and

(iii)	A tax benefit of $11 million related to the favorable resolution of certain discrete income tax matters.

(c)
Includes the effect of a non-taxable gain of $147 million and pre-tax expense of $113 million associated with the charitable contribution of Express, Inc. common stock to The Limited Brands Foundation.

(d)	Includes the effect of a tax benefit of $17 million related to the favorable resolution of certain discrete income tax matters.

(e)	Includes the effect of the following items:

(i)	A pre-tax charge of $232 million related to the impairment of La Senza goodwill and other intangible assets;

(ii)	A pre-tax gain of $111 million related to the sale of 51% of the third-party apparel sourcing business;

(iii)	A pre-tax expense of $24 million relating to restructuring expenses at La Senza; and

(iv)	A tax benefit of $28 million related to certain discrete income tax matters.
The following table provides summarized quarterly financial data for 2010:

	Fiscal Quarter Ended
	May 1, 2010 (b)	July 31, 2010 (c)	October 30, 2010	January 29, 2011 (d)
	(in millions except per share data)
Net Sales	$1,932	$2,242	$1,983	$3,456
Gross Profit	694	778	714	1,445
Operating Income	185	236	149	714
Income Before Income Taxes	187	244	101	719
Net Income	113	178	61	453
Net Income Per Basic Share (a)	$0.35	$0.55	$0.19	$1.41
Net Income Per Diluted Share (a)	$0.34	$0.54	$0.18	$1.36
________________

(a)
Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

(b)	Includes the effect of a pre-tax gain of $49 million related to a $57 million cash distribution from Express.

(c)	Includes the effect of the following items:

(i)	A pre-tax gain of $52 million related to the initial public offering of Express, Inc. including the sale of a portion of the company’s shares;

(ii)	A pre-tax loss of $25 million associated with the early retirement of portions of the 2012 and 2014 notes; and

(iii)	A pre-tax gain of $20 million associated with the sale of the remaining 25% ownership interest in Limited Stores.

(d)	Includes the effect of the following items:

(i)	A pre-tax gain of $45 million related to the sale of Express, Inc. common stock; and

(ii)	A pre-tax gain of $7 million related to a dividend payment from Express, Inc.

23. Subsequent Events
In February 2012, the Company issued $1 billion of notes due in February 2022 utilizing an existing shelf registration. For additional information, see Note 12, "Long-term Debt."
In February 2012, the Company completed the November 2011 repurchase program and the Company's Board of Directors approved a new $500 million share repurchase program. For additional information, see Note 19, "Shareholders' Equity."

24. Supplemental Guarantor Financial Information
The Company’s 2019 Notes, 2020 Notes, 2021 Notes and 2022 Notes (issued subsequent to January 28, 2012), are jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s 100% owned subsidiaries. The Company is a holding company and its most significant assets are the stock of its subsidiaries. The guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances, and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of January 28, 2012 and January 29, 2011 and the Condensed Consolidating Statements of Income and Cash Flows for the years ended January 28, 2012, January 29, 2011 and January 30, 2010.

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	January 28, 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$371	$564	$—	$935
Accounts Receivable, Net	—	142	76	—	218
Inventories	—	822	175	—	997
Deferred Income Taxes	—	33	18	—	51
Other	—	109	58	—	167
Total Current Assets	—	1,477	891	—	2,368
Property and Equipment, Net	—	911	733	—	1,644
Goodwill	—	1,318	12	—	1,330
Trade Names and Other Intangible Assets, Net	—	410	85	—	495
Net Investments in and Advances to/from Consolidated Affiliates	3,531	13,928	518	(17,977)	—
Other Assets	199	43	677	(648)	271
Total Assets	$3,730	$18,087	$2,916	$(18,625)	$6,108
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$4	$312	$224	$—	$540
Accrued Expenses and Other	51	412	307	—	770
Current Portion of Long-term Debt	57	—	—	—	57
Income Taxes	1	150	8	—	159
Total Current Liabilities	113	874	539	—	1,526
Deferred Income Taxes	(6)	10	179	—	183
Long-term Debt	3,481	597	36	(633)	3,481
Other Long-term Liabilities	6	582	207	(15)	780
Total Equity	136	16,024	1,955	(17,977)	138
Total Liabilities and Equity	$3,730	$18,087	$2,916	$(18,625)	$6,108

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

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$9,570	$3,334	$(2,540)	$10,364
Costs of Goods Sold, Buying and Occupancy	—	(5,943)	(2,782)	2,418	(6,307)
Gross Profit	—	3,627	552	(122)	4,057
General, Administrative and Store Operating Expenses	(5)	(2,297)	(517)	121	(2,698)
Impairment of Goodwill and Other Intangible Assets	—	—	(232)	—	(232)
Gain on Divestiture of Third-party Apparel Sourcing Business	—	6	105	—	111
Operating Income (Loss)	(5)	1,336	(92)	(1)	1,238
Interest Expense	(245)	(25)	(12)	36	(246)
Other Income (Loss)	251	(247)	244	(13)	235
Income (Loss) Before Income Taxes	1	1,064	140	22	1,227
Provision (Benefit) for Income Taxes	2	324	51	—	377
Equity in Earnings, Net of Tax	851	356	207	(1,414)	—
Net Income (Loss)	$850	$1,096	$296	$(1,392)	$850

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income (Loss)	$850	$1,096	$296	$(1,392)	$850
Other Comprehensive Income (Loss), Net of Tax
Reclassification of Cash Flow Hedges to Earnings	3	—	—	—	3
Foreign Currency Translation	—	—	(1)	—	(1)
Unrealized Loss on Cash Flow Hedges	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	3	—	(4)	—	(1)
Total Comprehensive Income	$853	$1,096	$292	$(1,392)	$849

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$9,005	$2,587	$(1,979)	$9,613
Costs of Goods Sold, Buying and Occupancy	—	(5,655)	(2,161)	1,834	(5,982)
Gross Profit	—	3,350	426	(145)	3,631
General, Administrative and Store Operating Expenses	(4)	(2,212)	(286)	161	(2,341)
Impairment of Goodwill and Other Intangible Assets	—	(6)	—	—	(6)
Operating Income (Loss)	(4)	1,132	140	16	1,284
Interest Expense	(207)	—	(13)	12	(208)
Other Income (Loss)	(26)	15	196	(10)	175
Income (Loss) Before Income Taxes	(237)	1,147	323	18	1,251
Provision (Benefit) for Income Taxes	1	338	107	—	446
Equity in Earnings, Net of Tax	1,043	862	313	(2,218)	—
Net Income (Loss)	$805	$1,671	$529	$(2,200)	$805

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income (Loss)	$805	$1,671	$529	$(2,200)	$805
Other Comprehensive Income (Loss), Net of Tax
Reclassification of Cash Flow Hedges to Earnings	10	—	31	—	41
Foreign Currency Translation	—	—	(1)	—	(1)
Unrealized Loss on Cash Flow Hedges	(1)	—	(23)	—	(24)
Total Other Comprehensive Income (Loss), Net of Tax	9	—	7	—	16
Total Comprehensive Income	$814	$1,671	$536	$(2,200)	$821

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$8,205	$2,314	$(1,887)	$8,632
Costs of Goods Sold, Buying and Occupancy	—	(5,445)	(1,907)	1,748	(5,604)
Gross Profit	—	2,760	407	(139)	3,028
General, Administrative and Store Operating Expenses	(2)	(2,043)	(262)	141	(2,166)
Impairment of Goodwill and Other Intangible Assets	—	—	(3)	—	(3)
Net Gain on Joint Venture	9	—	—	—	9
Operating Income (Loss)	7	717	142	2	868
Interest Expense	(234)	—	(13)	10	(237)
Other Income (Loss)	—	12	16	(9)	19
Income (Loss) Before Income Taxes	(227)	729	145	3	650
Provision (Benefit) for Income Taxes	—	221	(19)	—	202
Equity in Earnings, Net of Tax	675	612	221	(1,508)	—
Net Income (Loss)	$448	$1,120	$385	$(1,505)	$448

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income (Loss)	$448	$1,120	$385	$(1,505)	$448
Other Comprehensive Income (Loss), Net of Tax
Reclassification of Cash Flow Hedges to Earnings	14	—	57	—	71
Foreign Currency Translation	—	—	(2)	—	(2)
Unrealized (Loss) / Gain on Cash Flow Hedges	4	—	(60)	—	(56)
Total Other Comprehensive Income (Loss), Net of Tax	18	—	(5)	—	13
Total Comprehensive Income	$466	$1,120	$380	$(1,505)	$461

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$73	$978	$215	$—	$1,266
Investing Activities:
Capital Expenditures	—	(219)	(207)	—	(426)
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	78	46	—	124
Proceeds from Sale of Express Common Stock	—	—	99	—	99
Net Investments in Consolidated Affiliates	—	(36)	—	36	—
Other Investing Activities	—	—	(23)	—	(23)
Net Cash Provided by (Used for) Investing Activities	—	(177)	(85)	36	(226)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	981	—	—	—	981
Financing Costs	(7)	—	—	—	(7)
Repurchase of Common Stock	(1,190)	—	—	—	(1,190)
Dividends Paid	(1,144)	—	—	—	(1,144)
Excess Tax Benefits from Share-based Compensation	—	39	9	—	48
Net Financing Activities and Advances to/from Consolidated Affiliates	1,212	(1,170)	(6)	(36)	—
Proceeds From Exercise of Stock Options and Other	75	—	—	—	75
Net Cash Provided by (Used for) Financing Activities	(73)	(1,131)	3	(36)	(1,237)
Effects of Exchange Rate Changes on Cash	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(330)	135	—	(195)
Cash and Cash Equivalents, Beginning of Year	—	701	429	—	1,130
Cash and Cash Equivalents, End of Year	$—	$371	$564	$—	$935

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(355)	$1,206	$433	$—	$1,284
Investing Activities:
Capital Expenditures	—	(129)	(145)	—	(274)
Proceeds from Sale of Express Common Stock	—	—	73	—	73
Return of Capital from Express	—	—	49	—	49
Proceeds from Divestiture of Limited Stores	—	—	32	—	32
Return of Capital from Limited Stores	—	—	7	—	7
Net Investments in Consolidated Affiliates	—	—	29	(29)	—
Other Investing Activities	—	—	7	—	7
Net Cash Provided by (Used for) Investing Activities	—	(129)	52	(29)	(106)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	390	—	—	—	390
Payments of Long-term Debt	(645)	—	—	—	(645)
Financing Costs	(14)	—	—	—	(14)
Repurchase of Common Stock	(207)	—	—	—	(207)
Dividends Paid	(1,488)	—	—	—	(1,488)
Excess Tax Benefits from Share-based Compensation	—	15	4	—	19
Net Financing Activities and Advances to/from Consolidated Affiliates	2,231	(1,832)	(428)	29	—
Proceeds From Exercise of Stock Options and Other	88	—	—	—	88
Net Cash Provided by (Used for) Financing Activities	355	(1,817)	(424)	29	(1,857)
Effects of Exchange Rate Changes on Cash	—	—	5	—	5
Net Increase (Decrease) in Cash and Cash Equivalents	—	(740)	66	—	(674)
Cash and Cash Equivalents, Beginning of Year	—	1,441	363	—	1,804
Cash and Cash Equivalents, End of Year	$—	$701	$429	$—	$1,130

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2009
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(279)	$1,004	$449	$—	$1,174
Investing Activities:
Capital Expenditures	—	(120)	(82)	—	(202)
Proceeds from Sale of Assets	—	—	32	—	32
Net Proceeds from the Divestiture of Joint Venture	—	—	9	—	9
Net Investments in Consolidated Affiliates	—	—	(29)	29	—
Other Investing Activities	(3)	—	2	—	(1)
Net Cash Provided by (Used for) Investing Activities	(3)	(120)	(68)	29	(162)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	473	—	—	—	473
Payments of Long-term Debt	(656)	—	—	—	(656)
Financing Costs	(19)	—	—	—	(19)
Dividends Paid	(193)	—	—	—	(193)
Net Financing Activities and Advances to/from Consolidated Affiliates	669	(381)	(259)	(29)	—
Proceeds From Exercise of Stock Options and Other	8	—	—	—	8
Net Cash Provided by (Used for) Financing Activities	282	(381)	(259)	(29)	(387)
Effects of Exchange Rate Changes on Cash	—	—	6	—	6
Net Increase (Decrease) in Cash and Cash Equivalents	—	503	128	—	631
Cash and Cash Equivalents, Beginning of Year	—	938	235	—	1,173
Cash and Cash Equivalents, End of Year	$—	$1,441	$363	$—	$1,804

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Information regarding changes in accountants is set forth under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our proxy statement to be filed on or about April 12, 2012 for the Annual Meeting of Stockholders to be held May 24, 2012 (the “Proxy Statement”) and is incorporated herein by reference.
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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 28, 2012 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 28, 2012 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
After the Annual Meeting of Stockholders held on May 26, 2011, the Board determined to hold the advisory "say on pay" vote every year.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors is set forth under the captions “ELECTION OF DIRECTORS—Nominees and Directors”, “—Director Independence”, “—Board Leadership Structure ”; “—Risk Oversight: Certain Compensation Matters”, “—Information Concerning the Board of Directors”, “—Committees of the Board of Directors”, “—Meetings of the Company's Non-Management Directors”, “—Communications with the Board”, “—Attendance at Annual Meetings”, —“Code of Conduct and Related Person Transaction Policy”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles and Related Person Transaction Policy and Committee Charters”, and “SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

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
The following table summarizes share and exercise price information about Limited Brands’ equity compensation plans as of January 28, 2012.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a) )
Equity compensation plans approved by security holders (1)	20,482,054	$17.26	(2)	18,919,191
Equity compensation plans not approved by security holders	—	—		—
Total	20,482,054	$17.26		18,919,191
 ________________

(1)
Includes the following plans: Limited Brands, Inc. 2011 Stock Option and Performance Incentive Plan, Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 restatement), Limited Brands, Inc. 1996 Stock Plan for Non-Associate Directors and 2003 Stock Award and Deferred Compensation Plan for Non-Associate Directors.

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

		The following consolidated financial statements of Limited Brands, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

			Management’s Report on Internal Control Over Financial Reporting

			Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

			Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

			Consolidated Statements of Income for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

			Consolidated Statements of Comprehensive Income for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

			Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011

			Consolidated Statements of Total Equity for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

			Consolidated Statements of Cash Flows for the Years Ended January 28, 2012, January 29, 2011 and January 30, 2010

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

4.8
Amendment and Restatement Agreement, dated as of July 15, 2011, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, under the Amended and Restated Five-Year Revolving Credit Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004, March 22, 2006, August 3, 2007, February 19, 2009 and March 8, 2010, incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q dated August 31, 2011.

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

4.11
Fourth Supplemental Indenture dated as of January 29, 2011 between the Registrant and The Bank of New York Mellon Trust Company, N.A. incorporated by reference to Exhibit 4.1.5 to the post-effective amendment to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on November 5, 2010.

4.12
Form of Fifth Supplemental Indenture between the Registrant and The Bank of New York Mellon Trust Company, N.A. incorporated by reference to Exhibit 4.1.6 to the post-effective amendment to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on November 5, 2010.

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

10.7	Limited Brands, Inc. (formerly The Limited, Inc.) Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.**

10.8
Agreement dated as of May 3, 1999 among Limited Brands, Inc. (formerly The Limited, Inc.), Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.9
The 1998 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.**

10.10
The 2002 Restatement of Limited Brands, Inc. (formerly The Limited, Inc.) 1993 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.**

10.11
Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.**

10.12
Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2003 Restatement) incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated November 13, 2003.**

10.13	Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.**

10.14
Form of Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q dated December 8, 2004.**

10.15
Employment Agreement dated as of January 17, 2005 among Limited Brands, Inc., The Limited Service Corporation and Martyn Redgrave incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2005.**

10.16	Limited Brands, Inc. Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.17
Form of Amended and Restated Aircraft Time Sharing Agreement between Limited Service Corporation and participating officers and directors incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.18	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.19
Employment Agreement dated as of November 24, 2006 among Limited Brands, Inc., Victoria’s Secret Direct, LLC, and Sharen Jester Turney incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.**

10.20	Employment Agreement effective as of April 9, 2007 among Limited Brands, Inc. and Stuart Burgdoerfer incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 11, 2007.**

10.21
Amendment to Employment Agreement dated as of March 28, 2008 among Limited Brands, Inc., and Sharen Jester Turney incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.**

10.22
Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 Restatement) incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated September 10, 2009.**

10.23	Employment Agreement dated as of July 5, 2011 among Bath & Body Works Brand Management, Inc. and Nicholas P. M. Coe filed hereto at Exhibit 10.23.

10.24
Employment Agreement dated as of December 31, 2007 among Limited Brands, Inc., Beauty Avenues, LLC, and Charles C. McGuigan, as amended by Amendment to Agreement dated December 1, 2008 and Form of Employment Agreement Amendment effective as of March 15, 2012 filed hereto at Exhibit 10.24 as a result of Mr. McGuigan becoming a named executive officer pursuant to item 402 of Regulation S-K.

10.25
The Limited Brands Inc. 2011 Stock Option and Performance Incentive Plan originally incorporated by reference to Appendix A to the Company's Proxy Statement dated April 11, 2011 and Amended and Restated dated July 21, 2011 filed hereto at Exhibit 10.25.

12.	Computation of Ratio of Earnings to Fixed Charges.

14.	Code of Ethics—incorporated by reference to the definitive Proxy Statement to be filed on or about April 12, 2012.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).
________________

**	Identifies management contracts or compensatory plans or arrangements.

(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 23, 2012

LIMITED BRANDS, INC. (registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President, Chief Financial Officer *

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 28, 2012:

Signature	Title

/s/ LESLIE H. WEXNER**	Chairman of the Board of Directors and
Leslie H. Wexner	Chief Executive Officer

/s/ DENNIS S. HERSCH**	Director
Dennis S. Hersch

/s/ JAMES L. HESKETT**	Director
James L. Heskett

/s/ DONNA A. JAMES**	Director
Donna A. James

/s/ DAVID T. KOLLAT**	Director
David T. Kollat

/s/ WILLIAM R. LOOMIS, JR.**	Director
William R. Loomis, Jr.

/s/ JEFFREY H. MIRO**	Director
Jeffrey H. Miro

/s/ ALLAN R. TESSLER**	Director
Allan R. Tessler

/s/ ABIGAIL S. WEXNER**	Director
Abigail S. Wexner

/s/ RAYMOND ZIMMERMAN**	Director
Raymond Zimmerman

**
The undersigned, by signing his name hereto, does hereby sign this report on behalf of each of the above-indicated directors of the registrant pursuant to powers of attorney executed by such directors.

By	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

LIMITED BRANDS, INC.
(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

10.23	Employment Agreement dated as of July 5, 2011 among Bath & Body Works Brand Management, Inc. and Nicholas P. M. Coe.

10.24
Employment Agreement dated as of December 31, 2007 among Limited Brands, Inc., Beauty Avenues, LLC, and Charles C. McGuigan, Amendment to Agreement dated December 1, 2008 and Form of Employment Agreement Amendment effective as of March 15, 2012.

10.25	Limited Brands Inc. 2011 Stock Option and Performance Incentive Plan Amended and Restated dated July 21, 2011.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document