Form 10-Q
period 2012-04-28
LIMITED BRANDS INC
filed 2012-06-01
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 25, 2012
291,118,738 Shares

LIMITED BRANDS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2012” and “first quarter of 2011” refer to the thirteen week periods ending April 28, 2012 and April 30, 2011, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2012	2011
Net Sales	$2,154	$2,217
Costs of Goods Sold, Buying and Occupancy	(1,252)	(1,375)
Gross Profit	902	842
General, Administrative and Store Operating Expenses	(609)	(625)
Operating Income	293	217
Interest Expense	(78)	(55)
Other Income (Loss)	(2)	87
Income Before Income Taxes	213	249
Provision for Income Taxes	88	84
Net Income	$125	$165
Net Income Per Basic Share	$0.43	$0.52
Net Income Per Diluted Share	$0.41	$0.50
Dividends Per Share	$0.25	$0.20

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2012	2011
Net Income	$125	$165
Other Comprehensive Income (Loss), Net of Tax
Reclassification of Cash Flow Hedges to Earnings	12	29
Foreign Currency Translation	(4)	(2)
Unrealized Loss on Cash Flow Hedges	(3)	(28)
Unrealized Gain on Available-for-sale Investment	—	89
Total Other Comprehensive Income (Loss), Net of Tax	5	88
Total Comprehensive Income	$130	$253

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	April 28, 2012	January 28, 2012	April 30, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,286	$935	$1,557
Accounts Receivable, Net	158	218	205
Inventories	1,100	997	1,075
Deferred Income Taxes	50	51	—
Other	222	167	327
Total Current Assets	2,816	2,368	3,164
Property and Equipment, Net	1,689	1,644	1,598
Goodwill	1,330	1,330	1,458
Trade Names and Other Intangible Assets, Net	495	495	601
Other Assets	286	271	194
Total Assets	$6,616	$6,108	$7,015
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$536	$540	$640
Accrued Expenses and Other	691	770	689
Current Portion of Long-term Debt	57	57	—
Income Taxes	6	159	60
Total Current Liabilities	1,290	1,526	1,389
Deferred Income Taxes	191	183	218
Long-term Debt	4,480	3,481	3,510
Other Long-term Liabilities	786	780	771
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 302, 296 and 333 shares issued; 292, 295 and 308 shares outstanding, respectively	151	148	166
Paid-in Capital	78	25	213
Accumulated Other Comprehensive Income	5	—	89
Retained Earnings	75	24	1,456
Less: Treasury Stock, at Average Cost; 10, 1 and 25 shares, respectively	(440)	(60)	(797)
Total Limited Brands, Inc. Shareholders’ Equity (Deficit)	(131)	137	1,127
Noncontrolling Interest	—	1	—
Total Equity (Deficit)	(131)	138	1,127
Total Liabilities and Equity (Deficit)	$6,616	$6,108	$7,015

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter
	2012	2011
Operating Activities:
Net Income	$125	$165
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	95	98
Amortization of Landlord Allowances	(9)	(8)
Deferred Income Taxes	7	13
Share-based Compensation Expense	16	12
Excess Tax Benefits from Share-based Compensation	(87)	(19)
Gain on Sale of Express Common Stock	—	(86)
Changes in Assets and Liabilities:
Accounts Receivable	47	32
Inventories	(102)	(39)
Accounts Payable, Accrued Expenses and Other	(168)	(45)
Income Taxes Payable	(66)	(128)
Other Assets and Liabilities	(41)	(13)
Net Cash Used for Operating Activities	(183)	(18)
Investing Activities:
Capital Expenditures	(136)	(77)
Proceeds from Sale of Express Common Stock	—	99
Other Investing Activities	12	—
Net Cash Provided by (Used for) Investing Activities	(124)	22
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	985	981
Repurchase of Common Stock	(376)	(556)
Dividends Paid	(73)	(64)
Excess Tax Benefits from Share-based Compensation	87	19
Proceeds from Exercise of Stock Options and Other	33	40
Net Cash Provided by Financing Activities	656	420
Effects of Exchange Rate Changes on Cash	2	3
Net Increase in Cash and Cash Equivalents	351	427
Cash and Cash Equivalents, Beginning of Period	935	1,130
Cash and Cash Equivalents, End of Period	$1,286	$1,557

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2012” and “first quarter of 2011” refer to the thirteen week periods ending April 28, 2012 and April 30, 2011, respectively.
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
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested 51% of its ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners. The Company is accounting for its continuing investment under the equity method of accounting. For additional information, see Note 8, “Equity Investments and Other.”
Express
In April 2011, the Company sold a portion of its remaining shares of common stock in Express in an Express secondary offering, which reduced the Company’s ownership in Express to 8%. A gain was recognized upon the disposition of the shares. In April 2011, the Company also formally renounced its rights to its Express Board of Directors’ seat. As a result, the Company changed its accounting for its investment in Express from the cost method to the available-for-sale method of accounting in the first quarter of 2011.

In July 2011, the Company contributed all of its remaining shares of common stock in Express to The Limited Brands Foundation. For additional information, see Note 8, “Equity Investments and Other.”
Interim Financial Statements
The Consolidated Financial Statements as of and for the quarter ended April 28, 2012 and April 30, 2011 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated

Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2011 Annual Report on Form 10-K.
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. Currently, the Company’s investment portfolio is comprised of U.S. and Canadian government obligations, U.S. Treasury and AAA-rated money market funds, bank time deposits and highly rated commercial paper.
The Company also monitors the relative credit standing of franchise, license and wholesale partners and other entities to which the Company grants credit terms in the normal course of business.
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

2. New Accounting Pronouncements
Fair Value
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company in the first quarter of 2012. The measurement provisions of this ASU did not impact the Company's consolidated results of operations, financial position or cash flows and all necessary disclosures in this Form 10-Q comply with this standard.
Goodwill
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If companies determine, based on qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. The Company adopted this guidance in the first quarter of 2012. The application of ASU 2011-08 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

3. Earnings Per Share and Shareholders’ Equity
Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2012 and 2011:

	First Quarter
	2012	2011
	(in millions)
Weighted-average Common Shares:
Issued Shares	299	330
Treasury Shares	(7)	(13)
Basic Shares	292	317
Effect of Dilutive Options and Restricted Stock	9	11
Diluted Shares	301	328
Anti-dilutive Options and Awards (a)	1	2
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Shareholders’ Equity
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the first quarter of 2012 and 2011:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2012	2011	2012	2011
	(in millions)	(in thousands)		(in millions)
February 2012 (a)	$500	4,594	NA	$217	NA	$47.13
November 2011	250	3,657	NA	164	NA	44.90
March 2011	500	NA	13,241	NA	$481	36.33
November 2010 (b)	200	NA	3,431	NA	109	31.65
Total		8,251	16,672	$381	$590
 _______________

(a)	The February 2012 repurchase program had $283 million remaining as of April 28, 2012.

(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

NA	Not applicable
For the February 2012 repurchase program, $9 million of share repurchases were reflected in Accounts Payable on the April 28, 2012 Consolidated Balance Sheet and were settled in May 2012.
Subsequent to April 28, 2012, the Company repurchased an additional 1.2 million shares of common stock for $59 million under the February 2012 repurchase program.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the first quarter of 2012 and 2011:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2012
First Quarter	$0.25	$—	$0.25	$73
2011
First Quarter	$0.20	$—	$0.20	$64

4. Restructuring Activities
During the fourth quarter of 2011, the Company initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. The Company recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million, including non-cash charges of $5 million, in the fourth quarter of 2011. The Company anticipates that the majority of costs incurred related to this restructuring program will be paid out in 2012. During the first quarter of 2012, the Company made cash payments of $2 million related to this restructuring program. The remaining balance of $17 million is included in Accrued Expenses and Other on the Consolidated Balance Sheet as of April 28, 2012.

5. Inventories
The following table provides details of inventories as of April 28, 2012, January 28, 2012 and April 30, 2011:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in millions)
Finished Goods Merchandise	$1,029	$926	$1,000
Raw Materials and Merchandise Components	71	71	75
Total Inventories	$1,100	$997	$1,075

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

6. Property and Equipment, Net
The following table provides details of property and equipment, net as of April 28, 2012, January 28, 2012 and April 30, 2011:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in millions)
Property and Equipment, at Cost	$4,470	$4,387	$4,225
Accumulated Depreciation and Amortization	(2,781)	(2,743)	(2,627)
Property and Equipment, Net	$1,689	$1,644	$1,598

Depreciation expense was $94 million and $97 million for the first quarter of 2012 and 2011, respectively.

7. Goodwill, Trade Names and Other Intangible Assets, Net
Goodwill
The following table provides the rollforward of goodwill for the first quarter 2012:

	Victoria’s Secret	Bath & Body Works	Other (a)	Total
	(in millions)
Balance as of January 28, 2012	$690	$628	$12	$1,330
Foreign Currency Translation	—	—	—	—
Balance as of April 28, 2012	$690	$628	$12	$1,330

(a)	Balance is presented net of a $189 million and $119 million La Senza impairment recognized in the fourth quarter of 2008 and the fourth quarter of 2011, respectively.

The following table provides the rollforward of goodwill for the first quarter 2011:

	Victoria’s Secret	Bath & Body Works	Other (a)	Total
	(in millions)
Balance as of January 29, 2011	$690	$628	$133	$1,451
Foreign Currency Translation	—	—	7	7
Balance as of April 30, 2011	$690	$628	$140	$1,458

(a)	Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.
Intangible Assets – Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These assets totaled $486 million as of April 28, 2012 and January 28, 2012 and $586 million as of April 30, 2011 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets.
Intangible Assets – Finite Lives
Intangible assets with finite lives represent certain trademarks and customer relationships. These assets totaled $9 million as of April 28, 2012 and January 28, 2012 and $15 million as of April 30, 2011 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. Amortization expense was $1 million for both the first quarter of 2012 and 2011. Estimated future annual amortization expense will be approximately $2 million for the remainder of 2012, $3 million in 2013 and $2 million in both 2014 and 2015.

8. Equity Investments and Other
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested 51% of its ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners for pre-tax cash proceeds of $124 million. The Company's remaining 49% ownership interest is accounted for under the equity method of accounting. The Company recorded a pre-tax gain on the divestiture of $111 million in the fourth quarter of 2011. In the first quarter of 2012, the Company received additional pre-tax cash proceeds of $11 million as settlement of a working capital adjustment. The proceeds are included in Other Investing Activities within the Investing Activities section of the 2012 Consolidated Statement of Cash Flows.
In conjunction with the transaction, the Company entered into transition services agreements whereby the Company is providing support in various operational areas including logistics, technology and finance. The terms of these transition services arrangements vary and range from two months to three years.
The Company's carrying value for this investment was $69 million as of April 28, 2012 and $72 million as of January 28, 2012 and is included in Other Assets on the April 28, 2012 and January 28, 2012 Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income (Loss) on the 2012 Consolidated Statements of Income.

Express
On April 12, 2011, the Company sold 5.5 million shares of its common stock in Express for $99 million. As a result, the Company’s ownership interest was reduced to 8% and the Company recognized a pre-tax gain of $86 million, which is included in Other Income on the 2011 Consolidated Statement of Income. On April 21, 2011, the Company formally renounced its rights to its Express Board of Directors’ seat. As a result, the Company commenced accounting for its investment in Express using the available-for-sale method of accounting in the first quarter of 2011.
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

The Company’s investment carrying value under the available-for-sale method of accounting was $156 million as of April 30, 2011 and is included in Other Current Assets on the April 30, 2011 Consolidated Balance Sheet. The unrealized gain recognized under the available-for-sale method of accounting of $140 million is included in Accumulated Other Comprehensive Income on the April 30, 2011 Consolidated Balance Sheet.
The Company maintains agreements with Express whereby the Company continues to provide logistics services and lease office space. The Company's third-party apparel sourcing business, which the Company divested in the fourth quarter of 2011, also continues to provide merchandise sourcing services to Express. The Company recognized merchandise sourcing revenue from Express of $84 million in the first quarter of 2011. The Company’s accounts receivable from Express for merchandise sourcing and other services provided totaled $62 million as of April 30, 2011.
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $71 million as of April 28, 2012 and $70 million as of January 28, 2012 and April 30, 2011 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
For the first quarter of 2012, the Company’s effective tax rate was 41.6% as compared to 33.6% in the first quarter of 2011. The first quarter 2012 rate was higher than the Company's combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries.
Income taxes paid were approximately $188 million and $215 million for the first quarter of 2012 and 2011, respectively.

10. Long-term Debt
The following table provides the Company’s long-term debt balance as of April 28, 2012, January 28, 2012 and April 30, 2011:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$—	$—
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	488	488	487
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,888	$1,888	$1,887
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$723	$724	$700
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	220	220	216
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	57	57	58
Total Senior Unsecured Debt	$1,649	$1,650	$1,623
Total	$4,537	$3,538	$3,510
Current Portion of Long-term Debt	(57)	(57)	—
Total Long-term Debt, Net of Current Portion	$4,480	$3,481	$3,510

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $24 million as of April 28, 2012, $25 million as of January 28, 2012 and $1 million as of April 30, 2011.

(b)
The principal balance outstanding was $213 million as of April 28, 2012, January 28, 2012 and April 30, 2011. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $7 million as of April 28, 2012 and January 28, 2012 and $3 million as of April 30, 2011.

(c)
The principal balance outstanding was $57 million as of April 28, 2012, January 28, 2012 and April 30, 2011. The April 30, 2011 balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million.

Issuance of Notes
In February 2012, the Company issued $1 billion of 5.625% notes due in February 2022 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (such subsidiaries, the "Guarantors"). The proceeds from the issuance were $985 million, which were net of transaction costs of $15 million. These transaction costs are being amortized through the maturity date of February 2022 and are included within Other Assets on the April 28, 2012 Consolidated Balance Sheet.
In March 2011, the Company issued $1 billion of 6.625% notes due in April 2021 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $981 million, which were net of transaction costs of $19 million. These transaction costs are being amortized through the maturity date of April 2021 and are included within Other Assets on the Consolidated Balance Sheets.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of April 28, 2012, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of April 28, 2012, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of April 28, 2012 that reduce its remaining availability under its amended credit agreements.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 11, “Derivative Instruments.”

11. Derivative Instruments
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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of April 28, 2012, January 28, 2012 and April 30, 2011:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in millions)
Other Long-term Liabilities	$63	$60	$85

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the first quarter 2012 and 2011:

		First Quarter
	Location	2012	2011
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(3)	$(28)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (Loss) (a)	Other Income (Loss)	12	28
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk
Interest Rate Designated Fair Value Hedges
The Company has the following interest rate swap arrangements related to certain outstanding debt:

	Notional Amount
	April 28, 2012	January 28, 2012	April 30, 2011
		(in millions)
2012 Notes	$—	$—	$57
2014 Notes	—	—	213
2017 Notes	175	175	325
Total	$175	$175	$595
The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed interest rate.
The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
In July 2011, the Company terminated interest rate designated fair value hedges related to the 2012 Notes with a notional amount of $57 million. In settlement of these hedges, the Company received $1 million. In August 2011, the Company terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, the Company received $9 million. In September 2011, the Company terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $150 million. In settlement of these hedges, the Company received $12 million. The carrying values of the respective Notes include the settlement amounts received upon termination of the hedges. The settlement amounts are amortized as a reduction to interest expense through the maturity date of the respective Notes.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of April 28, 2012, January 28, 2012 and April 30, 2011:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in millions)
Other Assets	$13	$14	$5

12. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of April 28, 2012, January 28, 2012 and April 30, 2011:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in millions)
Carrying Value	$4,537	$3,538	$3,510
Fair Value (a)	4,836	3,849	3,721

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosure. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The authoritative guidance included in ASC Topic 820, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of April 28, 2012, January 28, 2012 and April 30, 2011:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of April 28, 2012
Assets:
Cash and Cash Equivalents	$1,286	$—	$—	$1,286
Interest Rate Designated Fair Value Hedges	—	13	—	13
Liabilities:
Cross-currency Cash Flow Hedges	—	63	—	63
Lease Guarantees	—	—	4	4
As of January 28, 2012
Assets:
Cash and Cash Equivalents	$935	$—	$—	$935
Interest Rate Designated Fair Value Hedges	—	14	—	14
Liabilities:
Cross-currency Cash Flow Hedges	—	60	—	60
Lease Guarantees	—	—	4	4
As of April 30, 2011
Assets:
Cash and Cash Equivalents	$1,557	$—	$—	$1,557
Available-for-sale Investment	156	—	—	156
Interest Rate Designated Fair Value Hedges	—	5	—	5
Liabilities:
Cross-currency Cash Flow Hedges	—	85	—	85
Lease Guarantees	—	—	6	6

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
The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the first quarter 2012 and 2011:

	First Quarter
	2012	2011
	(in millions)
Beginning Balance	$4	$6
Change in Estimated Fair Value Reported in Earnings	—	—
Ending Balance	$4	$6

The Company’s lease guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of certain businesses. The fair value of these lease guarantees is impacted by economic conditions, probability of rent obligation payments, period of obligation as well as the discount rate utilized. For additional information, see Note 14, “Commitments and Contingencies.”

13. Comprehensive Income
The following table provides the rollforward of additional detail regarding the composition of accumulated other comprehensive income for the first quarter 2012:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2012	$(8)	$8	$—
Current-period Other Comprehensive Income	(4)	9	5
Balance as of April 28, 2012	$(12)	$17	$5
The following table provides the rollforward of additional detail regarding the composition of accumulated other comprehensive income for the first quarter 2011:

	Foreign Currency Translation	Cash Flow Hedges	Available-for-sale Investment	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 29, 2011	$(7)	$8	$—	$1
Current-period Other Comprehensive Income	(2)	1	89	88
Balance as of April 30, 2011	$(9)	$9	$89	$89

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

In July 2009, a complaint was filed against the Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees, and injunctive relief. A jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011. The Company is unable to estimate the range of possible losses related to future infringement through the patents' expiration in 2015. The Company intends to ask the trial judge to reverse or amend the jury's award. The Company also intends to appeal any adverse judgment and to vigorously defend against this action.

In April 2011, the Company made a pledge of $50 million to The Limited Brands Foundation in order to fund the Company's charitable activities on a multi-year basis. This commitment is included in Accrued Expenses and Other on the April 30, 2011 Consolidated Balance Sheet and the related expense is included in General, Administrative and Store Operating Expenses on the 2011 Consolidated Statement of Income.
Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $71 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with generally accepted accounting principles (“GAAP”) in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $45 million as of April 28, 2012, $49 million as of January 28, 2012 and $62 million as of April 30, 2011. The estimated fair value of these guarantee obligations was

$4 million as of April 28, 2012 and January 28, 2012 and $6 million as of April 30, 2011, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of April 28, 2012, January 28, 2012 and April 30, 2011.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $14 million for the first quarter of 2012 and 2011.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for the first quarter of 2012 and 2011.

16. Segment Information
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
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	International retail, franchise, license and wholesale operations, which include the company-owned La Senza, Bath & Body Works and Victoria’s Secret stores in Canada;

•	Henri Bendel, a chain of specialty stores which feature accessories and personal care products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the first quarter 2012 and 2011. As discussed above, certain reclassifications have been made to amounts for prior periods to conform to the current year's presentation.

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2012
First Quarter:
Net Sales	$1,470	$505	$179	$2,154
Operating Income (Loss)	278	60	(45)	293
2011
First Quarter:
Net Sales	$1,356	$480	$381	$2,217
Operating Income (Loss)	245	54	(82)	217

In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business, which was included in Other in the table above. For additional information, see Note 8 "Equity Investments and Other."

The Company’s international sales, consisting of La Senza, Victoria's Secret Canada and Bath & Body Works Canada retail sales; non-U.S. franchise, license and wholesale operations; and direct sales shipped internationally, totaled $196 million and $190 million for the first quarter of 2012 and 2011, respectively.

17. Subsequent Events
Subsequent to April 28, 2012, the Company repurchased an additional 1.2 million shares of common stock for $59 million under the February 2012 repurchase program.

18. Supplemental Guarantor Financial Information
The Company’s 2019 Notes, 2020 Notes, 2021 Notes and 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s 100% owned subsidiaries. The Company is a holding company and its most significant assets are the stock of its subsidiaries. The Guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of April 28, 2012, January 28, 2012 and April 30, 2011; and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended April 28, 2012 and April 30, 2011.

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	April 28, 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$736	$550	$—	$1,286
Accounts Receivable, Net	1	95	62	—	158
Inventories	—	911	189	—	1,100
Deferred Income Taxes	—	33	17	—	50
Other	—	137	85	—	222
Total Current Assets	1	1,912	903	—	2,816
Property and Equipment, Net	—	917	772	—	1,689
Goodwill	—	1,318	12	—	1,330
Trade Names and Other Intangible Assets, Net	—	410	85	—	495
Net Investments in and Advances to/from Consolidated Affiliates	4,278	13,641	544	(18,463)	—
Other Assets	211	43	680	(648)	286
Total Assets	$4,490	$18,241	$2,996	$(19,111)	$6,616
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$9	$307	$220	$—	$536
Accrued Expenses and Other	80	343	268	—	691
Current Portion of Long-term Debt	57	—	—	—	57
Income Taxes	—	—	6	—	6
Total Current Liabilities	146	650	494	—	1,290
Deferred Income Taxes	(6)	16	181	—	191
Long-term Debt	4,480	597	36	(633)	4,480
Other Long-term Liabilities	6	582	212	(14)	786
Total Equity (Deficit)	(136)	16,396	2,073	(18,464)	(131)
Total Liabilities and Equity (Deficit)	$4,490	$18,241	$2,996	$(19,111)	$6,616

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	January 28, 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$371	$564	$—	$935
Accounts Receivable, Net	—	142	76	—	218
Inventories		822	175	—	997
Deferred Income Taxes	—	33	18	—	51
Other	—	109	58	—	167
Total Current Assets	—	1,477	891	—	2,368
Property and Equipment, Net	—	911	733	—	1,644
Goodwill	—	1,318	12	—	1,330
Trade Names and Other Intangible Assets, Net	—	410	85	—	495
Net Investments in and Advances to/from Consolidated Affiliates	3,531	13,928	518	(17,977)	—
Other Assets	199	43	677	(648)	271
Total Assets	$3,730	$18,087	$2,916	$(18,625)	$6,108
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$4	$312	$224	$—	$540
Accrued Expenses and Other	51	412	307	—	770
Current Portion of Long-term Debt	57	—	—	—	57
Income Taxes	1	150	8	—	159
Total Current Liabilities	113	874	539	—	1,526
Deferred Income Taxes	(6)	10	179	—	183
Long-term Debt	3,481	597	36	(633)	3,481
Other Long-term Liabilities	6	582	207	(15)	780
Total Equity	136	16,024	1,955	(17,977)	138
Total Liabilities and Equity	$3,730	$18,087	$2,916	$(18,625)	$6,108

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	April 30, 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,126	$431	$—	$1,557
Accounts Receivable, Net	5	165	35	—	205
Inventories	—	867	208	—	1,075
Deferred Income Taxes	—	—	—	—	—
Other	—	123	205	(1)	327
Total Current Assets	5	2,281	879	(1)	3,164
Property and Equipment, Net	—	916	682	—	1,598
Goodwill	—	1,318	140	—	1,458
Trade Names and Other Intangible Assets, Net	—	411	190	—	601
Net Investments in and Advances to/from Consolidated Affiliates	4,548	17,639	5,005	(27,192)	—
Other Assets	193	45	603	(647)	194
Total Assets	$4,746	$22,610	$7,499	$(27,840)	$7,015
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$35	$336	$269	$—	$640
Accrued Expenses and Other	70	345	274	—	689
Income Taxes	(1)	41	20	—	60
Total Current Liabilities	104	722	563	—	1,389
Deferred Income Taxes	(6)	35	189	—	218
Long-term Debt	3,510	597	35	(632)	3,510
Other Long-term Liabilities	11	565	209	(14)	771
Total Equity	1,127	20,691	6,503	(27,194)	1,127
Total Liabilities and Equity	$4,746	$22,610	$7,499	$(27,840)	$7,015

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	First Quarter 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$1,994	$629	$(469)	$2,154
Costs of Goods Sold, Buying and Occupancy	—	(1,169)	(526)	443	(1,252)
Gross Profit	—	825	103	(26)	902
General, Administrative and Store Operating Expenses	(2)	(544)	(87)	24	(609)
Operating Income (Loss)	(2)	281	16	(2)	293
Interest Expense	(78)	(7)	(2)	9	(78)
Other Income (Expense)	1	2	(2)	(3)	(2)
Income (Loss) Before Income Taxes	(79)	276	12	4	213
Provision (Benefit) for Income Taxes	—	66	22	—	88
Equity in Earnings, Net of Tax	204	(70)	91	(225)	—
Net Income (Loss)	$125	$140	$81	$(221)	$125

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income	$125	$140	$81	$(221)	$125
Other Comprehensive Income (Loss), Net of Tax
Reclassification of Cash Flow Hedges to Earnings	1	—	11	—	12
Foreign Currency Translation	—	—	(4)	—	(4)
Unrealized Loss on Cash Flow Hedges	—	—	(3)	—	(3)
Unrealized Gain on Available-for-sale Investment	—	—	—	—	—
Total Other Comprehensive Income (Loss), Net of Tax	1	—	4	—	5
Total Comprehensive Income	$126	$140	$85	$(221)	$130

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	First Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$2,061	$725	$(569)	$2,217
Costs of Goods Sold, Buying and Occupancy	—	(1,285)	(626)	536	(1,375)
Gross Profit	—	776	99	(33)	842
General, Administrative and Store Operating Expenses	(2)	(578)	(76)	31	(625)
Operating Income (Loss)	(2)	198	23	(2)	217
Interest Expense	(54)	(9)	(3)	11	(55)
Other Income (Expense)	—	4	85	(2)	87
Income (Loss) Before Income Taxes	(56)	193	105	7	249
Provision (Benefit) for Income Taxes	—	39	45	—	84
Equity in Earnings, Net of Tax	221	314	306	(841)	—
Net Income (Loss)	$165	$468	$366	$(834)	$165

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income	$165	$468	$366	$(834)	$165
Other Comprehensive Income (Loss), Net of Tax
Reclassification of Cash Flow Hedges to Earnings	1	—	28	—	29
Foreign Currency Translation	—	—	(2)	—	(2)
Unrealized Loss on Cash Flow Hedges	—	—	(28)	—	(28)
Unrealized Gain on Available-for-sale Investment	—	—	89	—	89
Total Other Comprehensive Income (Loss), Net of Tax	1	—	87	—	88
Total Comprehensive Income	$166	$468	$453	$(834)	$253

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(116)	$(84)	$17	$—	$(183)
Investing Activities:
Capital Expenditures	—	(66)	(70)	—	(136)
Proceeds from Sale of Express Common Stock	—	—	—	—	—
Other Investing Activities	—	8	4	—	12
Net Cash Provided by (Used for) Investing Activities	—	(58)	(66)	—	(124)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	985	—	—	—	985
Financing Costs	—	—	—	—	—
Repurchase of Common Stock	(376)	—	—	—	(376)
Dividends Paid	(73)	—	—	—	(73)
Excess Tax Benefits from Share-based Compensation	—	70	17	—	87
Net Financing Activities and Advances to/from Consolidated Affiliates	(453)	437	16	—	—
Proceeds from Exercise of Stock Options and Other	33	—	—	—	33
Net Cash Provided by (Used for) Financing Activities	116	507	33	—	656
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Decrease in Cash and Cash Equivalents	—	365	(14)	—	351
Cash and Cash Equivalents, Beginning of Period	—	371	564	—	935
Cash and Cash Equivalents, End of Period	$—	$736	$550	$—	$1,286

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$1	$29	$(48)	$—	$(18)
Investing Activities:
Capital Expenditures	—	(40)	(37)	—	(77)
Proceeds from Sale of Express Common Stock	—	—	99	—	99
Net Cash Provided by (Used for) Investing Activities	—	(40)	62	—	22
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	981	—	—	—	981
Repurchase of Common Stock	(556)	—	—	—	(556)
Dividends Paid	(64)	—	—	—	(64)
Excess Tax Benefits from Share-based Compensation	—	15	4	—	19
Net Financing Activities and Advances to/from Consolidated Affiliates	(402)	421	(19)	—	—
Proceeds from Exercise of Stock Options and Other	40	—	—	—	40
Net Cash Provided by (Used for) Financing Activities	(1)	436	(15)	—	420
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3	—	3
Net Increase (Decrease) in Cash and Cash Equivalents	—	425	2	—	427
Cash and Cash Equivalents, Beginning of Period	—	701	429	—	1,130
Cash and Cash Equivalents, End of Period	$—	$1,126	$431	$—	$1,557

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Limited Brands, Inc.:
We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of April 28, 2012 and April 30, 2011, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen week periods ended April 28, 2012 and April 30, 2011. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Limited Brands, Inc. and subsidiaries as of January 28, 2012, and the related consolidated statements of income, comprehensive income, total equity, and cash flows for the year then ended (not presented herein), and in our report dated March 23, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of January 28, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Columbus, Ohio
June 1, 2012

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
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The following information should be read in conjunction with our financial statements and the related notes included in Item 1. Financial Statements.
Executive Overview
We had strong performance in the first quarter of 2012. Our operating income increased $76 million to $293 million and our operating income rate improved to 13.6% from 9.8%. Our 2011 operating income included a $50 million expense associated with a pledge to our charitable foundation to fund our charitable activities on a multi-year basis. Comparable store sales increased 7%, and net sales were $2.154 billion compared to $2.217 billion last year. First quarter 2011 sales included $214 million attributable to the third-party apparel sourcing business which was sold in November 2011. At Victoria's Secret, sales increased 8% and operating income increased 13%. At Bath & Body Works, sales increased 5% and operating income increased 11%. For additional information related to our first quarter 2012 financial performance, see “Results of Operations.”

The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance in terms of the financial management of our business. We will continue to manage our business carefully and we will focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments, marketing and store and online experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this uncertain environment. We believe that our brands, which lead their categories and offer high emotional content at accessible prices, are well positioned.

Store Data
The following table compares the first quarter of 2012 store data to the first quarter of 2011:

	2012	2011	% Change
Sales per Average Selling Square Foot
Victoria’s Secret Stores (a)	$181	$163	11%
Bath & Body Works (a)	125	118	6%
La Senza (b)	86	83	4%
Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$1,073	$963	11%
Bath & Body Works (a)	298	279	7%
La Senza (b)	286	275	4%
Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	5,950	5,907	1%
Bath & Body Works (a)	2,374	2,372	—%
La Senza	3,318	3,319	—%
Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,009	6,031	—%
Bath & Body Works (a)	3,758	3,802	(1)%
La Senza (c)	660	830	(20)%
________________

(a)	Metric relates to company-owned stores in the U.S.

(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

(c)
During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet. Under this program, we closed 38 underperforming stores. Of these stores, 12 were closed as of January 28, 2012. The remainder were closed during the first quarter of 2012. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table compares first quarter of 2012 store data to the first quarter of 2011:

Number of Stores (a)	2012	2011
Victoria’s Secret U.S.
Beginning of Period	1,017	1,028
Opened	—	1
Closed	(7)	(8)
End of Period	1,010	1,021
Bath & Body Works U.S.
Beginning of Period	1,587	1,606
Opened	2	—
Closed	(6)	(3)
End of Period	1,583	1,603
La Senza
Beginning of Period	230	252
Opened	—	—
Closed (b)	(31)	(2)
End of Period	199	250
Bath & Body Works Canada
Beginning of Period	69	59
Opened	—	—
Closed	(1)	—
End of Period	68	59
Victoria’s Secret Canada
Beginning of Period	19	12
Opened	1	—
Closed	—	—
End of Period	20	12
Henri Bendel
Beginning of Period	19	11
Opened	—	—
Closed	—	—
End of Period	19	11
Total
Beginning of Period	2,941	2,968
Opened	3	1
Closed	(45)	(13)
End of Period	2,899	2,956
 ________________

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

(b)
During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet. Under this program, we closed 38 underperforming stores. Of these stores, 12 were closed as of January 28, 2012. The remainder were closed during the first quarter of 2012. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Segment Reporting Change
In the fourth quarter of 2011, we ceased aggregating La Senza with Victoria's Secret. While this reporting change did not impact our consolidated results, segment data for previous years has been recast to be consistent with the current year presentation throughout.

Results of Operations
First Quarter of 2012 Compared to First Quarter of 2011
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the first quarter of 2012 in comparison to the first quarter of 2011:

			Operating Income Rate
	2012	2011	2012	2011
First Quarter	(in millions)
Victoria’s Secret	$278	$245	18.9%	18.1%
Bath & Body Works	60	54	11.9%	11.3%
Other (a) (b)	(45)	(82)	(25.0)%	(21.5)%
Total Operating Income	$293	$217	13.6%	9.8%

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are included in the first quarter of 2011 but not the first quarter of 2012. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

(b)	2011 includes a $50 million expense associated with a pledge to our charitable foundation to fund our charitable activities on a multi-year basis.
For the first quarter of 2012, operating income increased $76 million to $293 million and the operating income rate increased to 13.6% from 9.8%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2012 in comparison to the first quarter of 2011:

	2012	2011	% Change
First Quarter	(in millions)
Victoria’s Secret Stores	$1,088	$987	10%
Victoria’s Secret Direct	382	369	4%
Total Victoria’s Secret	1,470	1,356	8%
Bath & Body Works	505	480	5%
Other (a)	179	381	(53)%
Total Net Sales	$2,154	$2,217	(3)%

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. First quarter 2011 sales included $214 million attributable to the third-party apparel sourcing business. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table provides a reconciliation of net sales for the first quarter of 2012 to the first quarter of 2011:

	Victoria’s Secret	Bath & Body Works	Other	Total
First Quarter	(in millions)
2011 Net Sales	$1,356	$480	$381	$2,217
Comparable Store Sales	87	24	(2)	109
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	14	—	9	23
Foreign Currency Translation	—	—	(2)	(2)
Direct Channels	13	1	—	14
Mast Global and Other	—	—	7	7
Divestiture of Third-party Apparel Sourcing Business	—	—	(214)	(214)
2012 Net Sales	$1,470	$505	$179	$2,154

The following table compares the first quarter of 2012 comparable store sales to the first quarter of 2011:

First Quarter	2012	2011
Victoria’s Secret Stores	9%	19%
Bath & Body Works	6%	11%
Total Comparable Store Sales (a)	7%	15%

(a)	Includes La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For the first quarter of 2012, our net sales decreased $63 million to $2.154 billion and comparable store sales increased 7%. First quarter 2011 sales included $214 million attributable to the third-party apparel sourcing business which was sold in November 2011. The change in our net sales was driven by the following:

Victoria's Secret

For the first quarter of 2012, net sales increased $114 million to $1.470 billion and comparable store sales increased 9%. The increase in net sales was primarily driven by the following:

•
At Victoria's Secret Stores, net sales increased across most categories including core lingerie, Pink and beauty, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution; and

•	At Victoria's Secret Direct, net sales increased 4% related to increases in Pink, swimwear and knit clothing.

The increase in comparable store sales was primarily driven by an increase in higher average dollar sales at Victoria's Secret Stores.
Bath & Body Works
For the first quarter of 2012, net sales increased $25 million to $505 million and comparable store sales increased 6%. From a merchandise category perspective, net sales were driven by growth in the home fragrance, Signature Collection, and antibacterial categories which all incorporated newness and innovation. The increase in comparable store sales was driven by an increase in average dollar sales.
Other
For the first quarter of 2012, net sales decreased $202 million to $179 million primarily related to the divestiture of the third-party sourcing business in the fourth quarter of 2011 and a decrease in sales at La Senza due to store closures. This decrease was partially offset by growth in Victoria's Secret and Bath & Body Works sales in Canada.

Gross Profit
For the first quarter of 2012, our gross profit increased $60 million to $902 million and our gross profit rate (expressed as a percentage of net sales) increased to 41.9% from 38.0%, primarily driven by the following:
Victoria's Secret

For the first quarter of 2012, the gross profit increase was primarily driven by the following:

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
The gross profit rate was roughly flat driven primarily by a decrease in the merchandise margin rate due to increased product costs and gift with purchase programs offset by a decrease in buying and occupancy expense rate due to leverage associated with higher sales.

Bath & Body Works

For the first quarter of 2012, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales and store related activity. The gross profit rate decreased driven primarily by a decrease in the merchandise margin rate due to increased costs and promotional activities, partially offset by a decrease in buying and occupancy expense rate due to leverage associated with higher sales.
Other

For the first quarter of 2012, the gross profit increase was primarily driven by higher merchandise margin dollars at Mast Global related to net sales increases to our internal brands and higher merchandise margin dollars related to net sales increases in our Canadian Victoria's Secret and Bath & Body Works stores. The increase was partially offset by a decrease in gross profit related to the divestiture of the third-party apparel sourcing business. The gross profit rate increased significantly primarily driven by the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011 which removed lower margin sales.

General, Administrative and Store Operating Expenses

For the first quarter of 2012, our general, administrative and store operating expenses decreased $16 million to $609 million primarily due to the $50 million expense associated with a pledge to our charitable foundation in the first quarter of 2011. This decrease was partially offset by:

•	An increase in store selling expenses related to higher sales and other investments to improve the customer experience, including investments in training and technology;

•	An increase in expenses resulting from increased international expansion; and

•	An increase in severance expense.

The general, administrative and store operating expense rate increased slightly to 28.3% from 28.2% primarily due to the factors mentioned above.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2012 and 2011:

First Quarter	2012	2011
Average daily borrowings (in millions)	$4,454	$2,954
Average borrowing rate (in percentages)	6.63%	6.98%

For the first quarter of 2012, our interest expense increased $23 million to $78 million primarily driven by an increase in average borrowings related to the February 2012 $1 billion note issuance, partially offset by a decrease in the average borrowing rate.
Other Income
For the first quarter of 2012, our other income decreased $89 million to a $2 million loss primarily driven by an $86 million gain related to the sale of a portion of our shares of Express, Inc. common stock in the first quarter of 2011.

Provision for Income Taxes

For the first quarter of 2012, our effective tax rate was 41.6% as compared to 33.6% in the first quarter of 2011. The first quarter 2012 rate was higher than our combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries. The first quarter of 2011 was lower than our combined estimated federal and state rate primarily due to favorable resolution of certain tax matters.

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
Our total cash and cash equivalents held by foreign subsidiaries were $530 million as of April 28, 2012. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional U.S. income taxes and foreign withholding taxes.

The following table provides our long-term debt balance as of April 28, 2012, January 28, 2012 and April 30, 2011:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$—	$—
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	488	488	487
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,888	$1,888	$1,887
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$723	$724	$700
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	220	220	216
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	57	57	58
Total Senior Unsecured Debt	$1,649	$1,650	$1,623
Total	$4,537	$3,538	$3,510
Current Portion of Long-term Debt	(57)	(57)	—
Total Long-term Debt	$4,480	$3,481	$3,510

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $24 million as of April 28, 2012, $25 million as of January 28, 2012 and $1 million as of April 30, 2011.

(b)
The principal balance outstanding was $213 million as of April 28, 2012, January 28, 2012 and April 30, 2011. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $7 million as of April 28, 2012 and January 28, 2012 and $3 million as of April 30, 2011.

(c)
The principal balance outstanding was $57 million as of April 28, 2012, January 28, 2012 and April 30, 2011. The April 30, 2011 balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million.

Issuance of Notes
In February 2012, we issued $1 billion of 5.625% notes due in February 2022 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $985 million, which were net of transaction costs of $15 million.
In March 2011, we issued $1 billion of 6.625% notes due in April 2021 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $981 million, which were net of transaction costs of $19 million.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments outside of the Guarantors and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of April 28, 2012, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of April 28, 2012, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of April 28, 2012 that reduces our remaining availability under our credit agreements.
Fair Value Interest Rate Swap Arrangements
We have the following interest rate swap arrangements related to certain outstanding debt:

	Notional Amount
	April 28, 2012	January 28, 2012	April 30, 2011
		(in millions)
2012 Notes	$—	$—	$57
2014 Notes	—	—	213
2017 Notes	175	175	325
Total	$175	$175	$595
The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed interest rate.
The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
In July 2011, we terminated interest rate designated fair value hedges related to the 2012 Notes with a notional amount of $57 million. In settlement of these hedges, we received $1 million. In August 2011, we terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, we received $9 million. In September 2011, we terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $150 million. In settlement of these hedges, we received $12 million. The carrying values of the respective Notes include the settlement amounts received upon termination of the hedges. The settlement amounts are amortized as a reduction to interest expense through the maturity date of the respective Notes.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of April 28, 2012, January 28, 2012 and April 30, 2011:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in millions)
Cash Provided by (Used for) Operating Activities (a)	$(183)	$1,266	$(18)
Capital Expenditures (a)	136	426	77
Working Capital	1,526	842	1,775
Capitalization:
Long-term Debt	4,480	3,481	3,510
Shareholders’ Equity (Deficit)	(131)	137	1,127
Total Capitalization	4,349	3,618	4,637
Remaining Amounts Available Under Credit Agreements (b)	991	987	773

(a)	The January 28, 2012 amounts represent a twelve-month period and the April 28, 2012 and April 30, 2011 amounts represent three-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $9 million as of April 28, 2012, $13 million as of January 28, 2012 and $27 million as of April 30, 2011.

Credit Ratings
The following table provides our credit ratings as of April 28, 2012:

	Moody’s	S&P	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB-	BB
Outlook	Stable	Stable	Stable

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

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the first quarter of 2012 and 2011:

	Amount Authorized	Shares Repurchased		Amount Repurchased
Repurchase Program		2012	2011	2012	2011
	(in millions)	(in thousands)		(in millions)
February 2012 (a)	$500	4,594	NA	$217	NA
November 2011	250	3,657	NA	164	NA
March 2011	500	NA	13,241	NA	$481
November 2010 (b)	200	NA	3,431	NA	109
Total		8,251	16,672	$381	$590
 _______________

(a)	The February 2012 repurchase program had $283 million remaining as of April 28, 2012.

(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

NA	Not applicable

For the February 2012 repurchase program, $9 million of share repurchases were reflected in Accounts Payable on the April 28, 2012 Consolidated Balance Sheet and were settled in May 2012.
Subsequent to April 28, 2012, we repurchased an additional 1.2 million shares of common stock for $59 million under the February 2012 repurchase program.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the first quarter of 2012 and 2011:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2012
First Quarter	$0.25	$—	$0.25	$73
2011
First Quarter	$0.20	$—	$0.20	$64
Our Board of Directors will determine future dividends after giving consideration to the Company's levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time.
Cash Flow
The following table provides a summary of our cash flow activity for the first quarter of 2012 and 2011:

	First Quarter
	2012	2011
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$935	$1,130
Net Cash Flows Used for Operating Activities	(183)	(18)
Net Cash Flows Provided by (Used for) Investing Activities	(124)	22
Net Cash Flows Provided by Financing Activities	656	420
Effect of Exchange Rate Changes on Cash	2	3
Net Increase in Cash and Cash Equivalents	351	427
Cash and Cash Equivalents, End of Period	$1,286	$1,557
Operating Activities
Net cash used for operating activities in 2012 was $183 million, including net income of $125 million. Net income included depreciation and amortization of $95 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal changes in Accounts Payable, Accrued Expenses and Other, Inventories and Income Taxes Payable.
Net cash used for operating activities in 2011 was $18 million, including net income of $165 million. Net income included $98 million of depreciation and amortization and an $86 million pre-tax gain on the sale of Express common stock. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal changes in Income Taxes Payable, Accounts Payable, Accrued Expenses and Other and Inventories.
Investing Activities
Net cash used for investing activities in 2012 was $124 million consisting primarily of capital expenditures of $136 million. The capital expenditures included $87 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
Financing Activities
Net cash provided by financing activities in 2012 was $656 million consisting primarily of proceeds from the issuance of long-term debt of $985 million (net of issuance costs), excess tax benefits from share-based compensation and proceeds from the exercise of stock options, partially offset by repurchases of common stock of $376 million and quarterly dividend payments of $0.25 per share, or $73 million.
Net cash provided by financing activities in 2011 was $420 million consisting primarily of a note issuance of $981 million (net of issuance costs) and proceeds from the exercise of stock options, partially offset by share repurchases of $556 million and quarterly dividend payments of $0.20 per share, or $64 million.
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $71 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods, and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $45 million as of April 28, 2012, $49 million as of January 28, 2012 and $62 million as of April 30, 2011. The estimated fair value of these guarantee obligations was $4 million as of April 28, 2012 and January 28, 2012 and $6 million as of April 30, 2011, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of April 28, 2012, January 28, 2012 and April 30, 2011.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 28, 2012, other than the issuance of the 2022 Notes. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Fair Value
In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820) - Fair Value Measurement, to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. ASU 2011-04 was effective for the Company in the first quarter of 2012. The measurement provisions of this ASU did not impact our consolidated results of operations, financial position or cash flows and all necessary disclosures in this Form 10-Q comply with this standard.
Goodwill
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which gives companies testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step one of the goodwill impairment test. If companies determine, based on qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. We adopted this guidance in the first quarter of 2012. The application of ASU 2011-08 did not have an impact on our consolidated results of operations, financial position or cash flows.

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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2011 Annual Report on Form 10-K.

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
All of our long-term debt as of April 28, 2012 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in the three-month London Interbank Offered Rate ("LIBOR").
As of April 28, 2012, our designated fair value hedges have a notional amount of $175 million related to a portion of our 2017 Notes.

For the balance of our long-term debt that is not subject to the interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of April 28, 2012, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of April 28, 2012, January 28, 2012 and April 30, 2011:

	April 28, 2012	January 28, 2012	April 30, 2011
	(in millions)
Long-term Debt: (a)
Carrying Value	$4,537	$3,538	$3,510
Fair Value, Estimated (b)	4,836	3,849	3,721
Cross-currency Swap Arrangements (c)	63	60	85
Fixed-to-Floating Interest Rate Swap Arrangements (c)	(13)	(14)	(5)
Available-for-sale Investment (b) (d)	—	—	156

(a)	The increase in long-term debt is related to the issuance of the February 2022 Notes.

(b)	The estimated fair value is based on quoted market prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an (asset) liability position.

(d)	Represents the market value of our remaining common stock shares of Express.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2009, a complaint was filed against our Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees, and injunctive relief. A jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011. We are unable to estimate the range of possible losses related to future infringement through the patents' expiration in 2015. We intend to ask the trial judge to reverse or amend the jury's award. We also intend to appeal any adverse judgment and to vigorously defend against this action.

Item 1A.	RISK FACTORS
The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2011 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2011 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides our repurchases of our common stock during the first quarter of 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2012	4,055	$45.02	4,049	$481,995
March 2012	4,639	47.20	2,999	341,744
April 2012	1,232	48.46	1,203	283,434
Total	9,926	46.47	8,251	283,434

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.    OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS

Exhibits

4.1	Sixth Supplemental Indenture dated as of February 7, 2012 among Limited Brands, Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *

Date: June 1, 2012

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.