Form 10-Q
period 2012-07-28
LIMITED BRANDS INC
filed 2012-08-31
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 28, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 24, 2012
287,414,106 Shares

LIMITED BRANDS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2012” and “second quarter of 2011” refer to the thirteen week periods ending July 28, 2012 and July 30, 2011, respectively. "Year-to-date 2012" and "year-to-date 2011" refer to the twenty-six week periods ending July 28, 2012 and July 30, 2011, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net Sales	$2,399	$2,458	$4,553	$4,675
Costs of Goods Sold, Buying and Occupancy	(1,457)	(1,556)	(2,709)	(2,931)
Gross Profit	942	902	1,844	1,744
General, Administrative and Store Operating Expenses	(637)	(708)	(1,246)	(1,334)
Operating Income	305	194	598	410
Interest Expense	(79)	(64)	(157)	(119)
Other Income	3	146	1	234
Income Before Income Taxes	229	276	442	525
Provision for Income Taxes	86	45	174	129
Net Income	$143	$231	$268	$396
Net Income Per Basic Share	$0.50	$0.76	$0.92	$1.27
Net Income Per Diluted Share	$0.49	$0.73	$0.90	$1.23
Dividends Per Share	$0.25	$1.20	$0.50	$1.40

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
Net Income	$143	$231	$268	$396
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	(11)	(5)	1	24
Foreign Currency Translation	5	1	1	(1)
Unrealized Gain (Loss) on Cash Flow Hedges	10	2	7	(26)
Total Other Comprehensive Income (Loss), Net of Tax	4	(2)	9	(3)
Total Comprehensive Income	$147	$229	$277	$393

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	July 28, 2012	January 28, 2012	July 30, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,193	$935	$1,035
Accounts Receivable, Net	175	218	241
Inventories	1,057	997	1,104
Deferred Income Taxes	51	51	30
Other	240	167	242
Total Current Assets	2,716	2,368	2,652
Property and Equipment, Net	1,775	1,644	1,583
Goodwill	1,330	1,330	1,457
Trade Names and Other Intangible Assets, Net	494	495	598
Other Assets	274	271	210
Total Assets	$6,589	$6,108	$6,500
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$624	$540	$646
Accrued Expenses and Other	712	770	696
Current Portion of Long-term Debt	57	57	—
Income Taxes	7	159	5
Total Current Liabilities	1,400	1,526	1,347
Deferred Income Taxes	188	183	224
Long-term Debt	4,480	3,481	3,524
Other Long-term Liabilities	766	780	780
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 303, 296 and 334 shares issued; 288, 295 and 301 shares outstanding, respectively	151	148	167
Paid-in Capital	112	25	252
Accumulated Other Comprehensive Income (Loss)	9	—	(2)
Retained Earnings	146	24	1,320
Less: Treasury Stock, at Average Cost; 15, 1 and 33 shares, respectively	(663)	(60)	(1,112)
Total Limited Brands, Inc. Shareholders’ Equity (Deficit)	(245)	137	625
Noncontrolling Interest	—	1	—
Total Equity (Deficit)	(245)	138	625
Total Liabilities and Equity (Deficit)	$6,589	$6,108	$6,500

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2012	2011
Operating Activities:
Net Income	$268	$396
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	191	196
Amortization of Landlord Allowances	(17)	(16)
Deferred Income Taxes	3	23
Share-based Compensation Expense	33	24
Excess Tax Benefits from Share-based Compensation	(100)	(34)
Gain on Sale of Express Common Stock	—	(86)
Contribution of Express Common Stock to The Limited Brands Foundation	—	163
Gain on Contribution of Express Common Stock to The Limited Brands Foundation	—	(147)
Changes in Assets and Liabilities:
Accounts Receivable	32	(7)
Inventories	(60)	(69)
Accounts Payable, Accrued Expenses and Other	(53)	(12)
Income Taxes Payable	(112)	(155)
Other Assets and Liabilities	20	(53)
Net Cash Provided by Operating Activities	205	223
Investing Activities:
Capital Expenditures	(329)	(162)
Proceeds from Sale of Express Common Stock	—	99
Other Investing Activities	11	—
Net Cash Used for Investing Activities	(318)	(63)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	985	981
Repurchase of Common Stock	(604)	(890)
Dividends Paid	(146)	(431)
Excess Tax Benefits from Share-based Compensation	100	34
Proceeds from Exercise of Stock Options and Other	36	55
Financing Costs	—	(7)
Net Cash Provided by (Used for) Financing Activities	371	(258)
Effects of Exchange Rate Changes on Cash	—	3
Net Increase (Decrease) in Cash and Cash Equivalents	258	(95)
Cash and Cash Equivalents, Beginning of Period	935	1,130
Cash and Cash Equivalents, End of Period	$1,193	$1,035

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2012” and “second quarter of 2011” refer to the thirteen week periods ending July 28, 2012 and July 30, 2011, respectively. “Year-to-date 2012” and “year-to-date 2011” refer to the twenty-six week periods ending July 28, 2012 and July 30, 2011, respectively.
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

Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended July 28, 2012 and July 30, 2011 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2011 Annual Report on Form 10-K.
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
The Company also periodically reviews the relative credit standing of franchise, license and wholesale partners and other entities to which the Company grants credit terms in the normal course of business.
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

2. New Accounting Pronouncements
Indefinite-Lived Intangible Assets
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. This guidance will be effective beginning in fiscal 2013, however, early adoption is permitted. ASU 2012-02 will not have an impact on the Company's consolidated results of operations, financial position or cash flows. The Company is currently evaluating the provisions of this ASU.

3. Earnings Per Share and Shareholders’ Equity
Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter of and year-to-date 2012 and 2011:

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
	(in millions)
Weighted-average Common Shares:
Issued Shares	302	334	300	332
Treasury Shares	(12)	(29)	(9)	(21)
Basic Shares	290	305	291	311
Effect of Dilutive Options and Restricted Stock	6	10	8	10
Diluted Shares	296	315	299	321
Anti-dilutive Options and Awards (a)	1	1	1	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Shareholders’ Equity
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2012 and 2011:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2012	2011	2012	2011
	(in millions)	(in thousands)		(in millions)
February 2012 (a)	$500	9,645	NA	$439	NA	$45.54
November 2011	250	3,657	NA	164	NA	44.90
May 2011	500	NA	7,750	NA	$296	38.13
March 2011	500	NA	13,695	NA	500	36.49
November 2010 (b)	200	NA	3,431	NA	109	31.65
Total		13,302	24,876	$603	$905
 _______________

(a)	The February 2012 repurchase program had $61 million remaining as of July 28, 2012.

(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

NA	Not applicable
For the February 2012 repurchase program, $3 million of share repurchases were reflected in Accounts Payable on the July 28, 2012 Consolidated Balance Sheet and were settled in August 2012.
Subsequent to July 28, 2012, the Company repurchased an additional 0.2 million shares of common stock for $8 million under the February 2012 repurchase program.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during 2012 and 2011:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2012
Second Quarter	$0.25	$—	$0.25	$73
First Quarter	0.25	—	0.25	73
2012 Total	$0.50	$—	$0.50	$146
2011
Second Quarter	$0.20	$1.00	$1.20	$367
First Quarter	0.20	—	0.20	64
2011 Total	$0.40	$1.00	$1.40	$431

Subsequent to July 28, 2012, the Board of Directors declared the third quarter ordinary dividend of $0.25 per share and a special dividend of $1 per share. The special dividend, estimated to total $290 million, will be distributed on September 7, 2012 to shareholders of record at the close of business on August 23, 2012. In accordance with the anti-dilutive provisions of the 2011 Stock Option and Performance Incentive Plan, the Company will adjust both the exercise price and the number of share-based awards outstanding as of the record date of the special dividend. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price will be approximately equal immediately before and after the adjustment. Therefore, no compensation expense will be recognized.

4. Restructuring Activities
During the fourth quarter of 2011, the Company initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. The Company recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million, including non-cash charges of $5 million, in the fourth quarter of 2011. Through the second quarter of 2012, the Company made cash payments of $6 million related to this restructuring program. The remaining balance of $13 million is included in Accrued Expenses and Other on the July 28, 2012 Consolidated Balance Sheet.
During the second quarter of 2012, the Company initiated a second restructuring program designed to further resize the La Senza store fleet by announcing the closure of 39 additional store locations. The Company recognized a pre-tax charge of $4 million, including non-cash charges of $3 million, in the second quarter of 2012. Restructuring charges of $3 million and $1 million are included in Cost of Goods Sold, Buying and Occupancy and General, Administrative and Store Operating Expenses, respectively, on the second quarter 2012 Consolidated Statement of Income. The Company expects to incur an additional $13 million in charges consisting of contract termination costs, accelerated depreciation and other costs in the third quarter of 2012 which is when the majority of stores are expected to close.

5. Inventories
The following table provides details of inventories as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Finished Goods Merchandise	$950	$926	$999
Raw Materials and Merchandise Components	107	71	105
Total Inventories	$1,057	$997	$1,104

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

6. Property and Equipment, Net
The following table provides details of property and equipment, net as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Property and Equipment, at Cost	$4,612	$4,387	$4,227
Accumulated Depreciation and Amortization	(2,837)	(2,743)	(2,644)
Property and Equipment, Net	$1,775	$1,644	$1,583

Depreciation expense was $96 million and $97 million for the second quarter of 2012 and 2011, respectively. Depreciation expense was $190 million and $194 million for year-to-date 2012 and 2011, respectively.

7. Goodwill, Trade Names and Other Intangible Assets, Net
Goodwill
The following table provides the rollforward of goodwill for year-to-date 2012:

	Victoria’s Secret	Bath & Body Works	Other (a)	Total
	(in millions)
Balance as of January 28, 2012	$690	$628	$12	$1,330
Foreign Currency Translation	—	—	—	—
Balance as of July 28, 2012	$690	$628	$12	$1,330
  ________________

(a)	Balance is presented net of a $189 million and $119 million La Senza impairment recognized in the fourth quarter of 2008 and the fourth quarter of 2011, respectively.

The following table provides the rollforward of goodwill for year-to-date 2011:

	Victoria’s Secret	Bath & Body Works	Other (a)	Total
	(in millions)
Balance as of January 29, 2011	$690	$628	$133	$1,451
Foreign Currency Translation	—	—	6	6
Balance as of July 30, 2011	$690	$628	$139	$1,457
  ________________

(a)	Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.
Intangible Assets – Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. The following table provides additional detail regarding the composition of trade names as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Victoria's Secret	$246	$246	$246
Bath & Body Works	165	165	165
La Senza	75	75	173
Intangible Assets - Trade Names	$486	$486	$584
Intangible Assets – Finite Lives
Intangible assets with finite lives represent certain trademarks and customer relationships. These assets totaled $8 million as of July 28, 2012, $9 million as of January 28, 2012 and $14 million as of July 30, 2011 and are included in Trade Names and

Other Intangible Assets, Net on the Consolidated Balance Sheets. Amortization expense was $0 million and $1 million for the second quarter of 2012 and 2011, respectively. Amortization expense was $1 million and $2 million for year-to-date 2012 and 2011, respectively. Estimated future annual amortization expense will be approximately $1 million for the remainder of 2012, $3 million in 2013 and $2 million in both 2014 and 2015.

8. Equity Investments and Other
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested 51% of its ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners for pre-tax cash proceeds of $124 million. The Company's remaining ownership interest is accounted for under the equity method of accounting. The Company recorded a pre-tax gain on the divestiture of $111 million in the fourth quarter of 2011. In the first quarter of 2012, the Company received additional pre-tax cash proceeds of $11 million as settlement of a working capital adjustment. The proceeds are included in Other Investing Activities within the Investing Activities section of the 2012 Consolidated Statement of Cash Flows.
In conjunction with the transaction, the Company entered into transition services agreements whereby the Company is providing support in various operational areas including logistics, technology and finance. The terms of these transition services arrangements vary and range from two months to three years.
The Company's carrying value for this investment was $72 million as of July 28, 2012 and January 28, 2012 and is included in Other Assets on the July 28, 2012 and January 28, 2012 Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income on the 2012 Consolidated Statements of Income.

Express
On April 12, 2011, the Company sold 5.5 million shares of its common stock in Express for $99 million. As a result, the Company’s ownership interest was reduced to 8% and the Company recognized a pre-tax gain of $86 million, which is included in Other Income on the 2011 Consolidated Statements of Income. On April 21, 2011, the Company formally renounced its rights to its Express Board of Directors’ seat. As a result, the Company commenced accounting for its investment in Express using the available-for-sale method of accounting in the first quarter of 2011.
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
The Company maintains agreements with Express whereby the Company continues to provide logistics services and lease office space. The Company's third-party apparel sourcing business, which the Company divested in the fourth quarter of 2011, also continues to provide merchandise sourcing services to Express. The Company recognized merchandise sourcing revenue from Express of $108 million and $192 million in the second quarter of 2011 and year-to-date 2011, respectively. The Company’s accounts receivable from Express for merchandise sourcing and other services provided totaled $78 million as of July 30, 2011.
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $73 million as of July 28, 2012, $70 million as of January 28, 2012 and $68 million as of July 30, 2011 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
For the second quarter of 2012 and year-to-date 2012, the Company’s effective tax rates were 37.4% and 39.4%, respectively. The 2012 second quarter rate was lower than the Company's combined estimated federal and state rate of 39.0% primarily due to the resolution of certain tax matters. The 2012 year-to-date rate was higher than the Company's combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries.
For the second quarter of 2011 and year-to-date 2011, the Company’s effective tax rates were 16.2% and 24.5%, respectively. The 2011 rates were lower than the Company's combined estimated federal and state rate primarily due to tax benefits associated with the Company's charitable contribution of Express shares to The Limited Brands Foundation.
Income taxes paid were approximately $100 million and $138 million for the second quarter of 2012 and 2011, respectively. Income taxes paid approximated $288 million and $353 million for year-to-date 2012 and 2011, respectively.

10. Long-term Debt
The following table provides the Company’s long-term debt balance as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$—	$—
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	489	488	487
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,889	$1,888	$1,887
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$723	$724	$711
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	219	220	219
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	57	57	58
Total Senior Unsecured Debt	$1,648	$1,650	$1,637
Total	$4,537	$3,538	$3,524
Current Portion of Long-term Debt	(57)	(57)	—
Total Long-term Debt, Net of Current Portion	$4,480	$3,481	$3,524
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $24 million as of July 28, 2012, $25 million as of January 28, 2012 and $12 million as of July 30, 2011.

(b)
The principal balance outstanding was $213 million as of July 28, 2012, January 28, 2012 and July 30, 2011. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $6 million as of July 28, 2012, $7 million as of January 28, 2012 and $7 million as of July 30, 2011.

(c)
The principal balance outstanding was $57 million as of July 28, 2012, January 28, 2012 and July 30, 2011. The July 30, 2011 balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million.

Issuance of Notes
In February 2012, the Company issued $1 billion of 5.625% notes due in February 2022 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (such subsidiaries, the "Guarantors"). The proceeds from the issuance were $985 million, which were net of issuance costs of $15 million. These issuance costs are being amortized through the maturity date of February 2022 and are included within Other Assets on the July 28, 2012 Consolidated Balance Sheet.
In March 2011, the Company issued $1 billion of 6.625% notes due in April 2021 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $981 million, which were net of issuance costs of $19 million. These issuance costs are being amortized through the maturity date of April 2021 and are included within Other Assets on the Consolidated Balance Sheets.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of July 28, 2012, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of July 28, 2012, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $15 million of outstanding letters of credit as of July 28, 2012 that reduce its remaining availability under its Revolving Facility.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 11, “Derivative Instruments.”

11. Derivative Instruments
Foreign Exchange Risk
In January 2007, the Company entered into a series of cross-currency swaps related to approximately CAD$470 million of Canadian dollar denominated intercompany loans. These cross-currency swaps mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company’s La Senza operations. The cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The cross-currency swaps mature between 2015 and 2018 at the same time as the related loans and are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Other Long-term Liabilities	$53	$60	$83

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the second quarter and year-to-date 2012 and 2011:

		Second Quarter		Year-to-Date
	Location	2012	2011	2012	2011
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$10	$2	$7	$(26)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	(11)	(5)	1	23
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk
Interest Rate Designated Fair Value Hedges
The Company had the following interest rate swap arrangements related to certain outstanding debt as of July 28, 2012, January 28, 2012 and July 30, 2011:

	Notional Amount
	July 28, 2012	January 28, 2012	July 30, 2011
		(in millions)
2014 Notes	$—	$—	$213
2017 Notes	—	175	325
Total	$—	$175	$538
The interest rate swap arrangements effectively converted the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed interest rate.
The swap arrangements were designated as fair value hedges. The changes in the fair value of the interest rate swaps had an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements was accrued and recognized as an adjustment to interest expense.
In August 2011, the Company terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, the Company received $9 million. In September 2011, the Company terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $150 million. In settlement of these hedges, the Company received $12 million. In June 2012, the Company terminated the remaining interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $175 million. In settlement of these hedges, the Company received $14 million. The carrying values of the respective Notes include the settlement amounts received upon termination of the hedges. The settlement amounts are amortized as a reduction to interest expense through the maturity date of the respective Notes.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Other Assets	$—	$14	$19

12. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Carrying Value	$4,537	$3,538	$3,524
Fair Value (a)	4,927	3,849	3,704

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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of July 28, 2012, January 28, 2012 and July 30, 2011:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of July 28, 2012
Assets:
Cash and Cash Equivalents	$1,193	$—	$—	$1,193
Liabilities:
Cross-currency Cash Flow Hedges	—	53	—	53
Lease Guarantees	—	—	3	3
As of January 28, 2012
Assets:
Cash and Cash Equivalents	$935	$—	$—	$935
Interest Rate Designated Fair Value Hedges	—	14	—	14
Liabilities:
Cross-currency Cash Flow Hedges	—	60	—	60
Lease Guarantees	—	—	4	4
As of July 30, 2011
Assets:
Cash and Cash Equivalents	$1,035	$—	$—	$1,035
Interest Rate Designated Fair Value Hedges	—	19	—	19
Liabilities:
Cross-currency Cash Flow Hedges	—	83	—	83
Lease Guarantees	—	—	5	5

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
The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the second quarter and year-to-date 2012 and 2011:

	Second Quarter		Year-to-Date
	2012	2011	2012	2011
	(in millions)
Beginning Balance	$4	$6	$4	$6
Change in Estimated Fair Value Reported in Earnings	(1)	(1)	(1)	(1)
Ending Balance	$3	$5	$3	$5

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

13. Comprehensive Income
The following table provides the rollforward of additional detail regarding the composition of accumulated other comprehensive income (loss) for year-to-date 2012:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 28, 2012	$(8)	$8	$—
Current-period Other Comprehensive Income	1	8	9
Balance as of July 28, 2012	$(7)	$16	$9
The following table provides the rollforward of additional detail regarding the composition of accumulated other comprehensive income (loss) for year-to-date 2011:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 29, 2011	$(7)	$8	$1
Current-period Other Comprehensive Income (Loss)	(1)	(2)	(3)
Balance as of July 30, 2011	$(8)	$6	$(2)

The components of accumulated other comprehensive income (loss) above are presented net of tax as applicable.

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

In July 2009, a complaint was filed against the Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees, and injunctive relief. A jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011. The Company is unable to estimate the range of possible losses related to future infringement through the patents' expiration in 2015. The Company intends to appeal the judgment and to vigorously defend against this action.

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $66 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with generally accepted accounting principles (“GAAP”) in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $42 million as of July 28, 2012, $49 million as of January 28, 2012 and $57 million as of July 30, 2011. The estimated fair value of these guarantee obligations was $3 million as of July 28, 2012, $4 million as of January 28, 2012 and $5 million as of July 30, 2011, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of July 28, 2012, January 28, 2012 and July 30, 2011.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $13 million for both the second quarter of 2012 and 2011. Total expense recognized related to the qualified plan was $27 million for both year-to-date 2012 and 2011.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for both the second quarter of 2012 and 2011. Total expense recognized related to the non-qualified plan was $12 million for both year-to-date 2012 and 2011.

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

The following table provides the Company’s segment information for the second quarter and year-to-date 2012 and 2011. As discussed above, certain reclassifications have been made to amounts for prior periods to conform to the current year's presentation.

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2012
Second Quarter:
Net Sales	$1,577	$609	$213	$2,399
Operating Income (Loss)	256	88	(39)	305
Year-to-Date:
Net Sales	$3,047	$1,114	$392	$4,553
Operating Income (Loss)	534	148	(84)	598
2011
Second Quarter:
Net Sales	$1,457	$563	$438	$2,458
Operating Income (Loss)	239	70	(115)	194
Year-to-Date:
Net Sales	$2,812	$1,043	$820	$4,675
Operating Income (Loss)	484	124	(198)	410

In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business, which was included in Other in the table above. For additional information, see Note 8, "Equity Investments and Other."

The Company’s international sales, consisting of La Senza, Victoria's Secret Canada and Bath & Body Works Canada retail sales; non-U.S. franchise, license and wholesale operations; and direct sales shipped internationally, totaled $239 million and $245 million for the second quarter of 2012 and 2011, respectively. The Company's international sales totaled $442 million and $435 million for year-to-date 2012 and 2011, respectively.

17. Subsequent Events
Subsequent to July 28, 2012, the Company repurchased an additional 0.2 million shares of common stock for $8 million under the February 2012 repurchase program. In addition, on August 2, 2012, the Company declared the third quarter ordinary dividend of $0.25 per share and a special dividend of $1 per share. The special dividend is estimated to total $290 million. For additional information, see Note 3, "Earnings Per Share and Shareholders' Equity."

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of July 28, 2012, January 28, 2012 and July 30, 2011; and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended July 28, 2012 and July 30, 2011.

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	July 28, 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$623	$570	$—	$1,193
Accounts Receivable, Net	—	113	62	—	175
Inventories	—	886	171	—	1,057
Deferred Income Taxes	—	33	18	—	51
Other	—	179	61	—	240
Total Current Assets	—	1,834	882	—	2,716
Property and Equipment, Net	—	971	804	—	1,775
Goodwill	—	1,318	12	—	1,330
Trade Names and Other Intangible Assets, Net	—	410	84	—	494
Net Investments in and Advances to/from Consolidated Affiliates	4,169	13,874	557	(18,600)	—
Other Assets	194	44	684	(648)	274
Total Assets	$4,363	$18,451	$3,023	$(19,248)	$6,589
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$4	$366	$254	$—	$624
Accrued Expenses and Other	77	392	243	—	712
Current Portion of Long-term Debt	57	—	—	—	57
Income Taxes	—	—	7	—	7
Total Current Liabilities	138	758	504	—	1,400
Deferred Income Taxes	(5)	12	181	—	188
Long-term Debt	4,480	596	37	(633)	4,480
Other Long-term Liabilities	4	583	193	(14)	766
Total Equity (Deficit)	(254)	16,502	2,108	(18,601)	(245)
Total Liabilities and Equity (Deficit)	$4,363	$18,451	$3,023	$(19,248)	$6,589

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

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	July 30, 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$565	$470	$—	$1,035
Accounts Receivable, Net	2	194	45	—	241
Inventories	—	911	193	—	1,104
Deferred Income Taxes	—	31	(1)	—	30
Other	(2)	160	84	—	242
Total Current Assets	—	1,861	791	—	2,652
Property and Equipment, Net	—	903	680	—	1,583
Goodwill	—	1,318	139	—	1,457
Trade Names and Other Intangible Assets, Net	—	411	187	—	598
Net Investments in and Advances to/from Consolidated Affiliates	4,011	16,110	3,205	(23,326)	—
Other Assets	210	45	602	(647)	210
Total Assets	$4,221	$20,648	$5,604	$(23,973)	$6,500
LIABILITIES AND EQUITY
Current Liabilities:
Accounts Payable	$15	$321	$310	$—	$646
Accrued Expenses and Other	52	384	260	—	696
Income Taxes	—	—	5	—	5
Total Current Liabilities	67	705	575	—	1,347
Deferred Income Taxes	(5)	41	188	—	224
Long-term Debt	3,524	597	36	(633)	3,524
Other Long-term Liabilities	10	564	218	(12)	780
Total Equity	625	18,741	4,587	(23,328)	625
Total Liabilities and Equity	$4,221	$20,648	$5,604	$(23,973)	$6,500

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$2,190	$678	$(469)	$2,399
Costs of Goods Sold, Buying and Occupancy	—	(1,335)	(582)	460	(1,457)
Gross Profit	—	855	96	(9)	942
General, Administrative and Store Operating Expenses	(1)	(556)	(92)	12	(637)
Operating Income (Loss)	(1)	299	4	3	305
Interest Expense	(79)	(3)	(3)	6	(79)
Other Income (Expense)	—	2	4	(3)	3
Income (Loss) Before Income Taxes	(80)	298	5	6	229
Provision (Benefit) for Income Taxes	—	46	40	—	86
Equity in Earnings (Loss), Net of Tax	223	37	(29)	(231)	—
Net Income (Loss)	$143	$289	$(64)	$(225)	$143

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income	$143	$289	$(64)	$(225)	$143
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	1	—	(12)	—	(11)
Foreign Currency Translation	—	—	5	—	5
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	10	—	10
Total Other Comprehensive Income (Loss), Net of Tax	1	—	3	—	4
Total Comprehensive Income	$144	$289	$(61)	$(225)	$147

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$2,254	$842	$(638)	$2,458
Costs of Goods Sold, Buying and Occupancy	—	(1,446)	(724)	614	(1,556)
Gross Profit	—	808	118	(24)	902
General, Administrative and Store Operating Expenses	(2)	(486)	(250)	30	(708)
Operating Income (Loss)	(2)	322	(132)	6	194
Interest Expense	(64)	—	(3)	3	(64)
Other Income (Expense)	—	3	146	(3)	146
Income (Loss) Before Income Taxes	(66)	325	11	6	276
Provision (Benefit) for Income Taxes	—	43	2	—	45
Equity in Earnings (Loss), Net of Tax	297	94	(157)	(234)	—
Net Income (Loss)	$231	$376	$(148)	$(228)	$231

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income	$231	$376	$(148)	$(228)	$231
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	1	—	(6)	—	(5)
Foreign Currency Translation	—	—	1	—	1
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	2	—	2
Total Other Comprehensive Income (Loss), Net of Tax	1	—	(3)	—	(2)
Total Comprehensive Income	$232	$376	$(151)	$(228)	$229

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-To-Date 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$4,184	$1,307	$(938)	$4,553
Costs of Goods Sold, Buying and Occupancy	—	(2,504)	(1,108)	903	(2,709)
Gross Profit	—	1,680	199	(35)	1,844
General, Administrative and Store Operating Expenses	(3)	(1,100)	(179)	36	(1,246)
Operating Income (Loss)	(3)	580	20	1	598
Interest Expense	(157)	(10)	(5)	15	(157)
Other Income (Expense)	1	4	2	(6)	1
Income (Loss) Before Income Taxes	(159)	574	17	10	442
Provision (Benefit) for Income Taxes	—	112	62	—	174
Equity in Earnings (Loss), Net of Tax	427	(33)	62	(456)	—
Net Income (Loss)	$268	$429	$17	$(446)	$268

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-To-Date 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income	$268	$429	$17	$(446)	$268
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	2	—	(1)	—	1
Foreign Currency Translation	—	—	1	—	1
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	7	—	7
Total Other Comprehensive Income (Loss), Net of Tax	2	—	7	—	9
Total Comprehensive Income	$270	$429	$24	$(446)	$277

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-To-Date 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$4,315	$1,567	$(1,207)	$4,675
Costs of Goods Sold, Buying and Occupancy	—	(2,731)	(1,350)	1,150	(2,931)
Gross Profit	—	1,584	217	(57)	1,744
General, Administrative and Store Operating Expenses	(4)	(1,065)	(326)	61	(1,334)
Operating Income (Loss)	(4)	519	(109)	4	410
Interest Expense	(118)	(9)	(6)	14	(119)
Other Income (Expense)	—	7	231	(4)	234
Income (Loss) Before Income Taxes	(122)	517	116	14	525
Provision (Benefit) for Income Taxes	—	82	47	—	129
Equity in Earnings (Loss), Net of Tax	518	408	149	(1,075)	—
Net Income (Loss)	$396	$843	$218	$(1,061)	$396

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-To-Date 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income	$396	$843	$218	$(1,061)	$396
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	2	—	22	—	24
Foreign Currency Translation	—	—	(1)	—	(1)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(26)	—	(26)
Total Other Comprehensive Income (Loss), Net of Tax	2	—	(5)	—	(3)
Total Comprehensive Income	$398	$843	$213	$(1,061)	$393

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-To-Date 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(204)	$293	$116	$—	$205
Investing Activities:
Capital Expenditures	—	(184)	(145)	—	(329)
Other Investing Activities	—	8	3	—	11
Net Cash Provided by (Used for) Investing Activities	—	(176)	(142)	—	(318)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	985	—	—	—	985
Repurchase of Common Stock	(604)	—	—	—	(604)
Dividends Paid	(146)	—	—	—	(146)
Excess Tax Benefits from Share-based Compensation	—	81	19	—	100
Net Financing Activities and Advances to/from Consolidated Affiliates	(67)	54	13	—	—
Proceeds from Exercise of Stock Options and Other	36	—	—	—	36
Net Cash Provided by (Used for) Financing Activities	204	135	32	—	371
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	—	252	6	—	258
Cash and Cash Equivalents, Beginning of Period	—	371	564	—	935
Cash and Cash Equivalents, End of Period	$—	$623	$570	$—	$1,193

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-To-Date 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(94)	$205	$112	$—	$223
Investing Activities:
Capital Expenditures	—	(88)	(74)	—	(162)
Proceeds from Sale of Express Common Stock	—	—	99	—	99
Net Cash Provided by (Used for) Investing Activities	—	(88)	25	—	(63)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	981	—	—	—	981
Financing Costs	(7)	—	—	—	(7)
Repurchase of Common Stock	(890)	—	—	—	(890)
Dividends Paid	(431)	—	—	—	(431)
Excess Tax Benefits from Share-based Compensation	—	28	6	—	34
Net Financing Activities and Advances to/from Consolidated Affiliates	386	(281)	(105)	—	—
Proceeds from Exercise of Stock Options and Other	55	—	—	—	55
Net Cash Provided by (Used for) Financing Activities	94	(253)	(99)	—	(258)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	3	—	3
Net Increase (Decrease) in Cash and Cash Equivalents	—	(136)	41	—	(95)
Cash and Cash Equivalents, Beginning of Period	—	701	429	—	1,130
Cash and Cash Equivalents, End of Period	$—	$565	$470	$—	$1,035

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Limited Brands, Inc.:
We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of July 28, 2012 and July 30, 2011, and the related consolidated statements of income and comprehensive income for the thirteen and twenty-six week periods ended July 28, 2012 and July 30, 2011, and the consolidated statements of cash flows for the twenty-six week periods ended July 28, 2012 and July 30, 2011. These financial statements are the responsibility of the Company’s management.
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
August 31, 2012

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
Executive Overview
We had strong performance in the second quarter of 2012. Our operating income increased $111 million to $305 million and our operating income rate improved to 12.7% from 7.9%. Our second quarter 2012 operating income included $4 million of expense associated with the store closure initiative at La Senza. Our 2011 operating income included $113 million of expense associated with the charitable contribution of all of our remaining shares of Express common stock to The Limited Brands Foundation. Comparable store sales increased 8%, and net sales were $2.399 billion compared to $2.458 billion last year. Second quarter 2011 sales included $217 million attributable to the third-party apparel sourcing business which was sold in November 2011. At Victoria's Secret, sales increased 8% and operating income increased 8%. At Bath & Body Works, sales increased 8% and operating income increased 25%. For additional information related to our second quarter 2012 financial performance, see “Results of Operations.”

The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance with respect to the financial management of our business. We will continue to manage our business carefully and we will focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments and marketing, store and online experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this uncertain environment. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well positioned.

Store Data
The following table compares the second quarter of 2012 store data to the second quarter of 2011 and the year-to-date 2012 store data to year-to-date 2011:

	Second Quarter			Year-to-date
	2012	2011	% Change	2012	2011	% Change
Sales per Average Selling Square Foot
Victoria’s Secret Stores (a)	$194	$177	10%	$373	$340	10%
Bath & Body Works (a)	149	138	8%	275	256	7%
La Senza (b)	114	107	6%	193	189	2%
Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$1,156	$1,043	11%	$2,222	$2,004	11%
Bath & Body Works (a)	354	328	8%	651	607	7%
La Senza (b)	377	356	6%	637	630	1%
Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	5,968	5,913	1%
Bath & Body Works (a)	2,369	2,375	—%
La Senza	3,288	3,319	(1)%
Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,058	6,019	1%
Bath & Body Works (a)	3,745	3,790	(1)%
La Senza (c)	648	826	(22)%

(a)	Metric relates to company-owned stores in the U.S.

(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

(c)
During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet. Under this program, we closed 38 underperforming stores. Of these stores, 12 were closed as of January 28, 2012. The remainder were closed during the first quarter of 2012. During the second quarter of 2012, we initiated a second restructuring program by announcing the closure of an additional 39 underperforming stores. Of these stores, 2 were closed as of July 28, 2012 with the remainder expected to close during the third quarter of 2012. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table compares second quarter of 2012 store data to the second quarter of 2011 and year-to-date 2012 store data to the year-to-date 2011:

	Second Quarter		Year-to-Date
Number of Stores (a)	2012	2011	2012	2011
Victoria’s Secret U.S.
Beginning of Period	1,010	1,021	1,017	1,028
Opened	12	—	12	1
Closed	(7)	(3)	(14)	(11)
End of Period	1,015	1,018	1,015	1,018
Bath & Body Works U.S.
Beginning of Period	1,583	1,603	1,587	1,606
Opened	1	1	3	1
Closed	(3)	(8)	(9)	(11)
End of Period	1,581	1,596	1,581	1,596
La Senza
Beginning of Period	199	250	230	252
Opened	—	—	—	—
Closed (b)	(2)	(1)	(33)	(3)
End of Period	197	249	197	249
Bath & Body Works Canada
Beginning of Period	68	59	69	59
Opened	1	3	1	3
Closed	—	—	(1)	—
End of Period	69	62	69	62
Victoria’s Secret Canada
Beginning of Period	20	12	19	12
Opened	—	2	1	2
Closed	—	—	—	—
End of Period	20	14	20	14
Henri Bendel
Beginning of Period	19	11	19	11
Opened	4	1	4	1
Closed	—	—	—	—
End of Period	23	12	23	12
Victoria’s Secret UK
Beginning of Period	—	—	—	—
Opened	1	—	1	—
Closed	—	—	—	—
End of Period	1	—	1	—
Total
Beginning of Period	2,899	2,956	2,941	2,968
Opened	19	7	22	8
Closed	(12)	(12)	(57)	(25)
End of Period	2,906	2,951	2,906	2,951

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

(b)
During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet. Under this program, we closed 38 underperforming stores. Of these stores, 12 were closed as of January 28, 2012. The remainder were closed during the first quarter of 2012. During the second quarter of 2012, we initiated a second restructuring program by announcing the closure of an additional 39 underperforming stores. Of these stores, 2 were closed as of July 28, 2012 with the remainder expected to close during the third quarter of 2012. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Segment Reporting Change
In the fourth quarter of 2011, we ceased aggregating La Senza with Victoria's Secret. While this reporting change did not impact our consolidated results, segment data for previous years has been recast to be consistent with the current year presentation throughout.

Results of Operations
Second Quarter of 2012 Compared to Second Quarter of 2011
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the second quarter of 2012 in comparison to the second quarter of 2011:

			Operating Income Rate
	2012	2011	2012	2011
Second Quarter	(in millions)
Victoria’s Secret	$256	$239	16.3%	16.4%
Bath & Body Works	88	70	14.4%	12.5%
Other (a) (b) (c)	(39)	(115)	(18.3)%	(26.2)%
Total Operating Income	$305	$194	12.7%	7.9%

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are included in the second quarter of 2011 but not the second quarter of 2012. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

(b)
2011 includes $113 million of expense associated with the charitable contribution of shares of Express to The Limited Brands Foundation. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

(c)
2012 includes $4 million of expense associated with the store closure initiative at La Senza. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

For the second quarter of 2012, operating income increased $111 million to $305 million and the operating income rate increased to 12.7% from 7.9%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2012 in comparison to the second quarter of 2011:

	2012	2011	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores	$1,170	$1,064	10%
Victoria’s Secret Direct	407	393	4%
Total Victoria’s Secret	1,577	1,457	8%
Bath & Body Works	609	563	8%
Other (a)	213	438	(51)%
Total Net Sales	$2,399	$2,458	(2)%

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. Second quarter 2011 sales included $217 million attributable to the third-party apparel sourcing business. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table provides a reconciliation of net sales for the second quarter of 2012 to the second quarter of 2011:

	Victoria’s Secret	Bath & Body Works	Other	Total
Second Quarter	(in millions)
2011 Net Sales	$1,457	$563	$438	$2,458
Comparable Store Sales	99	36	(5)	130
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	8	(1)	7	14
Foreign Currency Translation	—	—	(8)	(8)
Direct Channels	13	11	—	24
Mast Global and Other	—	—	(2)	(2)
Divestiture of Third-party Apparel Sourcing Business	—	—	(217)	(217)
2012 Net Sales	$1,577	$609	$213	$2,399

The following table compares the second quarter of 2012 comparable store sales to the second quarter of 2011:

Second Quarter	2012	2011
Victoria’s Secret Stores	10%	12%
Bath & Body Works	7%	4%
Total Comparable Store Sales (a)	8%	9%

(a)	Includes La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For the second quarter of 2012, our net sales decreased $59 million to $2.399 billion and comparable store sales increased 8%. Second quarter 2011 sales included $217 million attributable to the third-party apparel sourcing business which was sold in November 2011. The change in our net sales was driven by the following:

Victoria's Secret

For the second quarter of 2012, net sales increased $120 million to $1.577 billion and comparable store sales increased 10%. The increase in net sales was primarily driven by the following:

•
At Victoria's Secret Stores, net sales increased across most categories including core lingerie, Pink, swimwear and beauty, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution; and

•	At Victoria's Secret Direct, net sales increased 4% related to increases in core lingerie, swimwear, Pink, sleepwear and beauty partially offset by a decrease in apparel.

The increase in comparable store sales was primarily driven by an increase in total transactions and higher average dollar sales at Victoria's Secret Stores.
Bath & Body Works
For the second quarter of 2012, net sales increased $46 million to $609 million and comparable store sales increased 7%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and antibacterial categories which all incorporated newness and innovation. The increase in comparable store sales was driven primarily by an increase in average dollar sales.
Other
For the second quarter of 2012, net sales decreased $225 million to $213 million primarily related to the divestiture of the third-party sourcing business in the fourth quarter of 2011 and a decrease in sales at La Senza due to store closures. This decrease was partially offset by growth in Victoria's Secret and Bath & Body Works sales in Canada and Henri Bendel sales.

Gross Profit
For the second quarter of 2012, our gross profit increased $40 million to $942 million and our gross profit rate (expressed as a percentage of net sales) increased to 39.3% from 36.7%, primarily driven by the following:
Victoria's Secret

For the second quarter of 2012, the gross profit increase was primarily driven by the following:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and store related activity; and

•
At Victoria's Secret Direct, gross profit increased slightly primarily due to lower buying and occupancy expenses driven by a gain on the sale of a call center facility partially offset by higher website expenses.

The gross profit rate decrease was driven by a decrease in the merchandise margin rate due to increased promotional activities partially offset by a decrease in buying and occupancy expense rate due to leverage associated with higher sales.

Bath & Body Works

For the second quarter of 2012, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales and store related activity. The gross profit rate increased driven primarily by a slight increase in the merchandise margin rate due to less promotional activities offset by increased costs and a decrease in buying and occupancy expense rate due to leverage associated with higher sales.
Other

For the second quarter of 2012, the gross profit decrease was primarily driven by the divestiture of the third-party apparel sourcing business, lower merchandise margin dollars related to net sales decreases at La Senza and $3 million in store closure restructuring charges related to our La Senza business. The decrease was partially offset by higher merchandise margin dollars at Mast Global related to net sales increases to our internal brands and higher merchandise margin dollars related to net sales increases in our Canadian Bath & Body Works stores and Henri Bendel stores. The gross profit rate increased significantly primarily driven by the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011 which removed lower margin sales.

General, Administrative and Store Operating Expenses

For the second quarter of 2012, our general, administrative and store operating expenses decreased $71 million to $637 million primarily driven by $113 million of expense associated with the charitable contribution of shares of Express to The Limited Brands Foundation in the second quarter of 2011. This decrease was partially offset by:

•	An increase in store selling expenses related to higher sales and other investments to improve the customer experience, including investments in training and technology;

•	An increase in expenses resulting from increased international expansion;

•	An increase in marketing expenses at Victoria's Secret Stores primarily driven by various marketing campaigns and digital/mobile development expenses; and

•	$1 million in store closure restructuring charges related to our La Senza business.

The general, administrative and store operating expense rate decreased to 26.6% from 28.8% primarily due to the factors mentioned above partially offset by the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011.

Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2012 and 2011:

Second Quarter	2012	2011
Average daily borrowings (in millions)	$4,520	$3,520
Average borrowing rate (in percentages)	7.04%	7.22%
For the second quarter of 2012, our interest expense increased $15 million to $79 million primarily driven by an increase in average borrowings related to the February 2012 $1 billion note issuance partially offset by a decrease in the average borrowing rate.
Other Income
For the second quarter of 2012, our other income decreased $143 million to $3 million primarily driven by the $147 million gain on the contribution of our remaining shares of Express to The Limited Brands Foundation in the second quarter of 2011.

Provision for Income Taxes

For the second quarter of 2012, our effective tax rate was 37.4% as compared to 16.2% in the second quarter of 2011. The 2012 rate was lower than our combined estimated federal and state rate of 39.0% primarily due to the resolution of certain tax matters. The 2011 rate was lower than our combined estimated federal and state rate primarily due to tax benefits associated with the charitable contribution of Express shares to The Limited Brands Foundation.

Results of Operations
Year-to-Date 2012 Compared to Year-to-Date 2011
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2012 in comparison to year-to-date 2011:

			Operating Income Rate
	2012	2011	2012	2011
Year-To-Date	(in millions)
Victoria’s Secret	$534	$484	17.5%	17.2%
Bath & Body Works	148	124	13.3%	11.9%
Other (a) (b) (c)	(84)	(198)	(21.4)%	(24.1)%
Total Operating Income	$598	$410	13.1%	8.8%

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are included in 2011 but not 2012. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

(b)
2011 includes $163 million of expense associated with the charitable contribution of all of our remaining shares of Express to The Limited Brands Foundation. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

(c)
2012 includes $4 million of expense associated with the store closure initiative at La Senza. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

For year-to-date 2012, operating income increased $188 million to $598 million and the operating income rate increased to 13.1% from 8.8%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for year-to-date 2012 in comparison to year-to-date 2011:

	2012	2011	% Change
Year-To-Date	(in millions)
Victoria’s Secret Stores	$2,258	$2,050	10%
Victoria’s Secret Direct	789	762	4%
Total Victoria’s Secret	3,047	2,812	8%
Bath & Body Works	1,114	1,043	7%
Other (a)	392	820	(52)%
Total Net Sales	$4,553	$4,675	(3)%

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. Year-to-date 2011 sales included $431 million attributable to the third-party apparel sourcing business. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table provides a reconciliation of net sales for year-to-date 2012 to year-to-date 2011:

	Victoria’s Secret	Bath & Body Works	Other	Total
Year-To-Date	(in millions)
2011 Net Sales	$2,812	$1,043	$820	$4,675
Comparable Store Sales	186	61	(7)	240
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	22	(1)	15	36
Foreign Currency Translation	—	—	(10)	(10)
Direct Channels	27	11	—	38
Mast Global and Other	—	—	5	5
Divestiture of Third-party Apparel Sourcing Business	—	—	(431)	(431)
2012 Net Sales	$3,047	$1,114	$392	$4,553

The following table compares year-to-date 2012 comparable store sales to year-to-date 2011:

Year-To-Date	2012	2011
Victoria’s Secret Stores	10%	15%
Bath & Body Works	7%	7%
Total Comparable Store Sales (a)	8%	12%

(a)	Includes La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For year-to-date 2012, our net sales decreased $122 million to $4.553 billion and comparable store sales increased 8%. Year-to-date 2011 sales included $431 million attributable to the third-party apparel sourcing business which was sold in November 2011. The change in our net sales was driven by the following:

Victoria's Secret

For year-to-date 2012, net sales increased $235 million to $3.047 billion and comparable store sales increased 10%. The increase in net sales was primarily driven by the following:

•
At Victoria's Secret Stores, net sales increased across most categories including core lingerie, Pink, swimwear and beauty, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution; and

•	At Victoria's Secret Direct, net sales increased 4% related to increases in core lingerie, swimwear, Pink, sleepwear and beauty partially offset by a decrease in apparel.

The increase in comparable store sales was primarily driven by an increase in total transactions and higher average dollar sales at Victoria's Secret Stores.
Bath & Body Works
For year-to-date 2012, net sales increased $71 million to $1.114 billion and comparable store sales increased 7%. From a merchandise category perspective, net sales were driven by growth in the home fragrance, Signature Collection, and antibacterial categories which all incorporated newness and innovation. The increase in comparable store sales was driven by higher average dollar sales.
Other
For year-to-date 2012, net sales decreased $428 million to $392 million primarily related to the divestiture of the third-party sourcing business in the fourth quarter of 2011 and a decrease in sales at La Senza due to store closures. This decrease was partially offset by growth in Victoria's Secret and Bath & Body Works sales in Canada and Henri Bendel sales.
Gross Profit
For year-to-date 2012, our gross profit increased $100 million to $1.844 billion and our gross profit rate (expressed as a percentage of net sales) increased to 40.5% from 37.3%, primarily driven by the following:
Victoria's Secret

For year-to-date 2012, the gross profit increase was primarily driven by the following:

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
The gross profit rate decrease was driven by a decrease in the merchandise margin rate due to increased promotional activity partially offset by a decrease in buying and occupancy expense rate due to leverage associated with higher sales.

Bath & Body Works

For year-to-date 2012, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales and store related activity. The gross profit rate was roughly flat driven primarily by a decrease in the buying and occupancy expense rate due to leverage associated with higher sales, partially offset by a decrease in the merchandise margin rate due to increased costs and promotional activities.
Other

For year-to-date 2012, the gross profit decrease was primarily driven by the divestiture of the third-party apparel sourcing business, lower merchandise margin dollars related to net sales decreases at La Senza and $3 million in store closure restructuring charges related to our La Senza business. The decrease was partially offset by higher merchandise margin dollars at Mast Global related to net sales increases to our internal brands and higher merchandise margin dollars related to net sales increases in our Canadian Bath & Body Works and Victoria's Secret stores and Henri Bendel stores. The gross profit rate increased significantly primarily driven by the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011 which removed lower margin sales.

General, Administrative and Store Operating Expenses

For year-to-date 2012, our general, administrative and store operating expenses decreased $88 million to $1.246 billion primarily driven by $163 million of expense associated with the charitable contribution to The Limited Brands Foundation in 2011. This decrease was partially offset by:

•	An increase in store selling expenses related to higher sales and other investments to improve the customer experience, including investments in training and technology;

•	An increase in expenses resulting from increased international expansion;

•	An increase in severance expense;

•	An increase in marketing expenses at Victoria's Secret Stores primarily driven by various marketing campaigns and digital/mobile development expenses; and

•	$1 million in store closure restructuring charges related to our La Senza business.

The general, administrative and store operating expense rate decreased to 27.4% from 28.5% primarily due to the factors mentioned above partially offset by the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2012 and 2011:

Year-To-Date	2012	2011
Average daily borrowings (in millions)	$4,488	$3,218
Average borrowing rate (in percentages)	6.93%	7.31%
For year-to-date 2012, our interest expense increased $38 million to $157 million driven by an increase in average borrowings related to the February 2012 $1 billion note issuance partially offset by a decrease in the average borrowing rate.
Other Income
For year-to-date 2012, our other income decreased $233 million to $1 million primarily driven by an $147 million gain related to the charitable contribution of our remaining shares of Express to The Limited Brands Foundation in the second quarter of 2011 and an $86 million gain related to the sale of a portion of our shares of Express, Inc. common stock in the first quarter of 2011.

Provision for Income Taxes

For year-to-date 2012, our effective tax rate was 39.4% as compared to 24.5% in 2011. The 2012 rate was higher than our combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries. The 2011 rate was lower than our combined estimated federal and state rate primarily due to tax benefits associated with the charitable contribution of Express shares to The Limited Brands Foundation.

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
Our total cash and cash equivalents held by foreign subsidiaries were $550 million as of July 28, 2012. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional U.S. income taxes and foreign withholding taxes.

The following table provides our long-term debt balance as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$—	$—
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	489	488	487
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,889	$1,888	$1,887
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$723	$724	$711
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	219	220	219
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	57	57	58
Total Senior Unsecured Debt	$1,648	$1,650	$1,637
Total	$4,537	$3,538	$3,524
Current Portion of Long-term Debt	(57)	(57)	—
Total Long-term Debt	$4,480	$3,481	$3,524

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $24 million as of July 28, 2012, $25 million as of January 28, 2012 and $12 million as of July 30, 2011.

(b)
The principal balance outstanding was $213 million as of July 28, 2012, January 28, 2012 and July 30, 2011. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $6 million as of July 28, 2012, $7 million as of January 28, 2012 and $7 million as of July 30, 2011.

(c)
The principal balance outstanding was $57 million as of July 28, 2012, January 28, 2012 and July 30, 2011. The July 30, 2011 balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million.

Issuance of Notes
In February 2012, we issued $1 billion of 5.625% notes due in February 2022 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $985 million, which were net of issuance costs of $15 million.
In March 2011, we issued $1 billion of 6.625% notes due in April 2021 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $981 million, which were net of issuance costs of $19 million.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments outside of the Guarantors and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of July 28, 2012, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of July 28, 2012, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $15 million of outstanding letters of credit as of July 28, 2012 that reduces our remaining availability under our Revolving Facility.
Fair Value Interest Rate Swap Arrangements
We had the following interest rate swap arrangements related to certain outstanding debt as of July 28, 2012, January 28, 2012 and July 30, 2011:

	Notional Amount
	July 28, 2012	January 28, 2012	July 30, 2011
		(in millions)
2014 Notes	$—	$—	$213
2017 Notes	—	175	325
Total	$—	$175	$538
The interest rate swap arrangements effectively converted the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed interest rate.
The swap arrangements were designated as fair value hedges. The changes in the fair value of the interest rate swaps had an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements was accrued and recognized as an adjustment to interest expense.
In August 2011, we terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, we received $9 million. In September 2011, we terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $150 million. In settlement of these hedges, we received $12 million. In June 2012, we terminated the remaining interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $175 million. In settlement of these hedges, we received $14 million. The carrying values of the respective Notes include the settlement amounts received upon termination of the hedges. The settlement amounts are amortized as a reduction to interest expense through the maturity date of the respective Notes.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Cash Provided by Operating Activities (a)	$205	$1,266	$223
Capital Expenditures (a)	329	426	162
Working Capital	1,316	842	1,305
Capitalization:
Long-term Debt	4,480	3,481	3,524
Shareholders’ Equity (Deficit)	(245)	137	625
Total Capitalization	4,235	3,618	4,149
Remaining Amounts Available Under Credit Agreements (b)	985	987	970

(a)	The January 28, 2012 amounts represent a twelve-month period and the July 28, 2012 and July 30, 2011 amounts represent six-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $15 million as of July 28, 2012, $13 million as of January 28, 2012 and $30 million as of July 30, 2011.

Credit Ratings
The following table provides our credit ratings as of July 28, 2012:

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

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during year-to-date 2012 and 2011:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2012	2011	2012	2011
	(in millions)	(in thousands)		(in millions)
February 2012 (a)	$500	9,645	NA	$439	NA	$45.54
November 2011	250	3,657	NA	164	NA	44.90
May 2011	500	NA	7,750	NA	$296	38.13
March 2011	500	NA	13,695	NA	500	36.49
November 2010 (b)	200	NA	3,431	NA	109	31.65
Total		13,302	24,876	$603	$905
 _______________

(a)	The February 2012 repurchase program had $61 million remaining as of July 28, 2012.

(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

NA	Not applicable
For the February 2012 repurchase program, $3 million of share repurchases were reflected in Accounts Payable on the July 28, 2012 Consolidated Balance Sheet and were settled in August 2012.
Subsequent to July 28, 2012, we repurchased an additional 0.2 million shares of common stock for $8 million under the February 2012 repurchase program.
Dividends
Under the authority and declaration of our Board of Directors, we paid the following dividends during the second quarter and year-to-date of 2012 and 2011:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2012
Second Quarter	$0.25	$—	$0.25	$73
First Quarter	0.25	—	0.25	73
2012 Total	$0.50	$—	$0.50	$146
2011
Second Quarter	$0.20	$1.00	$1.20	$367
First Quarter	0.20	—	0.20	64
2011 Total	$0.40	$1.00	$1.40	$431
Our Board of Directors will determine future dividends after giving consideration to the Company's levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time.

Subsequent to July 28, 2012, our Board of Directors declared the third quarter ordinary dividend of $0.25 per share and a special dividend of $1 per share. The special dividend, estimated to total $290 million, will be distributed on September 7, 2012 to shareholders of record at the close of business on August 23, 2012.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2012 and 2011:

	Year-to-Date
	2012	2011
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$935	$1,130
Net Cash Flows Provided by Operating Activities	205	223
Net Cash Flows Used for Investing Activities	(318)	(63)
Net Cash Flows Provided by (Used for) Financing Activities	371	(258)
Effect of Exchange Rate Changes on Cash	—	3
Net Increase (Decrease) in Cash and Cash Equivalents	258	(95)
Cash and Cash Equivalents, End of Period	$1,193	$1,035
Operating Activities
Net cash provided by operating activities in 2012 was $205 million, including net income of $268 million. Net income included depreciation and amortization of $191 million and excess tax benefits from share-based compensation of $100 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal changes in Inventories, Accounts Payable, Accrued Expenses and Other, and Income Taxes Payable.
Net cash provided by operating activities in 2011 was $223 million, including net income of $396 million. Net income included depreciation and amortization of $196 million, expense associated with a contribution of our remaining shares of Express to The Limited Brands Foundation of $163 million, a gain related to The Limited Brands Foundation contribution of $147 million and pre-tax gain on the sale of Express common stock of $86 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in Income Taxes Payable due to seasonal tax payments and the charitable contribution to The Limited Brands Foundation.
Investing Activities
Net cash used for investing activities in 2012 was $318 million consisting primarily of capital expenditures of $329 million. The capital expenditures included $229 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
Financing Activities
Net cash provided by financing activities in 2012 was $371 million consisting primarily of proceeds from the issuance of long-term debt of $985 million (net of issuance costs), excess tax benefits from share-based compensation of $100 million and proceeds from the exercise of stock options of $36 million, partially offset by repurchases of common stock of $604 million and quarterly dividend payments of $0.25 per share, or $146 million.
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
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $66 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods, and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $42 million as of July 28, 2012, $49 million as of January 28, 2012 and $57 million as of July 30, 2011. The estimated fair value of these guarantee obligations was $3 million as of July 28, 2012, $4 million as of January 28, 2012 and $5 million as of July 30, 2011, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of July 28, 2012, January 28, 2012 and July 30, 2011.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Indefinite-Lived Intangible Assets
In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative impairment assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. This guidance will be effective beginning in fiscal 2013, however, early adoption is permitted. ASU 2012-02 will not have an impact on our consolidated results of operations, financial position or cash flows. We are currently evaluating the provisions of this ASU.
IMPACT OF INFLATION
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on the results of operations and financial condition have been minor.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long-lived assets, claims and contingencies, and revenue recognition. Management bases our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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
All of our long-term debt as of July 28, 2012 has fixed interest rates. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. As of July 28, 2012, we have no outstanding interest rate swap arrangements related to our long-term debt.
Fair Value of Financial Instruments
As of July 28, 2012, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of July 28, 2012, January 28, 2012 and July 30, 2011:

	July 28, 2012	January 28, 2012	July 30, 2011
	(in millions)
Long-term Debt: (a)
Carrying Value	$4,537	$3,538	$3,524
Fair Value, Estimated (b)	4,927	3,849	3,704
Cross-currency Swap Arrangements (c)	53	60	83
Fixed-to-Floating Interest Rate Swap Arrangements (c)	—	(14)	(19)

(a)	The increase in long-term debt is related to the issuance of the February 2022 Notes.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an (asset) liability position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2009, a complaint was filed against our Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees, and injunctive relief. A jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011. We are unable to estimate the range of possible losses related to future infringement through the patents' expiration in 2015. We intend to appeal the judgment and to vigorously defend against this action.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides our repurchases of our common stock during the second quarter of 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2012	1,242	$47.49	1,234	$224,851
June 2012	3,112	42.49	3,108	92,781
July 2012	711	45.43	709	60,579
Total	5,065		5,051

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

Date: August 31, 2012

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.