Form 10-Q
period 2012-10-27
LIMITED BRANDS INC
filed 2012-11-30
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2012
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 23, 2012
288,371,607 Shares

LIMITED BRANDS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2012” and “third quarter of 2011” refer to the thirteen week periods ending October 27, 2012 and October 29, 2011, respectively. "Year-to-date 2012" and "year-to-date 2011" refer to the thirty-nine week periods ending October 27, 2012 and October 29, 2011, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net Sales	$2,050	$2,174	$6,603	$6,849
Costs of Goods Sold, Buying and Occupancy	(1,225)	(1,389)	(3,934)	(4,319)
Gross Profit	825	785	2,669	2,530
General, Administrative and Store Operating Expenses	(638)	(599)	(1,884)	(1,933)
Operating Income	187	186	785	597
Interest Expense	(77)	(64)	(234)	(183)
Other Income	18	—	19	233
Income Before Income Taxes	128	122	570	647
Provision for Income Taxes	54	28	228	156
Net Income	$74	$94	$342	$491
Net Income Per Basic Share	$0.26	$0.32	$1.18	$1.60
Net Income Per Diluted Share	$0.25	$0.31	$1.15	$1.55
Dividends Per Share	$1.25	$0.20	$1.75	$1.60

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
Net Income	$74	$94	$342	$491
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	4	(17)	5	7
Foreign Currency Translation	—	2	1	1
Unrealized Gain (Loss) on Cash Flow Hedges	(6)	17	1	(9)
Total Other Comprehensive Income (Loss), Net of Tax	(2)	2	7	(1)
Total Comprehensive Income	$72	$96	$349	$490

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	October 27, 2012	January 28, 2012	October 29, 2011
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$547	$935	$498
Accounts Receivable, Net	225	218	298
Inventories	1,446	997	1,537
Deferred Income Taxes	50	51	30
Other	217	167	253
Total Current Assets	2,485	2,368	2,616
Property and Equipment, Net	1,841	1,644	1,661
Goodwill	1,330	1,330	1,452
Trade Names and Other Intangible Assets, Net	494	495	590
Other Assets	277	271	198
Total Assets	$6,427	$6,108	$6,517
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$732	$540	$800
Accrued Expenses and Other	717	770	700
Current Portion of Long-term Debt	57	57	—
Income Taxes	6	159	4
Total Current Liabilities	1,512	1,526	1,504
Deferred Income Taxes	174	183	220
Long-term Debt	4,478	3,481	3,536
Other Long-term Liabilities	778	780	736
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 303, 296 and 335 shares issued; 288, 295 and 297 shares outstanding, respectively	151	148	167
Paid-in Capital	140	25	283
Accumulated Other Comprehensive Income	7	—	—
Retained Earnings (Accumulated Deficit)	(141)	24	1,354
Less: Treasury Stock, at Average Cost; 15, 1 and 38 shares, respectively	(672)	(60)	(1,284)
Total Limited Brands, Inc. Shareholders’ Equity (Deficit)	(515)	137	520
Noncontrolling Interest	—	1	1
Total Equity (Deficit)	(515)	138	521
Total Liabilities and Equity (Deficit)	$6,427	$6,108	$6,517

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2012	2011
Operating Activities:
Net Income	$342	$491
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	287	290
Amortization of Landlord Allowances	(26)	(26)
Deferred Income Taxes	(10)	22
Share-based Compensation Expense	49	38
Excess Tax Benefits from Share-based Compensation	(103)	(40)
Gain on Distributions from Easton Investments	(13)	—
Gain on Sale of Assets	(3)	—
Gain on Sale of Express Common Stock	—	(86)
Contribution of Express Common Stock to The Limited Brands Foundation	—	163
Gain on Contribution of Express Common Stock to The Limited Brands Foundation	—	(147)
Changes in Assets and Liabilities:
Accounts Receivable	(5)	(57)
Inventories	(449)	(504)
Accounts Payable, Accrued Expenses and Other	62	155
Income Taxes Payable	(60)	(150)
Other Assets and Liabilities	4	(55)
Net Cash Provided by Operating Activities	75	94
Investing Activities:
Capital Expenditures	(491)	(338)
Proceeds from Sale of Assets	9	—
Proceeds from Sale of Express Common Stock	—	99
Other Investing Activities	11	—
Net Cash Used for Investing Activities	(471)	(239)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	985	981
Repurchase of Common Stock	(616)	(1,073)
Dividends Paid	(507)	(491)
Excess Tax Benefits from Share-based Compensation	103	40
Proceeds from Exercise of Stock Options and Other	42	61
Financing Costs	—	(7)
Net Cash Provided by (Used for) Financing Activities	7	(489)
Effects of Exchange Rate Changes on Cash	1	2
Net Decrease in Cash and Cash Equivalents	(388)	(632)
Cash and Cash Equivalents, Beginning of Period	935	1,130
Cash and Cash Equivalents, End of Period	$547	$498

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
Limited Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada and the United Kingdom, which are primarily mall-based, and through its websites, catalogue and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Victoria’s Secret Pink

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2012” and “third quarter of 2011” refer to the thirteen week periods ending October 27, 2012 and October 29, 2011, respectively. “Year-to-date 2012” and “year-to-date 2011” refer to the thirty-nine week periods ending October 27, 2012 and October 29, 2011, respectively.
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

Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended October 27, 2012 and October 29, 2011 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2011 Annual Report on Form 10-K.
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

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter of and year-to-date 2012 and 2011:

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
	(in millions)
Weighted-average Common Shares:
Issued Shares	303	334	301	333
Treasury Shares	(15)	(36)	(11)	(26)
Basic Shares	288	298	290	307
Effect of Dilutive Options and Restricted Stock	6	10	7	10
Diluted Shares	294	308	297	317
Anti-dilutive Options and Awards (a)	1	1	1	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Shareholders’ Equity
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2012 and 2011:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2012	2011	2012	2011
	(in millions)	(in thousands)		(in millions)
February 2012 (a)	$500	9,816	NA	$448	NA	$45.60
November 2011	250	3,657	NA	164	NA	44.90
May 2011	500	NA	12,535	NA	$468	37.30
March 2011	500	NA	13,695	NA	500	36.49
November 2010 (b)	200	NA	3,431	NA	109	31.65
Total		13,473	29,661	$612	$1,077
 _______________

(a)	The February 2012 repurchase program had $52 million remaining as of October 27, 2012.

(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable on the October 27, 2012 Consolidated Balance Sheet.
Subsequent to October 27, 2012, the Company repurchased an additional 55 thousand shares of common stock for $2 million under the February 2012 repurchase program. In addition, subsequent to October 27, 2012, the Company's Board of Directors approved a new $250 million share repurchase program ("November 2012 repurchase program") which includes $50 million remaining under the February 2012 repurchase program. Under the November 2012 repurchase program, the Company repurchased 53 thousand shares of common stock for $2 million through November 23, 2012.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during 2012 and 2011:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2012
Third Quarter	$0.25	$1.00	$1.25	$361
Second Quarter	0.25	—	0.25	73
First Quarter	0.25	—	0.25	73
2012 Total	$0.75	$1.00	$1.75	$507
2011
Third Quarter	$0.20	$—	$0.20	$60
Second Quarter	0.20	1.00	1.20	367
First Quarter	0.20	—	0.20	64
2011 Total	$0.60	$1.00	$1.60	$491

In August 2012, the Board of Directors declared the third quarter ordinary dividend of $0.25 per share and a special dividend of $1 per share. The special dividend, totaling $287 million, was distributed on September 7, 2012 to shareholders of record at the close of business on August 23, 2012. In accordance with the anti-dilutive provisions of the 2011 Stock Option and Performance Incentive Plan, the Company adjusted both the exercise price and the number of share-based awards outstanding as of the record date of the special dividend. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustment. Therefore, no compensation expense was recognized.

4. Restructuring Activities
During the fourth quarter of 2011, the Company initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. The Company recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million, including non-cash charges of $5 million, in the fourth quarter of 2011. Through the third quarter of 2012, the Company made cash payments of $10 million and decreased the estimate of expected contract termination costs by $3 million related to this restructuring program. This $3 million change in estimate was included in Cost of Goods Sold, Buying and Occupancy on the 2012 third quarter and year-to-date Consolidated Statements of Income. Of the remaining balance of $6 million, $4 million is included in Accrued Expenses and Other and $2 million is included in Other Long-term Liabilities on the October 27, 2012 Consolidated Balance Sheet.
During the second quarter of 2012, the Company initiated a second restructuring program designed to further resize the La Senza store fleet. The Company recognized a pre-tax charge of $4 million, including non-cash charges of $3 million, in the second quarter of 2012. In the third quarter of 2012, the Company recognized a pre-tax charge consisting of contract termination costs and other costs of $13 million, including non-cash charges of $3 million. Restructuring charges of $13 million and $16 million are included in Cost of Goods Sold, Buying and Occupancy on the 2012 third quarter and year-to-date Consolidated Statements of Income, respectively. Restructuring charges of $1 million are included in General, Administrative and Store Operating Expenses on the 2012 year-to-date Consolidated Statement of Income. Through the third quarter of 2012, the Company made cash payments of $2 million related to this restructuring program. Of the remaining balance of $9 million, $4 million is included in Accrued Expenses and Other and $5 million is included in Other Long-term Liabilities on the October 27, 2012 Consolidated Balance Sheet.

5. Inventories
The following table provides details of inventories as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Finished Goods Merchandise	$1,326	$926	$1,449
Raw Materials and Merchandise Components	120	71	88
Total Inventories	$1,446	$997	$1,537

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

6. Property and Equipment, Net
The following table provides details of property and equipment, net as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Property and Equipment, at Cost	$4,666	$4,387	$4,362
Accumulated Depreciation and Amortization	(2,825)	(2,743)	(2,701)
Property and Equipment, Net	$1,841	$1,644	$1,661

Depreciation expense was $95 million and $93 million for the third quarter of 2012 and 2011, respectively. Depreciation expense was $285 million and $287 million for year-to-date 2012 and 2011, respectively.

7. Goodwill, Trade Names and Other Intangible Assets, Net
Goodwill
The following table provides the rollforward of goodwill for year-to-date 2012:

	Victoria’s Secret	Bath & Body Works	Other (a)	Total
	(in millions)
Balance as of January 28, 2012	$690	$628	$12	$1,330
Foreign Currency Translation	—	—	—	—
Balance as of October 27, 2012	$690	$628	$12	$1,330
  ________________

(a)	Balance is presented net of a $189 million and $119 million La Senza impairment recognized in the fourth quarter of 2008 and the fourth quarter of 2011, respectively.

The following table provides the rollforward of goodwill for year-to-date 2011:

	Victoria’s Secret	Bath & Body Works	Other (a)	Total
	(in millions)
Balance as of January 29, 2011	$690	$628	$133	$1,451
Foreign Currency Translation	—	—	1	1
Balance as of October 29, 2011	$690	$628	$134	$1,452
  ________________

(a)	Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.

Intangible Assets – Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret, Bath & Body Works and La Senza trade names. These are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. The following table provides additional detail regarding the composition of trade names as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Victoria's Secret	$246	$246	$246
Bath & Body Works	165	165	165
La Senza	75	75	166
Intangible Assets - Trade Names	$486	$486	$577
Intangible Assets – Finite Lives
Intangible assets with finite lives represent certain trademarks and customer relationships. These assets totaled $8 million as of October 27, 2012, $9 million as of January 28, 2012 and $13 million as of October 29, 2011 and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. Amortization expense was $1 million and $1 million for the third quarter of 2012 and 2011, respectively. Amortization expense was $2 million and $3 million for year-to-date 2012 and 2011, respectively. Estimated future annual amortization expense will be approximately $1 million for the remainder of 2012, $3 million in 2013 and $2 million in both 2014 and 2015.

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
The Company's carrying value for this investment was $77 million as of October 27, 2012 and $72 million as of January 28, 2012 and is included in Other Assets on the October 27, 2012 and January 28, 2012 Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income on the 2012 Consolidated Statements of Income.
Subsequent to October 27, 2012, the Company received a $20 million dividend from the third-party apparel sourcing business. This will reduce the Company's carrying value in this investment in the fourth quarter of 2012.

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
In July 2011, the Company contributed all of its remaining 7.2 million shares of Express, valued at $163 million, to The Limited Brands Foundation. As a result, the Company recognized contribution expense in 2011 of $163 million which is included in General, Administrative and Store Operating Expenses on the 2011 Consolidated Statements of Income. The Company also recognized a non-taxable gain of $147 million, representing the difference between the market value of the Express shares on the date of the contribution and the Company’s net carrying value. The gain is included in Other Income on the 2011 Consolidated Statements of Income.

The Company maintains agreements with Express whereby the Company continues to provide logistics services and lease office space. The Company's third-party apparel sourcing business, which the Company divested in the fourth quarter of 2011, also continues to provide merchandise sourcing services to Express. The Company recognized merchandise sourcing revenue from Express of $123 million and $315 million in the third quarter of 2011 and year-to-date 2011, respectively. The Company’s accounts receivable from Express for merchandise sourcing and other services provided totaled $88 million as of October 29, 2011.
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $73 million as of October 27, 2012, $70 million as of January 28, 2012 and $69 million as of October 29, 2011 and are recorded in Other Assets on the Consolidated Balance Sheets. In the third quarter of 2012, the Company received $13 million in cash distributions from certain of the Company's investments in Easton. As a result, the Company recognized a pre-tax gain of $13 million which is included in Other Income on the 2012 Consolidated Statements of Income.
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
For the third quarter of 2012 and year-to-date 2012, the Company’s effective tax rates were 42.4% and 40.1%, respectively. The 2012 third quarter and year-to-date rate was higher than the Company's combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries.
For the third quarter of 2011 and year-to-date 2011, the Company’s effective tax rates were 22.6% and 24.1%, respectively. The third quarter of 2011 rate was lower than the Company's combined estimated federal and state rate primarily due to the resolution of certain income tax matters. The year-to-date 2011 rate was lower than the Company's combined estimated federal and state rate primarily due to tax benefits associated with the Company's charitable contribution of Express shares to The Limited Brands Foundation as well as the resolution of certain tax matters.
Income taxes paid were approximately $18 million and $24 million for the third quarter of 2012 and 2011, respectively. Income taxes paid approximated $306 million and $377 million for year-to-date 2012 and 2011, respectively.

10. Long-term Debt
The following table provides the Company’s long-term debt balance as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$—	$—
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	489	488	487
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,889	$1,888	$1,887
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$722	$724	$721
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	218	220	221
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	57	57	58
Total Senior Unsecured Debt	$1,646	$1,650	$1,649
Total	$4,535	$3,538	$3,536
Current Portion of Long-term Debt	(57)	(57)	—
Total Long-term Debt, Net of Current Portion	$4,478	$3,481	$3,536
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $23 million as of October 27, 2012, $25 million as of January 28, 2012 and $22 million as of October 29, 2011.

(b)
The principal balance outstanding was $213 million as of October 27, 2012, January 28, 2012 and October 29, 2011. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $5 million as of October 27, 2012, $7 million as of January 28, 2012 and $8 million as of October 29, 2011.

(c)
The principal balance outstanding was $57 million as of October 27, 2012, January 28, 2012 and October 29, 2011. The October 29, 2011 balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million.

Issuance of Notes
In February 2012, the Company issued $1 billion of 5.625% notes due in February 2022 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (such subsidiaries, the "Guarantors"). The proceeds from the issuance were $985 million, which were net of issuance costs of $15 million. These issuance costs are being amortized through the maturity date of February 2022 and are included within Other Assets on the October 27, 2012 Consolidated Balance Sheet.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of October 27, 2012, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of October 27, 2012, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $20 million of outstanding letters of credit as of October 27, 2012 that reduce its remaining availability under its Revolving Facility.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 11, “Derivative Instruments.”

11. Derivative Instruments
Foreign Exchange Risk
In January 2007, the Company entered into a series of cross-currency swaps related to approximately CAD$470 million of Canadian dollar denominated intercompany loans. These cross-currency swaps mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company’s Canadian operations. The cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The cross-currency swaps mature between 2015 and 2018 at the same time as the related loans and are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Other Long-term Liabilities	$59	$60	$66

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the third quarter and year-to-date 2012 and 2011:

		Third Quarter		Year-to-Date
	Location	2012	2011	2012	2011
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(6)	$17	$1	$(9)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (a)	Other Income	4	(17)	5	6
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk
Interest Rate Designated Fair Value Hedges
The Company had interest rate swap arrangements related to the 2017 Notes with a notional amount of $175 million as of January 28, 2012 and October 29, 2011. The interest rate swap arrangements effectively converted the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed interest rate.
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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Other Assets	$—	$14	$10

12. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Carrying Value	$4,535	$3,538	$3,536
Fair Value (a)	5,073	3,849	3,762

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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of October 27, 2012, January 28, 2012 and October 29, 2011:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of October 27, 2012
Assets:
Cash and Cash Equivalents	$547	$—	$—	$547
Liabilities:
Cross-currency Cash Flow Hedges	—	59	—	59
Lease Guarantees	—	—	3	3
As of January 28, 2012
Assets:
Cash and Cash Equivalents	$935	$—	$—	$935
Interest Rate Designated Fair Value Hedges	—	14	—	14
Liabilities:
Cross-currency Cash Flow Hedges	—	60	—	60
Lease Guarantees	—	—	4	4
As of October 29, 2011
Assets:
Cash and Cash Equivalents	$498	$—	$—	$498
Interest Rate Designated Fair Value Hedges	—	10	—	10
Liabilities:
Cross-currency Cash Flow Hedges	—	66	—	66
Lease Guarantees	—	—	5	5

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
The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the third quarter and year-to-date 2012 and 2011:

	Third Quarter		Year-to-Date
	2012	2011	2012	2011
	(in millions)
Beginning Balance	$3	$5	$4	$6
Change in Estimated Fair Value Reported in Earnings	—	—	(1)	(1)
Ending Balance	$3	$5	$3	$5

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

13. Comprehensive Income
The following table provides the rollforward of additional detail regarding the composition of accumulated other comprehensive income for year-to-date 2012:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2012	$(8)	$8	$—
Current-period Other Comprehensive Income	1	6	7
Balance as of October 27, 2012	$(7)	$14	$7
The following table provides the rollforward of additional detail regarding the composition of accumulated other comprehensive income (loss) for year-to-date 2011:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 29, 2011	$(7)	$8	$1
Current-period Other Comprehensive Income (Loss)	1	(2)	(1)
Balance as of October 29, 2011	$(6)	$6	$—

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

In July 2009, a complaint was filed against the Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees, and injunctive relief. In November 2011, a jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011. The Company is unable to estimate the range of possible losses related to future infringement through the patents' expiration in 2015. The Company intends to appeal the judgment and to vigorously defend against this action.

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $60 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with generally accepted accounting principles (“GAAP”) in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $39 million as of October 27, 2012, $49 million as of January 28, 2012 and $53 million as of October 29, 2011. The estimated fair value of these guarantee obligations was $3 million as of October 27, 2012, $4 million as of January 28, 2012 and $5 million as of October 29, 2011, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of October 27, 2012, January 28, 2012 and October 29, 2011.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $13 million for both the third quarter of 2012 and 2011. Total expense recognized related to the qualified plan was $40 million for both year-to-date 2012 and 2011.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $7 million for the third quarter of 2012 and $9 million for the third quarter of 2011. Total expense recognized related to the non-qualified plan was $19 million for year-to-date 2012 and $21 million for year-to-date 2011.

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

•
International retail, franchise, license and wholesale operations, which include the company-owned La Senza and Bath & Body Works stores in Canada and Victoria’s Secret stores in Canada and the United Kingdom;

•	Henri Bendel, a chain of specialty stores which feature accessories and personal care products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for the third quarter and year-to-date 2012 and 2011. As discussed above, certain reclassifications have been made to amounts for prior periods to conform to the current year's presentation.

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2012
Third Quarter:
Net Sales	$1,280	$538	$232	$2,050
Operating Income (Loss)	158	58	(29)	187
Year-to-Date:
Net Sales	$4,327	$1,652	$624	$6,603
Operating Income (Loss)	692	206	(113)	785
2011
Third Quarter:
Net Sales	$1,218	$504	$452	$2,174
Operating Income (Loss)	150	41	(5)	186
Year-to-Date:
Net Sales	$4,031	$1,547	$1,271	$6,849
Operating Income (Loss)	634	165	(202)	597

In the fourth quarter of 2011, the Company divested 51% of our third-party apparel sourcing business, which was included in Other in the table above. For additional information, see Note 8, "Equity Investments and Other."

The Company’s international sales, consisting of La Senza, Victoria's Secret Canada, Bath & Body Works Canada and Victoria's Secret UK retail sales; non-U.S. franchise, license and wholesale operations; and direct sales shipped internationally, totaled $242 million and $207 million for the third quarter of 2012 and 2011, respectively. The Company's international sales totaled $684 million and $643 million for year-to-date 2012 and 2011, respectively.

17. Subsequent Events
Subsequent to October 27, 2012, the Company received a $20 million dividend from its third-party apparel sourcing business, an investment accounted for under the equity method. For additional information, see Note 8, "Equity Investments and Other."
Subsequent to October 27, 2012, the Company's Board of Directors approved the new $250 million November 2012 repurchase program. In addition, the Company repurchased an additional 55 thousand shares of common stock for $2 million under the February 2012 repurchase program and 53 thousand shares of common stock for $2 million under the November 2012 repurchase program. For additional information, see Note 3, "Earnings Per Share and Shareholders' Equity."

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of October 27, 2012, January 28, 2012 and October 29, 2011; and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended October 27, 2012 and October 29, 2011.

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	October 27, 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$226	$321	$—	$547
Accounts Receivable, Net	—	142	83	—	225
Inventories	—	1,231	215	—	1,446
Deferred Income Taxes	—	34	16	—	50
Other	—	158	59	—	217
Total Current Assets	—	1,791	694	—	2,485
Property and Equipment, Net	—	1,036	805	—	1,841
Goodwill	—	1,318	12	—	1,330
Trade Names and Other Intangible Assets, Net	—	410	84	—	494
Net Investments in and Advances to/from Consolidated Affiliates	3,898	13,889	913	(18,700)	—
Other Assets	190	45	690	(648)	277
Total Assets	$4,088	$18,489	$3,198	$(19,348)	$6,427
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$451	$281	$—	$732
Accrued Expenses and Other	77	396	244	—	717
Current Portion of Long-term Debt	57	—	—	—	57
Income Taxes	—	—	6	—	6
Total Current Liabilities	134	847	531	—	1,512
Deferred Income Taxes	(5)	(3)	182	—	174
Long-term Debt	4,478	597	37	(634)	4,478
Other Long-term Liabilities	3	592	197	(14)	778
Total Equity (Deficit)	(522)	16,456	2,251	(18,700)	(515)
Total Liabilities and Equity (Deficit)	$4,088	$18,489	$3,198	$(19,348)	$6,427

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

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$1,872	$690	$(512)	$2,050
Costs of Goods Sold, Buying and Occupancy	—	(1,135)	(573)	483	(1,225)
Gross Profit	—	737	117	(29)	825
General, Administrative and Store Operating Expenses	(1)	(572)	(94)	29	(638)
Operating Income (Loss)	(1)	165	23	—	187
Interest Expense	(77)	(4)	(2)	6	(77)
Other Income (Expense)	160	(156)	16	(2)	18
Income (Loss) Before Income Taxes	82	5	37	4	128
Provision (Benefit) for Income Taxes	—	28	26	—	54
Equity in Earnings (Loss), Net of Tax	(8)	117	111	(220)	—
Net Income (Loss)	$74	$94	$122	$(216)	$74

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income	$74	$94	$122	$(216)	$74
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	4	—	4
Foreign Currency Translation	—	—	—	—	—
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(6)	—	(6)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(2)	—	(2)
Total Comprehensive Income	$74	$94	$120	$(216)	$72

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$2,022	$876	$(724)	$2,174
Costs of Goods Sold, Buying and Occupancy	—	(1,328)	(758)	697	(1,389)
Gross Profit	—	694	118	(27)	785
General, Administrative and Store Operating Expenses	(1)	(545)	(79)	26	(599)
Operating Income (Loss)	(1)	149	39	(1)	186
Interest Expense	(64)	(6)	(3)	9	(64)
Other Income (Expense)	—	5	(1)	(4)	—
Income (Loss) Before Income Taxes	(65)	148	35	4	122
Provision (Benefit) for Income Taxes	—	37	(9)	—	28
Equity in Earnings (Loss), Net of Tax	159	(62)	4	(101)	—
Net Income (Loss)	$94	$49	$48	$(97)	$94

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income	$94	$49	$48	$(97)	$94
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	1	—	(18)	—	(17)
Foreign Currency Translation	—	—	2	—	2
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	17	—	17
Total Other Comprehensive Income (Loss), Net of Tax	1	—	1	—	2
Total Comprehensive Income	$95	$49	$49	$(97)	$96

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$6,056	$1,997	$(1,450)	$6,603
Costs of Goods Sold, Buying and Occupancy	—	(3,639)	(1,681)	1,386	(3,934)
Gross Profit	—	2,417	316	(64)	2,669
General, Administrative and Store Operating Expenses	(4)	(1,672)	(273)	65	(1,884)
Operating Income (Loss)	(4)	745	43	1	785
Interest Expense	(234)	(14)	(7)	21	(234)
Other Income (Expense)	161	(152)	18	(8)	19
Income (Loss) Before Income Taxes	(77)	579	54	14	570
Provision (Benefit) for Income Taxes	—	140	88	—	228
Equity in Earnings (Loss), Net of Tax	419	84	173	(676)	—
Net Income (Loss)	$342	$523	$139	$(662)	$342

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income	$342	$523	$139	$(662)	$342
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	2	—	3	—	5
Foreign Currency Translation	—	—	1	—	1
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	1	—	1
Total Other Comprehensive Income (Loss), Net of Tax	2	—	5	—	7
Total Comprehensive Income	$344	$523	$144	$(662)	$349

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$6,337	$2,443	$(1,931)	$6,849
Costs of Goods Sold, Buying and Occupancy	—	(4,058)	(2,108)	1,847	(4,319)
Gross Profit	—	2,279	335	(84)	2,530
General, Administrative and Store Operating Expenses	(5)	(1,610)	(405)	87	(1,933)
Operating Income (Loss)	(5)	669	(70)	3	597
Interest Expense	(183)	(15)	(9)	24	(183)
Other Income (Expense)	—	12	231	(10)	233
Income (Loss) Before Income Taxes	(188)	666	152	17	647
Provision (Benefit) for Income Taxes	—	119	37	—	156
Equity in Earnings (Loss), Net of Tax	679	346	153	(1,178)	—
Net Income (Loss)	$491	$893	$268	$(1,161)	$491

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income	$491	$893	$268	$(1,161)	$491
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	3	—	4	—	7
Foreign Currency Translation	—	—	1	—	1
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(9)	—	(9)
Total Other Comprehensive Income (Loss), Net of Tax	3	—	(4)	—	(1)
Total Comprehensive Income	$494	$893	$264	$(1,161)	$490

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(121)	$55	$141	$—	$75
Investing Activities:
Capital Expenditures	—	(311)	(180)	—	(491)
Proceeds from Sale of Assets	—	9	—	—	9
Other Investing Activities	—	8	3	—	11
Net Cash Provided by (Used for) Investing Activities	—	(294)	(177)	—	(471)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	985	—	—	—	985
Repurchase of Common Stock	(616)	—	—	—	(616)
Dividends Paid	(507)	—	—	—	(507)
Excess Tax Benefits from Share-based Compensation	—	83	20	—	103
Net Financing Activities and Advances to/from Consolidated Affiliates	217	11	(228)	—	—
Proceeds from Exercise of Stock Options and Other	42	—	—	—	42
Net Cash Provided by (Used for) Financing Activities	121	94	(208)	—	7
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(145)	(243)	—	(388)
Cash and Cash Equivalents, Beginning of Period	—	371	564	—	935
Cash and Cash Equivalents, End of Period	$—	$226	$321	$—	$547

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(159)	$35	$218	$—	$94
Investing Activities:
Capital Expenditures	—	(174)	(164)	—	(338)
Proceeds from Sale of Express Common Stock	—	—	99	—	99
Net Investments in Consolidated Affiliates	—	—	(62)	62	—
Net Cash Provided by (Used for) Investing Activities	—	(174)	(127)	62	(239)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	981	—	—	—	981
Financing Costs	(7)	—	—	—	(7)
Repurchase of Common Stock	(1,073)	—	—	—	(1,073)
Dividends Paid	(491)	—	—	—	(491)
Excess Tax Benefits from Share-based Compensation	—	32	8	—	40
Net Financing Activities and Advances to/from Consolidated Affiliates	688	(505)	(121)	(62)	—
Proceeds from Exercise of Stock Options and Other	61	—	—	—	61
Net Cash Provided by (Used for) Financing Activities	159	(473)	(113)	(62)	(489)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(612)	(20)	—	(632)
Cash and Cash Equivalents, Beginning of Period	—	701	429	—	1,130
Cash and Cash Equivalents, End of Period	$—	$89	$409	$—	$498

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Limited Brands, Inc.:
We have reviewed the consolidated balance sheets of Limited Brands, Inc. and subsidiaries (the “Company”) as of October 27, 2012 and October 29, 2011, and the related consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011, and the consolidated statements of cash flows for the thirty-nine week periods ended October 27, 2012 and October 29, 2011. These financial statements are the responsibility of the Company’s management.
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
November 30, 2012

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
Executive Overview
We had strong performance in the third quarter of 2012. Our operating income increased $1 million to $187 million and our operating income rate improved to 9.1% from 8.6%. Our third quarter 2012 operating income included $10 million of expense associated with the store closure initiative at La Senza. Comparable store sales increased 5%, and net sales were $2.050 billion compared to $2.174 billion last year. Third quarter 2011 sales included $259 million attributable to the third-party apparel sourcing business which was sold in November 2011. At Victoria's Secret, sales increased 5% and operating income increased 5%. At Bath & Body Works, sales increased 7% and operating income increased 42%. For additional information related to our third quarter 2012 financial performance, see “Results of Operations.”

The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance with respect to the financial management of our business. We will continue to manage our business carefully, and we will focus on the execution of the retail fundamentals.
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

Store Data
The following table compares the third quarter of 2012 store data to the third quarter of 2011 and the year-to-date 2012 store data to year-to-date 2011:

	Third Quarter			Year-to-date
	2012	2011	% Change	2012	2011	% Change
Sales per Average Selling Square Foot
Victoria’s Secret Stores (a)	$166	$156	6%	$537	$495	8%
Bath & Body Works (a)	133	124	7%	408	380	7%
La Senza (b)	101	90	12%	300	277	8%
Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$992	$925	7%	$3,208	$2,926	10%
Bath & Body Works (a)	315	294	7%	966	900	7%
La Senza (b)	334	298	12%	995	923	8%
Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	6,012	5,934	1%
Bath & Body Works (a)	2,363	2,372	—%
La Senza	3,327	3,319	—%
Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,132	6,035	2%
Bath & Body Works (a)	3,734	3,784	(1)%
La Senza (c)	549	826	(34)%

(a)	Metric relates to company-owned stores in the U.S.

(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

(c)
During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet. Under this program, we closed 38 underperforming stores. Of these stores, 12 were closed as of January 28, 2012. The remainder were closed during the first quarter of 2012. During the second quarter of 2012, we initiated a second restructuring program to close an additional 41 underperforming stores. Of these stores, 34 were closed as of October 27, 2012 with the remainder expected to close by the end of the first quarter of 2013. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table compares third quarter of 2012 store data to the third quarter of 2011 and year-to-date 2012 store data to the year-to-date 2011:

	Third Quarter		Year-to-Date
Number of Stores (a)	2012	2011	2012	2011
Victoria’s Secret U.S.
Beginning of Period	1,015	1,018	1,017	1,028
Opened	8	1	20	2
Closed	(3)	(2)	(17)	(13)
End of Period	1,020	1,017	1,020	1,017
Bath & Body Works U.S.
Beginning of Period	1,581	1,596	1,587	1,606
Opened	—	2	3	3
Closed	(1)	(3)	(10)	(14)
End of Period	1,580	1,595	1,580	1,595
La Senza
Beginning of Period	197	249	230	252
Opened	—	—	—	—
Closed (b)	(32)	—	(65)	(3)
End of Period	165	249	165	249
Bath & Body Works Canada
Beginning of Period	69	62	69	59
Opened	1	3	2	6
Closed	—	—	(1)	—
End of Period	70	65	70	65
Victoria’s Secret Canada
Beginning of Period	20	14	19	12
Opened	4	4	5	6
Closed	—	(1)	—	(1)
End of Period	24	17	24	17
Henri Bendel
Beginning of Period	23	12	19	11
Opened	3	4	7	5
Closed	—	—	—	—
End of Period	26	16	26	16
Victoria’s Secret UK
Beginning of Period	1	—	—	—
Opened	1	—	2	—
Closed	—	—	—	—
End of Period	2	—	2	—
Total
Beginning of Period	2,906	2,951	2,941	2,968
Opened	17	14	39	22
Closed	(36)	(6)	(93)	(31)
End of Period	2,887	2,959	2,887	2,959

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

(b)
During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet. Under this program, we closed 38 underperforming stores. Of these stores, 12 were closed as of January 28, 2012. The remainder were closed during the first quarter of 2012. During the second quarter of 2012, we initiated a second restructuring program to close an additional 41 underperforming stores. Of these stores, 34 were closed as of October 27, 2012 with the remainder expected to close by the end of the first quarter of 2013. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Segment Reporting Change
In the fourth quarter of 2011, we ceased aggregating La Senza with Victoria's Secret. While this reporting change did not impact our consolidated results, segment data for previous years has been recast to be consistent with the current year presentation throughout.

Results of Operations
Third Quarter of 2012 Compared to Third Quarter of 2011
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the third quarter of 2012 in comparison to the third quarter of 2011:

			Operating Income Rate
	2012	2011	2012	2011
Third Quarter	(in millions)
Victoria’s Secret	$158	$150	12.3%	12.3%
Bath & Body Works	58	41	10.7%	8.1%
Other (a) (b)	(29)	(5)	(12.4)%	(1.1)%
Total Operating Income	$187	$186	9.1%	8.6%

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are included in the third quarter of 2011 but not the third quarter of 2012. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

(b)
2012 includes $10 million of expense associated with the store closure initiative at La Senza. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

For the third quarter of 2012, operating income increased $1 million to $187 million and the operating income rate increased to 9.1% from 8.6%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2012 in comparison to the third quarter of 2011:

	2012	2011	% Change
Third Quarter	(in millions)
Victoria’s Secret Stores	$1,009	$941	7%
Victoria’s Secret Direct	271	277	(2)%
Total Victoria’s Secret	1,280	1,218	5%
Bath & Body Works	538	504	7%
Other (a)	232	452	(49)%
Total Net Sales	$2,050	$2,174	(6)%

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. Third quarter 2011 sales included $259 million attributable to the third-party apparel sourcing business. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table provides a reconciliation of net sales for the third quarter of 2012 to the third quarter of 2011:

	Victoria’s Secret	Bath & Body Works	Other	Total
Third Quarter	(in millions)
2011 Net Sales	$1,218	$504	$452	$2,174
Comparable Store Sales	52	23	(2)	73
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	16	5	24	45
Foreign Currency Translation	—	—	2	2
Direct Channels	(6)	6	—	—
Mast Global and Other	—	—	15	15
Divestiture of Third-party Apparel Sourcing Business	—	—	(259)	(259)
2012 Net Sales	$1,280	$538	$232	$2,050

The following table compares the third quarter of 2012 comparable store sales to the third quarter of 2011:

Third Quarter	2012	2011
Victoria’s Secret Stores	6%	13%
Bath & Body Works	5%	9%
Total Comparable Store Sales (a)	5%	9%

(a)	Includes La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For the third quarter of 2012, our net sales decreased $124 million to $2.050 billion and comparable store sales increased 5%. Third quarter 2011 sales included $259 million attributable to the third-party apparel sourcing business which was sold in November 2011. The change in our net sales was driven by the following:

Victoria's Secret

For the third quarter of 2012, net sales increased $62 million to $1.280 billion and comparable store sales increased 6%. The increase in net sales was primarily driven by the following:

•
At Victoria's Secret Stores, net sales increased across most categories including Pink and swimwear, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution.

•	At Victoria's Secret Direct, net sales decreased 2% related to a decrease in apparel partially offset by increases in Pink, core lingerie and sleepwear.

The increase in comparable store sales was primarily driven by higher average dollar sales and an increase in total transactions at Victoria's Secret Stores.
Bath & Body Works
For the third quarter of 2012, net sales increased $34 million to $538 million and comparable store sales increased 5%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and antibacterial categories which all incorporated newness and innovation. The increase in comparable store sales was driven primarily by an increase in average dollar sales.
Other
For the third quarter of 2012, net sales decreased $220 million to $232 million primarily related to the divestiture of the third-party sourcing business in the fourth quarter of 2011 and a decrease in sales at La Senza due to store closures. This decrease was partially offset by growth in Victoria's Secret and Bath & Body Works sales in Canada, Victoria's Secret sales in the UK and Henri Bendel sales.

Gross Profit
For the third quarter of 2012, our gross profit increased $40 million to $825 million and our gross profit rate (expressed as a percentage of net sales) increased to 40.2% from 36.1%, primarily driven by the following:
Victoria's Secret

For the third quarter of 2012, the gross profit increase was primarily driven by the following:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and store related activity.

•
At Victoria's Secret Direct, gross profit decreased primarily due to lower merchandise margin dollars as a result of the decrease in net sales and higher buying and occupancy expenses driven by higher website expenses.

The gross profit rate increase was driven by an increase in the merchandise margin rate due to decreased promotional activities and favorable input costs at Pink.

Bath & Body Works

For the third quarter of 2012, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales and store related activity. The gross profit rate increase was driven primarily by a decrease in the buying and occupancy expense rate due to leverage associated with higher sales and an increase in the merchandise margin rate due to less promotional activities.
Other

For the third quarter of 2012, the gross profit decrease was primarily driven by the divestiture of the third-party apparel sourcing business, lower merchandise margin dollars related to net sales decreases at La Senza and $10 million in store closure restructuring charges related to our La Senza business. The decrease was partially offset by higher merchandise margin dollars related to net sales increases in our Canadian Victoria's Secret and Bath & Body Works stores and Victoria's Secret UK stores. The gross profit rate increased significantly primarily driven by the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011 which removed lower margin sales.

General, Administrative and Store Operating Expenses

For the third quarter of 2012, our general, administrative and store operating expenses increased $39 million to $638 million primarily driven by:

•	An increase in store selling expenses related to higher sales and other investments to improve the customer experience, including investments in training and technology; and

•	An increase in expenses resulting from increased international expansion.

The general, administrative and store operating expense rate increased to 31.1% from 27.6% primarily due to the factors mentioned above and the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011.

Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2012 and 2011:

Third Quarter	2012	2011
Average daily borrowings (in millions)	$4,520	$3,520
Average borrowing rate (in percentages)	6.83%	7.18%
For the third quarter of 2012, our interest expense increased $13 million to $77 million primarily driven by an increase in average borrowings related to the February 2012 $1 billion note issuance partially offset by a decrease in the average borrowing rate.
Other Income
For the third quarter of 2012, our other income increased $18 million to $18 million primarily driven by the $13 million gain related to $13 million in cash distributions from certain of our investments in Easton in the third quarter of 2012 and equity method income from our investment in the third-party apparel sourcing business.

Provision for Income Taxes

For the third quarter of 2012, our effective tax rate was 42.4% as compared to 22.6% in the third quarter of 2011. The 2012 rate was higher than our combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries. The 2011 rate was lower than our combined estimated federal and state rate primarily due to income tax benefits associated with the resolution of certain tax matters.

Results of Operations
Year-to-Date 2012 Compared to Year-to-Date 2011
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2012 in comparison to year-to-date 2011:

			Operating Income Rate
	2012	2011	2012	2011
Year-to-Date	(in millions)
Victoria’s Secret	$692	$634	16.0%	15.7%
Bath & Body Works	206	165	12.5%	10.7%
Other (a) (b) (c)	(113)	(202)	(18.0)%	(15.9)%
Total Operating Income	$785	$597	11.9%	8.7%

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

(c)
2012 includes $14 million of expense associated with the store closure initiative at La Senza. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

For year-to-date 2012, operating income increased $188 million to $785 million and the operating income rate increased to 11.9% from 8.7%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for year-to-date 2012 in comparison to year-to-date 2011:

	2012	2011	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores	$3,267	$2,992	9%
Victoria’s Secret Direct	1,060	1,039	2%
Total Victoria’s Secret	4,327	4,031	7%
Bath & Body Works	1,652	1,547	7%
Other (a)	624	1,271	(51)%
Total Net Sales	$6,603	$6,849	(4)%

(a)
Includes Corporate, Mast Global, Henri Bendel and our international operations including La Senza. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. Year-to-date 2011 sales included $689 million attributable to the third-party apparel sourcing business. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table provides a reconciliation of net sales for year-to-date 2012 to year-to-date 2011:

	Victoria’s Secret	Bath & Body Works	Other	Total
Year-to-Date	(in millions)
2011 Net Sales	$4,031	$1,547	$1,271	$6,849
Comparable Store Sales	238	84	(9)	313
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	37	4	39	80
Foreign Currency Translation	—	—	(8)	(8)
Direct Channels	21	17	—	38
Mast Global and Other	—	—	20	20
Divestiture of Third-party Apparel Sourcing Business	—	—	(689)	(689)
2012 Net Sales	$4,327	$1,652	$624	$6,603

The following table compares year-to-date 2012 comparable store sales to year-to-date 2011:

Year-to-Date	2012	2011
Victoria’s Secret Stores	9%	15%
Bath & Body Works	6%	8%
Total Comparable Store Sales (a)	7%	11%

(a)	Includes La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For year-to-date 2012, our net sales decreased $246 million to $6.603 billion and comparable store sales increased 7%. Year-to-date 2011 sales included $689 million attributable to the third-party apparel sourcing business which was sold in November 2011. The change in our net sales was driven by the following:

Victoria's Secret

For year-to-date 2012, net sales increased $296 million to $4.327 billion and comparable store sales increased 9%. The increase in net sales was primarily driven by the following:

•
At Victoria's Secret Stores, net sales increased across most categories including Pink, core lingerie, swimwear and beauty, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution.

•	At Victoria's Secret Direct, net sales increased 2% related to increases in Pink, core lingerie, swimwear, sleepwear and beauty partially offset by a decrease in apparel.

The increase in comparable store sales was primarily driven by an increase in total transactions and higher average dollar sales at Victoria's Secret Stores.
Bath & Body Works
For year-to-date 2012, net sales increased $105 million to $1.652 billion and comparable store sales increased 6%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and antibacterial categories which all incorporated newness and innovation. The increase in comparable store sales was driven by higher average dollar sales.
Other
For year-to-date 2012, net sales decreased $647 million to $624 million primarily related to the divestiture of the third-party sourcing business in the fourth quarter of 2011 and a decrease in sales at La Senza due to store closures. This decrease was partially offset by growth in Victoria's Secret and Bath & Body Works sales in Canada, Victoria's Secret sales in the UK, and Henri Bendel sales.
Gross Profit
For year-to-date 2012, our gross profit increased $139 million to $2.669 billion and our gross profit rate (expressed as a percentage of net sales) increased to 40.4% from 36.9%, primarily driven by the following:
Victoria's Secret

For year-to-date 2012, the gross profit increase was primarily driven by the following:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and store related activity.

•
At Victoria's Secret Direct, gross profit decreased primarily due to higher buying and occupancy expenses driven by higher website expenses partially offset by higher merchandise margin dollars as a result of the increase in net sales.

The gross profit rate was roughly flat driven by a decrease in the merchandise margin rate due to increased promotional activity partially offset by a decrease in the buying and occupancy expense rate due to leverage associated with higher sales.

Bath & Body Works

For year-to-date 2012, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses driven by higher occupancy costs related to the increase in net sales and store related activity. The gross profit rate increase was driven primarily by a decrease in the buying and occupancy expense rate due to leverage associated with higher sales.
Other

For year-to-date 2012, the gross profit decrease was primarily driven by the divestiture of the third-party apparel sourcing business, lower merchandise margin dollars related to net sales decreases at La Senza and $13 million in store closure restructuring charges related to our La Senza business. The decrease was partially offset by higher merchandise margin dollars related to net sales increases in our Canadian Victoria's Secret and Bath & Body Works stores, Victoria's Secret UK stores and Henri Bendel stores and higher merchandise margin dollars at Mast Global related to net sales increases to our internal brands. The gross profit rate increased significantly primarily driven by the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011 which removed lower margin sales.

General, Administrative and Store Operating Expenses

For year-to-date 2012, our general, administrative and store operating expenses decreased $49 million to $1.884 billion primarily driven by $163 million of expense associated with the charitable contribution to The Limited Brands Foundation in 2011. This decrease was partially offset by:

•	An increase in store selling expenses related to higher sales and other investments to improve the customer experience, including investments in training and technology;

•	An increase in expenses resulting from increased international expansion;

•	An increase in severance expense; and

•	$1 million in store closure restructuring charges related to our La Senza business.

The general, administrative and store operating expense rate increased to 28.5% from 28.2% primarily due to the factors mentioned above and by the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2012 and 2011:

Year-to-Date	2012	2011
Average daily borrowings (in millions)	$4,520	$3,312
Average borrowing rate (in percentages)	6.84%	7.28%
For year-to-date 2012, our interest expense increased $51 million to $234 million driven by an increase in average borrowings related to the February 2012 $1 billion note issuance partially offset by a decrease in the average borrowing rate.
Other Income
For year-to-date 2012, our other income decreased $214 million to $19 million primarily driven by an $147 million gain related to the charitable contribution of our remaining shares of Express to The Limited Brands Foundation in the second quarter of 2011 and an $86 million gain related to the sale of a portion of our shares of Express, Inc. common stock in the first quarter of 2011. This decrease was partially offset by the $13 million gain related to $13 million in cash distributions from certain of our investments in Easton in the third quarter of 2012 and equity method income from our investment in the third-party apparel sourcing business.

Provision for Income Taxes

For year-to-date 2012, our effective tax rate was 40.1% as compared to 24.1% in 2011. The 2012 rate was higher than our combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries. The 2011 rate was lower than our combined estimated federal and state rate primarily due to tax benefits associated with the charitable contribution of Express shares to The Limited Brands Foundation as well as the resolution of certain tax matters.

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
Our total cash and cash equivalents held by foreign subsidiaries were $317 million as of October 27, 2012. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional U.S. income taxes and foreign withholding taxes.

The following table provides our long-term debt balance as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$—	$—
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	489	488	487
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,889	$1,888	$1,887
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$722	$724	$721
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	218	220	221
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)(c)	57	57	58
Total Senior Unsecured Debt	$1,646	$1,650	$1,649
Total	$4,535	$3,538	$3,536
Current Portion of Long-term Debt	(57)	(57)	—
Total Long-term Debt	$4,478	$3,481	$3,536

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $23 million as of October 27, 2012, $25 million as of January 28, 2012 and $22 million as of October 29, 2011.

(b)
The principal balance outstanding was $213 million as of October 27, 2012, January 28, 2012 and October 29, 2011. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $5 million as of October 27, 2012, $7 million as of January 28, 2012 and $8 million as of October 29, 2011.

(c)
The principal balance outstanding was $57 million as of October 27, 2012, January 28, 2012 and October 29, 2011. The October 29, 2011 balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments outside of the Guarantors and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of October 27, 2012, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of October 27, 2012, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $20 million of outstanding letters of credit as of October 27, 2012 that reduces our remaining availability under our Revolving Facility.
Fair Value Interest Rate Swap Arrangements
We had interest rate swap arrangements related to the 2017 Notes with a notional amount of $175 million as of January 28, 2012 and October 29, 2011. The interest rate swap arrangements effectively converted the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed interest rate.
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

The following table provides a summary of our working capital position and capitalization as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Cash Provided by Operating Activities (a)	$75	$1,266	$94
Capital Expenditures (a)	491	426	338
Working Capital	973	842	1,112
Capitalization:
Long-term Debt	4,478	3,481	3,536
Shareholders’ Equity (Deficit)	(515)	137	520
Total Capitalization	3,963	3,618	4,056
Remaining Amounts Available Under Credit Agreements (b)	980	987	968

(a)	The January 28, 2012 amounts represent a twelve-month period and the October 27, 2012 and October 29, 2011 amounts represent nine-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $20 million as of October 27, 2012, $13 million as of January 28, 2012 and $32 million as of October 29, 2011.

Credit Ratings
The following table provides our credit ratings as of October 27, 2012:

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

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during year-to-date 2012 and 2011:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2012	2011	2012	2011
	(in millions)	(in thousands)		(in millions)
February 2012 (a)	$500	9,816	NA	$448	NA	$45.60
November 2011	250	3,657	NA	164	NA	44.90
May 2011	500	NA	12,535	NA	$468	37.30
March 2011	500	NA	13,695	NA	500	36.49
November 2010 (b)	200	NA	3,431	NA	109	31.65
Total		13,473	29,661	$612	$1,077

(a)	The February 2012 repurchase program had $52 million remaining as of October 27, 2012.

(b)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

NA	Not applicable

There were no share repurchases reflected in Accounts Payable on the October 27, 2012 Consolidated Balance Sheet.
Subsequent to October 27, 2012, we repurchased an additional 55 thousand shares of common stock for $2 million under the February 2012 repurchase program. In addition, subsequent to October 27, 2012, our Board of Directors approved a new $250 million share repurchase program ("November 2012 repurchase program") which includes $50 million remaining under the February 2012 repurchase program. Under the November 2012 repurchase program, we repurchased 53 thousand shares of common stock for $2 million through November 23, 2012.
Dividends
Under the authority and declaration of our Board of Directors, we paid the following dividends during the third quarter and year-to-date of 2012 and 2011:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2012
Third Quarter	$0.25	$1.00	$1.25	$361
Second Quarter	0.25	—	0.25	73
First Quarter	0.25	—	0.25	73
2012 Total	$0.75	$1.00	$1.75	$507
2011
Third Quarter	$0.20	$—	$0.20	$60
Second Quarter	0.20	1.00	1.20	367
First Quarter	0.20	—	0.20	64
2011 Total	$0.60	$1.00	$1.60	$491
Our Board of Directors will determine future dividends after giving consideration to the Company's levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time.

In August 2012, our Board of Directors declared the third quarter ordinary dividend of $0.25 per share and a special dividend of $1 per share. The special dividend, totaling $287 million, was distributed on September 7, 2012 to shareholders of record at the close of business on August 23, 2012.
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2012 and 2011:

	Year-to-Date
	2012	2011
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$935	$1,130
Net Cash Flows Provided by Operating Activities	75	94
Net Cash Flows Used for Investing Activities	(471)	(239)
Net Cash Flows Provided by (Used for) Financing Activities	7	(489)
Effect of Exchange Rate Changes on Cash	1	2
Net Decrease in Cash and Cash Equivalents	(388)	(632)
Cash and Cash Equivalents, End of Period	$547	$498
Operating Activities
Net cash provided by operating activities in 2012 was $75 million, including net income of $342 million and excess tax benefits from share-based compensation of $103 million. Net income included depreciation and amortization of $287 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal increases in inventories (and related increases in accounts payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.

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
Investing Activities
Net cash used for investing activities in 2012 was $471 million consisting primarily of capital expenditures of $491 million. The capital expenditures included $358 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
Financing Activities
Net cash provided by financing activities in 2012 was $7 million consisting primarily of proceeds from the issuance of long-term debt of $985 million (net of issuance costs), excess tax benefits from share-based compensation of $103 million and proceeds from the exercise of stock options of $42 million, partially offset by repurchases of common stock of $616 million and quarterly and special dividend payments aggregating to $1.75 per share, or $507 million.
Net cash used for financing activities in 2011 was $489 million consisting primarily of repurchase of common stock of $1.073 billion and quarterly and special dividend payments aggregating to $1.60 per share, or $491 million, partially offset by proceeds from the issuance of long-term debt of $981 million (net of issuance costs) and proceeds from the exercise of stock options.
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $60 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods, and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $39 million as of October 27, 2012, $49 million as of January 28, 2012 and $53 million as of October 29, 2011. The estimated fair value of these guarantee obligations was $3 million as of October 27, 2012, $4 million as of January 28, 2012 and $5 million as of October 29, 2011, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We have no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of October 27, 2012, January 28, 2012 and October 29, 2011.
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
Foreign Exchange Rate Risk
To mitigate the translation risk to our earnings and the fair value of our Canadian operations associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk to our Canadian net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate.
In addition, our Canadian dollar denominated earnings are subject to U.S. dollar-Canadian dollar exchange rate risk as substantially all of our merchandise sold in Canada is sourced through U.S. dollar transactions.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is comprised of U.S. and Canadian government obligations, U.S. Treasury and AAA-rated money market funds, bank time deposits and highly-

rated commercial paper. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
All of our long-term debt as of October 27, 2012 has fixed interest rates. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of October 27, 2012, we have no outstanding interest rate swap arrangements related to our long-term debt.
Fair Value of Financial Instruments
As of October 27, 2012, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of October 27, 2012, January 28, 2012 and October 29, 2011:

	October 27, 2012	January 28, 2012	October 29, 2011
	(in millions)
Long-term Debt: (a)
Carrying Value	$4,535	$3,538	$3,536
Fair Value, Estimated (b)	5,073	3,849	3,762
Cross-currency Swap Arrangements (c)	59	60	66
Fixed-to-Floating Interest Rate Swap Arrangements (c)	—	(14)	(10)

(a)	The increase in long-term debt is related to the issuance of the February 2022 Notes.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an (asset) liability position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2009, a complaint was filed against our Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees, and injunctive relief. In November 2011, a jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011. We are unable to estimate the range of possible losses related to future infringement through the patents' expiration in 2015. We intend to appeal the judgment and to vigorously defend against this action.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides our repurchases of our common stock during the third quarter of 2012:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2012	175	$48.78	171	$52,228
September 2012	11	48.54	—	52,228
October 2012	8	50.29	—	52,228
Total	194		171

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS

Exhibits

10.1	Employment Agreement dated as of November 30, 2012 among Limited Brands, Inc. and Sharen Jester Turney filed hereto at Exhibit 10.1

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIMITED BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *

Date: November 30, 2012

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.