Form 10-K
period 2013-02-02
LIMITED BRANDS INC
filed 2013-03-22
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: 11,340,755,842.
Number of shares outstanding of the registrant’s Common Stock as of March 15, 2013: 288,193,641.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2013 Annual Meeting of Stockholders to be held on May 23, 2013, are incorporated by reference into Part II and Part III.

PART I

ITEM 1. BUSINESS.
General
We operate in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to a segment leader focused on women’s intimate and other apparel, personal care and beauty categories that make customers feel sexy, sophisticated and forever young. We sell our merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada and the United Kingdom ("U.K."), which are primarily mall-based, and through websites, catalogue and international franchise, license and wholesale partners. We are committed to building a family of the world’s best fashion retail brands, offering captivating customer experiences that drive long-term loyalty.
Victoria’s Secret
Victoria’s Secret, including Victoria’s Secret Pink, is the leading specialty retailer of women’s intimate and other apparel with fashion-inspired collections, prestige fragrances and cosmetics, celebrated supermodels and world-famous runway shows. We sell our Victoria’s Secret products at more than 1,000 Victoria’s Secret stores in the U.S., Canada and U.K., through the Victoria’s Secret catalogue and online at www.VictoriasSecret.com. Additionally, Victoria’s Secret brand products are also sold in stores operated by partners under a franchise or wholesale model throughout the world.
Bath & Body Works
Bath & Body Works is one of the leading specialty retailers of home fragrance and personal care products including shower gels, lotions, soaps and sanitizers. We sell our Bath & Body Works products at more than 1,600 Bath & Body Works stores in the U.S. and Canada and online at www.BathandBodyWorks.com. Additionally, Bath & Body Works brand products are available at franchise locations throughout the world.
Other Brands
La Senza is a specialty retailer of women’s intimate apparel. We sell our La Senza products at more than 150 La Senza stores in Canada and online at www.LaSenza.com. Additionally, La Senza has more than 330 stores in 32 countries operating under franchise and licensing arrangements.
Henri Bendel sells upscale accessory products through our New York flagship and 28 other stores, as well as online at www.HenriBendel.com.
Acquisitions and Divestitures
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2012” refers to the 53-week period ending February 2, 2013. “2011”, “2010”, “2009” and “2008” refer to the 52-week periods ending January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009, respectively.

Real Estate

Company-owned Retail Stores
Our company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the U.S., Canada and U.K. As a result of our strong brand and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate. Substantially all of our stores were profitable in 2012.
The following table provides the retail businesses and the number of our company-owned retail stores in operation for each business as of February 2, 2013 and January 28, 2012.

	February 2, 2013	January 28, 2012
Victoria’s Secret Stores U.S.	1,019	1,017
Bath & Body Works U.S.	1,571	1,587
La Senza Canada (a)	158	230
Bath & Body Works Canada	71	69
Victoria’s Secret Canada	26	19
Henri Bendel	29	19
Victoria's Secret U.K.	2	—
Total	2,876	2,941
________________

(a)
During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet. Under this program, we closed 38 underperforming stores. Of these stores, 12 were closed as of January 28, 2012. The remainder were closed during the first quarter of 2012. During the second quarter of 2012, we initiated a second restructuring program to close an additional 41 underperforming stores. Of these stores, 40 were closed as of February 2, 2013. The remaining store closed in February 2013. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2012	2,941	48	(113)	2,876
2011	2,968	40	(67)	2,941
2010	2,971	44	(47)	2,968
2009	3,014	59	(102)	2,971
2008	2,926	145	(57)	3,014
Franchise, License and Wholesale Agreements
In addition to our company-owned stores, our products are sold at hundreds of franchise and other locations throughout the world. We have agreements with unaffiliated partners to operate Victoria's Secret, Bath & Body Works and La Senza stores throughout the world. Under these agreements, third parties operate stores that sell our products under our brand names. We continue to increase the number of locations under these types of arrangements as part of our efforts to expand internationally.

Our Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future growth:
Industry Leading Brands
We believe that our two flagship brands, Victoria’s Secret and Bath & Body Works, are highly recognized and others, including Pink and La Senza, exhibit brand recognition which provides us with a competitive advantage. These brands are aspirational at accessible price points and have a loyal customer base. These brands allow us to target markets across the economic spectrum, across demographics and across the world.

•
At Victoria’s Secret, we market products to the college-age woman with Pink and then transition her into glamorous and sexy product lines, such as Angels, Very Sexy and Body by Victoria. While bras and panties are the core of what we do, these brands also give our customers choices in clothing, accessories, fragrances, personal care, swimwear and athletic attire.

•	Bath & Body Works caters to our customers’ entire well-being, providing shower gels and lotions, aromatherapy, soaps and sanitizers, home fragrance and personal care accessories.

•	In Canada, La Senza is a leader in young women’s intimate apparel. La Senza offerings include bras, panties, sleepwear, loungewear and accessories.
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
Experienced and Committed Management Team
We were founded in 1963 and have been led since inception by Leslie H. Wexner. Our senior management team has a wealth of retail and business experience at Limited Brands and other companies such as Neiman Marcus, The Gap, Inc., The Home Depot, Land's End, Levi Strauss and Yum Brands. We believe that we have one of the most experienced management teams in retail.
Additional Information
Merchandise Suppliers
During 2012, we purchased merchandise from approximately 1,000 suppliers located throughout the world. No supplier provided 10% or more of our merchandise purchases.

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
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2012, 2011 and 2010 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
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

Associate Relations
As of February 2, 2013, we employed approximately 99,400 associates, 79,800 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.
Executive Officers of Registrant
Set forth below is certain information regarding our executive officers.
Leslie H. Wexner, 75, has been our Chairman of the Board of Directors for more than thirty-five years and our Chief Executive Officer since our founding in 1963.
Charles C. McGuigan, 56, has been our Chief Operating Officer since May 2012 and our Chief Executive Officer and President of Mast Global since February 2011.
Stuart B. Burgdoerfer, 49, has been our Executive Vice President and Chief Financial Officer since April 2007.
Sharen J. Turney, 56, has been our Chief Executive Officer and President of Victoria’s Secret since July 2006.
Nicholas P. M. Coe, 50, has been our Chief Executive Officer and President of Bath & Body Works since August 2011.
Jane L. Ramsey, 55, has been our Executive Vice President, Human Resources, since April 2006.
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
SEC Public Reference Room
100 F Street NE
Washington, D.C. 20549
Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website at www.LimitedBrands.com.
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

•	the seasonality of our business;

•	the dependence on a high volume of mall traffic and the possible lack of availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand into global markets and related risks;

•	our relationships with independent licensees and franchisees;

•	our direct channel businesses;

•	our failure to protect our reputation and our brand images;

•	our failure to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry generally and the segments in which we operate particularly;

•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our ability to source, distribute and sell goods and materials on a global basis, including risks related to:

•	political instability;

•	duties, taxes and other charges;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	the disruption of production or distribution by labor disputes; and

•	changing expectations regarding product safety due to new legislation;

•	stock price volatility;

•	our failure to maintain our credit rating;

•	our ability to service or refinance our debt;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified employees and manage labor costs;

•	the inability of our manufacturers to deliver products in a timely manner and meet quality standards;

•	fluctuations in product input costs;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	claims arising from our self-insurance;

•	our ability to implement and maintain information technology systems and to protect associated data;

•	our failure to comply with regulatory requirements;

•	tax matters; and

•	legal and compliance matters.
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
Our net sales, profit, cash flows and future growth may be adversely affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. In addition, market disruptions due to severe weather conditions, natural disasters, health hazards or other major events or the prospect of these events could also impact consumer spending and confidence levels. In particular, our operating results are impacted by factors in the U.S., Canadian and U.K. economies. Purchases of women’s intimate and other apparel, beauty and personal care products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our net sales, operating income, cash and inventory levels fluctuate on a seasonal basis.
We experience major seasonal fluctuations in our net sales and operating income, with a significant portion of our operating income typically realized during the fourth quarter holiday season. Any decrease in sales or margins during this period could have a material adverse effect on our results of operations, financial condition and cash flows.
Seasonal fluctuations also affect our cash and inventory levels, since we usually order merchandise in advance of peak selling periods and sometimes before new fashion trends are confirmed by customer purchases. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling inventory, we may have to sell the inventory at significantly reduced prices or may not be able to sell the inventory at all, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our direct channel businesses includes risks that could have an adverse effect on our results.
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
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third-party copies our products in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

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
We may be adversely impacted by our inability to adequately source, distribute and sell merchandise and other materials on a global basis.
We source merchandise and other materials directly in international markets and in our domestic market. We distribute merchandise and other materials globally to our partners in international locations and to our stores. Many of our imports and exports are subject to a variety of customs regulations and international trade arrangements, including existing or potential duties, tariffs or safeguard quotas. We compete with other companies for production facilities.
We also face a variety of other risks generally associated with doing business on a global basis, such as:

•	political instability;

•	imposition of duties, taxes and other charges on imports or exports;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•
local business practice and political issues (including issues relating to compliance with domestic or international labor standards) which may result in adverse publicity or threatened or actual adverse consumer actions, including boycotts;

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption of production or distribution due to labor disputes; and

•	changing expectations regarding product safety due to new legislation.

New initiatives may be proposed impacting the trading status of certain countries and may include retaliatory duties or other trade sanctions which, if enacted, could impact our trading relationships with vendors or other parties in such countries.
In addition, significant health hazards, environmental hazards or natural disasters may occur which could have a negative effect on the economies, financial markets and business activity of international markets.
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

Our failure to maintain our credit rating could negatively affect our ability to access capital and could increase our interest expense.
The credit ratings agencies periodically review our capital structure and the quality and stability of our earnings. A deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our credit rating. Any negative ratings actions could constrain the capital available to our company or our industry and could limit our access to funding for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs will likely increase, which could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, changes to our credit rating could affect our interest costs.
We may be unable to service or refinance our debt.
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
We significantly rely on our ability to implement and sustain information technology systems and to protect associated data.
Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our information technology systems, as well as those of our service providers, are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Additionally, these types of problems could result in a breach of confidential customer, merchandise, financial or other important information which could result in damage to our reputation and/or litigation. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process orders and deliver products to the stores or impact our consumers ability to access our websites in a timely manner or expose confidential customer, merchandise, financial or other important information could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the Foreign Corrupt Practices Act, the SEC and the New York Stock Exchange (the “NYSE”). Failure to comply with such laws and regulations could have an adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of February 2, 2013:

Location	Use	Approximate Square Footage
Columbus, Ohio	Corporate, distribution and shipping	6,388,000
Montreal, Quebec, Canada	Office, distribution and shipping	381,000
New York, New York	Office, sourcing and product development/design	479,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	90,000
Various international locations	Office and sourcing	81,000

United States
Our business for both the Victoria’s Secret and Bath & Body Works segments is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York, New York and Kettering, Ohio.
Our distribution and shipping facilities consist of seven buildings located in the Columbus, Ohio area. These buildings, including attached office space, comprise approximately 6.4 million square feet.
As of February 2, 2013, we operate 2,619 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years. The leases expire at various dates between 2013 and 2026.
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
Our distribution and shipping facilities consist of two buildings located in the Montreal, Quebec area. These buildings, including attached office space, comprise approximately 317,000 square feet. Additionally, we lease additional office facilities in the Montreal area comprised of approximately 64,000 square feet.
As of February 2, 2013, we operate 255 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. A substantial portion of these lease commitments consists of store leases generally with an initial term of ten years. The leases expire on various dates between 2013 and 2023.
United Kingdom
As of February 2, 2013, we operate two retail stores in London. We have two additional leases in London related to stores that will open in 2013. These lease commitments consist of store leases with an initial term of ten, fifteen, or thirty-three years that expire on various dates between 2021 and 2045.
Other International
As of February 2, 2013, we also have global representation through the following:

•	339 licensed La Senza stores in 32 countries;

•	38 franchised Bath & Body Works stores in 9 countries;

•	3 franchised Victoria's Secret stores in 2 Middle Eastern countries; and

•	108 independently owned Victoria’s Secret Beauty and Accessories stores and various small-format locations in over 50 countries.
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

In July 2009, a complaint was filed against our Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees, and injunctive relief. In November 2011, a jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011 and the trial court awarded future royalty payments through 2015. In January 2013, we appealed the judgment against us with the Court of Appeals for the Federal Circuit. Shortly before our appeal was filed, this Court of Appeals ruled in another proceeding involving a different company, that the patents in our case were invalid. As a result, our appeal has been stayed until the other proceeding has been decided. Based on the decision that the plaintiff's patents are invalid and on our other arguments, we believe the Court of Appeals should grant our appeal. We intend to vigorously defend against this action.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock (“LTD”) is traded on the New York Stock Exchange. As of February 2, 2013, there were approximately 43,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 146,000.
The following table provides our quarterly market prices and cash dividends per share for 2012 and 2011:

	Market Price		Cash Dividend per Share
	High	Low
2012
Fourth quarter	$52.50	$43.72	$3.25	(a)
Third quarter	52.20	46.30	1.25	(b)
Second quarter	51.84	40.32	0.25
First quarter	51.33	40.63	0.25	(c)
2011
Fourth quarter	$44.46	$37.57	$2.20	(d)
Third quarter	45.45	31.43	0.20
Second quarter	42.75	35.08	1.20	(e)
First quarter	41.48	28.64	0.20
________________

(a)	In December 2012, our Board of Directors declared a special dividend of $3 per share which was distributed on December 26, 2012 to shareholders of record at the close of business on December 20, 2012.

(b)	In August 2012, our Board of Directors declared a special dividend of $1 per share which was distributed on September 7, 2012 to shareholders of record at the close of business on August 23, 2012.

(c)	In February 2012, our Board of Directors declared an increase in our quarterly common stock dividend from $0.20 to $0.25 per share.

(d)	In December 2011, our Board of Directors declared a special dividend of $2 per share which was distributed on December 23, 2011 to shareholders of record at the close of business on December 12, 2011.

(e)	In May 2011, our Board of Directors declared a special dividend of $1 per share which was distributed on July 1, 2011 to shareholders of record at the close of business on June 17, 2011.

In February 2013, our Board of Directors declared an increase in our first quarter 2013 common stock dividend from $0.25 to $0.30 per share. The dividend was paid on March 8, 2013 to shareholders of record at the close of business on February 22, 2013 and included the $0.05 per share increase.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index. The plotted points represent the closing price on the last day of the fiscal year indicated.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a) (b) (c) (d)
AMONG LIMITED BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX

_______________

(a)	This table represents $100 invested in stock or in index at the closing price on February 2, 2008 including reinvestment of dividends.

(b)	The February 2, 2013 cumulative total return includes the $1.00 and $3.00 special dividends in September 2012 and December 2012, respectively.

(c)	The January 28, 2012 cumulative total return includes the $1.00 and $2.00 special dividends in May 2011 and December 2011, respectively.

(d)	The January 29, 2011 cumulative total return includes the $1.00 and $3.00 special dividends in March 2010 and December 2010, respectively.
The following table provides our repurchases of our common stock during the fourth quarter of 2012:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(b)	Total Number of Shares Purchased as Part of Publicly Announced Programs(c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs(c)
	(in thousands)		(in thousands)
November 2012	140	$47.15	108	$247,560
December 2012	41	46.87	—	247,560
January 2013	212	45.25	192	238,894
Total	393	46.10	300
 ________________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	February 2, 2013 (a)	January 28, 2012	January 29, 2011	January 30, 2010	January 31, 2009
	(in millions)
Summary of Operations
Net Sales	$10,459	$10,364	$9,613	$8,632	$9,043
Gross Profit	4,386	4,057	3,631	3,028	3,006
Operating Income (b)	1,573	1,238	1,284	868	589
Net Income (c)	753	850	805	448	220
	(as a percentage of net sales)
Gross Profit	41.9%	39.1%	37.8%	35.1%	33.2%
Operating Income	15.0%	11.9%	13.4%	10.1%	6.5%
Net Income	7.2%	8.2%	8.4%	5.2%	2.4%

Per Share Results
Net Income Per Basic Share	$2.60	$2.80	$2.49	$1.39	$0.66
Net Income Per Diluted Share	$2.54	$2.70	$2.42	$1.37	$0.65
Dividends per Share	$5.00	$3.80	$4.60	$0.60	$0.60
Weighted Average Diluted Shares Outstanding (in millions)	297	314	333	327	337

Other Financial Information	(in millions)
Cash and Cash Equivalents	$773	$935	$1,130	$1,804	$1,173
Total Assets	6,019	6,108	6,451	7,173	6,972
Working Capital	667	842	1,088	1,928	1,612
Net Cash Provided by Operating Activities	1,351	1,266	1,284	1,174	954
Capital Expenditures	588	426	274	202	479
Long-term Debt	4,477	3,481	2,507	2,723	2,897
Other Long-term Liabilities	818	780	761	731	732
Shareholders’ Equity (Deficit)	(1,015)	137	1,476	2,183	1,874

Comparable Store Sales Increase (Decrease) (d)	6%	10%	9%	(4)%	(9)%
Return on Average Assets	12%	14%	12%	6%	3%
Current Ratio	1.4	1.6	1.7	2.5	2.3

Stores and Associates at End of Year
Number of Stores (e)	2,876	2,941	2,968	2,971	3,014
Selling Square Feet (in thousands) (e)	10,849	10,934	10,974	10,934	10,898
Number of Associates	99,400	97,000	96,500	92,100	90,900
 ________________

(a)	The fiscal year ended February 2, 2013 ("2012") represents a fifty-three week fiscal year.

(b)	Operating income includes the effect of the following items:

(i)
In 2012, a $93 million impairment charge related to goodwill and other intangible assets for our La Senza business; a $27 million impairment charge related to long-lived stores assets for our Henri Bendel business; and $14 million of expense associated with the store closure initiative at La Senza.

(ii)
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

(iii)	In 2009, a $9 million pre-tax gain, $14 million net of related tax benefits, associated with the reversal of an accrued contractual liability as a result of the divestiture of a joint venture.

(iv)
In 2008, a $215 million impairment charge related to goodwill and other intangible assets for our La Senza business; a $128 million gain related to the divestiture of a personal care joint venture; $23 million of expense related to restructuring activities; and a $19 million impairment charge related to a joint venture.

For additional information on 2012 and 2011 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(c)	In addition to the items previously discussed in (b), net income includes the effect of the following items:

(i)
In 2012, a $13 million gain related to $13 million in cash distributions from certain of our investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space.

(ii)
In 2011, a $147 million gain related to the charitable contribution of our remaining shares of Express, Inc. to the Limited Brands Foundation; an $86 million gain related to the sale of Express, Inc. common stock; and $56 million of favorable income tax benefits related to certain discrete tax matters.

(iii)
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

(iv)
In 2009, $23 million of favorable income tax benefits in the fourth quarter primarily related to the reorganization of certain foreign subsidiaries and $9 million of favorable income tax benefits in the third quarter primarily due to the resolution of certain tax matters.

(v)
In 2008, $15 million of favorable tax benefits in the fourth quarter primarily related to certain discrete foreign and state income tax items and a $13 million pre-tax gain related to a cash distribution from Express.

For additional information on 2012, 2011 and 2010 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
The effect of the items described in (b) and (c) above increased (decreased) earnings per share by $(0.38) in 2012, $0.10 in 2011, $0.36 in 2010, $0.14 in 2009 and $(0.40) in 2008.

(d)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

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
To execute our strategy, we are focused on these key strategic imperatives:

•	Grow and maximize profitability of our core brands in current channels and geographies;

•	Extend our core brands into new channels and geographies;

•	Build enabling infrastructure and capabilities;

•	Become the top destination for talent; and

•	Return value to our shareholders.
We have a multi-year goal to substantially increase operating margins for our brands through increased sales productivity, merchandise margin expansion and expense control. With regard to merchandise margin expansion, we actively manage our inventory to minimize the level of promotional activity and we will continue to work with our merchandise vendors on innovation, quality, speed and cost. Finally, we have and will continue to optimize our marketing expense by concentrating our expenditures on efficient and return-generating programs. In 2012, we made significant progress towards improving our operating income rate.
The following is a discussion of certain of our key strategic imperatives:
Grow and maximize profitability of our core brands in current channels and geographies
Our overriding focus is on the substantial growth opportunity in North America.
The core of Victoria’s Secret is bras and panties. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. In 2013, we plan to increase our square footage at Victoria's Secret by about 3.5% through expansions of existing stores and the opening of approximately 50 new stores. In our direct channel, we have the infrastructure in place to support growth well into the future. We believe our direct channel is an important form of brand advertising given the ubiquitous nature of the internet and our large customer file.
The core of Bath & Body Works is its home fragrance and personal care product lines including shower gels, lotions, soaps and sanitizers which together make up the majority of sales and profits for the business. Additionally, www.BathandBodyWorks.com continues to exhibit significant year-over-year growth.
Extend our core brands into new channels and geographies
We began our international expansion with the acquisition of La Senza at the beginning of 2007. Since 2008, we have opened 71 Bath & Body Works stores, 16 Victoria’s Secret full assortment stores and 10 Victoria’s Secret Pink stores in Canada. Based on the success we have experienced in Canada, we plan to open an additional 8 Bath & Body Works stores and 8 Victoria’s Secret stores in Canada in 2013.
We continue to expand our presence outside of North America. In 2012, we accomplished the following:

•
Victoria's Secret Beauty and Accessories Stores—Our partners opened 51 net Victoria’s Secret Beauty and Accessories stores bringing the total to 108. These stores are principally located in airports and tourist destinations. These stores are focused on Victoria’s Secret branded beauty and accessory products and are operated by partners under a franchise or wholesale model. Our partners plan to open an additional 70 to 100 Victoria’s Secret Beauty and Accessories stores in 2013.

•
Bath & Body Works Franchise Stores—Our partner opened 20 Bath & Body Works stores in the Middle East and Eastern Europe in 2012 bringing the total to 38. Our partner plans to open approximately 20 additional stores in 2013.

•
Victoria’s Secret Full Assortment Stores—We opened two company-owned Victoria’s Secret full assortment stores in London in 2012 including our flagship store on New Bond Street as well as a mall-based store. We plan to open three additional Victoria’s Secret full assortment stores in the U.K. in 2013. Additionally, a partner opened three Victoria’s Secret full assortment stores in the Middle East and plans to open two to four more in 2013.

•	La Senza Franchise Stores—We ended 2012 with over 330 La Senza franchise stores around the world and our partners plan to expand by an additional 10 to 20 stores in 2013.

Build enabling infrastructure and capabilities
Over the past five years, we have opened a new Direct to Consumer distribution center, launched new merchandise planning systems, new supply chain management systems, new financial and other support systems and a new point-of-sale system in our stores. We are using these capabilities to be able to productively and quickly react to current market conditions, improve inventory accuracy, turnover and in-stock levels and deliver more targeted assortments at the store level. In 2013, we plan to continue to roll out new point-of-sale systems to our stores, continue to build new cross-channel functionality at Victoria’s Secret and invest in international support systems.
Return value to our shareholders
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2012, we paid $1.449 billion in regular and special dividends and repurchased $625 million of our common stock. We use cash flow generated from operating activities, as well as cash flow generated from financing activities, to fund our dividends and share repurchase programs.
2012 Overview
We utilize the retail calendar for reporting. As such, the results for fiscal years 2012, 2011 and 2010 represent the 53-week period ended February 2, 2013 and the 52-week periods ended January 28, 2012 and January 29, 2011, respectively. The 2012 fourth quarter consists of a fourteen week period versus a thirteen week period in 2011. The extra week accounted for approximately $125 million, or 3%, in incremental sales in the fourth quarter.
Our net sales increased $95 million to $10.459 billion driven by a comparable store sales increase of 6%, partially offset by the impact of the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011. Our operating income increased $335 million to $1.573 billion and our operating income rate improved significantly from 11.9% to 15.0%. Our operating income for 2012 and 2011 included $134 million and $308 million, respectively, of special items. For additional information on the special items, see the "Adjusted Financial Information" table below. Excluding these special items, our adjusted operating income increased $161 million to $1.707 billion and our adjusted operating income rate increased to 16.3% from 14.9% in 2012. Our adjusted operating income increase was primarily driven by the strength of our assortments and store selling efforts, coupled with continued disciplined inventory and expense management.
For additional information related to our 2012 financial performance, see “Results of Operations – 2012 Compared to 2011.”
During 2012, we focused on the execution of retail fundamentals and initiatives to enable future growth including:

•
Inventory levels— We continue to grow inventories slower than sales year over year while maintaining our high in-stock position. Compared to 2011, our inventory per selling square foot ended 2012 up 4% while our 2012 comparable store sales increased 6%.

•
Capital expenditures—Our capital expenditures of $588 million included $425 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

•	Cash and liquidity—We generated cash flow from operations of $1.351 billion in 2012 and ended the year with $773 million in cash.
We also accomplished the following in terms of the execution of our business strategy in 2012:

•	Significantly improved adjusted operating income and adjusted operating income rate driven primarily by the increase in net sales and related expense leverage;

•	Increased sales by 7% and operating income by 10% at Victoria's Secret;

•	Increased sales by 9% and operating income by 18% at Bath & Body Works;

•
Returned approximately $2.1 billion to our shareholders through share repurchases, special dividends and our ongoing regular dividends. In February 2013, our Board of Directors approved an increase in our 2013 common stock dividend from $1.00 to $1.20 per share;

•	Opened two company-owned Victoria's Secret stores in the United Kingdom;

•	Continued expansion of company-owned Bath & Body Works and Victoria’s Secret stores in Canada;

•	Expansion of Bath & Body Works and Victoria’s Secret stores in the Middle East and Eastern Europe with franchise partners;

•	Continued expansion of Victoria’s Secret Beauty and Accessories stores with partners throughout the world; and

•
Continued repositioning of the La Senza brand. During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. In the second quarter of 2012, we initiated a second restructuring program designed to further resize the La Senza store fleet. We recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $14 million in 2012.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-K, we have provided non-GAAP measurements which present operating income, net income and earnings per share in 2012, 2011 and 2010 on an adjusted basis which removes certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures. For additional information regarding the special items, see the footnotes to the table in Item 6. Selected Financial Data.

	2012	2011	2010
Detail of Special Items included in Operating Income - Income (Expense)
La Senza Goodwill and Intangible Asset Impairment Charges	$(93)	$(232)	$—
Henri Bendel Long-lived Store Asset Impairment Charges	(27)	—	—
La Senza Restructuring Charges	(14)	(24)	—
Expense related to Contribution of Express Common Stock to The Limited Brands Foundation	—	(163)	—
Gain on Divestiture of Third-party Apparel Sourcing Business	—	111	—
Total Special Items included in Operating Income	$(134)	$(308)	$—

Detail of Special Items included in Other Income - Income (Expense)
Gain on Distributions from Easton Investments	$13	$—	$—
Gain on Sale of Express Common Stock	—	86	45
Gain on Contribution of Express Common Stock to The Limited Brands Foundation	—	147	—
Gain on Express Initial Public Offering	—	—	52
Gain on Distributions from Express	—	—	49
Gain on Sale of Limited Stores Ownership Interest	—	—	20
Loss on Extinguishment of Debt	—	—	(25)
Gain on Express Dividend	—	—	7
Total Special Items included in Other Income	$13	$233	$148

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax effect of Special Items included in Operating Income	$12	$83	$—
Tax effect of Special Items included in Other Income	(5)	(31)	(27)
Tax benefit related to favorable resolution of certain discrete income tax matters	—	56	—
Total Special Items included in Provision for Income Taxes	$7	$108	$(27)

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$1,573	$1,238	$1,284
Special Items included in Operating Income	134	308	—
Adjusted Operating Income	$1,707	$1,546	$1,284

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$753	$850	$805
Special Items included in Net Income	114	(33)	(121)
Adjusted Net Income	$867	$817	$684

Reconciliation of Reported Earnings Per Share to Adjusted Earnings Per Share
Reported Earnings Per Share	$2.54	$2.70	$2.42
Special Items included in Earnings Per Share	0.38	(0.10)	(0.36)
Adjusted Earnings Per Share	$2.92	$2.60	$2.06

2013 Outlook
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance with respect to the financial management of our business. We will continue to manage our business carefully and we will focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments and marketing, store and online experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this uncertain environment. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well positioned heading into 2013.
Company-Owned Store Data
The following table compares 2012 company-owned store data to the comparable periods for 2011 and 2010:

				% Change
	2012	2011	2010	2012	2011
Sales per Average Selling Square Foot
Victoria’s Secret Stores (a)	$817	$754	$663	8%	14%
Bath & Body Works (a)	718	658	620	9%	6%
La Senza (b)	438	409	397	7%	3%
Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$4,892	$4,463	$3,886	10%	15%
Bath & Body Works (a)	1,701	1,561	1,468	9%	6%
La Senza (b)	1,435	1,362	1,333	5%	2%
Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	6,038	5,941	5,892	2%	1%
Bath & Body Works (a)	2,365	2,374	2,369	—%	—%
La Senza	3,219	3,312	3,343	(3)%	(1)%
Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,153	6,042	6,057	2%	—%
Bath & Body Works (a)	3,716	3,768	3,805	(1)%	(1)%
La Senza (c)	509	762	843	(33)%	(10)%
________________

(a)	Metric relates to company-owned stores in the U.S.

(b)	Metric relates to company-owned stores in Canada. Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

(c)	During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet. Under this program, we closed 38 underperforming stores. Of these stores, 12 were closed as of January 28,
2012. The remainder were closed during the first quarter of 2012. During the second quarter of 2012, we initiated a second restructuring program to close an additional 41 underperforming stores. Of these stores, 40 were closed as of February 2, 2013. The remaining store closed in February 2013. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

The following table compares 2012 company-owned store data to the comparable periods for 2011 and 2010:

Number of Stores (a)	2012	2011	2010
Victoria’s Secret U.S.
Beginning of Period	1,017	1,028	1,040
Opened	22	8	6
Closed	(20)	(19)	(18)
End of Period	1,019	1,017	1,028
Bath & Body Works U.S.
Beginning of Period	1,587	1,606	1,627
Opened	4	6	2
Closed	(20)	(25)	(23)
End of Period	1,571	1,587	1,606
La Senza
Beginning of Period	230	252	258
Opened	—	—	—
Closed (b)	(72)	(22)	(6)
End of Period	158	230	252
Bath & Body Works Canada
Beginning of Period	69	59	31
Opened	3	10	28
Closed	(1)	—	—
End of Period	71	69	59
Victoria’s Secret Canada
Beginning of Period	19	12	4
Opened	7	8	8
Closed	—	(1)	—
End of Period	26	19	12
Henri Bendel
Beginning of Period	19	11	11
Opened	10	8	—
Closed	—	—	—
End of Period	29	19	11
Victoria's Secret U.K.
Beginning of Period	—	—	—
Opened	2	—	—
Closed	—	—	—
End of Period	2	—	—
Total
Beginning of Period	2,941	2,968	2,971
Opened	48	40	44
Closed	(113)	(67)	(47)
End of Period	2,876	2,941	2,968
 ________________

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

(b)	During the fourth quarter of 2011, we initiated a restructuring program designed to resize a portion of La Senza's store fleet. Under this program, we closed 38 underperforming stores. Of these stores, 12 were closed as of January 28,
2012. The remainder were closed during the first quarter of 2012. During the second quarter of 2012, we initiated a second restructuring program to close an additional 41 underperforming stores. Of these stores, 40 were closed as of February 2, 2013. The remaining store closed in February 2013. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Results of Operations—2012 Compared to 2011
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2012 in comparison to 2011:

			Operating Income Rate
	2012	2011	2012	2011
	(in millions)
Victoria’s Secret	$1,188	$1,081	18.1%	17.7%
Bath & Body Works	604	513	20.8%	19.2%
Other (a) (b) (c) (d) (e) (f)	(219)	(356)	(22.3)%	(22.7)%
Total	$1,573	$1,238	15.0%	11.9%
 ________________

(a)
Includes our international operations, Mast Global, Henri Bendel and Corporate. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(b)
2012 and 2011 include $93 million and $232 million, respectively, impairments of goodwill, trade name and other intangible assets at La Senza. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(c)
2012 includes a $27 million impairment of long-lived store assets at Henri Bendel. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(d)
2012 and 2011 include $14 million and $24 million, respectively, of expense associated with restructuring activities at La Senza. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(e)
2011 includes $163 million of expense associated with the charitable contribution of shares of Express, Inc. to The Limited Brands Foundation. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(f)
2011 includes an $111 million gain associated with the divestiture of the third-party apparel sourcing business. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

For 2012, operating income increased $335 million to $1.573 billion and the operating income rate increased to 15.0% from 11.9%. Our 2012 and 2011 operating income includes the impact of $134 million and $308 million, respectively, in special items. For additional information, see "Adjusted Financial Information". Excluding these special items, our adjusted operating income increased $161 million to $1.707 billion and the operating income rate increased to 16.3% from 14.9%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2012 in comparison to 2011:

	2012 (b)	2011	% Change
	(in millions)
Victoria’s Secret Stores	$4,981	$4,564	9%
Victoria’s Secret Direct	1,593	1,557	2%
Total Victoria’s Secret	6,574	6,121	7%
Bath & Body Works Stores	2,686	2,491	8%
Bath & Body Works Direct	216	183	18%
Total Bath & Body Works	2,902	2,674	9%
Other (a)	983	1,569	(37%)
Total Net Sales	$10,459	$10,364	1%
________________

(a)
Includes our international operations, Mast Global, Henri Bendel and Corporate. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. 2011 sales included $702 million attributable to the third-party apparel sourcing business. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(b)
We utilize the retail calendar for reporting. As such, the results for fiscal year 2012 represent the 53-week period ended February 2, 2013 and the results for 2011 represent the 52-week period ended January 28, 2012. The extra week accounted for approximately $125 million in incremental net sales in 2012.

The following table provide a reconciliation of net sales for 2011 to 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2011 Net Sales	$6,121	$2,674	$1,569	$10,364
Comparable Store Sales	288	162	(7)	443
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	129	33	68	230
Foreign Currency Translation	—	—	(2)	(2)
Direct Channels	36	33	—	69
Mast Global Third-party Sales and Other	—	—	57	57
Divestiture of Third-party Apparel Sourcing Business	—	—	(702)	(702)
2012 Net Sales	$6,574	$2,902	$983	$10,459

The following table compares 2012 comparable store sales to 2011:

	2012	2011
Victoria’s Secret (a)	7%	14%
Bath & Body Works (a)	7%	6%
Total Comparable Store Sales (a) (b)	6%	10%
 ________________

(a)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(b)	Includes Victoria's Secret, Bath & Body Works, La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.
For 2012, our net sales increased $95 million to $10.459 billion and comparable store sales increased 6%. The results by segment are as follows:
Victoria’s Secret
For 2012, net sales increased $453 million to $6.574 billion and comparable store sales increased 7%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased across most categories including Pink, core lingerie, swimwear and beauty, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

•	At Victoria's Secret Direct, net sales increased 2% related to increases in Pink, core lingerie, swimwear, sleepwear and beauty, which were partially offset by a decrease in apparel.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales. Gross demand at Victoria's Secret Direct increased driven primarily by an increase in average order size.

Bath & Body Works
For 2012, net sales increased $228 million to $2.902 billion and comparable store sales increased 7%. The net sales result was primarily driven by:

•	At Bath & Body Works Stores, net sales increased across most categories including Signature Collection, home fragrance and soaps and sanitizers which all incorporated newness and innovation.

•	At Bath & Body Works Direct, net sales increased with increases across all categories including Signature Collection, home fragrance and soaps and sanitizers.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales. Gross demand at Bath & Body Works Direct increased driven by increases in both orders and average order size.
Other
For 2012, net sales decreased $586 million to $983 million primarily related to the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011 and a decrease in sales at La Senza due to store closures. This decrease was partially offset by higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in Canada and the United Kingdom and new Bath & Body Works stores in Canada.
Gross Profit
For 2012, our gross profit increased $329 million to $4.386 billion and our gross profit rate (expressed as a percentage of net sales) increased to 41.9% from 39.1% primarily as a result of:
Victoria’s Secret
For 2012, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by an increase in buying and occupancy expenses primarily driven by higher occupancy costs related to the increase in net sales and store related activity.

•	At Victoria's Secret Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales.
The gross profit rate was roughly flat driven by a decrease in the buying and occupancy expense rate due to leverage associated with higher net sales partially offset by a decrease in the merchandise margin rate due to increased promotional activity at Victoria's Secret Stores.
Bath & Body Works
For 2012, the gross profit increase was primarily driven by:

•
At Bath & Body Works Stores, gross profit increased due to higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by an increase in buying and occupancy expenses primarily driven by higher occupancy costs related to the increase in net sales and store related activity.

•
At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to higher fulfillment costs associated with the increase in net sales.

The gross profit rate increase was driven primarily by a decrease in the buying and occupancy expense rate due to leverage associated with higher sales.
Other
For 2012, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales in our international businesses and increases in net sales to our internal brands from Mast Global. The gross profit increase was partially offset by the divestiture of our third-party apparel sourcing business and a $27 million long-lived store asset impairment charge at Henri Bendel driven by continued negative operating results. The gross profit rate increased significantly due to the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011 which removed lower margin sales, which was partially offset by an increase in the buying and occupancy rate due to the long-lived store asset impairment charge mentioned above.

General, Administrative and Store Operating Expenses
For 2012, our general, administrative and store operating expenses increased $22 million to $2.720 billion primarily driven by an increase in store selling expenses associated with higher sales volumes and increased international expansion. This increase was partially offset by $163 million of expense associated with the charitable contribution to The Limited Brands Foundation in 2011 and $7 million in restructuring charges related to our La Senza business that occurred in the fourth quarter of 2011. The general, administrative and store operating expense rate was flat at 26.0% due to the factors mentioned above.
Impairment of Goodwill and Other Intangible Assets
In the fourth quarter of 2012, we recognized charges totaling $93 million related to the impairment of goodwill, trade name and other intangible assets at La Senza. In the fourth quarter of 2011, we recognized charges totaling $232 million related to the impairment of goodwill, trade name and a lease-related intangible asset at La Senza. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2012 and 2011 Consolidated Statements of Income, respectively. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Divestiture of Third-party Apparel Sourcing Business
In the fourth quarter of 2011, we recognized a pre-tax gain of $111 million associated with the divestiture of 51% of our ownership interest in our third-party apparel sourcing business for pre-tax cash proceeds of $124 million. The proceeds are included in Proceeds from Divestiture of Third-party Apparel Sourcing Business within the Investing Activities section on the 2011 Consolidated Statements of Cash Flows. The pre-tax gain is included in Gain on Divestiture of Third-party Apparel Sourcing Business on the 2011 Consolidated Statement of Income. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2012 and 2011:

	2012	2011
Average daily borrowings (in millions)	$4,495	$3,364
Average borrowing rate (in percentages)	7.1%	7.3%

For 2012, our interest expense increased $70 million to $316 million driven by an increase in average borrowings related to the February 2012 $1 billion note issuance, partially offset by a decrease in the average borrowing rate.
Other Income
For 2012, our other income decreased $211 million to $24 million primarily due to a $147 million gain related to the charitable contribution of our remaining shares of Express, Inc. to The Limited Brands Foundation completed in July 2011 and an $86 million gain related to the sale of a portion of our shares of Express, Inc. completed in April 2011. This decrease was partially offset by the $13 million gain related to $13 million in cash distributions from certain of our investments in Easton in November 2012 and equity method income from our investment in the third-party apparel sourcing business.
Provision for Income Taxes
For 2012, our effective tax rate increased to 41.2% from 30.7%. The 2012 rate was higher than our combined estimated federal and state statutory rate of 39.0% primarily due to the impairment of La Senza's goodwill and other intangible assets for which no tax benefit was recognized. The 2011 rate was lower than our combined estimated federal and state statutory rate of 39.0% primarily due to the tax benefit associated with our charitable contribution of Express shares to The Limited Brands Foundation as well as the nontaxable foreign portion of the divestiture of our third-party apparel sourcing business.

Results of Operations—Fourth Quarter of 2012 Compared to Fourth Quarter of 2011
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2012 in comparison to the fourth quarter of 2011:

	Fourth Quarter		Operating Income Rate
	2012	2011	2012	2011
	(in millions)
Victoria’s Secret	$496	$447	22.1%	21.4%
Bath & Body Works	398	348	31.8%	30.9%
Other (a) (b) (c) (d) (e)	(106)	(154)	(29.5)%	(51.8)%
Total	$788	$641	20.4%	18.2%
 ________________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.

(b)
2012 and 2011 include a $93 million and $232 million, respectively, impairment of goodwill, trade name and other intangible assets at La Senza. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(c)
2012 includes a $27 million impairment of long-lived store assets at Henri Bendel. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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

For the fourth quarter of 2012, operating income increased $147 million to $788 million and the operating income rate increased to 20.4% from 18.2%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2012 in comparison to the fourth quarter of 2011:

	2012 (b)	2011	% Change
Fourth Quarter	(in millions)
Victoria’s Secret Stores	$1,714	$1,572	9%
Victoria’s Secret Direct	533	518	3%
Total Victoria’s Secret	2,247	2,090	8%
Bath & Body Works Stores	1,157	1,050	10%
Bath & Body Works Direct	93	77	21%
Total Bath & Body Works	1,250	1,127	11%
Other (a)	359	298	20%
Total Net Sales	$3,856	$3,515	10%
 ________________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.

(b)
We utilize the retail calendar for reporting. As such, the results for the fourth quarter of 2012 represent the 14-week period ended February 2, 2013 and the results for the fourth quarter of 2011 represent the 13-week period ended January 28, 2012. The extra week accounted for approximately $125 million in incremental sales in the fourth quarter of 2012.

The following table provides a reconciliation of net sales for the fourth quarter of 2011 to the fourth quarter of 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
Fourth Quarter	(in millions)
2011 Net Sales	$2,090	$1,127	$298	$3,515
Comparable Store Sales	50	78	2	130
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	92	29	29	150
Foreign Currency Translation	—	—	6	6
Direct Channels	15	16	—	31
Mast Global Third-party Sales and Other	—	—	24	24
2012 Net Sales	$2,247	$1,250	$359	$3,856

The following table compares fourth quarter of 2012 comparable store sales to fourth quarter of 2011:

Fourth Quarter	2012	2011
Victoria’s Secret Stores (a)	3%	12%
Bath & Body Works (a)	7%	3%
Total Comparable Store Sales (a) (b)	5%	7%
________________

(a)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(b)	Includes Victoria's Secret, Bath & Body Works, La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.
For the fourth quarter of 2012, our net sales increased $341 million to $3.856 billion and comparable store sales increased 5%. The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2012, net sales increased $157 million to $2.247 billion and comparable store sales increased 3%. The increase in net sales was primarily driven by:

•
At Victoria’s Secret Stores, net sales increased across most categories including Pink, core lingerie and sport driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

•	At Victoria’s Secret Direct, net sales increased 3% related to increases in Pink, sport and core lingerie, partially offset by a decrease in apparel.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales. Gross demand at Victoria's Secret Direct increased driven primarily by an increase in average order size.
Bath & Body Works
For the fourth quarter of 2012, net sales increased $123 million to $1.250 billion and comparable store sales increased 7%.

•	At Bath & Body Works Stores, net sales increased across most categories including Signature Collection, home fragrance and soaps and sanitizers which all incorporated newness and innovation.

•	At Bath & Body Works Direct, net sales increased with increases across all categories including Signature Collection, home fragrance and soaps and sanitizers.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales. Gross demand at Bath & Body Works Direct increased driven by increases in both orders and average order size.

Other
For the fourth quarter of 2012, net sales increased $61 million to $359 million primarily related to higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in Canada and the United Kingdom and new Bath & Body Works stores in Canada. This increase was partially offset by a decrease in sales at La Senza due to store closures.
Gross Profit
For the fourth quarter of 2012, our gross profit increased $189 million to $1.717 billion and our gross profit rate (expressed as a percentage of net sales) increased to 44.5% from 43.5% primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2012, gross profit increased primarily driven by:

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
The gross profit rate increase was driven primarily by a significant increase in the merchandise margin rate at Victoria's Secret Direct due to decreased promotional activity and leverage on buying and occupancy expenses from the increase in net sales. The gross profit rate increase at Victoria's Secret Direct was partially offset by a gross profit rate decrease at Victoria's Secret Stores primarily due to a decrease in the merchandise margin rate driven by increased promotional activity.
Bath & Body Works
For the fourth quarter of 2012, the gross profit increased primarily driven by:

•
At Bath & Body Works Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses driven by higher net sales and store related activity.

•
At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to higher fulfillment costs associated with the increase in net sales.

The gross profit rate increase was driven primarily by an increase in the merchandise margin rate related to decreased promotional activity.
Other
For the fourth quarter of 2012, the gross profit increase was primarily driven by higher merchandise margin dollars related to net sales increases in our international businesses, higher merchandise margin dollars at Mast Global related to net sales increases to our internal brands and the $17 million in restructuring charges at La Senza that occurred in the fourth quarter of 2011. The gross profit increase was partially offset by the $27 million long-lived store asset impairment charge related to Henri Bendel. The gross profit rate increased significantly due to the factors mentioned above.
General, Administrative and Store Operating Expenses
For the fourth quarter of 2012, our general, administrative and store operating expenses increased $71 million to $836 million primarily driven by an increase in store selling expenses driven by higher sales volumes and increased international expansion. This increase was partially offset by the $7 million in restructuring charges related to our La Senza business that occurred in the fourth quarter of 2011.
The general, administrative and store operating expense rate decreased slightly to 21.7% from 21.8% due to the factors cited above.

Impairment of Goodwill and Other Intangible Assets
In the fourth quarter of 2012, we recognized charges totaling $93 million related to the impairment of goodwill, the trade name and other intangible assets at La Senza. In the fourth quarter of 2011, we recognized charges totaling $232 million related to the impairment of goodwill, the trade name and a lease-related intangible asset at La Senza. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2012 and 2011 Consolidated Statements of Income, respectively. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2012 and 2011:

Fourth Quarter	2012	2011
Average daily borrowings (in millions)	$4,484	$3,520
Average borrowing rate (in percentages)	7.0%	7.2%

For the fourth quarter of 2012, our interest expense increased $19 million to $82 million primarily driven by an increase in average borrowings related to the February 2012 $1 billion note issuance, partially offset by a decrease in the average borrowing rate.
Other Income
For the fourth quarter of 2012, our other income increased $3 million to $5 million. The increase was primarily driven by equity method income from our investment in the third-party apparel sourcing business.
Provision for Income Taxes
For the fourth quarter of 2012, our effective tax rate increased to 42.1% from 38.0%. The 2012 rate was higher than our combined estimated federal and state statutory rate of 39.0% primarily due to the impairment of La Senza's goodwill and other intangible assets for which no tax benefit was recognized. The 2011 rate was lower than our combined estimated federal and state statutory rate of 39.0% primarily due to the tax benefit associated with the nontaxable foreign portion of the divestiture of our third-party apparel sourcing business.

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

 ________________

(a)
Includes our international operations including La Senza, Mast Global, Henri Bendel and Corporate. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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

(e)
2011 includes $24 million of expense associated with the restructuring at La Senza. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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
________________

(a)
Includes our international operations including La Senza, Mast Global, Henri Bendel and Corporate. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. Fourth quarter 2010 sales for the third-party apparel sourcing business were $235 million. For additional information, See Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

The following tables provide a reconciliation of net sales for 2010 to 2011:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2010 Net Sales	$5,520	$2,515	$1,578	$9,613
Comparable Store Sales	521	132	(18)	635
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	25	(14)	126	137
Foreign Currency Translation	—	—	20	20
Direct Channels	55	41	—	96
Mast Global Third-party Sales and Other	—	—	(137)	(137)
2011 Net Sales	$6,121	$2,674	$1,569	$10,364

The following table compares 2011 comparable store sales to 2010:

	2011	2010
Victoria’s Secret (a)	14%	14%
Bath & Body Works (a)	6%	5%
Total Comparable Store Sales (a) (b)	10%	9%
 ________________

(a)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(b)	Includes Victoria's Secret, Bath & Body Works, La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For 2011, our net sales increased $751 million to $10.364 billion and comparable store sales increased 10%. The increase in our net sales was primarily a result of:
Victoria’s Secret
For 2011, net sales increased $601 million to $6.121 billion and comparable store sales increased 14%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased across most categories including Pink, core lingerie, beauty and loungewear driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

•	At Victoria's Secret Direct, net sales increased 4% with increases across most categories including Pink, swimwear, core lingerie and apparel driven by a compelling merchandise assortment.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Bath & Body Works
For 2011, net sales increased $159 million to $2.674 billion and comparable store sales increased 6%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and soaps and sanitizers categories partially offset by a decrease in our giftset business. The increase in comparable store sales was driven by an increase in total transactions and a slight increase in average dollar sales.
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
Gross Profit
For 2011, our gross profit increased $426 million to $4.057 billion and our gross profit rate (expressed as a percentage of net sales) increased to 39.1% from 37.8% primarily as a result of:
Victoria’s Secret
For 2011, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by an increase in buying and occupancy expenses primarily driven by higher net sales and store related activity.

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
The general, administrative and store operating expense rate increased to 26.0% from 24.4% primarily due to the charitable contribution to The Limited Brands Foundation.
Impairment of Goodwill and Other Intangible Assets
In the fourth quarter of 2011, we recognized charges totaling $232 million related to the impairment of goodwill, trade name, and a lease-related intangible asset at La Senza. In the fourth quarter of 2010, we recognized charges totaling $6 million related to the impairment of a sub-brand trade name at Victoria’s Secret. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2011 and 2010 Consolidated Statements of Income, respectively. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2011 and 2010:

	2011	2010
Average daily borrowings (in millions)	$3,364	$2,562
Average borrowing rate (in percentages)	7.3%	8.1%

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
 ________________

(a)
Includes our international operations including La Senza, Mast Global, Henri Bendel and Corporate. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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
 ________________

(a)
Includes our international operations including La Senza, Mast Global, Henri Bendel and Corporate. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. Fourth quarter 2010 sales for the third-party apparel sourcing business were $235 million. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

The following table provides a reconciliation of net sales for the fourth quarter of 2010 to the fourth quarter of 2011:

	Victoria’s Secret	Bath & Body Works	Other	Total
Fourth Quarter	(in millions)
2010 Net Sales	$1,896	$1,081	$479	$3,456
Comparable Store Sales	163	33	(7)	189
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	16	—	41	57
Foreign Currency Translation	—	—	(3)	(3)
Direct Channels	15	13	—	28
Mast Global Third-party Sales and Other	—	—	(212)	(212)
2011 Net Sales	$2,090	$1,127	$298	$3,515

The following table compares fourth quarter of 2011 comparable store sales to fourth quarter of 2010:

Fourth Quarter	2011	2010
Victoria’s Secret Stores (a)	12%	15%
Bath & Body Works (a)	3%	6%
Total Comparable Store Sales (a) (b)	7%	10%
________________

(a)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store.

(b)	Includes Victoria's Secret, Bath & Body Works, La Senza, Bath & Body Works Canada, Victoria’s Secret Canada and Henri Bendel.

For the fourth quarter of 2011, our net sales increased $59 million to $3.515 billion and comparable store sales increased 7%. The increase in our net sales was primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2011, net sales increased $194 million to $2.090 billion and comparable store sales increased 12%. The increase in net sales was primarily driven by:

•
At Victoria’s Secret Stores, net sales increased across most categories, including Pink, core lingerie, loungewear and beauty driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

•	At Victoria’s Secret Direct, net sales increased 3% related to increases in Pink, apparel, and core lingerie.

The increase in comparable store sales was primarily driven by an increase in total transactions and higher average dollar sales at Victoria's Secret Stores.
Bath & Body Works
For the fourth quarter of 2011, net sales increased $46 million to $1.127 billion and comparable store sales increased 3%. From a merchandise category perspective, net sales were driven by growth in the Signature Collection, home fragrance and soaps and sanitizers categories which all incorporated newness and innovation, partially offset by a decline in our giftset business. The increase in comparable store sales was driven by an increase in total transactions partially offset by our slightly lower average dollar sales.
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
Victoria’s Secret
For the fourth quarter of 2011, gross profit increased primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses driven by higher net sales and store related activity.

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
Impairment of Goodwill and Other Intangible Assets
In the fourth quarter of 2011, we recognized charges totaling $232 million related to the impairment of goodwill, trade name, and a lease-related intangible asset at La Senza. In the fourth quarter of 2010, we recognized charges totaling $6 million related to the impairment of a sub-brand trade name at Victoria’s Secret. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2011 and 2010 Consolidated Statements of Income, respectively. For additional information, see Critical Accounting Policies and Estimates and Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
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
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2011 and 2010:

Fourth Quarter	2011	2010
Average daily borrowings (in millions)	$3,520	$2,520
Average borrowing rate (in percentages)	7.2%	7.7%

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2012, we paid $1.449 billion in regular and special dividends and repurchased $625 million of our common stock. We use cash flow generated from operating activities, as well as cash flow generated from financing activities, to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $351 million as of February 2, 2013. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional U.S. income taxes and foreign withholding taxes.
The following table provides our long-term debt balance as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$—
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	489	488
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	2,889	1,888
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”) (a)	721	724
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”) (b)	218	220
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)	—	57
Total Senior Unsecured Debt	1,588	1,650
Total	4,477	3,538
Current Portion of Long-term Debt	—	(57)
Total Long-term Debt, Net of Current Portion	4,477	3,481
________________

(a)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $22 million as of February 2, 2013 and $25 million as of January 28, 2012.

(b)
The principal balance outstanding was $213 million as of both February 2, 2013 and January 28, 2012. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $5 million as of February 2, 2013 and $7 million as of January 28, 2012.

Issuance of Notes
In May 2010, we issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which up to $1 billion of debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (such subsidiaries, the "Guarantors"). The proceeds from the issuance were $390 million, which were net of issuance costs of $10 million.
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
In August 2010, we repurchased $20 million and $1 million of the 2014 Notes and the 2012 Notes, respectively, through open-market transactions.
Revolving Facility
On July 15, 2011, we entered into an amendment and restatement (“Amendment”) of our secured revolving credit facility (“Revolving Facility”). The Amendment increased the aggregate amount of the commitments of the lenders under the Revolving Facility to $1 billion and extended the termination date to July 15, 2016. In addition, the Amendment reduced fees payable under the Revolving Facility which are based on our long-term credit ratings. The fees related to committed and unutilized amounts per year are 0.325% per annum and the fees related to outstanding letters of credit are 1.75% per annum. In addition, the interest rate on outstanding borrowings is London Interbank Offered Rate (“LIBOR”) plus 1.75%.
We incurred fees related to the Amendment of the Revolving Facility of $7 million, which were capitalized and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of February 2, 2013, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of February 2, 2013, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $12 million of outstanding letters of credit as of February 2, 2013 that reduce our remaining availability under our amended credit agreements.
Fair Value Interest Rate Swap Arrangements
We had interest rate swap arrangements related to the 2017 Notes with a notional amount of $175 million as of January 28, 2012. The interest rate swap arrangements effectively converted the fixed interest rate on the related debt to a variable interest rate based on a LIBOR plus a fixed interest rate.
The swap arrangements were designated as fair value hedges. The changes in the fair value of the interest rate swaps had an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements was accrued and recognized as an adjustment to interest expense.

In August 2011, we terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, we received $9 million. The carrying value of the 2014 Notes includes $5 million of unamortized hedge settlements at February 2, 2013 which are amortized as a reduction to interest expense through the maturity date of the 2014 Notes.
In September 2011, we terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $150 million. In settlement of these hedges, we received $12 million. In June 2012, we terminated the remaining interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $175 million. In settlement of these hedges, we received $14 million. The carrying value of the 2017 Notes includes $22 million of unamortized hedge settlements at February 2, 2013 which are amortized as a reduction to interest expense through the maturity date of the 2017 Notes.
For information related to our fair value interest rate swap arrangements, see Note 13 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of February 2, 2013, January 28, 2012 and January 29, 2011:

	February 2, 2013	January 28, 2012	January 29, 2011
	(in millions)
Cash Provided by Operating Activities	$1,351	$1,266	$1,284
Capital Expenditures	588	426	274
Working Capital	667	842	1,088
Capitalization:
Long-term Debt	4,477	3,481	2,507
Shareholders’ Equity (Deficit)	(1,015)	137	1,476
Total Capitalization	3,462	3,618	3,983
Additional Amounts Under Credit Agreements (a)	1,000	1,000	800
Remaining Amounts Available Under Credit Agreements (a)	988	987	755
 ________________

(a)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $12 million, $13 million and $45 million as of February 2, 2013, January 28, 2012 and January 29, 2011, respectively.

The following table provides certain measures of liquidity and capital resources as of February 2, 2013, January 28, 2012 and January 29, 2011:

	February 2, 2013	January 28, 2012	January 29, 2011
Debt-to-capitalization Ratio (a)	129%	96%	63%
Cash Flow to Capital Investment (b)	230%	297%	468%
________________

(a)	Long-term debt divided by total capitalization

(b)	Net cash provided by operating activities divided by capital expenditures

Credit Ratings
The following table provides our credit ratings as of February 2, 2013:

	Moody’s	S&P	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB-	BB
Outlook	Stable	Stable	Stable
Our borrowing costs under our Revolving Facility are linked to our credit ratings at S&P, Moody’s and Fitch. If we receive an upgrade or downgrade to our corporate credit ratings by S&P, Moody’s or Fitch, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Revolving Facility by the Guarantors and the security interests granted in our and the Guarantors’ collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Revolving Facility on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.
Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the fiscal years 2012, 2011 and 2010:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2012	2011	2010	2012	2011	2010
	(in millions)	(in thousands)			(in millions)
November 2012 (a)	$250	245	NA	NA	$11	NA	NA	$45.47
February 2012 (b)	500	9,871	NA	NA	450	NA	NA	45.61
November 2011	250	3,657	2,116	NA	164	$85	NA	44.90
May 2011	500	NA	13,293	NA	NA	500	NA	37.59
March 2011	500	NA	13,695	NA	NA	500	NA	36.49
November 2010 (c)	200	NA	3,431	1,907	NA	109	$60	31.68
March 2010 (d)	200	NA	NA	5,714	NA	NA	147	25.69
Total		13,773	32,535	7,621	$625	$1,194	$207
 ________________

(a)	The November 2012 repurchase program had $239 million remaining as of February 2, 2013.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

(c)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

(d)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable on the 2012 Consolidated Balance Sheet. There were $4 million of share repurchases reflected in Accounts Payable as of January 28, 2012.
Subsequent to February 2, 2013, we repurchased an additional 0.5 million shares of common stock for $24 million under the November 2012 repurchase program. The timing and amount of any repurchase will be made in our discretion taking into account a number of factors, including market conditions.
We use cash flow generated from operating activities, as well as cash flow generated from financing activities, to fund our share repurchase programs.

Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the fiscal years 2012, 2011 and 2010:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2012
Fourth Quarter	$0.25	$3.00	$3.25	$942
Third Quarter	0.25	1.00	1.25	361
Second Quarter	0.25	—	0.25	73
First Quarter	0.25	—	0.25	73
2012 Total	$1.00	$4.00	$5.00	$1,449
2011
Fourth Quarter	$0.20	$2.00	$2.20	$653
Third Quarter	0.20	—	0.20	60
Second Quarter	0.20	1.00	1.20	367
First Quarter	0.20	—	0.20	64
2011 Total	$0.80	$3.00	$3.80	$1,144
2010
Fourth Quarter	$0.15	$3.00	$3.15	$1,017
Third Quarter	0.15	—	0.15	49
Second Quarter	0.15	—	0.15	49
First Quarter	0.15	1.00	1.15	373
2010 Total	$0.60	$4.00	$4.60	$1,488
Our Board of Directors will determine future dividends after giving consideration to the Company's levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating activities to fund our ordinary dividends and a combination of cash flow generated from operating activities and financing activities to fund our special dividends.
Subsequent to February 2, 2013, our Board of Directors declared our first quarter 2013 common stock dividend of $0.30 per share payable on March 8, 2013 to shareholders of record at the close of business on February 22, 2013. This is a $0.05 increase from our previous quarterly dividends.
Treasury Share Retirement
In December 2011, we retired 39 million shares of our treasury stock to reduce the related administrative expense. The retirement resulted in a reduction of $1.341 billion in Treasury Stock, $19 million in the par value of Common Stock, $286 million in Paid-in Capital and $1.036 billion in Retained Earnings.
Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	2012	2011	2010
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$935	$1,130	$1,804
Net Cash Flows Provided by Operating Activities	1,351	1,266	1,284
Net Cash Flows Used For Investing Activities	(531)	(226)	(106)
Net Cash Flows Used For Financing Activities	(982)	(1,237)	(1,857)
Effect of Exchange Rate Changes on Cash	—	2	5
Net Decrease in Cash and Cash Equivalents	(162)	(195)	(674)
Cash and Cash Equivalents, End of Year	$773	$935	$1,130

Operating Activities
Net cash provided by operating activities in 2012 was $1.351 billion, including net income of $753 million and excess tax benefits from share-based compensation of $116 million. Net income included depreciation and amortization of $389 million, impairment of goodwill and other intangible assets for our La Senza business of $93 million, share-based compensation expense of $73 million and impairment of long-lived store assets for our Henri Bendel business of $27 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was an increase in operating cash flow associated with an increase in income taxes payable of $139 million.
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
Investing Activities
Net cash used for investing activities in 2012 was $531 million consisting primarily of $588 million of capital expenditures partially offset by the return of capital from the third-party apparel sourcing business and return of capital from our Easton investments of $22 million and $13 million, respectively. The capital expenditures included $425 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
We anticipate spending approximately $600 to $700 million for capital expenditures in 2013 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 80 new stores in 2013, primarily in Canada and the U.S.
Financing Activities
Net cash used for financing activities in 2012 was $982 million consisting primarily of quarterly and special dividends payments aggregating $5.00 per share, or $1.449 billion, repurchases of common stock of $629 million and the repayment of long-term debt of $57 million. These were partially offset by proceeds from the issuance of long-term debt of $985 million (net of issuance costs), excess tax benefits from share-based compensation of $116 million and proceeds from the exercise of stock options of $52 million.
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
Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of February 2, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$7,344	$300	$801	$1,253	$4,990	$—
Operating Leases Obligations (b)	3,439	527	963	757	1,192	—
Purchase Obligations (c)	1,334	1,179	142	6	7	—
Other Liabilities (d)	458	145	12	2	—	299
Total	$12,575	$2,151	$1,918	$2,018	$6,189	$299
________________

(a)
Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through February 2, 2013. For additional information, see Note 12 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

(d)
Other liabilities primarily includes future payments relating to our nonqualified supplemental retirement plan of $228 million which have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. In addition, Other Liabilities also includes future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $135 million of these tax items because it is reasonably possible that the payments could change in the next twelve months due to audit settlements or resolution of uncertainties. The remaining portion totaling $72 million is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For additional information, see Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $54 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods, and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

The following table details the guaranteed lease payments during the next five fiscal years:

Fiscal Year (in millions)
2013	$22
2014	16
2015	9
2016	5
2017	2
Thereafter	—
Total	$54

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $36 million as of February 2, 2013 and $49 million as of January 28, 2012. The estimated fair value of these guarantee obligations was $2 million as of February 2, 2013 and $4 million as of January 28, 2012, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets. The decrease in the fair value from January 28, 2012 to February 2, 2013 reflects the decrease in the remaining obligation period.
Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of February 2, 2013 and January 28, 2012.
These guarantees are not included within the Contingent Liabilities and Contractual Obligations table.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).
Recently Issued Accounting Pronouncements
Indefinite-Lived Intangible Assets
In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment ("ASU 2012-02"), which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. This guidance will be effective beginning in fiscal 2013, however, early adoption is permitted. We adopted this guidance in the fourth quarter of 2012. ASU 2012-02 did not have an impact on our consolidated results of operations, financial position or cash flows.
Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income. This guidance requires companies to disclose, in one place, information about reclassifications out of accumulated other comprehensive income (AOCI). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same period, a cross reference to other disclosures currently required under GAAP is required in the notes. This guidance is required to be adopted in fiscal year 2013, however, early adoption is permitted. ASU 2013-02 will not have an impact on our consolidated results of operations, financial position or cash flows. We are currently evaluating the provisions of this ASU.
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $2 million for 2012. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for 2012.
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
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, pursuant to ASU 2011-08, Testing Goodwill for Impairment, we perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we then estimate the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. Our reporting units are determined in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other. Our reporting units that have goodwill are Victoria's Secret Stores, Victoria's Secret Direct, Bath & Body Works and La Senza.
Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. Pursuant to ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, we first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If we determine that it is more likely than not that the fair value of the asset is less than its carrying amount, we estimate the fair value, usually determined by the estimated discounted future cash flows of the asset, compare that value with its carrying amount and record an impairment charge, if any.
We estimate the fair value of property and equipment, goodwill and intangible assets in accordance with the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. If future economic conditions are different than those projected by management, future impairment charges may be required.

La Senza Goodwill and Other Intangible Assets
In conjunction with the January 2007 acquisition of La Senza, we recognized goodwill, trade name and other intangible assets. These assets are included in the La Senza reporting unit which is part of Other in our segment reporting. We have identified the La Senza operating segment as a reporting unit for the goodwill impairment test in accordance with the provisions of ASC 350. As of February 2, 2013, the carrying value of goodwill and trade names for La Senza has been reduced to zero.
2008
In the latter half of 2008, La Senza was negatively impacted by the global economic downturn and the resulting impact on the Canadian retail environment as well as other factors. As a result, La Senza's operating results deteriorated significantly, particularly when compared to our expectations at the time of acquisition. In the fourth quarter of 2008, we concluded that the goodwill and certain trade name assets related to the La Senza acquisition were impaired and recorded impairment charges of $189 million and $26 million related to the goodwill and trade name assets, respectively.
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
2012
During 2012, La Senza's operating results again failed to meet our expectations, as both comparable store sales and gross profit were below our beginning of year expectations. In the fourth quarter of 2012, we concluded that the goodwill and certain other intangible assets related to La Senza were fully impaired and recorded impairment charges of $12 million and $81 million related to the goodwill and other intangible assets, respectively. These impairment charges reduced the carrying value of these assets to zero and are included in Impairment of Goodwill and Other Intangible Assets on the 2012 Consolidated Statement of Income.
Impairment Testing Methodology—Goodwill
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
2011 and 2012
Based on our 2011 and 2012 evaluations, the carrying value of the La Senza reporting unit exceeded the estimated fair value. As a result, we measured the goodwill impairment by comparing the carrying value of the reporting unit’s goodwill to the implied value of the goodwill based on the estimated fair value of the reporting unit, considering the estimated fair value of all assets and liabilities.
Impairment Testing Methodology—Other Intangible Assets
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
2011
Based on our 2011 evaluation, the carrying value of the La Senza trade name exceeded its estimated fair value. As a result, we recognized an impairment charge of $112 million to reduce the trade name carrying value to estimated fair value. Additionally, we recognized an additional impairment charge of $1 million related to certain lease-related intangible assets.
2012
Based on our 2012 evaluation, the La Senza trade name was fully impaired. As a result, we recognized an impairment charge of $75 million to reduce the trade name carrying value to zero. Additionally, we recognized an additional impairment charge of $6 million related to certain finite-lived customer relationship intangible assets.
Significant Estimates and Assumptions
Our determination of the estimated fair value of the La Senza reporting unit and other intangible assets requires significant judgments about economic factors, industry factors, our views regarding the future prospects of the La Senza reporting unit as well as numerous estimates and assumptions that are highly subjective. The estimates and assumptions critical to the overall fair value estimates include: (i) estimated future cash flow generated by La Senza; (ii) the terminal value assumption used in the discounted cash flow methodologies; and (iii) the royalty rate assumption used in the relief from royalty valuation methodology. These and other estimates and assumptions are impacted by economic conditions and expectations of management and may change in the future based on period-specific facts and circumstances.
Sensitivity Analysis
The following provides sensitivities to our 2012 significant estimates and assumptions as noted above:

•	a 10% increase in estimated future cash flows would decrease the impairment charges by $12 million.

•	a 10% increase in the terminal value assumption would decrease the impairment charges by $9 million.
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
In the fourth quarter of 2012, we concluded that the continued negative operating results of the Henri Bendel business were an indicator of potential impairment of the Henri Bendel long-lived store assets. We calculated the impairment by comparing the estimated discounted cash flows at the individual store level to its respective carrying value and recognized an impairment charge of $27 million. This impairment charge is included in Cost of Goods Sold, Buying & Occupancy on the 2012 Consolidated Statement of Income.
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

Income Taxes
We account for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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
All of our long-term debt as of February 2, 2013 has fixed interest rates. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of February 2, 2013, we have no outstanding interest rate swap arrangements related to our long-term debt.
Fair Value of Financial Instruments
As of February 2, 2013, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Long-term Debt (a):
Carrying Value	$4,477	$3,538
Fair Value, Estimated (b)	5,023	3,849
Cross-currency Swap Arrangements (c)	59	60
Fixed-to-Floating Interest Rate Swap Arrangements (c)	—	(14)
________________

(a)	The increase in the long-term debt is related to the issuance of the February 2022 Notes.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an (asset) liability position.

Concentration of Credit Risk
We maintain cash and cash equivalents and derivative contracts with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Currently, our investment portfolio is comprised of U.S. and Canadian government obligations, U.S. Treasury and AAA-rated money market funds, bank time deposits and highly rated commercial paper.
We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
LIMITED BRANDS, INC.

Our fiscal year ends on the Saturday closest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2012 refers to the 53-week period ended February 2, 2013, and 2011 and 2010 represent the 52-week periods ending January 28, 2012 and January 29, 2011, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 2, 2013.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of Limited Brands, Inc.:

We have audited Limited Brands, Inc. and subsidiaries' internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Limited Brands, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Limited Brands, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity, and Cash Flows for each of the three years in the period ended February 2, 2013 of Limited Brands, Inc. and subsidiaries, and our report dated March 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
March 22, 2013

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of Limited Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Limited Brands, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity, and Cash Flows for each of the three years in the period ended February 2, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Limited Brands, Inc. and subsidiaries at February 2, 2013 and January 28, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 2, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Limited Brands, Inc. and subsidiaries' internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
March 22, 2013

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2012	2011	2010
Net Sales	$10,459	$10,364	$9,613
Costs of Goods Sold, Buying and Occupancy	(6,073)	(6,307)	(5,982)
Gross Profit	4,386	4,057	3,631
General, Administrative and Store Operating Expenses	(2,720)	(2,698)	(2,341)
Impairment of Goodwill and Other Intangible Assets	(93)	(232)	(6)
Gain on Divestiture of Third-party Apparel Sourcing Business	—	111	—
Operating Income	1,573	1,238	1,284
Interest Expense	(316)	(246)	(208)
Other Income	24	235	175
Income Before Income Taxes	1,281	1,227	1,251
Provision for Income Taxes	528	377	446
Net Income	$753	$850	$805
Net Income Per Basic Share	$2.60	$2.80	$2.49
Net Income Per Diluted Share	$2.54	$2.70	$2.42

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2012	2011	2010
Net Income	$753	$850	$805
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	5	3	41
Foreign Currency Translation	(2)	(1)	(1)
Unrealized Gain (Loss) on Cash Flow Hedges	1	(3)	(24)
Total Other Comprehensive Income (Loss), Net of Tax	4	(1)	16
Total Comprehensive Income	$757	$849	$821

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	February 2, 2013	January 28, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$773	$935
Accounts Receivable, Net	203	218
Inventories	1,004	997
Deferred Income Taxes	29	51
Other	196	167
Total Current Assets	2,205	2,368
Property and Equipment, Net	1,803	1,644
Goodwill	1,318	1,330
Trade Names and Other Intangible Assets, Net	412	495
Other Assets	281	271
Total Assets	$6,019	$6,108
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$541	$540
Accrued Expenses and Other	807	770
Current Portion of Long-term Debt	—	57
Income Taxes	190	159
Total Current Liabilities	1,538	1,526
Deferred Income Taxes	200	183
Long-term Debt	4,477	3,481
Other Long-term Liabilities	818	780
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 304 and 296 shares issued; 289 and 295 shares outstanding, respectively	152	148
Paid-in Capital	186	25
Accumulated Other Comprehensive Income	4	—
Retained Earnings (Accumulated Deficit)	(672)	24
Less: Treasury Stock, at Average Cost; 15 and 1 shares, respectively	(685)	(60)
Total Limited Brands, Inc. Shareholders’ Equity (Deficit)	(1,015)	137
Noncontrolling Interest	1	1
Total Equity (Deficit)	(1,014)	138
Total Liabilities and Equity (Deficit)	$6,019	$6,108

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 30, 2010	323	$161	$—	$(15)	$2,037	$—	$1	$2,184
Net Income	—	—	—	—	805	—	—	805
Other Comprehensive Income	—	—	—	16	—	—	—	16
Total Comprehensive Income	—	—	—	16	805	—	—	821
Cash Dividends ($4.60 per share)	—	—	—	—	(1,488)	—	—	(1,488)
Repurchase of Common Stock	(8)	—	—	—	—	(207)	—	(207)
Exercise of Stock Options and Other	6	3	164	—	—	—	—	167
Balance, January 29, 2011	321	$164	$164	$1	$1,354	$(207)	$1	$1,477
Net Income	—	—	—	—	850	—	—	850
Other Comprehensive Income (Loss)	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income (Loss)	—	—	—	(1)	850	—	—	849
Cash Dividends ($3.80 per share)	—	—	—	—	(1,144)	—	—	(1,144)
Repurchase of Common Stock	(32)	—	—	—	—	(1,194)	—	(1,194)
Treasury Share Retirement	—	(19)	(286)	—	(1,036)	1,341	—	—
Exercise of Stock Options and Other	6	3	147	—	—	—	—	150
Balance, January 28, 2012	295	$148	$25	$—	$24	$(60)	$1	$138
Net Income	—	—	—	—	753	—	—	753
Other Comprehensive Income	—	—	—	4	—	—	—	4
Total Comprehensive Income	—	—	—	4	753	—	—	757
Cash Dividends ($5.00 per share)	—	—	—	—	(1,449)	—	—	(1,449)
Repurchase of Common Stock	(14)	—	—	—	—	(625)	—	(625)
Exercise of Stock Options and Other	8	4	161	—	—	—	—	165
Balance, February 2, 2013	289	$152	$186	$4	$(672)	$(685)	$1	$(1,014)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

LIMITED BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2012	2011	2010
Operating Activities
Net Income	$753	$850	$805
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	389	391	394
Amortization of Landlord Allowances	(35)	(35)	(35)
Goodwill and Intangible Asset Impairment Charges	93	232	6
Deferred Income Taxes	11	(37)	(24)
Share-based Compensation Expense	73	51	64
Excess Tax Benefits from Share-based Compensation	(116)	(48)	(19)
Gain on Distributions from Easton Investments	(13)	—	—
Gain on Sale of Assets	(3)	—	—
Long-lived Store Asset Impairment Charges	27	—	—
Expense related to Contribution of Express Common Stock to The Limited Brands Foundation	—	163	—
Gain on Contribution of Express Common Stock to The Limited Brands Foundation	—	(147)	—
Gain on Divestiture of Third-party Apparel Sourcing Business	—	(111)	—
Gain on Sale of Express Common Stock	—	(86)	(45)
Gain on Distribution from Express	—	—	(49)
Gain on Express Initial Public Offering	—	—	(52)
Gain on Divestiture of Limited Stores	—	—	(20)
Loss on Extinguishment of Debt	—	—	25
Changes in Assets and Liabilities, Net of Assets and Liabilities related to Divestitures:
Accounts Receivable	5	(152)	(11)
Inventories	(7)	(27)	9
Accounts Payable, Accrued Expenses and Other	(43)	106	112
Income Taxes Payable	139	13	73
Other Assets and Liabilities	78	103	51
Net Cash Provided by Operating Activities	1,351	1,266	1,284
Investing Activities
Capital Expenditures	(588)	(426)	(274)
Return of Capital from Third-party Apparel Sourcing Business Investment	22	—	—
Return of Capital from Easton Investments	13	—	—
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	124	—
Proceeds from Sale of Express Common Stock	—	99	73
Return of Capital from Express	—	—	49
Proceeds from Divestiture of Limited Stores	—	—	32
Return of Capital from Limited Stores	—	—	7
Proceeds from Sale of Assets	11	—	—
Other Investing Activities	11	(23)	7
Net Cash Used for Investing Activities	(531)	(226)	(106)
Financing Activities
Proceeds from Long-term Debt, Net of Issuance Costs	985	981	390
Payments of Long-term Debt	(57)	—	(645)
Financing Costs	—	(7)	(14)
Repurchase of Common Stock	(629)	(1,190)	(207)
Dividends Paid	(1,449)	(1,144)	(1,488)
Excess Tax Benefits from Share-based Compensation	116	48	19
Proceeds from Exercise of Stock Options and Other	52	75	88
Net Cash Used for Financing Activities	(982)	(1,237)	(1,857)
Effects of Exchange Rate Changes on Cash	—	2	5
Net Decrease in Cash and Cash Equivalents	(162)	(195)	(674)
Cash and Cash Equivalents, Beginning of Year	935	1,130	1,804
Cash and Cash Equivalents, End of Year	$773	$935	$1,130
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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2012” refers to the 53-week period ending February 2, 2013. “2011” and “2010” refer to the 52-week periods ending January 28, 2012 and January 29, 2011, respectively.
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
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which amounted to $59 million as of February 2, 2013 and $69 million as of January 28, 2012, are included in Accounts Payable on the Consolidated Balance Sheets.
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
The Company’s capitalized direct response advertising costs amounted to $15 million and $17 million as of February 2, 2013 and January 28, 2012, respectively, and are included in Other Current Assets on the Consolidated Balance Sheets. All other advertising costs are expensed at the time the promotion first appears in media or in the store. Catalogue and advertising costs amounted to $460 million for 2012, $474 million for 2011 and $473 million for 2010.

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
Goodwill and Intangible Assets
The Company has certain intangible assets resulting from business combinations and acquisitions that are recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives ranging from 3 to 10 years.
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
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, pursuant to Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, the Company recognizes an impairment charge equal to the difference. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. The Company's reporting units that have goodwill are Victoria's Secret Stores, Victoria's Secret Direct, Bath & Body Works and La Senza.
Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, pursuant to ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any.
If future economic conditions are different than those projected by management, future impairment charges may be required.

Leases and Leasehold Improvements
The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon the store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements amounted to $120 million as of February 2, 2013 and $113 million as of January 28, 2012. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company receives construction allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period) and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which amounted to $178 million as of February 2, 2013 and $181 million as of January 28, 2012, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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
Foreign Currency Translation
The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments are recorded as a component of Comprehensive Income in the Consolidated Statements of Comprehensive Income and the Consolidated Statements of Total Equity (Deficit).
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
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

2. New Accounting Pronouncements
Indefinite-Lived Intangible Assets
In July 2012, the Financial Accounting Standards Board ("FASB") issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. If a company determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if a company concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. This guidance will be effective beginning in fiscal 2013, however, early adoption is permitted. The Company adopted this guidance in the fourth quarter of 2012. ASU 2012-02 did not have an impact on the Company's consolidated results of operations, financial position or cash flows.

Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income. This guidance requires companies to disclose, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same period, a cross reference to other disclosures currently required under US GAAP is required in the notes. This guidance is required to be adopted in fiscal year 2013, however, early adoption is permitted. ASU 2013-02 will not have an impact on the Company’s consolidated results of operations, financial position or cash flows. The Company is currently evaluating the provisions of this ASU.

3. Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Weighted-average Common Shares:
Issued Shares (a)	302	323	326
Treasury Shares (a)	(12)	(19)	(3)
Basic Shares	290	304	323
Effect of Dilutive Options and Restricted Stock	7	10	10
Diluted Shares	297	314	333
Anti-dilutive Options and Awards (b)	1	1	2
 ________________

(a)	In December 2011, the Company retired 39 million shares of its Treasury Stock.

(b)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

For additional information, see Note 9, “Equity Investments and Other.”
Limited Stores
In June 2010, the Company completed the divestiture of its remaining 25% ownership interest in Limited Stores and resigned its seats on Limited Stores’ Board of Directors. The Company received pre-tax net cash proceeds of $32 million from the divestiture which resulted in a pre-tax gain of $20 million. For additional information, see Note 9, “Equity Investments and Other.”

5. Restructuring Activities
During the fourth quarter of 2011, the Company initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. The Company recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million, including non-cash charges of $5 million, in the fourth quarter of 2011. The restructuring charges of $17 million and $7 million are included in Cost of Goods Sold, Buying and Occupancy and General, Administrative and Store Operating Expenses, respectively, on the 2011 Consolidated Statement of Income. In 2012, the Company made cash payments of $11 million and decreased the estimate of expected contract termination costs by $3 million related to this restructuring program. This $3 million change in estimate was included in Cost of Goods Sold, Buying and Occupancy on the 2012 Consolidated Statements of Income. Of the remaining balance of $5 million, $4 million is included in Accrued Expenses and Other and $1 million is included in Other Long-term Liabilities on the 2012 Consolidated Balance Sheet.
During the second quarter of 2012, the Company initiated a second restructuring program designed to further resize the La Senza store fleet. In 2012, the Company recognized a pre-tax charge of $17 million, including non-cash charges of $6 million. Restructuring charges of $16 million and $1 million are included in Cost of Goods Sold, Buying and Occupancy and General, Administrative and Store Operating Expenses, respectively, on the 2012 Consolidated Statement of Income. In 2012, the Company made cash payments of $5 million related to this restructuring program. Of the remaining balance of $6 million, $2 million is included in Accrued Expenses and Other and $4 million is included in Other Long-term Liabilities on the 2012 Consolidated Balance Sheet.

6. Inventories
The following table provides details of inventories as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Finished Goods Merchandise	$916	$926
Raw Materials and Merchandise Components	88	71
Total Inventories	$1,004	$997

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Land	$60	$61
Buildings and Improvements	402	403
Furniture, Fixtures, Software and Equipment	2,715	2,528
Leaseholds Improvements	1,359	1,236
Construction in Progress	186	159
Total	4,722	4,387
Accumulated Depreciation and Amortization	(2,919)	(2,743)
Property and Equipment, Net	$1,803	$1,644

Depreciation expense was $386 million in 2012 and $387 million in both 2011 and 2010.
In the fourth quarter of 2012, the Company concluded that the continued negative operating results of the Henri Bendel business was an indicator of potential impairment for the Henri Bendel long-lived stores assets. The Company calculated the impairment by comparing the estimated discounted cash flows at the individual store level to its respective carrying value and recognized an impairment charge of $27 million. This impairment charge is included in Cost of Goods Sold, Buying & Occupancy on the 2012 Consolidated Statement of Income. The remaining carrying value of the Henri Bendel long-lived stores assets subsequent to the impairment is $6 million as of February 2, 2013.

8. Goodwill, Trade Names and Other Intangible Assets, Net
Goodwill
The following table provides the rollforward of goodwill for the fiscal years ended February 2, 2013 and January 28, 2012:

	Victoria’s Secret	Bath & Body Works	Other		Total
	(in millions)
Balance as of January 29, 2011	$690	$628	$133	(a)	$1,451
Impairment	—	—	(119)		(119)
Foreign Currency Translation	—	—	(2)		(2)
Balance as of January 28, 2012	690	628	12		1,330
Impairment	—	—	(12)		(12)
Balance as of February 2, 2013	$690	$628	$—		$1,318
  ________________
(a) Balance is presented net of a $189 million La Senza impairment recognized in the fourth quarter of 2008.

The Company tests for goodwill impairment at the reporting unit level. The Company's reporting units with goodwill balances at February 2, 2013 were the Victoria's Secret and Bath & Body Works operating segments. Goodwill associated with the La Senza reporting unit is fully impaired at February 2, 2013.

Intangible Assets—Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names which are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. The following table provides additional detail regarding the composition of trade names as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Victoria's Secret	$246	$246
Bath & Body Works	165	165
La Senza	—	75
Intangible Assets - Trade Names	$411	$486
The La Senza trade name is fully impaired as of February 2, 2013.
Intangible Assets—Finite Lives

Intangible assets with finite lives represent certain trademarks and customer relationships. These assets totaled $1 million and $9 million as of February 2, 2013 and January 28, 2012, respectively, and are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. Amortization expense was $3 million for 2012, $4 million for 2011 and $7 million for 2010. Estimated future annual amortization expense will be approximately $1 million in 2013 and less than $1 million in 2014 and 2015.

Impairment Charges
La Senza
In conjunction with the January 2007 acquisition of La Senza, the Company recognized goodwill, intangible assets with indefinite lives and intangible assets with finite lives. These assets are included in the La Senza reporting unit which is included in Other in the Company's segment reporting.
2008
In the fourth quarter of 2008, the Company completed its annual impairment testing. During the latter half of 2008, La Senza's operating results were negatively impacted by the global economic downturn and the resulting impact on the Canadian retail environment as well as other factors. As part of the annual impairment evaluation, the Company assessed the recoverability of goodwill using a discounted cash flow methodology. The Company concluded that the carrying value of the La Senza goodwill exceeded the implied fair value based on the estimated fair value of the La Senza reporting unit. Accordingly, the Company recorded a goodwill impairment charge of $189 million. Prior to completing the goodwill impairment evaluation, the Company performed its annual impairment analysis for indefinite-lived trade names. Based on its evaluation using a relief from royalty and other discounted cash flow methodologies, the Company concluded that certain La Senza trade name assets were impaired. Accordingly, the Company recorded an impairment charge of $25 million to reduce the carrying value of these assets to their estimated fair values. The Company also recognized a $1 million impairment charge related to a finite lived trade name asset.
2009
In the fourth quarter of 2009, the Company made the decision to exit the La Senza Girl business and recorded an impairment charge of $3 million to write-off the La Senza Girl trade name and other minor trade names.
2011
In the fourth quarter of 2011, the Company completed its annual impairment testing. During 2011, La Senza’s operating results failed to meet the Company's expectations, as both comparable store sales and gross profit were below the Company's beginning of year expectations especially in the critical fourth quarter holiday period. As part of the annual impairment evaluation, the Company assessed the recoverability of goodwill using a discounted cash flow methodology. The Company concluded that the carrying value of the La Senza goodwill exceeded the implied fair value based on the estimated fair value of the La Senza reporting unit. Accordingly, the Company recorded a goodwill impairment charge of $119 million. The goodwill impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2011 Consolidated Statement of Income.
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
2012
In the fourth quarter of 2012, the Company completed its annual impairment testing. During 2012, La Senza’s operating results again failed to meet the Company's expectations, as both comparable store sales and gross profit were below our beginning of year expectations. As part of the annual impairment evaluation, the Company assessed the recoverability of goodwill using a discounted cash flow methodology. The Company concluded that the carrying value of the La Senza goodwill exceeded the implied fair value based on the estimated fair value of the La Senza reporting unit. Accordingly, the Company recorded a goodwill impairment charge of $12 million which fully impaired La Senza's remaining goodwill. The goodwill impairment charge is included in Impairment of Goodwill and Other Intangible Assets on the 2012 Consolidated Statement of Income.
Prior to completing the goodwill impairment evaluation, the Company performed its annual impairment analysis for its indefinite-lived trade name. Based on its evaluation using relief from royalty and other discounted cash flow methodologies, the Company concluded that the La Senza trade name asset was impaired. Accordingly, the Company recorded an impairment charge of $75 million to reduce the carrying value of the trade name asset to zero. The Company also recognized a $6 million impairment charge related to certain finite-lived customer relationship intangible assets. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2012 Consolidated Statement of Income.
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
In the fourth quarter of 2012, the Company received a $28 million dividend from the third-party apparel sourcing business. This reduced the Company's carrying value in the investment. Of this dividend, $22 million is included in Return of Capital from Third-party Apparel Sourcing Business Investment within the Investing Activities section of the 2012 Consolidated Statement of Cash Flows and $6 million is included in Other Assets and Liabilities within the Operating Activities section of the 2012 Consolidated Statement of Cash Flows.
The Company's carrying value for this investment was $52 million as of February 2, 2013 and $72 million as of January 28, 2012 and is included in Other Assets on the February 2, 2013 and January 28, 2012 Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income on the Consolidated Statements of Income.
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
The Company maintains agreements with Express whereby the Company continues to provide logistics services and lease office space. The Company's third-party apparel sourcing business, which the Company divested in the fourth quarter of 2011, also continues to provide merchandise sourcing services to Express. The Company recognized merchandise sourcing revenue from Express of $325 million in 2011 and $384 million in 2010. These amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage through the second quarter of 2010.
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
The Company maintains agreements with Limited Stores whereby the Company continues to provide logistics services. The Company's third-party apparel sourcing business, which the Company divested in the fourth quarter of 2011, also continues to provide merchandise sourcing services to Limited Stores. The Company recognized merchandise sourcing revenue from Limited Stores of $83 million in 2011 and $62 million in 2010. The amounts are net of the elimination of merchandise sourcing revenue equal to the Company’s ownership percentage through the second quarter of 2010.
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $75 million as of February 2, 2013 and $70 million as of January 28, 2012 and are recorded in Other Assets on the Consolidated Balance Sheets. In the third quarter of 2012, the Company received $13 million in cash distributions from certain of the Company's investments in Easton which are included in Return of Capital from Easton Investments within the Investing Activities section on the 2012 Consolidated Statement of Cash Flow. The Company recognized a pre-tax gain of $13 million which is included in Other Income on the 2012 Consolidated Statements of Income.
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

10. Accrued Expenses and Other
The following table provides additional information about the composition of accrued expenses and other as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$202	$196
Compensation, Payroll Taxes and Benefits	180	171
Taxes, Other Than Income	84	67
Interest	79	50
Insurance	37	36
Returns Reserve	28	30
Rent	26	21
Other	171	199
Total Accrued Expenses and Other	$807	$770

11. Income Taxes
The following table provides the components of the Company’s provision for income taxes for 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Current:
U.S. Federal	$432	$357	$406
U.S. State	67	46	54
Non-U.S.	18	11	10
Total	517	414	470
Deferred:
U.S. Federal	14	6	(20)
U.S. State	4	1	(3)
Non-U.S.	(7)	(44)	(1)
Total	11	(37)	(24)
Provision for Income Taxes	$528	$377	$446

The Non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $1 million for 2012, a loss of $37 million for 2011 and income of $42 million for 2010. The 2012 income included the impact of the $93 million impairment of goodwill and other intangible assets at La Senza. The 2011 loss included the impact of the $232 million impairment of goodwill and other intangible assets at La Senza as well as the Non-U.S. portion of the gain on the divestiture of the third-party apparel sourcing business of $105 million.

The 2011 Non-U.S. deferred benefit of $44 million is primarily the result of the reversal of a deferred tax liability associated with the La Senza trade name established upon the acquisition of La Senza.
The Company's income taxes payable has been reduced by the excess tax benefits from employee stock plan awards. For stock options, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and exercise. For restricted stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company had net excess tax benefits from equity awards of $116 million, $48 million and $19 million in 2012, 2011 and 2010, respectively, which were reflected as increases to equity.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2012, 2011 and 2010:

	2012	2011	2010
Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	4.0%	4.0%	3.5%
Express Charitable Contribution	—%	(5.0)%	—%
Deductible Loss on Divestiture of Limited Stores	—%	—%	(2.4)%
Non-deductible Impairment of Goodwill and Other Intangible Assets	2.4%	4.3%	—%
Non-U.S. Portion of the Divestiture of Third-party Apparel Sourcing Business	—%	(3.0)%	—%
Impact of Non-U.S. Operations	1.1%	(2.2)%	0.5%
Other Items, Net	(1.3)%	(2.4)%	(1.0)%
Effective Tax Rate	41.2%	30.7%	35.6%

No deferred tax liability is currently recorded on Non-U.S. affiliated earnings as the tax basis is greater than the carrying value on those Non-U.S. affiliates.
Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of February 2, 2013 and January 28, 2012. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	February 2, 2013			January 28, 2012
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$43	$—	$43	$45	$—	$45
Non-qualified Retirement Plan	86	—	86	82	—	82
Property and Equipment	—	(190)	(190)	—	(190)	(190)
Goodwill	—	(15)	(15)	—	(15)	(15)
Trade Names and Other Intangibles	—	(138)	(138)	—	(139)	(139)
Charitable Contribution Carryforwards	—	—	—	23	—	23
State Net Operating Loss Carryforwards	23	—	23	26	—	26
Non-U.S. Operating Loss Carryforwards	151	—	151	40	—	40
Valuation Allowance	(171)	—	(171)	(59)	—	(59)
Other, Net	67	—	67	55	—	55
Total Deferred Income Taxes	$199	$(343)	$(144)	$212	$(344)	$(132)

As of February 2, 2013, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2013 through 2028. The Company has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided for the deferred tax asset.
As of February 2, 2013, the Company had available for non-U.S. tax purposes net operating loss carryforwards which expire, if unused, in the years 2027 through 2032. The Company has determined that it is more likely than not that all of the net operating loss carryforwards will not be realized and a valuation allowance has been provided for the net deferred tax assets, including the net operating loss carryforwards, of the related tax loss entities.
Income tax payments were $336 million for 2012, $400 million for 2011 and $376 million for 2010.

Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2012, 2011 and 2010, without interest and penalties:

	2012	2011	2010
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$146	$147	$115
Increases in Unrecognized Tax Benefits for Prior Years	13	4	17
Decreases in Unrecognized Tax Benefits for Prior Years	(19)	(33)	(17)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	52	45	40
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(1)	(9)	(2)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(6)	(8)	(6)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$185	$146	$147

Of the $185 million, $146 million and $147 million of total unrecognized tax benefits at February 2, 2013, January 28, 2012, and January 29, 2011, respectively, approximately $160 million, $131 million and $130 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $135 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense of $1 million in 2012, benefit of $7 million in 2011 and expense of $2 million in 2010. The Company has accrued approximately $26 million, $25 million and $32 million for the payment of interest and penalties as of February 2, 2013, January 28, 2012, and January 29, 2011, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. At the end of 2012, the Company was subject to examination by the IRS for 2009 through 2011. The Company is also subject to various U.S. state and local income tax examinations for the years 2004 to 2011. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2002 to 2011. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

12. Long-term Debt
The following table provides the Company’s long-term debt balance as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$—
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	489	488
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,889	$1,888
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”) (a)	$721	$724
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”) (b)	218	220
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)	—	57
Total Senior Unsecured Debt	$1,588	$1,650
Total	$4,477	$3,538
Current Portion of Long-term Debt	—	(57)
Total Long-term Debt, Net of Current Portion	$4,477	$3,481
_______________

(a)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $22 million as of February 2, 2013 and $25 million as of January 28, 2012.

(b)
The principal balance outstanding was $213 million as of both February 2, 2013 and January 28, 2012. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $5 million as of February 2, 2013 and $7 million as of January 28, 2012.

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2013	$—
2014	213
2015	—
2016	—
2017	700
Thereafter	3,550
Cash paid for interest was $276 million in 2012, $225 million in 2011 and $209 million in 2010.
Issuance of Notes
In May 2010, the Company issued $400 million of 7.00% notes due in May 2020 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2020 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (such subsidiaries, the "Guarantors"). The proceeds from the issuance were $390 million, which were net of issuance costs of $10 million. These issuance costs are being amortized through the maturity date of May 2020 and are included within Other Assets on the Consolidated Balance Sheets.
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
In February 2012, the Company issued $1 billion of 5.625% notes due in February 2022 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $985 million, which were net of issuance costs of $15 million. These transaction costs are being amortized through the maturity date of February 2022 and are included within Other Assets on the 2012 Consolidated Balance Sheet.
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
In August 2010, the Company repurchased $20 million and $1 million of the 2014 Notes and the 2012 Notes, respectively, through open-market transactions.
Revolving Facility
On July 15, 2011, the Company entered into an amendment and restatement (“Amendment”) of its secured revolving credit facility (“Revolving Facility”). The Amendment increased the aggregate amount of the commitments of the lenders under the Revolving Facility to $1 billion and extended the termination date to July 15, 2016. In addition, the Amendment reduced fees payable under the Revolving Facility which are based on the Company’s long-term credit ratings. The fees related to committed and unutilized amounts per year are 0.325% per annum and the fees related to outstanding letters of credit are 1.75% per annum. In addition, the interest rate on outstanding borrowings is London Interbank Offered Rate (“LIBOR”) plus 1.75%.
The Company incurred fees related to the Amendment of the Revolving Facility of $7 million, which were capitalized and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of February 2, 2013, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of February 2, 2013, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $12 million of outstanding letters of credit as of February 2, 2013 that reduce its remaining availability under its amended credit agreements.
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Other Long-term Liabilities	$59	$60

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for 2012 and 2011:

	Location	2012	2011
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$1	$(3)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (a)	Other Income	5	—
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
Interest Rate Designated Fair Value Hedges
The Company had interest rate swap agreements related to the 2017 Notes with a notional amount of $175 million as of January 28, 2012. The interest rate swap arrangements effectively converted the fixed interest rate on the related debt to a variable interest rate based on a LIBOR plus a fixed interest rate.
The swap arrangements were designated as fair value hedges. The changes in the fair value of the interest rate swaps had an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements was accrued and recognized as an adjustment to interest expense.
In August 2011, the Company terminated interest rate designated fair value hedges related to the 2014 Notes with a notional amount of $213 million. In settlement of these hedges, the Company received $9 million. The carrying value of the 2014 Notes includes $5 million of unamortized hedge settlements at February 2, 2013 which are amortized as a reduction to interest expense through the maturity date of the 2014 Notes.
In September 2011, the Company terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $150 million. In settlement of these hedges, the Company received $12 million. In June 2012, the Company terminated the remaining interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $175 million. In settlement of these hedges, the Company received $14 million. The carrying value of the 2017 Notes includes $22 million of unamortized hedge settlements at February 2, 2013 which are amortized as a reduction to interest expense through the maturity date of the 2017 Notes.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Other Assets	$—	$14

14. Fair Value Measurements
The following table provides a summary of the carrying value and fair value of long-term debt as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Carrying Value	$4,477	$3,538
Fair Value (a)	5,023	3,849
________________

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosure. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of February 2, 2013 and January 28, 2012:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of February 2, 2013
Assets:
Cash and Cash Equivalents	$773	$—	$—	$773
Liabilities:
Cross-currency Cash Flow Hedges	—	59	—	59
Lease Guarantees	—	—	2	2
As of January 28, 2012
Assets:
Cash and Cash Equivalents	$935	$—	$—	$935
Interest Rate Designated Fair Value Hedges	—	14	—	14
Liabilities:
Cross-currency Cash Flow Hedges	—	60	—	60
Lease Guarantees	—	—	4	4

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

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for 2012 and 2011:

	2012	2011
	(in millions)
Beginning Balance	$4	$6
Change in Estimated Fair Value Reported in Earnings	(2)	(2)
Ending Balance	$2	$4

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

15. Comprehensive Income
Comprehensive Income consists of gains and losses on derivative instruments and foreign currency translation adjustments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity (Deficit).
The following table provides the rollforward of additional detail regarding the composition of accumulated other comprehensive income as of February 2, 2013 and January 28, 2012:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 29, 2011	$(7)	$8	$1
Current-period Other Comprehensive Income (Loss)	(1)	—	(1)
Balance as of January 28, 2012	(8)	8	—
Current-period Other Comprehensive Income (Loss)	(2)	6	4
Balance as of February 2, 2013	$(10)	$14	$4

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
The following table provides rent expense for 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Store Rent:
Fixed Minimum	$453	$437	$417
Contingent	60	50	44
Total Store Rent	513	487	461
Office, Equipment and Other	67	62	60
Gross Rent Expense	580	549	521
Sublease Rental Income	(2)	(3)	(3)
Total Rent Expense	$578	$546	$518

The following table provides the Company’s minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2013	$527
2014	507
2015	456
2016	406
2017	351
Thereafter	1,192
 ________________

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.
The Company’s future sublease income under noncancelable subleases was $9 million as of February 2, 2013, which included $2 million of rent commitments related to disposed businesses under master lease arrangements.

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

In July 2009, a complaint was filed against the Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees, and injunctive relief. In November 2011, a jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011 and the trial court awarded future royalty payments through 2015. In January 2013, the Company appealed the judgment against the Company with the Court of Appeals for the Federal Circuit. Shortly before the Company's appeal was filed, this Court of Appeals ruled in another proceeding involving a different company, that the patents in the Company's case were invalid. As a result, the Company's appeal has been stayed until the other proceeding has been decided. Based on the decision that the plaintiff's patents are invalid and on the Company's other arguments, the Company believes the Court of Appeals should grant the Company's appeal. The Company intends to vigorously defend against this action.
Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $54 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $36 million as of February 2, 2013 and $49 million as of January 28, 2012. The estimated fair value of these guarantee obligations was $2 million as of February 2, 2013 and $4 million as of January 28, 2012, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of February 2, 2013 and January 28, 2012.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $55 million for 2012, $51 million for 2011 and $49 million for 2010.
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
The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of February 2, 2013 and January 28, 2012:

	February 2, 2013	January 28, 2012
	(in millions)
Balance at Beginning of Year	$214	$193
Contributions:
Associate	12	12
Company	12	15
Interest	12	11
Distributions	(22)	(17)
Balance at End of Year	$228	$214

Total expense recognized related to the non-qualified plan was $24 million for 2012, $26 million for 2011 and $27 million for 2010.

19. Shareholders’ Equity
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years 2012, 2011 and 2010:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2012	2011	2010	2012	2011	2010
	(in millions)	(in thousands)			(in millions)
November 2012 (a)	$250	245	NA	NA	$11	NA	NA	$45.47
February 2012 (b)	500	9,871	NA	NA	450	NA	NA	45.61
November 2011	250	3,657	2,116	NA	164	$85	NA	44.90
May 2011	500	NA	13,293	NA	NA	500	NA	37.59
March 2011	500	NA	13,695	NA	NA	500	NA	36.49
November 2010 (c)	200	NA	3,431	1,907	NA	109	$60	31.68
March 2010 (d)	200	NA	NA	5,714	NA	NA	147	25.69
Total		13,773	32,535	7,621	$625	$1,194	$207

 ________________

(a)	The November 2012 repurchase program had $239 million remaining as of February 2, 2013.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

(c)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

(d)	The March 2010 repurchase program had $53 million remaining at the time it was cancelled in conjunction with the approval of the November 2010 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable on the 2012 Consolidated Balance Sheet. There were $4 million of share repurchases reflected in Accounts Payable as of January 28, 2012.
Subsequent to February 2, 2013, the Company repurchased an additional 0.5 million shares of common stock for $24 million under the November 2012 repurchase program.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the fiscal years 2012, 2011 and 2010:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2012
Fourth Quarter	$0.25	$3.00	$3.25	$942
Third Quarter	0.25	1.00	1.25	361
Second Quarter	0.25	—	0.25	73
First Quarter	0.25	—	0.25	73
2012 Total	$1.00	$4.00	$5.00	$1,449
2011
Fourth Quarter	$0.20	$2.00	$2.20	$653
Third Quarter	0.20	—	0.20	60
Second Quarter	0.20	1.00	1.20	367
First Quarter	0.20	—	0.20	64
2011 Total	$0.80	$3.00	$3.80	$1,144
2010
Fourth Quarter	$0.15	$3.00	$3.15	$1,017
Third Quarter	0.15	—	0.15	49
Second Quarter	0.15	—	0.15	49
First Quarter	0.15	1.00	1.15	373
2010 Total	$0.60	$4.00	$4.60	$1,488

Subsequent to February 2, 2013, the Board of Directors declared the first quarter 2013 common stock dividend of $0.30 per share payable on March 8, 2013 to shareholders of record at the close of business on February 22, 2013. This is a $0.05 increase from the 2012 quarterly dividends.
Treasury Stock Retirement
In December 2011, the Company retired 39 million shares of its treasury stock. The retirement resulted in a reduction of $1.341 billion in Treasury Stock, $19 million in the par value of Common Stock, $286 million in Paid-in Capital and $1.036 billion in Retained Earnings.

20. Share-based Compensation
Plan Summary
In 2011, the Company's shareholders approved the 2011 Stock Option and Performance Incentive Plan. The plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of ten years. Stock options generally vest ratably over 3 to 4 years. Restricted stock generally vests (the restrictions lapse) at the end of a three year period.
The Limited Brands, Inc. Stock Award and Deferred Compensation Plan for Non-Associate Directors provides for an annual stock retainer for non-associate directors. The stock issued in conjunction with this plan has no restrictions.
Under the Company’s plans, approximately 144 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 17 million options and shares were available for grant as of February 2, 2013.
In 2012 and 2011, the Company’s Board of Directors declared special dividends of $4 and $3 per share, respectively. For additional information, see Note 19, "Shareholders' Equity." In accordance with the anti-dilutive provisions of the stock plans, the Company adjusted both the exercise price and the number of share-based awards outstanding as of the record date of the special dividends. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price were approximately equal immediately before and after the adjustments. Therefore, no compensation expense was recognized.
Stock Options
The following table provides the Company’s stock option activity for the fiscal year ended February 2, 2013:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of January 28, 2012	9,383	$17.26
Granted	1,385	44.72
Exercised	(4,271)	12.61
Cancelled	(240)	29.24
Adjustment for Special Dividends	778
Outstanding as of February 2, 2013	7,035	$23.16	6.17	$169,574
Vested and Expected to Vest as of February 2, 2013 (a)	6,798	22.60	6.08	167,707
Options Exercisable as of February 2, 2013	4,022	14.69	4.40	130,969
 ________________

(a)	The number of options expected to vest includes an estimate of expected forfeitures.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $133 million for 2012, $100 million for 2011 and $57 million for 2010.
The total fair value at grant date of option awards vested was $10 million for 2012, $8 million for 2011 and $8 million for 2010.
The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $19 million as of February 2, 2013. This cost is expected to be recognized over a weighted-average period of 2.8 years.
The weighted-average estimated fair value of stock options granted was $13.89 per share for 2012, $9.35 per share for 2011 and $7.51 per share for 2010.
Cash received from stock options exercised was $53 million for 2012, $75 million for 2011 and $88 million for 2010. Tax benefits realized from tax deductions associated with stock options exercised were $42 million for 2012, $34 million for 2011 and $20 million for 2010.
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
The following table contains the weighted-average assumptions used during 2012, 2011 and 2010:

	2012	2011	2010
Expected Volatility	47%	48%	49%
Risk-free Interest Rate	1.0%	1.9%	2.3%
Dividend Yield	2.7%	4.1%	3.3%
Expected Life (in years)	4.8	5.0	4.5

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
Restricted Stock
The following table provides the Company’s restricted stock activity for the fiscal year ended February 2, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of January 28, 2012	10,432	$14.68
Granted	3,018	40.92
Vested	(5,797)	6.31
Cancelled	(427)	27.57
Adjustment for Special Dividends	868	NA
Unvested as of February 2, 2013	8,094	28.13
 ________________

NA	Not applicable

The Company’s total intrinsic value of restricted stock vested was $257 million for 2012, $83 million for 2011 and $40 million for 2010.
The Company’s total fair value at grant date of awards vested was $37 million for 2012, $32 million for 2011 and $29 million for 2010. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.
As of February 2, 2013, there was $104 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.7 years.
Tax benefits realized from tax deductions associated with restricted stock vested were $90 million for 2012, $31 million for 2011 and $15 million for 2010.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2012, 2011 and 2010:

	2012	2011	2010
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$19	$14	$17
General, Administrative and Store Operating Expenses	54	37	47
Total Share-based Compensation Expense	$73	$51	$64

Share-based compensation expense is based on awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and adjusts, if necessary, in subsequent periods based on historical experience and expected future termination rates.
The tax benefit associated with recognized share-based compensation expense was $25 million for 2012, $17 million for 2011 and $21 million for 2010.

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

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	Henri Bendel, operator of 29 specialty stores, which features accessories and personal care products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information as of and for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
February 2, 2013
Net Sales	$6,574	$2,902	$983	$10,459
Depreciation and Amortization	148	53	153	354
Operating Income (Loss) (a)	1,188	604	(219)	1,573
Total Assets	2,428	1,286	2,305	6,019
Capital Expenditures	268	71	249	588
January 28, 2012
Net Sales	$6,121	$2,674	$1,569	$10,364
Depreciation and Amortization	142	52	162	356
Operating Income (Loss) (a)	1,081	513	(356)	1,238
Total Assets	2,346	1,273	2,489	6,108
Capital Expenditures	161	60	205	426
January 29, 2011
Net Sales	$5,520	$2,515	$1,578	$9,613
Depreciation and Amortization	135	55	169	359
Operating Income (Loss)	888	464	(68)	1,284
Total Assets	2,357	1,330	2,764	6,451
Capital Expenditures	82	39	153	274

________________

(a)	Operating Loss for the Other segment includes the effect of the following items:

(i)
In 2012, a $93 million impairment charge related to goodwill and other intangible assets for our La Senza business; a $27 million impairment charge related to long-lived store assets for our Henri Bendel business; and $14 million of expense associated with the store closure initiative at La Senza.

(ii)
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

In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business, which was included in Other in the table above. For additional information, see Note 9, "Equity Investments and Other."

The Company’s international sales, consisting of La Senza, Victoria's Secret Canada, Bath & Body Works Canada and Victoria's Secret UK retail sales; non-U.S. franchise, license and wholesale operations; and direct sales shipped internationally, totaled $1.060 billion in 2012, $943 million in 2011 and $762 million in 2010. The Company’s internationally based long-lived assets were $220 million as of February 2, 2013 and $277 million as of January 28, 2012.

22. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2012:

	Fiscal Quarter Ended
	April 28, 2012	July 28, 2012 (b)	October 27, 2012 (c)	February 2, 2013 (d)(e)
	(in millions except per share data)
Net Sales	$2,154	$2,399	$2,050	$3,856
Gross Profit	902	942	825	1,717
Operating Income	293	305	187	788
Income Before Income Taxes	213	229	128	711
Net Income	125	143	74	411
Net Income Per Basic Share (a)	$0.43	$0.50	$0.26	$1.43
Net Income Per Diluted Share (a)	$0.41	$0.49	$0.25	$1.39
 ________________

(a)
Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

(b)	Includes $4 million of expense associated with the store closure initiative at La Senza.

(c)	Includes the effect of the following items:

i.	A pre-tax gain of $13 million related to $13 million in cash distributions from certain of our investments in Easton; and

ii.	A pre-tax expense of $10 million associated with the store closure initiative at La Senza.

(d)	Includes the effect of the following items:

(i)	A pre-tax charge of $93 million related to the impairment of La Senza goodwill and other intangible assets; and

(ii)	A pre-tax charge of $27 million related to the impairment of Henri Bendel long-lived store assets.

(e)
The Company utilizes the retail calendar for reporting. As such, the results for fiscal years 2012 and 2011 represent the 53-week period ended February 2, 2013 and the 52-week period ended January 28, 2012, respectively. The 2012 fourth quarter consists of a fourteen week period versus a thirteen week period in 2011.

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

23. Subsequent Events
Subsequent to February 2, 2013, the Company repurchased an additional 0.5 million shares of common stock for $24 million under the November 2012 repurchase program. For additional information, see Note 19, "Shareholders' Equity."

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of February 2, 2013 and January 28, 2012 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the years ended February 2, 2013, January 28, 2012 and January 29, 2011.

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	February 2, 2013
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$417	$356	$—	$773
Accounts Receivable, Net	—	140	63	—	203
Inventories	—	847	157	—	1,004
Deferred Income Taxes	—	39	(10)	—	29
Other	2	117	77	—	196
Total Current Assets	2	1,560	643	—	2,205
Property and Equipment, Net	—	1,001	802	—	1,803
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	1	—	412
Net Investments in and Advances to/from Consolidated Affiliates	3,348	13,968	624	(17,940)	—
Other Assets	188	8	696	(611)	281
Total Assets	$3,538	$18,266	$2,766	$(18,551)	$6,019
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$291	$250	$—	$541
Accrued Expenses and Other	78	425	304	—	807
Income Taxes	1	134	55	—	190
Total Current Liabilities	79	850	609	—	1,538
Deferred Income Taxes	(4)	(9)	213	—	200
Long-term Debt	4,477	597	—	(597)	4,477
Other Long-term Liabilities	4	625	204	(15)	818
Total Equity (Deficit)	(1,018)	16,203	1,740	(17,939)	(1,014)
Total Liabilities and Equity (Deficit)	$3,538	$18,266	$2,766	$(18,551)	$6,019

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

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Sales	$—	$9,570	$2,954	$(2,065)	$10,459
Costs of Goods Sold, Buying and Occupancy	—	(5,578)	(2,464)	1,969	(6,073)
Gross Profit	—	3,992	490	(96)	4,386
General, Administrative and Store Operating Expenses	(5)	(2,405)	(403)	93	(2,720)
Impairment of Goodwill and Other Intangible Assets	—	—	(93)	—	(93)
Operating Income (Loss)	(5)	1,587	(6)	(3)	1,573
Interest Expense	(316)	(22)	(10)	32	(316)
Other Income (Loss)	262	(355)	128	(11)	24
Income (Loss) Before Income Taxes	(59)	1,210	112	18	1,281
Provision (Benefit) for Income Taxes	—	359	169	—	528
Equity in Earnings, Net of Tax	812	231	327	(1,370)	—
Net Income (Loss)	$753	$1,082	$270	$(1,352)	$753

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income (Loss)	$753	$1,082	$270	$(1,352)	$753
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	2	—	3	—	5
Foreign Currency Translation	—	—	(2)	—	(2)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	1	—	1
Total Other Comprehensive Income (Loss), Net of Tax	2	—	2	—	4
Total Comprehensive Income	$755	$1,082	$272	$(1,352)	$757

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

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2011
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income (Loss)	$850	$1,096	$296	$(1,392)	$850
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	3	—	—	—	3
Foreign Currency Translation	—	—	(1)	—	(1)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	3	—	(4)	—	(1)
Total Comprehensive Income	$853	$1,096	$292	$(1,392)	$849

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

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2010
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Income (Loss)	$805	$1,671	$529	$(2,200)	$805
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	10	—	31	—	41
Foreign Currency Translation	—	—	(1)	—	(1)
Unrealized Gain (Loss) on Cash Flow Hedges	(1)	—	(23)	—	(24)
Total Other Comprehensive Income (Loss), Net of Tax	9	—	7	—	16
Total Comprehensive Income	$814	$1,671	$536	$(2,200)	$821

LIMITED BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2012
	Limited Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated Limited Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(99)	$986	$464	$—	$1,351
Investing Activities:
Capital Expenditures	—	(344)	(244)	—	(588)
Return of Capital from Third-party Apparel Sourcing Business Investment	—	—	22	—	22
Return of Capital from Easton Investments	—	—	13	—	13
Proceeds from Sale of Assets	—	9	2	—	11
Net Investments in Consolidated Affiliates	—	36	—	(36)	—
Other Investing Activities	—	8	3	—	11
Net Cash Provided by (Used for) Investing Activities	—	(291)	(204)	(36)	(531)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	985	—	—	—	985
Payments of Long-term Debt	(57)	—	—	—	(57)
Repurchase of Common Stock	(629)	—	—	—	(629)
Dividends Paid	(1,449)	—	—	—	(1,449)
Excess Tax Benefits from Share-based Compensation	—	95	21	—	116
Net Financing Activities and Advances to/from Consolidated Affiliates	1,197	(744)	(489)	36	—
Proceeds From Exercise of Stock Options and Other	52	—	—	—	52
Net Cash Provided by (Used for) Financing Activities	99	(649)	(468)	36	(982)
Effects of Exchange Rate Changes on Cash	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	—	46	(208)	—	(162)
Cash and Cash Equivalents, Beginning of Year	—	371	564	—	935
Cash and Cash Equivalents, End of Year	$—	$417	$356	$—	$773

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Information regarding changes in accountants is set forth under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS” in our proxy statement to be filed on or about April 8, 2013 for the Annual Meeting of Stockholders to be held May 23, 2013 (the “Proxy Statement”) and is incorporated herein by reference.
There were no disagreements with accountants on accounting and financial disclosure.

ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective and designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 2, 2013 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of February 2, 2013 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors is set forth under the captions “ELECTION OF DIRECTORS—Nominees and Directors”, “—Director Independence”, “—Board Leadership Structure ”, “—Risk Oversight: Certain Compensation Matters”, “—Information Concerning the Board of Directors”, “—Committees of the Board of Directors”, “—Meetings of the Company's Non-Management Directors”, “—Communications with the Board”, “—Attendance at Annual Meetings”, “—Code of Conduct and Related Person Transaction Policy”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles and Related Person Transaction Policy and Committee Charters”, and “SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “EXECUTIVE OFFICERS OF THE REGISTRANT” in Part I.

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
The following table summarizes share and exercise price information about Limited Brands’ equity compensation plans as of February 2, 2013.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	15,924,441	$23.16	(2)	16,722,074
Equity compensation plans not approved by security holders	—	—		—
Total	15,924,441	$23.16		16,722,074
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

		The following consolidated financial statements of Limited Brands, Inc. and subsidiaries are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

			Management’s Report on Internal Control Over Financial Reporting

			Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

			Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

			Consolidated Statements of Income for the Years Ended February 2, 2013, January 28, 2012, and January 29, 2011

			Consolidated Statements of Comprehensive Income for the Years Ended February 2, 2013, January 28, 2012, and January 29, 2011

			Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012

			Consolidated Statements of Total Equity for the Years Ended February 2, 2013, January 28, 2012, and January 29, 2011

			Consolidated Statements of Cash Flows for the Years Ended February 2, 2013, January 28, 2012, and January 29, 2011

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

		3.4	Certificate of Amendment of Certificate of Incorporation dated May 31, 2001 incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 5, 2001.

		3.5	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2003.

		3.6	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K dated July 19, 2012.

		4.	Instruments Defining the Rights of Security Holders.

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

4.7
Third Supplemental Indenture dated as of May 4, 2010 between the Registrant, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on November 5, 2010.

4.8
Amendment and Restatement Agreement, dated as of July 15, 2011, among Limited Brands, Inc., the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, under the Amended and Restated Five-Year Revolving Credit Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004, March 22, 2006, August 3, 2007, February 19, 2009 and March 8, 2010, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011.

4.9
Indenture, dated as of June 19, 2009, among Limited Brands, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 24, 2009.

4.10
Registration Rights Agreement, dated as of June 19, 2009, among Limited Brands, Inc., the guarantors named therein and J.P. Morgan Securities Inc., as representative of the initial purchasers, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 24, 2009.

4.11
Fourth Supplemental Indenture dated as of January 29, 2011 between the Registrant, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. incorporated by reference to Exhibit 4.1.5 to the post-effective amendment to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on November 5, 2010.

4.12
Form of Fifth Supplemental Indenture between the Registrant, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. incorporated by reference to Exhibit 4.1.6 to the post-effective amendment to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on November 5, 2010.

4.13
Sixth Supplemental Indenture dated as of February 7, 2012 among Limited Brands, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012.

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

10.15	Limited Brands, Inc. Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.16	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.17
Employment Agreement dated as of November 24, 2006 among Limited Brands, Inc., Victoria’s Secret Direct, LLC, and Sharen Jester Turney incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.**

10.18	Employment Agreement effective as of April 9, 2007 among Limited Brands, Inc. and Stuart Burgdoerfer incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 11, 2007.**

10.19
Amendment to Employment Agreement dated as of March 28, 2008 among Limited Brands, Inc., and Sharen Jester Turney incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.**

10.20
Limited Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 Restatement) incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File no. 333-110465) dated September 10, 2009.**

10.21
Employment Agreement dated as of July 5, 2011 among Bath & Body Works Brand Management, Inc. and Nicholas P. M. Coe incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.22
Employment Agreement dated as of December 31, 2007 among Limited Brands, Inc., Beauty Avenues, LLC, and Charles C. McGuigan, as amended by Amendment to Agreement dated December 1, 2008 and Form of Employment Agreement Amendment effective as of March 15, 2012 incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.23
The Limited Brands Inc. 2011 Stock Option and Performance Incentive Plan originally incorporated by reference to Appendix A to the Company's Proxy Statement dated April 11, 2011 and Amended and Restated dated July 21, 2011 incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.24
Amendment to Employment Agreement dated as of August 1, 2012 among Limited Brands, Inc., Limited Brands Service Company, LLC and Martyn Redgrave incorporated by reference to the Company’s Form 8-K dated May 4, 2012.**

10.25
Employment Agreement dated as of November 30, 2012 among Limited Brands, Inc. and Sharen Jester Turney incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 27, 2012.**

10.26	Employment Agreement dated as of March 15, 2013 among Limited Brands, Inc., Bath & Body Works Brand Management, Inc. and Nicholas P. M. Coe filed hereto at Exhibit 10.26.**

10.27	Form of Fifth Amended and Restated Master Aircraft Time Sharing Agreement filed hereto at Exhibit 10.27.**

12.	Computation of Ratio of Earnings to Fixed Charges.

14.	Code of Ethics—incorporated by reference to the definitive Proxy Statement to be filed on or about April 8, 2013.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).
________________

**	Identifies management contracts or compensatory plans or arrangements.

(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 22, 2013

LIMITED BRANDS, INC. (registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President, Chief Financial Officer *

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 2, 2013:

Signature	Title

/s/ LESLIE H. WEXNER**	Chairman of the Board of Directors and
Leslie H. Wexner	Chief Executive Officer

/s/ E. GORDON GEE**	Director
E. Gordon Gee

/s/ DENNIS S. HERSCH**	Director
Dennis S. Hersch

/s/ JAMES L. HESKETT**	Director
James L. Heskett

/s/ DONNA A. JAMES**	Director
Donna A. James

/s/ DAVID T. KOLLAT**	Director
David T. Kollat

/s/ WILLIAM R. LOOMIS, JR.**	Director
William R. Loomis, Jr.

/s/ JEFFREY H. MIRO**	Director
Jeffrey H. Miro

/s/ MICHAEL MORRIS**	Director
Michael Morris

/s/ ALLAN R. TESSLER**	Director
Allan R. Tessler

/s/ ABIGAIL S. WEXNER**	Director
Abigail S. Wexner

/s/ RAYMOND ZIMMERMAN**	Director
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

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

LIMITED BRANDS, INC.
(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

10.26	Employment Agreement dated as of March 15, 2013 among Limited Brands, Inc., Bath & Body Works Brand Management, Inc. and Nicholas P. M. Coe.

10.27	Form of Fifth Amended and Restated Master Aircraft Time Sharing Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document