Form 10-Q
period 2013-05-04
L Brands, Inc.
filed 2013-06-07
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-8344
 _________________________________
L BRANDS, INC.
(Exact name of registrant as specified in its charter)
 _________________________________

Delaware	31-1029810
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Three Limited Parkway, P.O. Box 16000, Columbus, Ohio	43216
(Address of principal executive offices)	(Zip Code)

(614) 415-7000
(Registrant's Telephone Number, Including Area Code)

Limited Brands, Inc.
(Former Name or Former Address, if Changed Since Last Report)
_______________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 31, 2013
289,383,693 Shares

L BRANDS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2013” and “first quarter of 2012” refer to the thirteen week periods ending May 4, 2013 and April 28, 2012, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2013	2012
Net Sales	$2,268	$2,154
Costs of Goods Sold, Buying and Occupancy	(1,327)	(1,252)
Gross Profit	941	902
General, Administrative and Store Operating Expenses	(630)	(609)
Operating Income	311	293
Interest Expense	(79)	(78)
Other Income (Loss)	3	(2)
Income Before Income Taxes	235	213
Provision for Income Taxes	92	88
Net Income	$143	$125
Net Income Per Basic Share	$0.49	$0.43
Net Income Per Diluted Share	$0.48	$0.41
Dividends Per Share	$0.30	$0.25

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2013	2012
Net Income	$143	$125
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	(6)	12
Foreign Currency Translation	4	(4)
Unrealized Gain (Loss) on Cash Flow Hedges	1	(3)
Total Other Comprehensive Income (Loss), Net of Tax	(1)	5
Total Comprehensive Income	$142	$130

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	May 4, 2013	February 2, 2013	April 28, 2012
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$382	$773	$1,286
Accounts Receivable, Net	175	203	158
Inventories	1,115	1,004	1,100
Deferred Income Taxes	28	29	50
Other	204	196	222
Total Current Assets	1,904	2,205	2,816
Property and Equipment, Net	1,850	1,803	1,689
Goodwill	1,318	1,318	1,330
Trade Names and Other Intangible Assets, Net	412	412	495
Other Assets	292	281	286
Total Assets	$5,776	$6,019	$6,616
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$561	$541	$536
Accrued Expenses and Other	653	807	691
Current Portion of Long-term Debt	—	—	57
Income Taxes	56	190	6
Total Current Liabilities	1,270	1,538	1,290
Deferred Income Taxes	206	200	191
Long-term Debt	4,475	4,477	4,480
Other Long-term Liabilities	819	818	786
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 305, 304 and 302 shares issued; 289, 289 and 292 shares outstanding, respectively	153	152	151
Paid-in Capital	206	186	78
Accumulated Other Comprehensive Income	3	4	5
Retained Earnings (Accumulated Deficit)	(616)	(672)	75
Less: Treasury Stock, at Average Cost; 16, 15 and 10 shares, respectively	(740)	(685)	(440)
Total Shareholders’ Equity (Deficit)	(994)	(1,015)	(131)
Noncontrolling Interest	—	1	—
Total Equity (Deficit)	(994)	(1,014)	(131)
Total Liabilities and Equity (Deficit)	$5,776	$6,019	$6,616

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2013	2012
Operating Activities:
Net Income	$143	$125
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	100	95
Amortization of Landlord Allowances	(9)	(9)
Deferred Income Taxes	6	7
Share-based Compensation Expense	20	16
Excess Tax Benefits from Share-based Compensation	(20)	(87)
Changes in Assets and Liabilities:
Accounts Receivable	27	47
Inventories	(112)	(102)
Accounts Payable, Accrued Expenses and Other	(165)	(168)
Income Taxes Payable	(116)	(66)
Other Assets and Liabilities	6	(41)
Net Cash Used for Operating Activities	(120)	(183)
Investing Activities:
Capital Expenditures	(149)	(136)
Other Investing Activities	(9)	12
Net Cash Used for Investing Activities	(158)	(124)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	—	985
Repurchase of Common Stock	(55)	(376)
Dividends Paid	(87)	(73)
Excess Tax Benefits from Share-based Compensation	20	87
Proceeds from Exercise of Stock Options and Other	10	33
Net Cash Provided by (Used for) Financing Activities	(112)	656
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	2
Net Increase (Decrease) in Cash and Cash Equivalents	(391)	351
Cash and Cash Equivalents, Beginning of Period	773	935
Cash and Cash Equivalents, End of Period	$382	$1,286

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
Effective March 22, 2013, Limited Brands, Inc. changed its name to L Brands, Inc. (“the Company”). The Company operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada and the United Kingdom, which are primarily mall-based, and through its websites, catalogue and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2013” and “first quarter of 2012” refer to the thirteen week periods ending May 4, 2013 and April 28, 2012, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 4, 2013 and April 28, 2012 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2012 Annual Report on Form 10-K.
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
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates and the Company revises its estimates and assumptions as new information becomes available.

2. New Accounting Pronouncements
Accumulated Other Comprehensive Income
In February 2013, the Financial Accounting Standards Board ("FASB") issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income. This guidance requires companies to disclose, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same period, a cross reference to other disclosures currently required under GAAP is required in the notes. The Company adopted this guidance in the first quarter of 2013. ASU 2013-02 did not have an impact on the Company's consolidated results of operations, financial position or cash flows. See Note 12, “Comprehensive Income” for disclosures required by this guidance.

3. Earnings Per Share and Shareholders’ Equity
Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2013 and 2012:

	First Quarter
	2013	2012
	(in millions)
Weighted-average Common Shares:
Issued Shares	305	299
Treasury Shares	(16)	(7)
Basic Shares	289	292
Effect of Dilutive Options and Restricted Stock	6	9
Diluted Shares	295	301
Anti-dilutive Options and Awards (a)	2	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the first quarter of 2013 and 2012:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2013	2012	2013	2012
	(in millions)	(in thousands)		(in millions)
November 2012 (a)	$250	1,217	NA	$55	NA	$44.91
February 2012 (b)	500	NA	4,594	NA	$217	47.13
November 2011	250	NA	3,657	NA	164	44.90
Total		1,217	8,251	$55	$381
 _______________

(a)	The November 2012 repurchase program had $184 million remaining as of May 4, 2013.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable on the May 4, 2013 Consolidated Balance Sheet. There were $9 million of share repurchases reflected in Accounts Payable as of April 28, 2012.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the first quarter of 2013 and 2012:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2013
First Quarter	$0.30	$—	$0.30	$87
2012
First Quarter	$0.25	$—	$0.25	$73

4. Restructuring Activities
During the fourth quarter of 2011, the Company initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. The Company recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million, including non-cash charges of $5 million, in the fourth quarter of 2011. In 2012, the Company made cash payments of $11 million and decreased the estimate of expected contract termination costs by $3 million related to this restructuring program. In the first quarter of 2013, the Company made cash payments of $2 million and decreased the estimate of expected contract termination costs by an additional $1 million related to this restructuring program. Of the remaining balance of $2 million, $1 million is included in Accrued Expenses and Other and $1 million is included in Other Long-term Liabilities on the May 4, 2013 Consolidated Balance Sheet.
During the second quarter of 2012, the Company initiated a second restructuring program designed to further resize the La Senza store fleet. In 2012, the Company recognized a pre-tax charge of $17 million, including non-cash charges of $6 million. In 2012, the Company made cash payments of $5 million related to this restructuring program. In the first quarter of 2013, the Company made cash payments of $2 million related to this restructuring program. Of the remaining balance of $4 million, $1 million is included in Accrued Expenses and Other and $3 million is included in Other Long-term Liabilities on the May 4, 2013 Consolidated Balance Sheet.

5. Inventories
The following table provides details of inventories as of May 4, 2013, February 2, 2013 and April 28, 2012:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in millions)
Finished Goods Merchandise	$1,038	$916	$1,029
Raw Materials and Merchandise Components	77	88	71
Total Inventories	$1,115	$1,004	$1,100

Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

6. Property and Equipment, Net
The following table provides details of property and equipment, net as of May 4, 2013, February 2, 2013 and April 28, 2012:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in millions)
Property and Equipment, at Cost	$4,805	$4,722	$4,470
Accumulated Depreciation and Amortization	(2,955)	(2,919)	(2,781)
Property and Equipment, Net	$1,850	$1,803	$1,689

Depreciation expense was $100 million and $94 million for the first quarter of 2013 and 2012, respectively.

7. Equity Investments and Other
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
The Company's carrying value for this investment was $54 million as of May 4, 2013, $52 million as of February 2, 2013 and $69 million as of April 28, 2012 and is included in Other Assets on the Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income (Loss) on the Consolidated Statements of Income.
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $71 million as of May 4, 2013, $75 million as of February 2, 2013 and $71 million as of April 28, 2012 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
For the first quarter of 2013, the Company’s effective tax rate was 39.3% as compared to 41.6% in the first quarter of 2012. The first quarter 2013 rate and first quarter 2012 rate were both higher than the Company's combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries.
Income taxes paid were approximately $200 million and $188 million for the first quarter of 2013 and 2012, respectively.

9. Long-term Debt
The following table provides the Company’s long-term debt balance as of May 4, 2013, February 2, 2013 and April 28, 2012:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	490	489	488
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,890	$2,889	$2,888
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$719	$721	$723
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	217	218	220
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)	—	—	57
Total Senior Unsecured Debt	$1,585	$1,588	$1,649
Total	$4,475	$4,477	$4,537
Current Portion of Long-term Debt	—	—	(57)
Total Long-term Debt, Net of Current Portion	$4,475	$4,477	$4,480
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $20 million as of May 4, 2013, $22 million as of February 2, 2013 and $24 million as of April 28, 2012.

(b)
The principal balance outstanding was $213 million as of May 4, 2013, February 2, 2013 and April 28, 2012. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $4 million as of May 4, 2013, $5 million as of February 2, 2013 and $7 million as of April 28, 2012.

Issuance of Notes
In February 2012, the Company issued $1 billion of 5.625% notes due in February 2022 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (such subsidiaries, the "Guarantors"). The proceeds from the issuance were $985 million, which were net of issuance costs of $15 million. These issuance costs are being amortized through the maturity date of February 2022 and are included within Other Assets on the Consolidated Balance Sheets.

Revolving Facility
The Company maintains a secured revolving credit facility (“Revolving Facility”). The Revolving Facility has aggregate availability of $1 billion and expires July 15, 2016. The fees related to committed and unutilized amounts per year are 0.325% per annum and the fees related to outstanding letters of credit are 1.75% per annum. In addition, the interest rate on outstanding borrowings is London Interbank Offered Rate (“LIBOR”) plus 1.75%.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of May 4, 2013, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of May 4, 2013, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $12 million of outstanding letters of credit as of May 4, 2013 that reduce its remaining availability under the Revolving Facility.
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of May 4, 2013, February 2, 2013 and April 28, 2012:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in millions)
Other Long-term Liabilities	$58	$59	$63

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the first quarter 2013 and 2012:

		First Quarter
	Location	2013	2012
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$1	$(3)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (a)	Other Income (Loss)	(6)	12
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk
Interest Rate Designated Fair Value Hedges
In the past, the Company has entered into interest rate swap arrangements that effectively converted the fixed interest rate on the related debt to a variable interest rate. These swap arrangements were designated as fair value hedges. The changes in the fair value of the interest rate swaps had an equal and offsetting impact to the carrying value of the debt on the balance sheet.
In June 2012, the Company terminated the last remaining interest rate designated fair value hedges. The carrying value of the 2014 and 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the respective maturity date of the Notes.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of May 4, 2013, February 2, 2013 and April 28, 2012:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in millions)
Other Assets	$—	$—	$13

11. Fair Value Measurements

The following table provides a summary of the carrying value and fair value of long-term debt as of May 4, 2013, February 2, 2013 and April 28, 2012:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in millions)
Carrying Value	$4,475	$4,477	$4,537
Fair Value (a)	5,071	5,023	4,836
  _______________

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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of May 4, 2013, February 2, 2013 and April 28, 2012:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of May 4, 2013
Assets:
Cash and Cash Equivalents	$382	$—	$—	$382
Liabilities:
Cross-currency Cash Flow Hedges	—	58	—	58
Lease Guarantees	—	—	2	2
As of February 2, 2013
Assets:
Cash and Cash Equivalents	$773	$—	$—	$773
Liabilities:
Cross-currency Cash Flow Hedges	—	59	—	59
Lease Guarantees	—	—	2	2
As of April 28, 2012
Assets:
Cash and Cash Equivalents	$1,286	$—	$—	$1,286
Interest Rate Designated Fair Value Hedges	—	13	—	13
Liabilities:
Cross-currency Cash Flow Hedges	—	63	—	63
Lease Guarantees	—	—	4	4

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
The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the first quarter 2013 and 2012:

	First Quarter
	2013	2012
	(in millions)
Beginning Balance	$2	$4
Change in Estimated Fair Value Reported in Earnings	—	—
Ending Balance	$2	$4

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

12. Comprehensive Income
The following table provides the rollforward of additional detail regarding the composition of accumulated other comprehensive income for the first quarter 2013:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2013	$(10)	$14	$4
Other Comprehensive Income Before Reclassifications	4	1	5
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(6)	(6)
Current-period Other Comprehensive Income (Loss)	4	(5)	(1)
Balance as of May 4, 2013	$(6)	$9	$3
The following table provides the rollforward of additional detail regarding the composition of accumulated other comprehensive income for the first quarter 2012:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2012	$(8)	$8	$—
Current-period Other Comprehensive Income (Loss)	(4)	9	5
Balance as of April 28, 2012	$(12)	$17	$5

The components of accumulated other comprehensive income above are presented net of tax as applicable.

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the first quarter 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Location on Consolidated Statements of Income

Cash Flow Hedges	$(6)	Other Income (Loss)
	—	Provision for Income Taxes
	$(6)	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $50 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $32 million as of May 4, 2013, $36 million as of February 2, 2013 and $45 million as of April 28, 2012. The estimated fair value of these guarantee obligations was $2 million as of May 4, 2013 and February 2, 2013 and $4 million as of April 28, 2012, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of May 4, 2013, February 2, 2013 and April 28, 2012.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $15 million for the first quarter of 2013 and $14 million for the first quarter of 2012.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for both the first quarter of 2013 and 2012.

15. Segment Information
The Company has two reportable segments: Victoria’s Secret and Bath & Body Works.
The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products under the Victoria’s Secret and PINK brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue.
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

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	Henri Bendel, a chain of specialty stores which feature accessories and personal care products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the first quarter 2013 and 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2013
First Quarter:
Net Sales	$1,505	$530	$233	$2,268
Operating Income (Loss)	260	72	(21)	311
2012
First Quarter:
Net Sales	$1,470	$505	$179	$2,154
Operating Income (Loss)	278	60	(45)	293

The Company’s international sales, consisting of La Senza, Victoria's Secret Canada, Bath & Body Works Canada and Victoria's Secret UK retail sales; non-U.S. franchise, license and wholesale operations; and direct sales shipped internationally, totaled $251 million and $196 million for the first quarter of 2013 and 2012, respectively.

16. Supplemental Guarantor Financial Information
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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of May 4, 2013, February 2, 2013 and April 28, 2012; and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended May 4, 2013 and April 28, 2012.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	May 4, 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$166	$216	$—	$382
Accounts Receivable, Net	—	120	55	—	175
Inventories	—	961	154	—	1,115
Deferred Income Taxes	—	38	(10)	—	28
Other	2	127	75	—	204
Total Current Assets	2	1,412	490	—	1,904
Property and Equipment, Net	—	1,033	817	—	1,850
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	1	—	412
Net Investments in and Advances to/from Consolidated Affiliates	3,352	13,765	323	(17,440)	—
Other Assets	186	8	710	(612)	292
Total Assets	$3,540	$17,947	$2,341	$(18,052)	$5,776
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$296	$265	$—	$561
Accrued Expenses and Other	62	342	249	—	653
Income Taxes	—	32	24	—	56
Total Current Liabilities	62	670	538	—	1,270
Deferred Income Taxes	(4)	(4)	214	—	206
Long-term Debt	4,475	597	—	(597)	4,475
Other Long-term Liabilities	4	630	200	(15)	819
Total Equity (Deficit)	(997)	16,054	1,389	(17,440)	(994)
Total Liabilities and Equity (Deficit)	$3,540	$17,947	$2,341	$(18,052)	$5,776

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	February 2, 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$417	$356	$—	$773
Accounts Receivable, Net	—	140	63	—	203
Inventories		847	157	—	1,004
Deferred Income Taxes	—	39	(10)	—	29
Other	2	117	77	—	196
Total Current Assets	2	1,560	643	—	2,205
Property and Equipment, Net	—	1,001	802	—	1,803
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	1	—	412
Net Investments in and Advances to/from Consolidated Affiliates	3,348	13,968	624	(17,940)	—
Other Assets	188	8	696	(611)	281
Total Assets	$3,538	$18,266	$2,766	$(18,551)	$6,019
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$291	$250	$—	$541
Accrued Expenses and Other	78	425	304	—	807
Income Taxes	1	134	55	—	190
Total Current Liabilities	79	850	609	—	1,538
Deferred Income Taxes	(4)	(9)	213	—	200
Long-term Debt	4,477	597	—	(597)	4,477
Other Long-term Liabilities	4	625	204	(15)	818
Total Equity (Deficit)	(1,018)	16,203	1,740	(17,939)	(1,014)
Total Liabilities and Equity (Deficit)	$3,538	$18,266	$2,766	$(18,551)	$6,019

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	April 28, 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$736	$550	$—	$1,286
Accounts Receivable, Net	1	95	62	—	158
Inventories	—	911	189	—	1,100
Deferred Income Taxes	—	33	17	—	50
Other	—	137	85	—	222
Total Current Assets	1	1,912	903	—	2,816
Property and Equipment, Net	—	917	772	—	1,689
Goodwill	—	1,318	12	—	1,330
Trade Names and Other Intangible Assets, Net	—	410	85	—	495
Net Investments in and Advances to/from Consolidated Affiliates	4,278	13,641	544	(18,463)	—
Other Assets	211	43	680	(648)	286
Total Assets	$4,490	$18,241	$2,996	$(19,111)	$6,616
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$9	$307	$220	$—	$536
Accrued Expenses and Other	80	343	268	—	691
Current Portion of Long-term Debt	57	—	—	—	57
Income Taxes	—	—	6	—	6
Total Current Liabilities	146	650	494	—	1,290
Deferred Income Taxes	(6)	16	181	—	191
Long-term Debt	4,480	597	36	(633)	4,480
Other Long-term Liabilities	6	582	212	(14)	786
Total Equity (Deficit)	(136)	16,396	2,073	(18,464)	(131)
Total Liabilities and Equity (Deficit)	$4,490	$18,241	$2,996	$(19,111)	$6,616

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	First Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,073	$748	$(553)	$2,268
Costs of Goods Sold, Buying and Occupancy	—	(1,246)	(610)	529	(1,327)
Gross Profit	—	827	138	(24)	941
General, Administrative and Store Operating Expenses	(2)	(552)	(100)	24	(630)
Operating Income (Loss)	(2)	275	38	—	311
Interest Expense	(79)	(6)	(3)	9	(79)
Other Income (Loss)	—	2	3	(2)	3
Income (Loss) Before Income Taxes	(81)	271	38	7	235
Provision for Income Taxes	—	64	28	—	92
Equity in Earnings (Loss), Net of Tax	224	51	37	(312)	—
Net Income (Loss)	$143	$258	$47	$(305)	$143

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$143	$258	$47	$(305)	$143
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(6)	—	(6)
Foreign Currency Translation	—	—	4	—	4
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	1	—	1
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(1)	—	(1)
Total Comprehensive Income	$143	$258	$46	$(305)	$142

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	First Quarter 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$1,994	$629	$(469)	$2,154
Costs of Goods Sold, Buying and Occupancy	—	(1,169)	(526)	443	(1,252)
Gross Profit	—	825	103	(26)	902
General, Administrative and Store Operating Expenses	(2)	(544)	(87)	24	(609)
Operating Income (Loss)	(2)	281	16	(2)	293
Interest Expense	(78)	(7)	(2)	9	(78)
Other Income (Loss)	1	2	(2)	(3)	(2)
Income (Loss) Before Income Taxes	(79)	276	12	4	213
Provision for Income Taxes	—	66	22	—	88
Equity in Earnings (Loss), Net of Tax	204	(70)	91	(225)	—
Net Income (Loss)	$125	$140	$81	$(221)	$125

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$125	$140	$81	$(221)	$125
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	1	—	11	—	12
Foreign Currency Translation	—	—	(4)	—	(4)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	1	—	4	—	5
Total Comprehensive Income	$126	$140	$85	$(221)	$130

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Used for Operating Activities	$(96)	$(9)	$(15)	$—	$(120)
Investing Activities:
Capital Expenditures	—	(97)	(52)	—	(149)
Net Investments in Consolidated Affiliates	—	—	(112)	112	—
Other Investing Activities	—	—	(9)	—	(9)
Net Cash Provided by (Used for) Investing Activities	—	(97)	(173)	112	(158)
Financing Activities:
Repurchase of Common Stock	(55)	—	—	—	(55)
Dividends Paid	(87)	—	—	—	(87)
Excess Tax Benefits from Share-based Compensation	—	16	4	—	20
Net Financing Activities and Advances to/from Consolidated Affiliates	228	(161)	45	(112)	—
Proceeds from Exercise of Stock Options and Other	10	—	—	—	10
Net Cash Provided by (Used for) Financing Activities	96	(145)	49	(112)	(112)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1)	—	(1)
Net Decrease in Cash and Cash Equivalents	—	(251)	(140)	—	(391)
Cash and Cash Equivalents, Beginning of Period	—	417	356	—	773
Cash and Cash Equivalents, End of Period	$—	$166	$216	$—	$382

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(116)	$(84)	$17	$—	$(183)
Investing Activities:
Capital Expenditures	—	(66)	(70)	—	(136)
Other Investing Activities	—	8	4	—	12
Net Cash Used for Investing Activities	—	(58)	(66)	—	(124)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	985	—	—	—	985
Repurchase of Common Stock	(376)	—	—	—	(376)
Dividends Paid	(73)	—	—	—	(73)
Excess Tax Benefits from Share-based Compensation	—	70	17	—	87
Net Financing Activities and Advances to/from Consolidated Affiliates	(453)	437	16	—	—
Proceeds from Exercise of Stock Options and Other	33	—	—	—	33
Net Cash Provided by Financing Activities	116	507	33	—	656
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	365	(14)	—	351
Cash and Cash Equivalents, Beginning of Period	—	371	564	—	935
Cash and Cash Equivalents, End of Period	$—	$736	$550	$—	$1,286

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheets of L Brands, Inc. and subsidiaries (the “Company”) as of May 4, 2013 and April 28, 2012, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen week periods ended May 4, 2013 and April 28, 2012. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of L Brands, Inc. and subsidiaries as of February 2, 2013, and the related consolidated statements of income, comprehensive income, total equity, and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 22, 2013. In our opinion, the accompanying consolidated balance sheet of L Brands, Inc. and subsidiaries as of February 2, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Columbus, Ohio
June 7, 2013

SAFE HARBOR STATEMENT UNDER THE PRIVATE
SECURITIES LITIGATION ACT OF 1995
Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995
L Brands, Inc. cautions any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

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
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K.

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
Executive Overview
Our operating income increased $18 million to $311 million and our operating income rate improved slightly to 13.7% from 13.6%. Net sales increased $114 million to $2.268 billion and comparable store sales increased 3%. At Victoria's Secret, sales increased 2% but operating income decreased 7% driven by a timing shift of a marketing campaign into the first quarter as well as investments in real estate and the in-store experience. At Bath & Body Works, sales increased 5% and operating income increased 21% driven by strong sales performance and leverage in expenses. For Other, sales increased 30% and operating income increased 53% primarily driven by growth in our international operations. For additional information related to our first quarter 2013 financial performance, see “Results of Operations.”

The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance with respect to the financial management of our business. We will continue to manage our business carefully and focus on the execution of the retail fundamentals.
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

Company-Owned Store Data
The following table compares the first quarter of 2013 store data to the first quarter of 2012:

	First Quarter
	2013	2012	% Change
Sales per Average Selling Square Foot
Victoria’s Secret Stores (a)	$186	$181	3%
Bath & Body Works (a)	131	125	5%
La Senza (b)	111	86	29%
Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$1,124	$1,073	5%
Bath & Body Works (a)	310	298	4%
La Senza (b)	357	286	25%
Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	6,035	5,950	1%
Bath & Body Works (a)	2,363	2,374	—%
La Senza	3,212	3,318	(3)%
Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,149	6,009	2%
Bath & Body Works (a)	3,706	3,758	(1)%
La Senza (c)	504	660	(24)%
  _______________

(a)	Metric relates to company-owned stores in the U.S.

(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

(c)
In the fourth quarter of 2011 and second quarter of 2012, we initiated restructuring programs designed to resize a portion of La Senza's store fleet. Under these programs, we closed 79 underperforming stores through the first quarter of 2013. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table compares first quarter of 2013 company-owned store data to the first quarter of 2012:

	First Quarter
Number of Stores (a)	2013	2012
Victoria’s Secret U.S.
Beginning of Period	1,019	1,017
Opened	4	—
Closed	(4)	(7)
End of Period	1,019	1,010
Bath & Body Works U.S.
Beginning of Period	1,571	1,587
Opened	—	2
Closed	(3)	(6)
End of Period	1,568	1,583
La Senza
Beginning of Period	158	230
Opened	—	—
Closed (b)	(1)	(31)
End of Period	157	199
Bath & Body Works Canada
Beginning of Period	71	69
Opened	1	—
Closed	—	(1)
End of Period	72	68
Victoria’s Secret Canada
Beginning of Period	26	19
Opened	—	1
Closed	—	—
End of Period	26	20
Henri Bendel
Beginning of Period	29	19
Opened	—	—
Closed	—	—
End of Period	29	19
Victoria’s Secret U.K.
Beginning of Period	2	—
Opened	—	—
Closed	—	—
End of Period	2	—
Total
Beginning of Period	2,876	2,941
Opened	5	3
Closed	(8)	(45)
End of Period	2,873	2,899
 _______________

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

(b)
In the fourth quarter of 2011 and second quarter of 2012, we initiated restructuring programs designed to resize a portion of La Senza's store fleet. Under these programs, we closed 79 underperforming stores through the first quarter of 2013. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Results of Operations
First Quarter of 2013 Compared to First Quarter of 2012
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the first quarter of 2013 in comparison to the first quarter of 2012:

			Operating Income Rate
	2013	2012	2013	2012
First Quarter	(in millions)
Victoria’s Secret	$260	$278	17.2%	18.9%
Bath & Body Works	72	60	13.7%	11.9%
Other (a)	(21)	(45)	(9.0)%	(25.0)%
Total Operating Income	$311	$293	13.7%	13.6%
  _______________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.
For the first quarter of 2013, operating income increased $18 million to $311 million and the operating income rate increased slightly to 13.7% from 13.6%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2013 in comparison to the first quarter of 2012:

	2013	2012	% Change
First Quarter	(in millions)
Victoria’s Secret Stores	$1,146	$1,088	5%
Victoria’s Secret Direct	359	382	(6)%
Total Victoria’s Secret	1,505	1,470	2%
Bath & Body Works Stores	486	472	3%
Bath & Body Works Direct	44	33	33%
Total Bath & Body Works	530	505	5%
Other (a)	233	179	30%
Total Net Sales	$2,268	$2,154	5%
 _______________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the first quarter of 2013 to the first quarter of 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
First Quarter	(in millions)
2012 Net Sales	$1,470	$505	$179	$2,154
Comparable Store Sales	29	12	2	43
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	29	2	27	58
Foreign Currency Translation	—	—	(3)	(3)
Direct Channels	(23)	11	—	(12)
Mast Global Third-party Sales and Other	—	—	28	28
2013 Net Sales	$1,505	$530	$233	$2,268

The following table compares the first quarter of 2013 comparable store sales to the first quarter of 2012:

First Quarter	2013	2012
Victoria’s Secret Stores (a)	3%	9%
Bath & Body Works (a)	3%	6%
Total Comparable Store Sales (a) (b)	3%	7%
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

The results by segment are as follows:

Victoria's Secret

For the first quarter of 2013, net sales increased $35 million to $1.505 billion and comparable store sales increased 3%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 5% related to increases across most categories including PINK, beauty and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution.

•
At Victoria's Secret Direct, net sales decreased 6% related to a decrease in apparel partially offset by increases in core lingerie, sport, PINK and sleepwear. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory.

The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales. Gross demand at Victoria's Secret Direct decreased driven by a decrease in the average order size partially offset by an increase in orders.
Bath & Body Works
For the first quarter of 2013, net sales increased $25 million to $530 million and comparable store sales increased 3%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including Signature Collection, home fragrance and soap and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions. Gross demand at Bath & Body Works Direct increased driven by increases in both orders and average order size.
Other
For the first quarter of 2013, net sales increased $54 million to $233 million primarily related to higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in the United Kingdom and Canada and new Bath & Body Works stores in Canada. This increase was partially offset by a decrease in sales at La Senza due to store closures.

Gross Profit
For the first quarter of 2013, our gross profit increased $39 million to $941 million and our gross profit rate (expressed as a percentage of net sales) decreased to 41.5% from 41.9%, primarily driven by the following:
Victoria's Secret

For the first quarter of 2013, the gross profit decrease was primarily driven by the following:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales, investments in real estate and store related activity.

•
At Victoria's Secret Direct, gross profit decreased primarily due to lower merchandise margin dollars as a result of the decrease in net sales. The decrease in merchandise margin dollars was partially offset by lower buying and occupancy expenses primarily driven by lower catalogue and related costs.

The gross profit rate decrease was primarily driven by a decrease in the merchandise margin rate due to increased promotional activities, positive response to our customer marketing programs and the calendar shift which moved certain expenses into the first quarter of this year.

Bath & Body Works

For the first quarter of 2013, the gross profit increase was primarily driven by:

•
At Bath & Body Works Stores, gross profit increased due to higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses primarily driven by higher occupancy costs related to the increase in net sales and store related activity.

•
At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to higher fulfillment costs associated with the increase in net sales.

The gross profit rate was flat.
Other

For the first quarter of 2013, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales in our international businesses and increases in net sales at Mast Global. The gross profit increase was partially offset by lower merchandise margin dollars related to the decrease in net sales at La Senza. The gross profit rate increased significantly due to a significant decrease in the buying and occupancy expense rate due to leverage associated with higher sales, which was partially offset by a decrease in the merchandise margin rate.

General, Administrative and Store Operating Expenses

For the first quarter of 2013, our general, administrative and store operating expenses increased $21 million to $630 million primarily driven by:

•	An increase in store selling expenses related to higher sales and other investments to improve the customer experience, including investments in training and technology; and

•	An increase in expenses resulting from increased international expansion.

The general, administrative and store operating expense rate decreased to 27.8% from 28.3% primarily due to leverage associated with higher sales.

Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2013 and 2012:

First Quarter	2013	2012
Average daily borrowings (in millions)	$4,463	$4,422
Average borrowing rate (in percentages)	6.96%	7.04%
For the first quarter of 2013, our interest expense increased $1 million to $79 million primarily driven by an increase in average daily borrowings related to the February 2012 $1 billion note issuance partially offset by a decrease in the average borrowing rate.
Other Income
For the first quarter of 2013, our other income increased $5 million to $3 million primarily driven by an increase in our share of net income from our investment in the third-party apparel sourcing business.

Provision for Income Taxes

For the first quarter of 2013, our effective tax rate was 39.3% as compared to 41.6% in the first quarter of 2012. The first quarter 2013 rate and first quarter 2012 rate were both higher than our combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During the first quarter of 2013, we paid $87 million in regular dividends and repurchased $55 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $213 million as of May 4, 2013. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional U.S. income taxes and foreign withholding taxes.

The following table provides our long-term debt balance as of May 4, 2013, February 2, 2013 and April 28, 2012:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)	490	489	488
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,890	$2,889	$2,888
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(a)	$719	$721	$723
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(b)	217	218	220
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)	—	—	57
Total Senior Unsecured Debt	$1,585	$1,588	$1,649
Total	$4,475	$4,477	$4,537
Current Portion of Long-term Debt	—	—	(57)
Total Long-term Debt	$4,475	$4,477	$4,480
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $20 million as of May 4, 2013, $22 million as of February 2, 2013 and $24 million as of April 28, 2012.

(b)
The principal balance outstanding was $213 million as of May 4, 2013, February 2, 2013 and April 28, 2012. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $4 million as of May 4, 2013, $5 million as of February 2, 2013 and $7 million as of April 28, 2012.

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
Revolving Facility
We maintain a secured revolving credit facility (“Revolving Facility”). The Revolving Facility has aggregate availability of $1 billion and expires July 15, 2016. The fees related to committed and unutilized amounts per year are 0.325% per annum and the fees related to outstanding letters of credit are 1.75% per annum. In addition, the interest rate on outstanding borrowings is London Interbank Offered Rate (“LIBOR”) plus 1.75%.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments outside of the Guarantors and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of May 4, 2013, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.

As of May 4, 2013, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $12 million of outstanding letters of credit as of May 4, 2013 that reduce our remaining availability under our Revolving Facility.
Fair Value Interest Rate Swap Arrangements
In the past, we have entered into interest rate swap arrangements that effectively converted the fixed interest rate on the related debt to a variable interest rate. These swap arrangements were designated as fair value hedges. The changes in the fair value of the interest rate swaps had an equal and offsetting impact to the carrying value of the debt on the balance sheet.
In June 2012, we terminated the last remaining interest rate designated fair value hedges. The carrying value of the 2014 and 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the respective maturity date of the Notes.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of May 4, 2013, February 2, 2013 and April 28, 2012:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in millions)
Cash Provided by (Used for) Operating Activities (a)	$(120)	$1,351	$(183)
Capital Expenditures (a)	149	588	136
Working Capital	634	667	1,526
Capitalization:
Long-term Debt	4,475	4,477	4,480
Shareholders’ Equity (Deficit)	(994)	(1,015)	(131)
Total Capitalization	3,481	3,462	4,349
Remaining Amounts Available Under Credit Agreements (b)	988	988	991
 _______________

(a)	The February 2, 2013 amounts represent a twelve-month period and the May 4, 2013 and April 28, 2012 amounts represent three-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $12 million as of May 4, 2013 and February 2, 2013 and $9 million as of April 28, 2012.

Credit Ratings
The following table provides our credit ratings as of May 4, 2013:

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

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the first quarter of 2013 and 2012:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2013	2012	2013	2012
	(in millions)	(in thousands)		(in millions)
November 2012 (a)	$250	1,217	NA	$55	NA	$44.91
February 2012 (b)	500	NA	4,594	NA	$217	47.13
November 2011	250	NA	3,657	NA	164	44.90
Total		1,217	8,251	$55	$381
 _______________

(a)	The November 2012 repurchase program had $184 million remaining as of May 4, 2013.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable on the May 4, 2013 Consolidated Balance Sheet. There were $9 million of share repurchases reflected in Accounts Payable as of April 28, 2012.
The timing and amount of any repurchases will be made in our discretion taking into account a number of factors, including market conditions.
We use cash flow generated from operating activities and financing activities, to fund our share repurchase programs.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the first quarter of 2013 and 2012:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2013
First Quarter	$0.30	$—	$0.30	$87
2012
First Quarter	$0.25	$—	$0.25	$73
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

Cash Flow
The following table provides a summary of our cash flow activity for the first quarter of 2013 and 2012:

	First Quarter
	2013	2012
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$773	$935
Net Cash Flows Used for Operating Activities	(120)	(183)
Net Cash Flows Used for Investing Activities	(158)	(124)
Net Cash Flows Provided by (Used for) Financing Activities	(112)	656
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	2
Net Increase (Decrease) in Cash and Cash Equivalents	(391)	351
Cash and Cash Equivalents, End of Period	$382	$1,286
Operating Activities
Net cash used for operating activities in 2013 was $120 million, including net income of $143 million and excess tax benefits from share-based compensation of $20 million. Net income included depreciation and amortization of $100 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal changes in Accounts Payable, Accrued Expenses and Other, Income Taxes Payable and Inventories.
Net cash used for operating activities in 2012 was $183 million, including net income of $125 million and excess tax benefits from share-based compensation of $87 million. Net income included depreciation and amortization of $95 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal changes in Accounts Payable, Accrued Expenses and Other, Inventories and Income Taxes Payable.
Investing Activities
Net cash used for investing activities in 2013 was $158 million consisting primarily of capital expenditures of $149 million. The capital expenditures included $105 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2012 was $124 million consisting primarily of capital expenditures of $136 million. The capital expenditures included $87 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2013 was $112 million consisting primarily of quarterly dividend payments of $0.30 per share, or $87 million, and repurchases of common stock of $55 million, partially offset by excess tax benefits from share-based compensation of $20 million and proceeds from the exercise of stock options of $10 million.
Net cash provided by financing activities in 2012 was $656 million consisting primarily of proceeds from the issuance of long-term debt of $985 million (net of issuance costs), excess tax benefits from share-based compensation of $87 million and proceeds from the exercise of stock options of $33 million, partially offset by repurchases of common stock of $376 million and quarterly dividend payments of $0.25 per share, or $73 million.
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $50 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods, and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $32 million as of May 4, 2013, $36 million as of February 2, 2013 and $45 million as of April 28, 2012. The estimated fair value of these guarantee obligations was $2 million as of May 4, 2013 and February 2, 2013 and $4 million as of April 28, 2012, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We have no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of May 4, 2013, February 2, 2013 and April 28, 2012.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 2, 2013. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accumulated Other Comprehensive Income
In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends ASC 220, Comprehensive Income. This guidance requires companies to disclose, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting (either on the face of the statement where net income is presented or in the notes) is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same period, a cross reference to other disclosures currently required under GAAP is required in the notes. We adopted this guidance in the first quarter of 2013. ASU 2013-02 did not have an impact on our consolidated results of operations, financial position or cash flows.
IMPACT OF INFLATION
While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on the results of operations and financial condition have been minor.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to adopt accounting policies related to estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. On an ongoing basis, management evaluates its accounting policies, estimates and judgments, including those related to inventories, long-lived assets, claims and contingencies, and revenue recognition. Management bases our estimates and judgments on historical experience and various other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
There have been no material changes to the critical accounting policies and estimates disclosed in our 2012 Annual Report on Form 10-K.

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
All of our long-term debt as of May 4, 2013 has fixed interest rates. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of May 4, 2013, we have no outstanding interest rate swap arrangements related to our long-term debt.
Fair Value of Financial Instruments
As of May 4, 2013, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of May 4, 2013, February 2, 2013 and April 28, 2012:

	May 4, 2013	February 2, 2013	April 28, 2012
	(in millions)
Long-term Debt:
Carrying Value	$4,475	$4,477	$4,537
Fair Value, Estimated (a)	5,071	5,023	4,836
Cross-currency Swap Arrangements (b)	58	59	63
Fixed-to-Floating Interest Rate Swap Arrangements (b)	—	—	(13)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Swap arrangements are in an (asset) liability position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2012 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2012 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides our repurchases of our common stock during the first quarter of 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2013	332	$44.46	322	$224,581
March 2013	1,458	46.74	778	189,688
April 2013	133	47.33	117	184,201
Total	1,923		1,217
  _______________

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

L BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *

Date: June 7, 2013

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.