Form 10-Q
period 2013-08-03
L Brands, Inc.
filed 2013-09-06
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 30, 2013
289,915,846 Shares

L BRANDS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2013” and “second quarter of 2012” refer to the thirteen week periods ending August 3, 2013 and July 28, 2012, respectively. "Year-to-date 2013" and "year-to-date 2012" refer to the twenty-six week periods ending August 3, 2013 and July 28, 2012, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
Net Sales	$2,516	$2,399	$4,784	$4,553
Costs of Goods Sold, Buying and Occupancy	(1,527)	(1,457)	(2,854)	(2,709)
Gross Profit	989	942	1,930	1,844
General, Administrative and Store Operating Expenses	(631)	(637)	(1,261)	(1,246)
Operating Income	358	305	669	598
Interest Expense	(77)	(79)	(156)	(157)
Other Income	1	3	4	1
Income Before Income Taxes	282	229	517	442
Provision for Income Taxes	104	86	196	174
Net Income	$178	$143	$321	$268
Net Income Per Basic Share	$0.62	$0.50	$1.11	$0.92
Net Income Per Diluted Share	$0.61	$0.49	$1.09	$0.90
Dividends Per Share	$0.30	$0.25	$0.60	$0.50

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
Net Income	$178	$143	$321	$268
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	(13)	(11)	(19)	1
Foreign Currency Translation	8	5	12	1
Unrealized Gain on Cash Flow Hedges	15	10	16	7
Total Other Comprehensive Income, Net of Tax	10	4	9	9
Total Comprehensive Income	$188	$147	$330	$277

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	August 3, 2013	February 2, 2013	July 28, 2012
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$551	$773	$1,193
Accounts Receivable, Net	197	203	175
Inventories	1,127	1,004	1,057
Deferred Income Taxes	30	29	51
Other	193	196	240
Total Current Assets	2,098	2,205	2,716
Property and Equipment, Net	1,960	1,803	1,775
Goodwill	1,318	1,318	1,330
Trade Names and Other Intangible Assets, Net	412	412	494
Other Assets	284	281	274
Total Assets	$6,072	$6,019	$6,589
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$681	$541	$624
Accrued Expenses and Other	719	807	712
Current Portion of Long-term Debt	—	—	57
Income Taxes	85	190	7
Total Current Liabilities	1,485	1,538	1,400
Deferred Income Taxes	200	200	188
Long-term Debt	4,475	4,477	4,480
Other Long-term Liabilities	773	818	766
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 306, 304 and 303 shares issued; 290, 289 and 288 shares outstanding, respectively	153	152	151
Paid-in Capital	237	186	112
Accumulated Other Comprehensive Income	13	4	9
Retained Earnings (Accumulated Deficit)	(524)	(672)	146
Less: Treasury Stock, at Average Cost; 16, 15 and 15 shares, respectively	(740)	(685)	(663)
Total Shareholders’ Equity (Deficit)	(861)	(1,015)	(245)
Noncontrolling Interest	—	1	—
Total Equity (Deficit)	(861)	(1,014)	(245)
Total Liabilities and Equity (Deficit)	$6,072	$6,019	$6,589

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2013	2012
Operating Activities:
Net Income	$321	$268
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	202	191
Amortization of Landlord Allowances	(19)	(17)
Deferred Income Taxes	4	3
Share-based Compensation Expense	40	33
Excess Tax Benefits from Share-based Compensation	(25)	(100)
Changes in Assets and Liabilities:
Accounts Receivable	12	32
Inventories	(124)	(60)
Accounts Payable, Accrued Expenses and Other	22	(53)
Income Taxes Payable	(78)	(112)
Other Assets and Liabilities	(1)	20
Net Cash Provided by Operating Activities	354	205
Investing Activities:
Capital Expenditures	(383)	(329)
Other Investing Activities	2	11
Net Cash Used for Investing Activities	(381)	(318)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	—	985
Repurchase of Common Stock	(55)	(604)
Dividends Paid	(174)	(146)
Excess Tax Benefits from Share-based Compensation	25	100
Proceeds from Exercise of Stock Options and Other	10	36
Net Cash Provided by (Used for) Financing Activities	(194)	371
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	—
Net Increase (Decrease) in Cash and Cash Equivalents	(222)	258
Cash and Cash Equivalents, Beginning of Period	773	935
Cash and Cash Equivalents, End of Period	$551	$1,193

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada and the United Kingdom ("U.K."), which are primarily mall-based, and through its websites, catalogue and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2013” and “second quarter of 2012” refer to the thirteen week periods ending August 3, 2013 and July 28, 2012, respectively. “Year-to-date 2013” and “year-to-date 2012” refer to the twenty-six week periods ending August 3, 2013 and July 28, 2012, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 3, 2013 and July 28, 2012 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2012 Annual Report on Form 10-K.
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. Currently, the Company’s investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds and bank time deposits.

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
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter of and year-to-date 2013 and 2012:

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
	(in millions)
Weighted-average Common Shares:
Issued Shares	306	302	305	300
Treasury Shares	(16)	(12)	(16)	(9)
Basic Shares	290	290	289	291
Effect of Dilutive Options and Restricted Stock	6	6	6	8
Diluted Shares	296	296	295	299
Anti-dilutive Options and Awards (a)	2	1	2	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Shareholders’ Equity
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2013 and 2012:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2013	2012	2013	2012
	(in millions)	(in thousands)		(in millions)
November 2012 (a)	$250	1,217	NA	$55	NA	$44.91
February 2012 (b)	500	NA	9,645	NA	$439	45.54
November 2011	250	NA	3,657	NA	164	44.90
Total		1,217	13,302	$55	$603
 _______________

(a)	The November 2012 repurchase program had $184 million remaining as of August 3, 2013.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable as of August 3, 2013. There were $3 million of share repurchases reflected in Accounts Payable as of July 28, 2012.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during 2013 and 2012:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2013
Second Quarter	$0.30	$—	$0.30	$87
First Quarter	0.30	—	0.30	87
2013 Total	$0.60	$—	$0.60	$174
2012
Second Quarter	$0.25	$—	$0.25	$73
First Quarter	0.25	—	0.25	73
2012 Total	$0.50	$—	$0.50	$146
3. Restructuring Activities
During the fourth quarter of 2011, the Company initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. The Company recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million, including non-cash charges of $5 million, in the fourth quarter of 2011. In 2012, the Company made cash payments of $11 million and decreased the estimate of expected contract termination costs by $3 million related to this restructuring program. During the first half of 2013, the Company made cash payments of $3 million and decreased the estimate of expected contract termination costs by an additional $1 million related to this restructuring program. The remaining balance of $1 million is included in Other Long-term Liabilities on the August 3, 2013 Consolidated Balance Sheet.
During the second quarter of 2012, the Company initiated a second restructuring program designed to further resize the La Senza store fleet. In 2012, the Company recognized a pre-tax charge of $17 million, including non-cash charges of $6 million. In 2012, the Company made cash payments of $5 million related to this restructuring program. During the first half of 2013, the Company made cash payments of $2 million and decreased the estimate of expected contract termination costs by $1 million related to this restructuring program. Of the remaining balance of $3 million, $1 million is included in Accrued Expenses and Other and $2 million is included in Other Long-term Liabilities on the August 3, 2013 Consolidated Balance Sheet.
4. Inventories
The following table provides details of inventories as of August 3, 2013, February 2, 2013 and July 28, 2012:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
Finished Goods Merchandise	$1,009	$916	$950
Raw Materials and Merchandise Components	118	88	107
Total Inventories	$1,127	$1,004	$1,057
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.
5. Property and Equipment, Net
The following table provides details of property and equipment, net as of August 3, 2013, February 2, 2013 and July 28, 2012:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
Property and Equipment, at Cost	$4,945	$4,722	$4,612
Accumulated Depreciation and Amortization	(2,985)	(2,919)	(2,837)
Property and Equipment, Net	$1,960	$1,803	$1,775
Depreciation expense was $102 million and $96 million for the second quarter of 2013 and 2012, respectively. Depreciation expense was $202 million and $190 million for the year-to-date 2013 and 2012, respectively.

6. Equity Investments and Other
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
The Company's carrying value for this investment was $53 million as of August 3, 2013, $52 million as of February 2, 2013 and $72 million as of July 28, 2012 and is included in Other Assets on the Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income (Loss) on the Consolidated Statements of Income.
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $75 million as of August 3, 2013 and February 2, 2013 and $73 million as of July 28, 2012 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
For the second quarter of 2013 and year-to-date 2013, the Company’s effective tax rate was 36.7% and 37.9%, respectively. The second quarter 2013 rate and the year-to-date 2013 rate were both lower than the Company's combined estimated federal and state rate of 39.0% primarily due to the resolution of certain tax matters.
For the second quarter of 2012 and year-to-date 2012, the Company’s effective tax rate was 37.4% and 39.4%, respectively. The second quarter 2012 rate was lower than the Company's combined estimated federal and state rate of 39.0% primarily due to the resolution of certain tax matters. The 2012 year-to-date rate was higher than the Company's combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries.

As of August 3, 2013, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, these earnings could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $108 million and $100 million for the second quarter of 2013 and 2012, respectively. Income taxes paid approximated $308 million and $288 million for the year-to-date 2013 and 2012, respectively.

Uncertain Tax Positions

The Company had unrecognized tax benefits of $185 million as of February 2, 2013, of which $160 million, if recognized, would reduce the effective income tax rate. As of August 3, 2013 the Company had a net decrease to gross unrecognized tax benefits of $34 million, primarily due to the resolution of certain tax matters and other current year activity. The changes to the unrecognized tax benefits resulted in a $1 million benefit to the Company’s effective tax rate.

Of the total unrecognized tax benefits, it is reasonably possible that $90 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. As of February 2, 2013 the Company had accrued $26 million for the payment of interest and penalties. There have been no material changes to this amount through August 3, 2013.

8. Long-term Debt
The following table provides the Company’s long-term debt balance as of August 3, 2013, February 2, 2013 and July 28, 2012:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	491	489	489
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,891	$2,889	$2,889
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$719	$721	$723
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	216	218	219
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)	—	—	57
Total Senior Unsecured Debt	$1,584	$1,588	$1,648
Total	$4,475	$4,477	$4,537
Current Portion of Long-term Debt	—	—	(57)
Total Long-term Debt, Net of Current Portion	$4,475	$4,477	$4,480
 ________________

(a)	The balance as of August 3, 2013 includes a fair value interest rate hedge adjustment which was not significant.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $20 million as of August 3, 2013, $22 million as of February 2, 2013 and $24 million as of July 28, 2012.

(c)
The principal balance outstanding was $213 million as of August 3, 2013, February 2, 2013 and July 28, 2012. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $3 million as of August 3, 2013, $5 million as of February 2, 2013 and $6 million as of July 28, 2012.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of August 3, 2013, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of August 3, 2013, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $16 million of outstanding letters of credit as of August 3, 2013 that reduce its remaining availability under the Revolving Facility.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 9, “Derivative Instruments.”

9. Derivative Instruments
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of August 3, 2013, February 2, 2013 and July 28, 2012:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
Other Long-term Liabilities	$43	$59	$53

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the second quarter and year-to-date 2013 and 2012:

		Second Quarter		Year-to-Date
	Location	2013	2012	2013	2012
		(in millions)
Gain Recognized in Other Comprehensive Income	Other Comprehensive Income	$15	$10	$16	$7
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (a)	Other Income	(13)	(11)	(19)	1
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk
Interest Rate Designated Fair Value Hedges
In June 2013, the Company entered into interest rate swap arrangements related to $100 million of the outstanding 2017 Notes and $100 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed interest rate.
The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
In June 2012, the Company terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $175 million. In settlement of these hedges, the Company received $14 million.
Both the carrying values of the 2014 and 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the respective maturity date of the Notes.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of August 3, 2013, February 2, 2013 and July 28, 2012:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
Other Assets	$1	$—	$—

10. Fair Value Measurements

The following table provides a summary of the carrying value and estimated fair value of long-term debt as of August 3, 2013, February 2, 2013 and July 28, 2012:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
Carrying Value	$4,475	$4,477	$4,537
Estimated Fair Value (a)	4,839	5,023	4,927
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of August 3, 2013, February 2, 2013 and July 28, 2012:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of August 3, 2013
Assets:
Cash and Cash Equivalents	$551	$—	$—	$551
Interest Rate Designated Fair Value Hedges	—	1	—	1
Liabilities:
Cross-currency Cash Flow Hedges	—	43	—	43
Lease Guarantees	—	—	2	2
As of February 2, 2013
Assets:
Cash and Cash Equivalents	$773	$—	$—	$773
Liabilities:
Cross-currency Cash Flow Hedges	—	59	—	59
Lease Guarantees	—	—	2	2
As of July 28, 2012
Assets:
Cash and Cash Equivalents	$1,193	$—	$—	$1,193
Liabilities:
Cross-currency Cash Flow Hedges	—	53	—	53
Lease Guarantees	—	—	3	3

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
The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the second quarter and year-to-date 2013 and 2012:

	Second Quarter		Year-to-Date
	2013	2012	2013	2012
	(in millions)
Beginning Balance	$2	$4	$2	$4
Change in Estimated Fair Value Reported in Earnings	—	(1)	—	(1)
Ending Balance	$2	$3	$2	$3

The Company’s lease guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of certain businesses. The fair value of these lease guarantees is impacted by economic conditions, probability of rent obligation payments, period of obligation as well as the discount rate utilized. For additional information, see Note 12, “Commitments and Contingencies.”

11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for the year-to-date 2013:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2013	$(10)	$14	$4
Other Comprehensive Income Before Reclassifications	12	16	28
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(19)	(19)
Current-period Other Comprehensive Income (Loss)	12	(3)	9
Balance as of August 3, 2013	$2	$11	$13
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2012:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2012	$(8)	$8	$—
Current-period Other Comprehensive Income	1	8	9
Balance as of July 28, 2012	$(7)	$16	$9

The components of accumulated other comprehensive income above are presented net of tax as applicable.

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the second quarter and year-to-date 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Consolidated Statements of Income
	Second Quarter 2013	Year-to-Date 2013

Cash Flow Hedges	$(13)	$(19)	Other Income
	—	—	Provision for Income Taxes
	$(13)	$(19)	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $44 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $29 million as of August 3, 2013, $36 million as of February 2, 2013 and $42 million as of July 28, 2012. The estimated fair value of these guarantee obligations was $2 million as of August 3, 2013 and February 2, 2013 and $3 million as of July 28, 2012, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of August 3, 2013, February 2, 2013 and July 28, 2012.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $14 million for the second quarter of 2013 and $13 million for the second quarter of 2012. Total expense recognized related to the qualified plan was $29 million for year-to-date 2013 and $27 million for year-to-date 2012.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $5 million for the second quarter of 2013 and $6 million for the second quarter of 2012. Total expense recognized related to the non-qualified plan was $11 million for year-to-date 2013 and $12 million for year-to-date 2012.

14. Segment Information
The Company has two reportable segments: Victoria’s Secret and Bath & Body Works.
The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products under the Victoria’s Secret and PINK brand names. Victoria’s Secret merchandise is sold through retail stores, its website, www.VictoriasSecret.com, and its catalogue.
The Bath & Body Works segment sells personal care, soaps and sanitizers and home fragrance products under the Bath & Body Works, C.O. Bigelow, White Barn Candle Company and other brand names. Bath & Body Works merchandise is sold at retail stores and through its website, www.BathandBodyWorks.com.

Other consists of the following:

•
International retail, franchise, license and wholesale operations, which include the company-owned La Senza and Bath & Body Works stores in Canada and Victoria’s Secret stores in Canada and the United Kingdom;

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	Henri Bendel, a chain of specialty stores which feature accessories and personal care products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the second quarter and year-to-date 2013 and 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2013
Second Quarter:
Net Sales	$1,620	$630	$266	$2,516
Operating Income (Loss)	271	102	(15)	358
Year-to-Date:
Net Sales	$3,125	$1,160	$499	$4,784
Operating Income (Loss)	531	174	(36)	669
2012
Second Quarter:
Net Sales	$1,577	$609	$213	$2,399
Operating Income (Loss)	256	88	(39)	305
Year-to-Date:
Net Sales	$3,047	$1,114	$392	$4,553
Operating Income (Loss)	534	148	(84)	598

The Company’s international sales, consisting of La Senza, Victoria's Secret Canada, Bath & Body Works Canada and Victoria's Secret UK retail sales; non-U.S. franchise, license and wholesale operations; and direct sales shipped internationally, totaled $285 million and $239 million for the second quarter of 2013 and 2012, respectively. The Company's international sales totaled $536 million and $442 million for year-to-date 2013 and 2012, respectively.

15. Supplemental Guarantor Financial Information
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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of August 3, 2013, February 2, 2013 and July 28, 2012; and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended August 3, 2013 and July 28, 2012.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	August 3, 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$306	$245	$—	$551
Accounts Receivable, Net	—	135	62	—	197
Inventories	—	983	144	—	1,127
Deferred Income Taxes	—	40	(10)	—	30
Other	2	126	65	—	193
Total Current Assets	2	1,590	506	—	2,098
Property and Equipment, Net	—	1,136	824	—	1,960
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	412	—	—	412
Net Investments in and Advances to/from Consolidated Affiliates	3,495	15,221	742	(19,458)	—
Other Assets	184	7	705	(612)	284
Total Assets	$3,681	$19,684	$2,777	$(20,070)	$6,072
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$387	$294	$—	$681
Accrued Expenses and Other	80	407	232	—	719
Income Taxes	—	68	17	—	85
Total Current Liabilities	80	862	543	—	1,485
Deferred Income Taxes	(4)	(5)	209	—	200
Long-term Debt	4,475	597	—	(597)	4,475
Other Long-term Liabilities	4	577	206	(14)	773
Total Equity (Deficit)	(874)	17,653	1,819	(19,459)	(861)
Total Liabilities and Equity (Deficit)	$3,681	$19,684	$2,777	$(20,070)	$6,072

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

	July 28, 2012
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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,286	$793	$(563)	$2,516
Costs of Goods Sold, Buying and Occupancy	—	(1,415)	(649)	537	(1,527)
Gross Profit	—	871	144	(26)	989
General, Administrative and Store Operating Expenses	(1)	(561)	(98)	29	(631)
Operating Income (Loss)	(1)	310	46	3	358
Interest Expense	(77)	(6)	(3)	9	(77)
Other Income (Loss)	—	3	1	(3)	1
Income (Loss) Before Income Taxes	(78)	307	44	9	282
Provision for Income Taxes	—	39	65	—	104
Equity in Earnings (Loss)	256	265	276	(797)	—
Net Income (Loss)	$178	$533	$255	$(788)	$178

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$178	$533	$255	$(788)	$178
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(13)	—	(13)
Foreign Currency Translation	—	—	8	—	8
Unrealized Gain on Cash Flow Hedges	—	—	15	—	15
Total Other Comprehensive Income, Net of Tax	—	—	10	—	10
Total Comprehensive Income (Loss)	$178	$533	$265	$(788)	$188

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,190	$678	$(469)	$2,399
Costs of Goods Sold, Buying and Occupancy	—	(1,335)	(582)	460	(1,457)
Gross Profit	—	855	96	(9)	942
General, Administrative and Store Operating Expenses	(1)	(556)	(92)	12	(637)
Operating Income (Loss)	(1)	299	4	3	305
Interest Expense	(79)	(3)	(3)	6	(79)
Other Income (Loss)	—	2	4	(3)	3
Income (Loss) Before Income Taxes	(80)	298	5	6	229
Provision for Income Taxes	—	46	40	—	86
Equity in Earnings (Loss)	223	37	(29)	(231)	—
Net Income (Loss)	$143	$289	$(64)	$(225)	$143

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$143	$289	$(64)	$(225)	$143
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	1	—	(12)	—	(11)
Foreign Currency Translation	—	—	5	—	5
Unrealized Gain on Cash Flow Hedges	—	—	10	—	10
Total Other Comprehensive Income, Net of Tax	1	—	3	—	4
Total Comprehensive Income (Loss)	$144	$289	$(61)	$(225)	$147

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$4,359	$1,541	$(1,116)	$4,784
Costs of Goods Sold, Buying and Occupancy	—	(2,661)	(1,259)	1,066	(2,854)
Gross Profit	—	1,698	282	(50)	1,930
General, Administrative and Store Operating Expenses	(3)	(1,113)	(198)	53	(1,261)
Operating Income (Loss)	(3)	585	84	3	669
Interest Expense	(156)	(12)	(6)	18	(156)
Other Income (Loss)	—	5	4	(5)	4
Income (Loss) Before Income Taxes	(159)	578	82	16	517
Provision for Income Taxes	—	103	93	—	196
Equity in Earnings (Loss)	480	316	313	(1,109)	—
Net Income (Loss)	$321	$791	$302	$(1,093)	$321

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$321	$791	$302	$(1,093)	$321
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(19)	—	(19)
Foreign Currency Translation	—	—	12	—	12
Unrealized Gain on Cash Flow Hedges	—	—	16	—	16
Total Other Comprehensive Income, Net of Tax	—	—	9	—	9
Total Comprehensive Income (Loss)	$321	$791	$311	$(1,093)	$330

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$4,184	$1,307	$(938)	$4,553
Costs of Goods Sold, Buying and Occupancy	—	(2,504)	(1,108)	903	(2,709)
Gross Profit	—	1,680	199	(35)	1,844
General, Administrative and Store Operating Expenses	(3)	(1,100)	(179)	36	(1,246)
Operating Income (Loss)	(3)	580	20	1	598
Interest Expense	(157)	(10)	(5)	15	(157)
Other Income (Loss)	1	4	2	(6)	1
Income (Loss) Before Income Taxes	(159)	574	17	10	442
Provision for Income Taxes	—	112	62	—	174
Equity in Earnings (Loss)	427	(33)	62	(456)	—
Net Income (Loss)	$268	$429	$17	$(446)	$268

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$268	$429	$17	$(446)	$268
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	2	—	(1)	—	1
Foreign Currency Translation	—	—	1	—	1
Unrealized Gain on Cash Flow Hedges	—	—	7	—	7
Total Other Comprehensive Income, Net of Tax	2	—	7	—	9
Total Comprehensive Income (Loss)	$270	$429	$24	$(446)	$277

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(153)	$431	$76	$—	$354
Investing Activities:
Capital Expenditures	—	(266)	(117)	—	(383)
Other Investing Activities	—	—	2	—	2
Net Cash Used for Investing Activities	—	(266)	(115)	—	(381)
Financing Activities:
Repurchase of Common Stock	(55)	—	—	—	(55)
Dividends Paid	(174)	—	—	—	(174)
Excess Tax Benefits from Share-based Compensation	—	21	4	—	25
Net Financing Activities and Advances to/from Consolidated Affiliates	372	(297)	(75)	—	—
Proceeds from Exercise of Stock Options and Other	10	—	—	—	10
Net Cash Provided by (Used for) Financing Activities	153	(276)	(71)	—	(194)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1)	—	(1)
Net Decrease in Cash and Cash Equivalents	—	(111)	(111)	—	(222)
Cash and Cash Equivalents, Beginning of Period	—	417	356	—	773
Cash and Cash Equivalents, End of Period	$—	$306	$245	$—	$551

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(204)	$293	$116	$—	$205
Investing Activities:
Capital Expenditures	—	(184)	(145)	—	(329)
Other Investing Activities	—	8	3	—	11
Net Cash Used for Investing Activities	—	(176)	(142)	—	(318)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	985	—	—	—	985
Repurchase of Common Stock	(604)	—	—	—	(604)
Dividends Paid	(146)	—	—	—	(146)
Excess Tax Benefits from Share-based Compensation	—	81	19	—	100
Net Financing Activities and Advances to/from Consolidated Affiliates	(67)	54	13	—	—
Proceeds from Exercise of Stock Options and Other	36	—	—	—	36
Net Cash Provided by Financing Activities	204	135	32	—	371
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—
Net Increase in Cash and Cash Equivalents	—	252	6	—	258
Cash and Cash Equivalents, Beginning of Period	—	371	564	—	935
Cash and Cash Equivalents, End of Period	$—	$623	$570	$—	$1,193

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the condensed consolidated balance sheets of L Brands, Inc. and subsidiaries (the “Company”) as of August 3, 2013 and July 28, 2012, and the related condensed consolidated statements of income and comprehensive income for the thirteen and twenty-six week periods ended August 3, 2013 and July 28, 2012, and the condensed consolidated statements of cash flows for the twenty-six week periods ended August 3, 2013 and July 28, 2012. These financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of L Brands, Inc. and subsidiaries as of February 2, 2013, and the related consolidated statements of income, comprehensive income, total equity, and cash flows for the year then ended (not presented herein) and in our report dated March 22, 2013, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the accompanying condensed consolidated balance sheet of L Brands, Inc. and subsidiaries as of February 2, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Columbus, Ohio
September 6, 2013

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
Executive Overview
We had strong performance in the second quarter of 2013. Our operating income increased $53 million to $358 million and our operating income rate improved to 14.2% from 12.7%. Net sales increased $117 million to $2.516 billion and comparable store sales increased 2%. At Victoria's Secret, sales increased 3% and operating income increased 6%. At Bath & Body Works, sales increased 3% and operating income increased 16%. For Other, sales increased 25% and the operating loss improved 62% primarily driven by growth in our international operations. For additional information related to our second quarter 2013 financial performance, see “Results of Operations.”

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

Company-Owned Store Data
The following table compares the second quarter of 2013 store data to the second quarter of 2012 and the year-to-date 2013 store data to year-to-date 2012:

	Second Quarter			Year-to-Date
	2013	2012	% Change	2013	2012	% Change
Sales per Average Selling Square Foot
Victoria’s Secret Stores (a)	$200	$194	3%	$385	$373	3%
Bath & Body Works (a)	155	149	4%	286	275	4%
La Senza (b)	137	114	20%	248	193	28%
Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$1,204	$1,156	4%	$2,320	$2,222	4%
Bath & Body Works (a)	366	354	3%	676	651	4%
La Senza (b)	439	377	16%	795	637	25%
Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	6,016	5,968	1%
Bath & Body Works (a)	2,359	2,369	—%
La Senza	3,190	3,288	(3)%
Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,226	6,058	3%
Bath & Body Works (a)	3,692	3,745	(1)%
La Senza (c)	501	648	(23)%
  _______________

(a)	Metric relates to company-owned stores in the U.S.

(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

(c)
In the fourth quarter of 2011 and second quarter of 2012, we initiated restructuring programs designed to resize a portion of La Senza's store fleet. Under these programs, we closed 79 underperforming stores through the first quarter of 2013. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table compares second quarter of 2013 company-owned store data to the second quarter of 2012 and the year-to-date 2013 store data to year-to-date 2012:

	Second Quarter		Year-to-Date
Number of Stores (a)	2013	2012	2013	2012
Victoria’s Secret U.S.
Beginning of Period	1,019	1,010	1,019	1,017
Opened	19	12	23	12
Closed	(3)	(7)	(7)	(14)
End of Period	1,035	1,015	1,035	1,015
Bath & Body Works U.S.
Beginning of Period	1,568	1,583	1,571	1,587
Opened	1	1	1	3
Closed	(4)	(3)	(7)	(9)
End of Period	1,565	1,581	1,565	1,581
La Senza
Beginning of Period	157	199	158	230
Opened	—	—	—	—
Closed (b)	—	(2)	(1)	(33)
End of Period	157	197	157	197
Bath & Body Works Canada
Beginning of Period	72	68	71	69
Opened	5	1	6	1
Closed	—	—	—	(1)
End of Period	77	69	77	69
Victoria’s Secret Canada
Beginning of Period	26	20	26	19
Opened	1	—	1	1
Closed	—	—	—	—
End of Period	27	20	27	20
Henri Bendel
Beginning of Period	29	19	29	19
Opened	—	4	—	4
Closed	—	—	—	—
End of Period	29	23	29	23
Victoria’s Secret U.K.
Beginning of Period	2	—	2	—
Opened	—	1	—	1
Closed	—	—	—	—
End of Period	2	1	2	1
Total
Beginning of Period	2,873	2,899	2,876	2,941
Opened	26	19	31	22
Closed	(7)	(12)	(15)	(57)
End of Period	2,892	2,906	2,892	2,906
 _______________

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

(b)
In the fourth quarter of 2011 and second quarter of 2012, we initiated restructuring programs designed to resize a portion of La Senza's store fleet. Under these programs, we closed 79 underperforming stores through the first quarter of 2013. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Results of Operations
Second Quarter of 2013 Compared to Second Quarter of 2012
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the second quarter of 2013 in comparison to the second quarter of 2012:

			Operating Income Rate
	2013	2012	2013	2012
Second Quarter	(in millions)
Victoria’s Secret	$271	$256	16.7%	16.3%
Bath & Body Works	102	88	16.2%	14.4%
Other (a)	(15)	(39)	(5.6)%	(18.3)%
Total Operating Income	$358	$305	14.2%	12.7%
  _______________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.
For the second quarter of 2013, operating income increased $53 million to $358 million and the operating income rate increased to 14.2% from 12.7%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2013 in comparison to the second quarter of 2012:

	2013	2012	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores	$1,236	$1,170	6%
Victoria’s Secret Direct	384	407	(6)%
Total Victoria’s Secret	1,620	1,577	3%
Bath & Body Works Stores	574	559	3%
Bath & Body Works Direct	56	50	12%
Total Bath & Body Works	630	609	3%
Other (a)	266	213	25%
Total Net Sales	$2,516	$2,399	5%
 _______________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the second quarter of 2013 to the second quarter of 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
Second Quarter	(in millions)
2012 Net Sales	$1,577	$609	$213	$2,399
Comparable Store Sales	10	18	2	30
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	56	(3)	25	78
Foreign Currency Translation	—	—	(2)	(2)
Direct Channels	(23)	6	—	(17)
International Wholesale, Royalty and Other	—	—	28	28
2013 Net Sales	$1,620	$630	$266	$2,516

The following table compares the second quarter of 2013 comparable store sales to the second quarter of 2012:

Second Quarter	2013	2012
Victoria’s Secret Stores (a)	1%	10%
Bath & Body Works (a)	3%	7%
Total Comparable Store Sales (a) (b)	2%	8%
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

The results by segment are as follows:

Victoria's Secret

For the second quarter of 2013, net sales increased $43 million to $1.620 billion and comparable store sales increased 1%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 6% related to increases across most categories including PINK, swim, and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution.

•
At Victoria's Secret Direct, net sales decreased 6% related to a decrease in apparel partially offset by increases in PINK and core lingerie. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory.

The increase in comparable store sales was driven by higher average dollar sales partially offset by a decrease in total transactions.
Bath & Body Works
For the second quarter of 2013, net sales increased $21 million to $630 million and comparable store sales increased 3%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including Signature Collection, home fragrance and soap and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Other
For the second quarter of 2013, net sales increased $53 million to $266 million primarily related to higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in the United Kingdom and Canada and new Bath & Body Works stores in Canada. This increase was partially offset by a decrease in sales at La Senza due to store closures.

Gross Profit
For the second quarter of 2013, our gross profit increased $47 million to $989 million and our gross profit rate (expressed as a percentage of net sales) was flat at 39.3%, primarily driven by:
Victoria's Secret

For the second quarter of 2013, the gross profit increase was primarily driven by the following:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.

•	At Victoria's Secret Direct, gross profit decreased primarily due to lower merchandise margin dollars as a result of the decrease in net sales.
The gross profit rate was flat.
Bath & Body Works

For the second quarter of 2013, the gross profit increase was primarily driven by:

•
At Bath & Body Works Stores, gross profit increased due to higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses primarily driven by higher occupancy costs related to the increase in net sales and store-related activity.

•
At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to higher fulfillment costs associated with the increase in net sales.

The gross profit rate was flat.
Other

For the second quarter of 2013, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales in our international businesses and the increase in net sales at Mast Global. The gross profit rate increased due to a significant decrease in the buying and occupancy expense rate due to leverage associated with higher sales.

General, Administrative and Store Operating Expenses

For the second quarter of 2013, our general, administrative and store operating expenses decreased $6 million to $631 million primarily driven by:

•	A decrease in incentive compensation and other home office costs; and

•	A decrease in marketing expense primarily driven by a timing shift of marketing campaigns.
The decrease was partially offset by an increase in store selling expenses related to higher sales and other investments to improve the customer experience, including investments in training and technology.

The general, administrative and store operating expense rate decreased to 25.1% from 26.6% primarily due to leverage associated with higher sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2013 and 2012:

Second Quarter	2013	2012
Average daily borrowings (in millions)	$4,463	$4,520
Average borrowing rate (in percentages)	6.88%	7.04%
For the second quarter of 2013, our interest expense decreased $2 million to $77 million primarily driven by a decrease in the average borrowing rate and a decrease in average daily borrowings related to the maturity of the 2012 Notes in December 2012.

Other Income
For the second quarter of 2013, our other income decreased $2 million to $1 million primarily driven by foreign currency transaction losses.

Provision for Income Taxes

For the second quarter of 2013, our effective tax rate was 36.7% as compared to 37.4% in the second quarter of 2012. The second quarter 2013 rate and the second quarter 2012 rate were both lower than our combined estimated federal and state rate of 39.0% primarily due to the resolution of certain tax matters.

Year-to-Date 2013 Compared to Year-to-Date 2012
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the year-to-date 2013 in comparison to the year-to-date 2012:

			Operating Income Rate
	2013	2012	2013	2012
Year-to-Date	(in millions)
Victoria’s Secret	$531	$534	17.0%	17.5%
Bath & Body Works	174	148	15.1%	13.3%
Other (a)	(36)	(84)	(7.3)%	(21.4)%
Total Operating Income	$669	$598	14.0%	13.1%
  _______________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.
For the year-to-date 2013, operating income increased $71 million to $669 million and the operating income rate increased to 14.0% from 13.1%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the year-to-date 2013 in comparison to year-to-date 2012:

	2013	2012	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores	$2,382	$2,258	5%
Victoria’s Secret Direct	743	789	(6)%
Total Victoria’s Secret	3,125	3,047	3%
Bath & Body Works Stores	1,060	1,031	3%
Bath & Body Works Direct	100	83	20%
Total Bath & Body Works	1,160	1,114	4%
Other (a)	499	392	27%
Total Net Sales	$4,784	$4,553	5%
 _______________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for the year-to-date 2013 to year-to-date 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
Year-to-Date	(in millions)
2012 Net Sales	$3,047	$1,114	$392	$4,553
Comparable Store Sales	132	83	17	232
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	(8)	(54)	38	(24)
Foreign Currency Translation	—	—	(4)	(4)
Direct Channels	(46)	17	—	(29)
International Wholesale, Royalty and Other	—	—	56	56
2013 Net Sales	$3,125	$1,160	$499	$4,784

The following table compares the year-to-date 2013 comparable store sales to year-to-date 2012:

Year-to-Date	2013	2012
Victoria’s Secret Stores (a)	2%	10%
Bath & Body Works (a)	3%	7%
Total Comparable Store Sales (a) (b)	2%	8%
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

The results by segment are as follows:

Victoria's Secret

For year-to-date 2013, net sales increased $78 million to $3.125 billion and comparable store sales increased 2%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 5% related to increases across most categories including PINK, swim, and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution.

•
At Victoria's Secret Direct, net sales decreased 6% related to a decrease in apparel partially offset by increases in PINK and core lingerie. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory.

The increase in comparable store sales was driven by higher average dollar sales.
Bath & Body Works
For year-to-date 2013, net sales increased $46 million to $1.160 billion and comparable store sales increased 3%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including Signature Collection, home fragrance and soap and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.

Other
For year-to-date 2013, net sales increased $107 million to $499 million primarily related to higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in the United Kingdom and Canada and new Bath & Body Works stores in Canada. This increase was partially offset by a decrease in sales at La Senza due to store closures.
Gross Profit
For year-to-date 2013, our gross profit increased $86 million to $1.930 billion and our gross profit rate (expressed as a percentage of net sales) decreased slightly to 40.3% from 40.5%, primarily driven by the following:
Victoria's Secret

For year-to-date 2013, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.

•	At Victoria's Secret Direct, gross profit decreased primarily due to lower merchandise margin dollars as a result of the decrease in net sales.
The gross profit rate decrease was primarily driven by an increase in the buying and occupancy expense rate due to deleverage associated with lower sales at Victoria's Secret Direct.

Bath & Body Works

For year-to-date 2013, the gross profit increase was primarily driven by:

•
At Bath & Body Works Stores, gross profit increased due to higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses primarily driven by higher occupancy costs related to the increase in net sales and store-related activity.

•
At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to higher fulfillment costs associated with the increase in net sales.

The gross profit rate was flat.
Other

For year-to-date 2013, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales in our international businesses and the increase in net sales at Mast Global. The gross profit rate increased due to a significant decrease in the buying and occupancy expense rate due to leverage associated with higher sales.

General, Administrative and Store Operating Expenses

For year-to-date 2013, our general, administrative and store operating expenses increased $15 million to $1.261 billion primarily driven by:

•	An increase in store selling expenses related to higher sales and other investments to improve the customer experience, including investments in training and technology; and

•	An increase in expenses resulting from increased international expansion.
The increase was partially offset by a decrease in incentive compensation and other home office costs.

The general, administrative and store operating expense rate decreased to 26.4% from 27.4% primarily due to leverage associated with higher sales.

Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the year-to-date 2013 and 2012:

Year-to-Date	2013	2012
Average daily borrowings (in millions)	$4,463	$4,488
Average borrowing rate (in percentages)	6.92%	6.93%
For year-to-date 2013, our interest expense decreased $1 million to $156 million primarily driven by a decrease in average daily borrowings related to the maturity of the 2012 Notes in December 2012.
Other Income
For year-to-date 2013, our other income increased $3 million to $4 million primarily driven by an increase in our share of net income from our investment in the third-party apparel sourcing business.

Provision for Income Taxes

For year-to-date 2013, our effective tax rate was 37.9% as compared to 39.4% in 2012. The year-to-date 2013 rate was lower than our combined estimated federal and state rate of 39.0% primarily due to the resolution of certain tax matters. The year-to-date 2012 rate was higher than our combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During year-to-date 2013, we paid $174 million in regular dividends and repurchased $55 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $242 million as of August 3, 2013. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.

The following table provides our long-term debt balance as of August 3, 2013, February 2, 2013 and July 28, 2012:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	491	489	489
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$2,891	$2,889	$2,889
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$719	$721	$723
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	216	218	219
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)	—	—	57
Total Senior Unsecured Debt	$1,584	$1,588	$1,648
Total	$4,475	$4,477	$4,537
Current Portion of Long-term Debt	—	—	(57)
Total Long-term Debt	$4,475	$4,477	$4,480
 _______________

(a)	The balance as of August 3, 2013 includes a fair value interest rate hedge adjustment which was not significant.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $20 million as of August 3, 2013, $22 million as of February 2, 2013 and $24 million as of July 28, 2012.

(c)
The principal balance outstanding was $213 million as of August 3, 2013, February 2, 2013 and July 28, 2012. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $3 million as of August 3, 2013, $5 million as of February 2, 2013 and $6 million as of July 28, 2012.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments outside of the Guarantors and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of August 3, 2013, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.

As of August 3, 2013, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $16 million of outstanding letters of credit as of August 3, 2013 that reduce our remaining availability under our Revolving Facility.
Fair Value Interest Rate Swap Arrangements
In June 2013, we entered into interest rate swap arrangements related to $100 million of the outstanding 2017 Notes and $100 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed interest rate.
The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
In June 2012, we terminated interest rate designated fair value hedges related to the 2017 Notes with a notional amount of $175 million. In settlement of these hedges, we received $14 million.
Both the carrying values of the 2014 and 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the respective maturity date of the Notes.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of August 3, 2013, February 2, 2013 and July 28, 2012:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
Cash Provided by Operating Activities (a)	$354	$1,351	$205
Capital Expenditures (a)	383	588	329
Working Capital	613	667	1,316
Capitalization:
Long-term Debt	4,475	4,477	4,480
Shareholders’ Equity (Deficit)	(861)	(1,015)	(245)
Total Capitalization	3,614	3,462	4,235
Remaining Amounts Available Under Credit Agreements (b)	984	988	985
 _______________

(a)	The February 2, 2013 amounts represent a twelve-month period and the August 3, 2013 and July 28, 2012 amounts represent six-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $16 million as of August 3, 2013, $12 million as of February 2, 2013 and $15 million as of July 28, 2012.

Credit Ratings
The following table provides our credit ratings as of August 3, 2013:

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

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during year-to-date 2013 and 2012:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2013	2012	2013	2012
	(in millions)	(in thousands)		(in millions)
November 2012 (a)	$250	1,217	NA	$55	NA	$44.91
February 2012 (b)	500	NA	9,645	NA	$439	45.54
November 2011	250	NA	3,657	NA	164	44.90
Total		1,217	13,302	$55	$603
 _______________

(a)	The November 2012 repurchase program had $184 million remaining as of August 3, 2013.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable as of August 3, 2013. There were $3 million of share repurchases reflected in Accounts Payable as of July 28, 2012.
The timing and amount of any repurchases will be made in our discretion taking into account a number of factors including market conditions.
We use cash flow generated from operating activities and financing activities to fund our share repurchase programs.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the second quarter and year-to-date of 2013 and 2012:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2013
Second Quarter	$0.30	$—	$0.30	$87
First Quarter	0.30	—	0.30	87
2013 Total	$0.60	$—	$0.60	$174
2012
Second Quarter	$0.25	$—	$0.25	$73
First Quarter	0.25	—	0.25	73
2012 Total	$0.50	$—	$0.50	$146
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

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2013 and 2012:

	Year-to-Date
	2013	2012
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$773	$935
Net Cash Flows Provided by Operating Activities	354	205
Net Cash Flows Used for Investing Activities	(381)	(318)
Net Cash Flows Provided by (Used for) Financing Activities	(194)	371
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1)	—
Net Increase (Decrease) in Cash and Cash Equivalents	(222)	258
Cash and Cash Equivalents, End of Period	$551	$1,193
Operating Activities
Net cash provided by operating activities in 2013 was $354 million, including net income of $321 million. Net income included depreciation and amortization of $202 million, share-based compensation expense of $40 million, and excess tax benefits from share-based compensation of $25 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal changes in Inventories, Income Taxes Payable and Accounts Payable, Accrued Expenses and Other.
Net cash provided by operating activities in 2012 was $205 million, including net income of $268 million. Net income included depreciation and amortization of $191 million and excess tax benefits from share-based compensation of $100 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal changes in Income Taxes Payable, Inventories and Accounts Payable, Accrued Expenses and Other.
Investing Activities
Net cash used for investing activities in 2013 was $381 million consisting primarily of capital expenditures of $383 million. The capital expenditures included $315 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2012 was $318 million consisting primarily of capital expenditures of $329 million. The capital expenditures included $229 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2013 was $194 million consisting primarily of quarterly dividend payments of $0.30 per share, or $174 million, and repurchases of common stock of $55 million, partially offset by excess tax benefits from share-based compensation of $25 million and proceeds from the exercise of stock options of $10 million.
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
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $44 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods, and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $29 million as of August 3, 2013, $36 million as of February 2, 2013 and $42 million as of July 28, 2012. The estimated fair value of these guarantee obligations was $2 million as of August 3, 2013 and February 2, 2013 and $3 million as of July 28, 2012, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We have no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of August 3, 2013, February 2, 2013 and July 28, 2012.
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
In addition, our Canadian dollar and British pound denominated earnings are subject to exchange rate risk as substantially all of our merchandise sold in Canada and the U.K. is sourced through U.S. dollar transactions.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, and bank time deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
All of our long-term debt as of August 3, 2013 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of August 3, 2013, we have interest rate swap arrangements with notional amounts of $100 million related to a portion of our 2017 Notes and $100 million related to a portion of our 2019 Notes.
The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in the three-month London Interbank Offered Rate ("LIBOR").
For the balance of our long-term debt that is not subject to interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of August 3, 2013, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of August 3, 2013, February 2, 2013 and July 28, 2012:

	August 3, 2013	February 2, 2013	July 28, 2012
	(in millions)
Long-term Debt:
Carrying Value	$4,475	$4,477	$4,537
Fair Value, Estimated (a)	4,839	5,023	4,927
Cross-currency Swap Arrangements (b)	43	59	53
Fixed-to-Floating Interest Rate Swap Arrangements (b)	(1)	—	—
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Swap arrangements are in an (asset) liability position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides our repurchases of our common stock during the second quarter of 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2013	10	$51.02	—	$184,201
June 2013	18	49.44	—	184,201
July 2013	13	56.96	—	184,201
Total	41		—
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

Date: September 6, 2013

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.