Form 10-Q
period 2013-11-02
L Brands, Inc.
filed 2013-12-06
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2013
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 29, 2013
290,281,593 Shares

L BRANDS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2013” and “third quarter of 2012” refer to the thirteen week periods ending November 2, 2013 and October 27, 2012, respectively. "Year-to-date 2013" and "year-to-date 2012" refer to the thirty-nine week periods ending November 2, 2013 and October 27, 2012, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2013	2012	2013	2012
Net Sales	$2,171	$2,050	$6,955	$6,603
Costs of Goods Sold, Buying and Occupancy	(1,314)	(1,225)	(4,168)	(3,934)
Gross Profit	857	825	2,787	2,669
General, Administrative and Store Operating Expenses	(646)	(638)	(1,907)	(1,884)
Operating Income	211	187	880	785
Interest Expense	(76)	(77)	(232)	(234)
Other Income	7	18	11	19
Income Before Income Taxes	142	128	659	570
Provision for Income Taxes	50	54	246	228
Net Income	$92	$74	$413	$342
Net Income Per Basic Share	$0.32	$0.26	$1.43	$1.18
Net Income Per Diluted Share	$0.31	$0.25	$1.40	$1.15
Dividends Per Share	$0.30	$1.25	$0.90	$1.75

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2013	2012	2013	2012
Net Income	$92	$74	$413	$342
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	(2)	4	(21)	5
Foreign Currency Translation	5	—	17	1
Unrealized Gain (Loss) on Cash Flow Hedges	3	(6)	19	1
Total Other Comprehensive Income (Loss), Net of Tax	6	(2)	15	7
Total Comprehensive Income	$98	$72	$428	$349

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	November 2, 2013	February 2, 2013	October 27, 2012
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$425	$773	$547
Accounts Receivable, Net	245	203	225
Inventories	1,643	1,004	1,446
Deferred Income Taxes	30	29	50
Other	237	196	217
Total Current Assets	2,580	2,205	2,485
Property and Equipment, Net	2,078	1,803	1,841
Goodwill	1,318	1,318	1,330
Trade Names and Other Intangible Assets, Net	411	412	494
Other Assets	249	281	277
Total Assets	$6,636	$6,019	$6,427
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$799	$541	$732
Accrued Expenses and Other	702	807	717
Current Portion of Long-term Debt	216	—	57
Income Taxes	17	190	6
Total Current Liabilities	1,734	1,538	1,512
Deferred Income Taxes	194	200	174
Long-term Debt	4,762	4,477	4,478
Other Long-term Liabilities	766	818	778
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 306, 304 and 303 shares issued; 290, 289 and 288 shares outstanding, respectively	153	152	151
Paid-in Capital	267	186	140
Accumulated Other Comprehensive Income	19	4	7
Retained Earnings (Accumulated Deficit)	(519)	(672)	(141)
Less: Treasury Stock, at Average Cost; 16, 15 and 15 shares, respectively	(740)	(685)	(672)
Total Shareholders’ Equity (Deficit)	(820)	(1,015)	(515)
Noncontrolling Interest	—	1	—
Total Equity (Deficit)	(820)	(1,014)	(515)
Total Liabilities and Equity (Deficit)	$6,636	$6,019	$6,427

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2013	2012
Operating Activities:
Net Income	$413	$342
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	299	287
Amortization of Landlord Allowances	(29)	(26)
Deferred Income Taxes	(1)	(10)
Share-based Compensation Expense	61	49
Excess Tax Benefits from Share-based Compensation	(31)	(103)
Gain on Distributions from Easton Investments	—	(13)
Gain on Sale of Assets	—	(3)
Changes in Assets and Liabilities:
Accounts Receivable	(42)	(5)
Inventories	(642)	(449)
Accounts Payable, Accrued Expenses and Other	120	62
Income Taxes Payable	(140)	(60)
Other Assets and Liabilities	(39)	4
Net Cash Provided by (Used for) Operating Activities	(31)	75
Investing Activities:
Capital Expenditures	(598)	(491)
Return of Capital from Third-party Apparel Sourcing Investment	46	—
Other Investing Activities	3	20
Net Cash Used for Investing Activities	(549)	(471)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	495	985
Borrowings from Revolving Facility	290	—
Repayments on Revolving Facility	(290)	—
Repurchase of Common Stock	(55)	(616)
Dividends Paid	(261)	(507)
Excess Tax Benefits from Share-based Compensation	31	103
Proceeds from Exercise of Stock Options and Other	22	42
Net Cash Provided by Financing Activities	232	7
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	1
Net Decrease in Cash and Cash Equivalents	(348)	(388)
Cash and Cash Equivalents, Beginning of Period	773	935
Cash and Cash Equivalents, End of Period	$425	$547

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2013” and “third quarter of 2012” refer to the thirteen week periods ending November 2, 2013 and October 27, 2012, respectively. “Year-to-date 2013” and “year-to-date 2012” refer to the thirty-nine week periods ending November 2, 2013 and October 27, 2012, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended November 2, 2013 and October 27, 2012 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2012 Annual Report on Form 10-K.
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. Currently, the Company’s investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, highly-rated commercial paper and bank deposits.

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
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter of and year-to-date 2013 and 2012:

	Third Quarter		Year-to-Date
	2013	2012	2013	2012
	(in millions)
Weighted-average Common Shares:
Issued Shares	306	303	306	301
Treasury Shares	(16)	(15)	(16)	(11)
Basic Shares	290	288	290	290
Effect of Dilutive Options and Restricted Stock	7	6	6	7
Diluted Shares	297	294	296	297
Anti-dilutive Options and Awards (a)	—	1	2	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Shareholders’ Equity
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2013 and 2012:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2013	2012	2013	2012
	(in millions)	(in thousands)		(in millions)
November 2012 (a)	$250	1,217	NA	$55	NA	$44.91
February 2012 (b)	500	NA	9,816	NA	$448	45.60
November 2011	250	NA	3,657	NA	164	44.90
Total		1,217	13,473	$55	$612
 _______________

(a)	The November 2012 repurchase program had $184 million remaining as of November 2, 2013.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable as of November 2, 2013 and October 27, 2012.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during 2013 and 2012:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2013
Third Quarter	$0.30	$—	$0.30	$87
Second Quarter	0.30	—	0.30	87
First Quarter	0.30	—	0.30	87
2013 Total	$0.90	$—	$0.90	$261
2012
Third Quarter	$0.25	$1.00	$1.25	$361
Second Quarter	0.25	—	0.25	73
First Quarter	0.25	—	0.25	73
2012 Total	$0.75	$1.00	$1.75	$507
3. Restructuring Activities
During the fourth quarter of 2011, the Company initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. The Company recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million, including non-cash charges of $5 million, in the fourth quarter of 2011. In 2012, the Company made cash payments of $11 million and decreased the estimate of expected contract termination costs by $3 million related to this restructuring program. During 2013, the Company made cash payments of $3 million and decreased the estimate of expected contract termination costs by an additional $1 million related to this restructuring program. The remaining balance of $1 million is included in Other Long-term Liabilities on the November 2, 2013 Consolidated Balance Sheet.
During the second quarter of 2012, the Company initiated a second restructuring program designed to further resize the La Senza store fleet. In 2012, the Company recognized a pre-tax charge of $17 million, including non-cash charges of $6 million. In 2012, the Company made cash payments of $5 million related to this restructuring program. During 2013, the Company made cash payments of $3 million and decreased the estimate of expected contract termination costs by $1 million related to this restructuring program. Of the remaining balance of $2 million, $1 million is included in Accrued Expenses and Other and $1 million is included in Other Long-term Liabilities on the November 2, 2013 Consolidated Balance Sheet.
4. Inventories
The following table provides details of inventories as of November 2, 2013, February 2, 2013 and October 27, 2012:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in millions)
Finished Goods Merchandise	$1,518	$916	$1,326
Raw Materials and Merchandise Components	125	88	120
Total Inventories	$1,643	$1,004	$1,446
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net
The following table provides details of property and equipment, net as of November 2, 2013, February 2, 2013 and October 27, 2012:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in millions)
Property and Equipment, at Cost	$5,083	$4,722	$4,666
Accumulated Depreciation and Amortization	(3,005)	(2,919)	(2,825)
Property and Equipment, Net	$2,078	$1,803	$1,841
Depreciation expense was $96 million and $95 million for the third quarter of 2013 and 2012, respectively. Depreciation expense was $298 million and $285 million for year-to-date 2013 and 2012, respectively.
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
In the third quarter of 2013, the Company received a $48 million dividend from the third-party apparel sourcing business. This reduced the Company's carrying value in the investment. Of this dividend, $46 million is included in Return of Capital from Third-party Apparel Sourcing Investment within the Investing Activities section of the 2013 Consolidated Statement of Cash Flows and $2 million is included in Other Assets and Liabilities within the Operating Activities section of the 2013 Consolidated Statement of Cash Flows.
The Company's carrying value for this investment was $6 million as of November 2, 2013, $52 million as of February 2, 2013 and $77 million as of October 27, 2012 and is included in Other Assets on the Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income on the Consolidated Statements of Income.
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $79 million as of November 2, 2013, $75 million as of February 2, 2013 and $73 million as of October 27, 2012 and are recorded in Other Assets on the Consolidated Balance Sheets. In the third quarter of 2012, the Company received $13 million in cash distributions from certain of the Company's investments in Easton. As a result, the Company recognized a pre-tax gain of $13 million which is included in Other Income on the 2012 Consolidated Statements of Income.
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

For the third quarter of 2013 and year-to-date 2013, the Company’s effective tax rate was 35.0% and 37.3%, respectively. The third quarter 2013 rate and the year-to-date 2013 rate were both lower than the Company's combined estimated federal and state rate of 39.0% primarily due to the resolution of certain tax matters.
For the third quarter of 2012 and year-to-date 2012, the Company’s effective tax rate was 42.4% and 40.1%, respectively. The third quarter 2012 and year-to-date 2012 rate were both higher than the Company's combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries.

As of November 2, 2013, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, these earnings could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $123 million and $18 million for the third quarter of 2013 and 2012, respectively. Income taxes paid approximated $431 million and $306 million for year-to-date 2013 and 2012, respectively.

Uncertain Tax Positions

The Company had unrecognized tax benefits of $185 million as of February 2, 2013, of which $160 million, if recognized, would reduce the effective income tax rate. Year-to-date through November 2, 2013, the Company had a net decrease to gross unrecognized tax benefits of $36 million, primarily due to the resolution of certain tax matters and other current year activity. The changes to the unrecognized tax benefits resulted in a $2 million benefit to the Company’s Provision for Income Taxes.

Of the total unrecognized tax benefits, it is reasonably possible that $87 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. As of February 2, 2013, the Company had accrued $26 million for the payment of interest and penalties. There have been no material changes to this amount through November 2, 2013.

8. Long-term Debt
The following table provides the Company’s long-term debt balance as of November 2, 2013, February 2, 2013 and October 27, 2012:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	—	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	493	489	489
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,393	$2,889	$2,889
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$720	$721	$722
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	216	218	218
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)	—	—	57
Total Senior Unsecured Debt	$1,585	$1,588	$1,646
Total	$4,978	$4,477	$4,535
Current Portion of Long-term Debt	(216)	—	(57)
Total Long-term Debt, Net of Current Portion	$4,762	$4,477	$4,478
 ________________

(a)	The balance as of November 2, 2013 includes a fair value interest rate hedge adjustment which increased the debt balance by $3 million.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $20 million as of November 2, 2013, $22 million as of February 2, 2013 and $23 million as of October 27, 2012.

(c)
The principal balance outstanding was $213 million as of November 2, 2013, February 2, 2013 and October 27, 2012. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $3 million as of November 2, 2013 and $5 million as of February 2, 2013 and October 27, 2012.

Issuance of Notes
In October 2013, the Company issued $500 million of 5.625% notes due in October 2023 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (such subsidiaries, the "Guarantors"). The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of October 2023 and are included within Other Assets on the Consolidated Balance Sheets.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of November 2, 2013, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
During the third quarter of 2013, the Company borrowed and repaid $290 million under the Revolving Facility. The maximum daily amount outstanding at any point in time during the third quarter of 2013 was $140 million.
As of November 2, 2013, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $12 million of outstanding letters of credit as of November 2, 2013 that reduce its remaining availability under the Revolving Facility.
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of November 2, 2013, February 2, 2013 and October 27, 2012:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in millions)
Other Long-term Liabilities	$40	$59	$59

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the third quarter and year-to-date 2013 and 2012:

		Third Quarter		Year-to-Date
	Location	2013	2012	2013	2012
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income	Other Comprehensive Income	$3	$(6)	$19	$1
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (a)	Other Income	(2)	4	(21)	5
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk
Interest Rate Designated Fair Value Hedges
In June 2013, the Company entered into interest rate swap arrangements related to $100 million of the outstanding 2017 Notes and $100 million of the outstanding 2019 Notes. In September 2013, the Company entered into interest rate swap arrangements related to an additional $100 million of the outstanding 2017 Notes and an additional $100 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage.
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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of November 2, 2013, February 2, 2013 and October 27, 2012:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in millions)
Other Assets	$5	$—	$—

10. Fair Value Measurements

The following table provides a summary of the carrying value and estimated fair value of long-term debt as of November 2, 2013, February 2, 2013 and October 27, 2012:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in millions)
Carrying Value	$4,978	$4,477	$4,535
Estimated Fair Value (a)	5,398	5,023	5,073
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of November 2, 2013, February 2, 2013 and October 27, 2012:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of November 2, 2013
Assets:
Cash and Cash Equivalents	$425	$—	$—	$425
Interest Rate Designated Fair Value Hedges	—	5	—	5
Liabilities:
Cross-currency Cash Flow Hedges	—	40	—	40
Lease Guarantees	—	—	2	2
As of February 2, 2013
Assets:
Cash and Cash Equivalents	$773	$—	$—	$773
Liabilities:
Cross-currency Cash Flow Hedges	—	59	—	59
Lease Guarantees	—	—	2	2
As of October 27, 2012
Assets:
Cash and Cash Equivalents	$547	$—	$—	$547
Liabilities:
Cross-currency Cash Flow Hedges	—	59	—	59
Lease Guarantees	—	—	3	3

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

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the third quarter and year-to-date 2013 and 2012:

	Third Quarter		Year-to-Date
	2013	2012	2013	2012
	(in millions)
Beginning Balance	$2	$3	$2	$4
Change in Estimated Fair Value Reported in Earnings	—	—	—	(1)
Ending Balance	$2	$3	$2	$3

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

11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2013:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2013	$(10)	$14	$4
Other Comprehensive Income Before Reclassifications	17	19	36
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(21)	(21)
Current-period Other Comprehensive Income (Loss)	17	(2)	15
Balance as of November 2, 2013	$7	$12	$19
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2012:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2012	$(8)	$8	$—
Current-period Other Comprehensive Income	1	6	7
Balance as of October 27, 2012	$(7)	$14	$7

The components of accumulated other comprehensive income above are presented net of tax as applicable.

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the third quarter and year-to-date 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Consolidated Statements of Income
	Third Quarter 2013	Year-to-Date 2013

Cash Flow Hedges	$(2)	$(21)	Other Income
	—	—	Provision for Income Taxes
	$(2)	$(21)	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $38 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $26 million as of November 2, 2013, $36 million as of February 2, 2013 and $39 million as of October 27, 2012. The estimated fair value of these guarantee obligations was $2 million as of November 2, 2013 and February 2, 2013 and $3 million as of October 27, 2012, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of November 2, 2013, February 2, 2013 and October 27, 2012.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $14 million for the third quarter of 2013 and $13 million for the third quarter of 2012. Total expense recognized related to the qualified plan was $43 million for year-to-date 2013 and $40 million for year-to-date 2012.
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

Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $7 million for both the third quarter of 2013 and 2012. Total expense recognized related to the non-qualified plan was $18 million for year-to-date 2013 and $19 million for year-to-date 2012.

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

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	Henri Bendel, a chain of specialty stores which feature accessories and personal care products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the third quarter and year-to-date 2013 and 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2013
Third Quarter:
Net Sales	$1,328	$567	$276	$2,171
Operating Income (Loss)	148	67	(4)	211
Year-to-Date:
Net Sales	$4,453	$1,727	$775	$6,955
Operating Income (Loss)	679	241	(40)	880
2012
Third Quarter:
Net Sales	$1,280	$538	$232	$2,050
Operating Income (Loss)	158	58	(29)	187
Year-to-Date:
Net Sales	$4,327	$1,652	$624	$6,603
Operating Income (Loss)	692	206	(113)	785

The Company’s international sales, consisting of La Senza, Victoria's Secret Canada, Bath & Body Works Canada and Victoria's Secret UK retail sales; non-U.S. franchise, license and wholesale operations; and direct sales shipped internationally, totaled $290 million and $242 million for the third quarter of 2013 and 2012, respectively. The Company's international sales totaled $826 million and $684 million for year-to-date 2013 and 2012, respectively.

15. Supplemental Guarantor Financial Information
The Company’s 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s 100% owned subsidiaries. The Company is a holding company and its most significant assets are the stock of its subsidiaries. The Guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of November 2, 2013, February 2, 2013 and October 27, 2012; and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended November 2, 2013 and October 27, 2012.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	November 2, 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$282	$143	$—	$425
Accounts Receivable, Net	1	165	79	—	245
Inventories	—	1,379	265	(1)	1,643
Deferred Income Taxes	—	40	(10)	—	30
Other	2	147	89	(1)	237
Total Current Assets	3	2,013	566	(2)	2,580
Property and Equipment, Net	—	1,220	858	—	2,078
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,006	14,393	677	(19,076)	—
Other Assets	190	9	661	(611)	249
Total Assets	$4,199	$19,364	$2,762	$(19,689)	$6,636
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$466	$333	$—	$799
Accrued Expenses and Other	61	400	241	—	702
Current Portion of Long-term Debt	216	—	—	—	216
Income Taxes	—	18	(1)	—	17
Total Current Liabilities	277	884	573	—	1,734
Deferred Income Taxes	(4)	(8)	206	—	194
Long-term Debt	4,762	597	—	(597)	4,762
Other Long-term Liabilities	3	570	207	(14)	766
Total Equity (Deficit)	(839)	17,321	1,776	(19,078)	(820)
Total Liabilities and Equity (Deficit)	$4,199	$19,364	$2,762	$(19,689)	$6,636

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

	October 27, 2012
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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,026	$845	$(700)	$2,171
Costs of Goods Sold, Buying and Occupancy	—	(1,319)	(664)	669	(1,314)
Gross Profit	—	707	181	(31)	857
General, Administrative and Store Operating Expenses	(1)	(569)	(106)	30	(646)
Operating Income (Loss)	(1)	138	75	(1)	211
Interest Expense	(76)	(7)	(2)	9	(76)
Other Income	—	—	7	—	7
Income (Loss) Before Income Taxes	(77)	131	80	8	142
Provision for Income Taxes	—	27	23	—	50
Equity in Earnings (Loss)	169	(23)	(88)	(58)	—
Net Income (Loss)	$92	$81	$(31)	$(50)	$92

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$92	$81	$(31)	$(50)	$92
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(2)	—	(2)
Foreign Currency Translation	—	—	5	—	5
Unrealized Gain on Cash Flow Hedges	—	—	3	—	3
Total Other Comprehensive Income, Net of Tax	—	—	6	—	6
Total Comprehensive Income (Loss)	$92	$81	$(25)	$(50)	$98

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$1,872	$690	$(512)	$2,050
Costs of Goods Sold, Buying and Occupancy	—	(1,135)	(573)	483	(1,225)
Gross Profit	—	737	117	(29)	825
General, Administrative and Store Operating Expenses	(1)	(572)	(94)	29	(638)
Operating Income (Loss)	(1)	165	23	—	187
Interest Expense	(77)	(4)	(2)	6	(77)
Other Income	—	—	18	—	18
Income (Loss) Before Income Taxes	(78)	161	39	6	128
Provision for Income Taxes	—	28	26	—	54
Equity in Earnings (Loss)	152	(39)	109	(222)	—
Net Income (Loss)	$74	$94	$122	$(216)	$74

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$74	$94	$122	$(216)	$74
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	4	—	4
Foreign Currency Translation	—	—	—	—	—
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(6)	—	(6)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(2)	—	(2)
Total Comprehensive Income (Loss)	$74	$94	$120	$(216)	$72

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$6,385	$2,386	$(1,816)	$6,955
Costs of Goods Sold, Buying and Occupancy	—	(3,980)	(1,923)	1,735	(4,168)
Gross Profit	—	2,405	463	(81)	2,787
General, Administrative and Store Operating Expenses	(4)	(1,682)	(304)	83	(1,907)
Operating Income (Loss)	(4)	723	159	2	880
Interest Expense	(232)	(19)	(8)	27	(232)
Other Income	—	—	11	—	11
Income (Loss) Before Income Taxes	(236)	704	162	29	659
Provision for Income Taxes	—	130	116	—	246
Equity in Earnings (Loss)	649	297	225	(1,171)	—
Net Income (Loss)	$413	$871	$271	$(1,142)	$413

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$413	$871	$271	$(1,142)	$413
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(21)	—	(21)
Foreign Currency Translation	—	—	17	—	17
Unrealized Gain on Cash Flow Hedges	—	—	19	—	19
Total Other Comprehensive Income, Net of Tax	—	—	15	—	15
Total Comprehensive Income (Loss)	$413	$871	$286	$(1,142)	$428

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$6,056	$1,997	$(1,450)	$6,603
Costs of Goods Sold, Buying and Occupancy	—	(3,639)	(1,681)	1,386	(3,934)
Gross Profit	—	2,417	316	(64)	2,669
General, Administrative and Store Operating Expenses	(4)	(1,672)	(273)	65	(1,884)
Operating Income (Loss)	(4)	745	43	1	785
Interest Expense	(234)	(14)	(7)	21	(234)
Other Income (Loss)	—	(1)	20	—	19
Income (Loss) Before Income Taxes	(238)	730	56	22	570
Provision for Income Taxes	—	140	88	—	228
Equity in Earnings (Loss)	580	(67)	171	(684)	—
Net Income (Loss)	$342	$523	$139	$(662)	$342

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$342	$523	$139	$(662)	$342
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	2	—	3	—	5
Foreign Currency Translation	—	—	1	—	1
Unrealized Gain on Cash Flow Hedges	—	—	1	—	1
Total Other Comprehensive Income, Net of Tax	2	—	5	—	7
Total Comprehensive Income (Loss)	$344	$523	$144	$(662)	$349

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(253)	$164	$58	$—	$(31)
Investing Activities:
Capital Expenditures	—	(417)	(181)	—	(598)
Return of Capital from Third-party Apparel Sourcing Investment	—	—	46	—	46
Other Investing Activities	—	—	3	—	3
Net Cash Used for Investing Activities	—	(417)	(132)	—	(549)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	495	—	—	—	495
Borrowings from Revolving Facility	290	—	—	—	290
Repayments on Revolving Facility	(290)	—	—	—	(290)
Repurchase of Common Stock	(55)	—	—	—	(55)
Dividends Paid	(261)	—	—	—	(261)
Excess Tax Benefits from Share-based Compensation	—	25	6	—	31
Net Financing Activities and Advances to/from Consolidated Affiliates	52	93	(145)	—	—
Proceeds from Exercise of Stock Options and Other	22	—	—	—	22
Net Cash Provided by (Used for) Financing Activities	253	118	(139)	—	232
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—
Net Decrease in Cash and Cash Equivalents	—	(135)	(213)	—	(348)
Cash and Cash Equivalents, Beginning of Period	—	417	356	—	773
Cash and Cash Equivalents, End of Period	$—	$282	$143	$—	$425

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2012
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(282)	$206	$151	$—	$75
Investing Activities:
Capital Expenditures	—	(311)	(180)	—	(491)
Other Investing Activities	—	17	3	—	20
Net Cash Used for Investing Activities	—	(294)	(177)	—	(471)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	985	—	—	—	985
Repurchase of Common Stock	(616)	—	—	—	(616)
Dividends Paid	(507)	—	—	—	(507)
Excess Tax Benefits from Share-based Compensation	—	83	20	—	103
Net Financing Activities and Advances to/from Consolidated Affiliates	378	(140)	(238)	—	—
Proceeds from Exercise of Stock Options and Other	42	—	—	—	42
Net Cash Provided by (Used for) Financing Activities	282	(57)	(218)	—	7
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1
Net Decrease in Cash and Cash Equivalents	—	(145)	(243)	—	(388)
Cash and Cash Equivalents, Beginning of Period	—	371	564	—	935
Cash and Cash Equivalents, End of Period	$—	$226	$321	$—	$547

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheets of L Brands, Inc. and subsidiaries (the “Company”) as of November 2, 2013 and October 27, 2012, and the related consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended November 2, 2013 and October 27, 2012, and the consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2013 and October 27, 2012. These financial statements are the responsibility of the Company’s management.

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
December 6, 2013

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
Executive Overview
In the third quarter of 2013, our operating income increased $24 million to $211 million and our operating income rate improved to 9.7% from 9.1%. Net sales increased $121 million to $2.171 billion and comparable store sales increased 3%. At Victoria's Secret, sales increased 4% and operating income decreased 6%. At Bath & Body Works, sales increased 5% and operating income increased 15%. For Other, sales increased 19% and the operating loss improved $25 million primarily driven by growth in Mast Global and our international operations. For additional information related to our third quarter 2013 financial performance, see “Results of Operations.”

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

Company-Owned Store Data
The following table compares the third quarter of 2013 store data to the third quarter of 2012 and year-to-date 2013 store data to year-to-date 2012:

	Third Quarter			Year-to-Date
	2013	2012	% Change	2013	2012	% Change
Sales per Average Selling Square Foot
Victoria’s Secret Stores (a)	$168	$166	1%	$550	$537	2%
Bath & Body Works (a)	140	133	5%	426	408	4%
La Senza (b)	123	101	22%	370	300	23%
Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$1,011	$992	2%	$3,310	$3,208	3%
Bath & Body Works (a)	331	315	5%	1,006	966	4%
La Senza (b)	392	334	17%	1,185	995	19%
Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	5,992	6,012	—%
Bath & Body Works (a)	2,361	2,363	—%
La Senza	3,185	3,327	(4)%
Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,351	6,132	4%
Bath & Body Works (a)	3,698	3,734	(1)%
La Senza (c)	500	549	(9)%
  _______________

(a)	Metric relates to company-owned stores in the U.S.

(b)	Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

(c)
In the fourth quarter of 2011 and second quarter of 2012, we initiated restructuring programs designed to resize a portion of La Senza's store fleet. Under these programs, we closed 79 underperforming stores through the first quarter of 2013. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

The following table compares third quarter of 2013 company-owned store data to the third quarter of 2012 and year-to-date 2013 store data to year-to-date 2012:

	Third Quarter		Year-to-Date
Number of Stores (a)	2013	2012	2013	2012
Victoria’s Secret U.S.
Beginning of Period	1,035	1,015	1,019	1,017
Opened	28	8	51	20
Closed	(3)	(3)	(10)	(17)
End of Period	1,060	1,020	1,060	1,020
Bath & Body Works U.S.
Beginning of Period	1,565	1,581	1,571	1,587
Opened	5	—	6	3
Closed	(4)	(1)	(11)	(10)
End of Period	1,566	1,580	1,566	1,580
La Senza
Beginning of Period	157	197	158	230
Opened	—	—	—	—
Closed (b)	—	(32)	(1)	(65)
End of Period	157	165	157	165
Bath & Body Works Canada
Beginning of Period	77	69	71	69
Opened	2	1	8	2
Closed	—	—	—	(1)
End of Period	79	70	79	70
Victoria’s Secret Canada
Beginning of Period	27	20	26	19
Opened	4	4	5	5
Closed	—	—	—	—
End of Period	31	24	31	24
Henri Bendel
Beginning of Period	29	23	29	19
Opened	—	3	—	7
Closed	—	—	—	—
End of Period	29	26	29	26
Victoria’s Secret U.K.
Beginning of Period	2	1	2	—
Opened	3	1	3	2
Closed	—	—	—	—
End of Period	5	2	5	2
Total
Beginning of Period	2,892	2,906	2,876	2,941
Opened	42	17	73	39
Closed	(7)	(36)	(22)	(93)
End of Period	2,927	2,887	2,927	2,887
 _______________

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

(b)
In the fourth quarter of 2011 and second quarter of 2012, we initiated restructuring programs designed to resize a portion of La Senza's store fleet. Under these programs, we closed 79 underperforming stores through the first quarter of 2013. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

Results of Operations
Third Quarter of 2013 Compared to Third Quarter of 2012
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the third quarter of 2013 in comparison to the third quarter of 2012:

			Operating Income Rate
	2013	2012	2013	2012
Third Quarter	(in millions)
Victoria’s Secret	$148	$158	11.1%	12.3%
Bath & Body Works	67	58	11.8%	10.7%
Other (a)(b)	(4)	(29)	(1.2)%	(12.4)%
Total Operating Income	$211	$187	9.7%	9.1%
  _______________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.

(b)
2012 includes $10 million of expense associated with the store closure initiative at La Senza. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

For the third quarter of 2013, operating income increased $24 million to $211 million and the operating income rate increased to 9.7% from 9.1%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2013 in comparison to the third quarter of 2012:

	2013	2012	% Change
Third Quarter	(in millions)
Victoria’s Secret Stores	$1,059	$1,009	5%
Victoria’s Secret Direct	269	271	(1)%
Total Victoria’s Secret	1,328	1,280	4%
Bath & Body Works Stores	518	498	4%
Bath & Body Works Direct	49	40	23%
Total Bath & Body Works	567	538	5%
Other (a)	276	232	19%
Total Net Sales	$2,171	$2,050	6%
 _______________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the third quarter of 2013 to the third quarter of 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
Third Quarter	(in millions)
2012 Net Sales	$1,280	$538	$232	$2,050
Comparable Store Sales	35	12	1	48
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	15	8	10	33
Foreign Currency Translation	—	—	(8)	(8)
Direct Channels	(2)	9	—	7
International Wholesale, Royalty and Other	—	—	41	41
2013 Net Sales	$1,328	$567	$276	$2,171

The following table compares the third quarter of 2013 comparable store sales to the third quarter of 2012:

Third Quarter	2013	2012
Victoria’s Secret Stores (a)	4%	6%
Bath & Body Works (a)	3%	5%
Total Comparable Store Sales (a)(b)	3%	5%
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

(b)	Includes Victoria's Secret, Bath & Body Works, La Senza, Bath & Body Works Canada, Victoria’s Secret Canada, Victoria's Secret U.K. and Henri Bendel.

The results by segment are as follows:

Victoria's Secret

For the third quarter of 2013, net sales increased $48 million to $1.328 billion and comparable store sales increased 4%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 5% related to increases across most categories including core lingerie, sport and beauty, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution.

•
At Victoria's Secret Direct, net sales decreased 1% related to a decrease in apparel partially offset by increases in core lingerie, swim and sport. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory. Additionally, a fashion assortment that did not meet our customers expectations contributed to the decline in apparel.

The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Bath & Body Works
For the third quarter of 2013, net sales increased $29 million to $567 million and comparable store sales increased 3%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including Signature Collection, home fragrance and soap and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by higher average dollar sales.
Other
For the third quarter of 2013, net sales increased $44 million to $276 million primarily related to higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in the United Kingdom and Canada and new Bath & Body Works stores in Canada. This increase was partially offset by a decrease in sales at La Senza due to store closures.

Gross Profit
For the third quarter of 2013, our gross profit increased $32 million to $857 million and our gross profit rate (expressed as a percentage of net sales) decreased to 39.5% from 40.2%, primarily driven by:
Victoria's Secret

For the third quarter of 2013, the gross profit decrease was primarily driven by the following:

•
At Victoria's Secret Stores, gross profit decreased due to higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity. The increase in buying and occupancy expenses was partially offset by higher merchandise margin dollars as a result of the increase in net sales.

•	At Victoria's Secret Direct, gross profit decreased primarily due to lower merchandise margin dollars as a result of the decrease in net sales.
The gross profit rate decrease was driven by a decrease in the merchandise margin rate driven by increased promotional activity and an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense at Victoria's Secret Stores mentioned above.

Bath & Body Works

For the third quarter of 2013, the gross profit increase was primarily driven by:

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
The gross profit rate increased slightly driven by a decrease in the buying and occupancy expense rate due to leverage associated with higher net sales.
Other

For the third quarter of 2013, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales in our international businesses and the increase in net sales at Mast Global. The gross profit increase was also driven by lower buying and occupancy expenses primarily driven by the $10 million in store closure restructuring charges related to our La Senza business that occurred in the third quarter of 2012 partially offset by higher occupancy costs related to international store growth. The gross profit rate increased significantly driven by a decrease in the buying and occupancy expense rate due to the La Senza store closure restructuring charges mentioned above and leverage associated with higher sales.

General, Administrative and Store Operating Expenses

For the third quarter of 2013, our general, administrative and store operating expenses increased $8 million to $646 million primarily driven by an increase in store selling expenses related to higher sales and other investments to improve the customer experience, including investments in training and technology.

The general, administrative and store operating expense rate decreased to 29.7% from 31.1% primarily due to leverage associated with higher sales.

Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2013 and 2012:

Third Quarter	2013	2012
Average daily borrowings (in millions)	$4,571	$4,520
Average borrowing rate (in percentages)	6.80%	6.83%
For the third quarter of 2013, our interest expense decreased $1 million to $76 million primarily driven by a decrease in the average borrowing rate partially offset by an increase in the average daily borrowings primarily related to the October 2013 $500 million note issuance.
Other Income
For the third quarter of 2013, our other income decreased $11 million to $7 million primarily driven by the $13 million gain related to $13 million in cash distributions from certain of our investments in Easton in the third quarter of 2012.

Provision for Income Taxes

For the third quarter of 2013, our effective tax rate was 35.0% as compared to 42.4% in the third quarter of 2012. The third quarter 2013 rate was lower than our combined estimated federal and state rate of 39.0% primarily due to the resolution of certain tax matters. The third quarter 2012 rate was higher than our combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries.

Year-to-Date 2013 Compared to Year-to-Date 2012
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2013 in comparison to year-to-date 2012:

			Operating Income Rate
	2013	2012	2013	2012
Year-to-Date	(in millions)
Victoria’s Secret	$679	$692	15.2%	16.0%
Bath & Body Works	241	206	14.0%	12.5%
Other (a)(b)	(40)	(113)	(5.1)%	(18.0)%
Total Operating Income	$880	$785	12.7%	11.9%
  _______________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.

(b)
2012 includes $14 million of expense associated with the store closure initiative at La Senza. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 1. Financial Statements.

For year-to-date 2013, operating income increased $95 million to $880 million and the operating income rate increased to 12.7% from 11.9%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for year-to-date 2013 in comparison to year-to-date 2012:

	2013	2012	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores	$3,441	$3,267	5%
Victoria’s Secret Direct	1,012	1,060	(5)%
Total Victoria’s Secret	4,453	4,327	3%
Bath & Body Works Stores	1,578	1,529	3%
Bath & Body Works Direct	149	123	21%
Total Bath & Body Works	1,727	1,652	5%
Other (a)	775	624	24%
Total Net Sales	$6,955	$6,603	5%
 _______________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for year-to-date 2013 to year-to-date 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
Year-to-Date	(in millions)
2012 Net Sales	$4,327	$1,652	$624	$6,603
Comparable Store Sales	181	136	40	357
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	(7)	(87)	27	(67)
Foreign Currency Translation	—	—	(14)	(14)
Direct Channels	(48)	26	—	(22)
International Wholesale, Royalty and Other	—	—	98	98
2013 Net Sales	$4,453	$1,727	$775	$6,955

The following table compares the year-to-date 2013 comparable store sales to year-to-date 2012:

Year-to-Date	2013	2012
Victoria’s Secret Stores (a)	3%	9%
Bath & Body Works (a)	3%	6%
Total Comparable Store Sales (a)(b)	3%	7%
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

(b)	Includes Victoria's Secret, Bath & Body Works, La Senza, Bath & Body Works Canada, Victoria’s Secret Canada, Victoria's Secret U.K. and Henri Bendel.

The results by segment are as follows:
Victoria's Secret
For year-to-date 2013, net sales increased $126 million to $4.453 billion and comparable store sales increased 3%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 5% related to increases across most categories including PINK, core lingerie, swim and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion as well as in-store execution.

•
At Victoria's Secret Direct, net sales decreased 5% related to a decrease in apparel partially offset by increases in core lingerie, PINK and sport. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory. Additionally, a fashion assortment that did not meet our customers expectations contributed to the decline in apparel.

The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions.
Bath & Body Works
For year-to-date 2013, net sales increased $75 million to $1.727 billion and comparable store sales increased 3%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including Signature Collection, home fragrance and soap and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Other
For year-to-date 2013, net sales increased $151 million to $775 million primarily related to higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in the United Kingdom and Canada and new Bath & Body Works stores in Canada. This increase was partially offset by a decrease in sales at La Senza due to store closures.
Gross Profit
For year-to-date 2013, our gross profit increased $118 million to $2.787 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 40.1% from 40.4%, primarily driven by the following:
Victoria's Secret

For year-to-date 2013, the gross profit decrease was primarily driven by:

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
The gross profit rate decrease was primarily driven by a decrease in the merchandise margin rate driven by increased promotional activity and an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense at Victoria's Secret Stores mentioned above.

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

The gross profit rate was flat.

Other
For year-to-date 2013, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales in our international businesses and the increase in net sales at Mast Global. The gross profit increase was partially offset by higher buying and occupancy expenses primarily driven by higher occupancy costs related to international store growth partially offset by the $13 million in store closure restructuring charges related to our La Senza business that occurred in 2012. The gross profit rate increased significantly driven by a decrease in the buying and occupancy expense rate due to leverage associated with higher sales.
General, Administrative and Store Operating Expenses
For year-to-date 2013, our general, administrative and store operating expenses increased $23 million to $1.907 billion primarily driven by:

•	An increase in store selling expenses related to higher sales and other investments to improve the customer experience, including investments in training and technology; and

•	An increase in expenses resulting from increased international expansion.
The increase was partially offset by a decrease in incentive compensation and other home office costs.
The general, administrative and store operating expense rate decreased to 27.4% from 28.5% primarily due to leverage associated with higher sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2013 and 2012:

Year-to-Date	2013	2012
Average daily borrowings (in millions)	$4,499	$4,520
Average borrowing rate (in percentages)	6.88%	6.84%
For year-to-date 2013, our interest expense decreased $2 million to $232 million primarily driven by a decrease in average daily borrowings primarily related to the maturity of the 2012 Notes in December 2012.
Other Income
For year-to-date 2013, our other income decreased $8 million to $11 million primarily driven by the $13 million gain related to $13 million in cash distributions from certain of our investments in Easton in the third quarter of 2012 partially offset by an increase in our share of net income from our investment in the third-party apparel sourcing business.
Provision for Income Taxes
For year-to-date 2013, our effective tax rate was 37.3% as compared to 40.1% in 2012. The year-to-date 2013 rate was lower than our combined estimated federal and state rate of 39.0% primarily due to the resolution of certain tax matters. The year-to-date 2012 rate was higher than our combined estimated federal and state rate of 39.0% primarily due to losses related to certain foreign subsidiaries.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resource to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and profit margins. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During year-to-date 2013, we paid $261 million in regular dividends and repurchased $55 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $141 million as of November 2, 2013. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.
The following table provides our long-term debt balance as of November 2, 2013, February 2, 2013 and October 27, 2012:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	—	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	493	489	489
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,393	$2,889	$2,889
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$720	$721	$722
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	216	218	218
6.125% Fixed Interest Rate Notes due December 2012, Less Unamortized Discount (“2012 Notes”)	—	—	57
Total Senior Unsecured Debt	$1,585	$1,588	$1,646
Total	$4,978	$4,477	$4,535
Current Portion of Long-term Debt	(216)	—	(57)
Total Long-term Debt	$4,762	$4,477	$4,478
 _______________

(a)	The balance as of November 2, 2013 includes a fair value interest rate hedge adjustment which increased the debt balance by $3 million.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $20 million as of November 2, 2013, $22 million as of February 2, 2013 and $23 million as of October 27, 2012.

(c)
The principal balance outstanding was $213 million as of November 2, 2013, February 2, 2013 and October 27, 2012. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $3 million as of November 2, 2013 and $5 million as of February 2, 2013 and October 27, 2012.

Issuance of Notes
In October 2013, we issued $500 million of 5.625% notes due in October 2023 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments outside of the Guarantors and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of November 2, 2013, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
During the third quarter of 2013, we borrowed and repaid $290 million under the Revolving Facility. The maximum daily amount outstanding at any point in time during the third quarter of 2013 was $140 million.
As of November 2, 2013, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $12 million of outstanding letters of credit as of November 2, 2013 that reduce our remaining availability under our Revolving Facility.
Fair Value Interest Rate Swap Arrangements
In June 2013, we entered into interest rate swap arrangements related to $100 million of the outstanding 2017 Notes and $100 million of the outstanding 2019 Notes. In September 2013, we entered into interest rate swap arrangements related to an additional $100 million of the outstanding 2017 Notes and an additional $100 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage.
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

The following table provides a summary of our working capital position and capitalization as of November 2, 2013, February 2, 2013 and October 27, 2012:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in millions)
Cash Provided by (Used for) Operating Activities (a)	$(31)	$1,351	$75
Capital Expenditures (a)	598	588	491
Working Capital	846	667	973
Capitalization:
Long-term Debt	4,762	4,477	4,478
Shareholders’ Equity (Deficit)	(820)	(1,015)	(515)
Total Capitalization	3,942	3,462	3,963
Remaining Amounts Available Under Credit Agreements (b)	988	988	980
 _______________

(a)	The February 2, 2013 amounts represent a twelve-month period and the November 2, 2013 and October 27, 2012 amounts represent nine-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $12 million as of November 2, 2013 and February 2, 2013 and $20 million as of October 27, 2012.

Credit Ratings
The following table provides our credit ratings as of November 2, 2013:

	Moody’s	S&P	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB-	BB
Outlook	Stable	Stable	Stable

Our borrowing costs under our Revolving Facility are linked to our credit ratings at Moody’s, S&P and Fitch. If we receive an upgrade or downgrade to our corporate credit ratings by Moody’s, S&P or Fitch, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Revolving Facility by the Guarantors and the security interests granted in our and the Guarantors’ collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Revolving Facility on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.
Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during year-to-date 2013 and 2012:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2013	2012	2013	2012
	(in millions)	(in thousands)		(in millions)
November 2012 (a)	$250	1,217	NA	$55	NA	$44.91
February 2012 (b)	500	NA	9,816	NA	$448	45.60
November 2011	250	NA	3,657	NA	164	44.90
Total		1,217	13,473	$55	$612
 _______________

(a)	The November 2012 repurchase program had $184 million remaining as of November 2, 2013.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable as of November 2, 2013 and October 27, 2012.

The timing and amount of any repurchases will be made in our discretion taking into account a number of factors including market conditions.
We use cash flow generated from operating activities and financing activities to fund our share repurchase programs.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the third quarter and year-to-date of 2013 and 2012:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2013
Third Quarter	$0.30	$—	$0.30	$87
Second Quarter	0.30	—	0.30	87
First Quarter	0.30	—	0.30	87
2013 Total	$0.90	$—	$0.90	$261
2012
Third Quarter	$0.25	$1.00	$1.25	$361
Second Quarter	0.25	—	0.25	73
First Quarter	0.25	—	0.25	73
2012 Total	$0.75	$1.00	$1.75	$507
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
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2013 and 2012:

	Year-to-Date
	2013	2012
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$773	$935
Net Cash Flows Provided by (Used for) Operating Activities	(31)	75
Net Cash Flows Used for Investing Activities	(549)	(471)
Net Cash Flows Provided by Financing Activities	232	7
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	1
Net Decrease in Cash and Cash Equivalents	(348)	(388)
Cash and Cash Equivalents, End of Period	$425	$547
Operating Activities
Net cash used for operating activities in 2013 was $31 million, including net income of $413 million and excess tax benefits from share-based compensation of $31 million. Net income included depreciation and amortization of $299 million and share-based compensation expense of $61 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal increases in inventories (and related increases in accounts payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
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

Investing Activities
Net cash used for investing activities in 2013 was $549 million consisting primarily of capital expenditures of $598 million partially offset by the return of capital from the third-party apparel sourcing business of $46 million. The capital expenditures included $489 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2012 was $471 million consisting primarily of capital expenditures of $491 million. The capital expenditures included $358 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash provided by financing activities in 2013 was $232 million consisting primarily of proceeds from the issuance of long-term debt of $495 million (net of issuance costs), excess tax benefits from share-based compensation of $31 million and proceeds from the exercise of stock options of $22 million. These were partially offset by quarterly dividend payments of $0.30 per share, or $261 million, and repurchases of common stock of $55 million.
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
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $38 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods, and New York & Company under the current terms of noncancelable leases expiring at various dates through 2017. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $26 million as of November 2, 2013, $36 million as of February 2, 2013 and $39 million as of October 27, 2012. The estimated fair value of these guarantee obligations was $2 million as of November 2, 2013 and February 2, 2013 and $3 million as of October 27, 2012, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We have no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of November 2, 2013, February 2, 2013 and October 27, 2012.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 2, 2013, other than the issuance of the 2023 Notes. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).
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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, highly-rated commercial paper and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
All of our long-term debt as of November 2, 2013 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of November 2, 2013, we have interest rate swap arrangements with notional amounts of $200 million related to a portion of our 2017 Notes and $200 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of November 2, 2013, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of November 2, 2013, February 2, 2013 and October 27, 2012:

	November 2, 2013	February 2, 2013	October 27, 2012
	(in millions)
Long-term Debt: (a)
Carrying Value	$4,978	$4,477	$4,535
Fair Value, Estimated (b)	5,398	5,023	5,073
Cross-currency Swap Arrangements (c)	40	59	59
Fixed-to-Floating Interest Rate Swap Arrangements (c)	(5)	—	—
 _______________

(a)	The increase in long-term debt is related to the issuance of the October 2023 Notes.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an (asset) liability position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides our repurchases of our common stock during the third quarter of 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2013	24	$58.86	—	$184,201
September 2013	17	60.16	—	184,201
October 2013	14	62.34	—	184,201
Total	55		—
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
Effective December 2, 2013, we changed our NYSE stock ticker symbol from LTD to LB.

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

Date: December 6, 2013

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.