Form 10-K
period 2014-02-01
L Brands, Inc.
filed 2014-03-21
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                  to
Commission file number 1-8344
______________________________________________________
L BRANDS, INC.
(Exact name of registrant as specified in its charter)
(Formerly known as Limited Brands, Inc.)
_________________________________________________

Delaware (State or other jurisdiction of incorporation or organization)	31-1029810 (I.R.S. Employer Identification No.)

Three Limited Parkway, Columbus, Ohio (Address of principal executive offices)	43230 (Zip Code)
Registrant’s telephone number, including area code (614) 415-7000
______________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.50 Par Value	The New York Stock Exchange
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $14,266,756,168.
Number of shares outstanding of the registrant’s Common Stock as of March 14, 2014: 290,998,928.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2014 Annual Meeting of Stockholders to be held on May 22, 2014, are incorporated by reference into Part II and Part III.

PART I

ITEM 1. BUSINESS.
General
L Brands, Inc. (“we” or “the Company”) operates in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to a segment leader focused on women’s intimate and other apparel, personal care and beauty categories that make customers feel sexy, sophisticated and forever young. We sell our merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada and the United Kingdom ("U.K."), which are primarily mall-based, and through websites, catalogue and international franchise, license and wholesale partners.
Victoria’s Secret
Victoria’s Secret, including Victoria’s Secret PINK, is the leading specialty retailer of women’s intimate and other apparel with fashion-inspired collections, prestige fragrances, celebrated supermodels and world-famous runway shows. We sell our Victoria’s Secret products at more than 1,000 Victoria’s Secret stores in the U.S., Canada and U.K. and online at www.VictoriasSecret.com. Additionally, Victoria’s Secret has more than 200 stores and various small-format locations in more than 60 countries operating under franchise or wholesale arrangements.
Bath & Body Works
Bath & Body Works is one of the leading specialty retailers of home fragrance and personal care products including shower gels, lotions, soaps and sanitizers. We sell our Bath & Body Works products at more than 1,600 Bath & Body Works stores in the U.S. and Canada and online at www.BathandBodyWorks.com. Additionally, Bath & Body Works has more than 50 stores in 14 countries operating under franchise arrangements.
Other Brands
La Senza is a specialty retailer of women’s intimate apparel. We sell our La Senza products at more than 150 La Senza stores in Canada and online at www.LaSenza.com. Additionally, La Senza has more than 330 stores in 30 countries operating under franchise and licensing arrangements.
Henri Bendel sells upscale accessory products through our New York flagship and 28 other stores, as well as online at www.HenriBendel.com.
Acquisitions and Divestitures
Express
In July 2007, we completed the divestiture of 75% of our ownership interest in Express, Inc. ("Express") to affiliates of Golden Gate Capital. From May 2010 through July 2011, we sold 10.4 million shares of Express common stock and contributed our remaining 7.2 million shares of common stock to The Limited Brands Foundation.
Limited Stores
In August 2007, we completed the divestiture of 75% of our ownership interest in Limited Stores to affiliates of Sun Capital. In June 2010, we completed the divestiture of our remaining 25% ownership interest in Limited Stores.

Third-party Apparel Sourcing Business
On October 31, 2011, we divested 51% of our ownership interest in our third-party apparel sourcing business to affiliates of Sycamore Partners. We continue to retain an ownership interest which we account for as an equity method investee.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2013”, “2011”, “2010” and “2009” refer to the 52-week periods ending February 1, 2014, January 28, 2012, January 29, 2011 and January 30, 2010, respectively. “2012” refers to the 53-week period ending February 2, 2013.

Real Estate

Company-owned Retail Stores
Our company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the U.S., Canada and U.K. As a result of our strong brand and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate. Substantially all of our stores were profitable in 2013.
The following table provides the retail businesses and the number of our company-owned retail stores in operation for each business as of February 1, 2014 and February 2, 2013.

	February 1, 2014	February 2, 2013
Victoria’s Secret Stores U.S.	1,060	1,019
Bath & Body Works U.S.	1,559	1,571
La Senza Canada	157	158
Bath & Body Works Canada	79	71
Victoria’s Secret Canada	34	26
Henri Bendel	29	29
Victoria's Secret U.K.	5	2
Total	2,923	2,876

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2013	2,876	81	(34)	2,923
2012	2,941	48	(113)	2,876
2011	2,968	40	(67)	2,941
2010	2,971	44	(47)	2,968
2009	3,014	59	(102)	2,971
Franchise, License and Wholesale Agreements
In addition to our company-owned stores, our products are sold at hundreds of franchise and other locations throughout the world. We have franchise, license and wholesale agreements with unaffiliated partners to operate Victoria's Secret, Bath & Body Works and La Senza stores throughout the world. Under these agreements, third parties operate stores that sell our products under our brand names. We continue to increase the number of locations under these types of arrangements as part of our international expansion.
The following table provides the number of our international stores operated by our partners for each business as of February 1, 2014 and February 2, 2013.

	February 1, 2014	February 2, 2013
Victoria’s Secret Beauty and Accessories	198	108
Victoria’s Secret International	4	3
Bath & Body Works International	55	38
La Senza International	331	339
Total	588	488

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

•
At Victoria’s Secret, we market products to the college-age woman with PINK and then transition her into glamorous and sexy product lines, such as Body by Victoria, Angels and Very Sexy. While bras and panties are the core of what we do, these brands also give our customers choices in loungewear, accessories, fragrances, personal care, swimwear and athletic attire.

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
Product Development, Sourcing and Logistics
We believe a large part of our success comes from frequent and innovative product launches, which include bra launches at Victoria’s Secret and La Senza and new fragrance launches at Bath & Body Works. Our merchant, design and sourcing teams have a long history of bringing innovative products to our customers. Additionally, we believe that our sourcing function (Mast Global) has a long and deep presence in the key sourcing markets including those in the U.S. and Asia, which helps us partner with the best manufacturers and get high-quality products quickly.
Experienced and Committed Management Team
We were founded in 1963 and have been led since inception by Leslie H. Wexner. Our senior management team has a wealth of retail and business experience at L Brands, Inc. and other companies such as Neiman Marcus, The Gap, Inc., The Home Depot, Land's End, Levi Strauss and Yum Brands. We believe that we have one of the most experienced management teams in retail.
Additional Information
Merchandise Suppliers
During 2013, we purchased merchandise from approximately 900 suppliers located throughout the world. No supplier provided 10% or more of our merchandise purchases.

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
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2013, 2012 and 2011 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
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
Segment Information
We have two reportable segments: Victoria’s Secret and Bath & Body Works. For the financial results of our reportable segments, see Note 20 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
In the first quarter of 2014, the Company will change its reportable segments. Results from company-owned Victoria's Secret and Bath & Body Works stores in Canada will be reclassified from Other into the corresponding Victoria's Secret and Bath & Body Works segments. Additionally, a new segment called Victoria's Secret and Bath & Body Works International will be created and will include the Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of North America.
Other Information
For additional information about our business, including our net sales and profits for the last three years and selling square footage, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Competition
The sale of women’s intimate and other apparel, personal care and beauty products and accessories through retail stores is a highly competitive business with numerous competitors, including individual and chain specialty stores, department stores and discount retailers. Brand image, marketing, design, price, service, assortment and quality are the principal competitive factors in retail store sales. Our online businesses compete with numerous online merchandisers. Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in online sales.
Associate Relations
As of February 1, 2014, we employed approximately 94,600 associates; 73,800 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.
Executive Officers of Registrant
Set forth below is certain information regarding our executive officers.
Leslie H. Wexner, 76, has been our Chairman of the Board of Directors for more than 35 years and our Chief Executive Officer since our founding in 1963.
Stuart B. Burgdoerfer, 50, has been our Executive Vice President and Chief Financial Officer since April 2007.
Nicholas P. M. Coe, 51, has been our Chief Executive Officer and President of Bath & Body Works since August 2011.
Charles C. McGuigan, 57, has been our Chief Operating Officer since May 2012 and our Chief Executive Officer and President of Mast Global since February 2011.
Jane L. Ramsey, 56, has been our Executive Vice President, Human Resources, since April 2006.
Sharen J. Turney, 57, has been our Chief Executive Officer and President of Victoria’s Secret since July 2006.
Available Information
We are subject to the reporting requirements of the Exchange Act and its rules and regulations. The Exchange Act requires us to file reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Copies of these reports, proxy statements and other information can be read and copied at:
SEC Public Reference Room
100 F Street NE
Washington, D.C. 20549
Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. These materials may be obtained electronically by accessing the SEC's website at www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our website at www.lb.com.
Copies of any of the above-referenced documents will also be made available, free of charge, upon written request to:
L Brands, Inc.
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

•	the seasonality of our business;

•	the dependence on a high volume of mall traffic and the availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand into global markets and related risks;

•	our relationships with independent licensees and franchisees;

•	our direct channel businesses;

•	our failure to protect our reputation and our brand images;

•	our failure to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry generally and the segments in which we operate particularly;

•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our ability to source, distribute and sell goods and materials on a global basis, including risks related to:

•	political instability;

•	duties, taxes and other charges;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption due to labor disputes; and

•	changing expectations regarding product safety due to new legislation;

•	fluctuations in foreign currency exchange rates;

•	stock price volatility;

•	our failure to maintain our credit rating;

•	our ability to service or refinance our debt;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified employees and manage labor-related costs;

•	the inability of our manufacturers to deliver products in a timely manner and meet quality standards;

•	fluctuations in product input costs;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	claims arising from our self-insurance;

•	our ability to implement and maintain information technology systems and to protect associated data;

•	our failure to maintain the security of customer, associate, supplier or company information;

•	our failure to comply with regulatory requirements;

•	tax matters; and

•	legal and compliance matters.
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
Our net sales, profit results and cash flow are sensitive to, and may be adversely affected by, general economic conditions, consumer confidence, spending patterns and weather or other market disruptions.
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
Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, could adversely affect our business. For example, heavy snowfall, rainfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores and thereby reduce our sales and profitability. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. Reduced sales from extreme or prolonged unseasonable weather conditions could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our licensees, franchisees and wholesalers could take actions that could harm our business or brand images.
We have global representation through independently owned stores operated by licensees, franchisees and wholesalers (“partners”). Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited and the quality and success of their operations may be diminished by any number of factors beyond our control. Our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Our brand image and reputation may suffer materially and our sales could decline if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.
Our direct channel businesses includes risks that could have an adverse effect on our results.
Our direct operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the difficulty in recreating the in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it overseas outside our control; the maintenance and security of the Internet infrastructure; the failure of and risks related to the systems that operate our websites and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions; and risks related to the fulfillment of direct-to-consumer orders such as not adequately predicting customer demand or otherwise failing to maintain efficient and uninterrupted order-taking and fulfillment operations. Any of these events could have a material adverse effect on our results of operations, financial condition and cash flows.

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
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. If any third-party copies our products or our stores in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

Our inability to compete favorably in our highly competitive segment of the retail industry could negatively impact our results.
The sale of women’s intimate and other apparel, personal care products and accessories is highly competitive. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers or retailers that sell similar lines of merchandise and who target customers through online channels. Brand image, marketing, design, price, service, quality, image presentation and fulfillment are all competitive factors in both the store-based and online channels.
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

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption due to labor disputes; and

•	changing expectations regarding product safety due to new legislation.
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
Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations.
We are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets, and liabilities denominated in currencies other than the U.S. dollar. Although we use foreign currency forward contracts to hedge certain foreign currency risks, these measures may not succeed in offsetting all of the short-term negative impact of foreign currency rate movements on our business and results of operations. Hedging would generally not be effective in offsetting the long-term impact of sustained shifts in foreign exchange rates on our business results. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows.
Our stock price may be volatile.
Our stock price may fluctuate substantially as a result of variations in our actual or projected performance or the financial performance of other companies in the retail industry. In addition, the stock market has experienced price and volume fluctuations that have affected the market price of many retail and other stocks and that have often been unrelated or disproportionate to the operating performance of these companies.

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
We believe we have benefited substantially from the leadership and experience of our senior executives, including Leslie H. Wexner, Chairman of the Board of Directors and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects. Competition for key personnel in the retail industry is intense and our future success will also depend on our ability to recruit, train and retain other qualified key personnel.

We may be unable to attract, develop and retain qualified employees and manage labor-related costs.
We believe our competitive advantage is providing a positive, engaging and satisfying experience for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store personnel and talented merchants. The turnover rate in the retail industry is generally high and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals or changes in labor and healthcare laws could require us to incur higher labor costs. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in employee turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our information technology systems, as well as those of our service providers, are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Additionally, these types of problems could result in a breach of confidential customer, merchandise, financial or other important information which could result in damage to our reputation and/or litigation. The increased use of smartphones, tablets and other mobile devices may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system failures that interrupt our ability to process orders and deliver products to the stores or impact our consumers' ability to access our websites in a timely manner or expose confidential customer, merchandise, financial or other important information could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our failure to maintain the security of customer, associate, supplier or company information could have a negative impact on our reputation and our results.
Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security could significantly damage our reputation, cause the disclosure of confidential customer, associate, supplier or company information, cause our customers to stop shopping with us and result in significant legal, regulatory and financial liabilities and lost revenues. While we have implemented systems and processes to protect against unauthorized access to secured data and prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security breaches. The regulatory environment related to information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We are subject to income tax in local, national and international jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. The Company is also subject to the examination of its tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for taxes. There can be no assurance as to the outcome of these examinations. Fluctuations in tax rates and duties, changes in tax legislation or regulation or adverse outcomes of these examinations could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be adversely impacted by certain compliance or legal matters.
We, along with our third-party business partners, are subject to complex compliance and litigation risks. Actions filed against our Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. Difficulty can exist in complying with sometimes conflicting regulations in local, national or foreign jurisdictions as well as new or changing regulations that affect how we operate. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and shareholders that could have a material adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of February 1, 2014:

Location	Use	Approximate Square Footage
Columbus, Ohio	Corporate, distribution and shipping	6,388,000
New York, New York	Office, sourcing and product development/design	557,000
Montreal, Quebec, Canada	Office, distribution and shipping	160,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	90,000
Various international locations	Office and sourcing	65,000

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
As of February 1, 2014, we operate 2,648 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The leases expire at various dates between 2014 and 2026.
Typically, when space is leased for a retail store in a mall or shopping center, we supply all improvements, including interior walls, floors, ceilings, fixtures and decorations. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide an allowance to fund all or a portion of the cost of improvements, serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We usually pay certain operating costs such as common area maintenance, utilities, insurance and taxes. For additional information, see Note 15 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
International
Canada
We lease offices and distribution and shipping facilities in the Montreal, Quebec area.
As of February 1, 2014, we operate 270 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The leases expire on various dates between 2014 and 2023.
United Kingdom
As of February 1, 2014, we operate five retail stores in the U.K. We have five additional leases in the U.K. related to stores that will open in 2014. These lease commitments consist of store leases with initial terms ranging from 10 to 33 years expiring on various dates between 2021 and 2045.

Other International
As of February 1, 2014, we also have global representation through stores operated by our partners:

•	331 La Senza stores in 30 countries;

•	55 Bath & Body Works stores in 14 countries;

•	4 Victoria's Secret stores in 2 Middle Eastern countries; and

•	198 Victoria’s Secret Beauty and Accessories stores and various small-format locations in more than 60 countries.
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

In July 2009, a complaint was filed against our Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees, and injunctive relief. In November 2011, a jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011 and the trial court awarded future royalty payments through 2015. In January 2013, we appealed the judgment against us with the Court of Appeals for the Federal Circuit. Shortly before our appeal was filed, the Federal Court of Appeals ruled in another proceeding involving a different company, that the patents asserted in our case were invalid. As a result, our appeal was stayed until the conclusion of the other proceeding. On January 14, 2014, the U.S. Supreme Court denied the plaintiff's petition to overturn the Federal Circuit's finding that their patents are invalid. In our matter, although their patents were found to be invalid, the plaintiff has decided to move forward with the appeal process. Based on the decision that the plaintiff's patents are invalid and on our other arguments, we believe the Federal Court of Appeals should grant our appeal. We intend to vigorously defend against this action.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock (“LB”) is traded on the New York Stock Exchange. As of February 1, 2014, there were approximately 43,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 145,000.
The following table provides our quarterly market prices and cash dividends per share for 2013 and 2012:

	Market Price		Cash Dividend per Share
	High	Low
2013
Fourth quarter	$67.12	$51.72	$0.30
Third quarter	63.05	54.73	0.30
Second quarter	58.69	48.76	0.30
First quarter	51.27	42.49	0.30	(a)
2012
Fourth quarter	$52.50	$43.72	$3.25	(b)
Third quarter	52.20	46.30	1.25	(c)
Second quarter	51.84	40.32	0.25
First quarter	51.33	40.63	0.25
________________

(a)	In February 2013, our Board of Directors declared an increase in our quarterly common stock dividend from $0.25 to $0.30 per share.

(b)	In December 2012, our Board of Directors declared a special dividend of $3 per share which was distributed on December 26, 2012 to shareholders of record at the close of business on December 20, 2012.

(c)	In August 2012, our Board of Directors declared a special dividend of $1 per share which was distributed on September 7, 2012 to shareholders of record at the close of business on August 23, 2012.

In February 2014, our Board of Directors declared an increase in our first quarter 2014 common stock dividend from $0.30 to $0.34 per share and a special dividend of $1 per share. Both dividends were paid on March 7, 2014 to shareholders of record at the close of business on February 21, 2014.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index. The plotted points represent the closing price on the last day of the fiscal year indicated.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a) (b) (c) (d)
AMONG L BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX
_______________

(a)	This table represents $100 invested in stock or in index at the closing price on January 31, 2009 including reinvestment of dividends.

(b)	The February 2, 2013 cumulative total return includes the $1.00 and $3.00 special dividends in September 2012 and December 2012, respectively.

(c)	The January 28, 2012 cumulative total return includes the $1.00 and $2.00 special dividends in May 2011 and December 2011, respectively.

(d)	The January 29, 2011 cumulative total return includes the $1.00 and $3.00 special dividends in March 2010 and December 2010, respectively.
The following table provides our repurchases of our common stock during the fourth quarter of 2013:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2013	30	$63.59	—	$184,201
December 2013	3	61.48	—	184,201
January 2014	177	53.32	160	175,702
Total	210	54.92	160
 ________________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 18 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	February 1, 2014	February 2, 2013(a)	January 28, 2012	January 29, 2011	January 30, 2010
	(in millions)
Summary of Operations
Net Sales	$10,773	$10,459	$10,364	$9,613	$8,632
Gross Profit	4,429	4,386	4,057	3,631	3,028
Operating Income (b)	1,743	1,573	1,238	1,284	868
Net Income (c)	903	753	850	805	448
	(as a percentage of net sales)
Gross Profit	41.1%	41.9%	39.1%	37.8%	35.1%
Operating Income	16.2%	15.0%	11.9%	13.4%	10.1%
Net Income	8.4%	7.2%	8.2%	8.4%	5.2%

Per Share Results
Net Income Per Basic Share	$3.12	$2.60	$2.80	$2.49	$1.39
Net Income Per Diluted Share	$3.05	$2.54	$2.70	$2.42	$1.37
Dividends per Share	$1.20	$5.00	$3.80	$4.60	$0.60
Weighted Average Diluted Shares Outstanding (in millions)	296	297	314	333	327

Other Financial Information	(in millions)
Cash and Cash Equivalents	$1,519	$773	$935	$1,130	$1,804
Total Assets	7,198	6,019	6,108	6,451	7,173
Working Capital	1,324	667	842	1,088	1,928
Net Cash Provided by Operating Activities	1,248	1,351	1,266	1,284	1,174
Capital Expenditures	691	588	426	274	202
Long-term Debt	4,761	4,477	3,481	2,507	2,723
Other Long-term Liabilities	770	818	780	761	731
Shareholders’ Equity (Deficit)	(370)	(1,015)	137	1,476	2,183

Comparable Store Sales Increase (Decrease) (d)	2%	6%	10%	9%	(4)%
Return on Average Assets	14%	12%	14%	12%	6%
Current Ratio	1.7	1.4	1.6	1.7	2.5

Stores and Associates at End of Year
Number of Stores (e)	2,923	2,876	2,941	2,968	2,971
Selling Square Feet (in thousands) (e)	11,169	10,849	10,934	10,974	10,934
Number of Associates	94,600	99,400	97,000	96,500	92,100
 ________________

(a)	The fiscal year ended February 2, 2013 ("2012") represents a 53-week fiscal year.

(b)	Operating income includes the effect of the following items:

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

$163 million of expense related to the charitable contribution of our remaining shares of Express to The Limited Brands Foundation; and $24 million of restructuring expenses at La Senza.

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

(ii)
In 2011, a $147 million gain related to the charitable contribution of our remaining shares of Express to the Limited Brands Foundation; an $86 million gain related to the sale of Express common stock; and $56 million of favorable income tax benefits related to certain discrete tax matters.

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
The effect of the items described in (b) and (c) above increased (decreased) earnings per share by $(0.38) in 2012, $0.10 in 2011, $0.36 in 2010 and $0.14 in 2009.

(d)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable store sales for 2013, 2011, 2010 and 2009 were calculated on a 52 to 52 week basis and the percentage change in comparable store sales for 2012 was calculated on a 53 to 53 week basis.

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

Executive Overview
Strategy
We have a multi-year goal to grow our business and increase operating margins for our brands by focusing on these key priorities:

•	Grow our business in North America;

•	Extend our core brands internationally;

•	Focus on the fundamentals of our business including managing inventory, expenses and capital with discipline;

•	Become the top destination for talent;

•	Maintain a strong cash and liquidity position while optimizing our capital structure; and

•	Return value to our shareholders.
The following is a discussion of certain of our key priorities:
Grow our business in North America
Our overriding focus is on the substantial growth opportunity in North America.
The core of Victoria’s Secret is bras and panties. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. We also have an opportunity to expand to accommodate the full Lingerie and PINK assortment to all of our stores. In 2014, we plan to increase our square footage at Victoria's Secret by about 5% through expansions of existing stores and the opening of approximately 50 new stores. In our direct channel, we have the infrastructure in place to support growth well into the future. We believe our direct channel is an important form of brand advertising given the ubiquitous nature of the internet and our large customer file.
The core of Bath & Body Works is its home fragrance and personal care product lines including shower gels, lotions, soaps and sanitizers which together make up the majority of sales and profits for the business. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. Additionally, www.BathandBodyWorks.com continues to exhibit significant year-over-year growth.
Additionally, in Canada we have opened 79 Bath & Body Works stores, 24 Victoria’s Secret full assortment stores and 10 Victoria’s Secret PINK stores since 2008. Based on the success we have experienced in Canada, we plan to open an additional 10 Bath & Body Works stores and 7 Victoria’s Secret stores in Canada in 2014.
Extend our core brands internationally
We believe there is substantial opportunity for international growth. We have separate, dedicated teams that have taken a methodical, "test and learn" approach to expansion. We began our international expansion with the acquisition of La Senza at the beginning of 2007, and we've continued to expand our presence outside of North America through partnerships with a small number of experienced partners and a limited number of company-owned stores. In 2013, we accomplished the following:

•
Victoria's Secret Beauty and Accessories Stores—Our partners opened 90 Victoria’s Secret Beauty and Accessories stores bringing the total to 198. These stores are principally located in airports and tourist destinations. These stores are focused on Victoria’s Secret branded beauty and accessory products and are operated by partners under a franchise or wholesale model. Our partners plan to open approximately 100 additional Victoria’s Secret Beauty and Accessories stores in 2014.

•
Victoria’s Secret International Stores—We opened three company-owned Victoria’s Secret full assortment stores in the U.K., bringing the total to five. In 2014, we plan to open four additional Victoria’s Secret full assortment stores and two PINK stores in the U.K. Additionally, a partner opened another Victoria’s Secret full assortment store in the Middle East in 2013 bringing the total to four and plans to open eight to 10 more in 2014.

•
Bath & Body Works International Stores—Our partners opened 17 Bath & Body Works stores in 2013 bringing the total in the Middle East, Latin America and Eastern Europe to 55. Our partners plan to open approximately 25 additional stores in 2014.

•	La Senza International Stores—We ended 2013 with more than 330 La Senza franchise stores around the world, and our partners plan to expand by an additional eight to 10 stores in 2014.

Focus on the fundamentals of our business
We are focused on the fundamentals of our business which include our customers, core merchandise categories, inventory management, speed and agility, and store selling and execution. In terms of speed and agility, we are focused on inventory discipline through lead-time reductions and in-season agility to increase sales and reduce promotional activity. Finally, we continue to optimize our store selling and execution by concentrating on a better store experience and developing and retaining talented, trained and productive store associates.
Return value to our shareholders
We are committed to returning value to our shareholders through a combination of dividends and share repurchase programs. During 2013, we paid $349 million in regular dividends and repurchased $63 million of our common stock. Additionally, in February 2014 our Board of Directors announced an increase in our regular annual dividend to $1.36 per share, from $1.20 per share previously. The Board of Directors also declared a special dividend of $1 per share. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs. Since 2000, we have returned more than $15 billion to shareholders through share repurchases and dividends.
2013 Overview
We utilize the retail calendar for reporting. As such, the results for fiscal years 2013 and 2011 represent the 52-week periods ended February 1, 2014 and January 28, 2012, respectively and fiscal year 2012 represents the 53-week period ended February 2, 2013. The 2013 and 2011 fourth quarters consisted of a 13-week period versus a 14-week period in 2012. The extra week in 2012 accounted for approximately $125 million in incremental sales in the fourth quarter.
We had mixed results in 2013. Our performance did not meet our expectations, particularly in the fourth quarter. Our net sales increased $314 million to $10.773 billion driven by a comparable store sales increase of 2%. Our operating income increased $170 million to $1.743 billion, and our operating income rate improved from 15.0% to 16.2%. Our operating income for 2012 included $134 million of special items. For additional information on the special items, see the "Adjusted Financial Information" table below. Excluding these special items, our adjusted operating income increased $36 million and our adjusted operating income rate was about flat to last year. Our adjusted operating income increase was primarily driven by growth in our international business, our sourcing function and Bath & Body Works.
For additional information related to our 2013 financial performance, see “Results of Operations – 2013 Compared to 2012.”
Despite our mixed results in 2013, we remained focused on our initiatives to enable future growth including:

•
Our capital expenditures of $691 million included $551 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

•	Continued expansion of company-owned Victoria's Secret stores in the U.K. and Canada and company-owned Bath & Body Works stores in Canada;

•	Continued expansion of Bath & Body Works and Victoria’s Secret stores in the Middle East, Eastern Europe and Latin America with franchise partners; and

•	Continued expansion of Victoria’s Secret Beauty and Accessories stores with partners throughout the world.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-K, we have provided non-GAAP measurements which present operating income, net income and earnings per share in 2012 and 2011 on an adjusted basis which removes certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures. For additional information regarding the special items, see the footnotes to the table in Item 6. Selected Financial Data.

	2013	2012	2011
Detail of Special Items included in Operating Income - Income (Expense)
La Senza Goodwill and Intangible Asset Impairment Charges	$—	$(93)	$(232)
Henri Bendel Long-lived Store Asset Impairment Charges	—	(27)	—
La Senza Restructuring Charges	—	(14)	(24)
Expense related to Contribution of Express Common Stock to The Limited Brands Foundation	—	—	(163)
Gain on Divestiture of Third-party Apparel Sourcing Business	—	—	111
Total Special Items included in Operating Income	$—	$(134)	$(308)

Detail of Special Items included in Other Income - Income (Expense)
Gain on Distributions from Easton Investments	$—	$13	$—
Gain on Sale of Express Common Stock	—	—	86
Gain on Contribution of Express Common Stock to The Limited Brands Foundation	—	—	147
Total Special Items included in Other Income	$—	$13	$233

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax effect of Special Items included in Operating Income	$—	$12	$83
Tax effect of Special Items included in Other Income	—	(5)	(31)
Tax benefit related to favorable resolution of certain discrete income tax matters	—	—	56
Total Special Items included in Provision for Income Taxes	$—	$7	$108

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$1,743	$1,573	$1,238
Special Items included in Operating Income	—	134	308
Adjusted Operating Income	$1,743	$1,707	$1,546

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$903	$753	$850
Special Items included in Net Income	—	114	(33)
Adjusted Net Income	$903	$867	$817

Reconciliation of Reported Earnings Per Share to Adjusted Earnings Per Share
Reported Earnings Per Share	$3.05	$2.54	$2.70
Special Items included in Earnings Per Share	—	0.38	(0.10)
Adjusted Earnings Per Share	$3.05	$2.92	$2.60

2014 Outlook
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance with respect to the financial management of our business. We will continue to manage our business carefully and we will focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments and marketing, store and online experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this uncertain environment. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well positioned heading into 2014.
Company-Owned Store Data
The following table compares 2013 company-owned store data to the comparable periods for 2012 and 2011:

				% Change
	2013	2012	2011	2013	2012
Sales per Average Selling Square Foot
Victoria’s Secret Stores (a)	$824	$817	$754	1%	8%
Bath & Body Works (a)	725	718	658	1%	9%
La Senza (b)	516	438	409	18%	7%
Sales per Average Store (in thousands)
Victoria’s Secret Stores (a)	$4,969	$4,892	$4,463	2%	10%
Bath & Body Works (a)	1,714	1,701	1,561	1%	9%
La Senza (b)	1,653	1,435	1,362	15%	5%
Average Store Size (selling square feet)
Victoria’s Secret Stores (a)	6,018	6,038	5,941	—%	2%
Bath & Body Works (a)	2,364	2,365	2,374	—%	—%
La Senza	3,185	3,219	3,312	(1)%	(3)%
Total Selling Square Feet (in thousands)
Victoria’s Secret Stores (a)	6,379	6,153	6,042	4%	2%
Bath & Body Works (a)	3,685	3,716	3,768	(1)%	(1)%
La Senza (c)	500	509	762	(2)%	(33)%
________________

(a)	Metric relates to company-owned stores in the U.S.

(b)	Metric relates to company-owned stores in Canada. Metric is presented in Canadian dollars to eliminate the impact of foreign currency fluctuations.

(c)	In the fourth quarter of 2011 and second quarter of 2012, we initiated restructuring programs designed to resize a portion of La Senza's store fleet. Under these programs, we closed 79 underperforming stores through the first quarter of 2013. Of these stores, 12 were closed in 2011, 66 were closed in 2012 and 1 was closed in 2013. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

The following table compares 2013 company-owned store data to the comparable periods for 2012 and 2011:

Number of Stores (a)	2013	2012	2011
Victoria’s Secret U.S.
Beginning of Period	1,019	1,017	1,028
Opened	54	22	8
Closed	(13)	(20)	(19)
End of Period	1,060	1,019	1,017
Bath & Body Works U.S.
Beginning of Period	1,571	1,587	1,606
Opened	8	4	6
Closed	(20)	(20)	(25)
End of Period	1,559	1,571	1,587
La Senza
Beginning of Period	158	230	252
Opened	—	—	—
Closed (b)	(1)	(72)	(22)
End of Period	157	158	230
Bath & Body Works Canada
Beginning of Period	71	69	59
Opened	8	3	10
Closed	—	(1)	—
End of Period	79	71	69
Victoria’s Secret Canada
Beginning of Period	26	19	12
Opened	8	7	8
Closed	—	—	(1)
End of Period	34	26	19
Henri Bendel
Beginning of Period	29	19	11
Opened	—	10	8
Closed	—	—	—
End of Period	29	29	19
Victoria's Secret U.K.
Beginning of Period	2	—	—
Opened	3	2	—
Closed	—	—	—
End of Period	5	2	—
Total
Beginning of Period	2,876	2,941	2,968
Opened	81	48	40
Closed	(34)	(113)	(67)
End of Period	2,923	2,876	2,941
 ________________

(a)	Number of stores excludes independently owned La Senza, Bath & Body Works and Victoria’s Secret stores operated by licensees and franchisees.

(b)
In the fourth quarter of 2011 and second quarter of 2012, we initiated restructuring programs designed to resize a portion of La Senza's store fleet. Under these programs, we closed 79 underperforming stores through the first quarter of 2013. Of these stores, 12 were closed in 2011, 66 were closed in 2012 and 1 was closed in 2013. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Results of Operations—2013 Compared to 2012
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2013 in comparison to 2012:

			Operating Income Rate
	2013	2012	2013	2012
	(in millions)
Victoria’s Secret	$1,132	$1,188	16.9%	18.1%
Bath & Body Works	618	604	21.1%	20.8%
Other (a) (b) (c) (d)	(7)	(219)	(0.6)%	(22.3)%
Total	$1,743	$1,573	16.2%	15.0%
 ________________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.

(b)
2012 includes $93 million impairments of goodwill, trade name and other intangible assets at La Senza. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(c)
2012 includes a $27 million impairment of long-lived store assets at Henri Bendel. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(d)
2012 includes $14 million of expense associated with restructuring activities at La Senza. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

For 2013, operating income increased $170 million to $1.743 billion and the operating income rate increased to 16.2% from 15.0%. Our 2012 operating income includes the impact of $134 million in special items. For additional information, see "Adjusted Financial Information". Excluding these special items, our adjusted operating income increased $36 million and our adjusted operating income rate was about flat to last year. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2013 in comparison to 2012:

	2013	2012 (b)	% Change
	(in millions)
Victoria’s Secret Stores	$5,165	$4,981	4%
Victoria’s Secret Direct	1,516	1,593	(5%)
Total Victoria’s Secret	6,681	6,574	2%
Bath & Body Works Stores	2,682	2,686	—%
Bath & Body Works Direct	250	216	16%
Total Bath & Body Works	2,932	2,902	1%
Other (a)	1,160	983	18%
Total Net Sales	$10,773	$10,459	3%
________________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.

(b)
We utilize the retail calendar for reporting. As such, the results for fiscal year 2013 represent the 52-week period ended February 1, 2014 and the results for 2012 represent the 53-week period ended February 2, 2013. The extra week in 2012 accounted for approximately $125 million in incremental net sales.

The following table provides a reconciliation of net sales for 2012 to 2013:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2012 Net Sales	$6,574	$2,902	$983	$10,459
Comparable Store Sales	190	157	66	413
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(6)	(161)	14	(153)
Foreign Currency Translation	—	—	(30)	(30)
Direct Channels	(77)	34	3	(40)
Mast Global Third-party Sales and Other	—	—	124	124
2013 Net Sales	$6,681	$2,932	$1,160	$10,773

The following table compares 2013 comparable store sales to 2012:

	2013	2012
Victoria’s Secret (a)	3%	7%
Bath & Body Works (a)	1%	7%
Total Comparable Store Sales (a) (b)	2%	6%
 ________________

(a)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable store sales for 2013 and 2012 were calculated on a 52 to 52 week basis and 53 to 53 week basis, respectively.

(b)	Includes Victoria's Secret, Bath & Body Works, La Senza, Bath & Body Works Canada, Victoria’s Secret Canada, Victoria's Secret U.K. and Henri Bendel.
For 2013, our net sales increased $314 million to $10.773 billion and comparable store sales increased 2%. The results by segment are as follows:
Victoria’s Secret
For 2013, net sales increased $107 million to $6.681 billion and comparable store sales increased 3%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 4% related to increases across most categories including PINK, sport, swimwear and core lingerie, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

•
At Victoria's Secret Direct, net sales decreased 5% related to a decrease in apparel partially offset by increases in sport, PINK, core lingerie, sleepwear and beauty. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory. Additionally, a fashion assortment that did not resonate with our customers contributed to the decline in apparel.

The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Bath & Body Works
For 2013, net sales increased $30 million to $2.932 billion and comparable store sales increased 1%. The net sales result was primarily driven by:

•	At Bath & Body Works Stores, net sales were roughly flat.

•	At Bath & Body Works Direct, net sales increased 16% with increases across all categories including Signature Collection, home fragrance and soaps and sanitizers.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.

Other
For 2013, net sales increased $177 million to $1.160 billion primarily related to higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in the U.K. and Canada and new Bath & Body Works stores in Canada. This increase was partially offset by a decrease in net sales at La Senza primarily due to store closures.
Gross Profit
For 2013, our gross profit increased $43 million to $4.429 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 41.1% from 41.9% primarily as a result of:
Victoria’s Secret
For 2013, gross profit decreased primarily driven by:

•
At Victoria's Secret Stores, gross profit increased slightly due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.

•	At Victoria's Secret Direct, gross profit decreased due to lower merchandise margin dollars as a result of increased promotional activity and the decrease in net sales.
The gross profit rate decrease was primarily driven by a decrease in the merchandise margin rate driven by increased promotional activity. The gross profit rate decrease was also driven by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense at Victoria's Secret Stores mentioned above.
Bath & Body Works
For 2013, gross profit decreased primarily driven by:

•
At Bath & Body Works Stores, gross profit decreased due to lower merchandise margin dollars related primarily to increased promotional activity. The gross profit decrease was also driven by higher buying and occupancy expenses primarily driven by an increase in occupancy expense driven by investments in real estate and store-related activity.

•
At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to higher fulfillment costs associated with the increase in net sales.

The gross profit rate decrease was primarily driven by a decrease in the merchandise margin rate due to increased promotional activity in the fourth quarter. The gross profit rate decrease was also driven by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense at Bath & Body Works Stores mentioned above.
Other
For 2013, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales in our international businesses and increases in net sales at Mast Global. The gross profit increase was also driven by lower buying and occupancy expenses driven by the $27 million long-lived store asset impairment charge at Henri Bendel and the $13 million in store closure restructuring charges related to our La Senza business that both occurred in 2012. The gross profit rate increased significantly driven by a significant decrease in the buying and occupancy expense rate due to the factors mentioned above and leverage associated with higher sales. The gross profit rate increase was partially offset by a significant decrease in the merchandise margin rate primarily due to increased promotional activity at La Senza.
General, Administrative and Store Operating Expenses
For 2013, our general, administrative and store operating expenses decreased $34 million to $2.686 billion primarily driven by a decrease in incentive compensation and other home office costs partially offset by an increase in store selling expenses associated with higher sales volumes and increased international expansion.
The general, administrative and store operating expense rate decreased to 24.9% from 26.0% due to the factors mentioned above and leverage associated with higher sales.

Impairment of Goodwill and Other Intangible Assets
In the fourth quarter of 2012, we recognized charges totaling $93 million related to the impairment of goodwill, trade name and a lease-related intangible asset at La Senza. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2012 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2013 and 2012:

	2013	2012
Average daily borrowings (in millions)	$4,614	$4,495
Average borrowing rate (in percentages)	6.8%	7.1%

For 2013, our interest expense decreased $2 million to $314 million driven by a decrease in the average borrowing rate partially offset by an increase in average borrowings related to the October 2013 $500 million note issuance.
Other Income
For 2013, our other income decreased $7 million to $17 million primarily due to the $13 million gain related to $13 million in cash distributions from certain of our investments in Easton in November 2012 partially offset by an increase in equity method income from our investment in the third-party apparel sourcing business.
Provision for Income Taxes
For 2013, our effective tax rate decreased to 37.5% from 41.2%. The 2013 rate was lower than our combined estimated federal and state statutory rate of 38.8% primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate. The 2012 rate was higher than our combined estimated federal and state statutory rate of 39.0% primarily due to the impairment of La Senza's goodwill and other intangible assets for which no tax benefit was recognized.
Results of Operations—Fourth Quarter of 2013 Compared to Fourth Quarter of 2012
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2013 in comparison to the fourth quarter of 2012:

	Fourth Quarter		Operating Income Rate
	2013	2012	2013	2012
	(in millions)
Victoria’s Secret	$453	$496	20.3%	22.1%
Bath & Body Works	377	398	31.3%	31.8%
Other (a) (b) (c)	33	(106)	8.6%	(29.5)%
Total	$863	$788	22.6%	20.4%
 ________________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.

(b)
2012 includes a $93 million impairment of goodwill, trade name and other intangible assets at La Senza. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(c)
2012 includes a $27 million impairment of long-lived store assets at Henri Bendel. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

For the fourth quarter of 2013, operating income increased $75 million to $863 million and the operating income rate increased to 22.6% from 20.4%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the fourth quarter of 2013 in comparison to the fourth quarter of 2012:

Fourth Quarter	2013	2012 (b)	% Change
	(in millions)
Victoria’s Secret Stores	$1,724	$1,714	1%
Victoria’s Secret Direct	504	533	(5%)
Total Victoria’s Secret	2,228	2,247	(1%)
Bath & Body Works Stores	1,104	1,157	(5%)
Bath & Body Works Direct	101	93	9%
Total Bath & Body Works	1,205	1,250	(4%)
Other (a)	385	359	7%
Total Net Sales	$3,818	$3,856	(1%)
 ________________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.

(b)
We utilize the retail calendar for reporting. As such, the results for the fourth quarter of 2013 represent the 13-week period ended February 1, 2014 and the results for the fourth quarter of 2012 represent the 14-week period ended February 2, 2013. The extra week in the fourth quarter of 2012 accounted for approximately $125 million in incremental sales.

The following table provides a reconciliation of net sales for the fourth quarter of 2012 to the fourth quarter of 2013:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2012 Net Sales	$2,247	$1,250	$359	$3,856
Comparable Store Sales	39	(10)	3	32
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(29)	(43)	12	(60)
Foreign Currency Translation	—	—	(16)	(16)
Direct Channels	(29)	8	1	(20)
Mast Global Third-party Sales and Other	—	—	26	26
2013 Net Sales	$2,228	$1,205	$385	$3,818

The following table compares fourth quarter of 2013 comparable store sales to fourth quarter of 2012:

Fourth Quarter	2013	2012
Victoria’s Secret Stores (a)	3%	3%
Bath & Body Works (a)	(1)%	7%
Total Comparable Store Sales (a) (b)	1%	5%
________________

(a)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable store sales for the fourth quarter of 2013 and 2012 were calculated on a 13 to 13 week basis and 14 to 14 week basis, respectively.

(b)	Includes Victoria's Secret, Bath & Body Works, La Senza, Bath & Body Works Canada, Victoria’s Secret Canada, Victoria's Secret U.K. and Henri Bendel.

For the fourth quarter of 2013, our net sales decreased $38 million to $3.818 billion and comparable store sales increased 1%. The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2013, net sales decreased $19 million to $2.228 billion and comparable store sales increased 3%. The net sales result was primarily driven by:

•	At Victoria’s Secret Stores, net sales increased 1%. The increase was driven by performance in sport and PINK partially offset by decreases in beauty and core lingerie.

•
At Victoria’s Secret Direct, net sales decreased 5% related to a decrease in apparel partially offset by increases in beauty, sport, sleepwear and PINK. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory. Additionally, a fashion assortment that did not resonate with our customers contributed to the decline in apparel.

The increase in comparable store sales was driven by an increase in total transactions.
Bath & Body Works
For the fourth quarter of 2013, net sales decreased $45 million to $1.205 billion and comparable store sales decreased 1%. The net sales result was primarily driven by:

•	At Bath & Body Works Stores, net sales decreased 5% related to decreases across most categories including our performance brands, giftsets, Signature Collection and soaps and sanitizers business.

•	At Bath & Body Works Direct, net sales increased 9% related to increases across all categories including Signature Collection, home fragrance and soaps and sanitizers.
The decrease in comparable store sales was driven by a decrease in total transactions.
Other
For the fourth quarter of 2013, net sales increased $26 million to $385 million primarily related to higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in the U.K. and Canada and new Bath & Body Works stores in Canada. This increase was partially offset by a decrease in net sales at La Senza due to the impact of foreign currency and store closures.
Gross Profit
For the fourth quarter of 2013, our gross profit decreased $75 million to $1.642 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 43.0% from 44.5% primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2013, gross profit decreased primarily driven by:

•
At Victoria's Secret Stores, gross profit decreased due to the decline in sales and lower merchandise margin dollars driven by increased promotional activity. The decrease in gross profit was also due to higher buying and occupancy expenses due to an increase in occupancy expense driven by investments in real estate and store-related activity.

•	At Victoria's Secret Direct, gross profit decreased due to lower merchandise margin dollars as a result of the decrease in net sales and increased promotional activity.
The gross profit rate decrease was primarily driven by a significant decline in the merchandise margin rate driven by increased promotional activity and a positive response to our customer marketing programs. The gross profit rate decrease was also driven by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense at Victoria's Secret Stores mentioned above.
Bath & Body Works
For the fourth quarter of 2013, gross profit decreased primarily driven by:

•
At Bath & Body Works Stores, gross profit decreased due to lower merchandise margin dollars primarily related to the decrease in net sales. The decrease in merchandise margin dollars was partially offset by lower buying and occupancy expenses related to the decrease in net sales.

•
At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales and lower buying and occupancy expenses due to lower fulfillment costs.

The gross profit rate decreased due to a decrease in the merchandise margin rate due to increased promotional activity.
Other
For the fourth quarter of 2013, the gross profit increase was primarily driven by lower buying and occupancy expenses driven by the $27 million long-lived store asset impairment charge at Henri Bendel that occurred in the fourth quarter of 2012. The gross profit increase was also driven by higher merchandise margin dollars related to the increase in net sales in our international businesses and increases in net sales at Mast Global partially offset by lower merchandise margin dollars related to the decrease in net sales at La Senza. The gross profit rate increased significantly driven by a significant decrease in the buying and occupancy expense rate due to the factors mentioned above and leverage associated with higher sales. The gross profit rate increase was partially offset by a significant decrease in the merchandise margin rate primarily due to increased promotional activity at La Senza.
General, Administrative and Store Operating Expenses
For the fourth quarter of 2013, our general, administrative and store operating expenses decreased $57 million to $779 million primarily driven by a decrease in incentive compensation and other home office costs.
The general, administrative and store operating expense rate decreased to 20.4% from 21.7% due to the factors cited above.
Impairment of Goodwill and Other Intangible Assets
In the fourth quarter of 2012, we recognized charges totaling $93 million related to the impairment of goodwill, the trade name and a lease-related intangible asset at La Senza. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2012 Consolidated Statement of Income. For additional information, see Critical Accounting Policies and Estimates and Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2013 and 2012:

Fourth Quarter	2013	2012
Average daily borrowings (in millions)	$4,963	$4,484
Average borrowing rate (in percentages)	6.7%	7.0%

For the fourth quarter of 2013, our interest expense was flat at $82 million primarily driven by a decrease in the average borrowing rate offset by an increase in average borrowings related to the October 2013 $500 million note issuance.
Other Income
For the fourth quarter of 2013, our other income increased $1 million to $6 million. The increase was primarily driven by equity method income from our investment in the third-party apparel sourcing business.
Provision for Income Taxes
For the fourth quarter of 2013, our effective tax rate decreased to 37.8% from 42.1%. The 2013 rate was lower than our combined estimated federal and state statutory rate of 38.8% primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate. The 2012 rate was higher than our combined estimated federal and state statutory rate of 39% primarily due to the impairment of La Senza's goodwill and other intangible assets for which no tax benefit was recognized.

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
 ________________

(a)
Includes our international operations, Mast Global, Henri Bendel and Corporate. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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

(e)
2011 includes $163 million of expense associated with the charitable contribution of shares of Express to The Limited Brands Foundation. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(f)
2011 includes an $111 million gain associated with the divestiture of the third-party apparel sourcing business. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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
________________

(a)
Includes our international operations, Mast Global, Henri Bendel and Corporate. In the fourth quarter of 2011, we divested 51% of our third-party apparel sourcing business. As such, results of this business are only included through the first three quarters of 2011. 2011 sales included $702 million attributable to the third-party apparel sourcing business. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

(b)
We utilize the retail calendar for reporting. As such, the results for fiscal year 2012 represent the 53-week period ended February 2, 2013 and the results for 2011 represent the 52-week period ended January 28, 2012. The extra week accounted for approximately $125 million in incremental net sales in 2012.

The following table provides a reconciliation of net sales for 2011 to 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2011 Net Sales	$6,121	$2,674	$1,569	$10,364
Comparable Store Sales	288	162	(7)	443
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	129	33	65	227
Foreign Currency Translation	—	—	(2)	(2)
Direct Channels	36	33	3	72
Mast Global Third-party Sales and Other	—	—	57	57
Divestiture of Third-party Apparel Sourcing Business	—	—	(702)	(702)
2012 Net Sales	$6,574	$2,902	$983	$10,459

The following table compares 2012 comparable store sales to 2011:

	2012	2011
Victoria’s Secret (a)	7%	14%
Bath & Body Works (a)	7%	6%
Total Comparable Store Sales (a) (b)	6%	10%
 ________________

(a)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable store sales for 2012 and 2011 were calculated on a 53 to 53 week basis and 52 to 52 week basis, respectively.

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
Other
For 2012, net sales decreased $586 million to $983 million primarily related to the divestiture of the third-party apparel sourcing business in the fourth quarter of 2011 and a decrease in sales at La Senza due to store closures. This decrease was partially offset by higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in Canada and the U.K. and new Bath & Body Works stores in Canada.
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
Impairment of Goodwill and Other Intangible Assets
In the fourth quarter of 2012, we recognized charges totaling $93 million related to the impairment of goodwill, trade name and other intangible assets at La Senza. In the fourth quarter of 2011, we recognized charges totaling $232 million related to the impairment of goodwill, trade name and a lease-related intangible asset at La Senza. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2012 and 2011 Consolidated Statements of Income, respectively. For additional information, see Critical Accounting Policies and Estimates and Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Divestiture of Third-party Apparel Sourcing Business
In the fourth quarter of 2011, we recognized a pre-tax gain of $111 million associated with the divestiture of 51% of our ownership interest in our third-party apparel sourcing business for pre-tax cash proceeds of $124 million. The proceeds are included in Proceeds from Divestiture of Third-party Apparel Sourcing Business within the Investing Activities section on the 2011 Consolidated Statements of Cash Flows. The pre-tax gain is included in Gain on Divestiture of Third-party Apparel Sourcing Business on the 2011 Consolidated Statement of Income. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
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

Other Income
For 2012, our other income decreased $211 million to $24 million primarily due to a $147 million gain related to the charitable contribution of our remaining shares of Express to The Limited Brands Foundation completed in July 2011 and an $86 million gain related to the sale of a portion of our shares of Express completed in April 2011. This decrease was partially offset by the $13 million gain related to $13 million in cash distributions from certain of our investments in Easton in November 2012 and equity method income from our investment in the third-party apparel sourcing business.
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

(d)
2011 includes a $111 million gain associated with the divestiture of the third-party apparel sourcing business. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

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

Net Sales
The following table provides net sales for the fourth quarter of 2012 in comparison to the fourth quarter of 2011:

Fourth Quarter	2012 (b)	2011	% Change
	(in millions)
Victoria’s Secret Stores	$1,714	$1,572	9%
Victoria’s Secret Direct	533	518	3%
Total Victoria’s Secret	2,247	2,090	8%
Bath & Body Works Stores	1,157	1,050	10%
Bath & Body Works Direct	93	77	21%
Total Bath & Body Works	1,250	1,127	11%
Other (a)	359	298	20%
Total Net Sales	$3,856	$3,515	10%
 ________________

(a)	Includes our international operations, Mast Global, Henri Bendel and Corporate.

(b)
We utilize the retail calendar for reporting. As such, the results for the fourth quarter of 2012 represent the 14-week period ended February 2, 2013 and the results for the fourth quarter of 2011 represent the 13-week period ended January 28, 2012. The extra week accounted for approximately $125 million in incremental sales in the fourth quarter of 2012.

The following table provides a reconciliation of net sales for the fourth quarter of 2011 to the fourth quarter of 2012:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
2011 Net Sales	$2,090	$1,127	$298	$3,515
Comparable Store Sales	50	78	2	130
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	92	29	27	148
Foreign Currency Translation	—	—	6	6
Direct Channels	15	16	2	33
Mast Global Third-party Sales and Other	—	—	24	24
2012 Net Sales	$2,247	$1,250	$359	$3,856

The following table compares fourth quarter of 2012 comparable store sales to fourth quarter of 2011:

Fourth Quarter	2012	2011
Victoria’s Secret Stores (a)	3%	12%
Bath & Body Works (a)	7%	3%
Total Comparable Store Sales (a) (b)	5%	7%
________________

(a)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable store sales for the fourth quarter of 2012 and 2011 were calculated on a 14 to 14 week basis and 13 to 13 week basis, respectively.

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
Other
For the fourth quarter of 2012, net sales increased $61 million to $359 million primarily related to higher revenue from our international wholesale and franchise business, including sales of merchandise to our international partners from Mast Global, new Victoria's Secret stores in Canada and the U.K. and new Bath & Body Works stores in Canada. This increase was partially offset by a decrease in sales at La Senza due to store closures.
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
Impairment of Goodwill and Other Intangible Assets
In the fourth quarter of 2012, we recognized charges totaling $93 million related to the impairment of goodwill, the trade name and other intangible assets at La Senza. In the fourth quarter of 2011, we recognized charges totaling $232 million related to the impairment of goodwill, the trade name and a lease-related intangible asset at La Senza. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets on the 2012 and 2011 Consolidated Statements of Income, respectively. For additional information, see Critical Accounting Policies and Estimates and Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Gain on Divestiture of Third-party Apparel Sourcing Business
In the fourth quarter of 2011, we recognized a pre-tax gain of $111 million associated with the divestiture of 51% of our ownership interest in our third-party apparel sourcing business for pre-tax cash proceeds of $124 million. The proceeds are included in Proceeds from Divestiture of Third-party Apparel Sourcing Business within the Investing Activities section on the 2011 Consolidated Statement of Cash Flows. The pre-tax gain is included in Gain on Divestiture of Third-party Apparel Sourcing Business on the 2011 Consolidated Statement of Income. For additional information, see Note 3 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2013, we paid $349 million in regular dividends and repurchased $63 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $166 million as of February 1, 2014. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.

The following table provides our long-term debt balance as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”) (a)	494	489
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,394	$2,889
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”) (b)	$718	$721
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”) (c)	215	218
Total Senior Unsecured Debt	$1,582	$1,588
Total	$4,976	$4,477
Current Portion of Long-term Debt	(215)	—
Total Long-term Debt, Net of Current Portion	$4,761	$4,477
________________

(a)	The balance as of February 1, 2014 includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million.

(b)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $19 million as of February 1, 2014 and $22 million as of February 2, 2013.

(c)
The principal balance outstanding was $213 million as of both February 1, 2014 and February 2, 2013. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $3 million as of February 1, 2014 and $5 million as of February 2, 2013.

Issuance of Notes
In March 2011, we issued $1 billion of 6.625% notes due in April 2021 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2021 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (such subsidiaries, the "Guarantors"). The proceeds from the issuance were $981 million, which were net of issuance costs of $19 million.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of February 1, 2014, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.

During the third quarter of 2013, we borrowed and repaid $290 million under the Revolving Facility. The maximum daily amount outstanding at any point in time during the third quarter of 2013 was $140 million.
As of February 1, 2014, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of February 1, 2014 that reduce our remaining availability under our amended credit agreements.
Fair Value Interest Rate Swap Arrangements
In 2013, we entered into interest rate swap arrangements related to $200 million of the outstanding 2017 Notes and $200 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage.
The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
In August 2011, we terminated interest rate swaps related to the 2014 Notes with a notional amount of $213 million. In settlement of these swaps, we received $9 million.
In September 2011, we terminated interest rate swaps related to the 2017 Notes with a notional amount of $150 million. In settlement of these swaps, we received $12 million. In June 2012, we terminated the remaining interest rate swaps related to the 2017 Notes with a notional amount of $175 million. In settlement of these swaps, we received $14 million.
Both the carrying values of the 2014 and 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the respective maturity date of the Notes.
For information related to our fair value interest rate swap arrangements, see Note 12 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of February 1, 2014, February 2, 2013 and January 28, 2012:

	February 1, 2014	February 2, 2013	January 28, 2012
	(in millions)
Cash Provided by Operating Activities	$1,248	$1,351	$1,266
Capital Expenditures	691	588	426
Working Capital	1,324	667	842
Capitalization:
Long-term Debt	4,761	4,477	3,481
Shareholders’ Equity (Deficit)	(370)	(1,015)	137
Total Capitalization	4,391	3,462	3,618
Remaining Amounts Available Under Credit Agreements (a)	992	988	987
 ________________

(a)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million, $12 million and $13 million as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

The following table provides certain measures of liquidity and capital resources as of February 1, 2014, February 2, 2013 and January 28, 2012:

	February 1, 2014	February 2, 2013	January 28, 2012
Debt-to-capitalization Ratio (a)	108%	129%	96%
Cash Flow to Capital Investment (b)	181%	230%	297%
________________

(a)	Long-term debt divided by total capitalization

(b)	Net cash provided by operating activities divided by capital expenditures
Credit Ratings
The following table provides our credit ratings as of February 1, 2014:

	Moody’s	S&P	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB-	BB
Outlook	Stable	Stable	Stable
Our borrowing costs under our Revolving Facility are linked to our credit ratings at Moody’s, S&P and Fitch. If we receive an upgrade or downgrade to our corporate credit ratings by Moody’s, S&P and Fitch, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Revolving Facility by the Guarantors and the security interests granted in our and the Guarantors’ collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Revolving Facility on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the fiscal years 2013, 2012 and 2011:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2013	2012	2011	2013	2012	2011
	(in millions)	(in thousands)			(in millions)
November 2012 (a)	$250	1,377	245	NA	$63	$11	NA	$45.80
February 2012 (b)	500	NA	9,871	NA	NA	450	NA	45.61
November 2011	250	NA	3,657	2,116	NA	164	$85	44.90
May 2011	500	NA	NA	13,293	NA	NA	500	37.59
March 2011	500	NA	NA	13,695	NA	NA	500	36.49
November 2010 (c)	200	NA	NA	3,431	NA	NA	109	31.68
Total		1,377	13,773	32,535	$63	$625	$1,194
 ________________

(a)	The November 2012 repurchase program had $176 million remaining as of February 1, 2014.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

(c)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

NA	Not applicable

There were $3 million share repurchases reflected in Accounts Payable on the February 1, 2014 Consolidated Balance Sheet. There were no share repurchases reflected in Accounts Payable as of February 2, 2013.
Subsequent to February 1, 2014, we repurchased an additional 0.3 million shares of common stock for $15 million under the November 2012 repurchase program.
The timing and amount of any repurchases will be made in our discretion taking into account a number of factors including market conditions.
We use cash flow generated from operating activities and financing activities to fund our share repurchase programs.

Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the fiscal years 2013, 2012 and 2011:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2013
Fourth Quarter	$0.30	$—	$0.30	$88
Third Quarter	0.30	—	0.30	87
Second Quarter	0.30	—	0.30	87
First Quarter	0.30	—	0.30	87
2013 Total	$1.20	$—	$1.20	$349
2012
Fourth Quarter	$0.25	$3.00	$3.25	$942
Third Quarter	0.25	1.00	1.25	361
Second Quarter	0.25	—	0.25	73
First Quarter	0.25	—	0.25	73
2012 Total	$1.00	$4.00	$5.00	$1,449
2011
Fourth Quarter	$0.20	$2.00	$2.20	$653
Third Quarter	0.20	—	0.20	60
Second Quarter	0.20	1.00	1.20	367
First Quarter	0.20	—	0.20	64
2011 Total	$0.80	$3.00	$3.80	$1,144
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
Subsequent to February 1, 2014, our Board of Directors declared an increase in our first quarter 2014 ordinary dividend from $0.30 to $0.34 per share and a special dividend of $1 per share. Both dividends, totaling $390 million, were paid on March 7, 2014 to shareholders of record at the close of business on February 21, 2014.
Treasury Share Retirement
In December 2011, we retired 39 million shares of our treasury stock to reduce the related administrative expense. The retirement resulted in a reduction of $1.341 billion in Treasury Stock, $19 million in the par value of Common Stock, $286 million in Paid-in Capital and $1.036 billion in Retained Earnings.
Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012:

	2013	2012	2011
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$773	$935	$1,130
Net Cash Flows Provided by Operating Activities	1,248	1,351	1,266
Net Cash Flows Used for Investing Activities	(655)	(531)	(226)
Net Cash Flows Provided by (Used for) Financing Activities	154	(982)	(1,237)
Effect of Exchange Rate Changes on Cash	(1)	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	746	(162)	(195)
Cash and Cash Equivalents, End of Year	$1,519	$773	$935

Operating Activities
Net cash provided by operating activities in 2013 was $1.248 billion, including net income of $903 million. Net income included depreciation and amortization of $407 million and share-based compensation expense of $85 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow associated with an increase in inventories of $168 million.
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
Net cash provided by operating activities in 2011 was $1.266 billion. Net income of $850 million included depreciation and amortization of $391 million, impairment of goodwill and other intangible assets for our La Senza business of $232 million, expense associated with a contribution of our remaining shares of Express to The Limited Brands Foundation of $163 million, a gain related to The Limited Brands Foundation contribution of $147 million, a gain related to the divestiture of our third-party apparel sourcing business of $111 million and a pre-tax gain on the sale of Express common stock of $86 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the increases in accounts receivable and accounts payable related to the divestiture of our third-party apparel sourcing business.
Investing Activities
Net cash used for investing activities in 2013 was $655 million consisting primarily of $691 million of capital expenditures partially offset by the return of capital from the third-party apparel sourcing business investment of $46 million. The capital expenditures included $551 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2012 was $531 million consisting primarily of $588 million of capital expenditures partially offset by the return of capital from the third-party apparel sourcing business investment and return of capital from our Easton investments of $22 million and $13 million, respectively. The capital expenditures included $425 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2011 was $226 million consisting primarily of $426 million of capital expenditures partially offset by cash proceeds from the divestiture of our third-party apparel sourcing business investment and the sale of Express common stock of $124 million and $99 million, respectively. The capital expenditures included $281 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
We anticipate spending approximately $750 million for capital expenditures in 2014 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 85 new company-owned stores in 2014, primarily in Canada and the U.S.
Financing Activities
Net cash provided by financing activities in 2013 was $154 million consisting primarily of proceeds from the issuance of long-term debt of $495 million (net of issuance costs), excess tax benefits from share-based compensation of $36 million and proceeds from the exercise of stock options of $32 million. These were partially offset by quarterly dividend payments aggregating $1.20 per share, or $349 million, and repurchases of common stock of $60 million.
Net cash used for financing activities in 2012 was $982 million consisting primarily of quarterly and special dividend payments aggregating $5.00 per share, or $1.449 billion, repurchases of common stock of $629 million and the repayment of long-term debt of $57 million. These were partially offset by proceeds from the issuance of long-term debt of $985 million (net of issuance costs), excess tax benefits from share-based compensation of $116 million and proceeds from the exercise of stock options of $52 million.

Net cash used for financing activities in 2011 was $1.237 billion consisting primarily of repurchases of common stock of $1.190 billion and quarterly and special dividend payments aggregating $3.80 per share, or $1.144 billion, partially offset by proceeds from the issuance of long-term debt of $981 million (net of issuance costs) and proceeds from the exercise of stock options of $75 million.
Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of February 1, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$7,826	$541	$633	$1,261	$5,391	$—
Operating Leases Obligations (b)	3,690	559	1,004	756	1,371	—
Purchase Obligations (c)	1,158	1,061	86	7	4	—
Other Liabilities (d)	449	124	7	—	—	318
Total	$13,123	$2,285	$1,730	$2,024	$6,766	$318
________________

(a)
Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through February 1, 2014. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(b)
Operating lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 15 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(c)
Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(d)
Other liabilities primarily include future payments relating to our nonqualified supplemental retirement plan of $243 million which have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. In addition, Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $118 million of these tax items because it is reasonably possible that the payments could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $75 million is included in the “Other” category as the timing and amount of these payments is not known until the matters are resolved with relevant tax authorities. For additional information, see Notes to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $43 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

The following table details the guaranteed lease payments during the next five fiscal years:

Fiscal Year (in millions)
2014	$19
2015	11
2016	7
2017	4
2018	2
Thereafter	—
Total	$43

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $22 million as of February 1, 2014 and $36 million as of February 2, 2013. The estimated fair value of these guarantee obligations was $1 million as of February 1, 2014 and $2 million as of February 2, 2013, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets. The decrease in the fair value from February 2, 2013 to February 1, 2014 reflects the decrease in the remaining obligation period.
Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We had no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of February 1, 2014 and February 2, 2013.
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

Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $2 million for 2013. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $2 million for 2013.
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
In the fourth quarter of 2012, we concluded that the continued negative operating results of the Henri Bendel business were an indicator of potential impairment of the Henri Bendel long-lived store assets. We calculated the impairment by comparing the estimated discounted cash flows at each store to its respective carrying value and recognized an impairment charge of $27 million. This impairment charge is included in Cost of Goods Sold, Buying & Occupancy on the 2012 Consolidated Statement of Income. Based on the evaluation performed in the fourth quarter of 2013, we concluded that no impairment charge was necessary in 2013. The remaining carrying value of the Henri Bendel long-lived stores assets was $5 million and $6 million as of February 1, 2014 and February 2, 2013, respectively.
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, pursuant to Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, we perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we then estimate the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. Our reporting units are determined in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other. Our reporting units that have goodwill are Victoria's Secret Stores, Victoria's Secret Direct, and Bath & Body Works.
The carrying value of goodwill for La Senza was reduced to zero as of February 2, 2013 due to impairments of $189 million, $119 million and $12 million in 2008, 2011 and 2012, respectively. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
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
The carrying value of trade names for La Senza was reduced to zero as of February 2, 2013 due to impairments of $26 million, $3 million, $113 million and $81 million in 2008, 2009, 2011 and 2012, respectively. For additional information, see Note 7 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
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
Income Taxes
We account for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested for the foreseeable future.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Risk
The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates. We use derivative financial instruments like the cross-currency swaps, forward contracts and interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.
Foreign Exchange Rate Risk
We have operations in foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. To mitigate the translation risk to our earnings and the fair value of our Canadian operations associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk to our Canadian net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate.

In addition, our Canadian dollar and British pound denominated earnings are subject to exchange rate risk as substantially all of our merchandise sold in Canada and the U.K. is sourced through U.S. dollar transactions. We utilize foreign currency forward contracts to partially offset these risks.
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
All of our long-term debt as of February 1, 2014 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of February 1, 2014, we have interest rate swap arrangements with notional amounts of $200 million related to a portion of our 2017 Notes and $200 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of February 1, 2014, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Long-term Debt (a):
Carrying Value	$4,976	$4,477
Fair Value, Estimated (b)	5,333	5,023
Cross-currency Swap Arrangements (c)	13	59
Fixed-to-Floating Interest Rate Swap Arrangements (c)	(5)	—
________________

(a)	The increase in the long-term debt is related to the issuance of the October 2023 Notes.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an (asset) liability position.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
L BRANDS, INC.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2013 and 2011 refer to the 52-week periods ending February 1, 2014 and January 28, 2012, respectively, and 2012 represents the 53-week period ending February 2, 2013.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 1, 2014.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of L Brands, Inc.:

We have audited L Brands, Inc.'s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). L Brands, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, L Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of L Brands, Inc. as of February 1, 2014 and February 2, 2013, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended February 1, 2014 of L Brands, Inc., and our report dated March 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
March 21, 2014

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of L Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of L Brands, Inc. as of February 1, 2014 and February 2, 2013, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended February 1, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L Brands, Inc. at February 1, 2014 and February 2, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended February 1, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L Brands, Inc.'s internal control over financial reporting as of February 1, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
March 21, 2014

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2013	2012	2011
Net Sales	$10,773	$10,459	$10,364
Costs of Goods Sold, Buying and Occupancy	(6,344)	(6,073)	(6,307)
Gross Profit	4,429	4,386	4,057
General, Administrative and Store Operating Expenses	(2,686)	(2,720)	(2,698)
Impairment of Goodwill and Other Intangible Assets	—	(93)	(232)
Gain on Divestiture of Third-party Apparel Sourcing Business	—	—	111
Operating Income	1,743	1,573	1,238
Interest Expense	(314)	(316)	(246)
Other Income	17	24	235
Income Before Income Taxes	1,446	1,281	1,227
Provision for Income Taxes	543	528	377
Net Income	$903	$753	$850
Net Income Per Basic Share	$3.12	$2.60	$2.80
Net Income Per Diluted Share	$3.05	$2.54	$2.70

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2013	2012	2011
Net Income	$903	$753	$850
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	(50)	5	3
Foreign Currency Translation	40	(2)	(1)
Unrealized Gain (Loss) on Cash Flow Hedges	46	1	(3)
Total Other Comprehensive Income (Loss), Net of Tax	36	4	(1)
Total Comprehensive Income	$939	$757	$849

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	February 1, 2014	February 2, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,519	$773
Accounts Receivable, Net	244	203
Inventories	1,165	1,004
Deferred Income Taxes	28	29
Other	194	196
Total Current Assets	3,150	2,205
Property and Equipment, Net	2,045	1,803
Goodwill	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	412
Other Assets	274	281
Total Assets	$7,198	$6,019
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$599	$541
Accrued Expenses and Other	787	807
Current Portion of Long-term Debt	215	—
Income Taxes	225	190
Total Current Liabilities	1,826	1,538
Deferred Income Taxes	210	200
Long-term Debt	4,761	4,477
Other Long-term Liabilities	770	818
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 307 and 304 shares issued; 291 and 289 shares outstanding, respectively	154	152
Paid-in Capital	302	186
Accumulated Other Comprehensive Income	40	4
Retained Earnings (Accumulated Deficit)	(118)	(672)
Less: Treasury Stock, at Average Cost; 16 and 15 shares, respectively	(748)	(685)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(370)	(1,015)
Noncontrolling Interest	1	1
Total Equity (Deficit)	(369)	(1,014)
Total Liabilities and Equity (Deficit)	$7,198	$6,019

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 29, 2011	321	$164	$164	$1	$1,354	$(207)	$1	$1,477
Net Income	—	—	—	—	850	—	—	850
Other Comprehensive Income (Loss)	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income (Loss)	—	—	—	(1)	850	—	—	849
Cash Dividends ($3.80 per share)	—	—	—	—	(1,144)	—	—	(1,144)
Repurchase of Common Stock	(32)	—	—	—	—	(1,194)	—	(1,194)
Treasury Share Retirement	—	(19)	(286)	—	(1,036)	1,341	—	—
Exercise of Stock Options and Other	6	3	147	—	—	—	—	150
Balance, January 28, 2012	295	$148	$25	$—	$24	$(60)	$1	$138
Net Income	—	—	—	—	753	—	—	753
Other Comprehensive Income	—	—	—	4	—	—	—	4
Total Comprehensive Income	—	—	—	4	753	—	—	757
Cash Dividends ($5.00 per share)	—	—	—	—	(1,449)	—	—	(1,449)
Repurchase of Common Stock	(14)	—	—	—	—	(625)	—	(625)
Exercise of Stock Options and Other	8	4	161	—	—	—	—	165
Balance, February 2, 2013	289	$152	$186	$4	$(672)	$(685)	$1	$(1,014)
Net Income	—	—	—	—	903	—	—	903
Other Comprehensive Income	—	—	—	36	—	—	—	36
Total Comprehensive Income	—	—	—	36	903	—	—	939
Cash Dividends ($1.20 per share)	—	—	—	—	(349)	—	—	(349)
Repurchase of Common Stock	(1)	—	—	—	—	(63)	—	(63)
Exercise of Stock Options and Other	3	2	116	—	—	—	—	118
Balance, February 1, 2014	291	$154	$302	$40	$(118)	$(748)	$1	$(369)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2013	2012	2011
Operating Activities
Net Income	$903	$753	$850
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	407	389	391
Amortization of Landlord Allowances	(39)	(35)	(35)
Deferred Income Taxes	18	11	(37)
Share-based Compensation Expense	85	73	51
Excess Tax Benefits from Share-based Compensation	(36)	(116)	(48)
Goodwill and Intangible Asset Impairment Charges	—	93	232
Long-lived Store Asset Impairment Charges	—	27	—
Gain on Distributions from Easton Investments	—	(13)	—
Gain on Sale of Assets	—	(3)	—
Expense related to Contribution of Express Common Stock to The Limited Brands Foundation	—	—	163
Gain on Contribution of Express Common Stock to The Limited Brands Foundation	—	—	(147)
Gain on Divestiture of Third-party Apparel Sourcing Business	—	—	(111)
Gain on Sale of Express Common Stock	—	—	(86)
Changes in Assets and Liabilities, Net of Assets and Liabilities related to Divestitures:
Accounts Receivable	(43)	5	(152)
Inventories	(168)	(7)	(27)
Accounts Payable, Accrued Expenses and Other	1	(43)	106
Income Taxes Payable	74	139	13
Other Assets and Liabilities	46	78	103
Net Cash Provided by Operating Activities	1,248	1,351	1,266
Investing Activities
Capital Expenditures	(691)	(588)	(426)
Return of Capital from Third-party Apparel Sourcing Business Investment	46	22	—
Return of Capital from Easton Investments	—	13	—
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	—	124
Proceeds from Sale of Express Common Stock	—	—	99
Other Investing Activities	(10)	22	(23)
Net Cash Used for Investing Activities	(655)	(531)	(226)
Financing Activities
Proceeds from Long-term Debt, Net of Issuance Costs	495	985	981
Borrowings from Revolving Facility	290	—	—
Repayments on Revolving Facility	(290)	—	—
Payments of Long-term Debt	—	(57)	—
Financing Costs	—	—	(7)
Repurchase of Common Stock	(60)	(629)	(1,190)
Dividends Paid	(349)	(1,449)	(1,144)
Excess Tax Benefits from Share-based Compensation	36	116	48
Proceeds from Exercise of Stock Options and Other	32	52	75
Net Cash Provided by (Used for) Financing Activities	154	(982)	(1,237)
Effects of Exchange Rate Changes on Cash	(1)	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	746	(162)	(195)
Cash and Cash Equivalents, Beginning of Year	773	935	1,130
Cash and Cash Equivalents, End of Year	$1,519	$773	$935

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada and the United Kingdom (“U.K.”), which are primarily mall-based, and through its websites, catalogue and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2013” and “2011” refer to the 52-week periods ending February 1, 2014 and January 28, 2012, respectively. “2012” refers to the 53-week period ending February 2, 2013.
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
Express
In April 2011, the Company sold a portion of its remaining shares of common stock in Express in an Express secondary offering, which reduced the Company’s ownership in Express from 14% to 8%. A gain was recognized upon the disposition of the shares. In April 2011, the Company also formally renounced its rights to its Express Board of Directors’ seat. As a result, the Company changed its accounting for its investment in Express from the cost method to the available-for-sale method of accounting in the first quarter of 2011.

In July 2011, the Company contributed all of its remaining shares of common stock in Express to The Limited Brands Foundation. For additional information, see Note 8, “Equity Investments and Other.”

Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which totaled $62 million as of February 1, 2014 and $59 million as of February 2, 2013, are included in Accounts Payable on the Consolidated Balance Sheets.
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
Advertising Costs
Advertising and catalogue costs are expensed at the time the promotion first appears in media or in the store or when the advertising is mailed. Advertising and catalogue costs totaled $452 million for 2013, $460 million for 2012 and $474 million for 2011.
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

Goodwill and Intangible Assets
The Company has certain intangible assets resulting from business combinations and acquisitions that are recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives ranging from 3 to 5 years.
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
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, pursuant to Accounting Standards Update ("ASU") No. 2011-08, Testing Goodwill for Impairment, the Company performs a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, the Company recognizes an impairment charge equal to the difference. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. The Company's reporting units that have goodwill are Victoria's Secret Stores, Victoria's Secret Direct and Bath & Body Works.
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
Leases and Leasehold Improvements
The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon the store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements totaled $131 million as of February 1, 2014 and $120 million as of February 2, 2013. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company receives construction allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period) and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which totaled $181 million as of February 1, 2014 and $178 million as of February 2, 2013, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested for the foreseeable future.
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

Costs of Goods Sold, Buying and Occupancy
The Company’s costs of goods sold include merchandise costs, net of discounts and allowances, freight and inventory shrinkage. The Company’s buying and occupancy expenses primarily include payroll, benefit costs and operating expenses for its buying departments and distribution network, rent, common area maintenance, real estate taxes, utilities, maintenance, fulfillment expenses and depreciation for the Company’s stores, warehouse facilities and equipment.
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
The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Weighted-average Common Shares:
Issued Shares	306	302	323
Treasury Shares	(16)	(12)	(19)
Basic Shares	290	290	304
Effect of Dilutive Options and Restricted Stock	6	7	10
Diluted Shares	296	297	314
Anti-dilutive Options and Awards (a)	1	1	1
 ________________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

3. Divestitures
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested 51% of its ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners for pre-tax cash proceeds of $124 million. The Company recorded a pre-tax gain on the divestiture of $111 million in the fourth quarter of 2011. For additional information, see Note 8, “Equity Investments and Other.”

Express
During the period between April 2011 through July 2011, the Company completed the divestiture of its remaining 14% ownership in Express through the following transactions:

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

For additional information, see Note 8, “Equity Investments and Other.”

4. Restructuring Activities
During the fourth quarter of 2011, the Company initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. The Company recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million, including non-cash charges of $5 million, in the fourth quarter of 2011. The restructuring charges of $17 million and $7 million are included in Cost of Goods Sold, Buying and Occupancy and General, Administrative and Store Operating Expenses, respectively, on the 2011 Consolidated Statement of Income. In 2012, the Company made cash payments of $11 million and decreased the estimate of expected contract termination costs by $3 million related to this restructuring program. This $3 million change in estimate was included in Cost of Goods Sold, Buying and Occupancy on the 2012 Consolidated Statements of Income. During 2013, the Company made cash payments of $3 million and decreased the estimate of expected contract termination costs by an additional $1 million related to this restructuring program. The remaining balance of $1 million is included in Other Long-term Liabilities on the February 1, 2014 Consolidated Balance Sheet.
During the second quarter of 2012, the Company initiated a second restructuring program designed to further resize the La Senza store fleet. In 2012, the Company recognized a pre-tax charge of $17 million, including non-cash charges of $6 million. Restructuring charges of $16 million and $1 million are included in Cost of Goods Sold, Buying and Occupancy and General, Administrative and Store Operating Expenses, respectively, on the 2012 Consolidated Statement of Income. In 2012, the Company made cash payments of $5 million related to this restructuring program. During 2013, the Company made cash payments of $3 million and decreased the estimate of expected contract termination costs by $1 million related to this restructuring program. Of the remaining balance of $2 million, $1 million is included in Accrued Expenses and Other and $1 million is included in Other Long-term Liabilities on the February 1, 2014 Consolidated Balance Sheet.

5. Inventories
The following table provides details of inventories as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Finished Goods Merchandise	$1,073	$916
Raw Materials and Merchandise Components	92	88
Total Inventories	$1,165	$1,004

6. Property and Equipment, Net
The following table provides details of property and equipment, net as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Land	$58	$60
Buildings and Improvements	408	402
Furniture, Fixtures, Software and Equipment	2,984	2,715
Leasehold Improvements	1,534	1,359
Construction in Progress	117	186
Total	5,101	4,722
Accumulated Depreciation and Amortization	(3,056)	(2,919)
Property and Equipment, Net	$2,045	$1,803

Depreciation expense was $406 million in 2013, $386 million in 2012 and $387 million in 2011.
In the fourth quarter of 2012, the Company concluded that the continued negative operating results of the Henri Bendel business was an indicator of potential impairment for the Henri Bendel long-lived store assets. The Company calculated the impairment by comparing the estimated discounted cash flows at each store to its respective carrying value and recognized an impairment charge of $27 million. This impairment charge is included in Cost of Goods Sold, Buying and Occupancy on the 2012 Consolidated Statement of Income. Based on the evaluation performed in the fourth quarter of 2013, the Company concluded that no impairment charge was necessary in 2013. The carrying value of the Henri Bendel long-lived stores assets was $5 million and $6 million as of February 1, 2014 and February 2, 2013, respectively.

7. Goodwill, Trade Names and Other Intangible Assets, Net
Goodwill
The following table provides the rollforward of goodwill for the fiscal years ended February 1, 2014 and February 2, 2013:

	Victoria’s Secret	Bath & Body Works	Other		Total
	(in millions)
Balance as of January 28, 2012	$690	$628	$12	(a)	$1,330
Impairment	—	—	(12)		(12)
Balance as of February 2, 2013	690	628	—		1,318
Current period changes	—	—	—		—
Balance as of February 1, 2014	$690	$628	$—		$1,318

  ________________
(a) Balance is presented net of a $189 million and $119 million La Senza impairment recognized in the fourth quarter of 2008 and the fourth quarter of 2011, respectively.

The Company tests for goodwill impairment at the reporting unit level. The Company's reporting units with goodwill balances at February 1, 2014 were Victoria's Secret Stores, Victoria's Secret Direct and Bath & Body Works. Goodwill associated with the La Senza reporting unit was fully impaired at February 2, 2013.

Intangible Assets—Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names which are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. The following table provides additional detail regarding the composition of trade names as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Victoria's Secret	$246	$246
Bath & Body Works	165	165
Intangible Assets - Trade Names	$411	$411
Intangible Assets—Finite Lives

Intangible assets with finite lives represent certain trademarks and customer relationships. These assets totaled $1 million as of February 2, 2013 and were included in Trade Names and Other Intangible Assets, Net on the February 2, 2013 Consolidated Balance Sheets. These assets were fully amortized in 2013. Amortization expense was $1 million for 2013, $3 million for 2012 and $4 million for 2011.
Impairment Charges
La Senza
In conjunction with the January 2007 acquisition of La Senza, the Company recognized goodwill, intangible assets with indefinite lives and intangible assets with finite lives. These assets were included in the La Senza reporting unit which is included in Other in the Company's segment reporting.
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
In conjunction with the transaction, the Company entered into transition services agreements whereby the Company is providing support in various operational areas including logistics, technology and finance. The terms of these transition services arrangements varied and ranged from two months to three years with the last one expiring in October 2014.
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
In 2013, the Company received $64 million in dividends from the third-party apparel sourcing business. These dividends reduced the Company's carrying value in the investment. Of these dividends, $46 million is included in Return of Capital from Third-party Apparel Sourcing Business Investment within the Investing Activities section of the 2013 Consolidated Statement of Cash Flows and $18 million is included in Other Assets and Liabilities within the Operating Activities section of the 2013 Consolidated Statement of Cash Flows.
The Company's carrying value for this investment was $3 million as of February 1, 2014 and $52 million as of February 2, 2013 and is included in Other Assets on the Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income on the Consolidated Statements of Income.
Express
In July 2007, the Company completed the divestiture of 75% of its ownership interest in Express.
In 2010, Express completed an IPO and secondary offering and the Company’s ownership interest was diluted from 25% to 14%. As a result, the Company changed its accounting for its investment in Express from the equity method to the cost method of accounting.

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
The Company maintains agreements with Express whereby the Company continues to provide logistics services and lease office space. The Company's third-party apparel sourcing business, which the Company divested in the fourth quarter of 2011, provided merchandise sourcing services to Express. The Company recognized merchandise sourcing revenue from Express of $325 million in 2011.
Limited Stores
In August 2007, the Company completed the divestiture of 75% of its ownership interest in Limited Stores. In June 2010, the Company completed the divestiture of its remaining 25% ownership interest in Limited Stores and resigned its seats on Limited Stores’ Board of Directors.
The Company maintains agreements with Limited Stores whereby the Company continues to provide logistics services. The Company's third-party apparel sourcing business, which the Company divested in the fourth quarter of 2011, provided merchandise sourcing services to Limited Stores. The Company recognized merchandise sourcing revenue from Limited Stores of $83 million in 2011.
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $105 million as of February 1, 2014 and $75 million as of February 2, 2013 and are recorded in Other Assets on the Consolidated Balance Sheets. In the third quarter of 2012, the Company received $13 million in cash distributions from certain of the Company's investments in Easton which are included in Return of Capital from Easton Investments within the Investing Activities section on the 2012 Consolidated Statement of Cash Flow. The Company recognized a pre-tax gain of $13 million which is included in Other Income on the 2012 Consolidated Statements of Income.
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

9. Accrued Expenses and Other
The following table provides additional information about the composition of accrued expenses and other as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$207	$202
Compensation, Payroll Taxes and Benefits	173	180
Interest	86	79
Taxes, Other Than Income	63	84
Accrued Claims on Self-insured Activities	37	37
Returns Reserve	29	28
Rent	24	26
Other	168	171
Total Accrued Expenses and Other	$787	$807

10. Income Taxes
The following table provides the components of the Company’s provision for income taxes for 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Current:
U.S. Federal	$407	$432	$357
U.S. State	90	67	46
Non-U.S.	28	18	11
Total	525	517	414
Deferred:
U.S. Federal	11	14	6
U.S. State	3	4	1
Non-U.S.	4	(7)	(44)
Total	18	11	(37)
Provision for Income Taxes	$543	$528	$377

The Non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $131 million for 2013, income of $1 million for 2012 and a loss of $37 million for 2011. The 2012 income included the impact of the $93 million impairment of goodwill and other intangible assets at La Senza. The 2011 loss included the impact of the $232 million impairment of goodwill and other intangible assets at La Senza as well as the Non-U.S. portion of the gain on the divestiture of the third-party apparel sourcing business of $105 million.

The 2011 Non-U.S. deferred benefit of $44 million is primarily the result of the reversal of a deferred tax liability associated with the La Senza trade name established upon the acquisition of La Senza.
The Company's income taxes payable has been reduced by the excess tax benefits from employee stock plan awards. For stock options, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and exercise. For restricted stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company had net excess tax benefits from equity awards of $36 million, $116 million and $48 million in 2013, 2012 and 2011, respectively, which were reflected as increases to equity.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2013, 2012 and 2011:

	2013	2012	2011
Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	3.8%	4.0%	4.0%
Impact of Non-U.S. Operations	(1.4)%	1.1%	(2.2)%
Express Charitable Contribution	—%	—%	(5.0)%
Non-deductible Impairment of Goodwill and Other Intangible Assets	—%	2.4%	4.3%
Non-U.S. Portion of the Divestiture of Third-party Apparel Sourcing Business	—%	—%	(3.0)%
Other Items, Net	0.1%	(1.3)%	(2.4)%
Effective Tax Rate	37.5%	41.2%	30.7%
Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of February 1, 2014 and February 2, 2013. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	February 1, 2014			February 2, 2013
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$46	$—	$46	$43	$—	$43
Non-qualified Retirement Plan	94	—	94	86	—	86
Property and Equipment	—	(219)	(219)	—	(190)	(190)
Goodwill	—	(15)	(15)	—	(15)	(15)
Trade Names and Other Intangibles	—	(139)	(139)	—	(138)	(138)
State Net Operating Loss Carryforwards	21	—	21	23	—	23
Non-U.S. Operating Loss Carryforwards	161	—	161	151	—	151
Valuation Allowance	(183)	—	(183)	(171)	—	(171)
Other, Net	71	—	71	67	—	67
Total Deferred Income Taxes	$210	$(373)	$(163)	$199	$(343)	$(144)

As of February 1, 2014, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2014 through 2033. The Company has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided for the deferred tax asset.
As of February 1, 2014, the Company had available for non-U.S. tax purposes net operating loss carryforwards which expire, if unused, in the years 2027 through 2033. The Company has determined that it is more likely than not that all of the net operating loss carryforwards will not be realized and a valuation allowance has been provided for the net deferred tax assets, including the net operating loss carryforwards, of the related tax loss entities.

As of February 1, 2014, accumulated undistributed earnings from non-U.S. subsidiaries are $113 million. Any unrecognized deferred income tax liability resulting from these foreign earnings is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income tax payments were $468 million for 2013, $336 million for 2012 and $400 million for 2011.

Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2013, 2012 and 2011, without interest and penalties:

	2013	2012	2011
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$185	$146	$147
Increases in Unrecognized Tax Benefits for Prior Years	39	13	4
Decreases in Unrecognized Tax Benefits for Prior Years	(54)	(19)	(33)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	37	52	45
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(34)	(1)	(9)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(6)	(6)	(8)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$167	$185	$146

Of the $167 million, $185 million and $146 million of total unrecognized tax benefits at February 1, 2014, February 2, 2013, and January 28, 2012, respectively, approximately $143 million, $160 million and $131 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $118 million could change in the next twelve months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense (benefit) of $4 million, $1 million and $(7) million in 2013, 2012, and 2011, respectively. The Company has accrued approximately $30 million and $26 million for the payment of interest and penalties as of February 1, 2014 and February 2, 2013, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. At the end of 2013, the Company was subject to examination by the IRS for 2010 through 2012. The Company is also subject to various U.S. state and local income tax examinations for the years 2004 to 2012. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2003 to 2012. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

11. Long-term Debt
The following table provides the Company’s long-term debt balance as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”) (a)	494	489
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,394	$2,889
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”) (b)	$718	$721
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”) (c)	215	218
Total Senior Unsecured Debt	$1,582	$1,588
Total	$4,976	$4,477
Current Portion of Long-term Debt	(215)	—
Total Long-term Debt, Net of Current Portion	$4,761	$4,477
_______________

(a)	The balance as of February 1, 2014 includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million.

(b)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $19 million as of February 1, 2014 and $22 million as of February 2, 2013.

(c)
The principal balance outstanding was $213 million as of both February 1, 2014 and February 2, 2013. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $3 million as of February 1, 2014 and $5 million as of February 2, 2013.

The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2014	$213
2015	—
2016	—
2017	700
2018	—
Thereafter	4,050

Cash paid for interest was $300 million in 2013, $276 million in 2012 and $225 million in 2011.

Issuance of Notes
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
In October 2013, the Company issued $500 million of 5.625% notes due in October 2023 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of October 2023 and are included within Other Assets on the February 1, 2014 Consolidated Balance Sheet.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of February 1, 2014, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.

During the third quarter of 2013, the Company borrowed and repaid $290 million under the Revolving Facility. The maximum daily amount outstanding at any point in time during the third quarter of 2013 was $140 million.
As of February 1, 2014, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of February 1, 2014 that reduce its remaining availability under the Revolving Facility.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 12, “Derivative Instruments.”

12. Derivative Instruments
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Other Long-term Liabilities	$13	$59

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for 2013 and 2012:

	Location	2013	2012
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$46	$1
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (a)	Other Income	(50)	5
________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk
Interest Rate Designated Fair Value Hedges

In 2013, the Company entered into interest rate swap arrangements related to $200 million of the outstanding 2017 Notes and $200 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage.
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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Other Assets	$5	$—

13. Fair Value Measurements
The following table provides a summary of the carrying value and fair value of long-term debt as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Carrying Value	$4,976	$4,477
Fair Value (a)	5,333	5,023
________________

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosure. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of February 1, 2014 and February 2, 2013:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of February 1, 2014
Assets:
Cash and Cash Equivalents	$1,519	$—	$—	$1,519
Interest Rate Designated Fair Value Hedges	—	5	—	5
Liabilities:
Cross-currency Cash Flow Hedges	—	13	—	13
Lease Guarantees	—	—	1	1
As of February 2, 2013
Assets:
Cash and Cash Equivalents	$773	$—	$—	$773
Liabilities:
Cross-currency Cash Flow Hedges	—	59	—	59
Lease Guarantees	—	—	2	2

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

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for 2013 and 2012:

	2013	2012
	(in millions)
Beginning Balance	$2	$4
Change in Estimated Fair Value Reported in Earnings	(1)	(2)
Ending Balance	$1	$2

The Company’s lease guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of certain businesses. The fair value of these lease guarantees is impacted by economic conditions, probability of rent obligation payments, period of obligation as well as the discount rate utilized. For additional information, see Note 16, “Commitments and Contingencies.”

14. Comprehensive Income
Comprehensive Income consists of gains and losses on derivative instruments and foreign currency translation adjustments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity (Deficit).
The following table provides the rollforward of accumulated other comprehensive income for 2013:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2013	$(10)	$14	$4
Other Comprehensive Income Before Reclassifications	40	46	86
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(50)	(50)
Current-period Other Comprehensive Income (Loss)	40	(4)	36
Balance as of February 1, 2014	30	10	40
The following table provides the rollforward of accumulated other comprehensive income for 2012:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2012	$(8)	$8	$—
Current-period Other Comprehensive Income (Loss)	(2)	6	4
Balance as of February 2, 2013	(10)	14	4

The components of accumulated other comprehensive income above are presented net of tax as applicable.

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Location on Consolidated Statements of Income

Cash Flow Hedges	$(50)	Other Income
	—	Provision for Income Taxes
	(50)	Net Income

15. Leases
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
The following table provides rent expense for 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Store Rent:
Fixed Minimum	$482	$453	$437
Contingent	59	60	50
Total Store Rent	541	513	487
Office, Equipment and Other	72	67	62
Gross Rent Expense	613	580	549
Sublease Rental Income	(2)	(2)	(3)
Total Rent Expense	$611	$578	$546

The following table provides the Company’s minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2014	$559
2015	526
2016	478
2017	418
2018	338
Thereafter	1,371
 ________________

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.
The Company’s future sublease income under noncancelable subleases was $7 million as of February 1, 2014, which included $2 million of rent commitments related to disposed businesses under master lease arrangements.

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

In July 2009, a complaint was filed against the Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees, and injunctive relief. In November 2011, a jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011 and the trial court awarded future royalty payments through 2015. In January 2013, the Company appealed the judgment against the Company with the Court of Appeals for the Federal Circuit. Shortly before the Company's appeal was filed, the Federal Court of Appeals ruled in another proceeding involving a different company, that the patents asserted in the Company's case were invalid. As a result, the Company's appeal has been stayed until the conclusion of the other proceeding. On January 14, 2014, the U.S. Supreme Court denied the plaintiff's petition to overturn the Federal Circuit's finding that their patents are invalid. In the Company's matter, although their patents were found to be invalid, the plaintiff has decided to move forward with the appeal process. Based on the decision that the plaintiff's patents are invalid and on the Company's other arguments, the Company believes the Federal Court of Appeals should grant the Company's appeal. The Company intends to vigorously defend against this action.
Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $43 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $22 million as of February 1, 2014 and $36 million as of February 2, 2013. The estimated fair value of these guarantee obligations was $1 million as of February 1, 2014 and $2 million as of February 2, 2013, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of February 1, 2014 and February 2, 2013.

17. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan and a non-qualified supplemental retirement plan for substantially all of its associates within the U.S. Participation in the tax-qualified plan is available to associates who meet certain age and service requirements. Participation in the non-qualified plan is available to associates who meet certain age, service, job level and compensation requirements.
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $56 million for 2013, $55 million for 2012 and $51 million for 2011.
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
The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of February 1, 2014 and February 2, 2013:

	February 1, 2014	February 2, 2013
	(in millions)
Balance at Beginning of Year	$228	$214
Contributions:
Associate	13	12
Company	11	12
Interest	11	12
Distributions	(20)	(22)
Balance at End of Year	$243	$228

Total expense recognized related to the non-qualified plan was $22 million for 2013, $24 million for 2012 and $26 million for 2011.

18. Shareholders’ Equity (Deficit)
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years 2013, 2012 and 2011:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2013	2012	2011	2013	2012	2011
	(in millions)	(in thousands)			(in millions)
November 2012 (a)	$250	1,377	245	NA	$63	$11	NA	$45.80
February 2012 (b)	500	NA	9,871	NA	NA	450	NA	45.61
November 2011	250	NA	3,657	2,116	NA	164	$85	44.90
May 2011	500	NA	NA	13,293	NA	NA	500	37.59
March 2011	500	NA	NA	13,695	NA	NA	500	36.49
November 2010 (c)	200	NA	NA	3,431	NA	NA	109	31.68
Total		1,377	13,773	32,535	$63	$625	$1,194
 ________________

(a)	The November 2012 repurchase program had $176 million remaining as of February 1, 2014.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

(c)	The November 2010 repurchase program had $31 million remaining at the time it was cancelled in conjunction with the approval of the March 2011 repurchase program.

NA	Not applicable
There were $3 million share repurchases reflected in Accounts Payable on the February 1, 2014 Consolidated Balance Sheet. There were no share repurchases reflected in Accounts Payable as of February 2, 2013.
Subsequent to February 1, 2014, the Company repurchased an additional 0.3 million shares of common stock for $15 million under the November 2012 repurchase program.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the fiscal years 2013, 2012 and 2011:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2013
Fourth Quarter	$0.30	$—	$0.30	$88
Third Quarter	0.30	—	0.30	87
Second Quarter	0.30	—	0.30	87
First Quarter	0.30	—	0.30	87
2013 Total	$1.20	$—	$1.20	$349
2012
Fourth Quarter	$0.25	$3.00	$3.25	$942
Third Quarter	0.25	1.00	1.25	361
Second Quarter	0.25	—	0.25	73
First Quarter	0.25	—	0.25	73
2012 Total	$1.00	$4.00	$5.00	$1,449
2011
Fourth Quarter	$0.20	$2.00	$2.20	$653
Third Quarter	0.20	—	0.20	60
Second Quarter	0.20	1.00	1.20	367
First Quarter	0.20	—	0.20	64
2011 Total	$0.80	$3.00	$3.80	$1,144
Subsequent to February 1, 2014, the Board of Directors declared an increase in the first quarter 2014 ordinary dividend from $0.30 to $0.34 per share and a special dividend of $1 per share. Both dividends, totaling $390 million, were paid on March 7, 2014 to shareholders of record at the close of business on February 21, 2014.
Treasury Stock Retirement
In December 2011, the Company retired 39 million shares of its treasury stock. The retirement resulted in a reduction of $1.341 billion in Treasury Stock, $19 million in the par value of Common Stock, $286 million in Paid-in Capital and $1.036 billion in Retained Earnings.

19. Share-based Compensation
Plan Summary
In 2011, the Company's shareholders approved the 2011 Stock Option and Performance Incentive Plan. The plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of ten years. Stock options generally vest ratably over 3 to 5 years. Restricted stock generally vests (the restrictions lapse) at the end of a three year period or on a graded basis over a five year period.
Under the Company’s plan, approximately 143 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 14 million options and shares were available for grant as of February 1, 2014.
From time to time the Company’s Board of Directors will declare special dividends. For additional information, see Note 18, "Shareholders' Equity." In accordance with the anti-dilutive provisions of the stock plan, in these circumstances the Company adjusts both the exercise price and the number of share-based awards outstanding as of the record date of the special dividends. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price are approximately equal immediately before and after the adjustments. Therefore, no compensation expense is recognized.

Stock Options
The following table provides the Company’s stock option activity for the fiscal year ended February 1, 2014:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of February 2, 2013	7,035	$23.16
Granted	1,286	45.38
Exercised	(1,928)	17.07
Cancelled	(189)	40.36
Outstanding as of February 1, 2014	6,204	$29.14	6.32	$144,078
Vested and Expected to Vest as of February 1, 2014 (a)	6,004	28.67	6.24	142,246
Options Exercisable as of February 1, 2014	3,232	18.23	4.39	110,323
 ________________

(a)	The number of options expected to vest includes an estimate of expected forfeitures.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $69 million for 2013, $133 million for 2012 and $100 million for 2011.
The total fair value at grant date of option awards vested was $10 million for 2013, $10 million for 2012 and $8 million for 2011.
The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $19 million as of February 1, 2014. This cost is expected to be recognized over a weighted-average period of 2.7 years.
The weighted-average estimated fair value of stock options granted was $9.71 per share for 2013, $13.89 per share for 2012 and $9.35 per share for 2011.
Cash received from stock options exercised was $32 million for 2013, $53 million for 2012 and $75 million for 2011. Tax benefits realized from tax deductions associated with stock options exercised were $14 million for 2013, $42 million for 2012 and $34 million for 2011.
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
The following table contains the weighted-average assumptions used during 2013, 2012 and 2011:

	2013	2012	2011
Expected Volatility	35%	47%	48%
Risk-free Interest Rate	0.8%	1.0%	1.9%
Dividend Yield	3.4%	2.7%	4.1%
Expected Life (in years)	4.7	4.8	5.0

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

Restricted Stock
The following table provides the Company’s restricted stock activity for the fiscal year ended February 1, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of February 2, 2013	8,094	$28.13
Granted	2,004	42.56
Vested	(2,276)	17.79
Cancelled	(427)	35.31
Unvested as of February 1, 2014	7,395	34.82

The Company’s total intrinsic value of restricted stock vested was $106 million for 2013, $257 million for 2012 and $83 million for 2011.
The Company’s total fair value at grant date of awards vested was $40 million for 2013, $37 million for 2012 and $32 million for 2011. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.
As of February 1, 2014, there was $109 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Tax benefits realized from tax deductions associated with restricted stock vested were $40 million for 2013, $90 million for 2012 and $31 million for 2011.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2013, 2012 and 2011:

	2013	2012	2011
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$22	$19	$14
General, Administrative and Store Operating Expenses	63	54	37
Total Share-based Compensation Expense	$85	$73	$51

Share-based compensation expense is based on awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and adjusts, if necessary, in subsequent periods based on historical experience and expected future termination rates.
The tax benefit associated with recognized share-based compensation expense was $29 million for 2013, $25 million for 2012 and $17 million for 2011.

20. Segment Information

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

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	Henri Bendel, operator of 29 specialty stores, which feature accessories and personal care products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information as of and for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012:

	Victoria’s Secret	Bath & Body Works	Other	Total
	(in millions)
February 1, 2014
Net Sales	$6,681	$2,932	$1,160	$10,773
Depreciation and Amortization	168	60	140	368
Operating Income (Loss)	1,132	618	(7)	1,743
Total Assets	2,681	1,297	3,220	7,198
Capital Expenditures	388	73	230	691
February 2, 2013
Net Sales	$6,574	$2,902	$983	$10,459
Depreciation and Amortization	148	53	153	354
Operating Income (Loss) (a)	1,188	604	(219)	1,573
Total Assets	2,428	1,286	2,305	6,019
Capital Expenditures	268	71	249	588
January 28, 2012
Net Sales	$6,121	$2,674	$1,569	$10,364
Depreciation and Amortization	142	52	162	356
Operating Income (Loss) (a)	1,081	513	(356)	1,238
Total Assets	2,346	1,273	2,489	6,108
Capital Expenditures	161	60	205	426
________________

(a)	Operating Loss for the Other segment includes the effect of the following items:

(i)
In 2012, a $93 million impairment charge related to goodwill and other intangible assets for our La Senza business; a $27 million impairment charge related to long-lived store assets for our Henri Bendel business; and $14 million of expense associated with the store closure initiative at La Senza.

(ii)
In 2011, a $232 million impairment charge related to goodwill and other intangible assets for our La Senza business; a $111 million gain related to the divestiture of 51% of our third-party apparel sourcing business; $163 million of expense related to the charitable contribution of our remaining shares of Express to The Limited Brands Foundation; and $24 million of restructuring expenses at La Senza.

In the fourth quarter of 2011, the Company divested 51% of our third-party apparel sourcing business, which was included in Other in the table above. For additional information, see Note 8, "Equity Investments and Other."

The Company’s international sales, consisting of La Senza, Victoria's Secret Canada, Bath & Body Works Canada and Victoria's Secret U.K. retail sales; non-U.S. franchise, license and wholesale operations; and direct sales shipped internationally, totaled $1.212 billion in 2013, $1.060 billion in 2012 and $943 million in 2011. The Company’s internationally based long-lived assets were $280 million as of February 1, 2014 and $220 million as of February 2, 2013.

In the first quarter of 2014, the Company will change its reportable segments. Results from company-owned Victoria's Secret and Bath & Body Works stores in Canada will be reclassified from Other into the corresponding Victoria's Secret and Bath & Body Works segments. Additionally, a new segment called Victoria's Secret and Bath & Body Works International will be created and will include the Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of North America.

21. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2013:

	Fiscal Quarter Ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014
	(in millions except per share data)
Net Sales	$2,268	$2,516	$2,171	$3,818
Gross Profit	941	989	857	1,642
Operating Income	311	358	211	863
Income Before Income Taxes	235	282	142	787
Net Income	143	178	92	490
Net Income Per Basic Share (a)	$0.49	$0.62	$0.32	$1.69
Net Income Per Diluted Share (a)	$0.48	$0.61	$0.31	$1.65
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

(e)
The Company utilizes the retail calendar for reporting. As such, the results for fiscal years 2013 and 2012 represent the 52-week period ended February 1, 2014 and 53-week period ended February 2, 2013, respectively. The 2013 fourth quarter consists of a thirteen week period versus a fourteen week period in 2012.

22. Subsequent Events
Subsequent to February 1, 2014, the Company repurchased an additional 0.3 million shares of common stock for $15 million under the November 2012 repurchase program. Additionally, the Company declared the first quarter ordinary dividend of $0.34 per share and a special dividend of $1 per share. The dividends totaled $390 million. For additional information, see Note 18, "Shareholders' Equity."

Under the Company’s Related Person Transaction Policy (the “Related Person Transaction Policy”), subject to certain exceptions, directors and executive officers of the Company are required to notify the Company of the existence or potential existence of any financial or commercial transaction, agreement or relationship involving the Company in which a director or executive officer or his or her immediate family members has a direct or indirect material interest. Each such transaction must be approved by the Board or a committee consisting solely of independent directors after consideration of all material facts and circumstances.
The Company is engaged in several projects designed to increase our speed and agility in producing products that satisfy our customers. In the case of our beauty, personal care and home fragrance businesses, the development of supplier facilities in close proximity to our headquarters and distribution facilities in central Ohio has been an integral part of capturing the many business benefits of speed and agility. The New Albany Company (“NACO”), a business beneficially owned by Mr. and Mrs. Wexner, is in the business of developing real estate, including industrial parks, and has sold land (and may in the future sell land) to certain vendors or third party developers in connection with the continuing development of an industrial park focused on the foregoing business categories (the “Beauty Park”) in New Albany, Ohio. This matter was evaluated by the Audit Committee of the Board of Directors, which concluded that the underlying transactions were in the best interests of the Company and its stockholders generally. The Audit Committee continues to monitor such vendor and third party transactions on an ongoing basis.
In light of the Company’s highly favorable experience with vendors at the Beauty Park and our growth plans for the beauty, personal care and home fragrance businesses, it was determined that new Company facilities required to achieve such projected growth should also be located as close as possible to the Beauty Park. The Company identified certain land owned by NACO that, together with certain other adjacent parcels owned by a number of third parties, constituted sufficient acreage in immediate proximity to the Beauty Park that would be suitable for this purpose. After review in accordance with our Related Person Transaction Policy, with advice from independent counsel and real estate appraisers and advisors, the Audit Committee, as well as all of the members of Board of Directors who are not affiliated with the Wexners, determined that the purchase of the NACO land for approximately $21 million, and the assumption from NACO of contracts to purchase the adjacent parcels directly from third parties for approximately $7 million, were in the best interests of the Company and its stockholders generally. This determination was made in reliance on, among other things, an opinion received from an independent financial advisor with specialized expertise in commercial real estate that such transaction was fair to the Company from a financial point of view.

23. Supplemental Guarantor Financial Information
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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of February 1, 2014 and February 2, 2013 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the years ended February 1, 2014, February 2, 2013 and January 28, 2012.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	February 1, 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,353	$166	$—	$1,519
Accounts Receivable, Net	—	173	71	—	244
Inventories	—	966	199	—	1,165
Deferred Income Taxes	—	44	(16)	—	28
Other	—	105	89	—	194
Total Current Assets	—	2,641	509	—	3,150
Property and Equipment, Net	—	1,197	848	—	2,045
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,468	14,065	1,099	(19,632)	—
Other Assets	186	19	680	(611)	274
Total Assets	$4,654	$19,651	$3,136	$(20,243)	$7,198
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3	$316	$280	$—	$599
Accrued Expenses and Other	86	410	291	—	787
Current Portion of Long-term Debt	215	—	—	—	215
Income Taxes	(1)	176	50	—	225
Total Current Liabilities	303	902	621	—	1,826
Deferred Income Taxes	(4)	(27)	241	—	210
Long-term Debt	4,761	597	—	(597)	4,761
Other Long-term Liabilities	3	581	201	(15)	770
Total Equity (Deficit)	(409)	17,598	2,073	(19,631)	(369)
Total Liabilities and Equity (Deficit)	$4,654	$19,651	$3,136	$(20,243)	$7,198

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	February 2, 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$417	$356	$—	$773
Accounts Receivable, Net	—	140	63	—	203
Inventories	—	847	157	—	1,004
Deferred Income Taxes	—	39	(10)	—	29
Other	2	117	77	—	196
Total Current Assets	2	1,560	643	—	2,205
Property and Equipment, Net	—	1,001	802	—	1,803
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	1	—	412
Net Investments in and Advances to/from Consolidated Affiliates	3,348	13,968	624	(17,940)	—
Other Assets	188	8	696	(611)	281
Total Assets	$3,538	$18,266	$2,766	$(18,551)	$6,019
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$291	$250	$—	$541
Accrued Expenses and Other	78	425	304	—	807
Income Taxes	1	134	55	—	190
Total Current Liabilities	79	850	609	—	1,538
Deferred Income Taxes	(4)	(9)	213	—	200
Long-term Debt	4,477	597	—	(597)	4,477
Other Long-term Liabilities	4	625	204	(15)	818
Total Equity (Deficit)	(1,018)	16,203	1,740	(17,939)	(1,014)
Total Liabilities and Equity (Deficit)	$3,538	$18,266	$2,766	$(18,551)	$6,019

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2013
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$9,878	$3,441	$(2,546)	$10,773
Costs of Goods Sold, Buying and Occupancy	—	(6,022)	(2,754)	2,432	(6,344)
Gross Profit	—	3,856	687	(114)	4,429
General, Administrative and Store Operating Expenses	(5)	(2,369)	(428)	116	(2,686)
Operating Income (Loss)	(5)	1,487	259	2	1,743
Interest Expense	(314)	(28)	(11)	39	(314)
Other Income (Loss)	—	—	17	—	17
Income (Loss) Before Income Taxes	(319)	1,459	265	41	1,446
Provision (Benefit) for Income Taxes	—	305	238	—	543
Equity in Earnings, Net of Tax	1,222	179	450	(1,851)	—
Net Income (Loss)	$903	$1,333	$477	$(1,810)	$903

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2013
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$903	$1,333	$477	$(1,810)	$903
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(50)	—	(50)
Foreign Currency Translation	—	—	40	—	40
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	46	—	46
Total Other Comprehensive Income (Loss), Net of Tax	—	—	36	—	36
Total Comprehensive Income	$903	$1,333	$513	$(1,810)	$939

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2012
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$9,570	$2,954	$(2,065)	$10,459
Costs of Goods Sold, Buying and Occupancy	—	(5,578)	(2,464)	1,969	(6,073)
Gross Profit	—	3,992	490	(96)	4,386
General, Administrative and Store Operating Expenses	(5)	(2,405)	(403)	93	(2,720)
Impairment of Goodwill and Other Intangible Assets	—	—	(93)	—	(93)
Operating Income (Loss)	(5)	1,587	(6)	(3)	1,573
Interest Expense	(316)	(22)	(10)	32	(316)
Other Income (Loss)	—	1	23	—	24
Income (Loss) Before Income Taxes	(321)	1,566	7	29	1,281
Provision (Benefit) for Income Taxes	—	359	169	—	528
Equity in Earnings, Net of Tax	1,074	(125)	432	(1,381)	—
Net Income (Loss)	$753	$1,082	$270	$(1,352)	$753

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2012
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$753	$1,082	$270	$(1,352)	$753
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	2	—	3	—	5
Foreign Currency Translation	—	—	(2)	—	(2)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	1	—	1
Total Other Comprehensive Income (Loss), Net of Tax	2	—	2	—	4
Total Comprehensive Income	$755	$1,082	$272	$(1,352)	$757

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2011
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$9,570	$3,334	$(2,540)	$10,364
Costs of Goods Sold, Buying and Occupancy	—	(5,943)	(2,782)	2,418	(6,307)
Gross Profit	—	3,627	552	(122)	4,057
General, Administrative and Store Operating Expenses	(5)	(2,297)	(517)	121	(2,698)
Impairment of Goodwill and Other Intangible Assets	—	—	(232)	—	(232)
Gain on Divestiture of Third-party Apparel Sourcing Business	—	6	105	—	111
Operating Income (Loss)	(5)	1,336	(92)	(1)	1,238
Interest Expense	(245)	(25)	(12)	36	(246)
Other Income (Loss)	—	1	234	—	235
Income (Loss) Before Income Taxes	(250)	1,312	130	35	1,227
Provision (Benefit) for Income Taxes	2	324	51	—	377
Equity in Earnings, Net of Tax	1,102	108	217	(1,427)	—
Net Income (Loss)	$850	$1,096	$296	$(1,392)	$850

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2011
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$850	$1,096	$296	$(1,392)	$850
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	3	—	—	—	3
Foreign Currency Translation	—	—	(1)	—	(1)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	3	—	(4)	—	(1)
Total Comprehensive Income	$853	$1,096	$292	$(1,392)	$849

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2013
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(302)	$1,267	$283	$—	$1,248
Investing Activities:
Capital Expenditures	—	(475)	(216)	—	(691)
Return of Capital from Third-party Apparel Sourcing Business Investment	—	—	46	—	46
Other Investing Activities	—	—	(10)	—	(10)
Net Cash Used for Investing Activities	—	(475)	(180)	—	(655)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	495	—	—	—	495
Borrowings from Revolving Facility	290	—	—	—	290
Repayments on Revolving Facility	(290)	—	—	—	(290)
Repurchase of Common Stock	(60)	—	—	—	(60)
Dividends Paid	(349)	—	—	—	(349)
Excess Tax Benefits from Share-based Compensation	—	31	5	—	36
Net Financing Activities and Advances to/from Consolidated Affiliates	184	113	(297)	—	—
Proceeds From Exercise of Stock Options and Other	32	—	—	—	32
Net Cash Provided by (Used for) Financing Activities	302	144	(292)	—	154
Effects of Exchange Rate Changes on Cash	—	—	(1)	—	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	—	936	(190)	—	746
Cash and Cash Equivalents, Beginning of Year	—	417	356	—	773
Cash and Cash Equivalents, End of Year	$—	$1,353	$166	$—	$1,519

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2012
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(361)	$1,342	$370	$—	$1,351
Investing Activities:
Capital Expenditures	—	(344)	(244)	—	(588)
Return of Capital from Third-party Apparel Sourcing Business Investment	—	—	22	—	22
Return of Capital from Easton Investments	—	—	13	—	13
Net Investments in Consolidated Affiliates	—	36	—	(36)	—
Other Investing Activities	—	17	5	—	22
Net Cash Provided by (Used for) Investing Activities	—	(291)	(204)	(36)	(531)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	985	—	—	—	985
Payments of Long-term Debt	(57)	—	—	—	(57)
Repurchase of Common Stock	(629)	—	—	—	(629)
Dividends Paid	(1,449)	—	—	—	(1,449)
Excess Tax Benefits from Share-based Compensation	—	95	21	—	116
Net Financing Activities and Advances to/from Consolidated Affiliates	1,459	(1,100)	(395)	36	—
Proceeds From Exercise of Stock Options and Other	52	—	—	—	52
Net Cash Provided by (Used for) Financing Activities	361	(1,005)	(374)	36	(982)
Effects of Exchange Rate Changes on Cash	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	—	46	(208)	—	(162)
Cash and Cash Equivalents, Beginning of Year	—	371	564	—	935
Cash and Cash Equivalents, End of Year	$—	$417	$356	$—	$773

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2011
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(178)	$1,225	$219	$—	$1,266
Investing Activities:
Capital Expenditures	—	(219)	(207)	—	(426)
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	78	46	—	124
Proceeds from Sale of Express Common Stock	—	—	99	—	99
Net Investments in Consolidated Affiliates	—	(36)	—	36	—
Other Investing Activities	—	—	(23)	—	(23)
Net Cash Provided by (Used for) Investing Activities	—	(177)	(85)	36	(226)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	981	—	—	—	981
Financing Costs	(7)	—	—	—	(7)
Repurchase of Common Stock	(1,190)	—	—	—	(1,190)
Dividends Paid	(1,144)	—	—	—	(1,144)
Excess Tax Benefits from Share-based Compensation	—	39	9	—	48
Net Financing Activities and Advances to/from Consolidated Affiliates	1,463	(1,417)	(10)	(36)	—
Proceeds From Exercise of Stock Options and Other	75	—	—	—	75
Net Cash Provided by (Used for) Financing Activities	178	(1,378)	(1)	(36)	(1,237)
Effects of Exchange Rate Changes on Cash	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(330)	135	—	(195)
Cash and Cash Equivalents, Beginning of Year	—	701	429	—	1,130
Cash and Cash Equivalents, End of Year	$—	$371	$564	$—	$935

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 1, 2014 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of February 1, 2014 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors is set forth under the captions “ELECTION OF DIRECTORS—Nominees and Directors”, “—Director Independence”, “—Board Leadership Structure ”, “—Risk Oversight; Certain Compensation Matters”, “—Information Concerning the Board of Directors”, “—Committees of the Board of Directors”, “—Meetings of the Company's Non-Management Directors”, “—Communications with the Board”, “—Attendance at Annual Meetings”, “—Code of Conduct and Related Person Transaction Policy”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles and Related Person Transaction Policy and Committee Charters”, and “SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “EXECUTIVE OFFICERS OF REGISTRANT” in Part I.

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
The following table summarizes share and exercise price information about L Brands’ equity compensation plans as of February 1, 2014.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	14,386,829	$29.14	(2)	13,921,656
Equity compensation plans not approved by security holders	—	—		—
Total	14,386,829	$29.14		13,921,656
 ________________

(1)	Includes the following plans: L Brands, Inc. 2011 Stock Option and Performance Incentive Plan and L Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 restatement).

(2)	Does not include outstanding rights to receive Common Stock upon the vesting of restricted shares awards.

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

		The following consolidated financial statements of L Brands, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

			Management’s Report on Internal Control Over Financial Reporting

			Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

			Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

			Consolidated Statements of Income for the Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

			Consolidated Statements of Comprehensive Income for the Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

			Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013

			Consolidated Statements of Total Equity (Deficit) for the Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

			Consolidated Statements of Cash Flows for the Years Ended February 1, 2014, February 2, 2013 and January 28, 2012

			Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)	(3)	List of Exhibits

		3.	Articles of Incorporation and Bylaws.

		3.1	Restated Certificate of Incorporation of the Company.

		3.2	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated March 22, 2013.

		4.	Instruments Defining the Rights of Security Holders.

		4.1
Conformed copy of the Indenture dated as of March 15, 1988 between the Company and The Bank of New York, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File no. 333-105484) dated May 22, 2003.

		4.2
Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File no. 33-53366) originally filed with the Securities and Exchange Commission (the “SEC”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the SEC on February 23, 1993 (the “1993 Form S-3”).

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

		4.5
First Supplemental Indenture dated as of May 31, 2005 among the Company, The Bank of New York and The Bank of New York Trust Company, N.A. incorporated by reference to Exhibit 4.1.2 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-125561) filed June 6, 2005.

4.6
Second Supplemental Indenture dated as of July 17, 2007 between the Company and The Bank of New York Trust Company, N.A. incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-146420) filed October 1, 2007.

4.7
Indenture, dated as of June 19, 2009, among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 24, 2009.

4.8
Registration Rights Agreement, dated as of June 19, 2009, among the Company, the guarantors named therein and J.P. Morgan Securities Inc., as representative of the initial purchasers, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 24, 2009.

4.9
Third Supplemental Indenture dated as of May 4, 2010 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on November 5, 2010.

4.10
Amendment and Restatement Agreement, dated as of July 15, 2011, among the Company, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, under the Amended and Restated Five-Year Revolving Credit Agreement dated as of October 6, 2004, as amended and restated as of November 5, 2004, March 22, 2006, August 3, 2007, February 19, 2009 and March 8, 2010, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011.

4.11
Fourth Supplemental Indenture dated as of January 29, 2011 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. incorporated by reference to Exhibit 4.1.5 to the post-effective amendment to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on March 22, 2011.

4.12
Form of Fifth Supplemental Indenture dated as of March 25, 2011 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A. incorporated by reference to Exhibit 4.1.6 to the post-effective amendment to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on March 22, 2011.

4.13
Sixth Supplemental Indenture dated as of February 7, 2012 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012.

4.14
Seventh Supplemental Indenture dated as of March 22, 2013 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.8 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-191968) filed on October 29, 2013.

4.15
Eighth Supplemental Indenture dated as of October 16, 2013 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.9 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-191968) filed on October 29, 2013.

10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).**

10.2	The Company's Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.**

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.**

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.**

10.5	The 1993 Stock Option and Performance Incentive Plan of the Company, incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 (File No. 33-49871).**

10.6	The Company's 1996 Stock Plan for Non-Associate Directors incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 2, 1996.**

10.7	The Company's Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.**

10.8	Agreement dated as of May 3, 1999 among the Company, Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.9	The 1998 Restatement of the Company's 1993 Stock Option and Performance Incentive Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 20, 1998.**

10.10
The 2002 Restatement of the Company's 1993 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2003.**

10.11
The Company's Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-110465) dated November 13, 2003.**

10.12
The Company's 1993 Stock Option and Performance Incentive Plan (2003 Restatement) incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-110465) dated November 13, 2003.**

10.13	The Company's 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.**

10.14
Employment Agreement dated as of January 17, 2005 among the Company, The Limited Service Corporation and Martyn Redgrave incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated January 19, 2005.**

10.15	The Company's Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.16	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.17
Employment Agreement dated as of November 24, 2006 among the Company, Victoria’s Secret Direct, LLC, and Sharen Jester Turney incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.**

10.18	Employment Agreement effective as of April 9, 2007 among the Company and Stuart Burgdoerfer incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 11, 2007.**

10.19
The Company's 1993 Stock Option and Performance Incentive Plan (2009 Restatement) incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-110465) dated September 10, 2009.**

10.20
Employment Agreement dated as of December 31, 2007 among the Company, beautyAvenues, LLC, and Charles C. McGuigan, as amended by Amendment to Agreement dated December 1, 2008 and Form of Employment Agreement Amendment effective as of March 15, 2012 incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.21
The Company's 2011 Stock Option and Performance Incentive Plan originally incorporated by reference to Appendix A to the Company's Proxy Statement dated April 11, 2011 and Amended and Restated dated July 21, 2011 incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.22
Amendment to Employment Agreement dated as of August 1, 2012 among the Company, Limited Brands Service Company, LLC and Martyn Redgrave incorporated by reference to the Company’s Form 8-K dated May 4, 2012.**

10.23
Employment Agreement dated as of November 30, 2012 among the Company and Sharen Jester Turney incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 27, 2012.**

10.24
Employment Agreement dated as of March 15, 2013 among the Company, Bath & Body Works Brand Management, Inc. and Nicholas P. M. Coe incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.**

10.25
Form of Fifth Amended and Restated Master Aircraft Time Sharing Agreement incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.**

12.	Computation of Ratio of Earnings to Fixed Charges.

14.	Code of Ethics—incorporated by reference to the definitive Proxy Statement to be filed on or about March 26, 2014.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).
________________

**	Identifies management contracts or compensatory plans or arrangements.

(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 21, 2014

L BRANDS, INC. (Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President, Chief Financial Officer *

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 1, 2014:

Signature	Title

/s/ LESLIE H. WEXNER**	Chairman of the Board of Directors and
Leslie H. Wexner	Chief Executive Officer

/s/ E. GORDON GEE**	Director
E. Gordon Gee

/s/ DENNIS S. HERSCH**	Director
Dennis S. Hersch

/s/ DONNA A. JAMES**	Director
Donna A. James

/s/ DAVID T. KOLLAT**	Director
David T. Kollat

/s/ WILLIAM R. LOOMIS, JR.**	Director
William R. Loomis, Jr.

/s/ JEFFREY H. MIRO**	Director
Jeffrey H. Miro

/s/ MICHAEL MORRIS**	Director
Michael Morris

/s/ STEPHEN STEINOUR**	Director
Stephen Steinour

/s/ ALLAN R. TESSLER**	Director
Allan R. Tessler

/s/ ABIGAIL S. WEXNER**	Director
Abigail S. Wexner

/s/ RAYMOND ZIMMERMAN**	Director
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

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

L BRANDS, INC.
(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

3.1	Restated Certificate of Incorporation of the Company.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document