Form 10-Q
period 2014-05-03
L Brands, Inc.
filed 2014-06-06
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 3, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 30, 2014
291,943,397 Shares

L BRANDS, INC.

*
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2014” and “first quarter of 2013” refer to the thirteen week periods ending May 3, 2014 and May 4, 2013, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2014	2013
Net Sales	$2,391	$2,268
Costs of Goods Sold, Buying and Occupancy	(1,409)	(1,327)
Gross Profit	982	941
General, Administrative and Store Operating Expenses	(646)	(630)
Operating Income	336	311
Interest Expense	(84)	(79)
Other Income	3	3
Income Before Income Taxes	255	235
Provision for Income Taxes	98	92
Net Income	$157	$143
Net Income Per Basic Share	$0.54	$0.49
Net Income Per Diluted Share	$0.53	$0.48
Dividends Per Share	$1.34	$0.30

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2014	2013
Net Income	$157	$143
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	6	(6)
Foreign Currency Translation	(2)	4
Unrealized Gain (Loss) on Cash Flow Hedges	(8)	1
Total Other Comprehensive Income (Loss), Net of Tax	(4)	(1)
Total Comprehensive Income	$153	$142

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	May 3, 2014	February 1, 2014	May 4, 2013
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$912	$1,519	$382
Accounts Receivable, Net	216	244	175
Inventories	1,219	1,165	1,115
Deferred Income Taxes	28	28	28
Other	210	194	204
Total Current Assets	2,585	3,150	1,904
Property and Equipment, Net	2,075	2,045	1,850
Goodwill	1,318	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411	412
Other Assets	274	274	292
Total Assets	$6,663	$7,198	$5,776
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$555	$599	$561
Accrued Expenses and Other	661	787	653
Current Portion of Long-term Debt	214	215	—
Income Taxes	85	225	56
Total Current Liabilities	1,515	1,826	1,270
Deferred Income Taxes	217	210	206
Long-term Debt	4,758	4,761	4,475
Other Long-term Liabilities	782	770	819
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 309, 307 and 305 shares issued; 292, 291 and 289 shares outstanding, respectively	155	154	153
Paid-in Capital	342	302	206
Accumulated Other Comprehensive Income	36	40	3
Retained Earnings (Accumulated Deficit)	(351)	(118)	(616)
Less: Treasury Stock, at Average Cost; 17, 16 and 16 shares, respectively	(791)	(748)	(740)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(609)	(370)	(994)
Noncontrolling Interest	—	1	—
Total Equity (Deficit)	(609)	(369)	(994)
Total Liabilities and Equity (Deficit)	$6,663	$7,198	$5,776

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2014	2013
Operating Activities:
Net Income	$157	$143
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	110	100
Amortization of Landlord Allowances	(10)	(9)
Deferred Income Taxes	6	6
Share-based Compensation Expense	22	20
Excess Tax Benefits from Share-based Compensation	(35)	(20)
Changes in Assets and Liabilities:
Accounts Receivable	28	27
Inventories	(54)	(112)
Accounts Payable, Accrued Expenses and Other	(206)	(165)
Income Taxes Payable	(106)	(116)
Other Assets and Liabilities	(1)	6
Net Cash Used for Operating Activities	(89)	(120)
Investing Activities:
Capital Expenditures	(150)	(149)
Other Investing Activities	15	(9)
Net Cash Used for Investing Activities	(135)	(158)
Financing Activities:
Repurchase of Common Stock	(43)	(55)
Dividends Paid	(392)	(87)
Excess Tax Benefits from Share-based Compensation	35	20
Proceeds from Exercise of Stock Options and Other	17	10
Net Cash Used for Financing Activities	(383)	(112)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Decrease in Cash and Cash Equivalents	(607)	(391)
Cash and Cash Equivalents, Beginning of Period	1,519	773
Cash and Cash Equivalents, End of Period	$912	$382

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2014” and “first quarter of 2013” refer to the thirteen week periods ending May 3, 2014 and May 4, 2013, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 3, 2014 and May 4, 2013 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2013 Annual Report on Form 10-K.
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

2. New Accounting Pronouncement
Revenue Recognition from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal year 2017 and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2014 and 2013:

	First Quarter
	2014	2013
	(in millions)
Weighted-average Common Shares:
Issued Shares	308	305
Treasury Shares	(17)	(16)
Basic Shares	291	289
Effect of Dilutive Options and Restricted Stock	6	6
Diluted Shares	297	295
Anti-dilutive Options and Awards (a)	1	2
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase program during the first quarter of 2014 and 2013:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2014	2013	2014	2013
	(in millions)	(in thousands)		(in millions)
November 2012 (a)	$250	781	1,217	$42	$55	$48.42
 _______________

(a)	The November 2012 repurchase program had $134 million remaining as of May 3, 2014.
There were $2 million share repurchases reflected in Accounts Payable on the May 3, 2014 Consolidated Balance Sheet. There were no share repurchases reflected in Accounts Payable as of May 4, 2013.
Subsequent to May 3, 2014, the Company repurchased an additional 45 thousand shares of common stock for $2.4 million under the November 2012 repurchase program.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the first quarter of 2014 and 2013:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2014
First Quarter	$0.34	$1.00	$1.34	$392
2013
First Quarter	$0.30	$—	$0.30	$87

4. Inventories
The following table provides details of inventories as of May 3, 2014, February 1, 2014 and May 4, 2013:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in millions)
Finished Goods Merchandise	$1,138	$1,073	$1,038
Raw Materials and Merchandise Components	81	92	77
Total Inventories	$1,219	$1,165	$1,115
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net
The following table provides details of property and equipment, net as of May 3, 2014, February 1, 2014 and May 4, 2013:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in millions)
Property and Equipment, at Cost	$5,184	$5,101	$4,805
Accumulated Depreciation and Amortization	(3,109)	(3,056)	(2,955)
Property and Equipment, Net	$2,075	$2,045	$1,850
Depreciation expense was $110 million and $100 million for the first quarter of 2014 and 2013, respectively.

6. Equity Investments and Other
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested 51% of its ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners. The Company's remaining ownership interest is accounted for under the equity method of accounting.
In conjunction with the transaction, the Company entered into transition services agreements whereby the Company is providing support in various operational areas including logistics, technology and finance. The terms of these transition services arrangements vary and range from two months to three years with the last one expiring in October 2014.
In 2013, the Company received $64 million in dividends from the third-party apparel sourcing business. These dividends reduced the Company's carrying value in the investment.
The Company's carrying value for this investment was $5 million as of May 3, 2014, $3 million as of February 1, 2014 and $54 million as of May 4, 2013. The investment is included in Other Assets on the Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income on the Consolidated Statements of Income.
Easton Investments
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments totaled $99 million as of May 3, 2014, $105 million as of February 1, 2014 and $71 million as of May 4, 2013 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
Also included in the Company's Easton investments is an equity interest in Easton Gateway, LLC ("EG"), an entity that owns and is developing a commercial shopping center in the Easton community. The Company has a majority financial interest in EG, but another unaffiliated member manages the activities that most significantly impact the economic performance of EG including leasing, tenant relationships and maintenance of the center. Certain significant decisions regarding EG require the consent of the unaffiliated member in addition to the Company. In April 2014, EG entered into a construction loan for financing related to the development of the commercial shopping center that matures in April 2017. In conjunction with the EG loan, the Company, along with the unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center.
The Company has concluded EG is a variable interest entity; however, the Company is not the primary beneficiary as defined in Accounting Standards Codification ("ASC") Topic 810, Consolidation, and, therefore, accounts for its investment in EG using the equity method of accounting. The Company’s investment in EG totaled $35 million as of May 3, 2014. The Company’s estimated maximum potential loss from its involvement with EG totaled $45 million. This includes the Company’s equity investment of $35 million and the Company’s estimated maximum potential loss from its guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant.

7. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries.

For the first quarter of 2014, the Company’s effective tax rate was 38.5% as compared to 39.3% in the first quarter of 2013. The first quarter 2014 and 2013 rates are generally consistent with the Company's estimated combined federal and state rates.
As of May 3, 2014, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $197 million and $200 million for the first quarter of 2014 and 2013, respectively.

8. Long-term Debt
The following table provides the Company’s long-term debt balance as of May 3, 2014, February 1, 2014 and May 4, 2013:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	493	494	490
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,393	$3,394	$2,890
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$716	$718	$719
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	214	215	217
Total Senior Unsecured Debt	$1,579	$1,582	$1,585
Total	$4,972	$4,976	$4,475
Current Portion of Long-term Debt	(214)	(215)	—
Total Long-term Debt, Net of Current Portion	$4,758	$4,761	$4,475
 ________________

(a)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of May 3, 2014 and February 1, 2014.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $17 million as of May 3, 2014, $19 million as of February 1, 2014 and $20 million as of May 4, 2013.

(c)
The principal balance outstanding was $213 million as of May 3, 2014, February 1, 2014 and May 4, 2013. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of May 3, 2014, $3 million as of February 1, 2014 and $4 million as of May 4, 2013.

Issuance of Notes
In October 2013, the Company issued $500 million of 5.625% notes due in October 2023 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (such subsidiaries, the "Guarantors"). The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of October 2023 and are included within Other Assets on the February 1, 2014 and May 3, 2014 Consolidated Balance Sheets.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of May 3, 2014, the Company was in compliance with both of its financial covenants, the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00 and no default or event of default existed.
As of May 3, 2014, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of May 3, 2014 that reduce its remaining availability under the Revolving Facility.
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of May 3, 2014, February 1, 2014 and May 4, 2013:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in millions)
Other Long-term Liabilities	$21	$13	$58
The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the first quarter 2014 and 2013:

		First Quarter
	Location	2014	2013
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income	Other Comprehensive Income	$(8)	$1
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (a)	Other Income	6	(6)
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
In the past, the Company had entered into interest rate swap arrangements on the 2014 and 2017 Notes. In 2012, the Company terminated these interest rate designated fair value hedges. Both the carrying values of the 2014 and 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the respective maturity date of the Notes.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of May 3, 2014, February 1, 2014 and May 4, 2013:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in millions)
Other Assets	$3	$5	$—

10. Fair Value Measurements
The following table provides a summary of the carrying value and estimated fair value of long-term debt as of May 3, 2014, February 1, 2014 and May 4, 2013:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in millions)
Carrying Value	$4,972	$4,976	$4,475
Estimated Fair Value (a)	5,509	5,333	5,071
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of May 3, 2014, February 1, 2014 and May 4, 2013:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of May 3, 2014
Assets:
Cash and Cash Equivalents	$912	$—	$—	$912
Interest Rate Designated Fair Value Hedges	—	3	—	3
Liabilities:
Cross-currency Cash Flow Hedges	—	21	—	21
Lease Guarantees	—	—	1	1
As of February 1, 2014
Assets:
Cash and Cash Equivalents	$1,519	$—	$—	$1,519
Interest Rate Designated Fair Value Hedges	—	5	—	5
Liabilities:
Cross-currency Cash Flow Hedges	—	13	—	13
Lease Guarantees	—	—	1	1
As of May 4, 2013
Assets:
Cash and Cash Equivalents	$382	$—	$—	$382
Liabilities:
Cross-currency Cash Flow Hedges	—	58	—	58
Lease Guarantees	—	—	2	2

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
The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the first quarter 2014 and 2013:

	First Quarter
	2014	2013
	(in millions)
Beginning Balance	$1	$2
Change in Estimated Fair Value Reported in Earnings	—	—
Ending Balance	$1	$2

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

11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for the first quarter 2014:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2014	$30	$10	$40
Other Comprehensive Income Before Reclassifications	(2)	(8)	(10)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	6	6
Current-period Other Comprehensive Loss	(2)	(2)	(4)
Balance as of May 3, 2014	$28	$8	$36
The following table provides the rollforward of accumulated other comprehensive income for the first quarter 2013:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2013	$(10)	$14	$4
Other Comprehensive Income Before Reclassifications	4	1	5
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(6)	(6)
Current-period Other Comprehensive Income (Loss)	4	(5)	(1)
Balance as of May 4, 2013	$(6)	$9	$3
The components of accumulated other comprehensive income above are presented net of tax as applicable.
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the first quarter 2014 and 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Consolidated Statement of Income

	First Quarter
	2014	2013
	(in millions)
Cash Flow Hedges (Gain) Loss	$6	$(6)	Other Income
	—	—	Provision for Income Taxes
	$6	$(6)	Net Income

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
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $19 million as of May 3, 2014, $22 million as of February 1, 2014 and $32 million as of May 4, 2013. The estimated fair value of these guarantee obligations was $1 million as of May 3, 2014 and February 1, 2014 and $2 million as of May 4, 2013, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of May 3, 2014, February 1, 2014 and May 4, 2013.
In connection with the Company's investment in Easton Gateway, LLC, an entity that owns and is developing a commercial shopping center in the Easton community, the Company, along with an unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. For additional information, see Note 6, "Equity Investments and Other."

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $16 million for the first quarter of 2014 and $15 million for the first quarter of 2013.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for both the first quarter of 2014 and 2013.

14. Segment Information
In the first quarter of 2014, the Company announced a change in its reportable segments. Results from company-owned Victoria's Secret and Bath & Body Works stores in Canada were reclassified from Other into the corresponding Victoria's Secret and Bath & Body Works segments. Additionally, a new segment called Victoria's Secret and Bath & Body Works International was created which includes the Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of North America. Therefore, beginning in 2014, the Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. While this reporting change did not impact the

Company's consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes.
The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products under the Victoria’s Secret and PINK brand names. Victoria’s Secret merchandise is sold through retail stores located in the U.S. and Canada, its website, www.VictoriasSecret.com, and its catalogue.
The Bath & Body Works segment sells personal care, soaps, sanitizers and home fragrance products under the Bath & Body Works, White Barn Candle Company, C.O. Bigelow and other brand names. Bath & Body Works merchandise is sold at retail stores located in the U.S. and Canada and through its website, www.BathandBodyWorks.com.
The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and franchised stores located outside of North America. These businesses include the following:

•	Victoria's Secret Beauty and Accessories stores operated by partners under franchise or wholesale agreements, which feature Victoria's Secret branded beauty and accessories products;

•	Victoria's Secret International full assortment stores, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise agreements; and

•	Bath & Body Works International stores operated by partners under franchise agreements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in Canada, as well as stores operated by partners under franchise and licensing agreements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores, which feature handbags, jewelry and accessories; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the first quarter 2014 and 2013:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2014
First Quarter:
Net Sales	$1,604	$582	$71	$134	$2,391
Operating Income (Loss)	278	80	15	(37)	336
2013
First Quarter:
Net Sales	$1,544	$561	$40	$123	$2,268
Operating Income (Loss)	264	74	4	(31)	311
The Company's international sales include sales from company-owned stores, royalty revenue from franchise arrangements, wholesale revenues and direct sales shipped internationally. The Company’s international sales across all segments totaled $295 million and $251 million for the first quarter of 2014 and 2013, respectively.

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of May 3, 2014, February 1, 2014 and May 4, 2013 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended May 3, 2014 and May 4, 2013.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	May 3, 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$748	$164	$—	$912
Accounts Receivable, Net	2	147	67	—	216
Inventories	—	1,044	175	—	1,219
Deferred Income Taxes	—	44	(16)	—	28
Other	—	122	88	—	210
Total Current Assets	2	2,105	478	—	2,585
Property and Equipment, Net	—	1,212	863	—	2,075
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,207	14,988	1,267	(20,462)	—
Other Assets	182	19	684	(611)	274
Total Assets	$4,391	$20,053	$3,292	$(21,073)	$6,663
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3	$290	$262	$—	$555
Accrued Expenses and Other	63	354	244	—	661
Current Portion of Long-term Debt	214	—	—	—	214
Income Taxes	—	23	62	—	85
Total Current Liabilities	280	667	568	—	1,515
Deferred Income Taxes	(4)	(19)	240	—	217
Long-term Debt	4,758	597	—	(597)	4,758
Other Long-term Liabilities	2	583	212	(15)	782
Total Equity (Deficit)	(645)	18,225	2,272	(20,461)	(609)
Total Liabilities and Equity (Deficit)	$4,391	$20,053	$3,292	$(21,073)	$6,663

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	February 1, 2014
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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	First Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,198	$835	$(642)	$2,391
Costs of Goods Sold, Buying and Occupancy	—	(1,346)	(678)	615	(1,409)
Gross Profit	—	852	157	(27)	982
General, Administrative and Store Operating Expenses	(3)	(561)	(110)	28	(646)
Operating Income (Loss)	(3)	291	47	1	336
Interest Expense	(84)	(7)	(2)	9	(84)
Other Income	—	—	3	—	3
Income (Loss) Before Income Taxes	(87)	284	48	10	255
Provision (Benefit) for Income Taxes	(1)	62	37	—	98
Equity in Earnings (Loss), Net of Tax	243	191	169	(603)	—
Net Income (Loss)	$157	$413	$180	$(593)	$157

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$157	$413	$180	$(593)	$157
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	6	—	6
Foreign Currency Translation	—	—	(2)	—	(2)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(8)	—	(8)
Total Other Comprehensive Income, Net of Tax	—	—	(4)	—	(4)
Total Comprehensive Income (Loss)	$157	$413	$176	$(593)	$153

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	First Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,073	$748	$(553)	$2,268
Costs of Goods Sold, Buying and Occupancy	—	(1,246)	(610)	529	(1,327)
Gross Profit	—	827	138	(24)	941
General, Administrative and Store Operating Expenses	(2)	(552)	(100)	24	(630)
Operating Income (Loss)	(2)	275	38	—	311
Interest Expense	(79)	(6)	(3)	9	(79)
Other Income	—	—	3	—	3
Income (Loss) Before Income Taxes	(81)	269	38	9	235
Provision for Income Taxes	—	64	28	—	92
Equity in Earnings (Loss), Net of Tax	224	53	37	(314)	—
Net Income (Loss)	$143	$258	$47	$(305)	$143

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$143	$258	$47	$(305)	$143
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(6)	—	(6)
Foreign Currency Translation	—	—	4	—	4
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	1	—	1
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(1)	—	(1)
Total Comprehensive Income (Loss)	$143	$258	$46	$(305)	$142

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(108)	$(21)	$40	$—	$(89)
Investing Activities:
Capital Expenditures	—	(92)	(58)	—	(150)
Other Investing Activities	—	—	15	—	15
Net Cash Used for Investing Activities	—	(92)	(43)	—	(135)
Financing Activities:
Repurchase of Common Stock	(43)	—	—	—	(43)
Dividends Paid	(392)	—	—	—	(392)
Excess Tax Benefits from Share-based Compensation	—	30	5	—	35
Net Financing Activities and Advances to/from Consolidated Affiliates	526	(522)	(4)	—	—
Proceeds from Exercise of Stock Options and Other	17	—	—	—	17
Net Cash Provided by (Used for) Financing Activities	108	(492)	1	—	(383)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—
Net Decrease in Cash and Cash Equivalents	—	(605)	(2)	—	(607)
Cash and Cash Equivalents, Beginning of Period	—	1,353	166	—	1,519
Cash and Cash Equivalents, End of Period	$—	$748	$164	$—	$912

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(96)	$(11)	$(13)	$—	$(120)
Investing Activities:
Capital Expenditures	—	(97)	(52)	—	(149)
Net Investments in Consolidated Affiliates	—	—	(112)	112	—
Other Investing Activities	—	—	(9)	—	(9)
Net Cash Provided by (Used for) Investing Activities	—	(97)	(173)	112	(158)
Financing Activities:
Repurchase of Common Stock	(55)	—	—	—	(55)
Dividends Paid	(87)	—	—	—	(87)
Excess Tax Benefits from Share-based Compensation	—	16	4	—	20
Net Financing Activities and Advances to/from Consolidated Affiliates	228	(159)	43	(112)	—
Proceeds from Exercise of Stock Options and Other	10	—	—	—	10
Net Cash Provided by (Used for) Financing Activities	96	(143)	47	(112)	(112)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1)	—	(1)
Net Decrease in Cash and Cash Equivalents	—	(251)	(140)	—	(391)
Cash and Cash Equivalents, Beginning of Period	—	417	356	—	773
Cash and Cash Equivalents, End of Period	$—	$166	$216	$—	$382

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheets of L Brands, Inc. and subsidiaries (the “Company”) as of May 3, 2014 and May 4, 2013, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen week periods ended May 3, 2014 and May 4, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of L Brands, Inc. and subsidiaries as of February 1, 2014, and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 21, 2014. In our opinion, the accompanying consolidated balance sheet of L Brands, Inc. and subsidiaries as of February 1, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Columbus, Ohio
June 6, 2014

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

We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K.

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
Executive Overview
In the first quarter of 2014, our operating income increased $25 million, or 8%, to $336 million and our operating income rate improved to 14.1% from 13.7%. Net sales increased $123 million to $2.391 billion and comparable store sales increased 2%. At Victoria's Secret, sales increased 4% and operating income increased 5%. At Bath & Body Works, sales increased 4% and operating income increased 9%. At Victoria's Secret and Bath & Body Works International, sales increased 78% and operating income increased 251%. For additional information related to our first quarter 2014 financial performance, see “Results of Operations.”
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance with respect to the financial management of our business. We will continue to manage our business carefully and focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments and marketing, store and online experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this environment. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well positioned.
Company-Owned Store Data
The following table compares the first quarter of 2014 store data to the first quarter of 2013:

	First Quarter
	2014	2013	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$187	$186	1%
Bath & Body Works U.S.	136	131	4%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,126	$1,124	—%
Bath & Body Works U.S.	320	310	3%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,017	6,035	—%
Bath & Body Works U.S.	2,362	2,363	—%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,408	6,149	4%
Bath & Body Works U.S.	3,668	3,706	(1)%

The following table compares first quarter of 2014 company-owned store data to the first quarter of 2013:

	First Quarter
Number of Stores (a)	2014	2013
Victoria’s Secret U.S.
Beginning of Period	1,060	1,019
Opened	7	4
Closed	(2)	(4)
End of Period	1,065	1,019
Victoria’s Secret Canada
Beginning of Period	34	26
Opened	1	—
Closed	—	—
End of Period	35	26
Bath & Body Works U.S.
Beginning of Period	1,559	1,571
Opened	1	—
Closed	(7)	(3)
End of Period	1,553	1,568
Bath & Body Works Canada
Beginning of Period	79	71
Opened	3	1
Closed	(1)	—
End of Period	81	72
Victoria’s Secret U.K.
Beginning of Period	5	2
Opened	2	—
Closed	—	—
End of Period	7	2
La Senza
Beginning of Period	157	158
Opened	—	—
Closed	(4)	(1)
End of Period	153	157
Henri Bendel
Beginning of Period	29	29
Opened	—	—
Closed	—	—
End of Period	29	29
Total
Beginning of Period	2,923	2,876
Opened	14	5
Closed	(14)	(8)
End of Period	2,923	2,873
 _______________

(a)	Number of stores excludes independently owned Victoria's Secret, Bath & Body Works and La Senza stores operated by licensees and franchisees.

Franchise Store Data
The following table compares the first quarter of 2014 franchise store data to the first quarter of 2013:

	First Quarter
Number of Stores	2014	2013
Victoria’s Secret Beauty & Accessories
Beginning of Period	198	108
Opened	13	20
Closed	(2)	(2)
End of Period	209	126
Victoria's Secret International (Full Assortment)
Beginning of Period	4	3
Opened	2	—
Closed	—	—
End of Period	6	3
Bath & Body Works International
Beginning of Period	55	38
Opened	4	5
Closed	—	—
End of Period	59	43
La Senza International
Beginning of Period	331	339
Opened	—	10
Closed	(3)	(8)
End of Period	328	341
Total
Beginning of Period	588	488
Opened	19	35
Closed	(5)	(10)
End of Period	602	513
Segment Reporting Change
In the first quarter of 2014, we announced a change in our reportable segments. Results from company-owned Victoria's Secret and Bath & Body Works stores in Canada were reclassified from Other into the corresponding Victoria's Secret and Bath & Body Works segments. Additionally, a new segment called Victoria's Secret and Bath & Body Works International was created which includes the Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of North America. Therefore, beginning in 2014, we have three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. While this reporting change did not impact our consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompany footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
First Quarter of 2014 Compared to First Quarter of 2013
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the first quarter of 2014 in comparison to the first quarter of 2013:

			Operating Income Rate
	2014	2013	2014	2013
First Quarter	(in millions)
Victoria’s Secret	$278	$264	17.3%	17.1%
Bath & Body Works	80	74	13.7%	13.1%
Victoria’s Secret and Bath & Body Works International	15	4	21.9%	10.9%
Other (a)	(37)	(31)	(27.7)%	(25.2)%
Total Operating Income	$336	$311	14.1%	13.7%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the first quarter of 2014, operating income increased $25 million, or 8%, to $336 million and the operating income rate increased to 14.1% from 13.7%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2014 in comparison to the first quarter of 2013:

	2014	2013	% Change
First Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,246	$1,185	5%
Victoria’s Secret Direct	358	359	—%
Total Victoria’s Secret	1,604	1,544	4%
Bath & Body Works Stores (a)	530	517	3%
Bath & Body Works Direct	52	44	18%
Total Bath & Body Works	582	561	4%
Victoria’s Secret and Bath & Body Works International (b)	71	40	78%
Other (c)	134	123	9%
Total Net Sales	$2,391	$2,268	5%
 _______________

(a)	Includes company-owned stores in the United States and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of North America.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the first quarter of 2014 to the first quarter of 2013:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
First Quarter	(in millions)
2013 Net Sales	$1,544	$561	$40	$123	$2,268
Comparable Store Sales	24	9	5	(1)	37
Sales Associated with New, Closed, and Non-comparable Remodeled Stores, Net	40	6	8	(1)	53
Foreign Currency Translation	(3)	(2)	1	(4)	(8)
Direct Channels	(1)	8	—	1	8
International Wholesale, Royalty and Other	—	—	17	16	33
2014 Net Sales	$1,604	$582	$71	$134	$2,391

The following table compares the first quarter of 2014 comparable store sales to the first quarter of 2013:

First Quarter	2014	2013
Victoria’s Secret Stores (a) (b)	2%	3%
Bath & Body Works (a) (b)	2%	3%
Total Comparable Store Sales (b) (c)	2%	3%
 ________________

(a)	Results include company-owned stores in the United States and Canada.

(b)
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

(c)	Includes Victoria's Secret, Bath & Body Works, La Senza, Bath & Body Works Canada, Victoria’s Secret Canada, Victoria's Secret U.K. and Henri Bendel.
The results by segment are as follows:
Victoria's Secret
For the first quarter of 2014, net sales increased $60 million to $1.604 billion and comparable store sales increased 2%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 5% related to increases across most categories including PINK, core lingerie, sport and swim, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

•
At Victoria's Secret Direct, net sales were roughly flat related to a decrease in apparel offset by increases in PINK, core lingerie and sport. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory.

The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Bath & Body Works
For the first quarter of 2014, net sales increased $21 million to $582 million and comparable store sales increased 2%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, soaps, sanitizers and Signature Collection, which all incorporated newness and innovation.
The increase in comparable store sales was driven by higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2014, net sales increased $31 million to $71 million primarily related to the opening of five new company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners.
Other
For the first quarter of 2014, net sales increased $11 million to $134 million primarily related to higher revenue from sales of merchandise to our international partners from Mast Global.
Gross Profit
For the first quarter of 2014, our gross profit increased $41 million to $982 million and our gross profit rate (expressed as a percentage of net sales) decreased to 41.1% from 41.5%, primarily driven by:
Victoria's Secret
For the first quarter of 2014, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.

•	At Victoria's Secret Direct, gross profit decreased primarily due to lower merchandise margin dollars as a result of increased promotional activity in the apparel business.
The gross profit rate was roughly flat to last year as the improved merchandise margin rate was partially offset by the increased buying and occupancy expense rate due to store-related activity.

Bath & Body Works
For the first quarter of 2014, the gross profit increase was primarily driven by:

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

The gross profit rate increase was driven by a decrease in the buying and occupancy expense rate due to the lower fulfillment costs at Bath & Body Works Direct mentioned above.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2014, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.
The gross profit rate decrease was driven by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense due to the opening of new stores. The buying and occupancy expense rate increase was partially offset by an increase in the merchandise margin rate.
Other
For the first quarter of 2014, gross profit decreased due to lower merchandise margin dollars primarily related to increased promotional activity at La Senza. The gross profit decrease was also driven by increased buying and occupancy expenses primarily due to increased buying costs at Mast Global. The gross profit rate decreased significantly primarily driven by a decrease in the merchandise margin rate due to increased promotional activity at La Senza. The gross profit rate decrease was partially offset by a decrease in the buying and occupancy expense rate.
General, Administrative and Store Operating Expenses
For the first quarter of 2014, our general, administrative and store operating expenses increased $16 million to $646 million primarily driven by an increase in store selling expenses related to higher sales volumes and increased international expansion.
The general, administrative and store operating expense rate decreased to 27.0% from 27.8% due to the factors mentioned above and leverage associated with higher sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2014 and 2013:

First Quarter	2014	2013
Average daily borrowings (in millions)	$4,963	$4,463
Average borrowing rate (in percentages)	6.65%	6.96%
For the first quarter of 2014, our interest expense increased $5 million to $84 million primarily due to an increase in average borrowings related to the October 2013 $500 million note issuance, partially offset by a decrease in the average borrowing rate.
Other Income
For the first quarter of 2014, our other income was roughly flat to last year.
Provision for Income Taxes
For the first quarter of 2014, our effective tax rate was 38.5% as compared to 39.3% in the first quarter of 2013. The first quarter 2014 rate and 2013 rate are generally consistent with our estimated combined federal and state rates.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During the first quarter of 2014, we paid $392 million in regular and special dividends and repurchased $43 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $162 million as of May 3, 2014. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.
The following table provides our long-term debt balance as of May 3, 2014, February 1, 2014 and May 4, 2013:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	493	494	490
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,393	$3,394	$2,890
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$716	$718	$719
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	214	215	217
Total Senior Unsecured Debt	$1,579	$1,582	$1,585
Total	$4,972	$4,976	$4,475
Current Portion of Long-term Debt	(214)	(215)	—
Total Long-term Debt	$4,758	$4,761	$4,475
 _______________

(a)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of May 3, 2014 and February 1, 2014.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $17 million as of May 3, 2014, $19 million as of February 1, 2014 and $20 million as of May 4, 2013.

(c)
The principal balance outstanding was $213 million as of May 3, 2014, February 1, 2014 and May 4, 2013. The balances include a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of May 3, 2014, $3 million as of February 1, 2014 and $4 million as of May 4, 2013.

Issuance of Notes
In October 2013, we issued $500 million of 5.625% notes due in October 2023 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (such subsidiaries, "the Guarantors"). The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of May 3, 2014, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00 and no default or event of default existed.
As of May 3, 2014, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of May 3, 2014 that reduce our remaining availability under our Revolving Facility.
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
In the past, we entered into interest rate swap arrangements on the 2014 and 2017 Notes. In 2012, we terminated these interest rate designated fair value hedges. Both the carrying values of the 2014 and 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the respective maturity date of the Notes.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of May 3, 2014, February 1, 2014 and May 4, 2013:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in millions)
Cash Provided by (Used for) Operating Activities (a)	$(89)	$1,248	$(120)
Capital Expenditures (a)	150	691	149
Working Capital	1,070	1,324	634
Capitalization:
Long-term Debt	4,758	4,761	4,475
Shareholders’ Equity (Deficit)	(609)	(370)	(994)
Total Capitalization	$4,149	$4,391	$3,481
Remaining Amounts Available Under Credit Agreements (b)	$992	$992	$988
 _______________

(a)	The February 1, 2014 amounts represent a twelve-month period and the May 3, 2014 and May 4, 2013 amounts represent three-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million as of May 3, 2014 and February 1, 2014 and $12 million as of May 4, 2013.

Credit Ratings
The following table provides our credit ratings as of May 3, 2014:

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
Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase program for the first quarter of 2014 and 2013:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2014	2013	2014	2013
	(in millions)	(in thousands)		(in millions)
November 2012 (a)	$250	781	1,217	$42	$55	$48.42
 _______________

(a)	The November 2012 repurchase program had $134 million remaining as of May 3, 2014.
There were $2 million share repurchases reflected in Accounts Payable on the May 3, 2014 Consolidated Balance Sheet. There were no share repurchases reflected in Accounts Payable as of May 4, 2013.
Subsequent to May 3, 2014, we repurchased an additional 45 thousand shares of common stock for $2.4 million under the November 2012 repurchase program.
The timing and amount of any repurchases will be made in our discretion taking into account a number of factors including market conditions.
We use cash flow generated from operating activities and financing activities to fund our share repurchase programs.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the first quarter of 2014 and 2013:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2014
First Quarter	$0.34	$1.00	$1.34	$392
2013
First Quarter	$0.30	$—	$0.30	$87
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

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2014 and 2013:

	Year-to-Date
	2014	2013
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,519	$773
Net Cash Flows Used for Operating Activities	(89)	(120)
Net Cash Flows Used for Investing Activities	(135)	(158)
Net Cash Flows Used for Financing Activities	(383)	(112)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(1)
Net Decrease in Cash and Cash Equivalents	(607)	(391)
Cash and Cash Equivalents, End of Period	$912	$382
Operating Activities
Net cash used for operating activities in 2014 was $89 million, including net income of $157 million and excess tax benefits from share-based compensation of $35 million. Net income included depreciation and amortization of $110 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Accounts Payable, Accrued Expenses and Other, Income Taxes Payable and Inventories.
Net cash used for operating activities in 2013 was $120 million, including net income of $143 million and excess tax benefits from share-based compensation of $20 million. Net income included depreciation and amortization of $100 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital were seasonal changes in Accounts Payable, Accrued Expenses and Other, Inventories and Income Taxes Payable.
Investing Activities
Net cash used for investing activities in 2014 was $135 million consisting primarily of capital expenditures of $150 million. The capital expenditures included $102 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2013 was $158 million consisting primarily of capital expenditures of $149 million. The capital expenditures included $105 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2014 was $383 million consisting primarily of quarterly and special dividend payments aggregating to $1.34 per share, or $392 million, and repurchases of common stock of $43 million, partially offset by excess tax benefits from share-based compensation of $35 million and proceeds from the exercise of stock options of $17 million.
Net cash used for financing activities in 2013 was $112 million consisting primarily of quarterly dividend payments of $0.30 per share, or $87 million, repurchases of common stock of $55 million, partially offset by excess tax benefits from share-based compensation of $20 million and proceeds from the exercise of stock options of $10 million.
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
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $19 million as of May 3, 2014, $22 million as of February 1, 2014 and $32 million as of May 4, 2013. The estimated fair value of these guarantee obligations was $1 million as of May 3, 2014 and February 1, 2014 and $2 million as of May 4, 2013, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We have no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of May 3, 2014, February 1, 2014 and May 4, 2013.
In connection with our investment in Easton Gateway, LLC ("EG"), an entity that owns and is developing a commercial shopping center in the Easton community, we, along with an unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. Our estimated maximum potential loss from our involvement with EG totaled $45 million as of May 3, 2014, which includes our equity investment of $35 million and our estimated maximum potential loss from our guarantees related to EG's construction loan of $10 million. We expect EG to obtain permanent financing, prior to maturity of the construction loan, following completion of construction of the commercial shopping center. For additional information, see Note 6, "Equity Investments and Other" and Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements included in Item 1. Financial Statements.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 1, 2014. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal year 2017 and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating the impact of this standard on our consolidated results of operations, financial position and cash flows.

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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2013 Annual Report on Form 10-K.

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

Foreign Exchange Rate Risk
We have operations in foreign countries which expose us to market risks associated with foreign currency exchange rate fluctuations. To mitigate the translation risk to our earnings and the fair value of our Canadian operations associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk to our Canadian net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate.
In addition, our Canadian dollar and British pound denominated earnings are subject to exchange rate risk as substantially all of our merchandise sold in Canada and the U.K. is sourced through U.S. dollar transactions. Although we utilize foreign currency forward contracts to partially offset these risks, these measures may not succeed in offsetting all of the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
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
All of our long-term debt as of May 3, 2014 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of May 3, 2014, we have interest rate swap arrangements with notional amounts of $200 million related to a portion of our 2017 Notes and $200 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of May 3, 2014, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of May 3, 2014, February 1, 2014 and May 4, 2013:

	May 3, 2014	February 1, 2014	May 4, 2013
	(in millions)
Long-term Debt (a):
Carrying Value	$4,972	$4,976	$4,475
Fair Value, Estimated (b)	5,509	5,333	5,071
Cross-currency Swap Arrangements (c)	21	13	58
Fixed-to-Floating Interest Rate Swap Arrangements (c)	(3)	(5)	—
 _______________

(a)	The increase in long-term debt is related to the issuance of the October 2023 Notes.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an (asset) liability position.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2013 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2013 Annual Report on Form 10-K, and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2014	283	$53.39	280	$160,698
March 2014	663	53.37	—	160,698
April 2014	513	54.13	501	133,593
Total	1,459		781
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

None.

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
Date: June 6, 2014

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.