Form 10-Q
period 2014-08-02
L Brands, Inc.
filed 2014-09-05
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 2, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 29, 2014
292,350,960 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2014” and “second quarter of 2013” refer to the thirteen week periods ending August 2, 2014 and August 3, 2013, respectively. "Year-to-date 2014" and "year-to-date 2013" refer to the twenty-six week periods ending August 2, 2014 and August 3, 2013, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
Net Sales	$2,675	$2,516	$5,066	$4,784
Costs of Goods Sold, Buying and Occupancy	(1,631)	(1,527)	(3,040)	(2,854)
Gross Profit	1,044	989	2,026	1,930
General, Administrative and Store Operating Expenses	(668)	(631)	(1,314)	(1,261)
Operating Income	376	358	712	669
Interest Expense	(82)	(77)	(166)	(156)
Other Income	2	1	5	4
Income Before Income Taxes	296	282	551	517
Provision for Income Taxes	108	104	206	196
Net Income	$188	$178	$345	$321
Net Income Per Basic Share	$0.65	$0.62	$1.18	$1.11
Net Income Per Diluted Share	$0.63	$0.61	$1.16	$1.09
Dividends Per Share	$0.34	$0.30	$1.68	$0.60

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
Net Income	$188	$178	$345	$321
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	2	(13)	8	(19)
Foreign Currency Translation	(1)	8	(3)	12
Unrealized Gain (Loss) on Cash Flow Hedges	(5)	15	(13)	16
Total Other Comprehensive Income (Loss), Net of Tax	(4)	10	(8)	9
Total Comprehensive Income	$184	$188	$337	$330

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	August 2, 2014	February 1, 2014	August 3, 2013
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,147	$1,519	$551
Accounts Receivable, Net	233	244	197
Inventories	1,075	1,165	1,127
Deferred Income Taxes	27	28	30
Other	217	194	193
Total Current Assets	2,699	3,150	2,098
Property and Equipment, Net	2,164	2,045	1,960
Goodwill	1,318	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411	412
Other Assets	278	274	284
Total Assets	$6,870	$7,198	$6,072
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$622	$599	$681
Accrued Expenses and Other	743	787	719
Current Portion of Long-term Debt	214	215	—
Income Taxes	1	225	85
Total Current Liabilities	1,580	1,826	1,485
Deferred Income Taxes	229	210	200
Long-term Debt	4,758	4,761	4,475
Other Long-term Liabilities	806	770	773
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 309, 307 and 306 shares issued; 292, 291 and 290 shares outstanding, respectively	155	154	153
Paid-in Capital	365	302	237
Accumulated Other Comprehensive Income	32	40	13
Retained Earnings (Accumulated Deficit)	(263)	(118)	(524)
Less: Treasury Stock, at Average Cost; 17, 16 and 16 shares, respectively	(793)	(748)	(740)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(504)	(370)	(861)
Noncontrolling Interest	1	1	—
Total Equity (Deficit)	(503)	(369)	(861)
Total Liabilities and Equity (Deficit)	$6,870	$7,198	$6,072

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2014	2013
Operating Activities:
Net Income	$345	$321
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	219	202
Amortization of Landlord Allowances	(20)	(19)
Deferred Income Taxes	19	4
Share-based Compensation Expense	45	40
Excess Tax Benefits from Share-based Compensation	(37)	(25)
Changes in Assets and Liabilities:
Accounts Receivable	11	12
Inventories	91	(124)
Accounts Payable, Accrued Expenses and Other	(62)	22
Income Taxes Payable	(187)	(78)
Other Assets and Liabilities	22	(1)
Net Cash Provided by Operating Activities	446	354
Investing Activities:
Capital Expenditures	(349)	(383)
Other Investing Activities	15	2
Net Cash Used for Investing Activities	(334)	(381)
Financing Activities:
Borrowings from Revolving Facility	5	—
Repayments on Revolving Facility	(5)	—
Repurchase of Common Stock	(48)	(55)
Dividends Paid	(491)	(174)
Excess Tax Benefits from Share-based Compensation	37	25
Proceeds from Exercise of Stock Options and Other	22	10
Financing Costs	(5)	—
Net Cash Used for Financing Activities	(485)	(194)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	(1)
Net Decrease in Cash and Cash Equivalents	(372)	(222)
Cash and Cash Equivalents, Beginning of Period	1,519	773
Cash and Cash Equivalents, End of Period	$1,147	$551

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2014” and “second quarter of 2013” refer to the thirteen week periods ending August 2, 2014 and August 3, 2013, respectively. "Year-to-date 2014" and "year-to-date 2013" refer to the twenty-six week periods ending August 2, 2014 and August 3, 2013.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income on the Consolidated Statements of Income. The Company’s equity investments are required to be tested for impairment when it is determined there may be an other-than-temporary loss in value.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 2, 2014 and August 3, 2013 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2013 Annual Report on Form 10-K.
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. Currently, the Company’s investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, highly rated commercial paper and bank deposits.
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

2. New Accounting Pronouncement
Revenue Recognition from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated results of operations, financial position and cash flows.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date 2014 and 2013:

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
	(in millions)
Weighted-average Common Shares:
Issued Shares	309	306	309	305
Treasury Shares	(17)	(16)	(17)	(16)
Basic Shares	292	290	292	289
Effect of Dilutive Options and Restricted Stock	5	6	5	6
Diluted Shares	297	296	297	295
Anti-dilutive Options and Awards (a)	1	2	1	2
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase program during year-to-date 2014 and 2013:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2014	2013	2014	2013
	(in millions)	(in thousands)		(in millions)
November 2012	$250	826	1,217	$45	$55	$48.52

The November 2012 repurchase program had $131 million remaining as of August 2, 2014. There were no share repurchases reflected in Accounts Payable on the August 2, 2014 or August 3, 2013 Consolidated Balance Sheets.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during 2014 and 2013:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2014
Second Quarter	$0.34	$—	$0.34	$99
First Quarter	0.34	1.00	1.34	392
2014 Total	$0.68	$1.00	$1.68	$491
2013
Second Quarter	$0.30	$—	$0.30	$87
First Quarter	0.30	—	0.30	87
2013 Total	$0.60	$—	$0.60	$174

4. Inventories
The following table provides details of inventories as of August 2, 2014, February 1, 2014 and August 3, 2013:

	August 2, 2014	February 1, 2014	August 3, 2013
	(in millions)
Finished Goods Merchandise	$967	$1,073	$1,009
Raw Materials and Merchandise Components	108	92	118
Total Inventories	$1,075	$1,165	$1,127
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net
The following table provides details of property and equipment, net as of August 2, 2014, February 1, 2014 and August 3, 2013:

	August 2, 2014	February 1, 2014	August 3, 2013
	(in millions)
Property and Equipment, at Cost	$5,304	$5,101	$4,945
Accumulated Depreciation and Amortization	(3,140)	(3,056)	(2,985)
Property and Equipment, Net	$2,164	$2,045	$1,960
Depreciation expense was $109 million and $102 million for the second quarter of 2014 and 2013, respectively. Depreciation expense was $219 million and $202 million for year-to-date 2014 and 2013, respectively.

6. Equity Investments and Other
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested a majority ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners. The Company's remaining ownership interest is accounted for under the equity method of accounting.
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
The Company's carrying value for this investment was $5 million as of August 2, 2014, $3 million as of February 1, 2014 and $53 million as of August 3, 2013. The investment is included in Other Assets on the Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income on the Consolidated Statements of Income.
Easton Investments
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments totaled $100 million as of August 2, 2014, $105 million as of February 1, 2014 and $75 million as of August 3, 2013 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
The Company has concluded EG is a variable interest entity; however, the Company is not the primary beneficiary as defined in Accounting Standards Codification ("ASC") Topic 810, Consolidation, and, therefore, accounts for its investment in EG using the equity method of accounting. The Company’s investment in EG totaled $35 million as of August 2, 2014. The Company’s estimated maximum potential loss from its involvement with EG totaled $45 million. This includes the Company’s equity investment of $35 million and the Company’s estimated maximum potential loss from its guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant.

7. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries.
For the second quarter of 2014, the Company’s effective tax rate was 36.4% compared to 36.7% in the second quarter of 2013. The second quarter 2014 and 2013 rates were lower than the Company's combined statutory federal and state rates primarily due to the resolution of certain tax matters.
For year-to-date 2014, the Company's effective tax rate was 37.4% compared to 37.9% year-to-date 2013. The year-to-date 2014 and 2013 rates were lower than the Company's combined statutory federal and state rates primarily due to the resolution of certain tax matters.
As of August 2, 2014, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $172 million and $108 million for the second quarter of 2014 and 2013, respectively. Income taxes paid approximated $369 million and $308 million for year-to-date 2014 and 2013, respectively.

8. Long-term Debt
The following table provides the Company’s long-term debt balance as of August 2, 2014, February 1, 2014 and August 3, 2013:

	August 2, 2014	February 1, 2014	August 3, 2013
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	494	494	491
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,394	$3,394	$2,891
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$715	$718	$719
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	214	215	216
Total Senior Unsecured Debt	$1,578	$1,582	$1,584
Total	$4,972	$4,976	$4,475
Current Portion of Long-term Debt	(214)	(215)	—
Total Long-term Debt, Net of Current Portion	$4,758	$4,761	$4,475
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of August 2, 2014 and February 1, 2014. The interest rate hedge adjustment as of August 3, 2013 was not significant.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $16 million as of August 2, 2014, $19 million as of February 1, 2014 and $20 million as of August 3, 2013.

(c)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of August 2, 2014, $2 million as of February 1, 2014 and $3 million as of August 3, 2013.

Issuance of Notes
In October 2013, the Company issued $500 million of 5.625% notes due in October 2023 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (such subsidiaries, the "Guarantors"). The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of October 2023 and are included within Other Assets on the August 2, 2014 and February 1, 2014 Consolidated Balance Sheets.
Revolving Facility
On July 18, 2014, the Company entered into an amendment and restatement (“Amendment”) of its secured revolving credit facility (“Revolving Facility”). The Amendment maintains the aggregate amount of the commitments of the lenders under the Revolving Facility at $1 billion and extends the termination date from July 15, 2016 to July 18, 2019. In addition, the Amendment allows certain of the Company's non-U.S. subsidiaries to issue loans and obtain letters of credit in U.S. dollars, Canadian dollars or British pounds.
In addition, the Amendment reduced fees payable under the Revolving Facility which are based on the Company's long-term credit ratings. The fees related to committed and unutilized amounts per year are 0.30% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings and British pound borrowings is London Interbank Offered Rate (“LIBOR”) plus 1.50%. The interest rate on outstanding Canadian dollar borrowings is Canadian Prime Rate plus 0.50% or Canadian Dollar Offered Rate ("CDOR") plus 1.50%.
The Company incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility continues to contain fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of August 2, 2014, the Company was in compliance with both of its financial covenants. The ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00 and no default or event of default existed.
During the second quarter of 2014, the Company borrowed and repaid $5 million under the Revolving Facility. The maximum daily amount outstanding at any point in time during the second quarter was $5 million.
As of August 2, 2014, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of August 2, 2014 that reduce its remaining availability under the Revolving Facility.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 9, “Derivative Instruments.”

9. Derivative Instruments
Foreign Exchange Risk
In January 2007, the Company entered into a series of cross-currency swaps related to approximately CAD$470 million of intercompany loans. These cross-currency swaps mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company’s Canadian operations. The cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed-rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The cross-currency swaps mature between 2015 and 2018 at the same time as the related loans and are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of August 2, 2014, February 1, 2014 and August 3, 2013:

	August 2, 2014	February 1, 2014	August 3, 2013
	(in millions)
Other Long-term Liabilities	$26	$13	$43
The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the second quarter and year-to-date 2014 and 2013:

		Second Quarter		Year-to-Date
	Location	2014	2013	2014	2013
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income	Other Comprehensive Income	$(5)	$15	$(13)	$16
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (a)	Other Income	2	(13)	8	(19)
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk
Interest Rate Designated Fair Value Hedges
In July 2014, the Company entered into interest rate swap arrangements related to $100 million of the outstanding 2017 Notes and $100 million of the outstanding 2019 Notes. In 2013, the Company entered into interest rate swap arrangements related to $200 million of the outstanding 2017 Notes and $200 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage.
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of August 2, 2014, February 1, 2014 and August 3, 2013:

	August 2, 2014	February 1, 2014	August 3, 2013
	(in millions)
Other Assets	$3	$5	$1

10. Fair Value Measurements
The following table provides a summary of the carrying value and estimated fair value of long-term debt as of August 2, 2014, February 1, 2014 and August 3, 2013:

	August 2, 2014	February 1, 2014	August 3, 2013
	(in millions)
Carrying Value	$4,972	$4,976	$4,475
Estimated Fair Value (a)	5,443	5,333	4,839
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of August 2, 2014, February 1, 2014 and August 3, 2013:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of August 2, 2014
Assets:
Cash and Cash Equivalents	$1,147	$—	$—	$1,147
Interest Rate Designated Fair Value Hedges	—	3	—	3
Liabilities:
Cross-currency Cash Flow Hedges	—	26	—	26
Lease Guarantees	—	—	1	1
As of February 1, 2014
Assets:
Cash and Cash Equivalents	$1,519	$—	$—	$1,519
Interest Rate Designated Fair Value Hedges	—	5	—	5
Liabilities:
Cross-currency Cash Flow Hedges	—	13	—	13
Lease Guarantees	—	—	1	1
As of August 3, 2013
Assets:
Cash and Cash Equivalents	$551	$—	$—	$551
Interest Rate Designated Fair Value Hedges	—	1	—	1
Liabilities:
Cross-currency Cash Flow Hedges	—	43	—	43
Lease Guarantees	—	—	2	2

The Company’s Level 2 fair value measurements are measured using market approach valuation techniques. The primary inputs to these techniques include benchmark interest rates and foreign currency exchange rates, as applicable to the underlying instruments.
The Company’s Level 3 fair value measurements are measured using income approach valuation techniques. The primary inputs to these techniques include the guaranteed lease payments, discount rates, and the Company’s assessment of the risk of default on guaranteed leases.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the second quarter and year-to-date 2014 and 2013:

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
	(in millions)
Beginning Balance	$1	$2	$1	$2
Change in Estimated Fair Value Reported in Earnings	—	—	—	—
Ending Balance	$1	$2	$1	$2

The Company’s lease guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of certain businesses. The fair value of these lease guarantees is impacted by economic conditions, probability of rent obligation payments, period of obligation and the discount rate utilized. For additional information, see Note 12, “Commitments and Contingencies.”

11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2014:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2014	$30	$10	$40
Other Comprehensive Income Before Reclassifications	(3)	(13)	(16)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	8	8
Current-period Other Comprehensive Loss	(3)	(5)	(8)
Balance as of August 2, 2014	$27	$5	$32
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2013:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2013	$(10)	$14	$4
Other Comprehensive Income Before Reclassifications	12	16	28
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(19)	(19)
Current-period Other Comprehensive Income (Loss)	12	(3)	9
Balance as of August 3, 2013	$2	$11	$13
The components of accumulated other comprehensive income above are presented net of tax as applicable.
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the second quarter and year-to-date 2014 and 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Location on Consolidated Statement of Income

	Second Quarter		Year-to-Date
	2014	2013	2014	2013
	(in millions)
Cash Flow Hedges (Gain) Loss	$2	$(13)	$8	$(19)	Other Income
	—	—	—	—	Provision for Income Taxes
	$2	$(13)	$8	$(19)	Net Income

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
In July 2009, a complaint was filed against the Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees and injunctive relief. In November 2011, a jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011, and the trial court awarded future royalty payments through 2015. In January 2013, the Company appealed the judgment in the Court of Appeals for the Federal Circuit. Shortly before the Company's appeal was filed, the Court of Appeals ruled in another proceeding involving a different company that the plaintiff's patents were invalid. On January 14, 2014, the U.S. Supreme Court denied the plaintiff's petition to overturn that ruling. Based on this decision that the plaintiff's patents are invalid and on the Company's other arguments, the Company believes its appeal should be granted.
Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $33 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with accounting principles generally accepted in the United State of America ("GAAP") in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $16 million as of August 2, 2014, $22 million as of February 1, 2014 and $29 million as of August 3, 2013. The estimated fair value of these guarantee obligations was $1 million as of August 2, 2014 and February 1, 2014 and $2 million as of August 3, 2013, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of August 2, 2014, February 1, 2014 and August 3, 2013.
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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $14 million for the second quarter of 2014 and 2013. Total expense recognized related to the qualified plan was $30 million for year-to-date 2014 and $29 million for year-to-date 2013.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for the second quarter of 2014 and $5 million for the second quarter of 2013. Total expense recognized related to the non-qualified plan was $12 million for year-to-date 2014 and $11 million for year-to-date 2013.

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
The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and franchised stores located outside of North America. These businesses include the following:

•	Victoria's Secret Beauty and Accessories stores operated by partners under franchise or wholesale agreements, which feature Victoria's Secret branded beauty and accessories products;

•	Victoria's Secret International full assortment stores, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise agreements; and

•	Bath & Body Works International stores operated by partners under franchise agreements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in Canada, as well as stores operated by partners under franchise and licensing agreements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores, which feature handbags, jewelry and accessories; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for the second quarter and year-to-date 2014 and 2013:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2014
Second Quarter:
Net Sales	$1,745	$704	$80	$146	$2,675
Operating Income (Loss)	293	115	17	(49)	376
Year-to-Date:
Net Sales	$3,349	$1,286	$151	$280	$5,066
Operating Income (Loss)	571	195	32	(86)	712
2013
Second Quarter:
Net Sales	$1,665	$667	$47	$137	$2,516
Operating Income (Loss)	275	106	8	(31)	358
Year-to-Date:
Net Sales	$3,209	$1,228	$87	$260	$4,784
Operating Income (Loss)	539	180	12	(62)	669
The Company's international sales include sales from company-owned stores, royalty revenue from franchise arrangements, wholesale revenues and direct sales shipped internationally. The Company’s international sales across all segments totaled $339 million and $285 million for the second quarter of 2014 and 2013, respectively. The Company's international sales totaled $634 million and $536 million for year-to-date 2014 and 2013, respectively.

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of August 2, 2014, February 1, 2014 and August 3, 2013 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended August 2, 2014 and August 3, 2013.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	August 2, 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$920	$227	$—	$1,147
Accounts Receivable, Net	1	172	60	—	233
Inventories	—	935	140	—	1,075
Deferred Income Taxes	—	43	(16)	—	27
Other	—	130	87	—	217
Total Current Assets	1	2,200	498	—	2,699
Property and Equipment, Net	—	1,295	869	—	2,164
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,337	15,133	1,268	(20,738)	—
Other Assets	184	21	685	(612)	278
Total Assets	$4,522	$20,378	$3,320	$(21,350)	$6,870
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$360	$262	$—	$622
Accrued Expenses and Other	88	408	247	—	743
Current Portion of Long-term Debt	214	—	—	—	214
Income Taxes	—	(12)	13	—	1
Total Current Liabilities	302	756	522	—	1,580
Deferred Income Taxes	(4)	(18)	251	—	229
Long-term Debt	4,758	597	—	(597)	4,758
Other Long-term Liabilities	1	586	233	(14)	806
Total Equity (Deficit)	(535)	18,457	2,314	(20,739)	(503)
Total Liabilities and Equity (Deficit)	$4,522	$20,378	$3,320	$(21,350)	$6,870

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,434	$839	$(598)	$2,675
Costs of Goods Sold, Buying and Occupancy	—	(1,529)	(671)	569	(1,631)
Gross Profit	—	905	168	(29)	1,044
General, Administrative and Store Operating Expenses	(1)	(584)	(113)	30	(668)
Operating Income (Loss)	(1)	321	55	1	376
Interest Expense	(82)	(8)	(2)	10	(82)
Other Income	—	—	2	—	2
Income (Loss) Before Income Taxes	(83)	313	55	11	296
Provision for Income Taxes	—	56	52	—	108
Equity in Earnings (Loss), Net of Tax	271	92	81	(444)	—
Net Income (Loss)	$188	$349	$84	$(433)	$188

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$188	$349	$84	$(433)	$188
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	2	—	2
Foreign Currency Translation	—	—	(1)	—	(1)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(5)	—	(5)
Total Other Comprehensive Income, Net of Tax	—	—	(4)	—	(4)
Total Comprehensive Income (Loss)	$188	$349	$80	$(433)	$184

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,286	$793	$(563)	$2,516
Costs of Goods Sold, Buying and Occupancy	—	(1,415)	(649)	537	(1,527)
Gross Profit	—	871	144	(26)	989
General, Administrative and Store Operating Expenses	(1)	(561)	(98)	29	(631)
Operating Income (Loss)	(1)	310	46	3	358
Interest Expense	(77)	(6)	(3)	9	(77)
Other Income	—	—	1	—	1
Income (Loss) Before Income Taxes	(78)	304	44	12	282
Provision for Income Taxes	—	39	65	—	104
Equity in Earnings (Loss), Net of Tax	256	268	276	(800)	—
Net Income (Loss)	$178	$533	$255	$(788)	$178

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$178	$533	$255	$(788)	$178
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(13)	—	(13)
Foreign Currency Translation	—	—	8	—	8
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	15	—	15
Total Other Comprehensive Income (Loss), Net of Tax	—	—	10	—	10
Total Comprehensive Income (Loss)	$178	$533	$265	$(788)	$188

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$4,632	$1,674	$(1,240)	$5,066
Costs of Goods Sold, Buying and Occupancy	—	(2,875)	(1,349)	1,184	(3,040)
Gross Profit	—	1,757	325	(56)	2,026
General, Administrative and Store Operating Expenses	(4)	(1,145)	(223)	58	(1,314)
Operating Income (Loss)	(4)	612	102	2	712
Interest Expense	(166)	(15)	(4)	19	(166)
Other Income	—	—	5	—	5
Income (Loss) Before Income Taxes	(170)	597	103	21	551
Provision for Income Taxes	(1)	118	89	—	206
Equity in Earnings (Loss), Net of Tax	514	283	250	(1,047)	—
Net Income (Loss)	$345	$762	$264	$(1,026)	$345

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$345	$762	$264	$(1,026)	$345
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	8	—	8
Foreign Currency Translation	—	—	(3)	—	(3)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(13)	—	(13)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(8)	—	(8)
Total Comprehensive Income (Loss)	$345	$762	$256	$(1,026)	$337

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$4,359	$1,541	$(1,116)	$4,784
Costs of Goods Sold, Buying and Occupancy	—	(2,661)	(1,259)	1,066	(2,854)
Gross Profit	—	1,698	282	(50)	1,930
General, Administrative and Store Operating Expenses	(3)	(1,113)	(198)	53	(1,261)
Operating Income (Loss)	(3)	585	84	3	669
Interest Expense	(156)	(12)	(6)	18	(156)
Other Income	—	—	4	—	4
Income (Loss) Before Income Taxes	(159)	573	82	21	517
Provision for Income Taxes	—	103	93	—	196
Equity in Earnings (Loss), Net of Tax	480	321	313	(1,114)	—
Net Income (Loss)	$321	$791	$302	$(1,093)	$321

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$321	$791	$302	$(1,093)	$321
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(19)	—	(19)
Foreign Currency Translation	—	—	12	—	12
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	16	—	16
Total Other Comprehensive Income (Loss), Net of Tax	—	—	9	—	9
Total Comprehensive Income (Loss)	$321	$791	$311	$(1,093)	$330

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(172)	$488	$130	$—	$446
Investing Activities:
Capital Expenditures	—	(248)	(101)	—	(349)
Other Investing Activities	—	—	15	—	15
Net Cash Used for Investing Activities	—	(248)	(86)	—	(334)
Financing Activities:
Borrowings from Revolving Facility	—	—	5	—	5
Repayments on Revolving Facility	—	—	(5)	—	(5)
Repurchase of Common Stock	(48)	—	—	—	(48)
Dividends Paid	(491)	—	—	—	(491)
Excess Tax Benefits from Share-based Compensation	—	31	6	—	37
Net Financing Activities and Advances to/from Consolidated Affiliates	694	(704)	10	—	—
Proceeds from Exercise of Stock Options and Other	22	—	—	—	22
Financing Costs	(5)	—	—	—	(5)
Net Cash Provided by (Used for) Financing Activities	172	(673)	16	—	(485)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(433)	61	—	(372)
Cash and Cash Equivalents, Beginning of Period	—	1,353	166	—	1,519
Cash and Cash Equivalents, End of Period	$—	$920	$227	$—	$1,147

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(153)	$426	$81	$—	$354
Investing Activities:
Capital Expenditures	—	(266)	(117)	—	(383)
Other Investing Activities	—	—	2	—	2
Net Cash Used for Investing Activities	—	(266)	(115)	—	(381)
Financing Activities:
Repurchase of Common Stock	(55)	—	—	—	(55)
Dividends Paid	(174)	—	—	—	(174)
Excess Tax Benefits from Share-based Compensation	—	21	4	—	25
Net Financing Activities and Advances to/from Consolidated Affiliates	372	(292)	(80)	—	—
Proceeds from Exercise of Stock Options and Other	10	—	—	—	10
Net Cash Provided by (Used for) Financing Activities	153	(271)	(76)	—	(194)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1)	—	(1)
Net Decrease in Cash and Cash Equivalents	—	(111)	(111)	—	(222)
Cash and Cash Equivalents, Beginning of Period	—	417	356	—	773
Cash and Cash Equivalents, End of Period	$—	$306	$245	$—	$551

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheets of L Brands, Inc. and subsidiaries (the “Company”) as of August 2, 2014 and August 3, 2013, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen and twenty-six week periods ended August 2, 2014 and August 3, 2013. These financial statements are the responsibility of the Company’s management.

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
September 5, 2014

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

The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The following information should be read in conjunction with our financial statements and the related notes included in Item 1. Financial Statements.
Executive Overview
In the second quarter of 2014, our operating income increased $18 million, or 5%, to $376 million, and our operating income rate remained relatively flat. Net sales increased $159 million to $2.675 billion, and comparable store sales increased 3%. At Victoria's Secret, sales increased 5%, and operating income increased 6%. At Bath & Body Works, sales increased 6%, and operating income increased 8%. At Victoria's Secret and Bath & Body Works International, sales increased 70%, and operating income increased 132%. For additional information related to our second quarter 2014 financial performance, see “Results of Operations.”
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
Company-Owned Store Data
The following table compares the second quarter of 2014 store data to the second quarter of 2013 and year-to-date 2014 store data to year-to-date 2013:

	Second Quarter			Year-to-Date
	2014	2013	% Change	2014	2013	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$202	$200	1%	$389	$385	1%
Bath & Body Works U.S.	163	155	5%	298	286	4%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,216	$1,204	1%	$2,340	$2,320	1%
Bath & Body Works U.S.	385	366	5%	704	676	4%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,021	6,016	—%
Bath & Body Works U.S.	2,357	2,359	—%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,473	6,226	4%
Bath & Body Works U.S.	3,665	3,692	(1)%

The following table compares second quarter of 2014 company-owned store data to the second quarter of 2013 and year-to-date 2014 store data to year-to-date 2013:

	Second Quarter		Year-to-Date
Number of Stores (a)	2014	2013	2014	2013
Victoria’s Secret U.S.
Beginning of Period	1,065	1,019	1,060	1,019
Opened	11	19	18	23
Closed	(1)	(3)	(3)	(7)
End of Period	1,075	1,035	1,075	1,035
Victoria’s Secret Canada
Beginning of Period	35	26	34	26
Opened	3	1	4	1
Closed	—	—	—	—
End of Period	38	27	38	27
Bath & Body Works U.S.
Beginning of Period	1,553	1,568	1,559	1,571
Opened	3	1	4	1
Closed	(1)	(4)	(8)	(7)
End of Period	1,555	1,565	1,555	1,565
Bath & Body Works Canada
Beginning of Period	81	72	79	71
Opened	4	5	7	6
Closed	—	—	(1)	—
End of Period	85	77	85	77
Victoria’s Secret U.K.
Beginning of Period	7	2	5	2
Opened	—	—	2	—
Closed	—	—	—	—
End of Period	7	2	7	2
La Senza
Beginning of Period	153	157	157	158
Opened	—	—	—	—
Closed	—	—	(4)	(1)
End of Period	153	157	153	157
Henri Bendel
Beginning of Period	29	29	29	29
Opened	—	—	—	—
Closed	—	—	—	—
End of Period	29	29	29	29
Total
Beginning of Period	2,923	2,873	2,923	2,876
Opened	21	26	35	31
Closed	(2)	(7)	(16)	(15)
End of Period	2,942	2,892	2,942	2,892
 _______________

(a)	Number of stores excludes independently owned Victoria's Secret, Bath & Body Works and La Senza stores operated by licensees and franchisees.

Franchise Store Data
The following table compares the second quarter of 2014 franchise store data to the second quarter of 2013 and year-to-date 2014 store data to year-to-date 2013:

	Second Quarter		Year-to-Date
Number of Stores	2014	2013	2014	2013
Victoria’s Secret Beauty & Accessories
Beginning of Period	209	126	198	108
Opened	21	17	34	37
Closed	—	—	(2)	(2)
End of Period	230	143	230	143
Victoria's Secret International (Full Assortment)
Beginning of Period	6	3	4	3
Opened	2	—	4	—
Closed	—	—	—	—
End of Period	8	3	8	3
Bath & Body Works International
Beginning of Period	59	43	55	38
Opened	7	2	11	7
Closed	—	—	—	—
End of Period	66	45	66	45
La Senza International
Beginning of Period	328	341	331	339
Opened	2	9	2	19
Closed	(23)	(12)	(26)	(20)
End of Period	307	338	307	338
Total
Beginning of Period	602	513	588	488
Opened	32	28	51	63
Closed	(23)	(12)	(28)	(22)
End of Period	611	529	611	529
Segment Reporting Change
In the first quarter of 2014, we announced a change in our reportable segments. Results from company-owned Victoria's Secret and Bath & Body Works stores in Canada were reclassified from Other into the corresponding Victoria's Secret and Bath & Body Works segments. Additionally, a new segment called Victoria's Secret and Bath & Body Works International was created which includes the Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of North America. Therefore, beginning in 2014, we have three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. While this reporting change did not impact our consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Second Quarter of 2014 Compared to Second Quarter of 2013
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the second quarter of 2014 in comparison to the second quarter of 2013:

			Operating Income Rate
	2014	2013	2014	2013
Second Quarter	(in millions)
Victoria’s Secret	$293	$275	16.8%	16.5%
Bath & Body Works	115	106	16.3%	15.9%
Victoria’s Secret and Bath & Body Works International	17	8	21.3%	15.7%
Other (a)	(49)	(31)	(33.3)%	(22.6)%
Total Operating Income	$376	$358	14.1%	14.2%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the second quarter of 2014, operating income increased $18 million, or 5%, to $376 million, and the operating income rate declined to 14.1% from 14.2%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2014 in comparison to the second quarter of 2013:

	2014	2013	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,363	$1,281	6%
Victoria’s Secret Direct	382	384	—%
Total Victoria’s Secret	1,745	1,665	5%
Bath & Body Works Stores (a)	638	611	4%
Bath & Body Works Direct	66	56	18%
Total Bath & Body Works	704	667	6%
Victoria’s Secret and Bath & Body Works International (b)	80	47	70%
Other (c)	146	137	7%
Total Net Sales	$2,675	$2,516	6%
 _______________

(a)	Includes company-owned stores in the United States and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of North America.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the second quarter of 2014 to the second quarter of 2013:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Second Quarter	(in millions)
2013 Net Sales	$1,665	$667	$47	$137	$2,516
Comparable Store Sales	34	20	4	2	60
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	50	9	11	(1)	69
Foreign Currency Translation	(2)	(2)	2	(3)	(5)
Direct Channels	(2)	10	—	2	10
International Wholesale, Royalty and Other	—	—	16	9	25
2014 Net Sales	$1,745	$704	$80	$146	$2,675

The following table compares the second quarter of 2014 comparable store sales to the second quarter of 2013:

Second Quarter	2014	2013
Victoria’s Secret Stores (a) (b)	3%	1%
Bath & Body Works (a) (b)	3%	3%
Total Comparable Store Sales (b) (c)	3%	2%
 ________________

(a)	Results include company-owned stores in the United States and Canada.

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

(c)	Includes Victoria's Secret U.S., Bath & Body Works U.S., La Senza, Bath & Body Works Canada, Victoria’s Secret Canada, Victoria's Secret U.K. and Henri Bendel.
The results by segment are as follows:
Victoria's Secret
For the second quarter of 2014, net sales increased $80 million to $1.745 billion, and comparable store sales increased 3%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 6% related to increases across most categories including PINK, sport and core lingerie, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

•
At Victoria's Secret Direct, net sales were about flat to last year; the decrease in apparel was offset by increases in PINK, sport and core lingerie. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory.

The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Bath & Body Works
For the second quarter of 2014, net sales increased $37 million to $704 million, and comparable store sales increased 3%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2014, net sales increased $33 million to $80 million primarily related to the opening of new company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners.
Other
For the second quarter of 2014, net sales increased $9 million to $146 million primarily related to higher revenue from sales of merchandise to our international partners from Mast Global.
Gross Profit
For the second quarter of 2014, our gross profit increased $55 million to $1.044 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 39.0% from 39.3%, primarily driven by:
Victoria's Secret
For the second quarter of 2014, the gross profit increase was primarily driven by:

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
The gross profit rate was flat to last year as the improved merchandise margin rate was offset by the increased buying and occupancy expense rate due to store-related activity.

Bath & Body Works
For the second quarter of 2014, the gross profit increase was primarily driven by:

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
Victoria's Secret and Bath & Body Works International
For the second quarter of 2014, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.
The gross profit rate decrease was driven by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense due to the opening of new stores.
Other
For the second quarter of 2014, gross profit decreased due to lower merchandise margin dollars primarily related to increased promotional activity at La Senza. The decrease in merchandise margin dollars was partially offset by lower buying and occupancy expenses at Mast Global. The gross profit rate decreased significantly primarily driven by a decrease in the merchandise margin rate due to increased promotional activity at La Senza. The merchandise margin rate decrease was partially offset by a decrease in the buying and occupancy expense rate.
General, Administrative and Store Operating Expenses
For the second quarter of 2014, our general, administrative and store operating expenses increased $37 million to $668 million primarily driven by an increase in store selling expenses related to higher sales volumes, increased international expansion and severance-related expenses.
The general, administrative and store operating expense rate was roughly flat.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2014 and 2013:

Second Quarter	2014	2013
Average daily borrowings (in millions)	$4,964	$4,463
Average borrowing rate (in percentages)	6.65%	6.88%
For the second quarter of 2014, our interest expense increased $5 million to $82 million primarily due to an increase in average borrowings related to the October 2013 $500 million note issuance, partially offset by a decrease in the average borrowing rate.
Other Income
For the second quarter of 2014, our other income was roughly flat to last year.
Provision for Income Taxes
For the second quarter of 2014, our effective tax rate was 36.4% compared to 36.7% in the second quarter of 2013. The second quarter 2014 and 2013 rates were lower than the Company's combined statutory federal and state rates primarily due to the resolution of certain tax matters.

Year-to-Date 2014 Compared to Year-to-Date 2013
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2014 in comparison to year-to-date 2013:

			Operating Income Rate
	2014	2013	2014	2013
Year-to-Date	(in millions)
Victoria’s Secret	$571	$539	17.0%	16.8%
Bath & Body Works	195	180	15.2%	14.6%
Victoria’s Secret and Bath & Body Works International	32	12	21.6%	13.5%
Other (a)	(86)	(62)	(30.6)%	(23.8)%
Total Operating Income	$712	$669	14.1%	14.0%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For year-to-date 2014, operating income increased $43 million, or 6%, to $712 million, and the operating income rate increased to 14.1% from 14.0%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2014 in comparison to year-to-date 2013:

	2014	2013	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$2,609	$2,466	6%
Victoria’s Secret Direct	740	743	—%
Total Victoria’s Secret	3,349	3,209	4%
Bath & Body Works Stores (a)	1,168	1,128	4%
Bath & Body Works Direct	118	100	18%
Total Bath & Body Works	1,286	1,228	5%
Victoria’s Secret and Bath & Body Works International (b)	151	87	74%
Other (c)	280	260	8%
Total Net Sales	$5,066	$4,784	6%
 _______________

(a)	Includes company-owned stores in the United States and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of North America.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for year-to-date 2014 in comparison to year-to-date 2013:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2013 Net Sales	$3,209	$1,228	$87	$260	$4,784
Comparable Store Sales	57	29	9	1	96
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	91	15	19	(2)	123
Foreign Currency Translation	(5)	(4)	3	(8)	(14)
Direct Channels	(3)	18	—	3	18
International Wholesale, Royalty and Other	—	—	33	26	59
2014 Net Sales	$3,349	$1,286	$151	$280	$5,066

The following table compares year-to-date 2014 comparable store sales to year-to-date 2013:

Year-to-Date	2014	2013
Victoria’s Secret Stores (a) (b)	3%	2%
Bath & Body Works (a) (b)	3%	3%
Total Comparable Store Sales (b) (c)	3%	2%
 ________________

(a)	Results include company-owned stores in the United States and Canada.

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

(c)	Includes Victoria's Secret U.S., Bath & Body Works U.S., La Senza, Bath & Body Works Canada, Victoria’s Secret Canada, Victoria's Secret U.K. and Henri Bendel.
The results by segment are as follows:
Victoria's Secret
For year-to-date 2014, net sales increased $140 million to $3.349 billion, and comparable store sales increased 3%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 6% related to increases across most categories including PINK, core lingerie and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

•
At Victoria's Secret Direct, net sales were about flat to last year; the decrease in apparel was offset by increases in PINK, core lingerie and sport. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory.

The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Bath & Body Works
For year-to-date 2014, net sales increased $58 million to $1.286 billion, and comparable store sales increased 3%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, soaps and sanitizers and Signature Collection, which all incorporated newness and innovation.
The increase in comparable store sales was driven by higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For year-to-date 2014, net sales increased $64 million to $151 million primarily related to the opening of new company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners.
Other
For year-to-date 2014, net sales increased $20 million to $280 million primarily related to higher revenue from sales of merchandise to our international partners from Mast Global.
Gross Profit
For year-to-date 2014, our gross profit increased $96 million to $2.026 billion and our gross profit rate (expressed as a percentage of net sales) decreased to 40.0% from 40.3%, primarily driven by:
Victoria's Secret
For year-to-date 2014, the gross profit increase was primarily driven by:

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
The gross profit rate was flat.

Bath & Body Works
For year-to-date 2014, the gross profit increase was primarily driven by:

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
Victoria's Secret and Bath & Body Works International
For year-to-date 2014, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.
The gross profit rate decrease was driven by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense due to the opening of new stores. The buying and occupancy expense rate increase was partially offset by an increase in the merchandise margin rate.
Other
For year-to-date 2014, gross profit decreased due to lower merchandise margin dollars primarily related to increased promotional activity at La Senza. The gross profit rate decreased significantly primarily driven by a decrease in the merchandise margin rate due to increased promotional activity at La Senza. The merchandise margin rate decrease was partially offset by a decrease in the buying and occupancy expense rate.
General, Administrative and Store Operating Expenses
For year-to-date 2014, our general, administrative and store operating expenses increased $53 million to $1.314 billion primarily driven by an increase in store selling expenses related to higher sales volumes and increased international expansion.
The general, administrative and store operating expense rate decreased to 25.9% from 26.4% due to leverage associated with higher sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2014 and 2013:

Second Quarter	2014	2013
Average daily borrowings (in millions)	$4,964	$4,463
Average borrowing rate (in percentages)	6.65%	6.92%
For year-to-date 2014, our interest expense increased $10 million to $166 million primarily due to an increase in average borrowings related to the October 2013 $500 million note issuance, partially offset by a decrease in the average borrowing rate.
Other Income
For year-to-date 2014, our other income was roughly flat to last year.
Provision for Income Taxes
For year-to-date 2014, our effective tax rate was 37.4% compared to 37.9% year-to-date 2013. The year-to-date 2014 and 2013 rates were lower than the Company's combined federal and state rates primarily due to the resolution of certain tax matters.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During year-to-date 2014, we paid $491 million in regular and special dividends and repurchased $48 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $225 million as of August 2, 2014. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.
The following table provides our long-term debt balance as of August 2, 2014, February 1, 2014 and August 3, 2013:

	August 2, 2014	February 1, 2014	August 3, 2013
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	494	494	491
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,394	$3,394	$2,891
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$715	$718	$719
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	214	215	216
Total Senior Unsecured Debt	$1,578	$1,582	$1,584
Total	$4,972	$4,976	$4,475
Current Portion of Long-term Debt	(214)	(215)	—
Total Long-term Debt	$4,758	$4,761	$4,475
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of August 2, 2014 and February 1, 2014. The interest rate hedge adjustment as of August 3, 2013 was not significant.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $16 million as of August 2, 2014, $19 million as of February 1, 2014 and $20 million as of August 3, 2013.

(c)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of August 2, 2014, $2 million as of February 1, 2014 and $3 million as of August 3, 2013.

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
Revolving Facility
On July 18, 2014, we entered into an amendment and restatement (“Amendment”) of our secured revolving credit facility (“Revolving Facility”). The Amendment maintains the aggregate amount of the commitments of the lenders under the Revolving Facility at $1 billion and extends the termination date from July 15, 2016 to July 18, 2019. In addition, the

Amendment allows certain of our non-U.S. subsidiaries to issue loans and obtain letters of credit in U.S. dollars, Canadian dollars or British pounds.
In addition, the Amendment reduced fees payable under the Revolving Facility which are based on our long-term credit ratings. The fees related to committed and unutilized amounts per year are 0.30% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings and British pound borrowings is LIBOR plus 1.50%. The interest rate on outstanding Canadian dollar borrowings is Canadian Prime Rate plus 0.50% or Canadian Dollar Offered Rate ("CDOR") plus 1.50%.
We incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility continues to contain fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of August 2, 2014, we were in compliance with both of its financial covenants. The ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00 and no default or event of default existed.
During the second quarter of 2014, we borrowed and repaid $5 million under the Revolving Facility. The maximum daily amount outstanding at any point in time during the second quarter was $5 million.
As of August 2, 2014, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of August 2, 2014 that reduce our remaining availability under our Revolving Facility.
Fair Value Interest Rate Swap Arrangements
In July 2014, we entered into interest rate swap arrangements related to $100 million of the outstanding 2017 Notes and $100 million of the outstanding 2019 Notes. In 2013, we entered into interest rate swap arrangements related to $200 million of the outstanding 2017 Notes and $200 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage.
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

Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of August 2, 2014, February 1, 2014 and August 3, 2013:

	August 2, 2014	February 1, 2014	August 3, 2013
	(in millions)
Cash Provided by Operating Activities (a)	$446	$1,248	$354
Capital Expenditures (a)	349	691	383
Working Capital	1,119	1,324	613
Capitalization:
Long-term Debt	4,758	4,761	4,475
Shareholders’ Equity (Deficit)	(504)	(370)	(861)
Total Capitalization	$4,254	$4,391	$3,614
Remaining Amounts Available Under Credit Agreements (b)	$992	$992	$984
 _______________

(a)	The February 1, 2014 amounts represent a twelve-month period and the August 2, 2014 and August 3, 2013 amounts represent six-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million as of August 2, 2014 and February 1, 2014 and $16 million as of August 3, 2013.

Credit Ratings
The following table provides our credit ratings as of August 2, 2014:

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
Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase program during year-to-date 2014 and 2013:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2014	2013	2014	2013
	(in millions)	(in thousands)		(in millions)
November 2012	$250	826	1,217	$45	$55	$48.52

The November 2012 repurchase program had $131 million remaining as of August 2, 2014. There were no share repurchases reflected in Accounts Payable on the August 2, 2014 or August 3, 2013 Consolidated Balance Sheets.
The timing and amount of any repurchases will be made in our discretion taking into account a number of factors including market conditions.
We use cash flow generated from operating activities and financing activities to fund our share repurchase programs.

Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the second quarter and year-to-date of 2014 and 2013:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2014
Second Quarter	$0.34	$—	$0.34	$99
First Quarter	0.34	1.00	1.34	392
2014 Total	$0.68	$1.00	$1.68	$491
2013
Second Quarter	$0.30	$—	$0.30	$87
First Quarter	0.30	—	0.30	87
2013 Total	$0.60	$—	$0.60	$174
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
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2014 and 2013:

	Year-to-Date
	2014	2013
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,519	$773
Net Cash Flows Provided by Operating Activities	446	354
Net Cash Flows Used for Investing Activities	(334)	(381)
Net Cash Flows Used for Financing Activities	(485)	(194)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	(1)
Net Decrease in Cash and Cash Equivalents	(372)	(222)
Cash and Cash Equivalents, End of Period	$1,147	$551
Operating Activities
Net cash provided by operating activities in 2014 was $446 million, including net income of $345 million. Net income included depreciation and amortization of $219 million, share-based compensation expense of $45 million and excess tax benefits from share-based compensation of $37 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Income Taxes Payable, Inventories and Accounts Payable, Accrued Expenses and Other.
Net cash provided by operating activities in 2013 was $354 million, including net income of $321 million. Net income included depreciation and amortization of $202 million, share-based compensation expense of $40 million and excess tax benefits from share-based compensation of $25 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were seasonal changes in Inventories, Income Taxes Payable and Accounts Payable, Accrued Expenses and Other.
Investing Activities
Net cash used for investing activities in 2014 was $334 million consisting primarily of capital expenditures of $349 million. The capital expenditures included $272 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2013 was $381 million consisting primarily of capital expenditures of $383 million. The capital expenditures included $315 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

Financing Activities
Net cash used for financing activities in 2014 was $485 million consisting primarily of quarterly and special dividend payments aggregating to $1.68 per share, or $491 million, and repurchases of common stock of $48 million, partially offset by excess tax benefits from share-based compensation of $37 million and proceeds from the exercise of stock options of $22 million.
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
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $33 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $16 million as of August 2, 2014, $22 million as of February 1, 2014 and $29 million as of August 3, 2013. The estimated fair value of these guarantee obligations was $1 million as of August 2, 2014 and February 1, 2014 and $2 million as of August 3, 2013, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We have no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of August 2, 2014, February 1, 2014 and August 3, 2013.
In connection with our investment in EG, an entity that owns and is developing a commercial shopping center in the Easton community, we, along with an unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. Our estimated maximum potential loss from our involvement with EG totaled $45 million as of August 2, 2014, which includes our equity investment of $35 million and our estimated maximum potential loss from our guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant. We expect EG to obtain permanent financing, prior to maturity of the construction loan, following completion of construction of the commercial shopping center. For additional information, see Note 6, "Equity Investments and Other" and Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements included in Item 1. Financial Statements.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating the impact of this standard on our consolidated results of operations, financial position and cash flows.

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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, highly rated commercial paper and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
All of our long-term debt as of August 2, 2014 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of August 2, 2014, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2017 Notes and $300 million related to a portion of our 2019 Notes.
The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in the three-month LIBOR.
For the balance of our long-term debt that is not subject to interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.

Fair Value of Financial Instruments
As of August 2, 2014, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of August 2, 2014, February 1, 2014 and August 3, 2013:

	August 2, 2014	February 1, 2014	August 3, 2013
	(in millions)
Long-term Debt (a):
Carrying Value	$4,972	$4,976	$4,475
Fair Value, Estimated (b)	5,443	5,333	4,839
Cross-currency Swap Arrangements (c)	26	13	43
Fixed-to-Floating Interest Rate Swap Arrangements (c)	(3)	(5)	(1)
 _______________

(a)	The increase in long-term debt is related to the issuance of the October 2023 Notes.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an (asset) liability position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2009, a complaint was filed against our Company for patent infringement in the United States District Court for the Eastern District of Texas. The complaint sought monetary damages, costs, attorneys' fees and injunctive relief. In November 2011, a jury found in favor of the plaintiff and awarded damages of $9 million for infringement from 2007 through 2011, and the trial court awarded future royalty payments through 2015. In January 2013, we appealed the judgment in the Court of Appeals for the Federal Circuit. Shortly before our appeal was filed, the Court of Appeals ruled in another proceeding involving a different company that the plaintiff's patents were invalid. On January 14, 2014, the U.S. Supreme Court denied the plaintiff's petition to overturn that ruling. Based on this decision that the plaintiff's patents are invalid and on our other arguments, we believe our appeal should be granted.

Item 1A.	RISK FACTORS

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2013 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2013 Annual Report on Form 10-K and those described elsewhere in this report or other Securities and Exchange Commission filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2014	141	$55.28	45	$131,193
June 2014	8	60.19	—	131,193
July 2014	28	58.94	—	131,193
Total	177		45
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
Date: September 5, 2014

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.