Form 10-Q
period 2014-11-01
L Brands, Inc.
filed 2014-12-05
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 1, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 28, 2014
292,682,493

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2014” and “third quarter of 2013” refer to the thirteen week periods ending November 1, 2014 and November 2, 2013, respectively. "Year-to-date 2014" and "year-to-date 2013" refer to the thirty-nine week periods ending November 1, 2014 and November 2, 2013, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
Net Sales	$2,319	$2,171	$7,385	$6,955
Costs of Goods Sold, Buying and Occupancy	(1,372)	(1,314)	(4,412)	(4,168)
Gross Profit	947	857	2,973	2,787
General, Administrative and Store Operating Expenses	(663)	(646)	(1,977)	(1,907)
Operating Income	284	211	996	880
Interest Expense	(80)	(76)	(246)	(232)
Other Income	1	7	6	11
Income Before Income Taxes	205	142	756	659
Provision for Income Taxes	73	50	279	246
Net Income	$132	$92	$477	$413
Net Income Per Basic Share	$0.45	$0.32	$1.63	$1.43
Net Income Per Diluted Share	$0.44	$0.31	$1.60	$1.40
Dividends Per Share	$0.34	$0.30	$2.02	$0.90

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
Net Income	$132	$92	$477	$413
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	(13)	(2)	(5)	(21)
Foreign Currency Translation	3	5	—	17
Unrealized Gain (Loss) on Cash Flow Hedges	16	3	3	19
Total Other Comprehensive Income (Loss), Net of Tax	6	6	(2)	15
Total Comprehensive Income	$138	$98	$475	$428

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	November 1, 2014	February 1, 2014	November 2, 2013
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$745	$1,519	$425
Accounts Receivable, Net	274	244	245
Inventories	1,485	1,165	1,643
Deferred Income Taxes	31	28	30
Other	314	194	237
Total Current Assets	2,849	3,150	2,580
Property and Equipment, Net	2,281	2,045	2,078
Goodwill	1,318	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411	411
Other Assets	290	274	249
Total Assets	$7,149	$7,198	$6,636
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$837	$599	$799
Accrued Expenses and Other	735	787	702
Current Portion of Long-term Debt	213	215	216
Income Taxes	14	225	17
Total Current Liabilities	1,799	1,826	1,734
Deferred Income Taxes	228	210	194
Long-term Debt	4,759	4,761	4,762
Other Long-term Liabilities	796	770	766
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 310, 307 and 306 shares issued; 293, 291 and 290 shares outstanding, respectively	155	154	153
Paid-in Capital	397	302	267
Accumulated Other Comprehensive Income	38	40	19
Retained Earnings (Accumulated Deficit)	(231)	(118)	(519)
Less: Treasury Stock, at Average Cost; 17, 16 and 16 shares, respectively	(793)	(748)	(740)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(434)	(370)	(820)
Noncontrolling Interest	1	1	—
Total Equity (Deficit)	(433)	(369)	(820)
Total Liabilities and Equity (Deficit)	$7,149	$7,198	$6,636

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2014	2013
Operating Activities:
Net Income	$477	$413
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	327	299
Amortization of Landlord Allowances	(30)	(29)
Deferred Income Taxes	10	(1)
Share-based Compensation Expense	67	61
Excess Tax Benefits from Share-based Compensation	(41)	(31)
Changes in Assets and Liabilities:
Accounts Receivable	(30)	(42)
Inventories	(321)	(642)
Accounts Payable, Accrued Expenses and Other	144	120
Income Taxes Payable	(214)	(140)
Other Assets and Liabilities	(19)	(39)
Net Cash Provided by (Used for) Operating Activities	370	(31)
Investing Activities:
Capital Expenditures	(585)	(598)
Return of Capital from Third-party Apparel Sourcing Investment	—	46
Other Investing Activities	15	3
Net Cash Used for Investing Activities	(570)	(549)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance Costs	—	495
Borrowings from Revolving Facility	5	290
Repayments on Revolving Facility	(5)	(290)
Repurchase of Common Stock	(48)	(55)
Dividends Paid	(591)	(261)
Excess Tax Benefits from Share-based Compensation	41	31
Proceeds from Exercise of Stock Options and Other	28	22
Financing Costs	(5)	—
Net Cash Provided by (Used for) Financing Activities	(575)	232
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	—
Net Decrease in Cash and Cash Equivalents	(774)	(348)
Cash and Cash Equivalents, Beginning of Period	1,519	773
Cash and Cash Equivalents, End of Period	$745	$425

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2014” and “third quarter of 2013” refer to the thirteen week periods ending November 1, 2014 and November 2, 2013, respectively. "Year-to-date 2014" and "year-to-date 2013" refer to the thirty-nine week periods ending November 1, 2014 and November 2, 2013, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended November 1, 2014 and November 2, 2013 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2013 Annual Report on Form 10-K.
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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates, and the Company revises its estimates and assumptions as new information becomes available.

2. New Accounting Pronouncement
Revenue Recognition from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard, including the transition method, on its consolidated results of operations, financial position and cash flows.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter and year-to-date 2014 and 2013:

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
	(in millions)
Weighted-average Common Shares:
Issued Shares	309	306	309	306
Treasury Shares	(17)	(16)	(17)	(16)
Basic Shares	292	290	292	290
Effect of Dilutive Options and Restricted Stock	6	7	6	6
Diluted Shares	298	297	298	296
Anti-dilutive Options and Awards (a)	—	—	1	2
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

The November 2012 repurchase program had $131 million remaining as of November 1, 2014. There were no share repurchases reflected in Accounts Payable on the November 1, 2014 or November 2, 2013 Consolidated Balance Sheets. There were $3 million share repurchases reflected in Accounts Payable on the February 1, 2014 Consolidated Balance Sheet.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during 2014 and 2013:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2014
Third Quarter	$0.34	$—	$0.34	$100
Second Quarter	0.34	—	0.34	99
First Quarter	0.34	1.00	1.34	392
2014 Total	$1.02	$1.00	$2.02	$591
2013
Third Quarter	$0.30	$—	$0.30	$87
Second Quarter	0.30	—	0.30	87
First Quarter	0.30	—	0.30	87
2013 Total	$0.90	$—	$0.90	$261

4. Inventories
The following table provides details of inventories as of November 1, 2014, February 1, 2014 and November 2, 2013:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in millions)
Finished Goods Merchandise	$1,360	$1,073	$1,518
Raw Materials and Merchandise Components	125	92	125
Total Inventories	$1,485	$1,165	$1,643
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net
The following table provides details of property and equipment, net as of November 1, 2014, February 1, 2014 and November 2, 2013:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in millions)
Property and Equipment, at Cost	$5,462	$5,101	$5,083
Accumulated Depreciation and Amortization	(3,181)	(3,056)	(3,005)
Property and Equipment, Net	$2,281	$2,045	$2,078
Depreciation expense was $108 million and $96 million for the third quarter of 2014 and 2013, respectively. Depreciation expense was $327 million and $298 million for year-to-date 2014 and 2013, respectively.

6. Equity Investments and Other
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested a majority ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners. The Company's remaining ownership interest is accounted for under the equity method of accounting.
In conjunction with the transaction, the Company entered into transition services agreements whereby the Company was providing support in various operational areas including logistics, technology and finance. The final transition service arrangement expired in October 2014. Extension of the logistics and technology transition services agreements are currently in negotiations. The Company continues to provide services in these operational areas during the interim period until such agreements are finalized.
In the third quarter of 2013, the Company received a $48 million dividend from the third-party apparel sourcing business. This reduced the Company's carrying value in the investment. Of this dividend, $46 million is included in Return of Capital from Third-party Apparel Sourcing Investment within the Investing Activities section of the 2013 Consolidated Statement of Cash Flows, and $2 million is included in Other Assets and Liabilities within the Operating Activities section of the 2013 Consolidated Statement of Cash Flows.
The Company's carrying value for this investment was $7 million as of November 1, 2014, $3 million as of February 1, 2014 and $6 million as of November 2, 2013. The investment is included in Other Assets on the Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income on the Consolidated Statements of Income.
Subsequent to November 1, 2014, the Company entered into an agreement with Sycamore Partners to divest its remaining ownership interest in the third-party apparel sourcing business. The closing of the sale is expected to occur in February 2015 and is contingent upon certain conditions, including the absence of material adverse conditions that may arise prior to closing. The Company expects to receive pre-tax cash proceeds of $85 million and will recognize an estimated pre-tax gain of approximately $70 million in the first quarter of 2015.
Easton Investments
The Company has land and other investments in Easton, a 1,300-acre planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments totaled $100 million as of November 1, 2014, $105 million as of February 1, 2014 and $79 million as of November 2, 2013 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
The Company has concluded EG is a variable interest entity; however, the Company is not the primary beneficiary as defined in Accounting Standards Codification ("ASC") Topic 810, Consolidation, and, therefore, accounts for its investment in EG using the equity method of accounting. The Company’s investment in EG totaled $35 million as of November 1, 2014. The Company’s estimated maximum potential loss from its involvement with EG totaled $45 million. This includes the Company’s equity investment of $35 million and the Company’s estimated maximum potential loss from its guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant.

7. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries.
For the third quarter of 2014, the Company’s effective tax rate was 35.5% compared to 35.0% in the third quarter of 2013. The third quarter 2014 and 2013 rates were lower than the Company's combined statutory federal and state rates primarily due to the resolution of certain tax matters.
For year-to-date 2014, the Company's effective tax rate was 36.9% compared to 37.3% year-to-date 2013. The year-to-date 2014 and 2013 rates were lower than the Company's combined statutory federal and state rates primarily due to the resolution of certain tax matters.
As of November 1, 2014, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $112 million and $123 million for the third quarter of 2014 and 2013, respectively. Income taxes paid approximated $481 million and $431 million for year-to-date 2014 and 2013, respectively.

8. Long-term Debt
The following table provides the Company’s long-term debt balance as of November 1, 2014, February 1, 2014 and November 2, 2013:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	500
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	495	494	493
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,395	$3,394	$3,393
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$715	$718	$720
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	213	215	216
Total Senior Unsecured Debt	$1,577	$1,582	$1,585
Total	$4,972	$4,976	$4,978
Current Portion of Long-term Debt	(213)	(215)	(216)
Total Long-term Debt, Net of Current Portion	$4,759	$4,761	$4,762
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $3 million as of November 1, 2014, $2 million as of February 1, 2014 and $3 million as of November 2, 2013.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $15 million as of November 1, 2014, $19 million as of February 1, 2014 and $21 million as of November 2, 2013.

(c)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of February 1, 2014 and $3 million as of November 2, 2013. As of November 1, 2014, the interest rate hedge adjustment was fully amortized.

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
Repayment of Notes
Subsequent to November 1, 2014, the Company repaid the remaining $213 million of its 5.25% Senior Unsecured Notes due November 2014 with cash on hand.
Revolving Facility
In July 2014, the Company entered into an amendment and restatement (“Amendment”) of its secured revolving credit facility (“Revolving Facility”). The Amendment maintains the aggregate amount of the commitments of the lenders under the Revolving Facility at $1 billion and extends the termination date from July 15, 2016 to July 18, 2019. In addition, the Amendment allows certain of the Company's non-U.S. subsidiaries to issue loans and obtain letters of credit in U.S. dollars, Canadian dollars or British pounds.

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
The Revolving Facility continues to contain fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of November 1, 2014, the Company was in compliance with both of its financial covenants. The ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00, and no default or event of default existed.
During the second quarter of 2014 and the third quarter of 2013, the Company borrowed and repaid $5 million and $290 million, respectively, under the Revolving Facility. The maximum daily amount outstanding at any point in time during the second quarter of 2014 and third quarter of 2013 was $5 million and $140 million, respectively.
As of November 1, 2014, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of November 1, 2014 that reduce its remaining availability under the Revolving Facility.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 9, “Derivative Instruments.”

9. Derivative Instruments
Foreign Exchange Risk
In January 2007, the Company entered into a series of cross-currency swaps related to approximately CAD$470 million of intercompany loans. These cross-currency swaps mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company’s Canadian operations. The cross-currency swaps require the periodic exchange of fixed-rate Canadian dollar interest payments for fixed-rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The cross-currency swaps mature between 2015 and 2018 at the same time as the related loans and are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of November 1, 2014, February 1, 2014 and November 2, 2013:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in millions)
Other Long-term Liabilities	$10	$13	$40
The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the third quarter and year-to-date 2014 and 2013:

		Third Quarter		Year-to-Date
	Location	2014	2013	2014	2013
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income	Other Comprehensive Income	$16	$3	$3	$19
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (a)	Other Income	(13)	(2)	(5)	(21)
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Subsequent to November 1, 2014, the Company terminated cross-currency swaps of CAD$200 million related to the intercompany loans maturing in 2015 and 2017. The Company paid $4 million in settlement of the swaps. This $4 million expense related to the settlement of the swaps, as well as the foreign currency gains on these intercompany loans of $6 million, will be recognized in earnings in the fourth quarter.
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of November 1, 2014, February 1, 2014 and November 2, 2013:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in millions)
Other Assets	$5	$5	$5

10. Fair Value Measurements
The following table provides a summary of the carrying value and estimated fair value of long-term debt as of November 1, 2014, February 1, 2014 and November 2, 2013:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in millions)
Carrying Value	$4,972	$4,976	$4,978
Estimated Fair Value (a)	5,476	5,333	5,398
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of November 1, 2014, February 1, 2014 and November 2, 2013:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of November 1, 2014
Assets:
Cash and Cash Equivalents	$745	$—	$—	$745
Interest Rate Designated Fair Value Hedges	—	5	—	5
Liabilities:
Cross-currency Cash Flow Hedges	—	10	—	10
Lease Guarantees	—	—	1	1
As of February 1, 2014
Assets:
Cash and Cash Equivalents	$1,519	$—	$—	$1,519
Interest Rate Designated Fair Value Hedges	—	5	—	5
Liabilities:
Cross-currency Cash Flow Hedges	—	13	—	13
Lease Guarantees	—	—	1	1
As of November 2, 2013
Assets:
Cash and Cash Equivalents	$425	$—	$—	$425
Interest Rate Designated Fair Value Hedges	—	5	—	5
Liabilities:
Cross-currency Cash Flow Hedges	—	40	—	40
Lease Guarantees	—	—	2	2

The Company’s Level 2 fair value measurements are measured using market approach valuation techniques. The primary inputs to these techniques include benchmark interest rates and foreign currency exchange rates, as applicable to the underlying instruments.
The Company’s Level 3 fair value measurements are measured using income approach valuation techniques. The primary inputs to these techniques include the guaranteed lease payments, discount rates and the Company’s assessment of the risk of default on guaranteed leases.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the third quarter and year-to-date 2014 and 2013:

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
	(in millions)
Beginning Balance	$1	$2	$1	$2
Change in Estimated Fair Value Reported in Earnings	—	—	—	—
Ending Balance	$1	$2	$1	$2

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

11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2014:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2014	$30	$10	$40
Other Comprehensive Income Before Reclassifications	—	3	3
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(5)	(5)
Current-period Other Comprehensive Loss	—	(2)	(2)
Balance as of November 1, 2014	$30	$8	$38
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2013:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2013	$(10)	$14	$4
Other Comprehensive Income Before Reclassifications	17	19	36
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(21)	(21)
Current-period Other Comprehensive Income (Loss)	17	(2)	15
Balance as of November 2, 2013	$7	$12	$19
The components of accumulated other comprehensive income above are presented net of tax as applicable.
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the third quarter and year-to-date 2014 and 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Location on Consolidated Statement of Income

	Third Quarter		Year-to-Date
	2014	2013	2014	2013
	(in millions)
Cash Flow Hedges (Gain) Loss	$(13)	$(2)	$(5)	$(21)	Other Income
	—	—	—	—	Provision for Income Taxes
	$(13)	$(2)	$(5)	$(21)	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $29 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with accounting principles generally accepted in the United State of America ("GAAP") in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $14 million as of November 1, 2014, $22 million as of February 1, 2014 and $26 million as of November 2, 2013. The estimated fair value of these guarantee obligations was $1 million as of November 1, 2014 and February 1, 2014 and $2 million as of November 2, 2013, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of November 1, 2014, February 1, 2014 and November 2, 2013.
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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $15 million for the third quarter of 2014 and $14 million for the third quarter of 2013. Total expense recognized related to the qualified plan was $45 million for year-to-date 2014 and $43 million for year-to-date 2013.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $7 million for both the third quarter of 2014 and 2013. Total expense recognized related to the non-qualified plan was $19 million for year-to-date 2014 and $18 million for year-to-date 2013.

14. Segment Information
In the first quarter of 2014, the Company announced a change in its reportable segments. Results from company-owned Victoria's Secret and Bath & Body Works stores in Canada were reclassified from Other into the corresponding Victoria's Secret and Bath & Body Works segments. Additionally, a new segment called Victoria's Secret and Bath & Body Works International was created which includes the Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of the United States and Canada. Therefore, beginning in 2014, the Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. While this reporting change did not impact the Company's consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes.
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
The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and franchised stores located outside of the United States and Canada. These businesses include the following:

•	Victoria's Secret Beauty and Accessories stores operated by partners under franchise or wholesale agreements, which feature Victoria's Secret branded beauty and accessories products;

•	Victoria's Secret International full assortment stores, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise agreements; and

•	Bath & Body Works International stores operated by partners under franchise agreements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in Canada, as well as stores operated by partners under franchise and licensing agreements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores, which feature handbags, jewelry and accessories; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the third quarter and year-to-date 2014 and 2013:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2014
Third Quarter:
Net Sales	$1,452	$660	$79	$128	$2,319
Operating Income (Loss)	191	93	17	(17)	284
Year-to-Date:
Net Sales	$4,801	$1,946	$230	$408	$7,385
Operating Income (Loss)	762	288	49	(103)	996
2013
Third Quarter:
Net Sales	$1,373	$607	$60	$131	$2,171
Operating Income (Loss)	151	72	10	(22)	211
Year-to-Date:
Net Sales	$4,582	$1,835	$147	$391	$6,955
Operating Income (Loss)	690	252	22	(84)	880
The Company's international sales include sales from company-owned stores, royalty revenue from franchise arrangements, wholesale revenues and direct sales shipped internationally. The Company’s international sales across all segments totaled $304 million and $284 million for the third quarter of 2014 and 2013, respectively. The Company's international sales totaled $938 million and $820 million for year-to-date 2014 and 2013, respectively.

15. Subsequent Events
Subsequent to November 1, 2014, the Company entered into an agreement with Sycamore Partners to divest its remaining ownership interest in the third-party apparel sourcing business. The closing of the sale is expected to occur in February 2015 and is contingent upon certain conditions, including the absence of material adverse conditions that may arise prior to closing. For additional information, see Note 6, “Equity Investments and Other.”
Subsequent to November 1, 2014 the Company repaid the remaining $213 million of its 5.25% Senior Unsecured Notes due November 2014 with cash on hand. See Note 8, “Long-term Debt.”
Subsequent to November 1, 2014, the Company terminated cross-currency swaps of CAD$200 million related to the intercompany loans maturing in 2015 and 2017. For additional information, see Note 9, "Derivative Instruments."

16. Supplemental Guarantor Financial Information
The Company’s 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s 100% owned subsidiaries. The Company is a holding company, and its most significant assets are the stock of its subsidiaries. The Guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of November 1, 2014, February 1, 2014 and November 2, 2013 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended November 1, 2014 and November 2, 2013.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	November 1, 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$516	$229	$—	$745
Accounts Receivable, Net	3	206	65	—	274
Inventories	—	1,290	195	—	1,485
Deferred Income Taxes	—	44	(13)	—	31
Other	—	177	137	—	314
Total Current Assets	3	2,233	613	—	2,849
Property and Equipment, Net	—	1,400	881	—	2,281
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,392	15,401	1,276	(21,069)	—
Other Assets	184	19	699	(612)	290
Total Assets	$4,579	$20,782	$3,469	$(21,681)	$7,149
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$484	$353	$—	$837
Accrued Expenses and Other	81	410	244	—	735
Current Portion of Long-term Debt	213	—	—	—	213
Income Taxes	—	—	14	—	14
Total Current Liabilities	294	894	611	—	1,799
Deferred Income Taxes	(4)	(21)	253	—	228
Long-term Debt	4,759	597	—	(597)	4,759
Other Long-term Liabilities	1	594	215	(14)	796
Total Equity (Deficit)	(471)	18,718	2,390	(21,070)	(433)
Total Liabilities and Equity (Deficit)	$4,579	$20,782	$3,469	$(21,681)	$7,149

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,156	$836	$(673)	$2,319
Costs of Goods Sold, Buying and Occupancy	—	(1,364)	(653)	645	(1,372)
Gross Profit	—	792	183	(28)	947
General, Administrative and Store Operating Expenses	(1)	(578)	(113)	29	(663)
Operating Income (Loss)	(1)	214	70	1	284
Interest Expense	(80)	(6)	(2)	8	(80)
Other Income	—	—	1	—	1
Income (Loss) Before Income Taxes	(81)	208	69	9	205
Provision for Income Taxes	—	47	26	—	73
Equity in Earnings (Loss), Net of Tax	213	64	7	(284)	—
Net Income (Loss)	$132	$225	$50	$(275)	$132

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$132	$225	$50	$(275)	$132
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(13)	—	(13)
Foreign Currency Translation	—	—	3	—	3
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	16	—	16
Total Other Comprehensive Income, Net of Tax	—	—	6	—	6
Total Comprehensive Income (Loss)	$132	$225	$56	$(275)	$138

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,026	$845	$(700)	$2,171
Costs of Goods Sold, Buying and Occupancy	—	(1,319)	(664)	669	(1,314)
Gross Profit	—	707	181	(31)	857
General, Administrative and Store Operating Expenses	(1)	(569)	(106)	30	(646)
Operating Income (Loss)	(1)	138	75	(1)	211
Interest Expense	(76)	(7)	(2)	9	(76)
Other Income	—	—	7	—	7
Income (Loss) Before Income Taxes	(77)	131	80	8	142
Provision for Income Taxes	—	27	23	—	50
Equity in Earnings (Loss), Net of Tax	169	(23)	(88)	(58)	—
Net Income (Loss)	$92	$81	$(31)	$(50)	$92

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$92	$81	$(31)	$(50)	$92
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(2)	—	(2)
Foreign Currency Translation	—	—	5	—	5
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	3	—	3
Total Other Comprehensive Income (Loss), Net of Tax	—	—	6	—	6
Total Comprehensive Income (Loss)	$92	$81	$(25)	$(50)	$98

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$6,788	$2,510	$(1,913)	$7,385
Costs of Goods Sold, Buying and Occupancy	—	(4,239)	(2,002)	1,829	(4,412)
Gross Profit	—	2,549	508	(84)	2,973
General, Administrative and Store Operating Expenses	(5)	(1,723)	(336)	87	(1,977)
Operating Income (Loss)	(5)	826	172	3	996
Interest Expense	(246)	(21)	(6)	27	(246)
Other Income	—	—	6	—	6
Income (Loss) Before Income Taxes	(251)	805	172	30	756
Provision for Income Taxes	(1)	165	115	—	279
Equity in Earnings (Loss), Net of Tax	727	347	257	(1,331)	—
Net Income (Loss)	$477	$987	$314	$(1,301)	$477

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$477	$987	$314	$(1,301)	$477
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(5)	—	(5)
Foreign Currency Translation	—	—	—	—	—
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	3	—	3
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(2)	—	(2)
Total Comprehensive Income (Loss)	$477	$987	$312	$(1,301)	$475

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$6,385	$2,386	$(1,816)	$6,955
Costs of Goods Sold, Buying and Occupancy	—	(3,980)	(1,923)	1,735	(4,168)
Gross Profit	—	2,405	463	(81)	2,787
General, Administrative and Store Operating Expenses	(4)	(1,682)	(304)	83	(1,907)
Operating Income (Loss)	(4)	723	159	2	880
Interest Expense	(232)	(19)	(8)	27	(232)
Other Income	—	—	11	—	11
Income (Loss) Before Income Taxes	(236)	704	162	29	659
Provision for Income Taxes	—	130	116	—	246
Equity in Earnings (Loss), Net of Tax	649	297	225	(1,171)	—
Net Income (Loss)	$413	$871	$271	$(1,142)	$413

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2013
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$413	$871	$271	$(1,142)	$413
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(21)	—	(21)
Foreign Currency Translation	—	—	17	—	17
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	19	—	19
Total Other Comprehensive Income (Loss), Net of Tax	—	—	15	—	15
Total Comprehensive Income (Loss)	$413	$871	$286	$(1,142)	$428

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(260)	$435	$195	$—	$370
Investing Activities:
Capital Expenditures	—	(426)	(159)	—	(585)
Other Investing Activities	—	—	15	—	15
Net Cash Used for Investing Activities	—	(426)	(144)	—	(570)
Financing Activities:
Borrowings from Revolving Facility	—	—	5	—	5
Repayments on Revolving Facility	—	—	(5)	—	(5)
Repurchase of Common Stock	(48)	—	—	—	(48)
Dividends Paid	(591)	—	—	—	(591)
Excess Tax Benefits from Share-based Compensation	—	35	6	—	41
Net Financing Activities and Advances to/from Consolidated Affiliates	876	(881)	5	—	—
Proceeds from Exercise of Stock Options and Other	28	—	—	—	28
Financing Costs	(5)	—	—	—	(5)
Net Cash Provided by (Used for) Financing Activities	260	(846)	11	—	(575)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(837)	63	—	(774)
Cash and Cash Equivalents, Beginning of Period	—	1,353	166	—	1,519
Cash and Cash Equivalents, End of Period	$—	$516	$229	$—	$745

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

We have reviewed the consolidated balance sheets of L Brands, Inc. and subsidiaries (the “Company”) as of November 1, 2014 and November 2, 2013, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen and thirty-nine week periods ended November 1, 2014 and November 2, 2013. These financial statements are the responsibility of the Company’s management.

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
December 5, 2014

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
Executive Overview
In the third quarter of 2014, our operating income increased $73 million, or 35%, to $284 million, and our operating income rate increased significantly to 12.3% from 9.7%. Net sales increased $148 million to $2.319 billion, and comparable store sales increased 5%. At Victoria's Secret, net sales increased 6%, and operating income increased 27%. At Bath & Body Works, net sales increased 9%, and operating income increased 30%. At Victoria's Secret and Bath & Body Works International, net sales increased 32%, and operating income increased 60%. For additional information related to our third quarter 2014 financial performance, see “Results of Operations.”
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
Company-Owned Store Data
The following table compares the third quarter of 2014 store data to the third quarter of 2013 and year-to-date 2014 store data to year-to-date 2013:

	Third Quarter			Year-to-Date
	2014	2013	% Change	2014	2013	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$172	$168	2%	$556	$550	1%
Bath & Body Works U.S.	152	140	9%	449	426	5%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,036	$1,011	2%	$3,361	$3,310	2%
Bath & Body Works U.S.	358	331	8%	1,061	1,006	5%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,065	5,992	1%
Bath & Body Works U.S.	2,358	2,361	—%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,647	6,351	5%
Bath & Body Works U.S.	3,681	3,698	—%

The following table compares third quarter of 2014 company-owned store data to the third quarter of 2013 and year-to-date 2014 store data to year-to-date 2013:

	Third Quarter		Year-to-Date
Number of Stores (a)	2014	2013	2014	2013
Victoria’s Secret U.S.
Beginning of Period	1,075	1,035	1,060	1,019
Opened	23	28	41	51
Closed	(2)	(3)	(5)	(10)
End of Period	1,096	1,060	1,096	1,060
Victoria’s Secret Canada
Beginning of Period	38	27	34	26
Opened	2	4	6	5
Closed	—	—	—	—
End of Period	40	31	40	31
Bath & Body Works U.S.
Beginning of Period	1,555	1,565	1,559	1,571
Opened	9	5	13	6
Closed	(3)	(4)	(11)	(11)
End of Period	1,561	1,566	1,561	1,566
Bath & Body Works Canada
Beginning of Period	85	77	79	71
Opened	3	2	10	8
Closed	—	—	(1)	—
End of Period	88	79	88	79
Victoria’s Secret U.K.
Beginning of Period	7	2	5	2
Opened	2	3	4	3
Closed	—	—	—	—
End of Period	9	5	9	5
La Senza
Beginning of Period	153	157	157	158
Opened	—	—	—	—
Closed	(5)	—	(9)	(1)
End of Period	148	157	148	157
Henri Bendel
Beginning of Period	29	29	29	29
Opened	—	—	—	—
Closed	—	—	—	—
End of Period	29	29	29	29
Total
Beginning of Period	2,942	2,892	2,923	2,876
Opened	39	42	74	73
Closed	(10)	(7)	(26)	(22)
End of Period	2,971	2,927	2,971	2,927
 _______________

(a)	Number of stores excludes independently owned Victoria's Secret, Bath & Body Works and La Senza stores operated by licensees and franchisees.

Franchise Store Data
The following table compares the third quarter of 2014 franchise store data to the third quarter of 2013 and year-to-date 2014 store data to year-to-date 2013:

	Third Quarter		Year-to-Date
Number of Stores	2014	2013	2014	2013
Victoria’s Secret Beauty & Accessories
Beginning of Period	230	143	198	108
Opened	20	17	54	54
Closed	(5)	(1)	(7)	(3)
End of Period	245	159	245	159
Victoria's Secret International (Full Assortment)
Beginning of Period	8	3	4	3
Opened	—	1	4	1
Closed	—	—	—	—
End of Period	8	4	8	4
Bath & Body Works International
Beginning of Period	66	45	55	38
Opened	2	3	13	10
Closed	(1)	—	(1)	—
End of Period	67	48	67	48
La Senza International
Beginning of Period	307	338	331	339
Opened	1	5	3	24
Closed	(40)	(9)	(66)	(29)
End of Period	268	334	268	334
Total
Beginning of Period	611	529	588	488
Opened	23	26	74	89
Closed	(46)	(10)	(74)	(32)
End of Period	588	545	588	545
Segment Reporting Change
In the first quarter of 2014, we announced a change in our reportable segments. Results from company-owned Victoria's Secret and Bath & Body Works stores in Canada were reclassified from Other into the corresponding Victoria's Secret and Bath & Body Works segments. Additionally, a new segment called Victoria's Secret and Bath & Body Works International was created which includes the Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of the United States and Canada. Therefore, beginning in 2014, we have three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. While this reporting change did not impact our consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Third Quarter of 2014 Compared to Third Quarter of 2013
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the third quarter of 2014 in comparison to the third quarter of 2013:

			Operating Income Rate
	2014	2013	2014	2013
Third Quarter	(in millions)
Victoria’s Secret	$191	$151	13.2%	11.0%
Bath & Body Works	93	72	14.2%	11.8%
Victoria’s Secret and Bath & Body Works International	17	10	20.1%	16.8%
Other (a)	(17)	(22)	(13.2)%	(16.4)%
Total Operating Income	$284	$211	12.3%	9.7%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the third quarter of 2014, operating income increased $73 million, or 35%, to $284 million, and the operating income rate increased to 12.3% from 9.7%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2014 in comparison to the third quarter of 2013:

	2014	2013	% Change
Third Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,177	$1,104	7%
Victoria’s Secret Direct	275	269	2%
Total Victoria’s Secret	1,452	1,373	6%
Bath & Body Works Stores (a)	603	558	8%
Bath & Body Works Direct	57	49	16%
Total Bath & Body Works	660	607	9%
Victoria’s Secret and Bath & Body Works International (b)	79	60	32%
Other (c)	128	131	(2)%
Total Net Sales	$2,319	$2,171	7%
 _______________

(a)	Includes company-owned stores in the United States and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of the United States and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for the third quarter of 2014 to the third quarter of 2013:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Third Quarter	(in millions)
2013 Net Sales	$1,373	$607	$60	$131	$2,171
Comparable Store Sales	30	36	1	4	71
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	46	11	5	(3)	59
Foreign Currency Translation	(3)	(2)	—	(3)	(8)
Direct Channels	6	8	—	1	15
International Wholesale, Royalty and Other	—	—	13	(2)	11
2014 Net Sales	$1,452	$660	$79	$128	$2,319

The following table compares the third quarter of 2014 comparable store sales to the third quarter of 2013:

Third Quarter	2014	2013
Victoria’s Secret Stores (a) (b)	3%	4%
Bath & Body Works (a) (b)	7%	2%
Total Comparable Store Sales (b) (c)	5%	3%
 ________________

(a)	Results include company-owned stores in the United States and Canada.

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
The results by segment are as follows:
Victoria's Secret
For the third quarter of 2014, net sales increased $79 million to $1.452 billion, and comparable store sales increased 3%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 7% due to increases across most categories including PINK and core lingerie, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

•
At Victoria's Secret Direct, net sales increased 2% due to increases in core lingerie, PINK and sport, partially offset by the decrease in non go-forward apparel. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory.

The increase in comparable store sales was driven by higher average dollar sales.
Bath & Body Works
For the third quarter of 2014, net sales increased $53 million to $660 million, and comparable store sales increased 7%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For the third quarter of 2014, net sales increased $19 million to $79 million primarily related to the opening of new company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners.

Other
For the third quarter of 2014, net sales were roughly flat to last year.
Gross Profit
For the third quarter of 2014, our gross profit increased $90 million to $947 million, and our gross profit rate (expressed as a percentage of net sales) increased to 40.8% from 39.5%, primarily driven by:
Victoria's Secret
For the third quarter of 2014, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales and less promotional activity. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.

•
At Victoria's Secret Direct, gross profit increased primarily due to lower buying and occupancy expense driven by lower web-related costs. Merchandise margin dollars were roughly flat as the increase in merchandise margin for the core categories was offset by increased promotional activity in the non go-forward apparel business.

The gross profit rate increase was driven by an increase in the merchandise margin rate at Victoria's Secret Stores due to the decreased promotional activity as well as a decrease in the buying and occupancy expense rate at Victoria's Secret Direct due to leverage driven by the lower costs.
Bath & Body Works
For the third quarter of 2014, the gross profit increase was primarily driven by:

•
At Bath & Body Works Stores, gross profit increased primarily due to higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in buying and occupancy expense driven by higher net sales and other product-related costs.

•	At Bath & Body Works Direct, gross profit increased primarily due to higher merchandise margin dollars as a result of the increase in net sales.
The gross profit rate increase was driven primarily by an increase in the merchandise margin rate due to decreased promotional activity and favorable product pricing.
Victoria's Secret and Bath & Body Works International
For the third quarter of 2014, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by the opening of new stores, higher net sales, investments in real estate and store-related activity.
The gross profit rate increase was driven by an increase in the merchandise margin rate at Victoria's Secret U.K. The increase in the merchandise margin rate was partially offset by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense as a result of the opening of new stores.
General, Administrative and Store Operating Expenses
For the third quarter of 2014, our general, administrative and store operating expenses increased $17 million to $663 million primarily driven by an increase in store selling expenses related to higher sales volumes and increased international expansion.
The general, administrative and store operating expense rate decreased to 28.6% from 29.7% primarily due to leverage associated with higher sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2014 and 2013:

Third Quarter	2014	2013
Average daily borrowings (in millions)	$4,963	$4,571
Average borrowing rate (in percentages)	6.55%	6.80%
For the third quarter of 2014, our interest expense increased $4 million to $80 million primarily due to an increase in average borrowings related to the October 2013 $500 million note issuance, partially offset by a decrease in the average borrowing rate.

Other Income
For the third quarter of 2014, our other income decreased $6 million to $1 million primarily driven by foreign currency transaction losses as well as a decrease in equity method income from our investment in the third-party apparel sourcing business.
Provision for Income Taxes
For the third quarter of 2014, our effective tax rate was 35.5% compared to 35.0% in the third quarter of 2013. The third quarter 2014 and 2013 rates were lower than the Company's combined statutory federal and state rates primarily due to the resolution of certain tax matters.
Year-to-Date 2014 Compared to Year-to-Date 2013
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2014 in comparison to year-to-date 2013:

			Operating Income Rate
	2014	2013	2014	2013
Year-to-Date	(in millions)
Victoria’s Secret	$762	$690	15.9%	15.1%
Bath & Body Works	288	252	14.8%	13.7%
Victoria’s Secret and Bath & Body Works International	49	22	21.1%	14.8%
Other (a)	(103)	(84)	(25.2)%	(21.3)%
Total Operating Income	$996	$880	13.5%	12.7%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For year-to-date 2014, operating income increased $116 million, or 13%, to $996 million, and the operating income rate increased to 13.5% from 12.7%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2014 in comparison to year-to-date 2013:

	2014	2013	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$3,786	$3,570	6%
Victoria’s Secret Direct	1,015	1,012	—%
Total Victoria’s Secret	4,801	4,582	5%
Bath & Body Works Stores (a)	1,771	1,686	5%
Bath & Body Works Direct	175	149	17%
Total Bath & Body Works	1,946	1,835	6%
Victoria’s Secret and Bath & Body Works International (b)	230	147	56%
Other (c)	408	391	4%
Total Net Sales	$7,385	$6,955	6%
 _______________

(a)	Includes company-owned stores in the United States and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and franchised stores outside of the United States and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for year-to-date 2014 in comparison to year-to-date 2013:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2013 Net Sales	$4,582	$1,835	$147	$391	$6,955
Comparable Store Sales	87	66	10	5	168
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	137	26	23	(4)	182
Foreign Currency Translation	(8)	(7)	4	(11)	(22)
Direct Channels	3	26	—	4	33
International Wholesale, Royalty and Other	—	—	46	23	69
2014 Net Sales	$4,801	$1,946	$230	$408	$7,385

The following table compares year-to-date 2014 comparable store sales to year-to-date 2013:

Year-to-Date	2014	2013
Victoria’s Secret Stores (a) (b)	3%	2%
Bath & Body Works (a) (b)	4%	3%
Total Comparable Store Sales (b) (c)	3%	3%
 ________________

(a)	Results include company-owned stores in the United States and Canada.

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
The results by segment are as follows:
Victoria's Secret
For year-to-date 2014, net sales increased $219 million to $4.801 billion, and comparable store sales increased 3%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 6% related to increases across most categories including PINK, core lingerie and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

•
At Victoria's Secret Direct, net sales were roughly flat to last year; increases in core lingerie, PINK and sport were offset by the decrease in non go-forward apparel. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the apparel category are declining as we reduce style counts and related inventory.

The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Bath & Body Works
For year-to-date 2014, net sales increased $111 million to $1.946 billion, and comparable store sales increased 4%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For year-to-date 2014, net sales increased $83 million to $230 million primarily related to the opening of new company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners.

Other
For year-to-date 2014, net sales increased $17 million to $408 million primarily related to higher revenue from sales of merchandise to our international partners from Mast Global.
Gross Profit
For year-to-date 2014, our gross profit increased $186 million to $2.973 billion and our gross profit rate (expressed as a percentage of net sales) was flat to last year, primarily driven by:
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
The gross profit rate increase was driven by an increase in the merchandise margin rate at Victoria's Secret Stores due to decreased promotional activity, partially offset by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense at Victoria's Secret Stores mentioned above.
Bath & Body Works
For year-to-date 2014, the gross profit increase was primarily driven by:

•
At Bath & Body Works Stores, gross profit increased primarily due to higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in buying and occupancy expense driven by higher net sales and other product-related costs.

•	At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales.
The gross profit rate increase was primarily driven by a decrease in the buying and occupancy expense rate due to leverage associated with higher net sales.
Victoria's Secret and Bath & Body Works International
For year-to-date 2014, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by the opening of new stores, higher net sales, investments in real estate and store-related activity.
The gross profit rate decrease was driven by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense due to the opening of new stores. The buying and occupancy expense rate increase was partially offset by an increase in the merchandise margin rate at Victoria's Secret U.K.
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
General, Administrative and Store Operating Expenses
For year-to-date 2014, our general, administrative and store operating expenses increased $70 million to $1.977 billion primarily driven by an increase in store selling expenses related to higher sales volumes and increased international expansion.
The general, administrative and store operating expense rate decreased to 26.8% from 27.4% due to leverage associated with higher sales.

Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2014 and 2013:

Third Quarter	2014	2013
Average daily borrowings (in millions)	$4,964	$4,499
Average borrowing rate (in percentages)	6.62%	6.88%
For year-to-date 2014, our interest expense increased $14 million to $246 million primarily due to an increase in average borrowings related to the October 2013 $500 million note issuance, partially offset by a decrease in the average borrowing rate.
Other Income
For year-to-date 2014, our other income decreased $5 million to $6 million primarily driven by a decrease in equity method income from our investment in the third-party apparel sourcing business and certain of our investments in Easton.
Provision for Income Taxes
For year-to-date 2014, our effective tax rate was 36.9% compared to 37.3% year-to-date 2013. The year-to-date 2014 and 2013 rates were lower than the Company's combined federal and state rates primarily due to the resolution of certain tax matters.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2014, we have paid $591 million in regular and special dividends and repurchased $48 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $227 million as of November 1, 2014. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.

The following table provides our long-term debt balance as of November 1, 2014, February 1, 2014 and November 2, 2013:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	500
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	495	494	493
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,395	$3,394	$3,393
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$715	$718	$720
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	213	215	216
Total Senior Unsecured Debt	$1,577	$1,582	$1,585
Total	$4,972	$4,976	$4,978
Current Portion of Long-term Debt	(213)	(215)	(216)
Total Long-term Debt	$4,759	$4,761	$4,762
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $3 million as of November 1, 2014, $2 million as of February 1, 2014 and $3 million as of November 2, 2013.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $15 million as of November 1, 2014, $19 million as of February 1, 2014 and $21 million as of November 2, 2013.

(c)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of February 1, 2014 and $3 million as of November 2, 2013. As of November 1, 2014 the interest rate hedge adjustment was fully amortized.

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
Repayment of Notes
Subsequent to November 1, 2014, we repaid the remaining $213 million of our 5.25% Senior Unsecured Notes due November 2014 with cash on hand.
Revolving Facility
In July 2014, we entered into an amendment and restatement (“Amendment”) of our secured revolving credit facility (“Revolving Facility”). The Amendment maintains the aggregate amount of the commitments of the lenders under the Revolving Facility at $1 billion and extends the termination date from July 15, 2016 to July 18, 2019. In addition, the Amendment allows certain of our non-U.S. subsidiaries to issue loans and obtain letters of credit in U.S. dollars, Canadian dollars or British pounds.
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
The Revolving Facility continues to contain fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of November 1, 2014, we were in compliance with both of its financial covenants. The ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00, and no default or event of default existed.
During the second quarter of 2014 and the third quarter of 2013, we borrowed and repaid $5 million and $290 million, respectively, under the Revolving Facility. The maximum daily amount outstanding at any point in time during the second quarter of 2014 and third quarter of 2013 was $5 million and $140 million, respectively.
As of November 1, 2014, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of November 1, 2014 that reduce our remaining availability under our Revolving Facility.
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
The following table provides a summary of our working capital position and capitalization as of November 1, 2014, February 1, 2014 and November 2, 2013:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in millions)
Cash Provided by (Used for) Operating Activities (a)	$370	$1,248	$(31)
Capital Expenditures (a)	585	691	598
Working Capital	1,050	1,324	846
Capitalization:
Long-term Debt	4,759	4,761	4,762
Shareholders’ Equity (Deficit)	(434)	(370)	(820)
Total Capitalization	$4,325	$4,391	$3,942
Remaining Amounts Available Under Credit Agreements (b)	$992	$992	$988
 _______________

(a)	The February 1, 2014 amounts represent a twelve-month period and the November 1, 2014 and November 2, 2013 amounts represent nine-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million as of November 1, 2014 and February 1, 2014 and $12 million as of November 2, 2013.

Credit Ratings
The following table provides our credit ratings as of November 1, 2014:

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

The November 2012 repurchase program had $131 million remaining as of November 1, 2014. There were no share repurchases reflected in Accounts Payable on the November 1, 2014 or November 2, 2013 Consolidated Balance Sheets. There were $3 million share repurchases reflected in Accounts Payable on the February 1, 2014 Consolidated Balance Sheet.
The timing and amount of any repurchases will be made in our discretion taking into account a number of factors including market conditions.
We use cash flow generated from operating activities and financing activities to fund our share repurchase programs.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during 2014 and 2013:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2014
Third Quarter	$0.34	$—	$0.34	$100
Second Quarter	0.34	—	0.34	99
First Quarter	0.34	1.00	1.34	392
2014 Total	$1.02	$1.00	$2.02	$591
2013
Third Quarter	$0.30	$—	$0.30	$87
Second Quarter	0.30	—	0.30	87
First Quarter	0.30	—	0.30	87
2013 Total	$0.90	$—	$0.90	$261
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

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2014 and 2013:

	Year-to-Date
	2014	2013
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,519	$773
Net Cash Flows Provided by (Used for) Operating Activities	370	(31)
Net Cash Flows Used for Investing Activities	(570)	(549)
Net Cash Flows Provided by (Used for) Financing Activities	(575)	232
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	—
Net Decrease in Cash and Cash Equivalents	(774)	(348)
Cash and Cash Equivalents, End of Period	$745	$425
Operating Activities
Net cash provided by operating activities in 2014 was $370 million, including net income of $477 million. Net income included depreciation and amortization of $327 million, share-based compensation expense of $67 million and excess tax benefits from share-based compensation of $41 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal increases in Inventories (and related increases in Accounts Payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
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
Investing Activities
Net cash used for investing activities in 2014 was $570 million consisting primarily of capital expenditures of $585 million. The capital expenditures included $468 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
Financing Activities
Net cash used for financing activities in 2014 was $575 million consisting primarily of quarterly and special dividend payments aggregating to $2.02 per share, or $591 million, and repurchases of common stock of $48 million, partially offset by excess tax benefits from share-based compensation of $41 million and proceeds from the exercise of stock options of $28 million.
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
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $29 million related to lease payments of Express, Limited Stores, Abercrombie & Fitch, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New

York & Company totaled $14 million as of November 1, 2014, $22 million as of February 1, 2014 and $26 million as of November 2, 2013. The estimated fair value of these guarantee obligations was $1 million as of November 1, 2014 and February 1, 2014 and $2 million as of November 2, 2013, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Abercrombie & Fitch and Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We have no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of November 1, 2014, February 1, 2014 and November 2, 2013.
In connection with our investment in EG, an entity that owns and is developing a commercial shopping center in the Easton community, we, along with an unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. Our estimated maximum potential loss from our involvement with EG totaled $45 million as of November 1, 2014, which includes our equity investment of $35 million and our estimated maximum potential loss from our guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant. We expect EG to obtain permanent financing, prior to maturity of the construction loan, following completion of construction of the commercial shopping center. For additional information, see Note 6, "Equity Investments and Other" and Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements included in Item 1. Financial Statements.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, and early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating the impact of this standard, including the transition method, on our consolidated results of operations, financial position and cash flows.

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

Market Risk
The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates. We use derivative financial instruments like cross-currency swaps, forward contracts and interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.
Foreign Exchange Rate Risk
We have operations in foreign countries which expose us to market risks associated with foreign currency exchange rate fluctuations. To mitigate the translation risk to our earnings and the fair value of our Canadian operations associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangements mature between 2015 and 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk to our Canadian net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate. Subsequent to November 1, 2014, we terminated a portion of these swap arrangements. For additional information, see Note 9, "Derivative Instruments."
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
All of our long-term debt as of November 1, 2014 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of November 1, 2014, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2017 Notes and $300 million related to a portion of our 2019 Notes.
The effect of the interest rate swap arrangements is to convert the respective amount of debt from a fixed interest rate to a variable interest rate. The variable interest rate associated with these swap arrangements fluctuates based on changes in three-month LIBOR.
For the balance of our long-term debt that is not subject to interest rate swap arrangements, our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of November 1, 2014, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of November 1, 2014, February 1, 2014 and November 2, 2013:

	November 1, 2014	February 1, 2014	November 2, 2013
	(in millions)
Long-term Debt:
Carrying Value	$4,972	$4,976	$4,978
Fair Value, Estimated (a)	5,476	5,333	5,398
Cross-currency Swap Arrangements (b)	10	13	40
Fixed-to-Floating Interest Rate Swap Arrangements (b)	(5)	(5)	(5)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Swap arrangements are in an (asset) liability position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2014	26	$63.89	—	$131,193
September 2014	11	65.70	—	131,193
October 2014	8	71.46	—	131,193
Total	45		—
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
Date: December 5, 2014

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.