Form 10-K
period 2015-01-31
L Brands, Inc.
filed 2015-03-20
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $14,175,294,460.
Number of shares outstanding of the registrant’s Common Stock as of March 13, 2015: 292,393,970.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2015 Annual Meeting of Stockholders to be held on May 21, 2015, are incorporated by reference into Part II and Part III.

PART I

ITEM 1. BUSINESS.
General
L Brands, Inc. (“we” or “the Company”) operates in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to a segment leader focused on women’s intimate and other apparel, personal care and beauty categories that make customers feel sexy, sophisticated and forever young. We sell our merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada and the United Kingdom ("U.K."), which are primarily mall-based; through websites; and through international franchise, license and wholesale partners (collectively, "partners").
Victoria’s Secret
Victoria’s Secret, including Victoria’s Secret PINK, is the leading specialty retailer of women’s intimate and other apparel with fashion-inspired collections, prestige fragrances, celebrated supermodels and world-famous runway shows. We sell our Victoria’s Secret products at more than 1,100 Victoria’s Secret stores in the U.S., Canada and U.K. and online at www.VictoriasSecret.com. Additionally, Victoria’s Secret has more than 300 stores and various small-format locations in more than 70 other countries operating under franchise, license and wholesale arrangements.
Bath & Body Works
Bath & Body Works is one of the leading specialty retailers of home fragrance and personal care products including shower gels, lotions, soaps and sanitizers. We sell our Bath & Body Works products at more than 1,600 Bath & Body Works stores in the U.S. and Canada and online at www.BathandBodyWorks.com. Additionally, Bath & Body Works has 80 stores in 23 other countries operating under franchise, license and wholesale arrangements.
Other Brands
La Senza is a specialty retailer of women’s intimate apparel. We sell our La Senza products at more than 140 La Senza stores in Canada and online at www.LaSenza.com. Additionally, La Senza has more than 260 stores in 29 other countries operating under franchise, license and wholesale arrangements.
Henri Bendel sells handbags, jewelry and other accessory products through our New York flagship and 28 other stores, as well as online at www.HenriBendel.com.
Divestiture
On October 31, 2011, we divested 51% of our ownership interest in our third-party apparel sourcing business to affiliates of Sycamore Partners. Throughout 2014, we continued to retain an ownership interest which we accounted for as an equity method investee. Subsequent to January 31, 2015, we divested our remaining ownership interest in the third-party apparel sourcing business. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2014,” “2013,” “2011” and “2010” refer to the 52-week periods ending January 31, 2015, February 1, 2014, January 28, 2012 and January 29, 2011, respectively. “2012” refers to the 53-week period ending February 2, 2013.
Real Estate
Company-owned Retail Stores
Our company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the U.S., Canada and U.K. As a result of our strong brand and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate. Substantially all of our stores were profitable in 2014.

The following table provides the retail businesses and the number of our company-owned retail stores in operation for each business as of January 31, 2015 and February 1, 2014.

	January 31, 2015	February 1, 2014
Victoria’s Secret Stores U.S.	983	977
PINK U.S.	115	83
Victoria’s Secret Canada	31	24
PINK Canada	10	10
Bath & Body Works U.S.	1,558	1,559
Bath & Body Works Canada	88	79
Victoria's Secret U.K.	8	5
PINK U.K.	2	—
La Senza Canada	145	157
Henri Bendel	29	29
Total	2,969	2,923

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2014	2,923	81	(35)	2,969
2013	2,876	81	(34)	2,923
2012	2,941	48	(113)	2,876
2011	2,968	40	(67)	2,941
2010	2,971	44	(47)	2,968
Franchise, License and Wholesale Arrangements
In addition to our company-owned stores, our products are sold at hundreds of partner locations in over 70 countries. We have arrangements with unaffiliated partners to operate Victoria's Secret, Bath & Body Works and La Senza stores throughout the world. Under these arrangements, third parties operate stores that sell our products under our brand names. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale arrangements at the time the title passes to the partner. We continue to increase the number of locations under these types of arrangements as part of our international expansion.
The following table provides the number of our international stores operated by our partners for each business as of January 31, 2015 and February 1, 2014.

	January 31, 2015	February 1, 2014
Victoria’s Secret Beauty and Accessories	290	198
Victoria’s Secret	13	4
PINK	1	—
Bath & Body Works	80	55
La Senza	266	331
Total	650	588

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

•
At Victoria’s Secret, we market products to the college-aged woman with PINK and then transition her into glamorous and sexy product lines, such as Body by Victoria, Angels and Very Sexy. While bras and panties are the core of what we do, these brands also give our customers choices in loungewear, accessories, fragrances, personal care, swimwear and athletic attire.

•	Bath & Body Works caters to our customers’ entire well-being, providing shower gels and lotions, aromatherapy, soaps and sanitizers, home fragrance and personal care accessories.

•	In Canada, La Senza sells young women’s intimate apparel. La Senza offerings include bras, panties, sleepwear, loungewear and accessories.
In-Store Experience and Store Operations
We view our customers' in-store experience as an important vehicle for communicating the image of each brand. We utilize visual presentation of merchandise, in-store marketing, music and our sales associates to reinforce the image represented by the brands.
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
Additional Information
Merchandise Suppliers
During 2014, we purchased merchandise from approximately 700 suppliers located throughout the world. No supplier provided 10% or more of our merchandise purchases.

Distribution and Merchandise Inventory
Most of our merchandise is shipped to our distribution centers in the Columbus, Ohio, area. We use a variety of shipping terms that result in the transfer of title to the merchandise at either the point of origin or point of destination.
Our policy is to maintain sufficient quantities of inventories on hand in our retail stores and distribution centers to enable us to offer customers an appropriate selection of current merchandise. We emphasize rapid turnover and take markdowns as required to keep merchandise fresh and current.
Information Systems
Our management information systems consist of a full range of retail, financial and merchandising systems. The systems include applications related to point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management, data security and support systems including human resources and finance. We continue to invest in technology to upgrade core systems to continue to improve our efficiency and accuracy in the production and delivery of merchandise to our stores.
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2014, 2013 and 2012 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
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
Segment Information
In the first quarter of 2014, we announced a change in our reportable segments. Results from company-owned Victoria's Secret and Bath & Body Works stores in Canada were reclassified from Other into the corresponding Victoria's Secret and Bath & Body Works segments. Additionally, a new segment called Victoria's Secret and Bath & Body Works International was created which includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the United States and Canada. Therefore, beginning in 2014, we have three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. While this reporting change did not impact the Company's consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes. For additional information, including the financial results of our reportable segments, see Note 20 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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
Associate Relations
As of January 31, 2015, we employed approximately 80,100 associates; 59,900 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.
Executive Officers of Registrant
Set forth below is certain information regarding our executive officers.
Leslie H. Wexner, 77, has been our Chief Executive Officer since our founding in 1963 and Chairman of the Board of Directors since 1975.
Stuart B. Burgdoerfer, 51, has been our Executive Vice President and Chief Financial Officer since April 2007.
Nicholas P. M. Coe, 52, has been our Chief Executive Officer and President of Bath & Body Works since August 2011.
Charles C. McGuigan, 58, has been our Chief Operating Officer since May 2012 and our Chief Executive Officer and President of Mast Global since February 2011.
Sharen J. Turney, 58, has been our Chief Executive Officer and President of Victoria’s Secret since July 2006.
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
Three Limited Parkway
Columbus, Ohio 43230

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

•	the seasonality of our business;

•	the dependence on a high volume of mall traffic and the availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand into global markets and related risks;

•	our relationships with independent franchise, license and wholesale partners;

•	our direct channel businesses;

•	our failure to protect our reputation and our brand images;

•	our failure to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry generally and the segments in which we operate particularly;

•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our ability to source, distribute and sell goods and materials on a global basis, including risks related to:

•	political instability;

•	duties, taxes and other charges;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption due to labor disputes; and

•	changing expectations regarding product safety due to new legislation;

•	fluctuations in foreign currency exchange rates;

•	stock price volatility;

•	our failure to maintain our credit rating;

•	our ability to service or refinance our debt;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified employees and manage labor-related costs;

•	the inability of our manufacturers to deliver products in a timely manner and meet quality standards;

•	fluctuations in product input costs;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	claims arising from our self-insurance;

•	our ability to implement and maintain information technology systems and to protect associated data;

•	our failure to maintain the security of customer, associate, supplier or company information;

•	our failure to comply with regulatory requirements;

•	tax matters; and

•	legal and compliance matters.
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
We intend to further expand into international markets through partner arrangements and/or company-owned stores. The risks associated with our expansion into international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation.
We also have risks related to identifying suitable partners. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store openings and sales and their compliance with federal and local law. We cannot ensure the profitability or success of our expansion into international markets.
In addition, our results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates.
These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our licensees, franchisees and wholesalers could take actions that could harm our business or brand images.
We have global representation through independently owned stores operated by our partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. Our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Our brand image and reputation may suffer materially, and our sales could decline if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.
Our direct channel businesses include risks that could have an adverse effect on our results.
Our direct operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the difficulty in recreating the in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it outside our control; the maintenance and security of the Internet infrastructure; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; the failure of and risks related to the systems that operate our websites and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions; and risks related to the fulfillment of direct-to-consumer orders such as not adequately predicting customer demand.
Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our results. The satisfaction of our online customers depends on their timely receipt of merchandise. If we encounter difficulties with the distribution facilities, or if the facilities were to shut down for any reason, including as a result of fire or other natural disaster or work stoppage, we could face shortages of inventory; incur significantly higher costs and longer lead times associated with distributing our products to our customers; and cause customer dissatisfaction.
Any of these issues could have a material adverse effect on our operations, financial condition and cash flows.

Our failure to protect our reputation could have a material adverse effect on our brand images.
Our ability to maintain our reputation is critical to our brand images. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity about these types of concerns may reduce demand for our merchandise. Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to maintain the security of customer, associate, supplier or company information or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
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

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption due to labor disputes; and

•	changing expectations regarding product safety due to new legislation or other factors.
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and employee strikes and inclement weather, which may impact our transportation providers' ability to provide delivery services that adequately meet our shipping needs.
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
We are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets, and liabilities denominated in currencies other than the U.S. dollar. In addition, our royalty arrangements are calculated based on sales in local currency and, as such, we are exposed to foreign currency exchange rate fluctuations. Although we use foreign currency forward contracts to hedge certain foreign currency risks, these measures may not succeed in offsetting all of the short-term negative impact of foreign currency rate movements on our business and results of operations. Hedging would generally not be effective in offsetting the long-term impact of sustained shifts in foreign exchange rates on our business results. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows.
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

We may be unable to recruit, train and retain key personnel.
We believe we have benefited substantially from the leadership and experience of our senior executives, including Leslie H. Wexner, Chairman of the Board of Directors and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects. Competition for key personnel in the retail industry is intense, and our future success will also depend on our ability to recruit, train and retain other qualified key personnel.
We may be unable to attract, develop and retain qualified employees and manage labor-related costs.
We believe our competitive advantage is providing a positive, engaging and satisfying experience for each individual customer, which requires us to have highly trained and engaged employees. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified employees, including store personnel and talented merchants. The turnover rate in the retail industry is generally high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals or changes in labor and healthcare laws could require us to incur higher labor costs. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in employee turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Postal rate increases and paper and printing costs will affect the cost of our order fulfillment and promotional mailings. We rely on discounts from the basic postal rate structure, such as discounts for bulk mailings and sorting. Future paper and postal rate increases could adversely impact our earnings if we are unable to recover these costs or if we are unable to implement more efficient printing, mailing, delivery and order fulfillment systems. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
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
In addition, from time to time, we make modifications and upgrades to the information technology systems for point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management and support systems including human resources and finance. Modifications involve replacing legacy systems with successor systems, making changes to legacy systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including not accurately capturing data and system disruptions. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations, financial condition and cash flows.
We may fail to maintain the security of customer, associate, supplier or company information which could have a negative impact on our reputation and our results.
Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security could significantly damage our reputation with our customers, employees, investors and other third parties; cause the disclosure of confidential customer, associate, supplier or company information; cause our customers to stop shopping with us; and result in significant legal, regulatory and financial liabilities and lost revenues. While we have implemented systems and processes to protect against unauthorized access to our information systems and prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security breaches. In addition to our own networks and databases, we use third-party service providers to store, process and transmit certain of this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems. We have confidential security measures in place to protect our physical facilities and information technology systems from attacks. Despite these measures, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or similar events.
The regulatory environment related to information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs, such as costs related to organizational changes, implementing additional protection technologies, training employees and engaging consultants. Additionally, we could incur lost revenues and face increased litigation as a result of any potential cybersecurity breach.
These risks could have a material adverse effect on our results of operations, financial condition and cash flow.
We may fail to comply with regulatory requirements.
We are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the SEC and the New York Stock Exchange (the “NYSE”). Failure to comply with such laws and regulations could have an adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.

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
We, along with third parties we do business with, are subject to complex compliance and litigation risks. Actions filed against our Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. Difficulty can exist in complying with sometimes conflicting regulations in local, national or foreign jurisdictions as well as new or changing regulations that affect how we operate. In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and shareholders, that could have a material adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 31, 2015:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Corporate, distribution and shipping	6,388,000
New York, New York	Office, sourcing and product development/design	645,000
Montreal, Quebec, Canada	Office, distribution and shipping	160,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	60,000
Various international locations	Office and sourcing	67,000

United States
Our business for the Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International segments is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York, New York and Kettering, Ohio.
Our distribution and shipping facilities consist of seven buildings located in the Columbus, Ohio area. These buildings, including attached office space, comprise approximately 6.4 million square feet.
As of January 31, 2015, we operate 2,685 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The leases expire at various dates between 2015 and 2030.
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
As of January 31, 2015, we operate 274 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The leases expire on various dates between 2015 and 2030.
United Kingdom
As of January 31, 2015, we operate 10 retail stores in leased facilities in the U.K. We have two additional leases in the U.K. related to stores that will open in 2015. These lease commitments consist of store leases with initial terms ranging from 10 to 33 years expiring on various dates between 2021 and 2045.
Other International
As of January 31, 2015, we also have global representation through stores operated by our partners:

•	266 La Senza stores in 29 countries;

•	80 Bath & Body Works stores in 23 countries;

•	14 Victoria's Secret stores in 6 Middle Eastern countries; and

•	290 Victoria’s Secret Beauty and Accessories stores and various small-format locations in more than 70 countries.
We also operate sourcing-related office facilities in various international locations.

ITEM 3. LEGAL PROCEEDINGS.
We are a defendant in a variety of lawsuits arising in the ordinary course of business. Actions filed against our Company from time to time include commercial, tort, intellectual property, customer, employment, data privacy, securities and other claims, including purported class action lawsuits. Although it is not possible to predict with certainty the eventual outcome of any litigation, in the opinion of management, our current legal proceedings are not expected to have a material adverse effect on our results of operations, financial condition and cash flows.
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
Subsequent to January 31, 2015, the Court of Appeals for the Federal Circuit issued an opinion on the case discussed above. The Court of Appeals' decision reversed the United States District Court for the Eastern District of Texas finding of infringement. The District Court's award of damages of $9 million for infringement from 2007 through 2011 and future royalty payments through 2015 were overturned. On March 16, 2015, the plaintiff filed a petition for a rehearing with the Court of Appeals for the Federal Circuit.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock (“LB”) is traded on the New York Stock Exchange. As of January 31, 2015, there were approximately 41,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 165,000.
The following table provides our quarterly market prices and cash dividends per share for 2014 and 2013:

	Market Price		Cash Dividend per Share
	High	Low
2014
Fourth quarter	$87.58	$71.46	$0.34
Third quarter	73.24	57.93	0.34
Second quarter	61.95	53.03	0.34
First quarter	59.95	50.78	1.34	(a)
2013
Fourth quarter	$67.12	$51.72	$0.30
Third quarter	63.05	54.73	0.30
Second quarter	58.69	48.76	0.30
First quarter	51.27	42.49	0.30
________________

(a)
In February 2014, our Board of Directors declared an increase in our quarterly common stock dividend from $0.30 to $0.34 per share and a special dividend of $1 per share. Both dividends were distributed on March 7, 2014 to shareholders of record at the close of business on February 21, 2014.

In February 2015, our Board of Directors declared an increase in our first quarter 2015 common stock dividend from $0.34 to $0.50 per share and a special dividend of $2 per share. Both dividends were distributed on March 6, 2015 to shareholders of record at the close of business on February 20, 2015.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index. The plotted points represent the closing price on the last day of the fiscal year indicated.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a) (b) (c) (d) (e)
AMONG L BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX

Comparison of Cumulative Five Year Total Return
DOLLARS
800
700
600
500
400
300
200
100
0
1/30/10
1/29/11
1/28/12
2/02/13
2/01/14
1/31/15
L Brands, Inc.
S&P 500 Index
S&P 500 Retailing

_______________

(a)	This table represents $100 invested in stock or in index at the closing price on January 30, 2010 including reinvestment of dividends.

(b)	The January 31, 2015 cumulative total return includes the $1 special dividend in March 2014.

(c)	The February 2, 2013 cumulative total return includes the $1 and $3 special dividends in September 2012 and December 2012, respectively.

(d)	The January 28, 2012 cumulative total return includes the $1 and $2 special dividends in May 2011 and December 2011, respectively.

(e)	The January 29, 2011 cumulative total return includes the $1 and $3 special dividends in March 2010 and December 2010, respectively.

The following table provides our repurchases of our common stock during the fourth quarter of 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2014	32	$76.06	—	$131,193
December 2014	2	85.39	—	131,193
January 2015	492	81.47	491	91,194
Total	526	81.16	491
 ________________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 18 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013 (a)	January 28, 2012	January 29, 2011
	(in millions)
Summary of Operations
Net Sales	$11,454	$10,773	$10,459	$10,364	$9,613
Gross Profit	4,808	4,429	4,386	4,057	3,631
Operating Income (b)	1,953	1,743	1,573	1,238	1,284
Net Income (c)	1,042	903	753	850	805
	(as a percentage of net sales)
Gross Profit	42.0%	41.1%	41.9%	39.1%	37.8%
Operating Income	17.1%	16.2%	15.0%	11.9%	13.4%
Net Income	9.1%	8.4%	7.2%	8.2%	8.4%

Per Share Results
Net Income Per Basic Share	$3.57	$3.12	$2.60	$2.80	$2.49
Net Income Per Diluted Share	$3.50	$3.05	$2.54	$2.70	$2.42
Dividends Per Share	$2.36	$1.20	$5.00	$3.80	$4.60
Weighted Average Diluted Shares Outstanding (in millions)	298	296	297	314	333

Other Financial Information	(in millions)
Cash and Cash Equivalents	$1,681	$1,519	$773	$935	$1,130
Total Assets	7,544	7,198	6,019	6,108	6,451
Working Capital	1,553	1,324	667	842	1,088
Net Cash Provided by Operating Activities	1,786	1,248	1,351	1,266	1,284
Capital Expenditures	715	691	588	426	274
Long-term Debt	4,765	4,761	4,477	3,481	2,507
Other Long-term Liabilities	820	770	818	780	761
Shareholders’ Equity (Deficit)	18	(370)	(1,015)	137	1,476

Comparable Store Sales Increase (d)	4%	2%	6%	10%	9%
Return on Average Assets	14%	14%	12%	14%	12%
Current Ratio	1.9	1.7	1.4	1.6	1.7

Stores and Associates at End of Year
Number of Stores (e)	2,969	2,923	2,876	2,941	2,968
Selling Square Feet (in thousands) (e)	11,536	11,169	10,849	10,934	10,974
Number of Associates	80,100	94,600	99,400	97,000	96,500
 ________________

(a)	The fiscal year ended February 2, 2013 ("2012") represents a 53-week fiscal year.

(b)	Operating income includes the effect of the following items:

(i)
In 2012, a $93 million impairment charge related to goodwill and other intangible assets for our La Senza business; a $27 million impairment charge related to long-lived stores assets for our Henri Bendel business; and $14 million of expense associated with a store closure initiative at La Senza.

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
For additional information on 2012 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

For additional information on 2012 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
The effect of the items described in (b) and (c) above increased (decreased) earnings per share by $(0.38) in 2012, $0.10 in 2011 and $0.36 in 2010.

(d)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable store sales for 2014, 2013, 2011 and 2010 were calculated on a 52 to 52 week basis and the percentage change in comparable store sales for 2012 was calculated on a 53 to 53 week basis.

(e)
Number of stores and selling square feet excludes independently owned Victoria's Secret Beauty and Accessories, Victoria's Secret International, Bath & Body Works International and La Senza International stores operated by our partners.

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
Our operating results are generally impacted by changes in the U.S. and Canadian economies and, therefore, we monitor the retail environment using, among other things, certain key industry performance indicators such as the University of Michigan Consumer Sentiment Index (which measures consumers’ views on the future course of the U.S. economy), the National Retail Traffic Index (which measures traffic levels in malls nationwide) and National Retail Sales (which reflects sales volumes of 4,900 businesses as measured by the U.S. Census Bureau). These indices provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of key performance indicators including comparable store sales, gross profit, operating income and other performance metrics such as sales per average selling square foot and inventory per selling square foot in assessing our performance.

Executive Overview
Strategy
We have a multi-year goal to grow our business and increase operating margins for our brands by focusing on these key business priorities:

•	Grow our business in North America;

•	Extend our core brands internationally;

•	Focus on the fundamentals of our business including managing inventory, expenses and capital with discipline;
We also continue to focus on:

•	Attracting and retaining top talent;

•	Maintaining a strong cash and liquidity position while optimizing our capital structure; and

•	Returning value to our shareholders.
The following is a discussion of certain of our key business priorities:
Grow our business in North America
Our first focus is on the substantial growth opportunity in North America.
The core of Victoria’s Secret is bras and panties. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. We also have an opportunity to expand to accommodate the full Lingerie and PINK assortment to all of our stores. In 2015, we plan to increase our square footage at Victoria's Secret North America by about 5% through expansions of existing stores and the opening of approximately 26 net new Victoria's Secret stores (21 in the U.S. and five in Canada). In our direct channel, we have the infrastructure in place to support growth well into the future. We believe our direct channel is an important form of brand advertising given the ubiquitous nature of the internet and our large customer file.
The core of Bath & Body Works is its home fragrance and personal care product lines including shower gels, lotions, soaps and sanitizers which together make up the majority of sales and profits for the business. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. In 2015, we plan to increase our square footage at Bath & Body Works North America by about 3% through expansions of existing stores and the opening of approximately 24 net new Bath & Body Works stores (14 in the U.S. and 10 in Canada). Additionally, www.BathandBodyWorks.com continues to exhibit significant year-over-year growth.
Extend our core brands internationally
We believe there is substantial opportunity for international growth. We have separate, dedicated teams that have taken a methodical, "test and learn" approach to expansion. We began our international expansion with the acquisition of La Senza at the beginning of 2007, and we've continued to expand our presence outside of North America with a small number of experienced partners and a limited number of company-owned stores. In 2014, we accomplished the following:

•
Victoria's Secret Beauty and Accessories Stores—Our partners opened 92 net new Victoria’s Secret Beauty and Accessories stores, bringing the total to 290. These stores are located in local markets, airports and tourist destinations. These stores are focused on Victoria’s Secret branded beauty and accessory products and are operated by our partners. Our partners plan to open approximately 120 additional Victoria’s Secret Beauty and Accessories stores in 2015.

•
Victoria’s Secret International Stores—We opened three company-owned Victoria’s Secret full-assortment stores and two Victoria’s Secret PINK stores in the U.K., bringing the total in the U.K. to 10. In 2015, we plan to open four additional Victoria’s Secret full-assortment stores in the U.K. Additionally, a partner opened nine Victoria’s Secret full-assortment stores and one Victoria's Secret PINK store in the Middle East in 2014, bringing the total to 14. Our partners plan to open eight to 10 more stores in 2015, including two PINK stores.

•
Bath & Body Works International Stores—Our partners opened 25 net new Bath & Body Works stores in 2014 bringing the total in the Middle East, Latin America, Southeast Asia and Eastern Europe to 80. Our partners plan to open approximately 50 additional stores in 2015.

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
2014 Overview
We utilize the retail calendar for reporting. As such, the results for fiscal years 2014 and 2013 represent the 52-week periods ended January 31, 2015 and February 1, 2014, respectively, and fiscal year 2012 represents the 53-week period ended February 2, 2013. The 2014 and 2013 fourth quarters consisted of a 13-week period versus a 14-week period in 2012. The extra week in 2012 accounted for approximately $125 million in incremental sales in the fourth quarter.
We had record performance in 2014. Our net sales increased $681 million to $11.454 billion driven by a comparable store sales increase of 4%. Our operating income increased $210 million to $1.953 billion and our operating income rate improved from 16.2% to 17.1% driven by growth in all segments.
For additional information related to our 2014 financial performance, see “Results of Operations – 2014 Compared to 2013.”
We also accomplished the following in 2014:

•	Increased earnings per share by 15% to $3.50;

•	Increased focus on our core categories by exiting most apparel categories at Victoria's Secret Direct and the make-up business at Victoria's Secret Stores;

•
Our capital expenditures of $715 million included $553 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth;

•	Continued to expand company-owned Victoria's Secret stores in the U.K. and Canada and company-owned Bath & Body Works stores in Canada; and

•	Continued to expand Bath & Body Works and Victoria’s Secret stores and Victoria’s Secret Beauty and Accessories stores with partners throughout the world.
We also are committed to returning value to our shareholders through a combination of dividends and share repurchase programs. During 2014, we paid $691 million in regular and special dividends and repurchased $84 million of our common stock. Additionally, in February 2015 our Board of Directors announced an increase in our regular annual dividend to $2 per share, from $1.36 per share previously. The Board of Directors also declared a special dividend of $2 per share. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs. Since 2000, we have returned approximately $16 billion to shareholders through share repurchases and dividends.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-K, we have provided non-GAAP measurements which present operating income, net income and earnings per share in 2012 on an adjusted basis which removes certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures. For additional information regarding the special items, see the footnotes to the table in Item 6. Selected Financial Data.

	2014	2013	2012
Detail of Special Items included in Operating Income - Income (Expense)
La Senza Goodwill and Intangible Asset Impairment Charges	$—	$—	$(93)
Henri Bendel Long-lived Store Asset Impairment Charges	—	—	(27)
La Senza Restructuring Charges	—	—	(14)
Total Special Items included in Operating Income	$—	$—	$(134)

Detail of Special Items included in Other Income - Income (Expense)
Gain on Distributions from Easton Investments	$—	$—	$13
Total Special Items included in Other Income	$—	$—	$13

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax effect of Special Items included in Operating Income	$—	$—	$12
Tax effect of Special Items included in Other Income	—	—	(5)
Total Special Items included in Provision for Income Taxes	$—	$—	$7

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$1,953	$1,743	$1,573
Special Items included in Operating Income	—	—	134
Adjusted Operating Income	$1,953	$1,743	$1,707

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$1,042	$903	$753
Special Items included in Net Income	—	—	114
Adjusted Net Income	$1,042	$903	$867

Reconciliation of Reported Earnings Per Share to Adjusted Earnings Per Share
Reported Earnings Per Share	$3.50	$3.05	$2.54
Special Items included in Earnings Per Share	—	—	0.38
Adjusted Earnings Per Share	$3.50	$3.05	$2.92
2015 Outlook
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance with respect to the financial management of our business. We will continue to manage our business carefully, and we will focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments and marketing, store and online experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this uncertain environment. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well positioned heading into 2015.

Company-Owned Store Data
The following table compares 2014 company-owned store data to the comparable periods for 2013 and 2012:

				% Change
	2014	2013	2012	2014	2013
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$836	$824	$817	1%	1%
Bath & Body Works U.S.	774	725	718	7%	1%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$5,061	$4,969	$4,892	2%	2%
Bath & Body Works U.S.	1,828	1,714	1,701	7%	1%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,083	6,018	6,038	1%	—%
Bath & Body Works U.S.	2,359	2,364	2,365	—%	—%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,679	6,379	6,153	5%	4%
Bath & Body Works U.S.	3,675	3,685	3,716	—%	(1)%

The following table compares 2014 company-owned store data to the comparable periods for 2013 and 2012:

Number of Stores	2014	2013	2012
Victoria’s Secret U.S.
Beginning of Period	1,060	1,019	1,017
Opened	45	54	22
Closed	(7)	(13)	(20)
End of Period	1,098	1,060	1,019
Victoria’s Secret Canada
Beginning of Period	34	26	19
Opened	7	8	7
Closed	—	—	—
End of Period	41	34	26
Bath & Body Works U.S.
Beginning of Period	1,559	1,571	1,587
Opened	14	8	4
Closed	(15)	(20)	(20)
End of Period	1,558	1,559	1,571
Bath & Body Works Canada
Beginning of Period	79	71	69
Opened	10	8	3
Closed	(1)	—	(1)
End of Period	88	79	71
Victoria's Secret U.K.
Beginning of Period	5	2	—
Opened	5	3	2
Closed	—	—	—
End of Period	10	5	2
La Senza
Beginning of Period	157	158	230
Opened	—	—	—
Closed (a)	(12)	(1)	(72)
End of Period	145	157	158
Henri Bendel
Beginning of Period	29	29	19
Opened	—	—	10
Closed	—	—	—
End of Period	29	29	29
Total
Beginning of Period	2,923	2,876	2,941
Opened	81	81	48
Closed	(35)	(34)	(113)
End of Period	2,969	2,923	2,876
 ________________

(a)
In the fourth quarter of 2011 and second quarter of 2012, we initiated restructuring programs designed to resize a portion of La Senza's store fleet. Under these programs, we closed 79 underperforming stores through the first quarter of 2013. Of these stores, 12 were closed in 2011, 66 were closed in 2012, and 1 was closed in 2013. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Noncompany-Owned Store Data
The following table compares the 2014 noncompany-owned store data to the comparable periods for 2013 and 2012:

Number of Stores	2014	2013	2012
Victoria’s Secret Beauty & Accessories
Beginning of Period	198	108	57
Opened	99	95	53
Closed	(7)	(5)	(2)
End of Period	290	198	108
Victoria's Secret
Beginning of Period	4	3	—
Opened	10	1	3
Closed	—	—	—
End of Period	14	4	3
Bath & Body Works
Beginning of Period	55	38	18
Opened	26	17	20
Closed	(1)	—	—
End of Period	80	55	38
La Senza
Beginning of Period	331	339	289
Opened	6	28	98
Closed	(71)	(36)	(48)
End of Period	266	331	339
Total
Beginning of Period	588	488	364
Opened	141	141	174
Closed	(79)	(41)	(50)
End of Period	650	588	488

Segment Reporting Change
In the first quarter of 2014, we announced a change in our reportable segments. Results from company-owned Victoria's Secret and Bath & Body Works stores in Canada were reclassified from Other into the corresponding Victoria's Secret and Bath & Body Works segments. Additionally, a new segment called Victoria's Secret and Bath & Body Works International was created which includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the United States and Canada. Therefore, beginning in 2014, we have 3 reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. While this reporting change did not impact our consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes and Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations—2014 Compared to 2013
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2014 in comparison to 2013:

			Operating Income Rate
	2014	2013	2014	2013
	(in millions)
Victoria’s Secret	$1,271	$1,153	17.6%	16.8%
Bath & Body Works	737	648	22.0%	20.8%
Victoria's Secret and Bath & Body Works International	78	38	23.2%	17.3%
Other (a)	(133)	(96)	(23.8)%	(17.5)%
Total	$1,953	$1,743	17.1%	16.2%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For 2014, operating income increased $210 million to $1.953 billion, and the operating income rate increased to 17.1% from 16.2%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2014 in comparison to 2013:

	2014	2013	% Change
	(in millions)
Victoria’s Secret Stores (a)	$5,700	$5,368	6%
Victoria’s Secret Direct	1,507	1,516	(1)%
Total Victoria’s Secret	7,207	6,884	5%
Bath & Body Works Stores (a)	3,048	2,868	6%
Bath & Body Works Direct	302	250	20%
Total Bath & Body Works	3,350	3,118	7%
Victoria's Secret and Bath & Body Works International (b)	336	222	51%
Other (c)	561	549	2%
Total Net Sales	$11,454	$10,773	6%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for 2013 to 2014:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total

2013 Net Sales	$6,884	$3,118	$222	$549	$10,773
Comparable Store Sales	146	156	14	9	325
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	199	37	35	(10)	261
Foreign Currency Translation	(13)	(13)	2	(17)	(41)
Direct Channels	(9)	52	—	6	49
International Wholesale, Royalty and Other	—	—	63	24	87
2014 Net Sales	$7,207	$3,350	$336	$561	$11,454

The following table compares 2014 comparable store sales to 2013:

	2014	2013
Victoria’s Secret (a) (b)	3%	2%
Bath & Body Works (a) (b)	6%	1%
Total Comparable Store Sales (b) (c)	4%	2%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

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

(c)	Includes Victoria's Secret U.S., Victoria's Secret Canada, Bath & Body Works U.S., Bath & Body Works Canada, Victoria's Secret U.K., La Senza and Henri Bendel.
For 2014, our net sales increased $681 million to $11.454 billion, and comparable store sales increased 4%. The results by segment are as follows:
Victoria’s Secret
For 2014, net sales increased $323 million to $7.207 billion, and comparable store sales increased 3%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 6% due to the performance in PINK, core lingerie and sport driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution. These results were partially offset by a decrease in beauty driven by the exit of the make-up category.

•
At Victoria's Secret Direct, net sales were roughly flat due to the decrease in non go-forward apparel offset by increases in PINK, core lingerie, go-forward apparel, sport and beauty. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the non go-forward apparel category are declining as we reduce style counts and related inventory.

The increase in comparable store sales was driven by higher average dollar sales.
Bath & Body Works
For 2014, net sales increased $232 million to $3.350 billion, and comparable store sales increased 6%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.

Victoria's Secret and Bath & Body Works International
For 2014, net sales increased $114 million to $336 million primarily related to the opening of new company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners.
Other
For 2014, net sales increased $12 million to $561 million primarily related to higher revenue from sales of merchandise to our international partners from Mast Global. This increase was partially offset by a decrease in net sales at La Senza.
Gross Profit
For 2014, our gross profit increased $379 million to $4.808 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 42.0% from 41.1% primarily as a result of:
Victoria’s Secret
For 2014, gross profit increased primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales and less promotional activity. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.

•
At Victoria's Secret Direct, gross profit decreased due to lower merchandise margin dollars as a result of the decrease in net sales and increased promotional activity in the non go-forward apparel business.

The gross profit rate increase was primarily driven by an increase in the merchandise margin rate at Victoria's Secret Stores due to the decreased promotional activity, partially offset by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense at Victoria's Secret Stores mentioned above.
Bath & Body Works
For 2014, gross profit increased primarily driven by:

•
At Bath & Body Works Stores, gross profit increased due to higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and other product-related costs.

•	At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales.
The gross profit rate increase was primarily driven by an increase in the merchandise margin rate due to favorable product pricing and a decrease in the buying and occupancy expense rate due to leverage associated with higher net sales.
Victoria's Secret and Bath & Body Works International
For 2014, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by the opening of new stores, higher net sales, investments in real estate and store-related activity.
The gross profit rate increase was primarily driven by an increase in the merchandise margin rate at Victoria's Secret U.K. The increase in the merchandise margin rate was partially offset by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense as a result of the opening of new stores.
Other
For 2014, gross profit decreased due to lower merchandise margin dollars at La Senza. The gross profit rate decrease was primarily driven by a decrease in the merchandise margin rate at La Senza, partially offset by a decrease in the buying and occupancy expense rate.
General, Administrative and Store Operating Expenses
For 2014, our general, administrative and store operating expenses increased $169 million to $2.855 billion primarily driven by an increase in store selling expenses related to higher sales volumes and an increase in incentive compensation.

The general, administrative and store operating expense rate was flat to last year.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2014 and 2013:

	2014	2013
Average daily borrowings (in millions)	$4,910	$4,614
Average borrowing rate (in percentages)	6.6%	6.8%

For 2014, our interest expense increased $10 million to $324 million primarily due to an increase in average borrowings related to the October 2013 $500 million note issuance, partially offset by a decrease in the average borrowing rate.
Other Income
For 2014, our other income decreased $10 million to $7 million primarily due to a decrease in equity method income from our investment in the third-party apparel sourcing business and certain of our investments in Easton.
Provision for Income Taxes
For 2014, our effective tax rate decreased to 36.3% from 37.5%. The 2014 and 2013 rates were lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate.
Results of Operations—Fourth Quarter of 2014 Compared to Fourth Quarter of 2013
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2014 in comparison to the fourth quarter of 2013:

	Fourth Quarter		Operating Income Rate
	2014	2013	2014	2013
	(in millions)
Victoria’s Secret	$509	$463	21.2%	20.1%
Bath & Body Works	449	396	32.0%	30.9%
Victoria's Secret and Bath & Body Works International	29	16	27.9%	22.2%
Other (a)	(30)	(12)	(20.1)%	(8.0)%
Total	$957	$863	23.5%	22.6%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the fourth quarter of 2014, operating income increased $94 million to $957 million, and the operating income rate increased to 23.5% from 22.6%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the fourth quarter of 2014 in comparison to the fourth quarter of 2013:

Fourth Quarter	2014	2013	% Change
	(in millions)
Victoria’s Secret Stores (a)	$1,914	$1,798	6%
Victoria’s Secret Direct	492	504	(2)%
Total Victoria’s Secret	2,406	2,302	5%
Bath & Body Works Stores (a)	1,277	1,182	8%
Bath & Body Works Direct	127	101	25%
Total Bath & Body Works	1,404	1,283	9%
Victoria's Secret and Bath & Body Works International (b)	106	75	40%
Other (c)	153	158	(3)%
Total Net Sales	$4,069	$3,818	7%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the fourth quarter of 2013 to the fourth quarter of 2014:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2013 Net Sales	$2,302	$1,283	$75	$158	$3,818
Comparable Store Sales	59	91	4	4	158
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	63	10	12	(6)	79
Foreign Currency Translation	(6)	(6)	(2)	(6)	(20)
Direct Channels	(12)	26	—	3	17
International, Wholesale, Royalty and Other	—	—	17	—	17
2014 Net Sales	$2,406	$1,404	$106	$153	$4,069

The following table compares fourth quarter of 2014 comparable store sales to fourth quarter of 2013:

Fourth Quarter	2014	2013
Victoria’s Secret (a) (b)	4%	2%
Bath & Body Works (a) (b)	8%	(1)%
Total Comparable Store Sales (b) (c)	6%	1%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

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

(c)	Includes Victoria's Secret U.S., Victoria's Secret Canada, Bath & Body Works U.S., Bath & Body Works Canada, Victoria's Secret U.K., La Senza and Henri Bendel.

For the fourth quarter of 2014, our net sales increased $251 million to $4.069 billion, and comparable store sales increased 6%. The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2014, net sales increased $104 million to $2.406 billion, and comparable store sales increased 4%. The net sales result was primarily driven by:

•
At Victoria’s Secret Stores, net sales increased 6% due to the performance in PINK, core lingerie and sport driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution. These results were partially offset by a decrease in beauty driven by the exit of the make-up category.

•
At Victoria’s Secret Direct, net sales decreased 2% due to the decrease in non go-forward apparel partially offset by increases in PINK, core lingerie, go-forward apparel, sport and beauty. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the non go-forward apparel category are declining as we reduce style counts and related inventory.

The increase in comparable store sales was driven by higher average dollar sales.
Bath & Body Works
For the fourth quarter of 2014, net sales increased $121 million to $1.404 billion, and comparable store sales increased 8%. The net sales result was primarily driven by:

•	At Bath & Body Works Stores, net sales increased 8% related to increases across most categories including home fragrance, soaps and sanitizers, Signature Collection and giftsets.

•	At Bath & Body Works Direct, net sales increased 25% related to increases across all categories including Signature Collection, home fragrance and soaps and sanitizers.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2014, net sales increased $31 million to $106 million primarily related to the opening of new company-owned Victoria's Secret stores in the U.K. and additional stores opened in other parts of the world by our partners.
Other
For the fourth quarter of 2014, net sales decreased $5 million to $153 million primarily related to a decrease in net sales at La Senza.
Gross Profit
For the fourth quarter of 2014, our gross profit increased $193 million to $1.835 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 45.1% from 43.0% primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2014, gross profit increased primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales and less promotional activity. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.

•
At Victoria's Secret Direct, gross profit was roughly flat to last year. An increase in gross profit, due to higher merchandise margin dollars primarily due to increases in net sales in the core categories of PINK, core lingerie, go-forward apparel and sport, was offset by a decrease in net sales in the non go-forward apparel business.

The gross profit rate increase was primarily driven by an increase in the merchandise margin rate at Victoria's Secret Stores due to the decreased promotional activity, partially offset by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense at Victoria's Secret Stores mentioned above.

Bath & Body Works
For the fourth quarter of 2014, gross profit increased primarily driven by:

•
At Bath & Body Works Stores, gross profit increased due to higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and store-related activity.

•	At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales.
The gross profit rate increase was primarily driven by an increase in the merchandise margin rate due to favorable product pricing and a decrease in the buying and occupancy expense rate due to leverage associated with higher net sales.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2014, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.
The gross profit rate increase was primarily driven by an increase in the merchandise margin rate at Victoria's Secret U.K. The increase in the merchandise margin rate was partially offset by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense as a result of the opening of new stores.
Other
For the fourth quarter of 2014, the gross profit increase was primarily driven by an increase in merchandise margin dollars at La Senza due to less promotional activity, favorable product pricing and improved inventory management. The gross profit rate increase was driven by an increase in the merchandise margin rate at La Senza primarily due to less promotional activity, favorable product pricing and improved inventory management.
General, Administrative and Store Operating Expenses
For the fourth quarter of 2014, our general, administrative and store operating expenses increased $99 million to $878 million primarily driven by an increase in incentive compensation and increases in store selling expenses related to higher sales volumes.
The general, administrative and store operating expense rate increased to 21.6% from 20.4% due to the factors cited above.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2014 and 2013:

Fourth Quarter	2014	2013
Average daily borrowings (in millions)	$4,750	$4,963
Average borrowing rate (in percentages)	6.6%	6.7%

For the fourth quarter of 2014, our interest expense decreased $4 million to $78 million primarily driven by a decrease in the average borrowings related to the $213 million repayment of the November 2014 Notes as well as a decrease in the average borrowing rate.
Other Income
For the fourth quarter of 2014, our other income decreased $5 million primarily due to a decrease in equity method income from our investment in the third-party apparel sourcing business.
Provision for Income Taxes
For the fourth quarter of 2014, our effective tax rate decreased to 35.8% from 37.8%. The 2014 and 2013 rates were lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate.

Results of Operations—2013 Compared to 2012
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2013 in comparison to 2012:

			Operating Income Rate
	2013	2012	2013	2012
	(in millions)
Victoria’s Secret	$1,153	$1,207	16.8%	17.9%
Bath & Body Works	648	629	20.8%	20.5%
Victoria's Secret and Bath & Body Works International	38	4	17.3%	2.8%
Other (a) (b) (c) (d)	(96)	(267)	(17.5)%	(52.1)%
Total	$1,743	$1,573	16.2%	15.0%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

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

For 2013, operating income increased $170 million to $1.743 billion and the operating income rate increased to 16.2% from 15.0%. Our 2012 operating income includes the impact of $134 million in special items. For additional information, see "Adjusted Financial Information." Excluding these special items, our adjusted operating income increased $36 million, and our adjusted operating income rate was about flat to last year. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2013 in comparison to 2012:

	2013	2012 (d)	% Change
	(in millions)
Victoria's Secret Stores (a)	$5,368	$5,147	4%
Victoria's Secret Direct	1,516	1,593	(5)%
Total Victoria's Secret	6,884	6,740	2%
Bath & Body Works Stores (a)	2,868	2,858	—%
Bath & Body Works Direct	250	216	16%
Total Bath & Body Works	3,118	3,074	1%
Victoria's Secret and Bath & Body Works International (b)	222	132	68%
Other (c)	549	513	7%
Total Net Sales	$10,773	$10,459	3%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

(d)
We utilize the retail calendar for reporting. As such, the results for fiscal year 2013 represent the 52-week period ended February 1, 2014, and the results for 2012 represent the 53-week period ended February 2, 2013. The extra week in 2012 accounted for approximately $125 million in incremental net sales.

The following table provides a reconciliation of net sales for 2012 to 2013:

	Victoria's Secret	Bath & Body Works	Victoria's Secret and Bath & Body Works International	Other	Total
	(in millions)
2012 Net Sales	$6,740	$3,074	$132	$513	$10,459
Comparable Store Sales	107	37	7	3	154
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	123	(18)	49	(22)	132
Foreign Currency Translation	(9)	(9)	(1)	(11)	(30)
Direct Channels	(77)	34	—	3	(40)
International Wholesale, Royalty and Other	—	—	35	63	98
2013 Net Sales	$6,884	$3,118	$222	$549	$10,773

The following table compares 2013 comparable store sales to 2012:

	2013	2012
Victoria's Secret (a) (b)	2%	7%
Bath & Body Works (a) (b)	1%	7%
Total Comparable Store Sales (b) (c)	2%	6%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable store sales for 2013 and 2012 were calculated on a 52 to 52-week basis and 53 to 53-week basis, respectively.

(c)	Includes Victoria's Secret U.S., Victoria's Secret Canada, Bath & Body Works U.S., Bath & Body Works Canada, Victoria's Secret U.K., La Senza and Henri Bendel.
For 2013, our net sales increased $314 million to $10.773 billion, and comparable store sales increased 2%. The results by segment are as follows:
Victoria’s Secret
For 2013, net sales increased $144 million to $6.884 billion, and comparable store sales increased 2%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 4% related to increases across most categories including PINK, sport, core lingerie and swimwear, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution.

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
Bath & Body Works
For 2013, net sales increased $44 million to $3.118 billion, and comparable store sales increased 1%. The net sales result was primarily driven by:

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
Victoria's Secret and Bath & Body Works International
For 2013, net sales increased $90 million to $222 million primarily related to the opening of new company-owned Victoria's Secret stores in the U.K. and additional stores opened in other parts of the world by our partners.
Other
For 2013, net sales increased $36 million to $549 million primarily related to higher revenue from sales of merchandise to our international partners from Mast Global. This increase was partially offset by a decrease in net sales at La Senza primarily due to store closures.
Gross Profit
For 2013, our gross profit increased $43 million to $4.429 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 41.1% from 41.9% primarily as a result of:
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
Bath & Body Works
For 2013, gross profit was roughly flat primarily driven by:

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

The gross profit rate decrease was primarily driven by a decrease in the merchandise margin rate due to increased promotional activity in the fourth quarter. The gross profit rate decrease was also driven by a slight increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense at Bath & Body Works Stores mentioned above.
Victoria's Secret and Bath & Body Works International
For 2013, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.
The gross profit rate increase was primarily driven by an increase in the merchandise margin rate at Victoria's Secret U.K. The increase in the merchandise margin rate was partially offset by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense as a result of the opening of new stores.

Other
For 2013, the gross profit increase was primarily driven by lower buying and occupancy expenses driven by the $27 million long-lived store asset impairment charge at Henri Bendel and the $13 million in store closure restructuring charges related to our La Senza business that both occurred in 2012. The gross profit increase was also driven by higher merchandise margin dollars related to the increase in net sales at Mast Global. The gross profit rate increased significantly driven by a significant decrease in the buying and occupancy expense rate due to the factors mentioned above and leverage associated with higher sales. The gross profit rate increase was partially offset by a significant decrease in the merchandise margin rate primarily due to increased promotional activity at La Senza.
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
Provision for Income Taxes
For 2013, our effective tax rate decreased to 37.5% from 41.2%. The 2013 rate was lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate. The 2012 rate was higher than our combined estimated federal and state statutory rate primarily due to the impairment of La Senza's goodwill and other intangible assets for which no tax benefit was recognized.

Results of Operations—Fourth Quarter of 2013 Compared to Fourth Quarter of 2012
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2013 in comparison to the fourth quarter of 2012:

	Fourth Quarter		Operating Income Rate
	2013	2012	2013	2012
	(in millions)
Victoria's Secret	$463	$507	20.1%	21.9%
Bath & Body Works	396	416	30.9%	31.4%
Victoria's Secret and Bath & Body Works International	16	9	22.2%	16.1%
Other (a) (b) (c)	(12)	(144)	(8.0)%	(86.1)%
Total	$863	$788	22.6%	20.4%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

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

For the fourth quarter of 2013, operating income increased $75 million to $863 million, and the operating income rate increased to 22.6% from 20.4%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2013 in comparison to the fourth quarter of 2012:

Fourth Quarter	2013	2012 (d)	% Change
	(in millions)
Victoria's Secret Stores (a)	$1,798	$1,779	1%
Victoria's Secret Direct	504	533	(5)%
Total Victoria's Secret	2,302	2,312	—%
Bath & Body Works Stores (a)	1,182	1,231	(4)%
Bath & Body Works Direct	101	93	9%
Total Bath & Body Works	1,283	1,324	(3)%
Victoria's Secret and Bath & Body Works International (b)	75	53	42%
Other (c)	158	167	(5)%
Total Net Sales	$3,818	$3,856	(1%)
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

(d)
We utilize the retail calendar for reporting. As such, the results for the fourth quarter of 2013 represent the 13-week period ended February 1, 2014, and the results for the fourth quarter of 2012 represent the 14-week period ended February 2, 2013. The extra week in the fourth quarter of 2012 accounted for approximately $125 million in incremental sales.

The following table provides a reconciliation of net sales for the fourth quarter of 2012 to the fourth quarter of 2013:

Fourth Quarter	Victoria's Secret	Bath & Body Works	Victoria's Secret and Bath & Body Works International	Other	Total
	(in millions)
2012 Net Sales	$2,312	$1,324	$53	$167	$3,856
Comparable Store Sales	37	(7)	5	(3)	32
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(12)	(36)	8	(7)	(47)
Foreign Currency Translation	(6)	(6)	1	(5)	(16)
Direct Channels	(29)	8	—	1	(20)
International Wholesale, Royalty and Other	—	—	8	5	13
2013 Net Sales	$2,302	$1,283	$75	$158	$3,818

The following table compares fourth quarter of 2013 comparable store sales to fourth quarter of 2012:

Fourth Quarter	2013	2012
Victoria's Secret (a) (b)	2%	3%
Bath & Body Works (a) (b)	(1)%	8%
Total Comparable Store Sales (b) (c)	1%	5%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable store sales for the fourth quarter of 2013 and 2012 were calculated on a 13 to 13-week basis and 14 to 14-week basis, respectively.

(c)	Includes Victoria's Secret U.S., Victoria's Secret Canada, Bath & Body Works U.S., Bath & Body Works Canada, Victoria's Secret U.K., La Senza and Henri Bendel.
For the fourth quarter of 2013, our net sales decreased $38 million to $3.818 billion, and comparable store sales increased 1%. The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2013, net sales decreased $10 million to $2.302 billion, and comparable store sales increased 2%. The net sales result was primarily driven by:

•	At Victoria’s Secret Stores, net sales increased 1%. The increase was driven by performance in sport and PINK partially offset by decreases in beauty.

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
Bath & Body Works
For the fourth quarter of 2013, net sales decreased $41 million to $1.283 billion, and comparable store sales decreased 1%. The net sales result was primarily driven by:

•	At Bath & Body Works Stores, net sales decreased 4% related to decreases across most categories including our performance brands, giftsets, Signature Collection and soaps and sanitizers business.

•	At Bath & Body Works Direct, net sales increased 9% related to increases across all categories including Signature Collection, home fragrance and soaps and sanitizers.
The decrease in comparable store sales was driven by a decrease in total transactions.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2013, net sales increased $22 million to $75 million primarily related to the opening of new company-owned Victoria's Secret stores in the U.K. and additional stores opened in other parts of the world by our partners.
Other
For the fourth quarter of 2013, net sales decreased $9 million to $158 million primarily related to a decrease in net sales at La Senza due to the impact of foreign currency and store closures. This decrease was partially offset by higher revenue from sales of merchandise to our international partners from Mast Global.
Gross Profit
For the fourth quarter of 2013, our gross profit decreased $75 million to $1.642 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 43.0% from 44.5% primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2013, gross profit decreased primarily driven by:

•
At Victoria's Secret Stores, gross profit decreased due to lower merchandise margin dollars driven by increased promotional activity. The decrease in gross profit was also due to higher buying and occupancy expenses due to an increase in occupancy expense driven by investments in real estate and store-related activity.

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
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2013, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by higher net sales, investments in real estate and store-related activity.
The gross profit rate decrease was primarily driven by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense due to the opening of new stores.
Other
For the fourth quarter of 2013, the gross profit increase was primarily driven by lower buying and occupancy expenses driven by the $27 million long-lived store asset impairment charge at Henri Bendel that occurred in the fourth quarter of 2012. The gross profit increase was partially offset by lower merchandise margin dollars related to the decrease in net sales at La Senza. The gross profit rate increased significantly driven by a significant decrease in the buying and occupancy expense rate due to the factors mentioned above. The gross profit rate increase was partially offset by a significant decrease in the merchandise margin rate primarily due to increased promotional activity at La Senza.
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
Provision for Income Taxes
For the fourth quarter of 2013, our effective tax rate decreased to 37.8% from 42.1%. The 2013 rate was lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate. The 2012 rate was higher than our combined estimated federal and state statutory rate primarily due to the impairment of La Senza's goodwill and other intangible assets for which no tax benefit was recognized.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2014, we paid $691 million in regular and special dividends and repurchased $84 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.

Our total cash and cash equivalents held by foreign subsidiaries were $212 million as of January 31, 2015. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.
The following table provides our long-term debt balance as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”) (a)	501	494
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,401	$3,394
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”) (b)	$715	$718
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”) (c)	—	215
Total Senior Unsecured Debt	$1,364	$1,582
Total	$4,765	$4,976
Current Portion of Long-term Debt	—	(215)
Total Long-term Debt, Net of Current Portion	$4,765	$4,761
________________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $8 million as of January 31, 2015 and $2 million as of February 1, 2014.

(b)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $15 million as of January 31, 2015 and $19 million as of February 1, 2014.

(c)	The outstanding principal balance was $213 million as of February 1, 2014. This balance includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million.

Issuance of Notes
In February 2012, we issued $1 billion of 5.625% notes due in February 2022 utilizing an existing shelf registration under which debt securities, common and preferred stock and other securities can be issued. The 2022 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries ("Guarantors"). The proceeds from the issuance were $985 million, which were net of issuance costs of $15 million. These issuance costs are being amortized through the maturity date of February 2022 and are included within Other Assets on the Consolidated Balance Sheets.
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

Repayment of Notes
In November 2014, we repaid the remaining $213 million of our 5.25% Senior Unsecured Notes due November 2014 with cash on hand.
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
The Amendment reduced fees payable under the Revolving Facility which are based on our long-term credit ratings. The fees related to committed and unutilized amounts per year are 0.30% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings and British pound borrowings is London Interbank Offered Rate ("LIBOR") plus 1.50%. The interest rate on outstanding Canadian dollar borrowings is Canadian Dollar Offered Rate ("CDOR") plus 1.50%.
We incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility continues to contain fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of January 31, 2015, we were in compliance with both of our financial covenants. The ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00, and no default or event of default existed.

During the second quarter of 2014 and the third quarter of 2013, we borrowed and repaid $5 million and $290 million, respectively, under the Revolving Facility. The maximum daily amount outstanding at any point in time during the second quarter of 2014 and third quarter of 2013 was $5 million and $140 million, respectively.
As of January 31, 2015, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $19 million of outstanding letters of credit as of January 31, 2015 that reduce our remaining availability under our amended credit agreements.
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
In prior periods, we entered into interest rate swap arrangements on the 2014 and 2017 Notes. In 2012, we terminated these interest rate designated fair value hedges. The carrying values of these notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the respective maturity date of the Notes.
For information related to our fair value interest rate swap arrangements, see Note 12 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.

Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of January 31, 2015, February 1, 2014 and February 2, 2013:

	January 31, 2015	February 1, 2014	February 2, 2013
	(in millions)
Cash Provided by Operating Activities	$1,786	$1,248	$1,351
Capital Expenditures	715	691	588
Working Capital	1,553	1,324	667
Capitalization:
Long-term Debt	4,765	4,761	4,477
Shareholders’ Equity (Deficit)	18	(370)	(1,015)
Total Capitalization	4,783	4,391	3,462
Remaining Amounts Available Under Credit Agreements (a)	981	992	988
 ________________

(a)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $19 million, $8 million and $12 million as of January 31, 2015, February 1, 2014 and February 2, 2013, respectively.

The following table provides certain measures of liquidity and capital resources as of January 31, 2015, February 1, 2014 and February 2, 2013:

	January 31, 2015	February 1, 2014	February 2, 2013
Debt-to-capitalization Ratio (a)	100%	108%	129%
Cash Flow to Capital Investment (b)	250%	181%	230%
________________

(a)	Long-term debt divided by total capitalization

(b)	Net cash provided by operating activities divided by capital expenditures
Credit Ratings
The following table provides our credit ratings as of January 31, 2015:

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

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the fiscal years 2014, 2013 and 2012:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2014	2013	2012	2014	2013	2012
	(in millions)	(in thousands)			(in millions)
November 2012 (a)	$250	1,317	1,377	245	$84	$63	$11	$54.02
February 2012 (b)	500	NA	NA	9,871	NA	NA	450	45.61
November 2011	250	NA	NA	3,657	NA	NA	164	44.90
Total		1,317	1,377	13,773	$84	$63	$625
 ________________

(a)	The November 2012 repurchase program had $91 million remaining as of January 31, 2015.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable on the January 31, 2015 Consolidated Balance Sheet. There were $3 million share repurchases reflected in Accounts Payable as of February 1, 2014.
Subsequent to January 31, 2015, our Board of Directors approved a new $250 million share repurchase program ("February 2015 repurchase program"), which included the $91 million remaining under the November 2012 repurchase program. We repurchased an additional 0.2 million shares of common stock for $22 million under the February 2015 repurchase program subsequent to January 31, 2015.
The timing and amount of any repurchases will be made in our discretion, taking into account a number of factors including market conditions.
We use cash flow generated from operating activities and financing activities to fund our share repurchase programs.

Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the fiscal years 2014, 2013 and 2012:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2014
Fourth Quarter	$0.34	$—	$0.34	$100
Third Quarter	0.34	—	0.34	100
Second Quarter	0.34	—	0.34	99
First Quarter	0.34	1.00	1.34	392
2014 Total	$1.36	$1.00	$2.36	$691
2013
Fourth Quarter	$0.30	$—	$0.30	$88
Third Quarter	0.30	—	0.30	87
Second Quarter	0.30	—	0.30	87
First Quarter	0.30	—	0.30	87
2013 Total	$1.20	$—	$1.20	$349
2012
Fourth Quarter	$0.25	$3.00	$3.25	$942
Third Quarter	0.25	1.00	1.25	361
Second Quarter	0.25	—	0.25	73
First Quarter	0.25	—	0.25	73
2012 Total	$1.00	$4.00	$5.00	$1,449
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
Subsequent to January 31, 2015, our Board of Directors declared an increase in our first quarter 2015 ordinary dividend from $0.34 to $0.50 per share and a special dividend of $2 per share. Both dividends, totaling $731 million, were paid on March 6, 2015 to shareholders of record at the close of business on February 20, 2015.
Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013:

	2014	2013	2012
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,519	$773	$935
Net Cash Flows Provided by Operating Activities	1,786	1,248	1,351
Net Cash Flows Used for Investing Activities	(699)	(655)	(531)
Net Cash Flows Provided by (Used for) Financing Activities	(919)	154	(982)
Effect of Exchange Rate Changes on Cash	(6)	(1)	—
Net Increase (Decrease) in Cash and Cash Equivalents	162	746	(162)
Cash and Cash Equivalents, End of Year	$1,681	$1,519	$773

Operating Activities
Net cash provided by operating activities in 2014 was $1.786 billion, including net income of $1.042 billion. Net income included depreciation and amortization of $438 million, share-based compensation expense of $90 million and a decrease in deferred income taxes of $50 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was an increase in operating cash flow associated with a decrease in inventories of $121 million.
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
Net cash provided by operating activities in 2012 was $1.351 billion, including net income of $753 million. Net income included depreciation and amortization of $389 million, excess tax benefits from share-based compensation of $116 million, impairment of goodwill and other intangible assets for our La Senza business of $93 million, share-based compensation expense of $73 million and impairment of long-lived store assets for our Henri Bendel business of $27 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was an increase in operating cash flow associated with an increase in income taxes payable of $139 million.
Investing Activities
Net cash used for investing activities in 2014 was $699 million consisting primarily of $715 million of capital expenditures. The capital expenditures included $553 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
We anticipate spending approximately $800 to $850 million for capital expenditures in 2015 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 75 new company-owned stores in 2015, primarily in Canada and the U.S.
Financing Activities
Net cash used for financing activities in 2014 was $919 million consisting primarily of quarterly and special dividend payments totaling $2.36 per share, or $691 million, the repayment of long-term debt of $213 million and repurchases of common stock of $87 million. These were partially offset by excess tax benefits from share-based compensation of $43 million and proceeds from the exercise of stock options of $34 million.
Net cash provided by financing activities in 2013 was $154 million consisting primarily of proceeds from the issuance of long-term debt of $495 million (net of issuance costs), excess tax benefits from share-based compensation of $36 million and proceeds from the exercise of stock options of $32 million. These were partially offset by quarterly dividend payments totaling $1.20 per share, or $349 million, and repurchases of common stock of $60 million.
Net cash used for financing activities in 2012 was $982 million consisting primarily of quarterly and special dividend payments totaling $5.00 per share, or $1.449 billion, repurchases of common stock of $629 million and the repayment of long-term debt of $57 million. These were partially offset by proceeds from the issuance of long-term debt of $985 million (net of issuance costs), excess tax benefits from share-based compensation of $116 million and proceeds from the exercise of stock options of $52 million.

Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$7,285	$317	$1,309	$1,015	$4,644	$—
Operating Lease Obligations (b)	3,870	588	1,050	777	1,455	—
Purchase Obligations (c)	1,213	1,173	32	5	3	—
Other Liabilities (d)	477	147	1	—	—	329
Total	$12,845	$2,225	$2,392	$1,797	$6,102	$329
________________

(a)
Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through January 31, 2015. For additional information, see Note 11 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

(d)
Other liabilities primarily include future payments relating to our nonqualified supplemental retirement plan of $257 million which have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. In addition, Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $142 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $72 million is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. For additional information, see Note 10 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $24 million related to lease payments of Express, Limited Stores, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
The following table details the guaranteed lease payments during the next five fiscal years:

Fiscal Year (in millions)
2015	$11
2016	7
2017	4
2018	2
2019	—
Thereafter	—
Total	$24

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $11 million as of January 31, 2015 and $22 million as of February 1, 2014. The estimated fair value of these guarantee obligations was $1 million as of January 31, 2015 and $1 million as of February 1, 2014, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of the divestiture. We have not recorded a liability with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of January 31, 2015 and February 1, 2014.
In connection with our investment in Easton Gateway, LLC ("EG"), an entity that owns and is developing a commercial shopping center in the Easton Community, we, along with another unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. Our estimated maximum potential loss from our involvement with EG totaled $44 million as of January 31, 2015, which includes our equity investment of $34 million and our estimated maximum potential loss from our guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant. We expect EG to obtain permanent financing, prior to maturity of the construction loan, following completion of construction of the commercial shopping center. For additional information, see Note 8, "Equity Investments and Other" and Note 16, "Commitments and Contingencies" to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $2 million for 2014. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $3 million for 2014.

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
In the fourth quarter of 2012, we concluded that the continued negative operating results of the Henri Bendel business were an indicator of potential impairment of the Henri Bendel long-lived store assets. We calculated the impairment by comparing the estimated discounted cash flows at each store to its respective carrying value and recognized an impairment charge of $27 million. This impairment charge is included in Cost of Goods Sold, Buying & Occupancy in the 2012 Consolidated Statement of Income. Based on the evaluation performed in the fourth quarter of 2014 and 2013, we concluded that no impairment charge was necessary in 2014 or 2013. The remaining carrying value of the Henri Bendel long-lived stores assets was $4 million and $5 million as of January 31, 2015 and February 1, 2014, respectively.
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, pursuant to Accounting Standards Update ("ASU") 2011-08, Testing Goodwill for Impairment, we perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we then estimate the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. Our reporting units are determined in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. Our reporting units that have goodwill are Victoria's Secret Stores, Victoria's Secret Direct and Bath & Body Works.
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
Claims and Contingencies
We are subject to various claims and contingencies related to lawsuits, insurance, regulatory and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in the Consolidated Financial Statements is based on management’s view of the expected outcome of the applicable claim or contingency. We consult with legal counsel on matters related to litigation and seek input from both internal and external experts with respect to matters in the ordinary course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is reasonably estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable) or if an estimate is not reasonably determinable, disclosure of a material claim or contingency is disclosed in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

Income Taxes
We account for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested for the foreseeable future.
Significant judgment is required in determining the provision for income taxes and related accruals, deferred tax assets and liabilities. In determining our provision for income taxes, we consider permanent differences between book and tax income and statutory income tax rates. Our effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures and the level of earnings.
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

Royalty and Other
We also recognize revenues associated with franchise, license and wholesale arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale arrangements at the time the title passes to the partner.

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
Foreign Exchange Rate Risk
We have operations in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. To mitigate the translation risk to our earnings and the fair value of our Canadian operations associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The remaining swap arrangements mature in January 2016 and January 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk to our Canadian net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate.
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
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objectives of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, highly rated commercial paper and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
All of our long-term debt as of January 31, 2015 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of January 31, 2015, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2017 Notes and $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of January 31, 2015, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Long-term Debt (a):
Carrying Value	$4,765	$4,976
Fair Value, Estimated (b)	5,305	5,333
Cross-currency Swap Arrangements (c)	(21)	13
Fixed-to-Floating Interest Rate Swap Arrangements (c)	(12)	(5)
________________

(a)	The decrease in the long-term debt is related to the repayment of the November 2014 Notes.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an (asset) liability position.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
L BRANDS, INC.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2014 and 2013 refer to the 52-week periods ending January 31, 2015 and February 1, 2014, respectively, and 2012 represents the 53-week period ending February 2, 2013.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 31, 2015.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of L Brands, Inc.:

We have audited L Brands, Inc.'s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). L Brands, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, L Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of L Brands, Inc. as of January 31, 2015 and February 1, 2014, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended January 31, 2015 of L Brands, Inc., and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
March 20, 2015

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of L Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of L Brands, Inc. as of January 31, 2015 and February 1, 2014, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L Brands, Inc. at January 31, 2015 and February 1, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L Brands, Inc.'s internal control over financial reporting as of January 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Columbus, Ohio
March 20, 2015

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2014	2013	2012
Net Sales	$11,454	$10,773	$10,459
Costs of Goods Sold, Buying and Occupancy	(6,646)	(6,344)	(6,073)
Gross Profit	4,808	4,429	4,386
General, Administrative and Store Operating Expenses	(2,855)	(2,686)	(2,720)
Impairment of Goodwill and Other Intangible Assets	—	—	(93)
Operating Income	1,953	1,743	1,573
Interest Expense	(324)	(314)	(316)
Other Income	7	17	24
Income Before Income Taxes	1,636	1,446	1,281
Provision for Income Taxes	594	543	528
Net Income	$1,042	$903	$753
Net Income Per Basic Share	$3.57	$3.12	$2.60
Net Income Per Diluted Share	$3.50	$3.05	$2.54

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2014	2013	2012
Net Income	$1,042	$903	$753
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	(60)	(50)	5
Foreign Currency Translation	21	40	(2)
Unrealized Gain on Cash Flow Hedges	34	46	1
Total Other Comprehensive Income (Loss), Net of Tax	(5)	36	4
Total Comprehensive Income	$1,037	$939	$757

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	January 31, 2015	February 1, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,681	$1,519
Accounts Receivable, Net	252	244
Inventories	1,036	1,165
Deferred Income Taxes	33	28
Other	230	194
Total Current Assets	3,232	3,150
Property and Equipment, Net	2,277	2,045
Goodwill	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411
Other Assets	306	274
Total Assets	$7,544	$7,198
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$613	$599
Accrued Expenses and Other	900	787
Current Portion of Long-term Debt	—	215
Income Taxes	166	225
Total Current Liabilities	1,679	1,826
Deferred Income Taxes	261	210
Long-term Debt	4,765	4,761
Other Long-term Liabilities	820	770
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 310 and 307 shares issued; 292 and 291 shares outstanding, respectively	155	154
Paid-in Capital	427	302
Accumulated Other Comprehensive Income	35	40
Retained Earnings (Accumulated Deficit)	233	(118)
Less: Treasury Stock, at Average Cost; 18 and 16 shares, respectively	(832)	(748)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	18	(370)
Noncontrolling Interest	1	1
Total Equity (Deficit)	19	(369)
Total Liabilities and Equity (Deficit)	$7,544	$7,198

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 28, 2012	295	$148	$25	$—	$24	$(60)	$1	$138
Net Income	—	—	—	—	753	—	—	753
Other Comprehensive Income	—	—	—	4	—	—	—	4
Total Comprehensive Income	—	—	—	4	753	—	—	757
Cash Dividends ($5.00 per share)	—	—	—	—	(1,449)	—	—	(1,449)
Repurchase of Common Stock	(14)	—	—	—	—	(625)	—	(625)
Exercise of Stock Options and Other	8	4	161	—	—	—	—	165
Balance, February 2, 2013	289	$152	$186	$4	$(672)	$(685)	$1	$(1,014)
Net Income	—	—	—	—	903	—	—	903
Other Comprehensive Income	—	—	—	36	—	—	—	36
Total Comprehensive Income	—	—	—	36	903	—	—	939
Cash Dividends ($1.20 per share)	—	—	—	—	(349)	—	—	(349)
Repurchase of Common Stock	(1)	—	—	—	—	(63)	—	(63)
Exercise of Stock Options and Other	3	2	116	—	—	—	—	118
Balance, February 1, 2014	291	$154	$302	$40	$(118)	$(748)	$1	$(369)
Net Income	—	—	—	—	1,042	—	—	1,042
Other Comprehensive Income (Loss)	—	—	—	(5)	—	—	—	(5)
Total Comprehensive Income	—	—	—	(5)	1,042	—	—	1,037
Cash Dividends ($2.36 per share)	—	—	—	—	(691)	—	—	(691)
Repurchase of Common Stock	(1)	—	—	—	—	(84)	—	(84)
Exercise of Stock Options and Other	2	1	125	—	—	—	—	126
Balance, January 31, 2015	292	$155	$427	$35	$233	$(832)	$1	$19

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2014	2013	2012
Operating Activities
Net Income	$1,042	$903	$753
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	438	407	389
Amortization of Landlord Allowances	(40)	(39)	(35)
Deferred Income Taxes	50	18	11
Share-based Compensation Expense	90	85	73
Excess Tax Benefits from Share-based Compensation	(43)	(36)	(116)
Goodwill and Intangible Asset Impairment Charges	—	—	93
Long-lived Store Asset Impairment Charges	—	—	27
Gain on Distributions from Easton Investments	—	—	(13)
Gain on Sale of Assets	—	—	(3)
Changes in Assets and Liabilities:
Accounts Receivable	(9)	(43)	5
Inventories	121	(168)	(7)
Accounts Payable, Accrued Expenses and Other	90	1	(43)
Income Taxes Payable	(17)	74	139
Other Assets and Liabilities	64	46	78
Net Cash Provided by Operating Activities	1,786	1,248	1,351
Investing Activities
Capital Expenditures	(715)	(691)	(588)
Return of Capital from Third-party Apparel Sourcing Business Investment	—	46	22
Return of Capital from Easton Investments	—	—	13
Other Investing Activities	16	(10)	22
Net Cash Used for Investing Activities	(699)	(655)	(531)
Financing Activities
Payments of Long-term Debt	(213)	—	(57)
Proceeds from Long-term Debt, Net of Issuance Costs	—	495	985
Borrowings from Revolving Facility	5	290	—
Repayments on Revolving Facility	(5)	(290)	—
Financing Costs	(5)	—	—
Repurchase of Common Stock	(87)	(60)	(629)
Dividends Paid	(691)	(349)	(1,449)
Excess Tax Benefits from Share-based Compensation	43	36	116
Proceeds from Exercise of Stock Options and Other	34	32	52
Net Cash Provided by (Used for) Financing Activities	(919)	154	(982)
Effects of Exchange Rate Changes on Cash	(6)	(1)	—
Net Increase (Decrease) in Cash and Cash Equivalents	162	746	(162)
Cash and Cash Equivalents, Beginning of Year	1,519	773	935
Cash and Cash Equivalents, End of Year	$1,681	$1,519	$773

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through company-owned specialty retail stores in the U.S., Canada and the U.K., which are primarily mall-based, and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Victoria's Secret PINK

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2014” and “2013” refer to the 52-week periods ending January 31, 2015 and February 1, 2014, respectively. “2012” refers to the 53-week period ending February 2, 2013.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income on the Consolidated Statements of Income. The Company’s equity investments are required to be reviewed for impairment when it is determined there may be an other than temporary loss in value.
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested a majority ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners. The Company is accounting for its continuing investment under the equity method of accounting. For additional information, see Note 8, “Equity Investments and Other.”
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which totaled $42 million as of January 31, 2015 and $62 million as of February 1, 2014, are included in Accounts Payable on the Consolidated Balance Sheets.
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
Advertising Costs
Advertising and catalogue costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and catalogue costs totaled $436 million for 2014, $452 million for 2013 and $460 million for 2012.
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
Leases and Leasehold Improvements
The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon the store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements totaled $142 million as of January 31, 2015 and $131 million as of February 1, 2014. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company receives construction allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period), and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which totaled $192 million as of January 31, 2015 and $181 million as of February 1, 2014, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statement of Income in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently reinvested for the foreseeable future.
In determining the Company’s provision for income taxes, the Company considers permanent differences between book and tax income and statutory income tax rates. The Company’s effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures and the level of earnings.
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
The Company also recognize revenues associated with franchise, license and wholesale arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale arrangements at the time the title passes to the partner.
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
The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2014, 2013 and 2012:

	2014	2013	2012
	(in millions)
Weighted-average Common Shares:
Issued Shares	309	306	302
Treasury Shares	(17)	(16)	(12)
Basic Shares	292	290	290
Effect of Dilutive Options and Restricted Stock	6	6	7
Diluted Shares	298	296	297
Anti-dilutive Options and Awards (a)	1	1	1
 ________________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

4. Restructuring Activities
During the fourth quarter of 2011, the Company initiated a restructuring program designed to resize a portion of La Senza's store fleet and relocate its home office from Montreal, Canada to Columbus, Ohio. The Company recognized a pre-tax charge consisting of contract termination costs, severance and other costs of $24 million, including non-cash charges of $5 million, in the fourth quarter of 2011. In 2012, the Company made cash payments of $11 million and decreased the estimate of expected contract termination costs by $3 million related to this restructuring program. This $3 million change in estimate was included in Cost of Goods Sold, Buying and Occupancy on the 2012 Consolidated Statements of Income. During 2013, the Company made cash payments of $3 million and decreased the estimate of expected contract termination costs by an additional $1 million related to this restructuring program. During 2014, the Company made cash payments of $1 million, thereby completing the program.
During the second quarter of 2012, the Company initiated a second restructuring program designed to further resize the La Senza store fleet. In 2012, the Company recognized a pre-tax charge of $17 million, including non-cash charges of $6 million. Restructuring charges of $16 million and $1 million are included in Cost of Goods Sold, Buying and Occupancy and General, Administrative and Store Operating Expenses, respectively, in the 2012 Consolidated Statement of Income. In 2012, the Company made cash payments of $5 million related to this restructuring program. During 2013, the Company made cash payments of $3 million and decreased the estimate of expected contract termination costs by $1 million related to this restructuring program. During 2014, the Company made cash payments of $1 million. The remaining balance of $1 million is included in Other Long-term Liabilities on the January 31, 2015 Consolidated Balance Sheet.

5. Inventories
The following table provides details of inventories as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Finished Goods Merchandise	$942	$1,073
Raw Materials and Merchandise Components	94	92
Total Inventories	$1,036	$1,165

6. Property and Equipment, Net
The following table provides details of property and equipment, net as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Land	$87	$58
Buildings and Improvements	413	408
Furniture, Fixtures, Software and Equipment	3,169	2,984
Leasehold Improvements	1,647	1,534
Construction in Progress	164	117
Total	5,480	5,101
Accumulated Depreciation and Amortization	(3,203)	(3,056)
Property and Equipment, Net	$2,277	$2,045

Depreciation expense was $438 million in 2014, $406 million in 2013 and $386 million in 2012.
In the fourth quarter of 2012, the Company concluded that the continued negative operating results of the Henri Bendel business was an indicator of potential impairment for the Henri Bendel long-lived store assets. The Company calculated the impairment by comparing the estimated discounted cash flows at each store to its respective carrying value and recognized an impairment charge of $27 million. This impairment charge is included in Cost of Goods Sold, Buying and Occupancy on the 2012 Consolidated Statement of Income. Based on the evaluation performed in the fourth quarters of 2013 and 2014, the Company concluded no additional impairment charge was necessary. The carrying value of the Henri Bendel long-lived store assets was $4 million and $5 million as of January 31, 2015 and February 1, 2014, respectively.

7. Goodwill, Trade Names and Other Intangible Assets, Net
Goodwill
The following table provides detail regarding the composition of goodwill for the fiscal years ended January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Victoria's Secret	$690	$690
Bath & Body Works	628	628
Goodwill	$1,318	$1,318

The Company tests for goodwill impairment at the reporting unit level. The Company's reporting units with goodwill balances at January 31, 2015 were Victoria's Secret Stores, Victoria's Secret Direct and Bath & Body Works. Goodwill associated with the La Senza reporting unit was fully impaired at February 2, 2013.

Intangible Assets—Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names which are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. The following table provides additional detail regarding the composition of trade names as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Victoria's Secret	$246	$246
Bath & Body Works	165	165
Intangible Assets - Trade Names	$411	$411
Intangible Assets—Finite Lives
Intangible assets with finite lives represent certain trademarks and customer relationships. These assets were fully amortized in 2013, as such there was no amortization expense in 2014. Amortization expense was $1 million for 2013 and $3 million for 2012.
Impairment Charges
La Senza
In conjunction with the January 2007 acquisition of La Senza, the Company recognized goodwill, intangible assets with indefinite lives and intangible assets with finite lives. These assets were included in the La Senza reporting unit which is included in Other in the Company's segment reporting.
Since acquiring La Senza in January 2007, the Company completed impairment testing annually in the fourth quarter. As part of the annual impairment evaluation, the Company assessed the recoverability of goodwill. In both 2008 and 2011, La Senza’s operating results failed to meet the Company’s expectations. As a result, the Company concluded that the carrying value of the La Senza goodwill exceeded the implied fair value based on the estimated fair value of the La Senza reporting unit. Accordingly, the Company recorded goodwill impairment charges of $189 million and $119 million in 2008 and 2011, respectively.
Prior to completing the goodwill impairment evaluation each year, the Company performed its annual impairment analysis for its indefinite-lived trade name. Based on its evaluation using a relief from royalty and other discounted cash flow methodologies, the Company concluded that the La Senza indefinite-lived trade name was impaired. Accordingly, the Company recorded impairment charges of $25 million and $112 million in 2008 and 2011, respectively, to reduce the carrying value of the indefinite-lived trade name asset to its estimated fair value.
2012
In the fourth quarter of 2012, the Company completed its annual impairment testing. During 2012, La Senza’s operating results again failed to meet the Company's expectations, as both comparable store sales and gross profit were below our beginning of year expectations. As part of the annual impairment evaluation, the Company concluded that the carrying value of the La Senza goodwill exceeded the implied fair value based on the estimated fair value of the La Senza reporting unit. Accordingly, the Company recorded a goodwill impairment charge of $12 million which fully impaired La Senza's remaining goodwill. The goodwill impairment charge is included in Impairment of Goodwill and Other Intangible Assets in the 2012 Consolidated Statement of Income.
Prior to completing the goodwill impairment evaluation, the Company performed its annual impairment analysis for its indefinite-lived trade name. Based on its evaluation using relief from royalty and other discounted cash flow methodologies, the Company concluded that the La Senza trade name asset was impaired. Accordingly, the Company recorded an impairment charge of $75 million to reduce the carrying value of the trade name asset to zero. The Company also recognized a $6 million impairment charge related to certain finite-lived customer relationship intangible assets. These impairment charges are included in Impairment of Goodwill and Other Intangible Assets in the 2012 Consolidated Statement of Income.

8. Equity Investments and Other
Third-party Apparel Sourcing Business
On October 31, 2011, the Company divested a majority ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners. The Company's remaining ownership interest is accounted for under the equity method of accounting.

In conjunction with the transaction, the Company entered into transition services agreements whereby the Company was providing support in various operational areas including logistics, technology and finance through the third quarter of 2014. In the fourth quarter of 2014, the Company extended the transition services agreements in the operational areas of logistics and technology. The terms of these agreements range from one to two years with the last agreement expiring in October 2016.
In the fourth quarter of 2012, the Company received a $28 million dividend from the third-party apparel sourcing business. This reduced the Company's carrying value in the investment. Of this dividend, $22 million is included in Return of Capital from Third-party Apparel Sourcing Business Investment within the Investing Activities section of the 2012 Consolidated Statement of Cash Flows, and $6 million is included in Other Assets and Liabilities within the Operating Activities section of the 2012 Consolidated Statement of Cash Flows.
In 2013, the Company received $64 million in dividends from the third-party apparel sourcing business. These dividends reduced the Company's carrying value in the investment. Of these dividends, $46 million is included in Return of Capital from Third-party Apparel Sourcing Business Investment within the Investing Activities section of the 2013 Consolidated Statement of Cash Flows, and $18 million is included in Other Assets and Liabilities within the Operating Activities section of the 2013 Consolidated Statement of Cash Flows.
In 2014, the Company received $2 million in dividends from the third-party apparel sourcing business. These dividends reduced the Company's carrying value in the investment and are included in Other Assets and Liabilities within the Operating Activities section of the 2014 Consolidated Statement of Cash Flows.
The Company's carrying value for this investment was $8 million as of January 31, 2015 and $3 million as of February 1, 2014 and is included in Other Assets on the Consolidated Balance Sheets. The Company's share of net income (loss) from this investment is included in Other Income on the Consolidated Statements of Income.
Subsequent to January 31, 2015, the Company divested its remaining ownership interest in the third-party apparel sourcing business to Sycamore Partners. The sale of the remaining ownership interest resulted in pre-tax cash proceeds of $85 million and a gain of approximately $78 million (after-tax gain of approximately $70 million) which will be recognized in the first quarter of 2015.
Easton Investment
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, at cost, totaled $101 million as of January 31, 2015 and $105 million as of February 1, 2014 and are recorded in Other Assets on the Consolidated Balance Sheets. In the third quarter of 2012, the Company received $13 million in cash distributions from certain of the Company's investments in Easton which are included in Return of Capital from Easton Investments within the Investing Activities section on the 2012 Consolidated Statement of Cash Flow. The Company recognized a pre-tax gain of $13 million which is included in Other Income on the 2012 Consolidated Statements of Income.
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
The Company has concluded EG is a variable interest entity; however, the Company is not the primary beneficiary as defined in ASC Topic 810, Consolidation, and, therefore, accounts for its investment in EG using the equity method of accounting. The Company’s investment in EG totaled $34 million as of January 31, 2015. The Company’s estimated maximum potential loss from its involvement with EG totaled $44 million. This includes the Company’s equity investment of $34 million and the Company’s estimated maximum potential loss from its guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant.

9. Accrued Expenses and Other
The following table provides additional information about the composition of accrued expenses and other as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$227	$207
Compensation, Payroll Taxes and Benefits	244	173
Interest	82	86
Taxes, Other than Income	71	63
Accrued Claims on Self-insured Activities	37	37
Returns Reserve	26	29
Rent	28	24
Other	185	168
Total Accrued Expenses and Other	$900	$787

10. Income Taxes
The following table provides the components of the Company’s provision for income taxes for 2014, 2013 and 2012:

	2014	2013	2012
	(in millions)
Current:
U.S. Federal	$454	$407	$432
U.S. State	69	90	67
Non-U.S.	21	28	18
Total	544	525	517
Deferred:
U.S. Federal	46	11	14
U.S. State	3	3	4
Non-U.S.	1	4	(7)
Total	50	18	11
Provision for Income Taxes	$594	$543	$528

The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $152 million, $131 million and $1 million for 2014, 2013 and 2012, respectively. The 2012 income included the impact of the $93 million impairment of goodwill and other intangible assets at La Senza.
The Company's income taxes payable has been reduced by the excess tax benefits from employee stock plan awards. For stock options, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and exercise. For restricted stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company had net excess tax benefits from equity awards of $43 million, $36 million and $116 million in 2014, 2013 and 2012, respectively, which were reflected as increases to equity.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2014, 2013 and 2012:

	2014	2013	2012
Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	3.6%	3.8%	4.0%
Impact of Non-U.S. Operations	(1.3)%	(1.4)%	1.1%
Non-deductible Impairment of Goodwill and Other Intangible Assets	—%	—%	2.4%
Other Items, Net	(1.0)%	0.1%	(1.3)%
Effective Tax Rate	36.3%	37.5%	41.2%
Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of January 31, 2015 and February 1, 2014. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 31, 2015			February 1, 2014
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$49	$—	$49	$46	$—	$46
Non-qualified Retirement Plan	97	—	97	94	—	94
Property and Equipment	—	(283)	(283)	—	(219)	(219)
Goodwill	—	(15)	(15)	—	(15)	(15)
Trade Names and Other Intangibles	—	(139)	(139)	—	(139)	(139)
State Net Operating Loss Carryforwards	18	—	18	21	—	21
Non-U.S. Operating Loss Carryforwards	158	—	158	161	—	161
Valuation Allowance	(177)	—	(177)	(183)	—	(183)
Other, Net	79	—	79	71	—	71
Total Deferred Income Taxes	$224	$(437)	$(213)	$210	$(373)	$(163)

As of January 31, 2015, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2015 through 2034. The Company has analyzed the realization of the state net operating loss carryforwards on an individual state basis. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided for the deferred tax asset.
As of January 31, 2015, the Company had available for non-U.S. tax purposes net operating loss carryforwards which expire, if unused, in the years 2027 through 2034. The Company has determined that it is more likely than not that all of the net operating loss carryforwards will not be realized, and a valuation allowance has been provided for the net deferred tax assets, including the net operating loss carryforwards, of the related tax loss entities.

As of January 31, 2015, we have not provided deferred U.S. income taxes on approximately $216 million of undistributed earnings from non-U.S. subsidiaries. Any unrecognized deferred income tax liability resulting from these amounts is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income tax payments were $526 million for 2014, $468 million for 2013 and $336 million for 2012.

Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2014, 2013 and 2012, without interest and penalties:

	2014	2013	2012
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$167	$185	$146
Increases in Unrecognized Tax Benefits for Prior Years	16	39	13
Decreases in Unrecognized Tax Benefits for Prior Years	(14)	(54)	(19)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	36	37	52
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(5)	(34)	(1)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(7)	(6)	(6)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$193	$167	$185

Of the $193 million, $167 million and $185 million of total unrecognized tax benefits at January 31, 2015, February 1, 2014, and February 2, 2013, respectively, approximately $170 million, $143 million and $160 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $142 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense of $1 million, $4 million and $1 million in 2014, 2013 and 2012, respectively. The Company has accrued approximately $31 million and $30 million for the payment of interest and penalties as of January 31, 2015 and February 1, 2014, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. At the end of 2014, the Company was subject to examination by the IRS for 2011 through 2013. The Company is also subject to various U.S. state and local income tax examinations for the years 2009 to 2013. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2004 to 2013. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

11. Long-term Debt
The following table provides the Company’s long-term debt balance as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”) (a)	501	494
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,401	$3,394
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”) (b)	$715	$718
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”) (c)	—	215
Total Senior Unsecured Debt	$1,364	$1,582
Total	$4,765	$4,976
Current Portion of Long-term Debt	—	(215)
Total Long-term Debt, Net of Current Portion	$4,765	$4,761
_______________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $8 million as of January 31, 2015 and $2 million as of February 1, 2014.

(b)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $15 million as of January 31, 2015 and $19 million as of February 1, 2014.

(c)	The outstanding principal balance was $213 million as of February 1, 2014. This balance includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million.
The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2015	$—
2016	—
2017	700
2018	—
2019	500
Thereafter	3,550

Cash paid for interest was $328 million in 2014, $300 million in 2013 and $276 million in 2012.
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
Repayment of Notes
In November 2014, the Company repaid the remaining $213 million of its 5.25% Senior Unsecured Notes due November 2014 with cash on hand.
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
The Amendment reduced fees payable under the Revolving Facility which are based on the Company’s long-term credit ratings. The fees related to committed and unutilized amounts per year are 0.30% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings or British pound borrowings is LIBOR plus 1.50%. The interest rate on outstanding Canadian dollar borrowings is CDOR plus 1.50%.
The Company incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility continues to contain fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of January 31, 2015, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.

During the second quarter of 2014 and the third quarter of 2013, the Company borrowed and repaid $5 million and $290 million, respectively, under the Revolving Facility. The maximum daily amount outstanding at any point in time during the second quarter of 2014 and third quarter of 2013 was $5 million and $140 million, respectively.
As of January 31, 2015, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $19 million of outstanding letters of credit as of January 31, 2015 that reduce its remaining availability under the Revolving Facility.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 12, “Derivative Instruments.”

12. Derivative Instruments
Foreign Exchange Risk
In January 2007, the Company entered into a series of cross-currency swaps related to approximately CAD$470 million of intercompany loans. These cross-currency swaps mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company’s Canadian operations. The cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The remaining cross-currency swaps mature in January 2016 and January 2018 at the same time as the related loans and are designated as cash flow hedges of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans.
In November 2014, the Company terminated cross-currency swaps of CAD$200 million related to the intercompany loans maturing in January 2015 and January 2017. The Company paid $4 million to settle the swaps. This $4 million expense related to the settlement of the swaps, as well as the foreign currency gains on these intercompany loans of $6 million, were recognized in earnings in the fourth quarter of 2014.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Other Long-term Liabilities	$—	$13
Other Long-term Assets	21	—

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for 2014 and 2013:

	Location	2014	2013
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$34	$46
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	(60)	(50)
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
In prior periods, we entered into interest rate swap arrangements on the 2014 and 2017 Notes. In 2012, we terminated these interest rate designated fair value hedges. The carrying values of these notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the respective maturity date of the Notes.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Other Assets	$12	$5

13. Fair Value Measurements
The following table provides a summary of the carrying value and fair value of long-term debt as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Carrying Value	$4,765	$4,976
Fair Value (a)	5,305	5,333
________________

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosure. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of January 31, 2015 and February 1, 2014:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of January 31, 2015
Assets:
Cash and Cash Equivalents	$1,681	$—	$—	$1,681
Interest Rate Designated Fair Value Hedges	—	12	—	12
Cross-currency Cash Flow Hedges	—	21	—	21
Liabilities:
Lease Guarantees	—	—	1	1
As of February 1, 2014
Assets:
Cash and Cash Equivalents	$1,519	$—	$—	$1,519
Interest Rate Designated Fair Value Hedges	—	5	—	5
Liabilities:
Cross-currency Cash Flow Hedges	—	13	—	13
Lease Guarantees	—	—	1	1

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

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for 2014 and 2013:

	2014	2013
	(in millions)
Beginning Balance	$1	$2
Change in Estimated Fair Value Reported in Earnings	—	(1)
Ending Balance	$1	$1

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
The following table provides the rollforward of accumulated other comprehensive income for 2014:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2014	$30	$10	$40
Other Comprehensive Income (Loss) Before Reclassifications	21	34	55
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(60)	(60)
Current-period Other Comprehensive Income (Loss)	21	(26)	(5)
Balance as of January 31, 2015	$51	$(16)	$35
The following table provides the rollforward of accumulated other comprehensive income for 2013:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2013	$(10)	$14	$4
Other Comprehensive Income (Loss) Before Reclassifications	40	46	86
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(50)	(50)
Current-period Other Comprehensive Income (Loss)	40	(4)	36
Balance as of February 1, 2014	$30	$10	$40

The components of accumulated other comprehensive income (loss) above are presented net of tax as applicable.

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for 2014:

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Location on Consolidated Statements of Income
	2014	2013
	(in millions)
Cash Flow Hedges	$(60)	$(50)	Other Income
	—	—	Provision for Income Taxes
	$(60)	$(50)	Net Income

15. Leases
The Company is committed to noncancelable leases with remaining terms generally from one to 10 years. A substantial portion of the Company’s leases consist of store leases generally with an initial term of 10 years. Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering certain operating costs such as common area maintenance, utilities, insurance and taxes. These additional payments are excluded from the table below.
The following table provides rent expense for 2014, 2013 and 2012:

	2014	2013	2012
	(in millions)
Store Rent:
Fixed Minimum	$516	$482	$453
Contingent	63	59	60
Total Store Rent	579	541	513
Office, Equipment and Other	68	72	67
Gross Rent Expense	647	613	580
Sublease Rental Income	(2)	(2)	(2)
Total Rent Expense	$645	$611	$578

The following table provides the Company’s minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2015	$588
2016	556
2017	494
2018	413
2019	364
Thereafter	1,455
 ________________

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.

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
Subsequent to January 31, 2015, the Court of Appeals for the Federal Circuit issued an opinion on the case discussed above. The Court of Appeals’ decision reversed the United States District Court for the Eastern District of Texas finding of infringement. The District Court's award of damages of $9 million for infringement from 2007 through 2011 and future royalty payments through 2015 were overturned. On March 16, 2015, the plaintiff filed a petition for a rehearing with the Court of Appeals for the Federal Circuit.
Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $24 million related to lease payments of Express, Limited Stores, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $11 million as of January 31, 2015 and $22 million as of February 1, 2014. The estimated fair value of these guarantee obligations was $1 million as of January 31, 2015 and February 1, 2014, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of the divestiture. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of January 31, 2015 and February 1, 2014.
In connection with the Company's investment in EG, an entity that owns and is developing a commercial shopping center in the Easton community, the Company, along with an unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. For additional information, see Note 8, "Equity Investments and Other."

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $59 million for 2014, $56 million for 2013 and $55 million for 2012.
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
The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of January 31, 2015 and February 1, 2014:

	January 31, 2015	February 1, 2014
	(in millions)
Balance at Beginning of Year	$243	$228
Contributions:
Associate	10	13
Company	10	11
Interest	14	11
Distributions	(20)	(20)
Balance at End of Year	$257	$243
Total expense recognized related to the non-qualified plan was $24 million for 2014, $22 million for 2013 and $24 million for 2012.

18. Shareholders’ Equity (Deficit)
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years 2014, 2013 and 2012:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2014	2013	2012	2014	2013	2012
	(in millions)	(in thousands)			(in millions)
November 2012 (a)	$250	1,317	1,377	245	$84	$63	$11	$54.02
February 2012 (b)	500	NA	NA	9,871	NA	NA	450	45.61
November 2011	250	NA	NA	3,657	NA	NA	164	44.90
Total		1,317	1,377	13,773	$84	$63	$625
 ________________

(a)	The November 2012 repurchase program had $91 million remaining as of January 31, 2015.

(b)	The February 2012 repurchase program had $50 million remaining at the time it was cancelled in conjunction with the approval of the November 2012 repurchase program.

NA	Not applicable
There were no share repurchases reflected in Accounts Payable on the January 31, 2015 Consolidated Balance Sheet. There were $3 million share repurchases reflected in Accounts Payable as of February 1, 2014.
Subsequent to January 31, 2015, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program. The Company repurchased an additional 0.2 million shares of common stock for $22 million under the February 2015 repurchase program subsequent to January 31, 2015.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the fiscal years 2014, 2013 and 2012:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2014
Fourth Quarter	$0.34	$—	$0.34	$100
Third Quarter	0.34	—	0.34	100
Second Quarter	0.34	—	0.34	99
First Quarter	0.34	1.00	1.34	392
2014 Total	$1.36	$1.00	$2.36	$691
2013
Fourth Quarter	$0.30	$—	$0.30	$88
Third Quarter	0.30	—	0.30	87
Second Quarter	0.30	—	0.30	87
First Quarter	0.30	—	0.30	87
2013 Total	$1.20	$—	$1.20	$349
2012
Fourth Quarter	$0.25	$3.00	$3.25	$942
Third Quarter	0.25	1.00	1.25	361
Second Quarter	0.25	—	0.25	73
First Quarter	0.25	—	0.25	73
2012 Total	$1.00	$4.00	$5.00	$1,449
Subsequent to January 31, 2015, the Board of Directors declared an increase in the first quarter 2015 ordinary dividend from $0.34 to $0.50 per share and a special dividend of $2 per share. Both dividends, totaling $731 million, were paid on March 6, 2015 to shareholders of record at the close of business on February 20, 2015.

19. Share-based Compensation
Plan Summary
In 2011, the Company's shareholders approved the 2011 Stock Option and Performance Incentive Plan. The plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of 10 years. Stock options generally vest ratably over 3 to 5 years. Restricted stock generally vests (the restrictions lapse) at the end of a three-year period or on a graded basis over a five-year period.
Under the Company’s plan, approximately 146 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 12 million options and shares were available for grant as of January 31, 2015.
From time to time the Company's Board of Directors will declare special dividends. For additional information, see Note 18, "Shareholders' Equity (Deficit)." In accordance with the anti-dilutive provisions of the stock plan, in these circumstances the Company adjusts both the exercise price and the number of share-based awards outstanding as of the record date of the special dividends. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price are approximately equal immediately before and after the adjustments. Therefore, no compensation expense is recognized.

Stock Options
The following table provides the Company’s stock option activity for the fiscal year ended January 31, 2015:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of February 1, 2014	6,204	$29.14
Granted	1,112	59.76
Exercised	(1,462)	24.84
Cancelled	(195)	47.80
Adjustment for Special Dividend	114	N/A
Outstanding as of January 31, 2015	5,773	$34.93	6.39	$276,675
Vested and Expected to Vest as of January 31, 2015 (a)	5,582	34.38	6.31	270,589
Options Exercisable as of January 31, 2015	2,885	21.38	4.55	177,220
 ________________

(a)	The number of options expected to vest includes an estimate of expected forfeitures.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $52 million for 2014, $69 million for 2013 and $133 million for 2012.
The total fair value at grant date of option awards vested was $11 million for 2014, $10 million for 2013 and 2012.
The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $19 million as of January 31, 2015. This cost is expected to be recognized over a weighted-average period of 2.9 years.
The weighted-average estimated fair value of stock options granted was $11.74 per share for 2014, $9.71 per share for 2013 and $13.89 per share for 2012.
Cash received from stock options exercised was $35 million for 2014, $32 million for 2013 and $53 million for 2012. Tax benefits realized from tax deductions associated with stock options exercised were $21 million for 2014, $14 million for 2013 and $42 million for 2012.
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
The following table contains the weighted-average assumptions used during 2014, 2013 and 2012:

	2014	2013	2012
Expected Volatility	30%	35%	47%
Risk-free Interest Rate	1.4%	0.8%	1.0%
Dividend Yield	3.0%	3.4%	2.7%
Expected Life (in years)	4.6	4.7	4.8

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

Restricted Stock
The following table provides the Company’s restricted stock activity for the fiscal year ended January 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of February 1, 2014	7,395	$34.82
Granted	1,760	54.03
Vested	(2,209)	25.30
Cancelled	(309)	43.21
Adjustment for Special Dividend	136	N/A
Unvested as of January 31, 2015	6,773	41.06

The Company’s total intrinsic value of restricted stock vested was $128 million for 2014, $106 million for 2013 and $257 million for 2012.
The Company’s total fair value at grant date of awards vested was $56 million for 2014, $40 million for 2013 and $37 million for 2012. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.
As of January 31, 2015, there was $108 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.5 years.
Tax benefits realized from tax deductions associated with restricted stock vested were $46 million for 2014, $40 million for 2013 and $90 million for 2012.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2014, 2013 and 2012:

	2014	2013	2012
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$24	$22	$19
General, Administrative and Store Operating Expenses	66	63	54
Total Share-based Compensation Expense	$90	$85	$73

Share-based compensation expense is based on awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and adjusts, if necessary, in subsequent periods based on historical experience and expected future termination rates.
The tax benefit associated with recognized share-based compensation expense was $30 million for 2014, $29 million for 2013 and $25 million for 2012.

20. Segment Information
In the first quarter of 2014, the Company announced a change in its reportable segments. Results from company-owned Victoria's Secret and Bath & Body Works stores in Canada were reclassified from Other into the corresponding Victoria's Secret and Bath & Body Works segments. Additionally, a new segment called Victoria's Secret and Bath & Body Works International was created which includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada. Therefore, beginning in 2014, the Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. While this reporting change did not impact the Company's consolidated results, the segment data has been recast to be consistent for all periods presented throughout the financial statements and accompanying footnotes.
The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products under the Victoria’s Secret and PINK brand names. Victoria’s Secret merchandise is sold through retail stores located in the U.S. and Canada and its website, www.VictoriasSecret.com.

The Bath & Body Works segment sells personal care, soaps, sanitizers and home fragrance products under the Bath & Body Works, White Barn Candle Company, C.O. Bigelow and other brand names. Bath & Body Works merchandise is sold at retail stores located in the U.S. and Canada and through its website, www.BathandBodyWorks.com.
The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada. These businesses include the following:

•	Victoria's Secret Beauty and Accessories stores operated by partners under franchise, license and wholesale arrangements, which feature Victoria's Secret branded beauty and accessories products;

•	Victoria's Secret International stores, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise, license and wholesale arrangements; and

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in Canada, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores, which feature handbags, jewelry and other accessory products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information as of and for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
January 31, 2015
Net Sales	$7,207	$3,350	$336	$561	$11,454
Depreciation and Amortization	198	65	16	119	398
Operating Income (Loss)	1,271	737	78	(133)	1,953
Total Assets (a)	2,950	1,365	369	2,860	7,544
Capital Expenditures	446	77	37	155	715
February 1, 2014
Net Sales	$6,884	$3,118	$222	$549	$10,773
Depreciation and Amortization	175	65	9	119	368
Operating Income (Loss)	1,153	648	38	(96)	1,743
Total Assets (a)	2,811	1,369	290	2,728	7,198
Capital Expenditures	444	80	33	134	691
February 2, 2013
Net Sales	$6,740	$3,074	$132	$513	$10,459
Depreciation and Amortization	153	58	3	140	354
Operating Income (Loss) (b)	1,207	629	4	(267)	1,573
Total Assets (a)	2,521	1,372	213	1,913	6,019
Capital Expenditures	290	74	44	180	588
________________

(a)	Assets are allocated to the operating segments based on decision making authority relevant to the applicable assets.

(b)
Operating Loss for the Other segment includes a $93 million impairment charge related to goodwill and other intangible assets for our La Senza business; a $27 million impairment charge related to long-lived store assets for our Henri Bendel business; and $14 million of expense associated with the store closure initiative at La Senza.

The Company’s international sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. The Company's international sales across all segments totaled $1.349 billion in 2014, $1.212 billion in 2013 and $1.060 billion in 2012. The Company’s internationally based long-lived assets were $293 million as of January 31, 2015 and $280 million as of February 1, 2014.

21. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2014:

	Fiscal Quarter Ended
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015
	(in millions except per share data)
Net Sales	$2,391	$2,675	$2,319	$4,069
Gross Profit	982	1,044	947	1,835
Operating Income	336	376	284	957
Income Before Income Taxes	255	296	205	880
Net Income	157	188	132	565
Net Income Per Basic Share (a)	$0.54	$0.65	$0.45	$1.93
Net Income Per Diluted Share (a)	$0.53	$0.63	$0.44	$1.89
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

22. Subsequent Events
Subsequent to January 31, 2015, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program. The Company repurchased an additional 0.2 million shares of common stock for $22 million under the February 2015 repurchase program subsequent to January 31, 2015. Additionally, the Company declared the first quarter 2015 ordinary dividend of $0.50 per share and a special dividend of $2 per share. The dividends totaled $731 million. For additional information, see Note 18, "Shareholders' Equity (Deficit)."
Subsequent to January 31, 2015, the Company divested its remaining ownership interest in the third-party apparel sourcing business to Sycamore Partners. The sale of the remaining ownership interest resulted in pre-tax cash proceeds of $85 million and a gain of approximately $78 million (after-tax gain of approximately $70 million) which will be recognized in the first quarter of 2015. For additional information, see Note 8, "Equity Investments and Other."
Subsequent to January 31, 2015, the Court of Appeals for the Federal Circuit issued an opinion on an outstanding patent infringement case. The Court of Appeals’ decision reversed the United States District Court for the Eastern District of Texas finding of infringement. On March 16, 2015, the plaintiff filed a petition for a rehearing with the Court of Appeals for the Federal Circuit. For additional information, see Note 16, "Commitments and Contingencies."

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of January 31, 2015 and February 1, 2014 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the years ended January 31, 2015, February 1, 2014 and February 2, 2013. In the fourth quarter of 2014, the Company added a subsidiary to the Guarantors. Accordingly, the supplemental financial information has been recast for all periods presented.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	January 31, 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,462	$219	$—	$1,681
Accounts Receivable, Net	1	197	54	—	252
Inventories	—	919	117	—	1,036
Deferred Income Taxes	—	34	(1)	—	33
Other	—	146	84	—	230
Total Current Assets	1	2,758	473	—	3,232
Property and Equipment, Net	—	1,385	892	—	2,277
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,635	14,003	1,405	(20,043)	—
Other Assets	188	35	693	(610)	306
Total Assets	$4,824	$19,910	$3,463	$(20,653)	$7,544
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$300	$313	$—	$613
Accrued Expenses and Other	83	495	322	—	900
Income Taxes	(4)	183	(13)	—	166
Total Current Liabilities	79	978	622	—	1,679
Deferred Income Taxes	(4)	(32)	297	—	261
Long-term Debt	4,765	597	—	(597)	4,765
Other Long-term Liabilities	—	609	224	(13)	820
Total Equity (Deficit)	(16)	17,758	2,320	(20,043)	19
Total Liabilities and Equity (Deficit)	$4,824	$19,910	$3,463	$(20,653)	$7,544

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	February 1, 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,353	$166	$—	$1,519
Accounts Receivable, Net	—	177	67	—	244
Inventories	—	978	187	—	1,165
Deferred Income Taxes	—	44	(16)	—	28
Other	—	106	88	—	194
Total Current Assets	—	2,658	492	—	3,150
Property and Equipment, Net	—	1,197	848	—	2,045
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,468	14,058	1,015	(19,541)	—
Other Assets	186	19	680	(611)	274
Total Assets	$4,654	$19,661	$3,035	$(20,152)	$7,198
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3	$318	$278	$—	$599
Accrued Expenses and Other	86	418	283	—	787
Current Portion of Long-term Debt	215	—	—	—	215
Income Taxes	(1)	176	50	—	225
Total Current Liabilities	303	912	611	—	1,826
Deferred Income Taxes	(4)	(27)	241	—	210
Long-term Debt	4,761	597	—	(597)	4,761
Other Long-term Liabilities	3	581	201	(15)	770
Total Equity (Deficit)	(409)	17,598	1,982	(19,540)	(369)
Total Liabilities and Equity (Deficit)	$4,654	$19,661	$3,035	$(20,152)	$7,198

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2014
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$10,711	$3,343	$(2,600)	$11,454
Costs of Goods Sold, Buying and Occupancy	—	(6,449)	(2,611)	2,414	(6,646)
Gross Profit	—	4,262	732	(186)	4,808
General, Administrative and Store Operating Expenses	(6)	(2,538)	(446)	135	(2,855)
Operating Income (Loss)	(6)	1,724	286	(51)	1,953
Interest Expense	(324)	(35)	(9)	44	(324)
Other Income (Loss)	1	—	6	—	7
Income (Loss) Before Income Taxes	(329)	1,689	283	(7)	1,636
Provision (Benefit) for Income Taxes	(3)	385	212	—	594
Equity in Earnings, Net of Tax	1,368	46	316	(1,730)	—
Net Income (Loss)	$1,042	$1,350	$387	$(1,737)	$1,042

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2014
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$1,042	$1,350	$387	$(1,737)	$1,042
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(60)	—	(60)
Foreign Currency Translation	—	—	21	—	21
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	34	—	34
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(5)	—	(5)
Total Comprehensive Income	$1,042	$1,350	$382	$(1,737)	$1,037

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2013
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$10,047	$3,190	$(2,464)	$10,773
Costs of Goods Sold, Buying and Occupancy	—	(6,096)	(2,598)	2,350	(6,344)
Gross Profit	—	3,951	592	(114)	4,429
General, Administrative and Store Operating Expenses	(5)	(2,403)	(394)	116	(2,686)
Operating Income (Loss)	(5)	1,548	198	2	1,743
Interest Expense	(314)	(28)	(11)	39	(314)
Other Income (Loss)	—	—	17	—	17
Income (Loss) Before Income Taxes	(319)	1,520	204	41	1,446
Provision (Benefit) for Income Taxes	—	305	238	—	543
Equity in Earnings, Net of Tax	1,222	118	462	(1,802)	—
Net Income (Loss)	$903	$1,333	$428	$(1,761)	$903

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2013
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$903	$1,333	$428	$(1,761)	$903
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(50)	—	(50)
Foreign Currency Translation	—	—	40	—	40
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	46	—	46
Total Other Comprehensive Income (Loss), Net of Tax	—	—	36	—	36
Total Comprehensive Income	$903	$1,333	$464	$(1,761)	$939

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2012
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$9,717	$2,738	$(1,996)	$10,459
Costs of Goods Sold, Buying and Occupancy	—	(5,649)	(2,324)	1,900	(6,073)
Gross Profit	—	4,068	414	(96)	4,386
General, Administrative and Store Operating Expenses	(5)	(2,435)	(373)	93	(2,720)
Impairment of Goodwill and Other Intangible Assets	—	—	(93)	—	(93)
Operating Income (Loss)	(5)	1,633	(52)	(3)	1,573
Interest Expense	(316)	(22)	(10)	32	(316)
Other Income (Loss)	—	1	23	—	24
Income (Loss) Before Income Taxes	(321)	1,612	(39)	29	1,281
Provision (Benefit) for Income Taxes	—	359	169	—	528
Equity in Earnings, Net of Tax	1,074	(171)	441	(1,344)	—
Net Income (Loss)	$753	$1,082	$233	$(1,315)	$753

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2012
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$753	$1,082	$233	$(1,315)	$753
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	2	—	3	—	5
Foreign Currency Translation	—	—	(2)	—	(2)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	1	—	1
Total Other Comprehensive Income (Loss), Net of Tax	2	—	2	—	4
Total Comprehensive Income	$755	$1,082	$235	$(1,315)	$757

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2014
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(333)	$1,677	$442	$—	$1,786
Investing Activities:
Capital Expenditures	—	(486)	(229)	—	(715)
Other Investing Activities	—	(1)	17	—	16
Net Cash Used for Investing Activities	—	(487)	(212)	—	(699)
Financing Activities:
Payments of Long-term Debt	(213)	—	—	—	(213)
Borrowings from Revolving Facility	—	—	5	—	5
Repayments on Revolving Facility	—	—	(5)	—	(5)
Financing Costs	(5)	—	—	—	(5)
Repurchase of Common Stock	(87)	—	—	—	(87)
Dividends Paid	(691)	—	—	—	(691)
Excess Tax Benefits from Share-based Compensation	—	37	6	—	43
Net Financing Activities and Advances to/from Consolidated Affiliates	1,295	(1,118)	(177)	—	—
Proceeds From Exercise of Stock Options and Other	34	—	—	—	34
Net Cash Provided by (Used for) Financing Activities	333	(1,081)	(171)	—	(919)
Effects of Exchange Rate Changes on Cash	—	—	(6)	—	(6)
Net Increase in Cash and Cash Equivalents	—	109	53	—	162
Cash and Cash Equivalents, Beginning of Year	—	1,353	166	—	1,519
Cash and Cash Equivalents, End of Year	$—	$1,462	$219	$—	$1,681

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2013
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(302)	$1,323	$227	$—	$1,248
Investing Activities:
Capital Expenditures	—	(475)	(216)	—	(691)
Return of Capital from Third-party Apparel Sourcing Business Investment	—	—	46	—	46
Other Investing Activities	—	—	(10)	—	(10)
Net Cash Used for Investing Activities	—	(475)	(180)	—	(655)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	495	—	—	—	495
Borrowings from Revolving Facility	290	—	—	—	290
Repayments on Revolving Facility	(290)	—	—	—	(290)
Repurchase of Common Stock	(60)	—	—	—	(60)
Dividends Paid	(349)	—	—	—	(349)
Excess Tax Benefits from Share-based Compensation	—	31	5	—	36
Net Financing Activities and Advances to/from Consolidated Affiliates	184	57	(241)	—	—
Proceeds From Exercise of Stock Options and Other	32	—	—	—	32
Net Cash Provided by (Used for) Financing Activities	302	88	(236)	—	154
Effects of Exchange Rate Changes on Cash	—	—	(1)	—	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	—	936	(190)	—	746
Cash and Cash Equivalents, Beginning of Year	—	417	356	—	773
Cash and Cash Equivalents, End of Year	$—	$1,353	$166	$—	$1,519

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2012
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(361)	$1,389	$323	$—	$1,351
Investing Activities:
Capital Expenditures	—	(344)	(244)	—	(588)
Return of Capital from Third-party Apparel Sourcing Business Investment	—	—	22	—	22
Proceeds from Sale of Express Common Stock	—	—	13	—	13
Net Investments in Consolidated Affiliates	—	36	—	(36)	—
Other Investing Activities	—	17	5	—	22
Net Cash Used for Investing Activities	—	(291)	(204)	(36)	(531)
Financing Activities:
Proceeds from Long-term Debt, Net of Issuance and Discount Costs	985	—	—	—	985
Payments of Long-term Debt	(57)	—	—	—	(57)
Repurchase of Common Stock	(629)	—	—	—	(629)
Dividends Paid	(1,449)	—	—	—	(1,449)
Excess Tax Benefits from Share-based Compensation	—	95	21	—	116
Net Financing Activities and Advances to/from Consolidated Affiliates	1,459	(1,147)	(348)	36	—
Proceeds From Exercise of Stock Options and Other	52	—	—	—	52
Net Cash Provided by (Used for) Financing Activities	361	(1,052)	(327)	36	(982)
Effects of Exchange Rate Changes on Cash	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	—	46	(208)	—	(162)
Cash and Cash Equivalents, Beginning of Year	—	371	564	—	935
Cash and Cash Equivalents, End of Year	$—	$417	$356	$—	$773

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 31, 2015 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 31, 2015 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes share and exercise price information about L Brands’ equity compensation plans as of January 31, 2015.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	13,311,131	$34.93	(2)	11,746,402
Equity compensation plans not approved by security holders	—	—		—
Total	13,311,131	$34.93		11,746,402
 ________________

(1)	Includes the following plans: L Brands, Inc. 2011 Stock Option and Performance Incentive Plan and L Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 restatement).

(2)	Does not include outstanding rights to receive Common Stock upon the vesting of restricted shares awards.

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

		The following consolidated financial statements of L Brands, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

			Management’s Report on Internal Control Over Financial Reporting

			Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

			Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

			Consolidated Statements of Income for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

			Consolidated Statements of Comprehensive Income for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

			Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014

			Consolidated Statements of Total Equity (Deficit) for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

			Consolidated Statements of Cash Flows for the Years Ended January 31, 2015, February 1, 2014 and February 2, 2013

			Notes to Consolidated Financial Statements

(a)	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

(a)	(3)	List of Exhibits

		3.	Articles of Incorporation and Bylaws.

		3.1	Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K dated February 1, 2014.

		3.2	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K dated March 22, 2013.

		4.	Instruments Defining the Rights of Security Holders.

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

4.6
Second Supplemental Indenture dated as of July 17, 2007 between the Company and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-146420) filed October 1, 2007.

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

4.9
Third Supplemental Indenture dated as of May 4, 2010 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.4 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on November 5, 2010.

4.10
Fourth Supplemental Indenture dated as of January 29, 2011 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.5 to the post-effective amendment to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on March 22, 2011.

4.11
Form of Fifth Supplemental Indenture dated as of March 25, 2011 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.6 to the post-effective amendment to the Company’s Registration Statement on Form S-3 (Reg. No. 333-170406) filed on March 22, 2011.

4.12
Sixth Supplemental Indenture dated as of February 7, 2012 among the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012.

4.13
Seventh Supplemental Indenture dated as of March 22, 2013 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.8 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-191968) filed on October 29, 2013.

4.14
Eighth Supplemental Indenture dated as of October 16, 2013 between the Company, the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1.9 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-191968) filed on October 29, 2013.

4.15
Amendment and Restatement Agreement dated July 18, 2014 among L Brands, Inc., a Delaware corporation, L (Overseas) Holdings LP, an Alberta limited partnership, Canadian Retail Holdings Corporation, a Nova Scotia company, Victoria’s Secret UK Limited, a company organized under the laws of England and Wales, and Mast Industries (Far East) Limited, a Hong Kong corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (the “Administrative Agent”), in respect of the Amended and Restated Five-Year Revolving Credit Agreement dated as of July 15, 2011 among the Company, the lenders from time to time party thereto and the Administrative Agent.

4.16
Ninth Supplemental Indenture dated as of January 30, 2015 among the Registrant, the New Guarantors, The Bank of New York Mellon Trust Company, as Trustee, and the Old Guarantors to the Base Indenture dated  as of March 15, 1988, as amended, relating to the 7.000% Senior Notes due 2020, the 6.625% Senior Notes due 2021, the 5.625% Senior Notes due 2022 and the 5.625% Senior Notes due 2023.

4.17
Second Supplemental Indenture dated as of January 30, 2015 among the Registrant , the New Guarantors, The Bank of New York Mellon Trust Company, as Trustee and the Old Guarantors to the Base Indenture dated as of June 19, 2009, as amended, relating to the 8.50% Senior Notes due 2019.

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

10.13	The Company's 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.**

10.14	The Company's Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.15	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.16
Employment Agreement dated as of November 24, 2006 among the Company, Victoria’s Secret Direct, LLC, and Sharen Jester Turney incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.**

10.17	Employment Agreement effective as of April 9, 2007 among the Company and Stuart Burgdoerfer incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 11, 2007.**

10.18
The Company's 1993 Stock Option and Performance Incentive Plan (2009 Restatement) incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-110465) dated September 10, 2009.**

10.19
Employment Agreement dated as of December 31, 2007 among the Company, beautyAvenues, LLC, and Charles C. McGuigan, as amended by Amendment to Agreement dated December 1, 2008 and Form of Employment Agreement Amendment effective as of March 15, 2012 incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.20
The Company's 2011 Stock Option and Performance Incentive Plan originally incorporated by reference to Appendix A to the Company's Proxy Statement dated April 11, 2011 and Amended and Restated dated July 21, 2011 incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.21
Employment Agreement dated as of November 30, 2012 among the Company and Sharen Jester Turney incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 27, 2012.**

10.22
Employment Agreement dated as of March 15, 2013 among the Company, Bath & Body Works Brand Management, Inc. and Nicholas P. M. Coe incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.**

10.23
Form of Sixth Amended and Restated Master Aircraft Time Sharing Agreement incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.**

12.	Computation of Ratio of Earnings to Fixed Charges.

14.	Code of Ethics—incorporated by reference to the definitive Proxy Statement to be filed on or about April 10, 2015.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).
________________

**	Identifies management contracts or compensatory plans or arrangements.

(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 20, 2015

L BRANDS, INC. (Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President, Chief Financial Officer *

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 31, 2015:

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

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Attorney-in-fact

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

L BRANDS, INC.
(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

10.23	Sixth Amended and Restated Master Aircraft Time Sharing Agreement.

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document