Form 10-Q
period 2015-05-02
L Brands, Inc.
filed 2015-06-05
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 29, 2015
291,964,478

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2015” and “first quarter of 2014” refer to the thirteen week periods ending May 2, 2015 and May 3, 2014, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2015	2014
Net Sales	$2,512	$2,391
Costs of Goods Sold, Buying and Occupancy	(1,456)	(1,409)
Gross Profit	1,056	982
General, Administrative and Store Operating Expenses	(684)	(646)
Operating Income	372	336
Interest Expense	(80)	(84)
Other Income	77	3
Income Before Income Taxes	369	255
Provision for Income Taxes	119	98
Net Income	$250	$157
Net Income Per Basic Share	$0.86	$0.54
Net Income Per Diluted Share	$0.84	$0.53
Dividends Per Share	$2.50	$1.34

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2015	2014
Net Income	$250	$157
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	17	6
Foreign Currency Translation	(10)	(2)
Unrealized Loss on Cash Flow Hedges	(10)	(8)
Total Other Comprehensive Income (Loss), Net of Tax	(3)	(4)
Total Comprehensive Income	$247	$153

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	May 2, 2015	January 31, 2015	May 3, 2014
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$649	$1,681	$912
Marketable Securities	50	—	—
Accounts Receivable, Net	239	252	216
Inventories	1,139	1,036	1,219
Deferred Income Taxes	33	33	28
Other	208	230	210
Total Current Assets	2,318	3,232	2,585
Property and Equipment, Net	2,306	2,277	2,075
Goodwill	1,318	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411	411
Other Assets	285	306	274
Total Assets	$6,638	$7,544	$6,663
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$639	$613	$555
Accrued Expenses and Other	723	900	661
Current Portion of Long-term Debt	—	—	214
Income Taxes	29	166	85
Total Current Liabilities	1,391	1,679	1,515
Deferred Income Taxes	273	261	217
Long-term Debt	4,760	4,765	4,758
Other Long-term Liabilities	820	820	782
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 312, 310 and 309 shares issued; 292, 292 and 292 shares outstanding, respectively	156	155	155
Paid-in Capital	458	427	342
Accumulated Other Comprehensive Income	32	35	36
Retained Earnings (Accumulated Deficit)	(250)	233	(351)
Less: Treasury Stock, at Average Cost; 20, 18 and 17 shares, respectively	(1,003)	(832)	(791)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(607)	18	(609)
Noncontrolling Interest	1	1	—
Total Equity (Deficit)	(606)	19	(609)
Total Liabilities and Equity (Deficit)	$6,638	$7,544	$6,663

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2015	2014
Operating Activities:
Net Income	$250	$157
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	111	110
Amortization of Landlord Allowances	(10)	(10)
Deferred Income Taxes	11	6
Share-based Compensation Expense	26	22
Excess Tax Benefits from Share-based Compensation	(48)	(35)
Gain on Divestiture of Third-party Apparel Sourcing Business	(78)	—
Changes in Assets and Liabilities:
Accounts Receivable	13	28
Inventories	(100)	(54)
Accounts Payable, Accrued Expenses and Other	(276)	(206)
Income Taxes Payable	(89)	(106)
Other Assets and Liabilities	34	(1)
Net Cash Used for Operating Activities	(156)	(89)
Investing Activities:
Capital Expenditures	(132)	(150)
Proceeds from Divestiture of Third-party Apparel Sourcing Business	85	—
Purchase of Marketable Securities	(50)	—
Other Investing Activities	1	15
Net Cash Used for Investing Activities	(96)	(135)
Financing Activities:
Repurchase of Common Stock	(114)	(43)
Dividends Paid	(734)	(392)
Excess Tax Benefits from Share-based Compensation	48	35
Proceeds from Exercise of Stock Options and Other	19	17
Net Cash Used for Financing Activities	(781)	(383)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	—
Net Decrease in Cash and Cash Equivalents	(1,032)	(607)
Cash and Cash Equivalents, Beginning of Period	1,681	1,519
Cash and Cash Equivalents, End of Period	$649	$912

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada and the United Kingdom ("U.K."), which are primarily mall-based, and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	Victoria's Secret PINK

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2015” and “first quarter of 2014” refer to the thirteen week periods ending May 2, 2015 and May 3, 2014, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 2, 2015 and May 3, 2014 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2014 Annual Report on Form 10-K.
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

2. New Accounting Pronouncements
Revenue Recognition from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, subject to an additional one-year deferral as proposed by the FASB. Early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard, including the transition method, on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires companies to recognize debt issuance costs related to recognized debt liabilities in the balance sheet as a direct deduction from the carrying amount of those debt liabilities, consistent with debt discounts. This guidance will be effective beginning in fiscal 2016, and early adoption is permitted. This standard requires retrospective adoption. The Company is currently evaluating the impact of this standard on its Consolidated Balance Sheets.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2015 and 2014:

	First Quarter
	2015	2014
	(in millions)
Weighted-average Common Shares:
Issued Shares	311	308
Treasury Shares	(18)	(17)
Basic Shares	293	291
Effect of Dilutive Options and Restricted Stock	6	6
Diluted Shares	299	297
Anti-dilutive Options and Awards (a)	1	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the first quarter of 2015 and 2014:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2015	2014	2015	2014
	(in millions)	(in thousands)		(in millions)
February 2015 (a)	$250	1,884	NA	$171	NA	$90.48
November 2012 (b)	$250	NA	781	NA	$42	$48.42
 _______________

(a)	The February 2015 repurchase program had $79 million remaining as of May 2, 2015.

(b)	The November 2012 repurchase program had $91 million remaining at the time it was cancelled in conjunction with the approval of the February 2015 repurchase program.
In the first quarter of 2015, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program.
There were $57 million and $2 million of share repurchases reflected in Accounts Payable on the May 2, 2015 and May 3, 2014 Consolidated Balance Sheets, respectively. There were no share repurchases reflected in Accounts Payable as of January 31, 2015.
Subsequent to May 2, 2015, the Company repurchased an additional 0.5 million shares of common stock for $42 million under the February 2015 repurchase program.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during 2015 and 2014:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2015
First Quarter	$0.50	$2.00	$2.50	$734
2014
First Quarter	$0.34	$1.00	$1.34	$392

4. Inventories
The following table provides details of inventories as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015	January 31, 2015	May 3, 2014
	(in millions)
Finished Goods Merchandise	$1,044	$942	$1,138
Raw Materials and Merchandise Components	95	94	81
Total Inventories	$1,139	$1,036	$1,219
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net
The following table provides details of property and equipment, net as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015	January 31, 2015	May 3, 2014
	(in millions)
Property and Equipment, at Cost	$5,587	$5,480	$5,184
Accumulated Depreciation and Amortization	(3,281)	(3,203)	(3,109)
Property and Equipment, Net	$2,306	$2,277	$2,075
Depreciation expense was $111 million and $110 million for the first quarter of 2015 and 2014, respectively.

6. Equity Investments and Other
Third-party Apparel Sourcing Business
In the first quarter of 2015, the Company divested its remaining ownership interest in its third-party apparel sourcing business to Sycamore Partners. The Company received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). The gain is included in Other Income in the first quarter 2015 Consolidated Statement of Income and the cash proceeds are included in Proceeds from Divestiture of the Third-party Apparel Sourcing Business within the Investing Activities section of the 2015 Consolidated Statement of Cash Flows.
The Company continues to provide certain transition services related to logistics and technology. The terms of these agreements range from one to two years with the last agreement expiring in October 2016.
The Company's carrying value for this equity method investment was $8 million as of January 31, 2015 and $5 million as of May 3, 2014 and is included in Other Assets on the January 31, 2015 and May 3, 2014 Consolidated Balance Sheets. The Company's share of net income (loss) from this investment was included in Other Income on the first quarter 2014 Consolidated Statement of Income.
Easton Investments
The Company has land and other investments in Easton, a 1,300-acre planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments totaled $98 million as of May 2, 2015, $101 million as of January 31, 2015 and $99 million as of May 3, 2014 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
The Company has concluded EG is a variable interest entity; however, the Company is not the primary beneficiary as defined in Accounting Standards Codification ("ASC") Topic 810, Consolidation, and, therefore, accounts for its investment in EG using the equity method of accounting. The Company’s investment in EG totaled $33 million as of May 2, 2015, $34 million as of January 31, 2015 and $35 million as of May 3, 2014. The Company’s estimated maximum potential loss from its involvement with EG totaled $43 million as of May 2, 2015. This includes the Company’s equity investment of $33 million and the Company’s estimated maximum potential loss from its guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant.

7. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries.

For the first quarter of 2015, the Company’s effective tax rate was 32.2% compared to 38.5% in the first quarter of 2014. The first quarter 2015 rate was lower than the Company's combined statutory federal and state rates primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business.
As of May 2, 2015, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $188 million and $197 million for the first quarter of 2015 and 2014, respectively.

8. Long-term Debt
The following table provides the Company’s long-term debt balance as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015	January 31, 2015	May 3, 2014
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	500
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	498	501	493
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,398	$3,401	$3,393
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$713	$715	$716
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	—	—	214
Total Senior Unsecured Debt	$1,362	$1,364	$1,579
Total	$4,760	$4,765	$4,972
Current Portion of Long-term Debt	—	—	(214)
Total Long-term Debt, Net of Current Portion	$4,760	$4,765	$4,758
 ________________

(a)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $5 million as of May 2, 2015, $8 million as of January 31, 2015 and $2 million as of May 3, 2014.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $13 million as of May 2, 2015, $15 million as of January 31, 2015 and $17 million as of May 3, 2014.

(c)
The outstanding principal balance was $213 million as of May 3, 2014. The total balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of May 3, 2014.

Repayment of Notes
In November 2014, the Company repaid the remaining $213 million of its 5.25% Senior Unsecured Notes due November 2014 with cash on hand.
Revolving Facility
The Company maintains a secured revolving credit facility (“Revolving Facility”). The Revolving Facility has aggregate availability of $1 billion and expires July 18, 2019. The fees related to committed and unutilized amounts are 0.30% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding

U.S. dollar borrowings or British pound borrowings is London Interbank Offered Rate (“LIBOR”) plus 1.50% per annum. The interest rate on outstanding Canadian dollar borrowings is Canadian Dollar Offered Rate ("CDOR") plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of May 2, 2015, the Company was in compliance with both of its financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of May 2, 2015, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $19 million of outstanding letters of credit as of May 2, 2015 that reduce its remaining availability under the Revolving Facility.
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015	January 31, 2015	May 3, 2014
	(in millions)
Other Long-term Assets	$11	$21	$—
Other Long-term Liabilities	—	—	21
The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the first quarter 2015 and 2014:

		First Quarter
	Location	2015	2014
		(in millions)
Loss Recognized in Other Comprehensive Income	Other Comprehensive Income (Loss)	$(10)	$(8)
Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (a)	Other Income	17	6
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015	January 31, 2015	May 3, 2014
	(in millions)
Other Assets	$7	$12	$3

10. Fair Value Measurements
The following table provides a summary of the carrying value and estimated fair value of long-term debt as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015	January 31, 2015	May 3, 2014
	(in millions)
Carrying Value	$4,760	$4,765	$4,972
Estimated Fair Value (a)	5,371	5,305	5,509
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of May 2, 2015, January 31, 2015 and May 3, 2014:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of May 2, 2015
Assets:
Cash and Cash Equivalents	$649	$—	$—	$649
Marketable Securities	50	—	—	50
Interest Rate Designated Fair Value Hedges	—	7	—	7
Cross-currency Cash Flow Hedges	—	11	—	11
As of January 31, 2015
Assets:
Cash and Cash Equivalents	$1,681	$—	$—	$1,681
Interest Rate Designated Fair Value Hedges	—	12	—	12
Cross-currency Cash Flow Hedges	—	21	—	21
Liabilities:
Lease Guarantees	—	—	1	1
As of May 3, 2014
Assets:
Cash and Cash Equivalents	$912	$—	$—	$912
Interest Rate Designated Fair Value Hedges	—	3	—	3
Liabilities:
Cross-currency Cash Flow Hedges	—	21	—	21
Lease Guarantees	—	—	1	1

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. In March 2015, the Company invested in marketable securities which consist of U.S. Treasury Bills. These securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The marketable securities have an original maturity greater than 90 days but less than one year and are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Unrealized holding gains were not significant as of May 2, 2015.

The Company’s Level 2 fair value measurements use market approach valuation techniques. The primary inputs to these techniques include benchmark interest rates and foreign currency exchange rates, as applicable to the underlying instruments.
The Company’s Level 3 fair value measurements use income approach valuation techniques. The primary inputs to these techniques include the guaranteed lease payments, discount rates and the Company’s assessment of the risk of default on guaranteed leases.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the first quarter 2015 and 2014:

	First Quarter
	2015	2014
	(in millions)
Beginning Balance	$1	$1
Change in Estimated Fair Value Reported in Earnings	(1)	—
Ending Balance	$—	$1

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

11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for the first quarter 2015:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 31, 2015	$51	$(16)	$35
Other Comprehensive Income Before Reclassifications	(10)	(10)	(20)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	17	17
Current-period Other Comprehensive Income (Loss)	(10)	7	(3)
Balance as of May 2, 2015	$41	$(9)	$32
The following table provides the rollforward of accumulated other comprehensive income for the first quarter 2014:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2014	$30	$10	$40
Other Comprehensive Income Before Reclassifications	(2)	(8)	(10)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	6	6
Current-period Other Comprehensive Loss	(2)	(2)	(4)
Balance as of May 3, 2014	$28	$8	$36
The components of accumulated other comprehensive income above are presented net of tax as applicable.
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the first quarter 2015 and 2014:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Consolidated Statement of Income

	First Quarter
	2015	2014
	(in millions)
Cash Flow Hedges Loss	$17	$6	Other Income
	—	—	Provision for Income Taxes
	$17	$6	Net Income

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
In July 2009, a complaint was filed against the Company for patent infringement in the United States District Court for the Eastern District of Texas. In April 2015, the Company settled this case for a de minimis amount.
Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $21 million related to lease payments of Express, Limited Stores, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $9 million as of May 2, 2015, $11 million as of January 31, 2015 and $19 million as of May 3, 2014. The estimated fair value of these guarantee obligations was $400 thousand as of May 2, 2015 and $1 million as of January 31, 2015 and May 3, 2014, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of May 2, 2015, January 31, 2015 and May 3, 2014.
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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $17 million for the first quarter of 2015 and $16 million for the first quarter of 2014.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $7 million for the first quarter of 2015 and $6 million for the first quarter of 2014.

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
The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada. These businesses include the following:

•	Victoria's Secret Beauty and Accessories stores operated by partners under franchise, license and wholesale arrangements, which feature Victoria's Secret branded beauty and accessories products;

•	Victoria's Secret International stores, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise, license and wholesale arrangements; and

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in Canada, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores, which feature handbags, jewelry and other accessory products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the first quarter 2015 and 2014:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2015
First Quarter:
Net Sales	$1,684	$613	$92	$123	$2,512
Operating Income (Loss)	289	97	21	(35)	372
2014
First Quarter:
Net Sales	$1,604	$582	$71	$134	$2,391
Operating Income (Loss)	278	80	15	(37)	336
The Company's international sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international sales across all segments totaled $293 million and $295 million for the first quarter of 2015 and 2014, respectively.

15. Subsequent Event
Subsequent to May 2, 2015, the Company repurchased an additional 0.5 million shares of common stock for $42 million under the February 2015 repurchase program. For additional information, see Note 3, "Earnings Per Share and Shareholders' Equity (Deficit)."

16. Supplemental Guarantor Financial Information
The Company’s 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes and 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by certain of the Company’s 100% owned subsidiaries ("Guarantors"). The Company is a holding company, and its most significant assets are the stock of its subsidiaries. The Guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of May 2, 2015, January 31, 2015 and May 3, 2014 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended May 2, 2015 and May 3, 2014. In the fourth quarter 2014, the Company added a subsidiary to the Guarantors. Accordingly, the supplemental financial information has been recast for all periods presented.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	May 2, 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$401	$248	$—	$649
Marketable Securities	—	50	—	—	50
Accounts Receivable, Net	3	185	51	—	239
Inventories	—	1,016	123	—	1,139
Deferred Income Taxes	—	34	(1)	—	33
Other	—	122	86	—	208
Total Current Assets	3	1,808	507	—	2,318
Property and Equipment, Net	—	1,390	916	—	2,306
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,055	15,079	1,459	(20,593)	—
Other Assets	181	32	683	(611)	285
Total Assets	$4,239	$20,038	$3,565	$(21,204)	$6,638
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$57	$285	$297	$—	$639
Accrued Expenses and Other	63	402	258	—	723
Income Taxes	—	16	13	—	29
Total Current Liabilities	120	703	568	—	1,391
Deferred Income Taxes	(3)	(22)	298	—	273
Long-term Debt	4,760	597	—	(597)	4,760
Other Long-term Liabilities	—	595	239	(14)	820
Total Equity (Deficit)	(638)	18,165	2,460	(20,593)	(606)
Total Liabilities and Equity (Deficit)	$4,239	$20,038	$3,565	$(21,204)	$6,638

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)

	January 31, 2015
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

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	May 3, 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$748	$164	$—	$912
Accounts Receivable, Net	2	150	64	—	216
Inventories	—	1,058	161	—	1,219
Deferred Income Taxes	—	44	(16)	—	28
Other	—	123	87	—	210
Total Current Assets	2	2,123	460	—	2,585
Property and Equipment, Net	—	1,212	863	—	2,075
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,207	14,976	1,175	(20,358)	—
Other Assets	182	19	684	(611)	274
Total Assets	$4,391	$20,059	$3,182	$(20,969)	$6,663
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3	$291	$261	$—	$555
Accrued Expenses and Other	63	359	239	—	661
Current Portion of Long-term Debt	214	—	—	—	214
Income Taxes	—	23	62	—	85
Total Current Liabilities	280	673	562	—	1,515
Deferred Income Taxes	(4)	(19)	240	—	217
Long-term Debt	4,758	597	—	(597)	4,758
Other Long-term Liabilities	2	583	212	(15)	782
Total Equity (Deficit)	(645)	18,225	2,168	(20,357)	(609)
Total Liabilities and Equity (Deficit)	$4,391	$20,059	$3,182	$(20,969)	$6,663

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	First Quarter 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,369	$816	$(673)	$2,512
Costs of Goods Sold, Buying and Occupancy	—	(1,424)	(616)	584	(1,456)
Gross Profit	—	945	200	(89)	1,056
General, Administrative and Store Operating Expenses	(4)	(616)	(96)	32	(684)
Operating Income (Loss)	(4)	329	104	(57)	372
Interest Expense	(80)	(8)	(2)	10	(80)
Other Income	—	4	73	—	77
Income (Loss) Before Income Taxes	(84)	325	175	(47)	369
Provision for Income Taxes	—	78	41	—	119
Equity in Earnings (Loss), Net of Tax	334	225	124	(683)	—
Net Income (Loss)	$250	$472	$258	$(730)	$250

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$250	$472	$258	$(730)	$250
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	17	—	17
Foreign Currency Translation	—	—	(10)	—	(10)
Unrealized Loss on Cash Flow Hedges	—	—	(10)	—	(10)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(3)	—	(3)
Total Comprehensive Income (Loss)	$250	$472	$255	$(730)	$247

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	First Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,231	$784	$(624)	$2,391
Costs of Goods Sold, Buying and Occupancy	—	(1,359)	(647)	597	(1,409)
Gross Profit	—	872	137	(27)	982
General, Administrative and Store Operating Expenses	(3)	(568)	(103)	28	(646)
Operating Income (Loss)	(3)	304	34	1	336
Interest Expense	(84)	(7)	(2)	9	(84)
Other Income	—	—	3	—	3
Income (Loss) Before Income Taxes	(87)	297	35	10	255
Provision for Income Taxes	(1)	62	37	—	98
Equity in Earnings (Loss), Net of Tax	243	179	169	(591)	—
Net Income (Loss)	$157	$414	$167	$(581)	$157

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$157	$414	$167	$(581)	$157
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	6	—	6
Foreign Currency Translation	—	—	(2)	—	(2)
Unrealized Loss on Cash Flow Hedges	—	—	(8)	—	(8)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(4)	—	(4)
Total Comprehensive Income (Loss)	$157	$414	$163	$(581)	$153

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Used for Operating Activities	$(42)	$(46)	$(68)	$—	$(156)
Investing Activities:
Capital Expenditures	—	(82)	(50)	—	(132)
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	1	84	—	85
Purchase of Marketable Securities	—	(50)	—	—	(50)
Other Investing Activities	—	—	1	—	1
Net Cash Provided by (Used for) Investing Activities	—	(131)	35	—	(96)
Financing Activities:
Repurchase of Common Stock	(114)	—	—	—	(114)
Dividends Paid	(734)	—	—	—	(734)
Excess Tax Benefits from Share-based Compensation	—	42	6	—	48
Net Financing Activities and Advances to/from Consolidated Affiliates	871	(926)	55	—	—
Proceeds from Exercise of Stock Options and Other	19	—	—	—	19
Net Cash Provided by (Used for) Financing Activities	42	(884)	61	—	(781)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,061)	29	—	(1,032)
Cash and Cash Equivalents, Beginning of Period	—	1,462	219	—	1,681
Cash and Cash Equivalents, End of Period	$—	$401	$248	$—	$649

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(108)	$(10)	$29	$—	$(89)
Investing Activities:
Capital Expenditures	—	(92)	(58)	—	(150)
Other Investing Activities	—	—	15	—	15
Net Cash Used for Investing Activities	—	(92)	(43)	—	(135)
Financing Activities:
Repurchase of Common Stock	(43)	—	—	—	(43)
Dividends Paid	(392)	—	—	—	(392)
Excess Tax Benefits from Share-based Compensation	—	30	5	—	35
Net Financing Activities and Advances to/from Consolidated Affiliates	526	(533)	7	—	—
Proceeds from Exercise of Stock Options and Other	17	—	—	—	17
Net Cash Provided by (Used for) Financing Activities	108	(503)	12	—	(383)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—
Net Decrease in Cash and Cash Equivalents	—	(605)	(2)	—	(607)
Cash and Cash Equivalents, Beginning of Period	—	1,353	166	—	1,519
Cash and Cash Equivalents, End of Period	$—	$748	$164	$—	$912

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheets of L Brands, Inc. and subsidiaries as of May 2, 2015 and May 3, 2014, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen week periods ended May 2, 2015 and May 3, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of L Brands, Inc. and subsidiaries as of January 31, 2015, and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 20, 2015. In our opinion, the accompanying consolidated balance sheet of L Brands, Inc. and subsidiaries as of January 31, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Columbus, Ohio
June 5, 2015

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

We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K.

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
Executive Overview
In the first quarter of 2015, our operating income increased $36 million, or 11%, to $372 million, and our operating income rate increased to 14.8% from 14.1%. Net sales increased $121 million to $2.512 billion, and comparable store sales increased 5%. At Victoria's Secret, net sales increased 5%, and operating income increased 4%. At Bath & Body Works, net sales increased 5%, and operating income increased 22%. At Victoria's Secret and Bath & Body Works International, net sales increased 29%, and operating income increased 38%. For additional information related to our first quarter 2015 financial performance, see “Results of Operations.”
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to manage our business carefully and focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments, marketing and store and digital experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this environment. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well positioned.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements which present net income and earnings per share in 2015 on an adjusted basis which removes certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	First Quarter
	2015	2014
	(in millions)
Detail of Special Items included in Other Income - Income (Expense)
Gain on Divestiture of Third-Party Apparel Sourcing Business (a)	$78	$—
Total Special Items included in Other Income	$78	$—

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax effect of Special Items included in Other Income	$(9)	$—
Total Special Items included in Provision for Income Taxes	$(9)	$—

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$250	$157
Special Items included in Net Income	(69)	—
Adjusted Net Income	$181	$157

Reconciliation of Reported Earnings Per Share to Adjusted Earnings Per Share
Reported Earnings Per Share	$0.84	$0.53
Special Items included in Earnings Per Share	(0.23)	—
Adjusted Earnings Per Share	$0.61	$0.53
_______________

(a)
In the first quarter of 2015, we divested our remaining ownership interest in our third-party apparel sourcing business. We received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). For additional information see Note 6, "Equity Investments and Other" included in Item 1. Financial Statements.

Company-Owned Store Data
The following table compares the first quarter of 2015 store data to the first quarter of 2014:

	First Quarter
	2015	2014	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$194	$187	4%
Bath & Body Works U.S.	142	136	4%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,177	$1,126	4%
Bath & Body Works U.S.	334	320	4%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,075	6,017	1%
Bath & Body Works U.S.	2,361	2,362	—%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,707	6,408	5%
Bath & Body Works U.S.	3,681	3,668	—%

The following table compares first quarter of 2015 company-owned store data to the first quarter of 2014:

	First Quarter
Number of Stores	2015	2014
Victoria’s Secret U.S.
Beginning of Period	1,098	1,060
Opened	7	7
Closed	(1)	(2)
End of Period	1,104	1,065
Victoria’s Secret Canada
Beginning of Period	41	34
Opened	1	1
Closed	—	—
End of Period	42	35
Bath & Body Works U.S.
Beginning of Period	1,558	1,559
Opened	3	1
Closed	(2)	(7)
End of Period	1,559	1,553
Bath & Body Works Canada
Beginning of Period	88	79
Opened	1	3
Closed	—	(1)
End of Period	89	81
Victoria’s Secret U.K.
Beginning of Period	10	5
Opened	—	2
Closed	—	—
End of Period	10	7
La Senza
Beginning of Period	145	157
Opened	—	—
Closed	(12)	(4)
End of Period	133	153
Henri Bendel
Beginning of Period	29	29
Opened	—	—
Closed	—	—
End of Period	29	29
Total
Beginning of Period	2,969	2,923
Opened	12	14
Closed	(15)	(14)
End of Period	2,966	2,923

Noncompany-Owned Store Data
The following table compares the first quarter of 2015 noncompany-owned store data to the first quarter of 2014:

	First Quarter
Number of Stores	2015	2014
Victoria’s Secret Beauty & Accessories
Beginning of Period	290	198
Opened	15	13
Closed	(1)	(2)
End of Period	304	209
Victoria's Secret
Beginning of Period	14	4
Opened	1	2
Closed	—	—
End of Period	15	6
Bath & Body Works
Beginning of Period	80	55
Opened	13	4
Closed	(2)	—
End of Period	91	59
La Senza
Beginning of Period	266	331
Opened	—	—
Closed	(8)	(3)
End of Period	258	328
Total
Beginning of Period	650	588
Opened	29	19
Closed	(11)	(5)
End of Period	668	602

Results of Operations
First Quarter of 2015 Compared to First Quarter of 2014
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the first quarter of 2015 in comparison to the first quarter of 2014:

			Operating Income Rate
	2015	2014	2015	2014
First Quarter	(in millions)
Victoria’s Secret	$289	$278	17.1%	17.3%
Bath & Body Works	97	80	15.8%	13.7%
Victoria’s Secret and Bath & Body Works International	21	15	23.5%	21.9%
Other (a)	(35)	(37)	(28.8)%	(27.7)%
Total Operating Income	$372	$336	14.8%	14.1%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the first quarter of 2015, operating income increased $36 million, or 11%, to $372 million, and the operating income rate increased to 14.8% from 14.1%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the first quarter of 2015 in comparison to the first quarter of 2014:

	2015	2014	% Change
First Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,346	$1,246	8%
Victoria’s Secret Direct	338	358	(6)%
Total Victoria’s Secret	1,684	1,604	5%
Bath & Body Works Stores (a)	554	530	5%
Bath & Body Works Direct	59	52	15%
Total Bath & Body Works	613	582	5%
Victoria’s Secret and Bath & Body Works International (b)	92	71	29%
Other (c)	123	134	(8)%
Total Net Sales	$2,512	$2,391	5%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the first quarter of 2015 to the first quarter of 2014:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
First Quarter	(in millions)
2014 Net Sales	$1,604	$582	$71	$134	$2,391
Comparable Store Sales	60	20	2	1	83
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	46	7	6	(4)	55
Foreign Currency Translation	(6)	(3)	(2)	(6)	(17)
Direct Channels	(20)	7	—	2	(11)
International Wholesale, Royalty and Other	—	—	15	(4)	11
2015 Net Sales	$1,684	$613	$92	$123	$2,512

The following table compares the first quarter of 2015 comparable store sales to the first quarter of 2014:

First Quarter	2015	2014
Victoria’s Secret Stores (a) (b)	5%	2%
Bath & Body Works (a) (b)	4%	2%
Total Comparable Store Sales (b) (c)	5%	2%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

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

(c)	Includes Victoria's Secret U.S., Victoria’s Secret Canada, Bath & Body Works U.S., Bath & Body Works Canada, Victoria's Secret U.K., La Senza and Henri Bendel.

The results by segment are as follows:
Victoria's Secret
For the first quarter of 2015, net sales increased $80 million to $1.684 billion, and comparable store sales increased 5%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 8% due to increases in PINK, core lingerie and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution. These results were partially offset by a decrease in beauty driven by the exit of the make-up category.

•
At Victoria's Secret Direct, net sales decreased 6% due to the decrease in non go-forward apparel partially offset by increases in PINK, core lingerie, go-forward apparel and sport. We are shifting our focus to the core categories of the brand including lingerie, PINK and beauty. As a result, net sales in the non go-forward apparel category have declined as we reduce style counts and related inventory.

The increase in comparable store sales was driven by higher average dollar sales.
Bath & Body Works
For the first quarter of 2015, net sales increased $31 million to $613 million, and comparable store sales increased 4%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including Signature Collection, home fragrance and soaps and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2015, net sales increased $21 million to $92 million primarily related to company-owned Victoria's Secret stores in the U.K. opened subsequent to the first quarter of 2014 and additional stores opened by our partners.
Other
For the first quarter of 2015, net sales decreased $11 million to $123 million primarily related to a decrease in net sales at La Senza.
Gross Profit
For the first quarter of 2015, our gross profit increased $74 million to $1,056 million, and our gross profit rate (expressed as a percentage of net sales) increased to 42.0% from 41.1%, primarily driven by the following:
Victoria's Secret
For the first quarter of 2015, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales and less promotional activity. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and investments in real estate.

•
At Victoria's Secret Direct, gross profit decreased due to higher buying and occupancy expenses driven by investments in our customer shopping experience. The gross profit decrease was also due to lower merchandise margin dollars driven by decreases in net sales in non go-forward apparel.

The gross profit rate increase was driven by an increase in the merchandise margin rate due to decreased promotional activity and increased sales in our core categories, partially offset by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense at Victoria's Secret Direct mentioned above.
Bath & Body Works
For the first quarter of 2015, the gross profit increase was primarily driven by:

•
At Bath & Body Works Stores, gross profit increased primarily due to higher merchandise margin dollars related to the increase in net sales and less promotional activity. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and investments in real estate.

•	At Bath & Body Works Direct, gross profit increased primarily due to higher merchandise margin dollars as a result of the increase in net sales.
The gross profit rate increase was driven primarily by an increase in the merchandise margin rate due to decreased promotional activity.

Victoria's Secret and Bath & Body Works International
For the first quarter of 2015, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by the opening of new stores, higher net sales and investments in real estate.
The gross profit rate decrease was driven by a decrease in the merchandise margin rate due to the negative impacts of foreign currency. The decrease in the merchandise margin rate was partially offset by a decrease in the buying and occupancy expense rate.
General, Administrative and Store Operating Expenses
For the first quarter of 2015, our general, administrative and store operating expenses increased $38 million to $684 million primarily driven by an increase in store selling expenses related to higher sales volumes and investments in store selling to improve the customer experience.
The general, administrative and store operating expense rate increased to 27.2% from 27.0% primarily due to deleverage associated with investments in store selling to improve the customer experience.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2015 and 2014:

First Quarter	2015	2014
Average daily borrowings (in millions)	$4,750	$4,963
Average borrowing rate (in percentages)	6.59%	6.65%
For the first quarter of 2015, our interest expense decreased $4 million to $80 million primarily due to a decrease in the average borrowings driven by the maturity of our 5.25% Senior Unsecured Notes due November 2014 as well as a decrease in the average borrowing rate.
Other Income
For the first quarter of 2015, our other income increased $74 million to $77 million primarily driven by a pre-tax gain of $78 million due to the divestiture of our remaining ownership interest in the third-party apparel sourcing business to Sycamore Partners.
Provision for Income Taxes
For the first quarter of 2015, our effective tax rate was 32.2% compared to 38.5% in the first quarter of 2014. The first quarter 2015 rate was lower than the Company's combined statutory federal and state rates primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2015, we have paid $734 million in regular and special dividends and repurchased $171 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $246 million as of May 2, 2015. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.

The following table provides our long-term debt balance as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015	January 31, 2015	May 3, 2014
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	500
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	498	501	493
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,398	$3,401	$3,393
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$713	$715	$716
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	—	—	214
Total Senior Unsecured Debt	$1,362	$1,364	$1,579
Total	$4,760	$4,765	$4,972
Current Portion of Long-term Debt	—	—	(214)
Total Long-term Debt	$4,760	$4,765	$4,758
 _______________

(a)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $5 million as of May 2, 2015, $8 million as of January 31, 2015 and $2 million as of May 3, 2014.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $13 million as of May 2, 2015, $15 million as of January 31, 2015 and $17 million as of May 3, 2014.

(c)	The outstanding principal balance was $213 million as of May 3, 2014. The total balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million.
Repayment of Notes
In November 2014, we repaid the remaining $213 million of our 5.25% Senior Unsecured Notes due November 2014 with cash on hand.
Revolving Facility
We maintain a secured revolving credit facility (“Revolving Facility”). The Revolving Facility has aggregate availability of $1 billion and expires July 18, 2019. The fees related to committed and unutilized amounts are 0.30% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings or British pound borrowings is LIBOR plus 1.50% per annum. The interest rate on outstanding Canadian dollar borrowings is CDOR plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of May 2, 2015, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of May 2, 2015, there were no borrowings outstanding under the Revolving Facility.

Letters of Credit
The Revolving Facility supports our letter of credit program. We had $19 million of outstanding letters of credit as of May 2, 2015 that reduce our remaining availability under our Revolving Facility.
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
In the past, we entered into interest rate swap arrangements on the 2014 and 2017 Notes. In 2012, we terminated these interest rate designated fair value hedges. Both the carrying values of these Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the respective maturity date of the Notes.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015	January 31, 2015	May 3, 2014
	(in millions)
Cash Provided by (Used for) Operating Activities (a)	$(156)	$1,786	$(89)
Capital Expenditures (a)	132	715	150
Working Capital	927	1,553	1,070
Capitalization:
Long-term Debt	4,760	4,765	4,758
Shareholders’ Equity (Deficit)	(607)	18	(609)
Total Capitalization	$4,153	$4,783	$4,149
Remaining Amounts Available Under Credit Agreements (b)	$981	$981	$992
 _______________

(a)	The January 31, 2015 amounts represent a twelve-month period and the May 2, 2015 and May 3, 2014 amounts represent three-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $19 million as of May 2, 2015 and January 31, 2015 and $8 million as of May 3, 2014.

Credit Ratings
The following table provides our credit ratings as of May 2, 2015:

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

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for the first quarter of 2015 and 2014:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2015	2014	2015	2014
	(in millions)	(in thousands)		(in millions)
February 2015 (a)	$250	1,884	NA	$171	NA	$90.48
November 2012 (b)	$250	NA	781	NA	$42	$48.42
 _______________

(a)	The February 2015 repurchase program had $79 million remaining as of May 2, 2015.

(b)	The November 2012 repurchase program had $91 million remaining at the time it was cancelled in conjunction with the approval of the February 2015 repurchase program.
In the first quarter of 2015, our Board of Directors approved a new $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program.
There were $57 million and $2 million of share repurchases reflected in Accounts Payable on the May 2, 2015 and May 3, 2014 Consolidated Balance Sheets, respectively. There were no share repurchases reflected in Accounts Payable as of January 31, 2015.
Subsequent to May 2, 2015, we repurchased an additional 0.5 million shares of common stock for $42 million under the February 2015 repurchase program.
The timing and amount of any repurchases will be made at our discretion taking into account a number of factors including market conditions.
We use cash flow generated from operating activities and financing activities to fund our share repurchase programs.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during 2015 and 2014:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2015
First Quarter	$0.50	$2.00	$2.50	$734
2014
First Quarter	$0.34	$1.00	$1.34	$392
Our Board of Directors will determine future dividends and share repurchase authorizations after giving consideration to the Company's levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating activities to fund our ordinary dividends and a combination of cash flow generated from operating activities and financing activities to fund our special dividends and share repurchases.
Cash Flow
The following table provides a summary of our cash flow activity for the first quarter 2015 and 2014:

	First Quarter
	2015	2014
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,681	$1,519
Net Cash Flows Used for Operating Activities	(156)	(89)
Net Cash Flows Used for Investing Activities	(96)	(135)
Net Cash Flows Used for Financing Activities	(781)	(383)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	1	—
Net Decrease in Cash and Cash Equivalents	(1,032)	(607)
Cash and Cash Equivalents, End of Period	$649	$912

Operating Activities
Net cash used for operating activities in 2015 was $156 million, including net income of $250 million. Net income included depreciation and amortization of $111 million, gain on divestiture of the third-party apparel sourcing business of $78 million, share-based compensation expense of $26 million and excess tax benefits from share-based compensation of $48 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Accounts Payable, Accrued Expenses and Other, Inventories and Income Taxes Payable.
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
Investing Activities
Net cash used for investing activities in 2015 was $96 million consisting primarily of capital expenditures of $132 million and purchases of marketable securities of $50 million partially offset by proceeds from the divestiture of the third-party apparel sourcing business of $85 million. The capital expenditures included $87 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2014 was $135 million consisting primarily of capital expenditures of $150 million. The capital expenditures included $102 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2015 was $781 million consisting primarily of quarterly and special dividend payments aggregating to $2.50 per share, or $734 million, and repurchases of common stock of $114 million, partially offset by excess tax benefits from share-based compensation of $48 million and proceeds from the exercise of stock options of $19 million.
Net cash used by financing activities in 2014 was $383 million consisting primarily of quarterly and special dividend payments aggregating to $1.34 per share, or $392 million, and repurchases of common stock of $43 million, partially offset by excess tax benefits from share-based compensation of $35 million and proceeds from the exercise of stock options of $17 million.
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $21 million related to lease payments of Express, Limited Stores, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $9 million as of May 2, 2015, $11 million as of January 31, 2015 and $19 million as of May 3, 2014. The estimated fair value of these guarantee obligations was $400 thousand as of May 2, 2015 and $1 million as of January 31, 2015 and May 3, 2014, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We have no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of May 2, 2015, January 31, 2015 and May 3, 2014.
In connection with our investment in EG, we, along with an unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. Our estimated maximum potential loss from our involvement with EG totaled $43 million as of May 2, 2015, which includes our equity investment of $33 million and our estimated maximum potential loss from our guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant. We expect EG to obtain permanent financing, prior to maturity of the construction loan, following completion of construction of the commercial shopping center. For additional information, see Note 6, "Equity Investments and Other" and Note 12, "Commitments and Contingencies" included in Item 1. Financial Statements.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 31, 2015. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2017, subject to an additional one-year deferral as proposed by the FASB. Early adoption is not permitted. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating the impact of this standard, including the transition method, on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires companies to recognize debt issuance costs related to recognized debt liabilities in the balance sheet as a direct deduction from the carrying amount of those debt liabilities, consistent with debt discounts. This guidance will be effective beginning in fiscal 2016, and early adoption is permitted. This standard requires retrospective adoption. We are currently evaluating the impact of this standard on its Consolidated Balance Sheets.

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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2014 Annual Report on Form 10-K.

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
Foreign Exchange Rate Risk
We have operations in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. To mitigate the translation risk to our earnings and the fair value of our Canadian operations associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The remaining swap arrangements mature in January 2016 and January 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk to our Canadian net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate. For additional information, see Note 9, "Derivative Instruments" included in Item 1. Financial Statements.
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
All of our long-term debt as of May 2, 2015 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of May 2, 2015, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2017 Notes and $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of May 2, 2015, management believes that the carrying values of cash and cash equivalents, marketable securities, receivables and payables approximate fair value because of the short maturity of these financial instruments.

The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of May 2, 2015, January 31, 2015 and May 3, 2014:

	May 2, 2015	January 31, 2015	May 3, 2014
	(in millions)
Long-term Debt:
Carrying Value	$4,760	$4,765	$4,972
Fair Value, Estimated (a)	5,371	5,305	5,509
Cross-currency Swap Arrangements (b)	(11)	(21)	21
Fixed-to-Floating Interest Rate Swap Arrangements (b)	(7)	(12)	(3)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Swap arrangements are in an (asset) liability position.
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
Changes in internal control over financial reporting. In March 2015, we implemented new real estate and store design systems (including financial systems). Various processes and controls were modified due to the new systems. Additionally, we implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe the system and process changes will enhance internal control over financial reporting in future periods. There were no other changes in our internal control over financial reporting that occurred in the first quarter 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2009, a complaint was filed against our Company for patent infringement in the United States District Court for the Eastern District of Texas. In April 2015, we settled this case for a de minimis amount.

Item 1A.	RISK FACTORS

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2014 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2014 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2015	106	$92.45	85	$242,162
March 2015	867	93.64	186	225,106
April 2015	1,628	90.30	1,613	79,501
Total	2,601		1,884
  _______________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 3, "Earnings Per Share and Shareholders' Equity (Deficit)" included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

4.1
First Amendment dated as of April 21, 2015 among L Brands, Inc. (the "Company"), a Delaware corporation, L (Overseas) Holding LP, an Alberta limited partnership, Canadian Retail Holdings Corporation, a Nova Scotia company, Victoria's Secret UK Limited, a company organized under the laws of England and Wales, and Mast Industries (Far East) Limited, a Hong Kong corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (the "Administrative Agent"), in respect of the Amended and Restated Five-Year Revolving Credit Agreement dated as of July 18, 2014 among the Company, the lenders from time to time party thereto and the Administrative Agent.

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
Date: June 5, 2015

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.