Form 10-Q
period 2015-08-01
L Brands, Inc.
filed 2015-09-04
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 28, 2015
290,378,683 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2015” and “second quarter of 2014” refer to the thirteen week periods ending August 1, 2015 and August 2, 2014, respectively. “Year-to-date 2015” and “year-to-date 2014” refer to the twenty-six week periods ending August 1, 2015 and August 2, 2014, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
Net Sales	$2,765	$2,675	$5,277	$5,066
Costs of Goods Sold, Buying and Occupancy	(1,651)	(1,631)	(3,107)	(3,040)
Gross Profit	1,114	1,044	2,170	2,026
General, Administrative and Store Operating Expenses	(711)	(668)	(1,395)	(1,314)
Operating Income	403	376	775	712
Interest Expense	(78)	(82)	(158)	(166)
Other Income (Loss)	(2)	2	76	5
Income Before Income Taxes	323	296	693	551
Provision for Income Taxes	121	108	240	206
Net Income	$202	$188	$453	$345
Net Income Per Basic Share	$0.69	$0.65	$1.55	$1.18
Net Income Per Diluted Share	$0.68	$0.63	$1.52	$1.16
Dividends Per Share	$0.50	$0.34	$3.00	$1.68

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
Net Income	$202	$188	$453	$345
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	(27)	2	(10)	8
Foreign Currency Translation	22	(1)	12	(3)
Unrealized Gain (Loss) on Cash Flow Hedges	14	(5)	4	(13)
Total Other Comprehensive Income (Loss), Net of Tax	9	(4)	6	(8)
Total Comprehensive Income	$211	$184	$459	$337

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	August 1, 2015	January 31, 2015	August 2, 2014
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$780	$1,681	$1,147
Marketable Securities	50	—	—
Accounts Receivable, Net	257	252	233
Inventories	1,106	1,036	1,075
Deferred Income Taxes	35	33	27
Other	270	230	217
Total Current Assets	2,498	3,232	2,699
Property and Equipment, Net	2,275	2,277	2,164
Goodwill	1,318	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411	411
Other Assets	302	306	278
Total Assets	$6,804	$7,544	$6,870
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$725	$613	$622
Accrued Expenses and Other	840	900	743
Current Portion of Long-term Debt	—	—	214
Income Taxes	5	166	1
Total Current Liabilities	1,570	1,679	1,580
Deferred Income Taxes	273	261	229
Long-term Debt	4,759	4,765	4,758
Other Long-term Liabilities	849	820	806
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 312, 310 and 309 shares issued; 291, 292 and 292 shares outstanding, respectively	156	155	155
Paid-in Capital	483	427	365
Accumulated Other Comprehensive Income	41	35	32
Retained Earnings (Accumulated Deficit)	(194)	233	(263)
Less: Treasury Stock, at Average Cost; 21, 18 and 17 shares, respectively	(1,134)	(832)	(793)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(648)	18	(504)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(647)	19	(503)
Total Liabilities and Equity (Deficit)	$6,804	$7,544	$6,870

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2015	2014
Operating Activities:
Net Income	$453	$345
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	224	219
Amortization of Landlord Allowances	(20)	(20)
Deferred Income Taxes	7	19
Share-based Compensation Expense	50	45
Excess Tax Benefits from Share-based Compensation	(61)	(37)
Gain on Divestiture of Third-party Apparel Sourcing Business	(78)	—
Loss on Sale of Assets	3	—
Changes in Assets and Liabilities:
Accounts Receivable	(6)	11
Inventories	(71)	91
Accounts Payable, Accrued Expenses and Other	(36)	(62)
Income Taxes Payable	(151)	(187)
Other Assets and Liabilities	61	22
Net Cash Provided by Operating Activities	375	446
Investing Activities:
Capital Expenditures	(358)	(349)
Proceeds from Sale of Assets	135	—
Proceeds from Divestiture of Third-party Apparel Sourcing Business	85	—
Purchase of Marketable Securities	(50)	—
Other Investing Activities	1	15
Net Cash Used for Investing Activities	(187)	(334)
Financing Activities:
Borrowings from Revolving Facility	—	5
Repayments on Revolving Facility	—	(5)
Repurchase of Common Stock	(295)	(48)
Dividends Paid	(880)	(491)
Excess Tax Benefits from Share-based Compensation	61	37
Proceeds from Exercise of Stock Options and Other	23	22
Financing Costs	—	(5)
Net Cash Used for Financing Activities	(1,091)	(485)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	1
Net Decrease in Cash and Cash Equivalents	(901)	(372)
Cash and Cash Equivalents, Beginning of Period	1,681	1,519
Cash and Cash Equivalents, End of Period	$780	$1,147

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2015” and “second quarter of 2014” refer to the thirteen week periods ending August 1, 2015 and August 2, 2014, respectively. "Year-to-date 2015" and "year-to-date 2014" refer to the twenty-six week periods ending August 1, 2015 and August 2, 2014.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 1, 2015 and August 2, 2014 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2014 Annual Report on Form 10-K.
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

2. New Accounting Pronouncements
Revenue Recognition from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018, with early adoption as of fiscal 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating the impact of this standard, including the transition method, on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires companies to recognize debt issuance costs related to recognized debt liabilities in the balance sheet as a direct deduction from the carrying amount of those debt liabilities, consistent with debt discounts. This guidance will be effective beginning in fiscal 2016, and early adoption is permitted. This standard requires retrospective adoption. The Company is finalizing its evaluation of this ASU, including timing of adoption, but expects to record a decrease to Other Assets and Long-term Debt of approximately $35 million upon adoption.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date 2015 and 2014:

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
	(in millions)
Weighted-average Common Shares:
Issued Shares	312	309	312	309
Treasury Shares	(21)	(17)	(20)	(17)
Basic Shares	291	292	292	292
Effect of Dilutive Options and Restricted Stock	6	5	6	5
Diluted Shares	297	297	298	297
Anti-dilutive Options and Awards (a)	1	1	1	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2015 and 2014:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2015	2014	2015	2014
	(in millions)	(in thousands)		(in millions)
June 2015	$250	624	NA	$52	NA	$83.75
February 2015	$250	2,788	NA	$250	NA	$89.45
November 2012	$250	NA	826	NA	$45	$48.52
In June 2015, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $0.6 million remaining under the February 2015 repurchase program.
In February 2015, the Company's Board of Directors approved a $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program.
The June 2015 repurchase program had $198 million remaining as of August 1, 2015. Subsequent to August 1, 2015, the Company repurchased an additional 0.7 million shares of common stock for $61 million under this program.
There were $7 million of share repurchases reflected in Accounts Payable on the August 1, 2015 Consolidated Balance Sheet. There were no share repurchases reflected in Accounts Payable as of January 31, 2015 and August 2, 2014.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2015 and 2014:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2015
Second Quarter	$0.50	$—	$0.50	$146
First Quarter	0.50	2.00	2.50	734
2015 Total	$1.00	$2.00	$3.00	$880
2014
Second Quarter	$0.34	$—	$0.34	$99
First Quarter	0.34	1.00	1.34	392
2014 Total	$0.68	$1.00	$1.68	$491

4. Inventories
The following table provides details of inventories as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015	January 31, 2015	August 2, 2014
	(in millions)
Finished Goods Merchandise	$963	$942	$967
Raw Materials and Merchandise Components	143	94	108
Total Inventories	$1,106	$1,036	$1,075
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net
The following table provides details of property and equipment, net as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015	January 31, 2015	August 2, 2014
	(in millions)
Property and Equipment, at Cost	$5,565	$5,480	$5,304
Accumulated Depreciation and Amortization	(3,290)	(3,203)	(3,140)
Property and Equipment, Net	$2,275	$2,277	$2,164
Depreciation expense was $113 million and $109 million for the second quarter of 2015 and 2014, respectively. Depreciation expense was $224 million and $219 million for year-to-date 2015 and 2014, respectively.
In July 2015, the Company completed sale and leaseback transactions under noncancellable operating leases of certain assets with a carrying value of $118 million. The proceeds of $118 million from the sale of these assets are included in Proceeds from Sale of Assets within the Investing Activities section of the 2015 Consolidated Statement of Cash Flows. For additional information, see Note 12, "Commitments and Contingencies."
Subsequent to August 1, 2015, the Company completed a sale and leaseback transaction under a noncancellable operating lease of an additional asset with a carrying value of $41 million. The proceeds from the sale of $42 million will be recognized in the third quarter of 2015. For additional information, see Note 12, "Commitments and Contingencies."

6. Equity Investments and Other
Third-party Apparel Sourcing Business
In the first quarter of 2015, the Company divested its remaining ownership interest in its third-party apparel sourcing business to Sycamore Partners. The Company received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). The gain is included in Other Income (Loss) in the year-to-date 2015 Consolidated Statement of Income and the cash proceeds are included in Proceeds from Divestiture of the Third-party Apparel Sourcing Business within the Investing Activities section of the 2015 Consolidated Statement of Cash Flows.
The Company's carrying value for this equity method investment, $8 million as of January 31, 2015 and $5 million as of August 2, 2014, is included in Other Assets on the January 31, 2015 and August 2, 2014 Consolidated Balance Sheets. The Company's share of net income (loss) from this investment was included in Other Income (Loss) on the second quarter and year-to-date 2014 Consolidated Statements of Income.
Easton Investments
The Company has land and other investments in Easton, a 1,300-acre planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments totaled $94 million as of August 1, 2015, $101 million as of January 31, 2015 and $100 million as of August 2, 2014 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
In July 2015, ETC entered into an interest rate swap with cash settlement due in February 2017. The Company provided a guarantee of payment to the counterparty for amounts owed by ETC, if any, upon settlement if ETC is unable to pay. The Company’s estimated maximum potential loss from this guarantee is $63 million, which was determined primarily based upon estimated fluctuations in future interest rates. The estimated fair value of this guarantee obligation is primarily impacted by the Company's assessment of ETC's ability to pay in addition to estimated fluctuations in future interest rates. The estimated fair value of this guarantee obligation is not significant as of August 1, 2015.
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
The Company has concluded EG is a variable interest entity; however, the Company is not the primary beneficiary as defined in Accounting Standards Codification ("ASC") Topic 810, Consolidation, and, therefore, accounts for its investment in EG using the equity method of accounting. The Company’s investment in EG totaled $32 million as of August 1, 2015, $34 million as of January 31, 2015 and $35 million as of August 2, 2014. The Company’s estimated maximum potential loss from its involvement with EG totaled $42 million as of August 1, 2015. This includes the Company’s equity investment of $32 million and the Company’s estimated maximum potential loss from its guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant as of August 1, 2015.

7. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries.
For the second quarter of 2015, the Company’s effective tax rate was 37.4% compared to 36.4% in the second quarter of 2014. The second quarter 2015 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state rate. The second quarter 2014 rate was lower than the Company’s combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
For year-to-date 2015, the Company’s effective tax rate was 34.6% compared to 37.4% year-to-date of 2014. The year-to-date 2015 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business. The year-to-date 2014 rate was lower than the Company’s combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
As of August 1, 2015, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $182 million and $172 million for the second quarter of 2015 and 2014, respectively. Income taxes paid were approximately $370 million and $369 million for year-to-date 2015 and 2014, respectively.

8. Long-term Debt
The following table provides the Company’s long-term debt balance as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015	January 31, 2015	August 2, 2014
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	500
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	499	501	494
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,399	$3,401	$3,394
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$711	$715	$715
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	—	—	214
Total Senior Unsecured Debt	$1,360	$1,364	$1,578
Total	$4,759	$4,765	$4,972
Current Portion of Long-term Debt	—	—	(214)
Total Long-term Debt, Net of Current Portion	$4,759	$4,765	$4,758
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $5 million as of August 1, 2015, $8 million as of January 31, 2015 and $2 million as of August 2, 2014.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $11 million as of August 1, 2015, $15 million as of January 31, 2015 and $16 million as of August 2, 2014.

(c)
The outstanding principal balance was $213 million as of August 2, 2014. The total balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of August 2, 2014.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of August 1, 2015, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of August 1, 2015, there were no borrowings outstanding under the Revolving Facility.

Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $19 million of outstanding letters of credit as of August 1, 2015 that reduce its remaining availability under the Revolving Facility.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 9, “Derivative Instruments.”

9. Derivative Instruments
Foreign Exchange Risk
The Company has entered into cross-currency swaps related to approximately CAD$270 million of intercompany loans. These swaps mature in January 2016 and January 2018 at the same time as the related loans and are designated as cash flow hedges of foreign currency exchange risk. The swaps mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company's Canadian operations. The swaps require the periodic exchange of fixed-rate Canadian dollar interest payments for fixed-rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015	January 31, 2015	August 2, 2014
	(in millions)
Other Long-term Assets	$25	$21	$—
Other Long-term Liabilities	—	—	26
The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the second quarter and year-to-date 2015 and 2014:

		Second Quarter		Year-to-Date
	Location	2015	2014	2015	2014
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income	Other Comprehensive Income (Loss)	$14	$(5)	$4	$(13)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (Loss) (a)	Other Income (Loss)	(27)	2	(10)	8
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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015	January 31, 2015	August 2, 2014
	(in millions)
Other Assets	$7	$12	$3

10. Fair Value Measurements
The following table provides a summary of the carrying value and estimated fair value of long-term debt as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015	January 31, 2015	August 2, 2014
	(in millions)
Carrying Value	$4,759	$4,765	$4,972
Estimated Fair Value (a)	5,233	5,305	5,443
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of August 1, 2015, January 31, 2015 and August 2, 2014:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of August 1, 2015
Assets:
Cash and Cash Equivalents	$780	$—	$—	$780
Marketable Securities	50	—	—	50
Interest Rate Designated Fair Value Hedges	—	7	—	7
Cross-currency Cash Flow Hedges	—	25	—	25
As of January 31, 2015
Assets:
Cash and Cash Equivalents	$1,681	$—	$—	$1,681
Interest Rate Designated Fair Value Hedges	—	12	—	12
Cross-currency Cash Flow Hedges	—	21	—	21
Liabilities:
Lease Guarantees	—	—	1	1
As of August 2, 2014
Assets:
Cash and Cash Equivalents	$1,147	$—	$—	$1,147
Interest Rate Designated Fair Value Hedges	—	3	—	3
Liabilities:
Cross-currency Cash Flow Hedges	—	26	—	26
Lease Guarantees	—	—	1	1

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
The marketable securities have an original maturity greater than 90 days but less than one year and are classified as available-for-sale. Available-for-sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Unrealized holding gains were not significant as of August 1, 2015.

The Company’s Level 2 fair value measurements use market approach valuation techniques. The primary inputs to these techniques include benchmark interest rates and foreign currency exchange rates, as applicable to the underlying instruments.
The Company’s Level 3 fair value measurements use income approach valuation techniques. The primary inputs to these techniques include the guaranteed lease payments, residual values, discount rates, as well as the Company’s assessment of the risk of default on guaranteed leases and the assessment of the risk of decline in residual value on the residual value guarantees.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the second quarter and year-to-date 2015 and 2014:

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
	(in millions)
Beginning Balance	$—	$1	$1	$1
Change in Estimated Fair Value Reported in Earnings	—	—	(1)	—
Ending Balance	$—	$1	$—	$1

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

11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2015:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 31, 2015	$51	$(16)	$35
Other Comprehensive Income Before Reclassifications	12	4	16
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(10)	(10)
Current-period Other Comprehensive Income (Loss)	12	(6)	6
Balance as of August 1, 2015	$63	$(22)	$41
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2014:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2014	$30	$10	$40
Other Comprehensive Income Before Reclassifications	(3)	(13)	(16)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	8	8
Current-period Other Comprehensive Loss	(3)	(5)	(8)
Balance as of August 2, 2014	$27	$5	$32
The components of accumulated other comprehensive income above are presented net of tax as applicable.
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the second quarter and year-to-date 2015 and 2014:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Location on Consolidated Statement of Income

	Second Quarter		Year-to-Date
	2015	2014	2015	2014
	(in millions)
Cash Flow Hedges (Gain) Loss	$(27)	$2	$(10)	$8	Other Income (Loss)
	—	—	—	—	Provision for Income Taxes
	$(27)	$2	$(10)	$8	Net Income

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
Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $18 million related to lease payments of Express, Limited Stores, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $7 million as of August 1, 2015, $11 million as of January 31, 2015 and $16 million as of August 2, 2014. The estimated fair value of these guarantee obligations was $300 thousand as of August 1, 2015 and $1 million as of January 31, 2015 and August 2, 2014, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of August 1, 2015, January 31, 2015 and August 2, 2014.
In connection with the Company's investment in ETC, the Company provided a guarantee of payment to an interest rate swap counterparty for amounts owed by ETC, if any, upon settlement in February 2017. The estimated fair value of this guarantee obligation is not significant as of August 1, 2015. For additional information, see Note 6, "Equity Investments and Other."
In connection with the Company's investment in EG, an entity that owns and is developing a commercial shopping center in the Easton community, the Company, along with an unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. The estimated fair value of these guarantee obligations is not significant as of August 1, 2015. For additional information, see Note 6, "Equity Investments and Other."
In 2015, in connection with the sale and leaseback under noncancellable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $66 million. The estimated fair value of these guarantee obligations is not significant as of August 1, 2015.
Subsequent to August 1, 2015, the Company completed a sale and leaseback transaction of an additional asset under a non-cancellable operating lease. The Company provided a residual value guarantee of $29 million to the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The fair value, if any, of the guarantee will be recognized in the third quarter of 2015.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $14 million for the second quarter of 2015 and 2014. Total expense recognized related to the qualified plan was $31 million for year-to-date 2015 and $30 million for year-to-date 2014.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for the second quarter of 2015 and 2014. Total expense recognized related to the non-qualified plan was $13 million for year-to-date 2015 and $12 million for year-to-date 2014.

14. Segment Information
The Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International.
The Victoria’s Secret segment sells women’s intimate and other apparel and personal care and beauty products under the Victoria’s Secret and PINK brand names. Victoria’s Secret merchandise is sold through retail stores located in the U.S. and Canada and its website, www.VictoriasSecret.com.
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
The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada. These businesses include the following:

•	Victoria's Secret Beauty and Accessories stores operated by partners under franchise, license and wholesale arrangements, which feature Victoria's Secret branded beauty and accessories products;

•	Victoria's Secret International stores, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise, license and wholesale arrangements; and

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in Canada, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores, which feature handbags, jewelry and other accessory products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for the second quarter and year-to-date 2015 and 2014:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2015
Second Quarter:
Net Sales	$1,806	$748	$89	$122	$2,765
Operating Income (Loss)	298	138	20	(53)	403
Year-to-Date:
Net Sales	$3,490	$1,361	$181	$245	$5,277
Operating Income (Loss)	587	235	41	(88)	775
2014
Second Quarter:
Net Sales	$1,745	$704	$80	$146	$2,675
Operating Income (Loss)	293	115	17	(49)	376
Year-to-Date:
Net Sales	$3,349	$1,286	$151	$280	$5,066
Operating Income (Loss)	571	195	32	(86)	712
The Company's international sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international sales across all segments totaled $313 million and $339 million for the second quarter of 2015 and 2014, respectively. The Company’s international sales across all segments totaled $606 million and $634 million for year-to-date 2015 and 2014, respectively.

15. Subsequent Events
Subsequent to August 1, 2015, the Company repurchased an additional 0.7 million shares of common stock for $61 million under the June 2015 repurchase program. For additional information, see Note 3, "Earnings Per Share and Shareholders' Equity (Deficit)."
Subsequent to August 1, 2015, the Company completed a sale and leaseback transaction of a certain asset under a non-cancellable operating lease. For additional information, see Note 5, "Property and Equipment, Net" and Note 12, "Commitments and Contingencies."

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of August 1, 2015, January 31, 2015 and August 2, 2014 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended August 1, 2015 and August 2, 2014. In the fourth quarter 2014, the Company added a subsidiary to the Guarantors. Accordingly, the supplemental financial information has been recast for all periods presented.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	August 1, 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$453	$327	$—	$780
Marketable Securities	—	50	—	—	50
Accounts Receivable, Net	1	201	55	—	257
Inventories	—	980	126	—	1,106
Deferred Income Taxes	—	37	(2)	—	35
Other	1	141	128	—	270
Total Current Assets	2	1,862	634	—	2,498
Property and Equipment, Net	—	1,485	790	—	2,275
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	3,979	15,589	1,642	(21,210)	—
Other Assets	179	40	695	(612)	302
Total Assets	$4,160	$20,705	$3,761	$(21,822)	$6,804
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$7	$385	$333	$—	$725
Accrued Expenses and Other	85	500	255	—	840
Income Taxes	—	—	5	—	5
Total Current Liabilities	92	885	593	—	1,570
Deferred Income Taxes	(3)	(26)	302	—	273
Long-term Debt	4,759	597	—	(597)	4,759
Other Long-term Liabilities	—	619	243	(13)	849
Total Equity (Deficit)	(688)	18,630	2,623	(21,212)	(647)
Total Liabilities and Equity (Deficit)	$4,160	$20,705	$3,761	$(21,822)	$6,804

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

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	August 2, 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$920	$227	$—	$1,147
Accounts Receivable, Net	1	175	57	—	233
Inventories	—	947	128	—	1,075
Deferred Income Taxes	—	43	(16)	—	27
Other	—	131	86	—	217
Total Current Assets	1	2,216	482	—	2,699
Property and Equipment, Net	—	1,295	869	—	2,164
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,337	15,123	1,158	(20,618)	—
Other Assets	184	21	685	(612)	278
Total Assets	$4,522	$20,384	$3,194	$(21,230)	$6,870
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$361	$261	$—	$622
Accrued Expenses and Other	88	413	242	—	743
Current Portion of Long-term Debt	214	—	—	—	214
Income Taxes	—	(12)	13	—	1
Total Current Liabilities	302	762	516	—	1,580
Deferred Income Taxes	(4)	(18)	251	—	229
Long-term Debt	4,758	597	—	(597)	4,758
Other Long-term Liabilities	1	586	233	(14)	806
Total Equity (Deficit)	(535)	18,457	2,194	(20,619)	(503)
Total Liabilities and Equity (Deficit)	$4,522	$20,384	$3,194	$(21,230)	$6,870

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,588	$814	$(637)	$2,765
Costs of Goods Sold, Buying and Occupancy	—	(1,607)	(705)	661	(1,651)
Gross Profit	—	981	109	24	1,114
General, Administrative and Store Operating Expenses	(2)	(629)	(106)	26	(711)
Operating Income (Loss)	(2)	352	3	50	403
Interest Expense	(78)	(4)	(3)	7	(78)
Other Income	—	—	(2)	—	(2)
Income (Loss) Before Income Taxes	(80)	348	(2)	57	323
Provision for Income Taxes	—	90	31	—	121
Equity in Earnings (Loss), Net of Tax	282	154	130	(566)	—
Net Income (Loss)	$202	$412	$97	$(509)	$202

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$202	$412	$97	$(509)	$202
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(27)	—	(27)
Foreign Currency Translation	—	—	22	—	22
Unrealized Loss on Cash Flow Hedges	—	—	14	—	14
Total Other Comprehensive Income (Loss), Net of Tax	—	—	9	—	9
Total Comprehensive Income (Loss)	$202	$412	$106	$(509)	$211

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,479	$773	$(577)	$2,675
Costs of Goods Sold, Buying and Occupancy	—	(1,549)	(630)	548	(1,631)
Gross Profit	—	930	143	(29)	1,044
General, Administrative and Store Operating Expenses	(1)	(593)	(104)	30	(668)
Operating Income (Loss)	(1)	337	39	1	376
Interest Expense	(82)	(8)	(2)	10	(82)
Other Income	—	—	2	—	2
Income (Loss) Before Income Taxes	(83)	329	39	11	296
Provision for Income Taxes	—	56	52	—	108
Equity in Earnings (Loss), Net of Tax	271	79	81	(431)	—
Net Income (Loss)	$188	$352	$68	$(420)	$188

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$188	$352	$68	$(420)	$188
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	2	—	2
Foreign Currency Translation	—	—	(1)	—	(1)
Unrealized Loss on Cash Flow Hedges	—	—	(5)	—	(5)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(4)	—	(4)
Total Comprehensive Income (Loss)	$188	$352	$64	$(420)	$184

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$4,957	$1,630	$(1,310)	$5,277
Costs of Goods Sold, Buying and Occupancy	—	(3,031)	(1,321)	1,245	(3,107)
Gross Profit	—	1,926	309	(65)	2,170
General, Administrative and Store Operating Expenses	(6)	(1,245)	(202)	58	(1,395)
Operating Income (Loss)	(6)	681	107	(7)	775
Interest Expense	(158)	(12)	(5)	17	(158)
Other Income	—	4	72	—	76
Income (Loss) Before Income Taxes	(164)	673	174	10	693
Provision for Income Taxes	—	168	72	—	240
Equity in Earnings (Loss), Net of Tax	617	379	253	(1,249)	—
Net Income (Loss)	$453	$884	$355	$(1,239)	$453

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$453	$884	$355	$(1,239)	$453
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(10)	—	(10)
Foreign Currency Translation	—	—	12	—	12
Unrealized Loss on Cash Flow Hedges	—	—	4	—	4
Total Other Comprehensive Income (Loss), Net of Tax	—	—	6	—	6
Total Comprehensive Income (Loss)	$453	$884	$361	$(1,239)	$459

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$4,710	$1,557	$(1,201)	$5,066
Costs of Goods Sold, Buying and Occupancy	—	(2,908)	(1,277)	1,145	(3,040)
Gross Profit	—	1,802	280	(56)	2,026
General, Administrative and Store Operating Expenses	(4)	(1,161)	(207)	58	(1,314)
Operating Income (Loss)	(4)	641	73	2	712
Interest Expense	(166)	(15)	(4)	19	(166)
Other Income	—	—	5	—	5
Income (Loss) Before Income Taxes	(170)	626	74	21	551
Provision for Income Taxes	(1)	118	89	—	206
Equity in Earnings (Loss), Net of Tax	514	258	250	(1,022)	—
Net Income (Loss)	$345	$766	$235	$(1,001)	$345

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$345	$766	$235	$(1,001)	$345
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	8	—	8
Foreign Currency Translation	—	—	(3)	—	(3)
Unrealized Loss on Cash Flow Hedges	—	—	(13)	—	(13)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(8)	—	(8)
Total Comprehensive Income (Loss)	345	766	227	(1,001)	337

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(147)	$481	$41	$—	$375
Investing Activities:
Capital Expenditures	—	(254)	(104)	—	(358)
Proceeds from the Sale of Assets	—	—	135	—	135
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	1	84	—	85
Purchase of Marketable Securities	—	(50)	—	—	(50)
Other Investing Activities	—	—	1	—	1
Net Cash Provided by (Used for) Investing Activities	—	(303)	116	—	(187)
Financing Activities:
Repurchase of Common Stock	(295)	—	—	—	(295)
Dividends Paid	(880)	—	—	—	(880)
Excess Tax Benefits from Share-based Compensation	—	53	8	—	61
Net Financing Activities and Advances to/from Consolidated Affiliates	1,299	(1,240)	(59)	—	—
Proceeds from Exercise of Stock Options and Other	23	—	—	—	23
Net Cash Provided by (Used for) Financing Activities	147	(1,187)	(51)	—	(1,091)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,009)	108	—	(901)
Cash and Cash Equivalents, Beginning of Period	—	1,462	219	—	1,681
Cash and Cash Equivalents, End of Period	$—	$453	$327	$—	$780

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(172)	$514	$104	$—	$446
Investing Activities:
Capital Expenditures	—	(248)	(101)	—	(349)
Other Investing Activities	—	—	15	—	15
Net Cash Used for Investing Activities	—	(248)	(86)	—	(334)
Financing Activities:
Borrowings from Revolving Facility	—	—	5	—	5
Repayments on Revolving Facility	—	—	(5)	—	(5)
Repurchase of Common Stock	(48)	—	—	—	(48)
Dividends Paid	(491)	—	—	—	(491)
Excess Tax Benefits from Share-based Compensation	—	31	6	—	37
Net Financing Activities and Advances to/from Consolidated Affiliates	694	(730)	36	—	—
Proceeds from Exercise of Stock Options and Other	22	—	—	—	22
Financing Costs	(5)	—	—	—	(5)
Net Cash Provided by (Used for) Financing Activities	172	(699)	42	—	(485)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(433)	61	—	(372)
Cash and Cash Equivalents, Beginning of Period	—	1,353	166	—	1,519
Cash and Cash Equivalents, End of Period	$—	$920	$227	$—	$1,147

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheets of L Brands, Inc. and subsidiaries as of August 1, 2015 and August 2, 2014, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen and twenty-six week periods ended August 1, 2015 and August 2, 2014. These financial statements are the responsibility of the Company’s management.

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
September 4, 2015

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
Executive Overview
In the second quarter of 2015, our operating income increased $27 million, or 7%, to $403 million, and our operating income rate increased to 14.6% from 14.1%. Net sales increased $90 million to $2.765 billion, and comparable store sales increased 4%. At Victoria's Secret, net sales increased 3%, and operating income increased 2%. At Bath & Body Works, net sales increased 6%, and operating income increased 20%. At Victoria's Secret and Bath & Body Works International, net sales increased 12%, and operating income increased 19%. For additional information related to our second quarter 2015 financial performance, see “Results of Operations.”
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to manage our business carefully and focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments, marketing and store and digital experiences to our customers. We will look for, and capitalize on, those opportunities available to us in this environment. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well-positioned.

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

	Year-to-Date
	2015	2014
	(in millions)
Detail of Special Items included in Other Income - Income (Expense)
Gain on Divestiture of Third-Party Apparel Sourcing Business (a)	$78	$—
Total Special Items included in Other Income	$78	$—

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax effect of Special Items included in Other Income	$(9)	$—
Total Special Items included in Provision for Income Taxes	$(9)	$—

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$453	$345
Special Items included in Net Income	(69)	—
Adjusted Net Income	$384	$345

Reconciliation of Reported Earnings Per Share to Adjusted Earnings Per Share
Reported Earnings Per Share	$1.52	$1.16
Special Items included in Earnings Per Share	(0.23)	—
Adjusted Earnings Per Share	$1.29	$1.16
_______________

(a)
In the first quarter of 2015, we divested our remaining ownership interest in our third-party apparel sourcing business. We received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). For additional information see Note 6, "Equity Investments and Other" included in Item 1. Financial Statements.

Company-Owned Store Data
The following table compares the second quarter of 2015 company-owned store data to the second quarter of 2014 and year-to-date 2015 store data to year-to-date 2014:

	Second Quarter			Year-to-Date
	2015	2014	% Change	2015	2014	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$205	$202	1%	$398	$389	2%
Bath & Body Works U.S.	171	163	5%	313	298	5%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,246	$1,216	2%	$2,425	$2,340	4%
Bath & Body Works U.S.	404	385	5%	738	704	5%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,107	6,021	1%
Bath & Body Works U.S.	2,362	2,357	—%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,749	6,473	4%
Bath & Body Works U.S.	3,697	3,665	1%

The following table compares second quarter of 2015 company-owned store data to the second quarter of 2014 and year-to-date 2015 store data to year-to-date 2014:

	Second Quarter		Year-to-Date
Number of Stores	2015	2014	2015	2014
Victoria’s Secret U.S.
Beginning of Period	1,104	1,065	1,098	1,060
Opened	4	11	11	18
Closed	(3)	(1)	(4)	(3)
End of Period	1,105	1,075	1,105	1,075
Victoria’s Secret Canada
Beginning of Period	42	35	41	34
Opened	1	3	2	4
Closed	—	—	—	—
End of Period	43	38	43	38
Bath & Body Works U.S.
Beginning of Period	1,559	1,553	1,558	1,559
Opened	7	3	10	4
Closed	(1)	(1)	(3)	(8)
End of Period	1,565	1,555	1,565	1,555
Bath & Body Works Canada
Beginning of Period	89	81	88	79
Opened	2	4	3	7
Closed	—	—	—	(1)
End of Period	91	85	91	85
Victoria’s Secret U.K.
Beginning of Period	10	7	10	5
Opened	—	—	—	2
Closed	—	—	—	—
End of Period	10	7	10	7
La Senza
Beginning of Period	133	153	145	157
Opened	—	—	—	—
Closed	—	—	(12)	(4)
End of Period	133	153	133	153
Henri Bendel
Beginning of Period	29	29	29	29
Opened	—	—	—	—
Closed	—	—	—	—
End of Period	29	29	29	29
Total
Beginning of Period	2,966	2,923	2,969	2,923
Opened	14	21	26	35
Closed	(4)	(2)	(19)	(16)
End of Period	2,976	2,942	2,976	2,942

Noncompany-Owned Store Data
The following table compares the second quarter of 2015 noncompany-owned store data to the second quarter of 2014 and year-to-date 2015 store data to year-to-date 2014:

	Second Quarter		Year-to-Date
Number of Stores	2015	2014	2015	2014
Victoria’s Secret Beauty & Accessories
Beginning of Period	304	209	290	198
Opened	23	21	38	34
Closed	(2)	—	(3)	(2)
End of Period	325	230	325	230
Victoria's Secret
Beginning of Period	15	6	14	4
Opened	2	2	3	4
Closed	—	—	—	—
End of Period	17	8	17	8
Bath & Body Works
Beginning of Period	91	59	80	55
Opened	10	7	23	11
Closed	—	—	(2)	—
End of Period	101	66	101	66
La Senza
Beginning of Period	258	328	266	331
Opened	1	2	1	2
Closed	(26)	(23)	(34)	(26)
End of Period	233	307	233	307
Total
Beginning of Period	668	602	650	588
Opened	36	32	65	51
Closed	(28)	(23)	(39)	(28)
End of Period	676	611	676	611

Results of Operations
Second Quarter of 2015 Compared to Second Quarter of 2014
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the second quarter of 2015 in comparison to the second quarter of 2014:

			Operating Income Rate
	2015	2014	2015	2014
Second Quarter	(in millions)
Victoria’s Secret	$298	$293	16.5%	16.8%
Bath & Body Works	138	115	18.4%	16.3%
Victoria’s Secret and Bath & Body Works International	20	17	22.8%	21.3%
Other (a)	(53)	(49)	(43.0)%	(33.3)%
Total Operating Income	$403	$376	14.6%	14.1%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the second quarter of 2015, operating income increased $27 million, or 7%, to $403 million, and the operating income rate increased to 14.6% from 14.1%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the second quarter of 2015 in comparison to the second quarter of 2014:

	2015	2014	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,437	$1,363	5%
Victoria’s Secret Direct	369	382	(4)%
Total Victoria’s Secret	1,806	1,745	3%
Bath & Body Works Stores (a)	672	638	5%
Bath & Body Works Direct	76	66	15%
Total Bath & Body Works	748	704	6%
Victoria’s Secret and Bath & Body Works International (b)	89	80	12%
Other (c)	122	146	(16)%
Total Net Sales	$2,765	$2,675	3%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the second quarter of 2015 to the second quarter of 2014:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Second Quarter	(in millions)
2014 Net Sales	$1,745	$704	$80	$146	$2,675
Comparable Store Sales	33	31	2	1	67
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	49	8	6	(8)	55
Foreign Currency Translation	(8)	(5)	(3)	(9)	(25)
Direct Channels	(13)	10	—	2	(1)
International Wholesale, Royalty and Other	—	—	4	(10)	(6)
2015 Net Sales	$1,806	$748	$89	$122	$2,765

The following table compares the second quarter of 2015 comparable store sales to the second quarter of 2014:

Second Quarter	2015	2014
Victoria’s Secret Stores (a) (b)	3%	3%
Bath & Body Works (a) (b)	5%	3%
Total Comparable Store Sales (b) (c)	4%	3%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

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

The results by segment are as follows:
Victoria's Secret
For the second quarter of 2015, net sales increased $61 million to $1.806 billion, and comparable store sales increased 3%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 5% due to increases in PINK and core lingerie, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution. These results were partially offset by a decrease in beauty driven by the exit of the make-up category and swim driven by fashion misses.

•
At Victoria's Secret Direct, net sales decreased 4% due to the decrease in non go-forward apparel and swim driven by fashion misses. These results were partially offset by increases in core lingerie, PINK and go-forward apparel driven by a compelling merchandise assortment that incorporated newness, innovation and fashion.

The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions.
Bath & Body Works
For the second quarter of 2015, net sales increased $44 million to $748 million, and comparable store sales increased 5%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including Signature Collection, home fragrance and soaps and sanitizers, which all incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2015, net sales increased $9 million to $89 million primarily related to company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners.
Other
For the second quarter of 2015, net sales decreased $24 million to $122 million primarily related to a decrease in net sales at La Senza due to store closures and the negative impacts of foreign currency.
Gross Profit
For the second quarter of 2015, our gross profit increased $70 million to $1.114 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 40.3% from 39.0%, primarily driven by the following:
Victoria's Secret
For the second quarter of 2015, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by investments in store real estate.

•
At Victoria's Secret Direct, gross profit increased due to higher merchandise margin dollars primarily due to increases in net sales in the core categories of core lingerie, PINK and go-forward apparel. Buying and occupancy expenses decreased due to a decrease in catalogue costs.

The gross profit rate increase was driven by an increase in the merchandise margin rate at Victoria's Secret Direct due to increased sales in our core categories. The increase in the merchandise margin rate was partially offset by a decrease in the merchandise margin rate at Victoria's Secret Canada due to the negative impacts of foreign currency and an increase in the buying and occupancy expense rate at Victoria's Secret Stores due to deleverage associated with the increase in occupancy expense mentioned above.
Bath & Body Works
For the second quarter of 2015, the gross profit increase was primarily driven by:

•
At Bath & Body Works Stores, gross profit increased primarily due to higher merchandise margin dollars related to the increase in net sales and less promotional activity. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and investments in store real estate.

•
At Bath & Body Works Direct, gross profit increased primarily due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to higher fulfillment costs as a result of the increase in net sales.

The gross profit rate increase was driven primarily by an increase in the merchandise margin rate due to decreased promotional activity, partially offset by an increase in the buying and occupancy expense rate due to the increases mentioned above.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2015, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales primarily due to the opening of new stores.
The gross profit rate increase was driven primarily by buying and occupancy expense leverage in our company-owned stores in the U.K.
General, Administrative and Store Operating Expenses
For the second quarter of 2015, our general, administrative and store operating expenses increased $43 million to $711 million primarily driven by an increase in store selling expenses related to higher sales volumes and investments in store selling to improve the customer experience.
The general, administrative and store operating expense rate increased to 25.7% from 25.0% primarily due to deleverage associated with investments in store selling to improve the customer experience.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2015 and 2014:

Second Quarter	2015	2014
Average daily borrowings (in millions)	$4,750	$4,964
Average borrowing rate (in percentages)	6.62%	6.65%
For the second quarter of 2015, our interest expense decreased $4 million to $78 million primarily due to a decrease in the average borrowings driven by the maturity of our 5.25% Senior Unsecured Notes due November 2014 as well as a decrease in the average borrowing rate.
Other Income
For the second quarter of 2015, our other income decreased $4 million to expense of $2 million primarily driven by the negative impacts of foreign currency.
Provision for Income Taxes
For the second quarter of 2015, our effective tax rate was 37.4% compared to 36.4% in the second quarter of 2014. The second quarter 2015 rate was lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state rate. The second quarter of 2014 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
Year-to-Date 2015 Compared to Year-to-Date 2014
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2015 in comparison to year-to-date 2014:

			Operating Income Rate
	2015	2014	2015	2014
Year-to-Date	(in millions)
Victoria’s Secret	$587	$571	16.8%	17.0%
Bath & Body Works	235	195	17.2%	15.2%
Victoria’s Secret and Bath & Body Works International	41	32	23.1%	21.6%
Other (a)	(88)	(86)	(35.8)%	(30.6)%
Total Operating Income	$775	$712	14.7%	14.1%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For year-to-date 2015, operating income increased $63 million, or 9%, to $775 million, and the operating income rate increased to 14.7% from 14.1%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for year-to-date 2015 in comparison to year-to-date 2014:

	2015	2014	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$2,783	$2,609	7%
Victoria’s Secret Direct	707	740	(5)%
Total Victoria’s Secret	3,490	3,349	4%
Bath & Body Works Stores (a)	1,226	1,168	5%
Bath & Body Works Direct	135	118	15%
Total Bath & Body Works	1,361	1,286	6%
Victoria’s Secret and Bath & Body Works International (b)	181	151	20%
Other (c)	245	280	(13)%
Total Net Sales	$5,277	$5,066	4%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for year-to-date 2015 to year-to-date 2014:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2014 Net Sales	$3,349	$1,286	$151	$280	$5,066
Comparable Store Sales	93	52	4	2	151
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	95	15	12	(13)	109
Foreign Currency Translation	(14)	(9)	(5)	(15)	(43)
Direct Channels	(33)	17	—	4	(12)
International Wholesale, Royalty and Other	—	—	19	(13)	6
2015 Net Sales	$3,490	$1,361	$181	$245	$5,277

The following table compares year-to-date 2015 comparable store sales to year-to-date 2014:

Year-to-Date	2015	2014
Victoria’s Secret Stores (a) (b)	4%	3%
Bath & Body Works (a) (b)	5%	3%
Total Comparable Store Sales (b) (c)	4%	3%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

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

The results by segment are as follows:
Victoria's Secret
For year-to-date 2015, net sales increased $141 million to $3.490 billion, and comparable store sales increased 4%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 7% due to increases in PINK, core lingerie and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by a decrease in beauty driven by the exit of the make-up category and swim driven by fashion misses.

•
At Victoria's Secret Direct, net sales decreased 5% primarily due to the decrease in non go-forward apparel. These results were partially offset by increases in PINK, core lingerie, go-forward apparel and sport driven by a compelling merchandise assortment that incorporated newness, innovation and fashion.

The increase in comparable store sales was driven by higher average dollar sales.
Bath & Body Works
For year-to-date 2015, net sales increased $75 million to $1.361 billion, and comparable store sales increased 5%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including Signature Collection, home fragrance and soaps and sanitizers, which all incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For year-to-date 2015, net sales increased $30 million to $181 million primarily related to growth in our Victoria's Secret Beauty and Accessories concept, company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners.
Other
For year-to-date 2015, net sales decreased $35 million to $245 million primarily related to a decrease in net sales at La Senza due to store closures and the negative impacts of foreign currency.
Gross Profit
For year-to-date 2015, our gross profit increased $144 million to $2.170 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 41.1% from 40.0%, primarily driven by the following:
Victoria's Secret
For year-to-date 2015, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales and more full-priced selling. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and investments in store real estate.

•
At Victoria's Secret Direct, gross profit decreased due to higher buying and occupancy expenses driven by investments in our online customer shopping experience. The gross profit decrease was also due to lower merchandise margin dollars driven by decreases in net sales in non go-forward apparel.

The gross profit rate increase was driven by an increase in the merchandise margin rate due to increased sales in our core categories, partially offset by an increase in the buying and occupancy expense rate due to the expenses mentioned above.
Bath & Body Works
For year-to-date 2015, the gross profit increase was primarily driven by:

•
At Bath & Body Works Stores, gross profit increased primarily due to higher merchandise margin dollars related to the increase in net sales and less promotional activity. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and investments in store real estate.

•
At Bath & Body Works Direct, gross profit increased primarily due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to higher fulfillment costs as a result of the increase in net sales.

The gross profit rate increase was driven primarily by an increase in the merchandise margin rate due to decreased promotional activity.

Victoria's Secret and Bath & Body Works International
For year-to-date 2015, gross profit increased due to higher merchandise margin dollars primarily as a result of the increase in net sales due to the opening of new stores.
The gross profit rate was flat to last year.
General, Administrative and Store Operating Expenses
For year-to-date 2015, our general, administrative and store operating expenses increased $81 million to $1.395 billion primarily driven by an increase in store selling expenses related to higher sales volumes and investments in store selling to improve the customer experience.
The general, administrative and store operating expense rate increased to 26.4% from 25.9% primarily due to deleverage associated with investments in store selling to improve the customer experience.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2015 and 2014:

Year-to-Date	2015	2014
Average daily borrowings (in millions)	$4,750	$4,964
Average borrowing rate (in percentages)	6.60%	6.65%
For year-to-date 2015, our interest expense decreased $8 million to $158 million primarily due to a decrease in the average borrowings driven by the maturity of our 5.25% Senior Unsecured Notes due November 2014 as well as a decrease in the average borrowing rate.
Other Income
For year-to-date 2015, our other income increased $71 million to $76 million primarily driven by a pre-tax gain of $78 million due to the divestiture of our remaining ownership interest in the third-party apparel sourcing business to Sycamore Partners.
Provision for Income Taxes
For year-to-date 2015, our effective tax rate was 34.6% compared to 37.4% year-to-date 2014. The year-to-date 2015 rate was lower than our combined estimated federal and state statutory rate primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business. The year-to-date 2014 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During year-to-date 2015, we have paid $880 million in regular and special dividends and repurchased $302 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $325 million as of August 1, 2015. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.

The following table provides our long-term debt balance as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015	January 31, 2015	August 2, 2014
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	$1,000	$1,000	$1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	500
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	499	501	494
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$3,399	$3,401	$3,394
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$711	$715	$715
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)(c)	—	—	214
Total Senior Unsecured Debt	$1,360	$1,364	$1,578
Total	$4,759	$4,765	$4,972
Current Portion of Long-term Debt	—	—	(214)
Total Long-term Debt	$4,759	$4,765	$4,758
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $5 million as of August 1, 2015, $8 million as of January 31, 2015 and $2 million as of August 2, 2014.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $11 million as of August 1, 2015, $15 million as of January 31, 2015 and $16 million as of August 2, 2014.

(c)
The outstanding principal balance was $213 million as of August 2, 2014. The total balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of August 2, 2014.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of August 1, 2015, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of August 1, 2015, there were no borrowings outstanding under the Revolving Facility.

Letters of Credit
The Revolving Facility supports our letter of credit program. We had $19 million of outstanding letters of credit as of August 1, 2015 that reduce our remaining availability under our Revolving Facility.
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
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015	January 31, 2015	August 2, 2014
	(in millions)
Cash Provided by Operating Activities (a)	$375	$1,786	$446
Capital Expenditures (a)	358	715	349
Working Capital	928	1,553	1,119
Capitalization:
Long-term Debt	4,759	4,765	4,758
Shareholders’ Equity (Deficit)	(648)	18	(504)
Total Capitalization	$4,111	$4,783	$4,254
Remaining Amounts Available Under Credit Agreements (b)	$981	$981	$992
 _______________

(a)	The January 31, 2015 amounts represent a twelve-month period, and the August 1, 2015 and August 2, 2014 amounts represent six-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $19 million as of August 1, 2015 and January 31, 2015 and $8 million as of August 2, 2014.

Credit Ratings
The following table provides our credit ratings as of August 1, 2015:

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

Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for year-to-date 2015 and 2014:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2015	2014	2015	2014
	(in millions)	(in thousands)		(in millions)
June 2015	$250	624	NA	$52	NA	$83.75
February 2015	$250	2,788	NA	$250	NA	$89.45
November 2012	$250	NA	826	NA	$45	$48.52
In June 2015, our Board of Directors approved a new $250 million share repurchase program, which included the $0.6 million remaining under the February 2015 repurchase program.
In February 2015, our Board of Directors approved a $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program.
The June 2015 repurchase program had $198 million remaining as of August 1, 2015. Subsequent to August 1, 2015, we repurchased an additional 0.7 million shares of common stock for $61 million under this program.
There were $7 million of share repurchases reflected in Accounts Payable on the August 1, 2015 Consolidated Balance Sheet. There were no share repurchases reflected in Accounts Payable as of January 31, 2015 and August 2, 2014.
The timing and amount of any repurchases will be made at our discretion taking into account a number of factors including market conditions.
We use cash flow generated from operating and financing activities to fund our share repurchase programs.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2015 and 2014:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2015
Second Quarter	$0.50	$—	$0.50	$146
First Quarter	0.50	2.00	2.50	734
2015 Total	$1.00	$2.00	$3.00	$880
2014
Second Quarter	$0.34	$—	$0.34	$99
First Quarter	0.34	1.00	1.34	392
2014 Total	$0.68	$1.00	$1.68	$491
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

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2015 and 2014:

	Year-to-Date
	2015	2014
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,681	$1,519
Net Cash Flows Provided by Operating Activities	375	446
Net Cash Flows Used for Investing Activities	(187)	(334)
Net Cash Flows Used for Financing Activities	(1,091)	(485)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	1
Net Decrease in Cash and Cash Equivalents	(901)	(372)
Cash and Cash Equivalents, End of Period	$780	$1,147
Operating Activities
Net cash provided by operating activities in 2015 was $375 million, including net income of $453 million. Net income included depreciation and amortization of $224 million, gain on divestiture of the third-party apparel sourcing business of $78 million, share-based compensation expense of $50 million and excess tax benefits from share-based compensation of $61 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Income Taxes Payable, Inventories, Other Assets and Liabilities and Accounts Payable, Accrued Expenses and Other.
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
Investing Activities
Net cash used for investing activities in 2015 was $187 million consisting primarily of capital expenditures of $358 million and purchases of marketable securities of $50 million, partially offset by proceeds from the sale of assets of $135 million and divestiture of the third-party apparel sourcing business for $85 million. The capital expenditures included $269 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2014 was $334 million consisting primarily of capital expenditures of $349 million. The capital expenditures included $272 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2015 was $1.091 billion consisting primarily of quarterly and special dividend payments aggregating to $3.00 per share, or $880 million, and repurchases of common stock of $295 million, partially offset by excess tax benefits from share-based compensation of $61 million and proceeds from the exercise of stock options of $23 million.
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
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $18 million related to lease payments of Express, Limited Stores, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $7 million as of August 1, 2015, $11 million as of January 31, 2015 and $16 million as of August 2,

2014. The estimated fair value of these guarantee obligations was $300 thousand as of August 1, 2015 and $1 million as of January 31, 2015 and August 2, 2014, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We have no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of August 1, 2015, January 31, 2015 and August 2, 2014.
In connection with our investment in ETC, in the second quarter of 2015, we provided a guarantee of payment to an interest rate swap counterparty for amounts owed by ETC, if any, upon settlement if ETC is unable to pay. Our estimated maximum potential loss from this guarantee is $63 million. The estimated fair value of this guarantee obligation is not significant as of August 1, 2015. For additional information, see Note 6, "Equity Investments and Other" and Note 12, "Commitments and Contingencies" included in Item 1. Financial Statements.
In connection with our investment in EG, we, along with an unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. Our estimated maximum potential loss from our involvement with EG totaled $42 million as of August 1, 2015, which includes our equity investment of $32 million and our estimated maximum potential loss from our guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant. We expect EG to obtain permanent financing prior to maturity of the construction loan, following completion of construction of the commercial shopping center. For additional information, see Note 6, "Equity Investments and Other" and Note 12, "Commitments and Contingencies" included in Item 1. Financial Statements.
In 2015, in connection with the sale and leaseback under noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $66 million. The estimated fair value of these guarantee obligations is not significant as of August 1, 2015.
Subsequent to August 1, 2015, we completed an additional sale and leaseback transaction of an additional asset under a noncancellable operating lease. We provided a residual value guarantee of $29 million to the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The fair value, if any, of the guarantee will be recognized in the third quarter of 2015.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 31, 2015 other than the additional payments due under the operating lease agreements related to the sale and leaseback of certain assets described above. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018, with early adoption as of fiscal 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating the impact of this standard, including the transition method, on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires companies to recognize debt issuance costs related to recognized debt liabilities in the balance sheet as a direct deduction from the carrying amount of those debt liabilities, consistent with debt discounts. This guidance will be effective beginning in fiscal 2016, and early adoption is permitted. This standard requires retrospective adoption. We are finalizing our evaluation of this ASU, including timing of adoption, but expect to record a decrease to Other Assets and Long-term Debt of approximately $35 million upon adoption.

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
Foreign Exchange Rate Risk
We have operations in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. To mitigate the translation risk to our earnings and the fair value of our Canadian operations associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a series of cross-currency swaps related to Canadian dollar denominated intercompany loans. These cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The remaining swap arrangements mature in January 2016 and January 2018 at the same time as the related loans. As a result of the Canadian dollar denominated intercompany loans and the related cross-currency swaps, we do not believe there is any material translation risk to our Canadian net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate. For additional information, see Note 9, "Derivative Instruments" included in Item 1. Financial Statements.
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
All of our long-term debt as of August 1, 2015 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of August 1, 2015, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2017 Notes and $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of August 1, 2015, management believes that the carrying values of cash and cash equivalents, marketable securities, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of August 1, 2015, January 31, 2015 and August 2, 2014:

	August 1, 2015	January 31, 2015	August 2, 2014
	(in millions)
Long-term Debt:
Carrying Value	$4,759	$4,765	$4,972
Fair Value, Estimated (a)	5,233	5,305	5,443
Cross-currency Swap Arrangements (b)	(25)	(21)	26
Fixed-to-Floating Interest Rate Swap Arrangements (b)	(7)	(12)	(3)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Swap arrangements are in an (asset) liability position.
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
Changes in internal control over financial reporting. In March 2015, we implemented new real estate and store design systems (including financial systems). Various processes and controls continue to be modified due to the new systems. Additionally, we implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe the system and process changes will enhance internal control over financial reporting in future periods. There were no additional changes in our internal control over financial reporting that occurred in the second quarter 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2015	588	$89.53	432	$40,719
June 2015	569	85.24	551	243,167
July 2015	552	83.35	545	197,762
Total	1,709		1,528
  _______________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 3, "Earnings Per Share and Shareholders' Equity (Deficit)" included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

10.1	L Brands, Inc. 2015 Stock Option and Performance Incentive Plan Terms and Conditions of Restricted Share Unit Grant.

10.2	L Brands, Inc. 2015 Stock Option and Performance Incentive Plan Terms and Conditions of Stock Option Grant.

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L BRANDS, INC.
(Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *
Date: September 4, 2015

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.