Form 10-Q
period 2015-10-31
L Brands, Inc.
filed 2015-12-04
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 27, 2015
289,434,388 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2015” and “third quarter of 2014” refer to the thirteen week periods ending October 31, 2015 and November 1, 2014, respectively. “Year-to-date 2015” and “year-to-date 2014” refer to the thirty-nine week periods ending October 31, 2015 and November 1, 2014, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2015	2014	2015	2014
Net Sales	$2,482	$2,319	$7,759	$7,385
Costs of Goods Sold, Buying and Occupancy	(1,451)	(1,372)	(4,558)	(4,412)
Gross Profit	1,031	947	3,201	2,973
General, Administrative and Store Operating Expenses	(692)	(663)	(2,087)	(1,977)
Operating Income	339	284	1,114	996
Interest Expense	(79)	(80)	(237)	(246)
Other Income	—	1	75	6
Income Before Income Taxes	260	205	952	756
Provision for Income Taxes	96	73	335	279
Net Income	$164	$132	$617	$477
Net Income Per Basic Share	$0.56	$0.45	$2.12	$1.63
Net Income Per Diluted Share	$0.55	$0.44	$2.08	$1.60
Dividends Per Share	$0.50	$0.34	$3.50	$2.02

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2015	2014	2015	2014
Net Income	$164	$132	$617	$477
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	3	(13)	(7)	(5)
Foreign Currency Translation	(7)	3	5	—
Unrealized Gain on Cash Flow Hedges	2	16	6	3
Unrealized Gain on Marketable Securities	2	—	2	—
Total Other Comprehensive Income (Loss), Net of Tax	—	6	6	(2)
Total Comprehensive Income	$164	$138	$623	$475

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	October 31, 2015	January 31, 2015	November 1, 2014
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,311	$1,681	$745
Accounts Receivable, Net	283	252	274
Inventories	1,620	1,036	1,485
Deferred Income Taxes	35	33	31
Other	315	230	314
Total Current Assets	3,564	3,232	2,849
Property and Equipment, Net	2,350	2,277	2,281
Goodwill	1,318	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411	411
Other Assets	326	306	290
Total Assets	$7,969	$7,544	$7,149
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$913	$613	$837
Accrued Expenses and Other	804	900	735
Current Portion of Long-term Debt	4	—	213
Income Taxes	7	166	14
Total Current Liabilities	1,728	1,679	1,799
Deferred Income Taxes	268	261	228
Long-term Debt	5,762	4,765	4,759
Other Long-term Liabilities	868	820	796
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 313, 310 and 310 shares issued; 291, 292 and 293 shares outstanding, respectively	156	155	155
Paid-in Capital	515	427	397
Accumulated Other Comprehensive Income	41	35	38
Retained Earnings (Accumulated Deficit)	(175)	233	(231)
Less: Treasury Stock, at Average Cost; 22, 18 and 17 shares, respectively	(1,195)	(832)	(793)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(658)	18	(434)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(657)	19	(433)
Total Liabilities and Equity (Deficit)	$7,969	$7,544	$7,149

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2015	2014
Operating Activities:
Net Income	$617	$477
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	335	327
Amortization of Landlord Allowances	(31)	(30)
Deferred Income Taxes	3	10
Share-based Compensation Expense	73	67
Excess Tax Benefits from Share-based Compensation	(65)	(41)
Gain on Divestiture of Third-party Apparel Sourcing Business	(78)	—
Loss on Sale of Assets	3	—
Changes in Assets and Liabilities:
Accounts Receivable	(30)	(30)
Inventories	(586)	(321)
Accounts Payable, Accrued Expenses and Other	118	144
Income Taxes Payable	(154)	(214)
Other Assets and Liabilities	57	(19)
Net Cash Provided by Operating Activities	262	370
Investing Activities:
Capital Expenditures	(603)	(585)
Proceeds from Sale of Assets	196	—
Proceeds from Divestiture of Third-party Apparel Sourcing Business	85	—
Proceeds from Sale of Marketable Securities	50	—
Purchases of Marketable Securities	(60)	—
Other Investing Activities	—	15
Net Cash Used for Investing Activities	(332)	(570)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	988	—
Borrowings from Revolving Facility	—	5
Repayments on Revolving Facility	—	(5)
Repurchase of Common Stock	(363)	(48)
Dividends Paid	(1,026)	(591)
Excess Tax Benefits from Share-based Compensation	65	41
Proceeds from Exercise of Stock Options	31	28
Financing Costs and Other	3	(5)
Net Cash Used for Financing Activities	(302)	(575)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	1
Net Decrease in Cash and Cash Equivalents	(370)	(774)
Cash and Cash Equivalents, Beginning of Period	1,681	1,519
Cash and Cash Equivalents, End of Period	$1,311	$745

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2015” and “third quarter of 2014” refer to the thirteen week periods ending October 31, 2015 and November 1, 2014, respectively. "Year-to-date 2015" and "year-to-date 2014" refer to the thirty-nine week periods ending October 31, 2015 and November 1, 2014.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income (Loss) on the Consolidated Statements of Income. The Company’s equity-method investments are required to be tested for impairment when it is determined there may be an other-than-temporary loss in value.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended October 31, 2015 and November 1, 2014 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2014 Annual Report on Form 10-K.
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
Concentration of Credit Risk and Investments
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. Currently, the Company’s investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, highly rated commercial paper and bank deposits.
In the third quarter of 2015, the Company invested $10 million in marketable equity securities which are classified as available-for-sale. These securities are recorded at fair value in other current assets on the October 31, 2015 Consolidated Balance Sheet, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Unrealized holding gains were $3 million as of October 31, 2015.
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

2. New Accounting Pronouncements
Revenue Recognition from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018, with early adoption as of fiscal 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating this standard, including the transition method and timing of adoption, and the related impact on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires companies to recognize debt issuance costs related to recognized debt liabilities in the balance sheet as a direct deduction from the carrying amount of those debt liabilities, consistent with debt discounts. This guidance will be effective beginning in fiscal 2016, and early adoption is permitted. This standard requires retrospective adoption. The Company is finalizing its evaluation of this ASU, including timing of adoption, but expects to record a decrease to Other Assets and Long-term Debt of approximately $47 million upon adoption.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to present all deferred tax assets and liabilities as noncurrent in the balance sheet. This guidance will be effective beginning in fiscal 2017, and early adoption is permitted. This standard may be adopted either on a retrospective or prospective basis. The Company is currently evaluating this standard, including the transition method and timing of adoption, and the related impact on its Consolidated Balance Sheets.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter and year-to-date 2015 and 2014:

	Third Quarter		Year-to-Date
	2015	2014	2015	2014
	(in millions)
Weighted-average Common Shares:
Issued Shares	313	309	312	309
Treasury Shares	(22)	(17)	(20)	(17)
Basic Shares	291	292	292	292
Effect of Dilutive Options and Restricted Stock	5	6	5	6
Diluted Shares	296	298	297	298
Anti-dilutive Options and Awards (a)	1	—	1	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
Shareholders’ Equity (Deficit)
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2015 and 2014:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2015	2014	2015	2014
	(in millions)	(in thousands)		(in millions)
June 2015	$250	1,375	NA	$113	NA	$82.31
February 2015	$250	2,788	NA	$250	NA	$89.45
November 2012	$250	NA	826	NA	$45	$48.52
In June 2015, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $0.6 million remaining under the February 2015 repurchase program.
In February 2015, the Company's Board of Directors approved a $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program.
The June 2015 repurchase program had $137 million remaining as of October 31, 2015. Subsequent to October 31, 2015, the Company repurchased an additional 1.2 million shares of common stock for $109 million under this program.
There were no share repurchases reflected in Accounts Payable on the October 31, 2015, January 31, 2015 or November 1, 2014 Consolidated Balance Sheets.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2015 and 2014:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2015
Third Quarter	$0.50	$—	$0.50	$146
Second Quarter	0.50	—	0.50	146
First Quarter	0.50	2.00	2.50	734
2015 Total	$1.50	$2.00	$3.50	$1,026
2014
Third Quarter	$0.34	$—	$0.34	$100
Second Quarter	0.34	—	0.34	99
First Quarter	0.34	1.00	1.34	392
2014 Total	$1.02	$1.00	$2.02	$591

4. Inventories
The following table provides details of inventories as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015	January 31, 2015	November 1, 2014
	(in millions)
Finished Goods Merchandise	$1,465	$942	$1,360
Raw Materials and Merchandise Components	155	94	125
Total Inventories	$1,620	$1,036	$1,485
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

5. Property and Equipment, Net
The following table provides details of property and equipment, net as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015	January 31, 2015	November 1, 2014
	(in millions)
Property and Equipment, at Cost	$5,652	$5,480	$5,462
Accumulated Depreciation and Amortization	(3,302)	(3,203)	(3,181)
Property and Equipment, Net	$2,350	$2,277	$2,281
Depreciation expense was $111 million and $108 million for the third quarter of 2015 and 2014, respectively. Depreciation expense was $335 million and $327 million for year-to-date 2015 and 2014, respectively.
In the second and third quarters of 2015, the Company completed sale and leaseback transactions under noncancellable operating leases of certain assets with a carrying value of $177 million. The proceeds of $178 million from the sale of these assets are included in Proceeds from Sale of Assets within the Investing Activities section of the 2015 Consolidated Statement of Cash Flows. For additional information, see Note 12, "Commitments and Contingencies."

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

The Company's carrying value for this equity method investment was $8 million as of January 31, 2015 and $7 million as of November 1, 2014 and is included in Other Assets on the January 31, 2015 and November 1, 2014 Consolidated Balance Sheets. The Company's share of net income (loss) from this investment was included in Other Income on the third quarter and year-to-date 2014 Consolidated Statements of Income.
Easton Investments
The Company has land and other investments in Easton, a 1,300-acre planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments totaled $96 million as of October 31, 2015, $101 million as of January 31, 2015 and $100 million as of November 1, 2014 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
In the second quarter of 2015, ETC entered into an interest rate swap with cash settlement due in February 2017. The Company provided a guarantee of payment to the counterparty for amounts owed by ETC, if any, upon settlement if ETC is unable to pay. The Company’s estimated maximum potential loss from this guarantee is $77 million, which was determined primarily based upon estimated fluctuations in future interest rates, developed using historical fluctuations in interest rates. The estimated fair value of this guarantee obligation is primarily impacted by the Company's assessment of ETC's ability to pay in addition to estimated fluctuations in future interest rates. The estimated fair value of this guarantee obligation is not significant as of October 31, 2015.
Also included in the Company's Easton investments is an equity interest in Easton Gateway, LLC ("EG"), an entity that owns and is developing a commercial shopping center in the Easton community. The Company has a majority financial interest in EG, but another unaffiliated member manages the activities that most significantly impact the economic performance of EG including leasing, tenant relationships and maintenance of the center. Certain significant decisions regarding EG require the consent of the unaffiliated member in addition to the Company. In the first quarter of 2014, EG entered into a construction loan for financing related to the development of the commercial shopping center that matures in April 2017. In conjunction with the EG loan, the Company, along with the unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center.
The Company has concluded EG is a variable interest entity; however, the Company is not the primary beneficiary as defined in Accounting Standards Codification ("ASC") Topic 810, Consolidation, and, therefore, accounts for its investment in EG using the equity method of accounting. The Company’s investment in EG totaled $30 million as of October 31, 2015, $34 million as of January 31, 2015 and $35 million as of November 1, 2014. The Company’s estimated maximum potential loss from its involvement with EG totaled $40 million as of October 31, 2015. This includes the Company’s equity investment of $30 million and the Company’s estimated maximum potential loss from its guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant as of October 31, 2015.

7. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries.
For the third quarter of 2015, the Company’s effective tax rate was 36.8% compared to 35.5% in the third quarter of 2014. The third quarter 2015 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state rate. The third quarter 2014 rate was lower than the Company’s combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
For year-to-date 2015, the Company’s effective tax rate was 35.2% compared to 36.9% year-to-date of 2014. The year-to-date 2015 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business. The year-to-date 2014 rate was lower than the Company’s combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
As of October 31, 2015, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $106 million and $112 million for the third quarter of 2015 and 2014, respectively. Income taxes paid were approximately $476 million and $481 million for year-to-date 2015 and 2014, respectively.

8. Long-term Debt
The following table provides the Company’s debt balance as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015	January 31, 2015	November 1, 2014
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$1,000	$—	$—
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	1,000	1,000	1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	500
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	501	501	495
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$4,401	$3,401	$3,395
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$711	$715	$715
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)	—	—	213
Other Borrowings	5	—	—
Total Senior Unsecured Debt	$1,365	$1,364	$1,577
Total	$5,766	$4,765	$4,972
Current Portion	(4)	—	(213)
Total Long-term Debt, Net of Current Portion	$5,762	$4,765	$4,759
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $7 million as of October 31, 2015, $8 million as of January 31, 2015 and $3 million as of November 1, 2014.

(b)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $11 million as of October 31, 2015 and $15 million as of January 31, 2015 and November 1, 2014.
Issuance of Notes
In October 2015, the Company issued $1 billion of 6.875% notes due in November 2035. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the "Guarantors"). The net proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. These issuance costs are being amortized through the maturity date of November 2035 and are included within Other Assets on the October 31, 2015 Consolidated Balance Sheet.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of October 31, 2015, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of October 31, 2015, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports the Company’s letter of credit program. The Company had $19 million of outstanding letters of credit as of October 31, 2015 that reduce its remaining availability under the Revolving Facility.
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015	January 31, 2015	November 1, 2014
	(in millions)
Other Long-term Assets	$27	$21	$—
Other Long-term Liabilities	—	—	10
The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the third quarter and year-to-date 2015 and 2014:

		Third Quarter		Year-to-Date
	Location	2015	2014	2015	2014
		(in millions)
Gain Recognized in Other Comprehensive Income	Other Comprehensive Income (Loss)	$2	$16	$6	$3
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	3	(13)	(7)	(5)
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk
Interest Rate Designated Fair Value Hedges
In 2014, the Company entered into interest rate swap arrangements related to $100 million of the outstanding 2017 Notes and $100 million of the outstanding 2019 Notes. In 2013, the Company entered into interest rate swap arrangements related to $200 million of the outstanding 2017 Notes and $200 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage.
The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
In the past, the Company had entered into interest rate swap arrangements on the 2017 Notes. In 2012, the Company terminated these interest rate designated fair value hedges. The carrying value of the 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the maturity date of the Notes.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015	January 31, 2015	November 1, 2014
	(in millions)
Other Assets	$10	$12	$5

10. Fair Value Measurements
The following table provides a summary of the carrying value and estimated fair value of long-term debt as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015	January 31, 2015	November 1, 2014
	(in millions)
Carrying Value	$5,762	$4,765	$4,972
Estimated Fair Value (a)	6,322	5,305	5,476
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of October 31, 2015, January 31, 2015 and November 1, 2014:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of October 31, 2015
Assets:
Cash and Cash Equivalents	$1,311	$—	$—	$1,311
Marketable Securities	13	—	—	13
Interest Rate Designated Fair Value Hedges	—	10	—	10
Cross-currency Cash Flow Hedges	—	27	—	27
As of January 31, 2015
Assets:
Cash and Cash Equivalents	$1,681	$—	$—	$1,681
Interest Rate Designated Fair Value Hedges	—	12	—	12
Cross-currency Cash Flow Hedges	—	21	—	21
Liabilities:
Lease Guarantees	—	—	1	1
As of November 1, 2014
Assets:
Cash and Cash Equivalents	$745	$—	$—	$745
Interest Rate Designated Fair Value Hedges	—	5	—	5
Liabilities:
Cross-currency Cash Flow Hedges	—	10	—	10
Lease Guarantees	—	—	1	1

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. In the third quarter of 2015, the Company invested in marketable equity securities. These securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
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
Management believes that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for the third quarter and year-to-date 2015 and 2014:

	Third Quarter		Year-to-Date
	2015	2014	2015	2014
	(in millions)
Beginning Balance	$—	$1	$1	$1
Change in Estimated Fair Value Reported in Earnings	—	—	(1)	—
Ending Balance	$—	$1	$—	$1

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

11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2015:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 31, 2015	$51	$(16)	$—	$35
Other Comprehensive Income Before Reclassifications	5	6	2	13
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(7)	—	(7)
Current-period Other Comprehensive Income (Loss)	5	(1)	2	6
Balance as of October 31, 2015	$56	$(17)	$2	$41
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2014:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2014	$30	$10	$—	$40
Other Comprehensive Income Before Reclassifications	—	3	—	3
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(5)	—	(5)
Current-period Other Comprehensive Loss	—	(2)	—	(2)
Balance as of November 1, 2014	$30	$8	$—	$38
The components of accumulated other comprehensive income above are presented net of tax as applicable.
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the third quarter and year-to-date 2015 and 2014:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Location on Consolidated Statement of Income

	Third Quarter		Year-to-Date
	2015	2014	2015	2014
	(in millions)
Cash Flow Hedges (Gain) Loss	$3	$(13)	$(7)	$(5)	Other Income
	—	—	—	—	Provision for Income Taxes
	$3	$(13)	$(7)	$(5)	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $16 million related to lease payments of Express, Limited Stores, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP") in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $6 million as of October 31, 2015, $11 million as of January 31, 2015 and $14 million as of November 1, 2014. The estimated fair value of these guarantee obligations was $100 thousand as of October 31, 2015 and $1 million as of January 31, 2015 and November 1, 2014, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company’s guarantees related to Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. The Company had no liability recorded with respect to any of the guarantee obligations as it concluded that payments under these guarantees were not probable as of October 31, 2015, January 31, 2015 and November 1, 2014.
In connection with the Company's investment in ETC, the Company provided a guarantee of payment to an interest rate swap counterparty for amounts owed by ETC, if any, upon settlement in February 2017. The estimated fair value of this guarantee obligation is not significant as of October 31, 2015. For additional information, see Note 6, "Equity Investments and Other."
In connection with the Company's investment in EG, the Company, along with an unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. The estimated fair value of these guarantee obligations is not significant as of October 31, 2015. For additional information, see Note 6, "Equity Investments and Other."
In the second and third quarters of 2015, in connection with the sale and leaseback under noncancellable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $105 million. The estimated fair value of these guarantee obligations is not significant as of October 31, 2015.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $15 million for the third quarter of 2015 and 2014. Total expense recognized related to the qualified plan was $46 million for year-to-date 2015 and $45 million for year-to-date 2014.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a rate determined by the Company. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $9 million for the third quarter of 2015 and $7 million for the third quarter of 2014. Total expense recognized related to the non-qualified plan was $22 million for year-to-date 2015 and $19 million for year-to-date 2014.

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
The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada. These businesses include the following:

•	Victoria's Secret Beauty and Accessories stores operated by partners under franchise, license and wholesale arrangements, which feature Victoria's Secret branded beauty and accessories products;

•	Victoria's Secret International stores, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise, license and wholesale arrangements; and

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in Canada, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores, which feature handbags, jewelry and other accessory products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the third quarter and year-to-date 2015 and 2014:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2015
Third Quarter:
Net Sales	$1,567	$705	$93	$117	$2,482
Operating Income (Loss)	211	136	18	(26)	339
Year-to-Date:
Net Sales	$5,058	$2,067	$273	$361	$7,759
Operating Income (Loss)	797	371	60	(114)	1,114
2014
Third Quarter:
Net Sales	$1,452	$660	$79	$128	$2,319
Operating Income (Loss)	191	93	17	(17)	284
Year-to-Date:
Net Sales	$4,801	$1,946	$230	$408	$7,385
Operating Income (Loss)	762	288	49	(103)	996
The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $295 million and $304 million for the third quarter of 2015 and 2014, respectively. The Company’s international net sales across all segments totaled $901 million and $938 million for year-to-date 2015 and 2014, respectively.

15. Code of Conduct, Related Person Transaction Policy and Associated Matters
The Company has a code of conduct that is applicable to all employees of the Company, including the CEO and Chief Financial Officer, and to members of the Board of Directors. Any amendments to the code or any waivers from any provisions of the code granted to executive officers or directors will be promptly disclosed to stockholders through posting on the Company’s website at www.lb.com.
Under the Company’s Related Person Transaction Policy (the “Policy”), subject to certain exceptions, directors and executive officers of the Company are required to notify the Company of the existence or potential existence of any financial or commercial transaction, agreement or relationship involving the Company in which a director or executive officer or his or her immediate family members has a direct or indirect material interest. Each such transaction must be approved by the Board or a committee consisting solely of independent directors after consideration of all material facts and circumstances.
The Company is engaged in several projects designed to increase its speed and agility in producing products that satisfy its customers. In the case of its beauty, personal care and home fragrance businesses, the development of supplier facilities in close proximity to its headquarters and distribution facilities in central Ohio has been an integral part of capturing the many business benefits of speed and agility. The New Albany Company (“NACO”), a business beneficially owned by Mr. and Mrs. Wexner, is in the business of developing real estate, including industrial parks, and has sold land (and may in the future sell land) to certain vendors or third party developers in connection with the continuing development of an industrial park focused on the foregoing business categories (the “Beauty Park”) in New Albany, Ohio. The Audit Committee monitors such vendor and third party transactions on an ongoing basis to assure that they are in the best interests of the Company and its stockholders generally.
In light of the Company’s highly favorable experience with vendors at the Beauty Park and its growth plans for the beauty, personal care and home fragrance businesses, the Company believes that certain new facilities required to achieve such projected growth should be located as close as possible to the Beauty Park. The Company identified certain land owned by NACO that, together with certain other adjacent parcels owned by a number of third parties in immediate proximity to the Beauty Park, would be desirable for the Company to acquire for future growth. Because of the Wexners’ interest in NACO, the matter was referred to, and evaluated and negotiated by, the Audit Committee in accordance with the Policy. In 2014, the Audit Committee negotiated the purchase of certain NACO land for approximately $21 million, and the assumption from NACO of contracts to purchase certain adjacent parcels directly from third parties for approximately $7 million, and determined that these transactions were fair to and in the best interests of the Company and its stockholders generally. In 2015, certain additional property immediately adjacent to the foregoing parcels became available, and the Company believed that it would be desirable to acquire such property for future growth. This potential transaction was also referred to the Audit Committee for evaluation and, if appropriate, negotiation. The Audit Committee subsequently negotiated with NACO the purchase of such property for approximately $5.3 million, and an existing building located in New Albany that was historically associated with the Bath & Body Works brand for approximately $250,000, and determined that these transactions were fair to and in the best interests of the Company and its stockholders generally. The determinations made by the Audit Committee in 2014 and 2015 under the Policy with respect to these transactions between the Company and NACO were made in reliance on, among other things, advice from independent counsel and real estate appraisers and advisors, including opinions received from an independent financial advisor with specialized expertise in commercial real estate that such transactions were fair to the Company from a financial point of view.

16. Subsequent Events
Subsequent to October 31, 2015, the Company repurchased an additional 1.2 million shares of common stock for $109 million under the June 2015 repurchase program. For additional information, see Note 3, "Earnings Per Share and Shareholders' Equity (Deficit)."

17. Supplemental Guarantor Financial Information
The Company’s 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes and 2035 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The Company is a holding company, and its most significant assets are the stock of its subsidiaries. The Guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of October 31, 2015, January 31, 2015 and November 1, 2014 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended October 31, 2015 and November 1, 2014. In the fourth quarter 2014, the Company added a subsidiary to the Guarantors. Accordingly, the supplemental financial information has been recast for all periods presented.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	October 31, 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,085	$226	$—	$1,311
Accounts Receivable, Net	3	216	64	—	283
Inventories	—	1,465	155	—	1,620
Deferred Income Taxes	—	37	(2)	—	35
Other	—	151	164	—	315
Total Current Assets	3	2,954	607	—	3,564
Property and Equipment, Net	—	1,594	756	—	2,350
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,943	14,725	1,786	(21,454)	—
Other Assets	191	39	708	(612)	326
Total Assets	$5,137	$21,041	$3,857	$(22,066)	$7,969
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1	$525	$387	$—	$913
Accrued Expenses and Other	76	463	265	—	804
Current Portion of Long-term Debt	—	—	4	—	4
Income Taxes	—	—	7	—	7
Total Current Liabilities	77	988	663	—	1,728
Deferred Income Taxes	(3)	(33)	304	—	268
Long-term Debt	5,761	597	1	(597)	5,762
Other Long-term Liabilities	—	646	235	(13)	868
Total Equity (Deficit)	(698)	18,843	2,654	(21,456)	(657)
Total Liabilities and Equity (Deficit)	$5,137	$21,041	$3,857	$(22,066)	$7,969

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

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in millions)
(Unaudited)

	November 1, 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$516	$229	$—	$745
Accounts Receivable, Net	3	214	57	—	274
Inventories	—	1,318	167	—	1,485
Deferred Income Taxes	—	44	(13)	—	31
Other	—	178	136	—	314
Total Current Assets	3	2,270	576	—	2,849
Property and Equipment, Net	—	1,400	881	—	2,281
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,392	15,372	1,170	(20,934)	—
Other Assets	184	19	699	(612)	290
Total Assets	$4,579	$20,790	$3,326	$(21,546)	$7,149
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$485	$352	$—	$837
Accrued Expenses and Other	81	417	237	—	735
Current Portion of Long-term Debt	213	—	—	—	213
Income Taxes	—	—	14	—	14
Total Current Liabilities	294	902	603	—	1,799
Deferred Income Taxes	(4)	(21)	253	—	228
Long-term Debt	4,759	597	—	(597)	4,759
Other Long-term Liabilities	1	594	215	(14)	796
Total Equity (Deficit)	(471)	18,718	2,255	(20,935)	(433)
Total Liabilities and Equity (Deficit)	$4,579	$20,790	$3,326	$(21,546)	$7,149

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,357	$893	$(768)	$2,482
Costs of Goods Sold, Buying and Occupancy	—	(1,456)	(720)	725	(1,451)
Gross Profit	—	901	173	(43)	1,031
General, Administrative and Store Operating Expenses	(4)	(629)	(100)	41	(692)
Operating Income (Loss)	(4)	272	73	(2)	339
Interest Expense	(79)	(11)	(2)	13	(79)
Other Income	—	—	—	—	—
Income (Loss) Before Income Taxes	(83)	261	71	11	260
Provision for Income Taxes	—	62	34	—	96
Equity in Earnings (Loss), Net of Tax	247	8	(37)	(218)	—
Net Income (Loss)	$164	$207	$—	$(207)	$164

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$164	$207	$—	$(207)	$164
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	3	—	3
Foreign Currency Translation	—	—	(7)	—	(7)
Unrealized Gain on Cash Flow Hedges	—	—	2	—	2
Unrealized Gain on Marketable Securities	—	—	2	—	2
Total Other Comprehensive Income (Loss), Net of Tax	—	—	—	—	—
Total Comprehensive Income (Loss)	$164	$207	$—	$(207)	$164

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,179	$779	$(639)	$2,319
Costs of Goods Sold, Buying and Occupancy	—	(1,363)	(620)	611	(1,372)
Gross Profit	—	816	159	(28)	947
General, Administrative and Store Operating Expenses	(1)	(587)	(104)	29	(663)
Operating Income (Loss)	(1)	229	55	1	284
Interest Expense	(80)	(6)	(2)	8	(80)
Other Income	—	—	1	—	1
Income (Loss) Before Income Taxes	(81)	223	54	9	205
Provision for Income Taxes	—	47	26	—	73
Equity in Earnings (Loss), Net of Tax	213	50	7	(270)	—
Net Income (Loss)	$132	$226	$35	$(261)	$132

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$132	$226	$35	$(261)	$132
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(13)	—	(13)
Foreign Currency Translation	—	—	3	—	3
Unrealized Gain on Cash Flow Hedges	—	—	16	—	16
Total Other Comprehensive Income (Loss), Net of Tax	—	—	6	—	6
Total Comprehensive Income (Loss)	$132	$226	$41	$(261)	$138

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$7,314	$2,523	$(2,078)	$7,759
Costs of Goods Sold, Buying and Occupancy	—	(4,487)	(2,041)	1,970	(4,558)
Gross Profit	—	2,827	482	(108)	3,201
General, Administrative and Store Operating Expenses	(10)	(1,874)	(302)	99	(2,087)
Operating Income (Loss)	(10)	953	180	(9)	1,114
Interest Expense	(237)	(23)	(7)	30	(237)
Other Income	—	4	71	—	75
Income (Loss) Before Income Taxes	(247)	934	244	21	952
Provision for Income Taxes	—	230	105	—	335
Equity in Earnings (Loss), Net of Tax	864	386	217	(1,467)	—
Net Income (Loss)	$617	$1,090	$356	$(1,446)	$617

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$617	$1,090	$356	$(1,446)	$617
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(7)	—	(7)
Foreign Currency Translation	—	—	5	—	5
Unrealized Gain on Cash Flow Hedges	—	—	6	—	6
Unrealized Gain on Marketable Securities	—	—	2	—	2
Total Other Comprehensive Income (Loss), Net of Tax	—	—	6	—	6
Total Comprehensive Income (Loss)	$617	$1,090	$362	$(1,446)	$623

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$6,889	$2,336	$(1,840)	$7,385
Costs of Goods Sold, Buying and Occupancy	—	(4,271)	(1,897)	1,756	(4,412)
Gross Profit	—	2,618	439	(84)	2,973
General, Administrative and Store Operating Expenses	(5)	(1,748)	(311)	87	(1,977)
Operating Income (Loss)	(5)	870	128	3	996
Interest Expense	(246)	(21)	(6)	27	(246)
Other Income	—	—	6	—	6
Income (Loss) Before Income Taxes	(251)	849	128	30	756
Provision for Income Taxes	(1)	165	115	—	279
Equity in Earnings (Loss), Net of Tax	727	308	257	(1,292)	—
Net Income (Loss)	$477	$992	$270	$(1,262)	$477

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$477	$992	$270	$(1,262)	$477
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	(5)	—	(5)
Foreign Currency Translation	—	—	—	—	—
Unrealized Gain on Cash Flow Hedges	—	—	3	—	3
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(2)	—	(2)
Total Comprehensive Income (Loss)	$477	$992	$268	$(1,262)	$475

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(254)	$377	$139	$—	$262
Investing Activities:
Capital Expenditures	—	(440)	(163)	—	(603)
Proceeds from Sale of Assets	—	—	196	—	196
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	1	84	—	85
Proceeds from Sale of Marketable Securities	—	50	—	—	50
Purchases of Marketable Securities	—	(50)	(10)	—	(60)
Net Cash Provided by (Used for) Investing Activities	—	(439)	107	—	(332)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	988	—	—	—	988
Repurchase of Common Stock	(363)	—	—	—	(363)
Dividends Paid	(1,026)	—	—	—	(1,026)
Excess Tax Benefits from Share-based Compensation	—	57	8	—	65
Net Financing Activities and Advances to/from Consolidated Affiliates	624	(370)	(254)	—	—
Proceeds from Exercise of Stock Options	31	—	—	—	31
Financing Costs and Other	—	(2)	5	—	3
Net Cash Provided by (Used for) Financing Activities	254	(315)	(241)	—	(302)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(377)	7	—	(370)
Cash and Cash Equivalents, Beginning of Period	—	1,462	219	—	1,681
Cash and Cash Equivalents, End of Period	$—	$1,085	$226	$—	$1,311

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2014
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(260)	$457	$173	$—	$370
Investing Activities:
Capital Expenditures	—	(426)	(159)	—	(585)
Other Investing Activities	—	—	15	—	15
Net Cash Used for Investing Activities	—	(426)	(144)	—	(570)
Financing Activities:
Borrowings from Revolving Facility	—	—	5	—	5
Repayments on Revolving Facility	—	—	(5)	—	(5)
Repurchase of Common Stock	(48)	—	—	—	(48)
Dividends Paid	(591)	—	—	—	(591)
Excess Tax Benefits from Share-based Compensation	—	35	6	—	41
Net Financing Activities and Advances to/from Consolidated Affiliates	876	(903)	27	—	—
Proceeds from Exercise of Stock Options	28	—	—	—	28
Financing Costs and Other	(5)	—	—	—	(5)
Net Cash Provided by (Used for) Financing Activities	260	(868)	33	—	(575)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(837)	63	—	(774)
Cash and Cash Equivalents, Beginning of Period	—	1,353	166	—	1,519
Cash and Cash Equivalents, End of Period	$—	$516	$229	$—	$745

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheets of L Brands, Inc. and subsidiaries as of October 31, 2015 and November 1, 2014, and the related consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 31, 2015 and November 1, 2014, and cash flows for the thirty-nine week periods ended October 31, 2015 and November 1, 2014. These financial statements are the responsibility of the Company’s management.

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
December 4, 2015

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
Executive Overview
In the third quarter of 2015, our operating income increased $55 million, or 19%, to $339 million, and our operating income rate increased to 13.7% from 12.3%. Net sales increased $163 million to $2.482 billion, and comparable store sales increased 7%. At Victoria's Secret, net sales increased 8%, and operating income increased 10%. At Bath & Body Works, net sales increased 7%, and operating income increased 46%. At Victoria's Secret and Bath & Body Works International, net sales increased 16%, and operating income increased 13%. For additional information related to our third quarter 2015 financial performance, see “Results of Operations.”
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

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements which present net income and earnings per share in 2015 on an adjusted basis, which removes certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	Year-to-Date
	2015	2014
	(in millions)
Detail of Special Items included in Other Income - Income (Expense)
Gain on Divestiture of Third-Party Apparel Sourcing Business (a)	$78	$—
Total Special Items included in Other Income	$78	$—

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax effect of Special Items included in Other Income	$(9)	$—
Total Special Items included in Provision for Income Taxes	$(9)	$—

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$617	$477
Special Items included in Net Income	(69)	—
Adjusted Net Income	$548	$477

Reconciliation of Reported Earnings Per Share to Adjusted Earnings Per Share
Reported Earnings Per Share	$2.08	$1.60
Special Items included in Earnings Per Share	(0.24)	—
Adjusted Earnings Per Share	$1.84	$1.60
_______________

(a)
In the first quarter of 2015, we divested our remaining ownership interest in our third-party apparel sourcing business. We received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). For additional information see Note 6, "Equity Investments and Other" included in Item 1. Financial Statements.

Company-Owned Store Data
The following table compares the third quarter of 2015 company-owned store data to the third quarter of 2014 and year-to-date 2015 store data to year-to-date 2014:

	Third Quarter			Year-to-Date
	2015	2014	% Change	2015	2014	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$181	$172	5%	$576	$556	4%
Bath & Body Works U.S.	160	152	5%	472	449	5%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,108	$1,036	7%	$3,525	$3,361	5%
Bath & Body Works U.S.	379	358	6%	1,116	1,061	5%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,151	6,065	1%
Bath & Body Works U.S.	2,374	2,358	1%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,864	6,647	3%
Bath & Body Works U.S.	3,735	3,681	1%

The following table compares third quarter of 2015 company-owned store data to the third quarter of 2014 and year-to-date 2015 store data to year-to-date 2014:

	Third Quarter		Year-to-Date
Number of Stores	2015	2014	2015	2014
Victoria’s Secret U.S.
Beginning of Period	1,105	1,075	1,098	1,060
Opened	13	23	24	41
Closed	(2)	(2)	(6)	(5)
End of Period	1,116	1,096	1,116	1,096
Victoria’s Secret Canada
Beginning of Period	43	38	41	34
Opened	2	2	4	6
Closed	—	—	—	—
End of Period	45	40	45	40
Bath & Body Works U.S.
Beginning of Period	1,565	1,555	1,558	1,559
Opened	9	9	19	13
Closed	(1)	(3)	(4)	(11)
End of Period	1,573	1,561	1,573	1,561
Bath & Body Works Canada
Beginning of Period	91	85	88	79
Opened	7	3	10	10
Closed	—	—	—	(1)
End of Period	98	88	98	88
Victoria’s Secret U.K.
Beginning of Period	10	7	10	5
Opened	—	2	—	4
Closed	—	—	—	—
End of Period	10	9	10	9
La Senza
Beginning of Period	133	153	145	157
Opened	1	—	1	—
Closed	(2)	(5)	(14)	(9)
End of Period	132	148	132	148
Henri Bendel
Beginning of Period	29	29	29	29
Opened	—	—	—	—
Closed	—	—	—	—
End of Period	29	29	29	29
Total
Beginning of Period	2,976	2,942	2,969	2,923
Opened	32	39	58	74
Closed	(5)	(10)	(24)	(26)
End of Period	3,003	2,971	3,003	2,971

Noncompany-Owned Store Data
The following table compares the third quarter of 2015 noncompany-owned store data to the third quarter of 2014 and year-to-date 2015 store data to year-to-date 2014:

	Third Quarter		Year-to-Date
Number of Stores	2015	2014	2015	2014
Victoria’s Secret Beauty & Accessories
Beginning of Period	325	230	290	198
Opened	19	20	57	54
Closed	(2)	(5)	(5)	(7)
End of Period	342	245	342	245
Victoria's Secret
Beginning of Period	17	8	14	4
Opened	1	—	4	4
Closed	—	—	—	—
End of Period	18	8	18	8
Bath & Body Works
Beginning of Period	101	66	80	55
Opened	9	2	32	13
Closed	—	(1)	(2)	(1)
End of Period	110	67	110	67
La Senza
Beginning of Period	233	307	266	331
Opened	2	1	3	3
Closed	(3)	(40)	(37)	(66)
End of Period	232	268	232	268
Total
Beginning of Period	676	611	650	588
Opened	31	23	96	74
Closed	(5)	(46)	(44)	(74)
End of Period	702	588	702	588

Results of Operations
Third Quarter of 2015 Compared to Third Quarter of 2014
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the third quarter of 2015 in comparison to the third quarter of 2014:

			Operating Income Rate
	2015	2014	2015	2014
Third Quarter	(in millions)
Victoria’s Secret	$211	$191	13.5%	13.2%
Bath & Body Works	136	93	19.3%	14.2%
Victoria’s Secret and Bath & Body Works International	18	17	19.6%	20.1%
Other (a)	(26)	(17)	(23.1)%	(13.2)%
Total Operating Income	$339	$284	13.7%	12.3%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the third quarter of 2015, operating income increased $55 million, or 19%, to $339 million, and the operating income rate increased to 13.7% from 12.3%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the third quarter of 2015 in comparison to the third quarter of 2014:

	2015	2014	% Change
Third Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,282	$1,177	9%
Victoria’s Secret Direct	285	275	4%
Total Victoria’s Secret	1,567	1,452	8%
Bath & Body Works Stores (a)	637	603	6%
Bath & Body Works Direct	68	57	20%
Total Bath & Body Works	705	660	7%
Victoria’s Secret and Bath & Body Works International (b)	93	79	16%
Other (c)	117	128	(9)%
Total Net Sales	$2,482	$2,319	7%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the third quarter of 2015 to the third quarter of 2014:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Third Quarter	(in millions)
2014 Net Sales	$1,452	$660	$79	$128	$2,319
Comparable Store Sales	70	33	2	3	108
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	43	8	5	(4)	52
Foreign Currency Translation	(8)	(7)	(2)	(9)	(26)
Direct Channels	10	11	—	3	24
International Wholesale, Royalty and Other	—	—	9	(4)	5
2015 Net Sales	$1,567	$705	$93	$117	$2,482

The following table compares the third quarter of 2015 comparable store sales to the third quarter of 2014:

Third Quarter	2015	2014
Victoria’s Secret Stores (a) (b)	7%	3%
Bath & Body Works (a) (b)	6%	7%
Total Comparable Store Sales (b) (c)	7%	5%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

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

The results by segment are as follows:
Victoria's Secret
For the third quarter of 2015, net sales increased $115 million to $1.567 billion, and comparable store sales increased 7%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 9% due to increases in PINK and core lingerie, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by a decrease in beauty driven by the repositioning of this category.

•
At Victoria's Secret Direct, net sales increased 4% due to increases in PINK, core lingerie and sleep driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by the decrease in non go-forward apparel.

The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions.
Bath & Body Works
For the third quarter of 2015, net sales increased $45 million to $705 million, and comparable store sales increased 6%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions.
Victoria's Secret and Bath & Body Works International
For the third quarter of 2015, net sales increased $14 million to $93 million primarily related to company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners.
Other
For the third quarter of 2015, net sales decreased $11 million to $117 million primarily related to a decrease in net sales at La Senza due to store closures and the negative impacts of foreign currency.
Gross Profit
For the third quarter of 2015, our gross profit increased $84 million to $1.031 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 41.6% from 40.8%, primarily driven by the following:
Victoria's Secret
For the third quarter of 2015, the gross profit increase was primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by investments in store real estate.

•
At Victoria's Secret Direct, gross profit increased due to higher merchandise margin dollars primarily due to increases in net sales in the core categories of PINK, core lingerie and go-forward apparel. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to increased catalogue costs.

The gross profit rate increase was driven primarily by an increase in the merchandise margin rate at Victoria's Secret Direct due to increased sales in our core categories.
Bath & Body Works
For the third quarter of 2015, the gross profit increase was primarily driven by:

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

The gross profit rate increase was driven by a decrease in the buying and occupancy expense rate primarily due to leverage and an increase in the merchandise margin rate primarily due to favorable product pricing. The increase in merchandise margin rate was partially offset by a decrease in the merchandise margin rate at Bath & Body Works Canada due to negative impacts of foreign currency.

Victoria's Secret and Bath & Body Works International
For the third quarter of 2015, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales primarily due to the opening of new stores.
The gross profit rate decrease was driven primarily by a decrease in the merchandise margin rate due to the negative impacts of foreign currency.
General, Administrative and Store Operating Expenses
For the third quarter of 2015, our general, administrative and store operating expenses increased $29 million to $692 million primarily driven by an increase in store selling expenses related to higher sales volumes and investments in store selling to improve the customer experience.
The general, administrative and store operating expense rate decreased to 27.9% from 28.6% primarily due to leverage associated with higher net sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2015 and 2014:

Third Quarter	2015	2014
Average daily borrowings (in millions)	$4,765	$4,963
Average borrowing rate (in percentages)	6.70%	6.55%
For the third quarter of 2015, our interest expense decreased $1 million to $79 million primarily due to a decrease in the average borrowings driven by the maturity of our 5.25% Senior Unsecured Notes due November 2014.
Provision for Income Taxes
For the third quarter of 2015, our effective tax rate was 36.8% compared to 35.5% in the third quarter of 2014. The third quarter 2015 rate was lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state rate. The third quarter of 2014 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
Year-to-Date 2015 Compared to Year-to-Date 2014
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2015 in comparison to year-to-date 2014:

			Operating Income Rate
	2015	2014	2015	2014
Year-to-Date	(in millions)
Victoria’s Secret	$797	$762	15.8%	15.9%
Bath & Body Works	371	288	18.0%	14.8%
Victoria’s Secret and Bath & Body Works International	60	49	21.9%	21.1%
Other (a)	(114)	(103)	(31.8)%	(25.2)%
Total Operating Income	$1,114	$996	14.4%	13.5%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For year-to-date 2015, operating income increased $118 million, or 12%, to $1.114 billion, and the operating income rate increased to 14.4% from 13.5%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for year-to-date 2015 in comparison to year-to-date 2014:

	2015	2014	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$4,065	$3,786	7%
Victoria’s Secret Direct	993	1,015	(2)%
Total Victoria’s Secret	5,058	4,801	5%
Bath & Body Works Stores (a)	1,863	1,771	5%
Bath & Body Works Direct	204	175	17%
Total Bath & Body Works	2,067	1,946	6%
Victoria’s Secret and Bath & Body Works International (b)	273	230	19%
Other (c)	361	408	(12)%
Total Net Sales	$7,759	$7,385	5%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for year-to-date 2015 to year-to-date 2014:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2014 Net Sales	$4,801	$1,946	$230	$408	$7,385
Comparable Store Sales	163	85	5	5	258
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	138	23	17	(21)	157
Foreign Currency Translation	(22)	(16)	(7)	(24)	(69)
Direct Channels	(22)	29	—	11	18
International Wholesale, Royalty and Other	—	—	28	(18)	10
2015 Net Sales	$5,058	$2,067	$273	$361	$7,759

The following table compares year-to-date 2015 comparable store sales to year-to-date 2014:

Year-to-Date	2015	2014
Victoria’s Secret Stores (a) (b)	5%	3%
Bath & Body Works (a) (b)	5%	4%
Total Comparable Store Sales (b) (c)	5%	3%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

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

The results by segment are as follows:
Victoria's Secret
For year-to-date 2015, net sales increased $257 million to $5.058 billion, and comparable store sales increased 5%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 7% due to increases in PINK, core lingerie and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by a decrease in beauty driven by the repositioning of this category and the exit of make-up.

•
At Victoria's Secret Direct, net sales decreased 2% primarily due to the decrease in non-go forward apparel. These results were partially offset by increases in PINK, core lingerie, go-forward apparel and sport driven by a compelling merchandise assortment that incorporated newness, innovation and fashion.

The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions.
Bath & Body Works
For year-to-date 2015, net sales increased $121 million to $2.067 billion, and comparable store sales increased 5%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including Signature Collection, home fragrance and soaps and sanitizers, which all incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions.
Victoria's Secret and Bath & Body Works International
For year-to-date 2015, net sales increased $43 million to $273 million primarily related to growth in our Victoria's Secret Beauty and Accessories concept, company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners.
Other
For year-to-date 2015, net sales decreased $47 million to $361 million primarily related to a decrease in net sales at La Senza due to store closures and the negative impacts of foreign currency.
Gross Profit
For year-to-date 2015, our gross profit increased $228 million to $3.201 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 41.3% from 40.3%, primarily driven by the following:
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

•
At Victoria's Secret Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales in our core categories. The increase in merchandise margin was partially offset by higher buying and occupancy expenses driven by investments in our online customer shopping experience.

The gross profit rate increase was driven primarily by an increase in the merchandise margin rate at Victoria's Secret Direct due to increased sales in our core categories.
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
The gross profit rate decrease was driven primarily by a decrease in the merchandise margin rate due to the negative impacts of foreign currency.
General, Administrative and Store Operating Expenses
For year-to-date 2015, our general, administrative and store operating expenses increased $110 million to $2.087 billion primarily driven by an increase in store selling expenses related to higher sales volumes and investments in store selling to improve the customer experience.
The general, administrative and store operating expense rate increased to 26.9% from 26.8% primarily due to deleverage associated with investments in store selling to improve the customer experience.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2015 and 2014:

Year-to-Date	2015	2014
Average daily borrowings (in millions)	$4,755	$4,964
Average borrowing rate (in percentages)	6.63%	6.62%
For year-to-date 2015, our interest expense decreased $9 million to $237 million primarily due to a decrease in the average borrowings driven by the maturity of our 5.25% Senior Unsecured Notes due November 2014.
Other Income
For year-to-date 2015, our other income increased $69 million to $75 million primarily driven by a pre-tax gain of $78 million due to the divestiture of our remaining ownership interest in the third-party apparel sourcing business to Sycamore Partners.
Provision for Income Taxes
For year-to-date 2015, our effective tax rate was 35.2% compared to 36.9% year-to-date 2014. The year-to-date 2015 rate was lower than our combined estimated federal and state statutory rate primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business. The year-to-date 2014 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During year-to-date 2015, we have paid $1.026 billion in regular and special dividends and repurchased $363 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $224 million as of October 31, 2015. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.

The following table provides our debt balance as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015	January 31, 2015	November 1, 2014
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$1,000	$—	$—
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	1,000	1,000	1,000
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	1,000	1,000	1,000
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	500	500	500
$500 million, 8.50% Fixed Interest Rate Notes due June 2019, Less Unamortized Discount (“2019 Notes”)(a)	501	501	495
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	400	400	400
Total Senior Unsecured Debt with Subsidiary Guarantee	$4,401	$3,401	$3,395
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017, Less Unamortized Discount (“2017 Notes”)(b)	$711	$715	$715
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033, Less Unamortized Discount (“2033 Notes”)	350	350	350
$300 million, 7.60% Fixed Interest Rate Notes due July 2037, Less Unamortized Discount (“2037 Notes”)	299	299	299
5.25% Fixed Interest Rate Notes due November 2014, Less Unamortized Discount (“2014 Notes”)	—	—	213
Other Borrowings	5	—	—
Total Senior Unsecured Debt	$1,365	$1,364	$1,577
Total	$5,766	$4,765	$4,972
Current Portion	(4)	—	(213)
Total Long-term Debt, Net of Current Portion	$5,762	$4,765	$4,759
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $7 million as of October 31, 2015, $8 million as of January 31, 2015 and $3 million as of November 1, 2014.

(b)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $11 million as of October 31, 2015 and $15 million as of January 31, 2015 and November 1, 2014.
Issuance of Notes
In October 2015, we issued $1 billion of 6.875% notes due in November 2035. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by our Guarantors. The net proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. These issuance costs are being amortized through the maturity date of November 2035 and are included within Other Assets on the October 31, 2015 Consolidated Balance Sheet.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of October 31, 2015, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of October 31, 2015, there were no borrowings outstanding under the Revolving Facility.
Letters of Credit
The Revolving Facility supports our letter of credit program. We had $19 million of outstanding letters of credit as of October 31, 2015 that reduce our remaining availability under our Revolving Facility.
Fair Value Interest Rate Swap Arrangements
In 2014, we entered into interest rate swap arrangements related to $100 million of the outstanding 2017 Notes and $100 million of the outstanding 2019 Notes. In 2013, we entered into interest rate swap arrangements related to $200 million of the outstanding 2017 Notes and $200 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage.
The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
In the past, we entered into interest rate swap arrangements on the 2017 Notes. In 2012, we terminated these interest rate designated fair value hedges. The carrying value of the 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the maturity date of the Notes.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015	January 31, 2015	November 1, 2014
	(in millions)
Cash Provided by Operating Activities (a)	$262	$1,786	$370
Capital Expenditures (a)	603	715	585
Working Capital	1,836	1,553	1,050
Capitalization:
Long-term Debt	5,762	4,765	4,759
Shareholders’ Equity (Deficit)	(658)	18	(434)
Total Capitalization	$5,104	$4,783	$4,325
Remaining Amounts Available Under Credit Agreements (b)	$981	$981	$992
 _______________

(a)	The January 31, 2015 amounts represent a twelve-month period, and the October 31, 2015 and November 1, 2014 amounts represent nine-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $19 million as of October 31, 2015 and January 31, 2015 and $8 million as of November 1, 2014.

Credit Ratings
The following table provides our credit ratings as of October 31, 2015:

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
Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for year-to-date 2015 and 2014:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2015	2014	2015	2014
	(in millions)	(in thousands)		(in millions)
June 2015	$250	1,375	NA	$113	NA	$82.31
February 2015	$250	2,788	NA	$250	NA	$89.45
November 2012	$250	NA	826	NA	$45	$48.52
In June 2015, our Board of Directors approved a new $250 million share repurchase program, which included the $0.6 million remaining under the February 2015 repurchase program.
In February 2015, our Board of Directors approved a $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program.
The June 2015 repurchase program had $137 million remaining as of October 31, 2015. Subsequent to October 31, 2015, we repurchased an additional 1.2 million shares of common stock for $109 million under this program.
There were no share repurchases reflected in Accounts Payable on the October 31, 2015, January 31, 2015 and November 1, 2014 Consolidated Balance Sheets.
We use cash flow generated from operating and financing activities to fund our share repurchase programs. The timing and amount of any repurchases will be made at our discretion taking into account a number of factors including market conditions.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2015 and 2014:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2015
Third Quarter	$0.50	$—	$0.50	$146
Second Quarter	0.50	—	0.50	146
First Quarter	0.50	2.00	2.50	734
2015 Total	$1.50	$2.00	$3.50	$1,026
2014
Third Quarter	$0.34	$—	$0.34	$100
Second Quarter	0.34	—	0.34	99
First Quarter	0.34	1.00	1.34	392
2014 Total	$1.02	$1.00	$2.02	$591
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

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2015 and 2014:

	Year-to-Date
	2015	2014
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,681	$1,519
Net Cash Flows Provided by Operating Activities	262	370
Net Cash Flows Used for Investing Activities	(332)	(570)
Net Cash Flows Used for Financing Activities	(302)	(575)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	1
Net Decrease in Cash and Cash Equivalents	(370)	(774)
Cash and Cash Equivalents, End of Period	$1,311	$745
Operating Activities
Net cash provided by operating activities in 2015 was $262 million, including net income of $617 million. Net income included depreciation and amortization of $335 million, gain on divestiture of the third-party apparel sourcing business of $78 million, share-based compensation expense of $73 million and excess tax benefits from share-based compensation of $65 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal increases in Inventories (and related increases in Accounts Payable) as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
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
Investing Activities
Net cash used for investing activities in 2015 was $332 million consisting primarily of capital expenditures of $603 million and purchases of marketable securities of $60 million, partially offset by proceeds from the sale of assets of $196 million, the divestiture of the third-party apparel sourcing business for $85 million and proceeds from the sale of marketable securities of $50 million. The capital expenditures included $476 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2014 was $570 million consisting primarily of capital expenditures of $585 million. The capital expenditures included $468 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2015 was $302 million consisting primarily of quarterly and special dividend payments aggregating to $3.50 per share, or $1.026 billion, and repurchases of common stock of $363 million, partially offset by the net proceeds from the 2035 Notes issuance of $988 million, excess tax benefits from share-based compensation of $65 million and proceeds from the exercise of stock options of $31 million.
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
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $16 million related to lease payments of Express, Limited Stores, Dick’s Sporting Goods and New York & Company under the current terms of noncancelable leases expiring at various dates through 2018. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.

Our guarantees related to Express, Limited Stores and New York & Company require fair value accounting in accordance with GAAP in effect at the time of these divestitures. The guaranteed lease payments related to Express, Limited Stores and New York & Company totaled $6 million as of October 31, 2015, $11 million as of January 31, 2015 and $14 million as of November 1, 2014. The estimated fair value of these guarantee obligations was $100 thousand as of October 31, 2015 and $1 million as of January 31, 2015 and November 1, 2014, and is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our guarantees related to Dick’s Sporting Goods are not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of these divestitures. We have no liability recorded with respect to any of the guarantee obligations as we concluded that payments under these guarantees were not probable as of October 31, 2015, January 31, 2015 and November 1, 2014.
In connection with our investment in ETC, in the second quarter of 2015, we provided a guarantee of payment to an interest rate swap counterparty for amounts owed by ETC, if any, upon settlement if ETC is unable to pay. Our estimated maximum potential loss from this guarantee is $77 million. The estimated fair value of this guarantee obligation is not significant as of October 31, 2015. For additional information, see Note 6, "Equity Investments and Other" and Note 12, "Commitments and Contingencies" included in Item 1. Financial Statements.
In connection with our investment in EG, we, along with an unaffiliated member, provided a guarantee of interest, certain expenses and a completion guarantee on the construction of the commercial shopping center. Our estimated maximum potential loss from our involvement with EG totaled $40 million as of October 31, 2015, which includes our equity investment of $30 million and our estimated maximum potential loss from our guarantees related to EG's construction loan of $10 million. The estimated fair value of these guarantee obligations is not significant. We expect EG to obtain permanent financing prior to maturity of the construction loan, following completion of construction of the commercial shopping center. For additional information, see Note 6, "Equity Investments and Other" and Note 12, "Commitments and Contingencies" included in Item 1. Financial Statements.
In 2015, in connection with the sale and leaseback under noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $105 million. The estimated fair value of these guarantee obligations is not significant as of October 31, 2015.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 31, 2015, other than the additional payments due under the operating lease agreements related to the sale and leaseback of certain assets described above and the issuance of the 2035 Notes. Additionally, certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018, with early adoption as of fiscal 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating this standard, including the transition method and timing of adoption, and the related impact on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.

Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires companies to recognize debt issuance costs related to recognized debt liabilities in the balance sheet as a direct deduction from the carrying amount of those debt liabilities, consistent with debt discounts. This guidance will be effective beginning in fiscal 2016, and early adoption is permitted. This standard requires retrospective adoption. We are finalizing our evaluation of this ASU, including timing of adoption, but expect to record a decrease to Other Assets and Long-term Debt of approximately $47 million upon adoption.

Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to present all deferred tax assets and liabilities as noncurrent in the balance sheet. This guidance will be effective beginning in fiscal 2017, and early adoption is permitted. This standard may be adopted either on a retrospective or prospective basis. We are currently evaluating this standard, including the transition method and timing of adoption, and the related impact on our Consolidated Balance Sheets.

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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, highly rated commercial paper and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
The majority of our long-term debt as of October 31, 2015, has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of October 31, 2015, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2017 Notes and $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of October 31, 2015, management believes that the carrying values of cash and cash equivalents, accounts receivables, accounts payables, accrued expenses and current debt approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the carrying value and fair value of long-term debt and swap arrangements as of October 31, 2015, January 31, 2015 and November 1, 2014:

	October 31, 2015	January 31, 2015	November 1, 2014
	(in millions)
Long-term Debt:
Carrying Value	$5,762	$4,765	$4,972
Fair Value, Estimated (a)	6,322	5,305	5,476
Cross-currency Swap Arrangements (b)	(27)	(21)	10
Fixed-to-Floating Interest Rate Swap Arrangements (b)	(10)	(12)	(5)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Swap arrangements are in an (asset) liability position.
Concentration of Credit Risk
We maintain cash and cash equivalents and derivative contracts with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Currently, our investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, highly rated commercial paper and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.

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
Changes in internal control over financial reporting. In March 2015, we implemented new real estate and store design systems (including financial systems). Various processes and controls continue to be modified due to the new systems. Additionally, we implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe the system and process changes will enhance internal control over financial reporting in future periods. There were no additional changes in our internal control over financial reporting that occurred in the third quarter 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2015	720	$80.81	690	$141,971
September 2015	70	84.89	61	136,835
October 2015	15	94.72	—	136,835
Total	805		751
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
Date: December 4, 2015

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.