Form 10-K
period 2016-01-30
L Brands, Inc.
filed 2016-03-18
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $19,909,393,868.
Number of shares outstanding of the registrant’s Common Stock as of March 11, 2016: 287,080,045.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2016 Annual Meeting of Stockholders to be held on May 19, 2016, are incorporated by reference into Part II and Part III.

PART I

ITEM 1. BUSINESS.
General
L Brands, Inc. (“we” or “the Company”) operates in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to a segment leader focused on women’s intimate and other apparel, personal care and beauty categories. We sell our merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada and the United Kingdom ("U.K."), which are primarily mall-based; through websites; and through international franchise, license and wholesale partners (collectively, "partners").
Victoria’s Secret
Victoria’s Secret, including PINK, is the leading specialty retailer of women’s intimate and other apparel with fashion-inspired collections, prestige fragrances, celebrated supermodels and world-famous runway shows. We sell our Victoria’s Secret products at more than 1,100 Victoria’s Secret stores in the U.S., Canada and U.K. and online at www.VictoriasSecret.com. Additionally, Victoria’s Secret has more than 390 stores and various small-format locations in more than 75 other countries operating under franchise, license and wholesale arrangements.
Bath & Body Works
Bath & Body Works is one of the leading specialty retailers of personal care, soaps, sanitizers and home fragrance products. We sell our Bath & Body Works products at more than 1,600 Bath & Body Works stores in the U.S. and Canada and online at www.BathandBodyWorks.com. Additionally, Bath & Body Works has 125 stores in 30 other countries operating under franchise, license and wholesale arrangements.
Other Brands
La Senza is a specialty retailer of women’s intimate apparel. We sell our La Senza products at more than 120 La Senza stores in Canada and online at www.LaSenza.com. Additionally, La Senza has more than 220 stores in 29 other countries operating under franchise, license and wholesale arrangements.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2015,” “2014,” “2013” and “2011” refer to the 52-week periods ending January 30, 2016, January 31, 2015, February 1, 2014 and January 28, 2012, respectively. “2012” refers to the 53-week period ending February 2, 2013.
Real Estate
Company-owned Retail Stores
Our company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the U.S., Canada and U.K. As a result of our strong brand and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate. Substantially all of our stores were profitable in 2015.

The following table provides the retail businesses and the number of our company-owned retail stores in operation for each business as of January 30, 2016 and January 31, 2015.

	January 30, 2016	January 31, 2015
Victoria’s Secret Stores U.S.	990	983
PINK U.S.	128	115
Victoria’s Secret Canada	37	31
PINK Canada	9	10
Bath & Body Works U.S.	1,574	1,558
Bath & Body Works Canada	98	88
Victoria's Secret U.K.	12	8
PINK U.K.	2	2
La Senza Canada	126	145
Henri Bendel	29	29
Total	3,005	2,969

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

Fiscal Year	Beginning of Year	Opened	Closed	End of Year
2015	2,969	72	(36)	3,005
2014	2,923	81	(35)	2,969
2013	2,876	81	(34)	2,923
2012	2,941	48	(113)	2,876
2011	2,968	40	(67)	2,941
Franchise, License and Wholesale Arrangements
In addition to our company-owned stores, our products are sold at hundreds of partner locations in over 80 countries. We have arrangements with unaffiliated partners to operate Victoria's Secret, Bath & Body Works and La Senza stores throughout the world. Under these arrangements, third parties operate stores that sell our products under our brand names. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale arrangements at the time the title passes to the partner. We continue to increase the number of locations under these types of arrangements as part of our international expansion.
The following table provides the number of our international stores operated by our partners for each business as of January 30, 2016 and January 31, 2015.

	January 30, 2016	January 31, 2015
Victoria’s Secret Beauty and Accessories	373	290
Victoria’s Secret	16	13
PINK	3	1
Bath & Body Works	125	80
La Senza	221	266
Total	738	650

Our Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future growth:
Industry Leading Brands
We believe that our three flagship brands, Victoria’s Secret, PINK and Bath & Body Works, are highly recognized and others, including La Senza and Henri Bendel, exhibit brand recognition which provides us with a competitive advantage. These brands are aspirational at accessible price points and have a loyal customer base. These brands allow us to target markets across the economic spectrum, across demographics and across the world.

•
At Victoria’s Secret, we market glamorous and sexy product lines to our customers, such as Body by Victoria, Angels and Very Sexy. While bras and panties are the core of what we do, this brand also gives our customers choices in loungewear, accessories, fragrances, personal care, swimwear and athletic attire.

•
At PINK, we market products to the college-aged woman. While bras and panties are the core of what we do, this brand also gives our customers choices in loungewear, accessories, fragrances, personal care, swimwear and athletic attire.

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
Experienced and Committed Management Team
We were founded in 1963 and have been led since inception by Leslie H. Wexner. Our senior management team has a wealth of retail and business experience at L Brands, Inc. and other companies such as The Gap, Inc., The Home Depot, Land's End, Levi Strauss and Yum Brands. We believe that we have one of the most experienced management teams in retail.
Additional Information
Merchandise Suppliers
During 2015, we purchased merchandise from approximately 400 suppliers located throughout the world. No supplier provided 10% or more of our merchandise purchases.

Distribution and Merchandise Inventory
Most of our merchandise is shipped to our distribution centers in the Columbus, Ohio area. We use a variety of shipping terms that result in the transfer of title to the merchandise at either the point of origin or point of destination.
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
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2015, 2014 and 2013 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
Working Capital
We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our revolving credit facilities are available for additional working capital needs and investment opportunities.
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
Segment Information
We have three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. For additional information, including the financial results of our reportable segments, see Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
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

Associate Relations
As of January 30, 2016, we employed approximately 87,900 associates; 65,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.
Executive Officers of Registrant
Set forth below is certain information regarding our executive officers.
Leslie H. Wexner, 78, has been our Chief Executive Officer since our founding in 1963 and Chairman of the Board of Directors since 1975.
Stuart B. Burgdoerfer, 52, has been our Executive Vice President and Chief Financial Officer since April 2007.
Nicholas P. M. Coe, 53, has been our Chief Executive Officer and President of Bath & Body Works since August 2011.
Charles C. McGuigan, 59, has been our Chief Operating Officer since May 2012 and our Chief Executive Officer and President of Mast Global since February 2011.
Sharen J. Turney, 59, served as the Chief Executive Officer and President of Victoria’s Secret since July 2006. On February 12, 2016, we announced her resignation and Leslie H. Wexner assumed leadership of Victoria’s Secret.
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

•	the seasonality of our business;

•	the dependence on mall traffic and the availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand internationally and related risks;

•	our relationships with independent franchise, license and wholesale partners;

•	our direct channel businesses;

•	our ability to protect our reputation and our brand images;

•	our ability to attract customers with marketing, advertising and promotional programs;

•	our ability to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry and the segments in which we operate;

•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our ability to source, distribute and sell goods and materials on a global basis, including risks related to:

•	political instability, significant health hazards, environmental hazards or natural disasters;

•	duties, taxes and other charges;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption due to labor disputes; and

•	changing expectations regarding product safety due to new legislation;

•	our geographic concentration of supplier and distribution facilities in central Ohio;

•	fluctuations in foreign currency exchange rates;

•	stock price volatility;

•	our ability to pay dividends and related effects;

•	our ability to maintain our credit rating;

•	our ability to service or refinance our debt;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified employees and manage labor-related costs;

•	the ability of our manufacturers to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;

•	fluctuations in product input costs;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	claims arising from our self-insurance;

•	our ability to implement and maintain information technology systems and to protect associated data;

•	our ability to maintain the security of customer, associate, supplier or company information;

•	our ability to comply with regulatory requirements;

•	legal and compliance matters; and

•	tax matters.
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
Our net sales, profit results and cash flows are sensitive to, and may be affected by, general economic conditions, consumer confidence, spending patterns, weather or other market disruptions.
Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. In addition, market disruptions due to severe weather conditions, natural disasters, health hazards or other major events or the prospect of these events could also impact consumer spending and confidence levels. Purchases of women’s intimate and other apparel, beauty and personal care products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Most of our stores are located in retail shopping areas including malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns or changes in consumer demographics in a particular area, competition from internet and other retailers and other retail areas where we do not have stores, the closing or decline in popularity of other stores in the shopping areas where our stores are located and the deterioration in the financial condition of the operators of the shopping areas or developers in which our stores are located.
Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Some of our store locations, such as our Victoria's Secret flagship stores, require significant upfront capital investment and have material lease commitments. Additionally, we are dependent upon the suitability of the lease spaces that we currently use. The leases that we enter into are generally non-cancelable leases with initial terms of ten years. If we determine that it is no longer economical to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term.
These risks could have a material adverse effect on our ability to grow and our results of operations, financial condition and cash flows.
Our ability to grow depends in part on new store openings and existing store remodels and expansions.
Our continued growth and success will depend in part on our ability to open and operate new stores and expand and remodel existing stores on a timely and profitable basis. Accomplishing our new and existing store expansion goals will depend upon a number of factors, including the ability to partner with developers and landlords to obtain suitable sites for new and expanded stores at acceptable costs, the hiring and training of qualified personnel and the integration of new stores into existing operations. There can be no assurance we will be able to achieve our store expansion goals, manage our growth effectively, successfully integrate the planned new stores into our operations or operate our new, remodeled and expanded stores profitably. These risks could have a material adverse effect on our ability to grow and results of operations, financial condition and cash flows.
Our plans for international expansion include risks that could impact our results and reputation.
We intend to further expand into international markets, including mainland China and other international markets, through partner arrangements and/or company-owned stores. The risks associated with our expansion into international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. Such expansions will also have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance.
We also have risks related to identifying suitable partners. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store openings and sales and their compliance with federal and local law. We cannot ensure the profitability or success of our expansion into international markets.
Further, our results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates. See “Fluctuations in foreign currency exchange rates could adversely impact our financial condition and results of operations” below.
These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our licensees, franchisees and wholesalers could take actions that could harm our business or brand images.
We have global representation through independently owned stores operated by our partners. Although we have criteria to evaluate and select prospective partners, the level of control we can exercise over our partners is limited, and the quality and success of their operations may be diminished by any number of factors beyond our control. For example, our partners may not have the business acumen or financial resources necessary to successfully operate stores in a manner consistent with our standards and may not hire and train qualified store managers and other personnel. Our brand image and reputation may suffer materially, and our sales could decline if our partners do not operate successfully. These risks could have an adverse effect on our results of operations, financial condition and cash flows.
Our direct channel businesses include risks that could have an effect on our results.
Our direct operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the difficulty in recreating the in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it outside our control; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; the failure of and risks related to the systems that operate our web infrastructure, websites and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions; and risks related to the fulfillment of direct-to-consumer orders such as not adequately predicting customer demand.
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
Our ability to protect our reputation could have a material effect on our brand images.
Our ability to maintain our reputation is critical to our brand images. Our reputation could be jeopardized if we fail to maintain high standards for merchandise quality and integrity. Any negative publicity, including information publicized through traditional or social media platforms and similar venues such as blogs, websites and other forums, may affect our reputation and brand and, consequently, reduce demand for our merchandise, even if such publicity is unverified or inaccurate.
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
If our marketing, advertising and promotional programs are unsuccessful, or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.
Customer traffic and demand for our merchandise is influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our brands and the location of and service offered in our stores. Although we use marketing, advertising and promotional programs to attract customers through various media including television, social media, database marketing and print, some of our competitors may expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Our programs may not be effective or could require increased expenditures, which could have a material adverse effect on our revenue and results of operations.
Our ability to adequately protect our trade names, trademarks and patents could have an impact on our brand images and ability to penetrate new markets.
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the United States. If any third-party copies our products or our stores in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

Our ability to compete favorably in our highly competitive segment of the retail industry could impact our results.
The sale of women’s intimate and other apparel, personal care products and accessories is highly competitive. We compete for sales with a broad range of other retailers, including individual and chain specialty stores, department stores and discount retailers. In addition to the traditional store-based retailers, we also compete with direct marketers or retailers that sell similar lines of merchandise and who target customers through online channels. Brand image, marketing, design, price, service, assortment, quality, image presentation and fulfillment are all competitive factors in both the store-based and online channels.
Some of our competitors may have greater financial, marketing and other resources available. In many cases, our competitors sell their products in stores that are located in the same shopping malls and centers as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and centers.

Increased competition could result in price reductions, increased marketing expenditures and loss of market share, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to remain current with fashion trends and launch new product lines successfully could impact the image and relevance of our brands.
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
We may be impacted by our ability to adequately source, distribute and sell merchandise and other materials on a global basis.
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
We also face a variety of other risks generally associated with doing business on a global basis. For example:

•	political instability, significant health hazards, environmental hazards or natural disasters which could negatively affect international economies, financial markets and business activity;

•	imposition of new or retaliatory trade duties, sanctions or taxes and other charges on imports or exports;

•	evolving or complex legal and regulatory matters;

•	volatility in currency exchange rates;

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
We rely on a number of supplier and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions.
To achieve the necessary speed and agility in producing our beauty, personal care and home fragrance products, we rely heavily on supplier and distribution facilities in close proximity to our headquarters in central Ohio. As a result of geographic concentration of the supplier and distribution facilities that we rely upon, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, demographic and population changes, and other unforeseen events and circumstances. Any significant interruption in the operations of these facilities could lead to inventory issues or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.

Fluctuations in foreign currency exchange rates could impact our financial condition and results of operations.
We are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, our royalty arrangements are calculated based on sales in local currency and, as such, we are exposed to foreign currency exchange rate fluctuations. Although we use foreign currency forward contracts to hedge certain foreign currency risks, these measures may not succeed in offsetting all of the short-term negative impact of foreign currency rate movements on our business and results of operations. Hedging would generally not be effective in offsetting the long-term impact of sustained shifts in foreign exchange rates on our business results. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows.
Our stock price may be volatile.
Our stock price may fluctuate substantially as a result of variations in our actual or projected performance or the financial performance of other companies in the retail industry. Any guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts or others, our stock price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk.
In addition, the stock market may experience price and volume fluctuations that are unrelated or disproportionate to operating performance.
If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.
Our dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors may, at its discretion, decrease the level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and negatively impact our stock price.

Our ability to maintain our credit rating could affect our ability to access capital and could increase our interest expense.
The credit ratings agencies periodically review our capital structure and the quality and stability of our earnings. A deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our credit rating. Any negative ratings actions could constrain the capital available to our company or our industry and could limit our access to funding for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs will likely increase, which could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, changes to our credit rating could affect our future interest costs.
We may be impacted by our ability to service or refinance our debt.
We currently have substantial indebtedness. Some of our debt agreements contain covenants which require maintenance of certain financial ratios and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in those agreements. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt.
We may be impacted by our ability to recruit, train and retain key personnel.
We believe we have benefited substantially from the leadership and experience of our senior executives, including Leslie H. Wexner, Chairman of the Board of Directors and Chief Executive Officer. The loss of the services of any of these individuals could have a material adverse effect on our business. Competition for key personnel in the retail industry is intense, and our future success will also depend on our ability to recruit, train and retain other qualified key personnel.
We may be impacted by our ability to attract, develop and retain qualified employees and manage labor-related costs.
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
We may be impacted by our manufacturers' ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations.
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
Our business could also suffer if our third-party manufacturers fail to comply with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our employees periodically visit and monitor the operations of our third-party manufacturers, we do not control these manufacturers or their practices. The violation of labor, environmental or other laws by a third-party manufacturer used by us, or the divergence of a third-party manufacturer’s or partner’s labor or environmental practices from those generally accepted as ethical or appropriate, could interrupt or otherwise disrupt the shipment or finished products to us or damage our reputation.
These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results may be affected by fluctuations in product input costs.
Product input costs, including manufacturing, freight, labor and raw materials, fluctuate. These fluctuations may result in an increase in our production costs. We may not be able to, or may elect not to, pass these increases on to our customers which may adversely impact our profit margins. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results may be affected by fluctuations in energy costs.
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
We may be impacted by increases in costs of mailing, paper and printing.
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
We self-insure certain risks and may be impacted by unfavorable claims experience.
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
Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our information technology systems, as well as those of our service providers, are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Additionally, these types of problems could result in a breach of confidential customer, merchandise, financial or other important information which could result in damage to our reputation and/or litigation. The increased use of smartphones, tablets and other mobile devices may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to the stores, impact our consumers' ability to access our websites in a timely manner or expose confidential customer, merchandise, financial or other important information could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our ability to maintain the security of customer, associate, supplier or company information could have an impact on our reputation and our results.
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
We may be impacted by our ability to comply with regulatory requirements.
We are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the SEC and the New York Stock Exchange (the “NYSE”), among others. Although we have put in place policies and procedures aimed at ensuring legal and regulatory compliance, our employees, subcontractors, vendors, licensees, franchisees and suppliers could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.

It can be difficult to comply with sometimes conflicting regulations in local, national or foreign jurisdictions as well as new or changing regulations. Also, changes in such laws could make operating our business more expensive or require us to change the way we do business. For example, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to oversee regulatory changes impacting our business and our responses to changes in the law could be costly and may negatively impact our operations.
We may be adversely impacted by certain compliance or legal matters.
We, along with third parties we do business with, are subject to complex compliance and litigation risks. Actions filed against us from time to time include commercial, tort, intellectual property, customer, employment, wage and hour, data privacy, securities, anti-corruption and other claims, including purported class action lawsuits. The cost of defending against these types of claims against us or the ultimate resolution of such claims, whether by settlement or adverse court decision, may harm our business. Further, potential claimants may be encouraged to bring suits based on a settlement from us or adverse court decisions against us. We cannot currently assess the likely outcome of such suits, but if the outcome were negative, it could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and shareholders, that could have a material adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.
We may be impacted by changes in taxation requirements.
We are subject to income tax in local, national and international jurisdictions. In addition, our products are subject to import and excise duties and/or sales or value-added taxes in many jurisdictions. We are also subject to the examination of our tax returns and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. We regularly assess the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of our provision for taxes. There can be no assurance as to the outcome of these examinations. Fluctuations in tax rates and duties, changes in tax legislation or regulation or adverse outcomes of these examinations could have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 30, 2016:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Corporate, distribution and shipping	6,938,000
New York, New York	Office, sourcing and product development/design	600,000
Montreal, Quebec, Canada	Office	60,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	60,000
Various international locations	Office and sourcing	145,000

United States
Our business for the Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International segments is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio area. Additional facilities are located in New York, New York and Kettering, Ohio.
Our distribution and shipping facilities consist of eight buildings located in the Columbus, Ohio area. These buildings, including attached office space, comprise approximately 6.9 million square feet.

As of January 30, 2016, we operate 2,721 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The leases expire at various dates between 2016 and 2031.
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
International
Canada
We lease offices in the Montreal, Quebec area.
As of January 30, 2016, we operate 270 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The leases expire on various dates between 2016 and 2030.
United Kingdom
As of January 30, 2016, we operate 14 retail stores in leased facilities in the U.K. These lease commitments consist of store leases with initial terms ranging from 10 to 35 years expiring on various dates between 2021 and 2045.
Other International
As of January 30, 2016, we also have global representation through stores operated by our partners:

•	221 La Senza stores in 29 countries;

•	125 Bath & Body Works stores in 30 countries;

•	19 Victoria's Secret stores in 7 Middle Eastern countries; and

•	373 Victoria’s Secret Beauty and Accessories stores and various small-format locations in more than 75 countries.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock (“LB”) is traded on the New York Stock Exchange. As of January 30, 2016, there were approximately 40,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 232,000.
The following table provides our quarterly market prices and cash dividends per share for 2015 and 2014:

	Market Price		Cash Dividend per Share
	High	Low
2015
Fourth quarter	$101.11	$88.66	$0.50
Third quarter	97.93	75.11	0.50
Second quarter	92.13	80.42	0.50
First quarter	95.78	82.38	2.50	(a)
2014
Fourth quarter	$87.58	$71.46	$0.34
Third quarter	73.24	57.93	0.34
Second quarter	61.95	53.03	0.34
First quarter	59.95	50.78	1.34
________________

(a)
In February 2015, our Board of Directors declared an increase in our quarterly common stock dividend from $0.34 to $0.50 per share and a special dividend of $2 per share. Both dividends were distributed on March 6, 2015 to shareholders of record at the close of business on February 20, 2015.

In February 2016, our Board of Directors declared an increase in our first quarter 2016 common stock dividend from $0.50 to $0.60 per share and a special dividend of $2 per share. Both dividends were distributed on March 4, 2016 to shareholders of record at the close of business on February 19, 2016.

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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN (a) (b) (c) (d) (e)
AMONG L BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX

Comparison of Cumulative Five Year Total Return
DOLLARS
500
400
300
200
100
0
1/29/11
1/28/12
2/02/13
2/01/14
1/31/15
1/30/16
L Brands, Inc.
S&P 500 Index
S&P 500 Retailing

_______________

(a)	This table represents $100 invested in stock or in index at the closing price on January 29, 2011, including reinvestment of dividends.

(b)	The January 30, 2016 cumulative total return includes the $2 special dividend in March 2015.

(c)	The January 31, 2015 cumulative total return includes the $1 special dividend in March 2014.

(d)	The February 2, 2013 cumulative total return includes the $1 and $3 special dividends in September 2012 and December 2012, respectively.

(e)	The January 28, 2012 cumulative total return includes the $1 and $2 special dividends in May 2011 and December 2011, respectively.

The following table provides our repurchases of our common stock during the fourth quarter of 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2015	1,186	$92.22	1,177	$28,238
December 2015	7	95.87	—	28,238
January 2016	130	90.89	128	16,595
Total	1,323	92.10	1,305
 ________________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 17 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013 (a)	January 28, 2012
	(in millions)
Summary of Operations
Net Sales	$12,154	$11,454	$10,773	$10,459	$10,364
Gross Profit	5,204	4,808	4,429	4,386	4,057
Operating Income (b)	2,192	1,953	1,743	1,573	1,238
Net Income (c)	1,253	1,042	903	753	850
	(as a percentage of net sales)
Gross Profit	42.8%	42.0%	41.1%	41.9%	39.1%
Operating Income	18.0%	17.1%	16.2%	15.0%	11.9%
Net Income	10.3%	9.1%	8.4%	7.2%	8.2%

Per Share Results
Net Income Per Basic Share	$4.30	$3.57	$3.12	$2.60	$2.80
Net Income Per Diluted Share	$4.22	$3.50	$3.05	$2.54	$2.70
Dividends Per Share	$4.00	$2.36	$1.20	$5.00	$3.80
Weighted Average Diluted Shares Outstanding (in millions)	297	298	296	297	314

Other Financial Information	(in millions)
Cash and Cash Equivalents	$2,548	$1,681	$1,519	$773	$935
Total Assets (d) (e)	8,493	7,476	7,127	5,946	6,049
Working Capital (e)	2,281	1,520	1,296	638	791
Net Cash Provided by Operating Activities	1,869	1,786	1,248	1,351	1,266
Capital Expenditures	727	715	691	588	426
Long-term Debt (d)	5,715	4,722	4,711	4,425	3,438
Other Long-term Liabilities	904	820	770	818	780
Shareholders’ Equity (Deficit)	(259)	18	(370)	(1,015)	137

Comparable Store Sales Increase (f)	5%	4%	2%	6%	10%
Return on Average Assets (d) (e)	16%	14%	14%	13%	14%
Current Ratio (e)	2.2	1.9	1.7	1.4	1.5

Stores and Associates at End of Year
Number of Stores (g)	3,005	2,969	2,923	2,876	2,941
Selling Square Feet (in thousands) (g)	11,902	11,536	11,169	10,849	10,934
Number of Associates	87,900	80,100	94,600	99,400	97,000
 ________________

(a)	The fiscal year ended February 2, 2013 ("2012") represents a 53-week fiscal year.

(b)	Operating income includes the effect of the following items:

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

(c)	In addition to the items previously discussed in (b), net income includes the effect of the following items:

(i)	In 2015, a $69 million gain related to the divestiture of our remaining ownership interest in our third-party apparel sourcing business.

(ii)
In 2012, a $13 million gain related to $13 million in cash distributions from certain of our investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space.

(iii)
In 2011, a $147 million gain related to the charitable contribution of our remaining shares of Express to the Limited Brands Foundation; an $86 million gain related to the sale of Express common stock; and $56 million of favorable income tax benefits related to certain discrete tax matters.

For additional information on 2015 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
The effect of the items described in (b) and (c) above increased (decreased) earnings per share by $0.23 in 2015, $(0.38) in 2012 and $0.10 in 2011.

(d)
As further discussed in Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, prior year amounts have been recast to reflect the retrospective application of Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(e)
As further discussed in Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, prior year amounts have been recast to reflect the retrospective application of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.

(f)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable store sales for 2015, 2014, 2013 and 2011 were calculated on a 52 to 52 week basis and the percentage change in comparable store sales for 2012 was calculated on a 53 to 53 week basis. Comparable store sales attributable to our international stores are calculated on a constant currency basis.

(g)
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
Our operating results are generally impacted by economic changes and, therefore, we monitor the retail environment using, among other things, certain key industry performance indicators including competitor performance and mall traffic data. These can provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of key performance indicators including comparable store sales, gross profit, operating income and other performance metrics such as sales per average selling square foot and inventory per selling square foot in assessing our performance.
Executive Overview
We have a multi-year goal to grow our business and increase operating margins for our brands by focusing on these key business priorities:

•	Grow our business in North America;

•	Extend our core brands internationally; and

•	Focus on the fundamentals of our business including managing inventory, expenses and capital with discipline.
We also continue to focus on:

•	Attracting and retaining top talent;

•	Maintaining a strong cash and liquidity position while optimizing our capital structure; and

•	Returning value to our shareholders.
The following is a discussion of certain of our key business priorities:
Grow our business in North America
Our first focus is on the substantial growth opportunity in North America.
The core of Victoria’s Secret is bras and panties. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. We also have an opportunity to expand to accommodate the full Lingerie and PINK assortment to all of our stores. In 2016, we plan to increase our square footage at Victoria's Secret North America by about 4% through expansions of existing stores and the opening of approximately 13 net new Victoria's Secret stores primarily in the U.S. In our direct channel, we have the infrastructure in place to support growth well into the future. We believe our direct channel is an important form of brand advertising given the ubiquitous nature of the internet and our large customer file.
The core of Bath & Body Works is its personal care, soaps, sanitizers and home fragrance products which together make up the majority of sales and profits for the business. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. In 2016, we plan to increase our square footage at Bath & Body Works North America by about 5% through expansions of existing stores and the opening of approximately 27 net new Bath & Body Works stores (23 in the U.S. and 4 in Canada). Additionally, www.BathandBodyWorks.com continues to exhibit significant year-over-year growth.
Extend our core brands internationally
We believe there is substantial opportunity for international growth. We have separate, dedicated teams that have taken a methodical, "test and learn" approach to expansion. We began our international expansion with the acquisition of La Senza at the beginning of 2007, and we've continued to expand our presence outside of North America with a small number of experienced partners and a limited number of company-owned stores. In 2015, we accomplished the following:

•
Victoria's Secret Beauty and Accessories Stores—Our partners opened 83 net new Victoria’s Secret Beauty and Accessories stores, bringing the total to 373. These stores are located in local markets, airports and tourist destinations. These stores are focused on Victoria’s Secret branded beauty and accessory products and are operated by our partners. Our partners plan to open 70 to 85 net new Victoria’s Secret Beauty and Accessories stores in 2016.

•
Victoria’s Secret International Stores—We opened four company-owned Victoria’s Secret full-assortment stores in the U.K., bringing the total in the U.K. to 14. In 2016, we plan to open four additional Victoria’s Secret full-assortment stores and one PINK store in the U.K. Additionally, a partner opened three Victoria’s Secret full-assortment stores and two PINK stores in the Middle East in 2015, bringing the total to 19. Our partners plan to open 14 to 20 more stores in 2016, including four to six PINK stores.

•
Bath & Body Works International Stores—Our partners opened 45 net new Bath & Body Works stores in 2015 bringing the total in the Middle East, Latin America, Southeast Asia and Europe to 125. Our partners plan to open 52 to 72 additional stores in 2016.

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

2015 Overview
We had record performance in 2015. Our net sales increased $700 million to $12.154 billion driven by a comparable store sales increase of 5%. Our operating income increased $239 million to $2.192 billion and our operating income rate increased to 18.0% from 17.1% driven by growth in all segments.
For additional information related to our 2015 financial performance, see “Results of Operations – 2015 Compared to 2014.”
We also accomplished the following in 2015:

•	Increased earnings per share by 21% to $4.22;

•
Our capital expenditures of $727 million included $555 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth;

•	Continued to expand company-owned Victoria's Secret stores in the U.S., Canada and U.K. and company-owned Bath & Body Works stores in the U.S. and Canada; and

•	Continued to expand Bath & Body Works and Victoria’s Secret stores and Victoria’s Secret Beauty and Accessories stores with partners throughout the world.
We also are committed to returning value to our shareholders through a combination of dividends and share repurchase programs. During 2015, we paid $1.171 billion in regular and special dividends and repurchased $483 million of our common stock. Additionally, in February 2016, our Board of Directors announced an increase in our regular annual dividend to $2.40 per share, from $2 per share previously. The Board of Directors also declared a special dividend of $2 per share. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs. Since 2000, we have returned approximately $17 billion to shareholders through share repurchases and dividends.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-K, we have provided non-GAAP measurements which present operating income, net income and earnings per share in 2015 on an adjusted basis which removes certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	2015	2014	2013
Detail of Special Items included in Other Income - Income (Expense)
Gain on Divestiture of Third-party Apparel Sourcing Business (a)	$78	$—	$—
Total Special Items included in Other Income	$78	$—	$—

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax Effect of Special Items included in Other Income	$(9)	$—	$—
Total Special Items included in Provision for Income Taxes	$(9)	$—	$—

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$1,253	$1,042	$903
Special Items included in Net Income	(69)	—	—
Adjusted Net Income	$1,184	$1,042	$903

Reconciliation of Reported Earnings Per Share to Adjusted Earnings Per Share
Reported Earnings Per Share	$4.22	$3.50	$3.05
Special Items included in Earnings Per Share	(0.23)	—	—
Adjusted Earnings Per Share	$3.99	$3.50	$3.05
 ________________

(a)
In the first quarter of 2015, we divested our remaining ownership interest in our third-party apparel sourcing business. We received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). For additional information see Note 7, "Equity Investments and Other" included in Item 8. Financial Statements and Supplementary Data.

2016 Outlook
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance with respect to the financial management of our business. We will continue to manage our business carefully, and we will focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments and marketing, store and online experiences to our customers. We will look for, and capitalize on, those opportunities available to us. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well positioned heading into 2016.

Company-Owned Store Data
The following table compares 2015 company-owned store data to the comparable periods for 2014 and 2013:

				% Change
	2015	2014	2013	2015	2014
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$864	$836	$824	3%	1%
Bath & Body Works U.S.	815	774	725	5%	7%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$5,300	$5,061	$4,969	5%	2%
Bath & Body Works U.S.	1,933	1,828	1,714	6%	7%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,187	6,083	6,018	2%	1%
Bath & Body Works U.S.	2,382	2,359	2,364	1%	—%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,917	6,679	6,379	4%	5%
Bath & Body Works U.S.	3,749	3,675	3,685	2%	—%

The following table compares 2015 company-owned store data to the comparable periods for 2014 and 2013:

Number of Stores	2015	2014	2013
Victoria’s Secret U.S.
Beginning of Period	1,098	1,060	1,019
Opened	28	45	54
Closed	(8)	(7)	(13)
End of Period	1,118	1,098	1,060
Victoria’s Secret Canada
Beginning of Period	41	34	26
Opened	6	7	8
Closed	(1)	—	—
End of Period	46	41	34
Bath & Body Works U.S.
Beginning of Period	1,558	1,559	1,571
Opened	23	14	8
Closed	(7)	(15)	(20)
End of Period	1,574	1,558	1,559
Bath & Body Works Canada
Beginning of Period	88	79	71
Opened	10	10	8
Closed	—	(1)	—
End of Period	98	88	79
Victoria's Secret U.K.
Beginning of Period	10	5	2
Opened	4	5	3
Closed	—	—	—
End of Period	14	10	5
La Senza
Beginning of Period	145	157	158
Opened	1	—	—
Closed	(20)	(12)	(1)
End of Period	126	145	157
Henri Bendel
Beginning of Period	29	29	29
Opened	—	—	—
Closed	—	—	—
End of Period	29	29	29
Total
Beginning of Period	2,969	2,923	2,876
Opened	72	81	81
Closed	(36)	(35)	(34)
End of Period	3,005	2,969	2,923

Noncompany-Owned Store Data
The following table compares the 2015 noncompany-owned store data to the comparable periods for 2014 and 2013:

Number of Stores	2015	2014	2013
Victoria’s Secret Beauty & Accessories
Beginning of Period	290	198	108
Opened	88	99	95
Closed	(5)	(7)	(5)
End of Period	373	290	198
Victoria's Secret
Beginning of Period	14	4	3
Opened	5	10	1
Closed	—	—	—
End of Period	19	14	4
Bath & Body Works
Beginning of Period	80	55	38
Opened	47	26	17
Closed	(2)	(1)	—
End of Period	125	80	55
La Senza
Beginning of Period	266	331	339
Opened	5	6	28
Closed	(50)	(71)	(36)
End of Period	221	266	331
Total
Beginning of Period	650	588	488
Opened	145	141	141
Closed	(57)	(79)	(41)
End of Period	738	650	588

Results of Operations—2015 Compared to 2014
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2015 in comparison to 2014:

			Operating Income Rate
	2015	2014	2015	2014
	(in millions)
Victoria’s Secret	$1,391	$1,271	18.1%	17.6%
Bath & Body Works	858	737	23.9%	22.0%
Victoria's Secret and Bath & Body Works International	88	78	22.8%	23.2%
Other (a)	(145)	(133)	(28.5)%	(23.8)%
Total Operating Income	$2,192	$1,953	18.0%	17.1%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For 2015, operating income increased $239 million to $2.192 billion, and the operating income rate increased to 18.0% from 17.1%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2015 in comparison to 2014:

	2015	2014	% Change
	(in millions)
Victoria’s Secret Stores (a)	$6,112	$5,700	7%
Victoria’s Secret Direct	1,560	1,507	3%
Total Victoria’s Secret	7,672	7,207	6%
Bath & Body Works Stores (a)	3,225	3,048	6%
Bath & Body Works Direct	362	302	20%
Total Bath & Body Works	3,587	3,350	7%
Victoria's Secret and Bath & Body Works International (b)	385	336	15%
Other (c)	510	561	(9%)
Total Net Sales	$12,154	$11,454	6%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for 2014 to 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total

2014 Net Sales	$7,207	$3,350	$336	$561	$11,454
Comparable Store Sales	256	156	8	11	431
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	190	50	25	(20)	245
Foreign Currency Translation	(34)	(29)	(9)	(34)	(106)
Direct Channels	53	60	—	12	125
International Wholesale, Royalty and Other	—	—	25	(20)	5
2015 Net Sales	$7,672	$3,587	$385	$510	$12,154

The following table compares 2015 comparable store sales to 2014:

	2015	2014
Victoria’s Secret (a) (b)	5%	3%
Bath & Body Works (a) (b)	5%	6%
Total Comparable Store Sales (b) (c)	5%	4%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Comparable store sales attributable to our international stores are calculated on a constant currency basis.

(c)	Includes Victoria's Secret U.S., Victoria's Secret Canada, Bath & Body Works U.S., Bath & Body Works Canada, Victoria's Secret U.K., La Senza and Henri Bendel.
For 2015, our net sales increased $700 million to $12.154 billion, and comparable store sales increased 5%. The results by segment are as follows:
Victoria’s Secret
For 2015, net sales increased $465 million to $7.672 billion, and comparable store sales increased 5%. The net sales result was primarily driven by:

•
At Victoria's Secret Stores, net sales increased 7% due to the performance in PINK, core lingerie and sport driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution. These results were partially offset by a decrease in beauty driven by the repositioning of this category and the exit of make-up.

•
At Victoria's Secret Direct, net sales increased 3% due to the performance in PINK, core lingerie and sport driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. The results were partially offset by a decrease in non go-forward apparel.

The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions.
Bath & Body Works
For 2015, net sales increased $237 million to $3.587 billion, and comparable store sales increased 5%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness and innovation.
The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions.

Victoria's Secret and Bath & Body Works International
For 2015, net sales increased $49 million to $385 million primarily related to company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners. These results were partially offset by the negative impacts of foreign currency at Victoria’s Secret Beauty and Accessories and Victoria’s Secret U.K.
Other
For 2015, net sales decreased $51 million to $510 million primarily related to a decrease in net sales at La Senza due to store closures and the negative impacts of foreign currency.
Gross Profit
For 2015, our gross profit increased $396 million to $5.204 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 42.8% from 42.0% primarily as a result of:
Victoria’s Secret
For 2015, gross profit increased primarily driven by:

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
Bath & Body Works
For 2015, gross profit increased primarily driven by:

•
At Bath & Body Works Stores, gross profit increased due to higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and investments in store real estate.

•
At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in fulfillment costs as a result of the increase in net sales.

The gross profit rate increase was primarily driven by an increase in the merchandise margin rate due to favorable product pricing.
Victoria's Secret and Bath & Body Works International
For 2015, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales due to the opening of new stores.
The gross profit rate decrease was primarily driven by a decrease in the merchandise margin rate due to the negative impacts of foreign currency.
General, Administrative and Store Operating Expenses
For 2015, our general, administrative and store operating expenses increased $157 million to $3.012 billion primarily driven by an increase in store selling expenses related to higher sales volumes and investments in store selling to improve the customer experience.
The general, administrative and store operating expense rate decreased to 24.8% from 24.9% primarily due to leverage associated with higher net sales.

Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2015 and 2014:

	2015	2014
Average daily borrowings (in millions)	$5,005	$4,910
Average borrowing rate (in percentages)	6.7%	6.6%

For 2015, our interest expense increased $10 million to $334 million primarily due to an increase in average borrowings related to the October 2015 $1 billion note issuance.
Other Income
For 2015, our other income increased $69 million to $76 million primarily driven by a pre-tax gain of $78 million due to the divestiture of our remaining ownership interest in our third-party apparel sourcing business to Sycamore Partners.
Provision for Income Taxes
For 2015, our effective tax rate decreased to 35.2% from 36.3%. The 2015 and 2014 rates were lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate.
Results of Operations—Fourth Quarter of 2015 Compared to Fourth Quarter of 2014
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2015 in comparison to the fourth quarter of 2014:

	Fourth Quarter		Operating Income Rate
	2015	2014	2015	2014
	(in millions)
Victoria’s Secret	$594	$509	22.7%	21.2%
Bath & Body Works	487	449	32.1%	32.0%
Victoria's Secret and Bath & Body Works International	28	29	25.0%	27.9%
Other (a)	(31)	(30)	(20.7)%	(20.1)%
Total Operating Income	$1,078	$957	24.5%	23.5%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the fourth quarter of 2015, operating income increased $121 million to $1.078 billion, and the operating income rate increased to 24.5% from 23.5%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the fourth quarter of 2015 in comparison to the fourth quarter of 2014:

Fourth Quarter	2015	2014	% Change
	(in millions)
Victoria’s Secret Stores (a)	$2,047	$1,914	7%
Victoria’s Secret Direct	567	492	15%
Total Victoria’s Secret	2,614	2,406	9%
Bath & Body Works Stores (a)	1,362	1,277	7%
Bath & Body Works Direct	158	127	24%
Total Bath & Body Works	1,520	1,404	8%
Victoria's Secret and Bath & Body Works International (b)	112	106	6%
Other (c)	149	153	(3)%
Total Net Sales	$4,395	$4,069	8%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the fourth quarter of 2014 to the fourth quarter of 2015:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2014 Net Sales	$2,406	$1,404	$106	$153	$4,069
Comparable Store Sales	92	71	2	5	170
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	52	27	8	(3)	84
Foreign Currency Translation	(11)	(13)	(2)	(10)	(36)
Direct Channels	75	31	—	5	111
International, Wholesale, Royalty and Other	—	—	(2)	(1)	(3)
2015 Net Sales	$2,614	$1,520	$112	$149	$4,395

The following table compares fourth quarter of 2015 comparable store sales to fourth quarter of 2014:

Fourth Quarter	2015	2014
Victoria’s Secret (a) (b)	5%	4%
Bath & Body Works (a) (b)	6%	8%
Total Comparable Store Sales (b) (c)	6%	6%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Comparable store sales attributable to our international stores are calculated on a constant currency basis.

(c)	Includes Victoria's Secret U.S., Victoria's Secret Canada, Bath & Body Works U.S., Bath & Body Works Canada, Victoria's Secret U.K., La Senza and Henri Bendel.

For the fourth quarter of 2015, our net sales increased $326 million to $4.395 billion, and comparable store sales increased 6%. The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2015, net sales increased $208 million to $2.614 billion, and comparable store sales increased 5%. The net sales result was primarily driven by:

•
At Victoria’s Secret Stores, net sales increased 7% due to the performance in PINK, core lingerie and sleep driven by a compelling merchandise assortment that incorporated newness, innovation and fashion, as well as in-store execution. These results were partially offset by a decrease in beauty driven by the repositioning of this category.

•
At Victoria’s Secret Direct, net sales increased 15% due to the performance in PINK, core lingerie, sport and sleep driven by a compelling merchandise assortment that incorporated newness, innovation and fashion.

The increase in comparable store sales was driven by higher average dollar sales.
Bath & Body Works
For the fourth quarter of 2015, net sales increased $116 million to $1.520 billion, and comparable store sales increased 6%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers.
The increase in comparable store sales was driven by higher average dollar sales and an increase in total transactions.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2015, net sales increased $6 million to $112 million primarily related to company-owned Victoria's Secret stores in the U.K. and additional stores opened in other parts of the world by our partners. These results were partially offset by a decrease in net sales at our Victoria's Secret Beauty and Accessories business due to the negative impacts of foreign currency, repositioning of the beauty category and a general decline in travel retail and tourism.
Other
For the fourth quarter of 2015, net sales decreased $4 million to $149 million primarily related to a decrease in net sales at La Senza due to store closures and the negative impacts of foreign currency.
Gross Profit
For the fourth quarter of 2015, our gross profit increased $167 million to $2.002 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 45.6% from 45.1% primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2015, gross profit increased primarily driven by:

•
At Victoria's Secret Stores, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by investments in store real estate.

•
At Victoria's Secret Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales in our core categories as well as a decrease in buying and occupancy expenses due to a decrease in catalogue costs.

The gross profit rate increase was primarily driven by an increase in the merchandise margin rate at Victoria's Secret Direct due to increased sales in our core categories and a decrease in the buying and occupancy expense rate due to the leverage associated with the decrease in catalogue costs.
Bath & Body Works
For the fourth quarter of 2015, gross profit increased primarily driven by:

•
At Bath & Body Works Stores, gross profit increased due to higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin dollars was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by higher net sales and investments in store real estate.

•
At Bath & Body Works Direct, gross profit increased due to higher merchandise margin dollars as a result of the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in fulfillment costs as a result of the increase in net sales.

The gross profit rate increase was primarily driven by an increase in the merchandise margin rate due to favorable product pricing, partially offset by an increase in the buying and occupancy expense rate due to deleverage associated with the increase in occupancy expense mentioned above.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2015, gross profit decreased due to a decrease in the merchandise margin dollars at Victoria's Secret Beauty and Accessories due to the negative impacts of foreign currency, repositioning of the beauty category and a general decline in travel retail and tourism.
The gross profit rate decrease was primarily driven by a decrease in the merchandise margin rate due to the negative impacts of foreign currency at Victoria's Secret Beauty and Accessories.
General, Administrative and Store Operating Expenses
For the fourth quarter of 2015, our general, administrative and store operating expenses increased $46 million to $924 million primarily driven by an increase in store selling expenses related to higher sales volumes and investments in store selling to improve the customer experience.
The general, administrative and store operating expense rate decreased to 21.0% from 21.6% primarily due to leverage associated with higher net sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2015 and 2014:

Fourth Quarter	2015	2014
Average daily borrowings (in millions)	$5,756	$4,750
Average borrowing rate (in percentages)	6.8%	6.6%

For the fourth quarter of 2015, our interest expense increased $19 million to $97 million primarily due to an increase in average borrowings related to the October 2015 $1 billion note issuance as well as an increase in the average borrowing rate.
Provision for Income Taxes
For the fourth quarter of 2015, our effective tax rate decreased to 35.2% from 35.8%. The 2015 and 2014 rates were lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate.

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

(b)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Comparable store sales attributable to our international stores are calculated on a constant currency basis.

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

(b)
The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable store sales are calculated on a comparable calendar period. Comparable store sales attributable to our international stores are calculated on a constant currency basis.

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

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor to our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions and profit margins. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2015, we paid $1.171 billion in regular and special dividends and repurchased $483 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $356 million as of January 30, 2016. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.
The following table provides our long-term debt balance, net of debt issuance costs and unamortized discounts, as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$988	$—
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	991	989
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	990	988
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	496	496
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	493	496
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	396	395
Total Senior Unsecured Debt with Subsidiary Guarantee	$4,354	$3,364
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 (“2017 Notes”) (b)	$715	$713
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	348	348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297
Foreign Facilities	7	—
Total Senior Unsecured Debt	$1,367	$1,358
Total	$5,721	$4,722
Current Portion of Long-term Debt	(6)	—
Total Long-term Debt, Net of Current Portion	$5,715	$4,722
_______________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of January 30, 2016 and $8 million as of January 31, 2015.

(b)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $16 million as of January 30, 2016 and $15 million as of January 31, 2015.

In April 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires companies to recognize debt issuance costs related to recognized debt liabilities in the balance sheet as a direct deduction from the carrying amount of those debt liabilities, consistent with debt discounts. We elected to early adopt this standard effective January 30, 2016. Upon adoption, prior period financial statements were recast to present debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities consistent with the retrospective application required by the standard. The impact of the adoption of this standard is a decrease to Other Assets and

Long-term Debt on the Consolidated Balance Sheets of $47 million as of January 30, 2016 and $43 million as of January 31, 2015.
Issuance of Notes
In October 2015, we issued $1 billion of 6.875% notes due in November 2035. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the "Guarantors"). The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. These issuance costs are being amortized through the maturity date of November 2035 and are included within Long-term Debt on the January 30, 2016 Consolidated Balance Sheet.
In October 2013, we issued $500 million of 5.625% notes due in October 2023. The 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of October 2023 and are included within Long-term Debt on the Consolidated Balance Sheets.
Repayment of Notes
In November 2014, we repaid the remaining $213 million of our 5.25% Senior Unsecured Notes due November 2014 with cash on hand.
Revolving Facilities
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of January 30, 2016, we were in compliance with both of our financial covenants. The ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00, and no default or event of default existed.

During the second quarter of 2014 and the third quarter of 2013, we borrowed and repaid $5 million and $290 million, respectively, under the Revolving Facility. The maximum daily amount outstanding at any point in time during the second quarter of 2014 and third quarter of 2013 was $5 million and $140 million, respectively.
As of January 30, 2016, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility also supports our letter of credit program. We had $8 million of outstanding letters of credit as of January 30, 2016 that reduce our remaining availability under our amended credit agreements.
In addition to the Revolving Facility we maintain various revolving and term loan bank facilities with availability totaling $35 million to support our foreign operations ("Foreign Facilities"). These Foreign Facilities mature between November 15, 2016 and July 30, 2017.  The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During 2015, we borrowed $7 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2015 was $7 million. As of January 30, 2016, there were borrowings of $7 million outstanding under the Foreign Facilities.
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
In the past, we had entered into interest rate swap arrangements on the 2017 Notes. In 2012, we terminated these interest rate designated fair value hedges. The carrying values of the 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the maturity date of the Notes.
For information related to our fair value interest rate swap arrangements, see Note 11 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of January 30, 2016, January 31, 2015 and February 1, 2014:

	January 30, 2016	January 31, 2015	February 1, 2014
	(in millions)
Net Cash Provided by Operating Activities	$1,869	$1,786	$1,248
Capital Expenditures	727	715	691
Working Capital (a)	2,281	1,520	1,296
Capitalization:
Long-term Debt (b)	5,715	4,722	4,711
Shareholders’ Equity (Deficit)	(259)	18	(370)
Total Capitalization (b)	5,456	4,740	4,341
Remaining Amounts Available Under Credit Agreements (c)	992	981	992
 ________________

(a)
As further discussed in Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, prior year amounts have been recast to reflect the retrospective application of ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes.

(b)
As further discussed in Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, prior year amounts have been recast to reflect the retrospective application of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(c)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million, $19 million and $8 million as of January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

The following table provides certain measures of liquidity and capital resources as of January 30, 2016, January 31, 2015 and February 1, 2014:

	January 30, 2016	January 31, 2015	February 1, 2014
Debt-to-capitalization Ratio (a) (b)	105%	100%	109%
Cash Flow to Capital Investment (c)	257%	250%	181%
________________

(a)	Long-term debt divided by total capitalization

(b)
As further discussed in Note 2 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data, prior year amounts have been recast to reflect the retrospective application of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs.

(c)	Net cash provided by operating activities divided by capital expenditures

Credit Ratings
The following table provides our credit ratings as of January 30, 2016:

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
Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the fiscal years 2015, 2014 and 2013:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2015	2014	2013	2015	2014	2013
	(in millions)	(in thousands)			(in millions)
June 2015	$250	2,680	NA	NA	$233	NA	NA	$87.06
February 2015	250	2,788	NA	NA	250	NA	NA	$89.45
November 2012	250	NA	1,317	1,377	NA	$84	$63	$54.02
Total		5,468	1,317	1,377	$483	$84	$63
In June 2015, our Board of Directors approved a new $250 million share repurchase program, which included the $0.6 million remaining under the February 2015 repurchase program.
In February 2015, our Board of Directors approved a $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program.
There were no share repurchases reflected in Accounts Payable on the January 30, 2016 or January 31, 2015 Consolidated Balance Sheets.
Subsequent to January 30, 2016, our Board of Directors approved a new $500 million share repurchase program ("February 2016 repurchase program"), which included the $17 million remaining under the June 2015 repurchase program. We repurchased an additional 2.5 million shares of common stock for $211 million under the February 2016 repurchase program subsequent to January 30, 2016.
We use cash flow generated from operating activities and financing activities to fund our share repurchase programs. The timing and amount of any repurchases will be made in our discretion, taking into account a number of factors, including market conditions.

Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during the fiscal years 2015, 2014 and 2013:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2015
Fourth Quarter	$0.50	$—	$0.50	$145
Third Quarter	0.50	—	0.50	146
Second Quarter	0.50	—	0.50	146
First Quarter	0.50	2.00	2.50	734
2015 Total	$2.00	$2.00	$4.00	$1,171
2014
Fourth Quarter	$0.34	$—	$0.34	$100
Third Quarter	0.34	—	0.34	100
Second Quarter	0.34	—	0.34	99
First Quarter	0.34	1.00	1.34	392
2014 Total	$1.36	$1.00	$2.36	$691
2013
Fourth Quarter	$0.30	$—	$0.30	$88
Third Quarter	0.30	—	0.30	87
Second Quarter	0.30	—	0.30	87
First Quarter	0.30	—	0.30	87
2013 Total	$1.20	$—	$1.20	$349
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
Subsequent to January 30, 2016, our Board of Directors declared an increase in our first quarter 2016 ordinary dividend from $0.50 to $0.60 per share and a special dividend of $2 per share. Both dividends, totaling $748 million, were paid on March 4, 2016 to shareholders of record at the close of business on February 19, 2016.
Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014:

	2015	2014	2013
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,681	$1,519	$773
Net Cash Flows Provided by Operating Activities	1,869	1,786	1,248
Net Cash Flows Used for Investing Activities	(443)	(699)	(655)
Net Cash Flows Provided by (Used for) Financing Activities	(558)	(919)	154
Effect of Exchange Rate Changes on Cash	(1)	(6)	(1)
Net Increase in Cash and Cash Equivalents	867	162	746
Cash and Cash Equivalents, End of Year	$2,548	$1,681	$1,519

Operating Activities
Net cash provided by operating activities in 2015 was $1.869 billion, including net income of $1.253 billion. Net income included depreciation and amortization of $457 million, share-based compensation expense of $97 million, gain on divestiture of the third-party apparel sourcing business of $78 million and excess tax benefits from stock-based compensation of $70 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was an increase in operating cash flow associated with an increase in income taxes payable of $131 million.
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
Investing Activities
Net cash used for investing activities in 2015 was $443 million consisting primarily of $727 million of capital expenditures and purchases of marketable securities of $60 million, partially offset by proceeds from the sale of assets of $196 million, proceeds from the divestiture of the third-party apparel sourcing business for $85 million and proceeds from the sale of marketable securities of $50 million. The capital expenditures included $555 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
We anticipate spending approximately $900 million to $1 billion for capital expenditures in 2016 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 68 new company-owned stores in 2016, primarily in Canada and the U.S.
Financing Activities
Net cash used for financing activities in 2015 was $558 million consisting primarily of quarterly and special dividend payments totaling $4 per share, or $1.171 billion, and repurchases of common stock of $483 million. These were partially offset by the net proceeds of $988 million from the 2035 Notes issuance, excess tax benefits from share-based compensation of $70 million and proceeds from the exercise of stock options of $33 million.
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

Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 30, 2016:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$9,309	$385	$1,398	$1,497	$6,029	$—
Operating Lease Obligations (b)	4,753	640	1,171	972	1,970	—
Purchase Obligations (c)	1,185	1,134	42	8	1	—
Other Liabilities (d)	545	179	—	—	—	366
Total	$15,792	$2,338	$2,611	$2,477	$8,000	$366
________________

(a)
Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through January 30, 2016. For additional information, see Note 10 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

(d)
Other liabilities primarily include future payments relating to our nonqualified supplemental retirement plan of $274 million which have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. In addition, Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $178 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $92 million is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. For additional information, see Note 9 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $24 million related to lease payments of Express, Limited Stores and Dick’s Sporting Goods under the current terms of noncancelable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended.
The following table details the guaranteed lease payments during the next five fiscal years:

Fiscal Year (in millions)
2016	$8
2017	6
2018	4
2019	2
2020	2
Thereafter	2
Total	$24

Our guarantees related to Express and Limited Stores required fair value accounting in accordance with GAAP in effect at the time of these divestitures. Our guarantees related to Dick’s Sporting Goods were not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of that divestiture.

We have not recorded a liability with respect to any of these guarantee obligations as of January 30, 2016 as we concluded that payments under these guarantees were not probable.
In connection with our investment in ETC, in the second quarter of 2015, we provided a guarantee of payment to an interest rate swap counterparty for amounts owed by ETC, if any, upon settlement if ETC is unable to pay. Our estimated maximum potential loss from this guarantee is $77 million. We have not recorded a liability with respect to this guarantee obligation as we concluded that payment under this guarantee was not probable as of January 30, 2016. For additional information, see Note 7, "Equity Investments and Other" and Note 15, "Commitments and Contingencies" included in Item 8. Financial Statements and Supplemental Data.
In 2015, in connection with the sale and leaseback under noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $105 million. We recorded a liability of $3 million related to these guarantee obligations as of January 30, 2016 which is included in Other Long-term Liabilities on the Consolidated Balance Sheet.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).
Recently Issued Accounting Pronouncements
Revenue Recognition from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018, with early adoption as of fiscal 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating this standard, including the transition method and timing of adoption, and the related impact on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective beginning in fiscal 2019, with early adoption permitted. We are currently evaluating this standard, including the timing of adoption, and the related impact on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
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
We elected to early adopt this standard effective January 30, 2016. Upon adoption, prior period financial statements were recast as required by the standard to present debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities consistent with the retrospective application required by the standard. The impact of the adoption of this standard is a decrease to Other Assets and Long-term Debt on the Consolidated Balance Sheets of $47 million as of January 30, 2016 and $43 million as of January 31, 2015.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to present all deferred tax assets and liabilities as noncurrent in the balance sheet. This guidance will be effective beginning in fiscal 2017, and early adoption is permitted.
We elected to early adopt this standard effective January 30, 2016 using the retrospective application transition method as allowed by the standard. Upon adoption, prior period financial statements were recast to present all deferred tax asset and liabilities as noncurrent on the balance sheet. The impact of the adoption of this standard is a decrease in current deferred income tax assets on the Consolidated Balance Sheets of approximately $35 million as of January 30, 2016 and $33 million as of January 31, 2015; an increase in noncurrent deferred income tax assets of $8 million as of January 30, 2016 and January 31, 2015; and a decrease to noncurrent deferred income tax liabilities of $27 million as of January 30, 2016 and $25 million as of January 31, 2015 on the Consolidated Balance Sheets.
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $2 million for 2015. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $3 million for 2015.
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
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, we perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we then estimate the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. Our reporting units are determined in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. Our reporting units that have goodwill are Victoria's Secret Stores, Victoria's Secret Direct and Bath & Body Works.

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
Foreign Exchange Rate Risk
We have operations in foreign countries, which expose us to market risk associated with foreign currency exchange rate fluctuations. To mitigate the translation risk to our earnings and the fair value of our Canadian operations associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a cross-currency swap related to a Canadian dollar denominated intercompany loan. This cross-currency swap requires the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangement matures in January 2018 at the same time as the related loan. As a result of the Canadian dollar denominated intercompany loan and the related cross-currency swap, we do not believe there is any material translation risk to our Canadian net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate.
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
All of our long-term debt as of January 30, 2016 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of January 30, 2016, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2017 Notes and $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of January 30, 2016, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the principal value and fair value of long-term debt and swap arrangements as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Long-term Debt (a):
Principal Value	$5,750	$4,750
Fair Value, Estimated (b)	6,209	5,305
Cross-currency Swap Arrangements (c)	(27)	(21)
Fixed-to-Floating Interest Rate Swap Arrangements (c)	(11)	(12)
________________

(a)	The increase in the long-term debt is related to the October 2015 issuance of $1 billion notes due in November 2035.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an asset position.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
L BRANDS, INC.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2015, 2014 and 2013 refer to the 52-week periods ending January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2016. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 30, 2016.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 30, 2016.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders of L Brands, Inc.:

We have audited L Brands, Inc.'s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). L Brands, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, L Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of L Brands, Inc. as of January 30, 2016 and January 31, 2015, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended January 30, 2016 of L Brands, Inc., and our report dated March 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grandview Heights, Ohio
March 18, 2016

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of L Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of L Brands, Inc. as of January 30, 2016 and January 31, 2015, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended January 30, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L Brands, Inc. at January 30, 2016 and January 31, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L Brands, Inc.'s internal control over financial reporting as of January 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grandview Heights, Ohio
March 18, 2016

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2015	2014	2013
Net Sales	$12,154	$11,454	$10,773
Costs of Goods Sold, Buying and Occupancy	(6,950)	(6,646)	(6,344)
Gross Profit	5,204	4,808	4,429
General, Administrative and Store Operating Expenses	(3,012)	(2,855)	(2,686)
Operating Income	2,192	1,953	1,743
Interest Expense	(334)	(324)	(314)
Other Income	76	7	17
Income Before Income Taxes	1,934	1,636	1,446
Provision for Income Taxes	681	594	543
Net Income	$1,253	$1,042	$903
Net Income Per Basic Share	$4.30	$3.57	$3.12
Net Income Per Diluted Share	$4.22	$3.50	$3.05

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2015	2014	2013
Net Income	$1,253	$1,042	$903
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	14	(60)	(50)
Foreign Currency Translation	(23)	21	40
Unrealized Gain on Cash Flow Hedges	6	34	46
Unrealized Gain on Marketable Securities	8	—	—
Total Other Comprehensive Income (Loss), Net of Tax	5	(5)	36
Total Comprehensive Income	$1,258	$1,037	$939

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except per share amounts)

	January 30, 2016	January 31, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,548	$1,681
Accounts Receivable, Net	261	252
Inventories	1,122	1,036
Other	225	230
Total Current Assets	4,156	3,199
Property and Equipment, Net	2,330	2,277
Goodwill	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411
Deferred Income Taxes	30	24
Other Assets	248	247
Total Assets	$8,493	$7,476
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$668	$613
Accrued Expenses and Other	977	900
Current Portion of Long-term Debt	6	—
Income Taxes	224	166
Total Current Liabilities	1,875	1,679
Deferred Income Taxes	257	236
Long-term Debt	5,715	4,722
Other Long-term Liabilities	904	820
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 313 and 310 shares issued; 290 and 292 shares outstanding, respectively	156	155
Paid-in Capital	545	427
Accumulated Other Comprehensive Income	40	35
Retained Earnings	315	233
Less: Treasury Stock, at Average Cost; 23 and 18 shares, respectively	(1,315)	(832)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(259)	18
Noncontrolling Interest	1	1
Total Equity (Deficit)	(258)	19
Total Liabilities and Equity (Deficit)	$8,493	$7,476

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 2, 2013	289	$152	$186	$4	$(672)	$(685)	$1	$(1,014)
Net Income	—	—	—	—	903	—	—	903
Other Comprehensive Income	—	—	—	36	—	—	—	36
Total Comprehensive Income	—	—	—	36	903	—	—	939
Cash Dividends ($1.20 per share)	—	—	—	—	(349)	—	—	(349)
Repurchase of Common Stock	(1)	—	—	—	—	(63)	—	(63)
Exercise of Stock Options and Other	3	2	116	—	—	—	—	118
Balance, February 1, 2014	291	$154	$302	$40	$(118)	$(748)	$1	$(369)
Net Income	—	—	—	—	1,042	—	—	1,042
Other Comprehensive Income (Loss)	—	—	—	(5)	—	—	—	(5)
Total Comprehensive Income	—	—	—	(5)	1,042	—	—	1,037
Cash Dividends ($2.36 per share)	—	—	—	—	(691)	—	—	(691)
Repurchase of Common Stock	(1)	—	—	—	—	(84)	—	(84)
Exercise of Stock Options and Other	2	1	125	—	—	—	—	126
Balance, January 31, 2015	292	$155	$427	$35	$233	$(832)	$1	$19
Net Income	—	—	—	—	1,253	—	—	1,253
Other Comprehensive Income	—	—	—	5	—	—	—	5
Total Comprehensive Income	—	—	—	5	1,253	—	—	1,258
Cash Dividends ($4.00 per share)	—	—	—	—	(1,171)	—	—	(1,171)
Repurchase of Common Stock	(5)	—	—	—	—	(483)	—	(483)
Exercise of Stock Options and Other	3	1	118	—	—	—	—	119
Balance, January 30, 2016	290	$156	$545	$40	$315	$(1,315)	$1	$(258)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2015	2014	2013
Operating Activities
Net Income	$1,253	$1,042	$903
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	457	438	407
Amortization of Landlord Allowances	(42)	(40)	(39)
Deferred Income Taxes	11	50	18
Share-based Compensation Expense	97	90	85
Excess Tax Benefits from Share-based Compensation	(70)	(43)	(36)
Gain on Divestiture of Third-party Apparel Sourcing Business	(78)	—	—
Loss on Sale of Assets, Net	2	—	—
Changes in Assets and Liabilities:
Accounts Receivable	(10)	(9)	(43)
Inventories	(92)	121	(168)
Accounts Payable, Accrued Expenses and Other	49	90	1
Income Taxes Payable	131	(17)	74
Other Assets and Liabilities	161	64	46
Net Cash Provided by Operating Activities	1,869	1,786	1,248
Investing Activities
Capital Expenditures	(727)	(715)	(691)
Proceeds from Sale of Assets	196	—	—
Proceeds from Divestiture of Third-party Apparel Sourcing Business	85	—	—
Proceeds from Sale of Marketable Securities	50	—	—
Purchases of Marketable Securities	(60)	—	—
Return of Capital from Third-party Apparel Sourcing Business Investment	—	—	46
Other Investing Activities	13	16	(10)
Net Cash Used for Investing Activities	(443)	(699)	(655)
Financing Activities
Payments of Long-term Debt	—	(213)	—
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	988	—	495
Borrowings from Revolving Facilities	7	5	290
Repayments on Revolving Facilities	—	(5)	(290)
Repurchase of Common Stock	(483)	(87)	(60)
Dividends Paid	(1,171)	(691)	(349)
Excess Tax Benefits from Share-based Compensation	70	43	36
Proceeds from Exercise of Stock Options	33	35	32
Financing Costs and Other	(2)	(6)	—
Net Cash Provided by (Used for) Financing Activities	(558)	(919)	154
Effects of Exchange Rate Changes on Cash	(1)	(6)	(1)
Net Increase in Cash and Cash Equivalents	867	162	746
Cash and Cash Equivalents, Beginning of Year	1,681	1,519	773
Cash and Cash Equivalents, End of Year	$2,548	$1,681	$1,519

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2015”, “2014” and “2013” refer to the 52-week periods ending January 30, 2016, January 31, 2015 and February 1, 2014, respectively.
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
Third-party Apparel Sourcing Business
In the first quarter of 2015, the Company divested its remaining ownership interest in its third-party apparel sourcing business to Sycamore Partners. For additional information, see Note 7, “Equity Investments and Other.”
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which totaled $30 million as of January 30, 2016 and $42 million as of January 31, 2015, are included in Accounts Payable on the Consolidated Balance Sheets.
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
The Company also periodically reviews the relative credit standing of franchise, license and wholesale partners and other entities to which the Company grants credit terms in the normal course of business. The Company records an allowance for uncollectable accounts when it becomes probable that the counterparty will be unable to pay.

Marketable Equity Securities
In 2015, the Company invested $10 million in marketable equity securities which are classified as available-for-sale. The Company determines the appropriate classification of investments in equity securities at the acquisition date and re-evaluates the classification at each balance sheet date. This investment is recorded at fair value in other current assets on the January 30, 2016 Consolidated Balance Sheet, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Unrealized holding gains were $12 million as of January 30, 2016.
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
Advertising Costs
Advertising and catalogue costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and catalogue costs totaled $414 million for 2015, $436 million for 2014 and $452 million for 2013.
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
Goodwill and Intangible Assets
The Company has certain intangible assets resulting from business combinations and acquisitions that are recorded at cost. Intangible assets with finite lives are amortized on a straight-line basis over their respective estimated useful lives.
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

Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, the Company performs a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, the Company recognizes an impairment charge equal to the difference. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. The Company's reporting units that have goodwill are Victoria's Secret Stores, Victoria's Secret Direct and Bath & Body Works.
Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, the Company performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compares that value with its carrying amount and records an impairment charge, if any.
If future economic conditions are different than those projected by management, future impairment charges may be required.
Leases and Leasehold Improvements
The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon the store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements totaled $150 million as of January 30, 2016 and $142 million as of January 31, 2015. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company receives construction allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period), and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which totaled $212 million as of January 30, 2016 and $192 million as of January 31, 2015, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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

2. New Accounting Pronouncements
Revenue Recognition from Contracts with Customers
In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018, with early adoption as of fiscal 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating this standard, including the transition method and timing of adoption, and the related impact on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective beginning in fiscal 2019, with early adoption permitted. The Company is currently evaluating this standard, including the timing of adoption, and the related impact on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
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
The Company elected to early adopt this standard effective January 30, 2016. Upon adoption, prior period financial statements were recast as required by the standard to present debt issuance costs as a direct deduction from the carrying amount of the related debt liabilities consistent with the retrospective application required by the standard. The impact of the adoption of this standard is a decrease to Other Assets and Long-term Debt on the Consolidated Balance Sheets of $47 million as of January 30, 2016 and $43 million as of January 31, 2015.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to present all deferred tax assets and liabilities as noncurrent in the balance sheet. This guidance will be effective beginning in fiscal 2017, and early adoption is permitted.
The Company elected to early adopt this standard effective January 30, 2016 using the retrospective application transition method as allowed by the standard. Upon adoption, prior period financial statements were recast to present all deferred tax asset and liabilities as noncurrent on the balance sheet. The impact of the adoption of this standard is a decrease in current deferred income tax assets on the Consolidated Balance Sheets of approximately $35 million as of January 30, 2016 and $33 million as of January 31, 2015; an increase in noncurrent deferred income tax assets of $8 million as of January 30, 2016 and January 31, 2015; and a decrease to noncurrent deferred income tax liabilities of $27 million as of January 30, 2016 and $25 million as of January 31, 2015.

3. Earnings Per Share
Earnings per basic share are computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2015, 2014 and 2013:

	2015	2014	2013
	(in millions)
Weighted-average Common Shares:
Issued Shares	312	309	306
Treasury Shares	(21)	(17)	(16)
Basic Shares	291	292	290
Effect of Dilutive Options and Restricted Stock	6	6	6
Diluted Shares	297	298	296
Anti-dilutive Options and Awards (a)	1	1	1
 ________________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

4. Inventories
The following table provides details of inventories as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Finished Goods Merchandise	$1,014	$942
Raw Materials and Merchandise Components	108	94
Total Inventories	$1,122	$1,036

5. Property and Equipment, Net
The following table provides details of property and equipment, net as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Land	$108	$87
Buildings and Improvements	460	413
Furniture, Fixtures, Software and Equipment	3,181	3,169
Leasehold Improvements	1,809	1,647
Construction in Progress	81	164
Total	5,639	5,480
Accumulated Depreciation and Amortization	(3,309)	(3,203)
Property and Equipment, Net	$2,330	$2,277

Depreciation expense was $457 million in 2015, $438 million in 2014 and $406 million in 2013.
In 2015, the Company completed sale and leaseback transactions under noncancellable operating leases of certain assets with a carrying value of $177 million. The proceeds of $178 million from the sale of these assets are included in Proceeds from Sale of Assets within the Investing Activities section of the 2015 Consolidated Statement of Cash Flows. For additional information, see Note 15, "Commitments and Contingencies."

6. Goodwill, Trade Names and Other Intangible Assets, Net
Goodwill
The following table provides detail regarding the composition of goodwill for the fiscal years ended January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Victoria's Secret	$690	$690
Bath & Body Works	628	628
Goodwill	$1,318	$1,318

The Company tests for goodwill impairment at the reporting unit level. The Company's reporting units with goodwill balances at January 30, 2016 were Victoria's Secret Stores, Victoria's Secret Direct and Bath & Body Works.

Intangible Assets—Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names which are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. The following table provides additional detail regarding the composition of trade names as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Victoria's Secret	$246	$246
Bath & Body Works	165	165
Intangible Assets - Trade Names	$411	$411
Intangible Assets—Finite Lives
Intangible assets with finite lives represent certain trademarks and customer relationships. These assets were fully amortized in 2013, as such there was no amortization expense in 2014 and 2015. Amortization expense was $1 million for 2013.

7. Equity Investments and Other
Third-party Apparel Sourcing Business
In 2011, the Company divested a majority ownership interest in its third-party apparel sourcing business to affiliates of Sycamore Partners. In 2015, the Company divested its remaining ownership interest in its third-party apparel sourcing business to Sycamore Partners. The Company received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). The gain is included in Other Income in the 2015 Consolidated Statement of Income and the cash proceeds are included in Proceeds from Divestiture of the Third-party Apparel Sourcing Business within the Investing Activities section of the 2015 Consolidated Statement of Cash Flows.
In 2013 and 2014, the Company received $64 million and $2 million, respectively, in dividends from the third-party apparel sourcing business while accounted for under the equity method of accounting. These dividends reduced the Company's carrying value in the investment. In 2013, $46 million is included in Return of Capital from Third-party Apparel Sourcing Business Investment within the Investing Activities section of the 2013 Consolidated Statement of Cash Flows, and $18 million is included in Other Assets and Liabilities within the Operating Activities section of the 2013 Consolidated Statement of Cash Flows. In 2014, $2 million is included in Other Assets and Liabilities within the Operating Activities section of the 2014 Consolidated Statement of Cash Flows.
The Company's carrying value for this investment was $8 million as of January 31, 2015 and is included in Other Assets on the 2014 Consolidated Balance Sheet. The Company's share of net income (loss) from this investment is included in Other Income on the 2013 and 2014 Consolidated Statements of Income.

Easton Investments
The Company has land and other investments in Easton, a 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments totaled $86 million as of January 30, 2016 and $101 million as of January 31, 2015 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
In 2015, ETC entered into an interest rate swap with cash settlement due in February 2017. The Company provided a guarantee of payment to the counterparty for amounts owed by ETC, if any, upon settlement if ETC is unable to pay. The Company's estimated maximum potential loss from this guarantee is $77 million, which was determined primarily based upon the current interest rate and estimated fluctuations in future interest rates, developed using historical fluctuations in interest rates. The Company had no liability recorded with respect to this guarantee obligation as we concluded that payment under this guarantee was not probable as of January 30, 2016.
Also included in the Company's Easton investments is an equity interest in Easton Gateway, LLC ("EG"), an entity that owns and is developing a commercial shopping center in the Easton community. The Company’s investment in EG is accounted for using the equity method of accounting. The Company has a majority financial interest in EG, but another unaffiliated member manages the activities that most significantly impact the economic performance of EG including leasing, tenant relationships and maintenance of the center. Certain significant decisions regarding EG require the consent of the unaffiliated member in addition to the Company.

8. Accrued Expenses and Other
The following table provides additional information about the composition of accrued expenses and other as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$243	$227
Compensation, Payroll Taxes and Benefits	238	244
Interest	100	82
Taxes, Other than Income	76	71
Rent	48	28
Accrued Claims on Self-insured Activities	35	37
Returns Reserve	27	26
Other	210	185
Total Accrued Expenses and Other	$977	$900

9. Income Taxes
The following table provides the components of the Company’s provision for income taxes for 2015, 2014 and 2013:

	2015	2014	2013
	(in millions)
Current:
U.S. Federal	$553	$454	$407
U.S. State	96	69	90
Non-U.S.	21	21	28
Total	670	544	525
Deferred:
U.S. Federal	17	46	11
U.S. State	6	3	3
Non-U.S.	(12)	1	4
Total	11	50	18
Provision for Income Taxes	$681	$594	$543

The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $267 million, $152 million and $131 million for 2015, 2014 and 2013, respectively.
The Company's income taxes payable has been reduced by the excess tax benefits from employee stock plan awards. For stock options, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and exercise. For restricted stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company had net excess tax benefits from equity awards of $70 million, $43 million and $36 million in 2015, 2014 and 2013, respectively, which were reflected as increases to equity.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2015, 2014 and 2013:

	2015	2014	2013
Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	3.4%	3.6%	3.8%
Impact of Non-U.S. Operations	(1.7)%	(1.3)%	(1.4)%
Foreign Portion of the Divestiture of Third-party Apparel Sourcing Business	(0.9)%	—%	—%
Other Items, Net	(0.6)%	(1.0)%	0.1%
Effective Tax Rate	35.2%	36.3%	37.5%

Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of January 30, 2016 and January 31, 2015. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 30, 2016			January 31, 2015
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$54	$—	$54	$49	$—	$49
Non-qualified Retirement Plan	103	—	103	97	—	97
Property and Equipment	—	(330)	(330)	—	(283)	(283)
Goodwill	—	(15)	(15)	—	(15)	(15)
Trade Names and Other Intangibles	—	(141)	(141)	—	(139)	(139)
State Net Operating Loss Carryforwards	17	—	17	18	—	18
Non-U.S. Operating Loss Carryforwards	157	—	157	158	—	158
Valuation Allowance	(164)	—	(164)	(177)	—	(177)
Other, Net	92	—	92	80	—	80
Total Deferred Income Taxes	$259	$(486)	$(227)	$225	$(437)	$(212)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The impact of the adoption of this standard is a decrease in current deferred income tax assets on the Consolidated Balance Sheets of approximately $35 million as of January 30, 2016 and $33 million as of January 31, 2015; an increase in noncurrent deferred income tax assets of $8 million as of January 30, 2016 and January 31, 2015; and a decrease to noncurrent deferred income tax liabilities of $27 million as of January 30, 2016 and $25 million as of January 31, 2015. For additional information, see Note 2, "New Accounting Pronouncements."
As of January 30, 2016, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2016 through 2035. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided.
As of January 30, 2016, the Company had available for non-U.S. tax purposes net operating loss carryforwards which expire, if unused, in the years 2027 through 2035. For certain jurisdictions where the Company has determined that it is more likely than not that the net operating loss carryforwards will not be realized, a valuation allowance has been provided on those net operating loss carryforwards as well as other net deferred tax assets.

As of January 30, 2016, we have not provided deferred U.S. income taxes on approximately $454 million of undistributed earnings from non-U.S. subsidiaries. Any unrecognized deferred income tax liability resulting from these amounts is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income tax payments were $507 million for 2015, $526 million for 2014 and $468 million for 2013.

Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2015, 2014 and 2013, without interest and penalties:

	2015	2014	2013
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$193	$167	$185
Increases in Unrecognized Tax Benefits for Prior Years	8	16	39
Decreases in Unrecognized Tax Benefits for Prior Years	(3)	(14)	(54)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	54	36	37
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	—	(5)	(34)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(4)	(7)	(6)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$248	$193	$167

Of the $248 million, $193 million and $167 million of total unrecognized tax benefits at January 30, 2016, January 31, 2015, and February 1, 2014, respectively, approximately $217 million, $170 million and $143 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $178 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense of $7 million, $1 million and $4 million in 2015, 2014 and 2013, respectively. The Company has accrued approximately $38 million and $31 million for the payment of interest and penalties as of January 30, 2016 and January 31, 2015, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. At the end of 2015, the Company was subject to examination by the IRS for 2012 through 2014. The Company is also subject to various U.S. state and local income tax examinations for the years 2009 to 2014. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2005 to 2014. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

10. Long-term Debt
The following table provides the Company’s long-term debt balance, net of debt issuance costs and unamortized discounts, as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$988	$—
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	991	989
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	990	988
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	496	496
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	493	496
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	396	395
Total Senior Unsecured Debt with Subsidiary Guarantee	$4,354	$3,364
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 (“2017 Notes”) (b)	$715	$713
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	348	348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297
Foreign Facilities	7	—
Total Senior Unsecured Debt	$1,367	$1,358
Total	$5,721	$4,722
Current Portion of Long-term Debt	(6)	—
Total Long-term Debt, Net of Current Portion	$5,715	$4,722
_______________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of January 30, 2016 and $8 million as of January 31, 2015.

(b)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $16 million as of January 30, 2016 and $15 million as of January 31, 2015.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The impact of the adoption of this standard is a decrease to Other Assets and Long-term Debt on the Consolidated Balance Sheets of $47 million as of January 30, 2016 and $43 million as of January 31, 2015. For additional information, see Note 2, "New Accounting Pronouncements."
The following table provides principal payments due on long-term debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2016	$6
2017	701
2018	—
2019	500
2020	400
Thereafter	4,150

Cash paid for interest was $317 million in 2015, $328 million in 2014 and $300 million in 2013.
Issuance of Notes
In October 2015, the Company issued $1 billion of 6.875% notes due in November 2035. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the "Guarantors"). The proceeds from the issuance were $988 million, which were net of issuance costs of

$12 million. These issuance costs are being amortized through the maturity date of November 2035 and are included within Long-term Debt on the January 30, 2016 Consolidated Balance Sheet.
In October 2013, the Company issued $500 million of 5.625% notes due in October 2023. The 2023 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of October 2023 and are included within Long-term Debt on the Consolidated Balance Sheets.
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
In July 2014, the Company entered into an amendment and restatement ("Amendment") of its Revolving Facility. The Company incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of January 30, 2016, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
During the second quarter of 2014 and the third quarter of 2013, the Company borrowed and repaid $5 million and $290 million, respectively, under the Revolving Facility. The maximum daily amount outstanding at any point in time during the second quarter of 2014 and third quarter of 2013 was $5 million and $140 million, respectively.
As of January 30, 2016, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of January 30, 2016 that reduce its remaining availability under the Revolving Facility.
In addition to the Revolving Facility the Company maintains various revolving and term loan bank facilities with availability totaling $35 million to support its foreign operations ("Foreign Facilities"). These Foreign Facilities mature between November 15, 2016 and July 30, 2017.  The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During 2015, the Company borrowed $7 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2015 was $7 million. As of January 30, 2016, there were borrowings of $7 million outstanding under the Foreign Facilities.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 11, “Derivative Instruments.”

11. Derivative Instruments
Foreign Exchange Risk
In January 2007, the Company entered into a series of cross-currency swaps related to approximately CAD$470 million of intercompany loans. These cross-currency swaps mitigate the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company’s Canadian operations. The cross-currency swaps require the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The cross-currency swap related to approximately CAD$170 million matures in January 2018 at the same time as the related loan and is designated as a cash flow hedge of foreign currency exchange risk. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans.
In November 2014, the Company terminated the cross-currency swap of CAD$200 million related to the intercompany loan maturing in January 2015 and January 2017. The Company paid $4 million to settle the swaps. This $4 million expense related to the settlement of the swaps, as well as the foreign currency gains on these intercompany loans of $6 million, were recognized in earnings in the fourth quarter of 2014.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Other Long-term Assets	$27	$21

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for 2015 and 2014:

	Location	2015	2014
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$6	$34
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	14	(60)
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
In the past, the Company had entered into interest rate swap arrangements on the 2017 Notes. In 2012, the Company terminated these interest rate designated fair value hedges. The carrying values of the 2017 Notes include unamortized hedge settlements which are amortized as a reduction to interest expense through the maturity date of the Notes.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Other Assets	$11	$12

12. Fair Value Measurements
The following table provides a summary of the principal value and fair value of long-term debt as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Principal Value	$5,750	$4,750
Fair Value (a)	6,209	5,305
________________

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosure. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of January 30, 2016 and January 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of January 30, 2016
Assets:
Cash and Cash Equivalents	$2,548	$—	$—	$2,548
Marketable Securities	22	—	—	22
Interest Rate Designated Fair Value Hedges	—	11	—	11
Cross-currency Cash Flow Hedges	—	27	—	27
As of January 31, 2015
Assets:
Cash and Cash Equivalents	$1,681	$—	$—	$1,681
Interest Rate Designated Fair Value Hedges	—	12	—	12
Cross-currency Cash Flow Hedges	—	21	—	21
Liabilities:
Lease Guarantees	—	—	1	1

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. In 2015, the Company invested in marketable equity securities. These securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
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

The following table provides a reconciliation of the Company’s lease guarantees measured at fair value on a recurring basis using unobservable inputs (Level 3) for 2015 and 2014:

	2015	2014
	(in millions)
Beginning Balance	$1	$1
Change in Estimated Fair Value Reported in Earnings	(1)	—
Ending Balance	$—	$1

The Company’s lease guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of certain businesses. The fair value of these lease guarantees is impacted by economic conditions, probability of rent obligation payments, period of obligation as well as the discount rate utilized. For additional information, see Note 15, “Commitments and Contingencies.”

13. Comprehensive Income
Comprehensive Income includes gains and losses on derivative instruments, unrealized holding gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income in the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity (Deficit).
The following table provides the rollforward of accumulated other comprehensive income for 2015:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 31, 2015	$51	$(16)	$—	$35
Other Comprehensive Income (Loss) Before Reclassifications	(23)	6	8	(9)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	14	—	14
Current-period Other Comprehensive Income (Loss)	(23)	20	8	5
Balance as of January 30, 2016	$28	$4	$8	$40
The following table provides the rollforward of accumulated other comprehensive income for 2014:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2014	$30	$10	$—	$40
Other Comprehensive Income (Loss) Before Reclassifications	21	34	—	55
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(60)	—	(60)
Current-period Other Comprehensive Income (Loss)	21	(26)	—	(5)
Balance as of January 31, 2015	$51	$(16)	$—	$35

The components of accumulated other comprehensive income (loss) above are presented net of tax as applicable.

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for 2015:

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Location on Consolidated Statements of Income
	2015	2014
	(in millions)
Cash Flow Hedges	$14	$(60)	Other Income
	—	—	Provision for Income Taxes
	$14	$(60)	Net Income

14. Leases
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
The following table provides rent expense for 2015, 2014 and 2013:

	2015	2014	2013
	(in millions)
Store Rent:
Fixed Minimum	$535	$516	$482
Contingent	73	63	59
Total Store Rent	608	579	541
Office, Equipment and Other	77	68	72
Gross Rent Expense	685	647	613
Sublease Rental Income	(2)	(2)	(2)
Total Rent Expense	$683	$645	$611

The following table provides the Company’s minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2016	$640
2017	625
2018	546
2019	500
2020	472
Thereafter	1,970
 ________________

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.

15. Commitments and Contingencies
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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $24 million related to lease payments of Express, Limited Stores and Dick’s Sporting Goods under the current terms of noncancelable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended.
The Company’s guarantees related to Express and Limited Stores required fair value accounting in accordance with GAAP in effect at the time of these divestitures. The Company’s guarantees related to Dick’s Sporting Goods were not subject to fair value accounting, but require that a loss be accrued when probable and reasonably estimable based on GAAP in effect at the time of that divestiture. A liability of $1 million was recorded for these guarantees as of January 31, 2015, and is included in Other Long-term Liabilities on the Consolidated Balance Sheet. The Company had no liability recorded with respect to any of these guarantee obligations as of January 30, 2016 as it concluded that payments under these guarantees were not probable.
In 2015, in connection with the Company's investment in ETC, the Company provided a guarantee of payment to an interest rate swap counterparty for amounts owed by ETC, if any, upon settlement in February 2017. The Company has not recorded a liability with respect to this guarantee obligation as it concluded that payment under this guarantee was not probable as of January 30, 2016. For additional information, see Note 7, "Equity Investments and Other."
In 2015, in connection with the sale and leaseback under noncancellable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $105 million. The Company recorded a liability of $3 million related to these guarantee obligations as of January 30, 2016, included in Other Long-term Liabilities on the Consolidated Balance Sheet.

16. Retirement Benefits
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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $64 million for 2015, $59 million for 2014 and $56 million for 2013.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors, prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years.

The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of January 30, 2016 and January 31, 2015:

	January 30, 2016	January 31, 2015
	(in millions)
Balance at Beginning of Year	$257	$243
Contributions:
Associate	15	10
Company	17	10
Interest	13	14
Distributions	(28)	(20)
Balance at End of Year	$274	$257
Total expense recognized related to the non-qualified plan was $30 million for 2015, $24 million for 2014 and $22 million for 2013.

17. Shareholders’ Equity (Deficit)
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the fiscal years 2015, 2014 and 2013:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2015	2014	2013	2015	2014	2013
	(in millions)	(in thousands)			(in millions)
June 2015	$250	2,680	NA	NA	$233	NA	NA	$87.06
February 2015	250	2,788	NA	NA	250	NA	NA	$89.45
November 2012	250	NA	1,317	1,377	NA	$84	$63	$54.02
Total		5,468	1,317	1,377	$483	$84	$63
In June 2015, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $0.6 million remaining under the February 2015 repurchase program.
In February 2015, the Company's Board of Directors approved a $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program.
There were no share repurchases reflected in Accounts Payable on the January 30, 2016 or January 31, 2015 Consolidated Balance Sheets.
Subsequent to January 30, 2016, the Company's Board of Directors approved a new $500 million share repurchase program, which included the $17 million remaining under the June 2015 repurchase program. The Company repurchased an additional 2.5 million shares of common stock for $211 million under the February 2016 repurchase program subsequent to January 30, 2016.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the fiscal years 2015, 2014 and 2013:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2015
Fourth Quarter	$0.50	$—	$0.50	$145
Third Quarter	0.50	—	0.50	146
Second Quarter	0.50	—	0.50	146
First Quarter	0.50	2.00	2.50	734
2015 Total	$2.00	$2.00	$4.00	$1,171
2014
Fourth Quarter	$0.34	$—	$0.34	$100
Third Quarter	0.34	—	0.34	100
Second Quarter	0.34	—	0.34	99
First Quarter	0.34	1.00	1.34	392
2014 Total	$1.36	$1.00	$2.36	$691
2013
Fourth Quarter	$0.30	$—	$0.30	$88
Third Quarter	0.30	—	0.30	87
Second Quarter	0.30	—	0.30	87
First Quarter	0.30	—	0.30	87
2013 Total	$1.20	$—	$1.20	$349
Subsequent to January 30, 2016, the Board of Directors declared an increase in the first quarter 2016 ordinary dividend from $0.50 to $0.60 per share and a special dividend of $2 per share. Both dividends, totaling $748 million, were paid on March 4, 2016 to shareholders of record at the close of business on February 19, 2016.

18. Share-based Compensation
Plan Summary
In 2015, the Company's shareholders approved the 2015 Stock Option and Performance Incentive Plan ("2015 Plan"). The 2015 Plan replaces the 2011 Stock Option and Performance Incentive Plan. The 2015 plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of 10 years. Stock options generally vest ratably over 3 to 5 years. Restricted stock generally vests (the restrictions lapse) at the end of a three-year period or on a graded basis over a five-year period.
Under the Company’s plans, approximately 156 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 17 million options and shares were available for grant as of January 30, 2016.
From time to time the Company's Board of Directors will declare special dividends. For additional information, see Note 17, "Shareholders' Equity (Deficit)." In accordance with the anti-dilutive provisions of the stock plan, in these circumstances the Company adjusts both the exercise price and the number of share-based awards outstanding as of the record date of the special dividends. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price are approximately equal immediately before and after the adjustments. Therefore, no compensation expense is recognized.

Stock Options
The following table provides the Company’s stock option activity for the fiscal year ended January 30, 2016:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of January 31, 2015	5,773	$34.93
Granted	797	93.40
Exercised	(1,060)	32.83
Cancelled	(146)	58.53
Adjustment for Special Dividend	127
Outstanding as of January 30, 2016	5,491	$42.40	6.03	$295,190
Vested and Expected to Vest as of January 30, 2016 (a)	5,353	41.60	5.96	292,021
Options Exercisable as of January 30, 2016	2,897	24.16	4.25	208,534
 ________________

(a)	The number of options expected to vest includes an estimate of expected forfeitures.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $63 million for 2015, $52 million for 2014 and $69 million for 2013.
The total fair value at grant date of option awards vested was $11 million for 2015 and 2014 and $10 million for 2013.
The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $19 million as of January 30, 2016. This cost is expected to be recognized over a weighted-average period of 3.0 years.
The weighted-average estimated fair value of stock options granted was $15.27 per share for 2015, $11.74 per share for 2014 and $9.71 per share for 2013.
Cash received from stock options exercised was $33 million for 2015, $35 million for 2014 and $32 million for 2013. Tax benefits realized from tax deductions associated with stock options exercised were $20 million for 2015, $21 million for 2014 and $14 million for 2013.
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
The following table contains the weighted-average assumptions used during 2015, 2014 and 2013:

	2015	2014	2013
Expected Volatility	26%	30%	35%
Risk-free Interest Rate	1.1%	1.4%	0.8%
Dividend Yield	2.7%	3.0%	3.4%
Expected Life (in years)	4.5	4.6	4.7

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

Restricted Stock
The following table provides the Company’s restricted stock activity for the fiscal year ended January 30, 2016:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of January 31, 2015	6,773	$41.06
Granted	1,488	85.61
Vested	(2,342)	34.01
Cancelled	(277)	57.88
Adjustment for Special Dividend	149	N/A
Unvested as of January 30, 2016	5,791	54.41

The Company’s total intrinsic value of restricted stock vested was $217 million for 2015, $128 million for 2014 and $106 million for 2013.
The Company’s total fair value at grant date of awards vested was $80 million for 2015, $56 million for 2014 and $40 million for 2013. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.
As of January 30, 2016, there was $129 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.7 years.
Tax benefits realized from tax deductions associated with restricted stock vested were $82 million for 2015, $46 million for 2014 and $40 million for 2013.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2015, 2014 and 2013:

	2015	2014	2013
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$27	$24	$22
General, Administrative and Store Operating Expenses	70	66	63
Total Share-based Compensation Expense	$97	$90	$85

Share-based compensation expense is based on awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and adjusts, if necessary, in subsequent periods based on historical experience and expected future termination rates.
The tax benefit associated with recognized share-based compensation expense was $33 million for 2015, $30 million for 2014 and $29 million for 2013.

19. Segment Information
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
The following table provides the Company’s segment information as of and for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
January 30, 2016
Net Sales	$7,672	$3,587	$385	$510	$12,154
Depreciation and Amortization	218	70	16	111	415
Operating Income (Loss)	1,391	858	88	(145)	2,192
Total Assets (a)	3,163	1,556	436	3,338	8,493
Capital Expenditures	411	166	33	117	727
January 31, 2015
Net Sales	$7,207	$3,350	$336	$561	$11,454
Depreciation and Amortization	198	65	16	119	398
Operating Income (Loss)	1,271	737	78	(133)	1,953
Total Assets (a) (b)	2,950	1,365	369	2,792	7,476
Capital Expenditures	446	77	37	155	715
February 1, 2014
Net Sales	$6,884	$3,118	$222	$549	$10,773
Depreciation and Amortization	175	65	9	119	368
Operating Income (Loss)	1,153	648	38	(96)	1,743
Total Assets (a) (b)	2,811	1,369	290	2,658	7,128
Capital Expenditures	444	80	33	134	691
________________

(a)	Assets are allocated to the operating segments based on decision making authority relevant to the applicable assets.

(b)
Amounts have been recast to reflect the retrospective application of ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. For additional information, see Note 2, "New Accounting Pronouncements."

The Company’s international sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company's international sales across all segments totaled $1.314 billion in 2015, $1.349 billion in 2014 and $1.212 billion in 2013. The Company’s internationally based long-lived assets were $319 million as of January 30, 2016 and $293 million as of January 31, 2015.

20. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2015:

	Fiscal Quarter Ended
	May 2, 2015 (a)	August 1, 2015	October 31, 2015	January 30, 2016
	(in millions except per share data)
Net Sales	$2,512	$2,765	$2,482	$4,395
Gross Profit	1,056	1,114	1,031	2,002
Operating Income	372	403	339	1,078
Income Before Income Taxes	369	323	260	982
Net Income	250	202	164	636
Net Income Per Basic Share (b)	$0.86	$0.69	$0.56	$2.19
Net Income Per Diluted Share (b)	$0.84	$0.68	$0.55	$2.15
 ________________

(a)	Includes the effect of a pre-tax gain of $78 million ($69 million net of tax) included in other income, related to the sale of our remaining interest in the third-party apparel sourcing business.

(b)
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

21. Code of Conduct, Related Person Transaction Policy and Associated Matters
The Company has a code of conduct that is applicable to all employees of the Company, including the CEO and Chief Financial Officer, and to members of the Board of Directors. Any amendments to the code or any waivers from any provisions of the code granted to executive officers or directors will be promptly disclosed to stockholders through posting on the Company’s website at www.lb.com.
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

22. Subsequent Events
Subsequent to January 30, 2016, the Company's Board of Directors approved a new $500 million share repurchase program, which included the $17 million remaining under the June 2015 repurchase program. The Company repurchased an additional 2.5 million shares of common stock for $211 million under the February 2016 repurchase program subsequent to January 30, 2016. Additionally, the Company declared the first quarter 2016 ordinary dividend of $0.60 per share and a special dividend of $2 per share. The dividends totaled $748 million. For additional information, see Note 17, "Shareholders' Equity (Deficit)."

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of January 30, 2016 and January 31, 2015 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the years ended January 30, 2016, January 31, 2015 and February 1, 2014. The Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, effective January 30, 2016. As such, amounts for all periods presented have been recast to include the retrospective application of these standards. For additional information, see Note 2, "New Accounting Pronouncements."

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	January 30, 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$2,190	$358	$—	$2,548
Accounts Receivable, Net	1	202	58	—	261
Inventories	—	978	144	—	1,122
Other	—	115	110	—	225
Total Current Assets	1	3,485	670	—	4,156
Property and Equipment, Net	—	1,574	756	—	2,330
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	5,368	13,649	1,242	(20,259)	—
Deferred Income Taxes	—	11	19	—	30
Other Assets	141	40	679	(612)	248
Total Assets	$5,510	$20,488	$3,366	$(20,871)	$8,493
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$333	$335	$—	$668
Accrued Expenses and Other	100	519	358	—	977
Current Portion of Long-term Debt	—	—	6	—	6
Income Taxes	(3)	237	(10)	—	224
Total Current Liabilities	97	1,089	689	—	1,875
Deferred Income Taxes	(3)	(86)	346	—	257
Long-term Debt	5,714	597	1	(597)	5,715
Other Long-term Liabilities	—	670	248	(14)	904
Total Equity (Deficit)	(298)	18,218	2,082	(20,260)	(258)
Total Liabilities and Equity (Deficit)	$5,510	$20,488	$3,366	$(20,871)	$8,493

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	January 31, 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,462	$219	$—	$1,681
Accounts Receivable, Net	1	197	54	—	252
Inventories	—	919	117	—	1,036
Other	—	146	84	—	230
Total Current Assets	1	2,724	474	—	3,199
Property and Equipment, Net	—	1,385	892	—	2,277
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,635	14,003	1,405	(20,043)	—
Deferred Income Taxes	—	9	15	—	24
Other Assets	145	30	682	(610)	247
Total Assets	$4,781	$19,880	$3,468	$(20,653)	$7,476
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$300	$313	$—	$613
Accrued Expenses and Other	83	495	322	—	900
Income Taxes	(4)	183	(13)	—	166
Total Current Liabilities	79	978	622	—	1,679
Deferred Income Taxes	(4)	(62)	302	—	236
Long-term Debt	4,722	597	—	(597)	4,722
Other Long-term Liabilities	—	609	224	(13)	820
Total Equity (Deficit)	(16)	17,758	2,320	(20,043)	19
Total Liabilities and Equity (Deficit)	$4,781	$19,880	$3,468	$(20,653)	$7,476

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2015
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$11,475	$3,570	$(2,891)	$12,154
Costs of Goods Sold, Buying and Occupancy	—	(6,843)	(2,858)	2,751	(6,950)
Gross Profit	—	4,632	712	(140)	5,204
General, Administrative and Store Operating Expenses	(12)	(2,688)	(440)	128	(3,012)
Operating Income (Loss)	(12)	1,944	272	(12)	2,192
Interest Expense	(334)	(38)	(9)	47	(334)
Other Income	—	5	71	—	76
Income (Loss) Before Income Taxes	(346)	1,911	334	35	1,934
Provision (Benefit) for Income Taxes	(2)	478	205	—	681
Equity in Earnings, Net of Tax	1,597	94	348	(2,039)	—
Net Income (Loss)	$1,253	$1,527	$477	$(2,004)	$1,253

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2015
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$1,253	$1,527	$477	$(2,004)	$1,253
Other Comprehensive Income (Loss), Net of Tax:
Reclassification of Cash Flow Hedges to Earnings	—	—	14	—	14
Foreign Currency Translation	—	—	(23)	—	(23)
Unrealized Gain on Cash Flow Hedges	—	—	6	—	6
Unrealized Gain on Marketable Securities	—	—	8	—	8
Total Other Comprehensive Income (Loss), Net of Tax	—	—	5	—	5
Total Comprehensive Income	$1,253	$1,527	$482	$(2,004)	$1,258

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2014
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$10,711	$3,343	$(2,600)	$11,454
Costs of Goods Sold, Buying and Occupancy	—	(6,449)	(2,611)	2,414	(6,646)
Gross Profit	—	4,262	732	(186)	4,808
General, Administrative and Store Operating Expenses	(6)	(2,538)	(446)	135	(2,855)
Operating Income (Loss)	(6)	1,724	286	(51)	1,953
Interest Expense	(324)	(35)	(9)	44	(324)
Other Income	1	—	6	—	7
Income (Loss) Before Income Taxes	(329)	1,689	283	(7)	1,636
Provision (Benefit) for Income Taxes	(3)	385	212	—	594
Equity in Earnings, Net of Tax	1,368	46	316	(1,730)	—
Net Income (Loss)	$1,042	$1,350	$387	$(1,737)	$1,042

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2013
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$10,047	$3,190	$(2,464)	$10,773
Costs of Goods Sold, Buying and Occupancy	—	(6,096)	(2,598)	2,350	(6,344)
Gross Profit	—	3,951	592	(114)	4,429
General, Administrative and Store Operating Expenses	(5)	(2,403)	(394)	116	(2,686)
Operating Income (Loss)	(5)	1,548	198	2	1,743
Interest Expense	(314)	(28)	(11)	39	(314)
Other Income	—	—	17	—	17
Income (Loss) Before Income Taxes	(319)	1,520	204	41	1,446
Provision (Benefit) for Income Taxes	—	305	238	—	543
Equity in Earnings, Net of Tax	1,222	118	462	(1,802)	—
Net Income (Loss)	$903	$1,333	$428	$(1,761)	$903

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2015
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(322)	$1,835	$356	$—	$1,869
Investing Activities:
Capital Expenditures	—	(506)	(221)	—	(727)
Proceeds from Sale of Assets	—	—	196	—	196
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	1	84	—	85
Proceeds from Sale of Marketable Securities	—	50	—	—	50
Purchases of Marketable Securities	—	(50)	(10)	—	(60)
Other Investing Activities	—	—	13	—	13
Net Cash Used for Investing Activities	—	(505)	62	—	(443)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	988	—	—	—	988
Borrowings from Revolving Facilities	—	—	7	—	7
Repurchase of Common Stock	(483)	—	—	—	(483)
Dividends Paid	(1,171)	—	—	—	(1,171)
Excess Tax Benefits from Share-based Compensation	—	62	8	—	70
Net Financing Activities and Advances to/from Consolidated Affiliates	955	(662)	(293)	—	—
Proceeds From Exercise of Stock Options	33	—	—	—	33
Financing Costs and Other	—	(2)	—	—	(2)
Net Cash Provided by (Used for) Financing Activities	322	(602)	(278)	—	(558)
Effects of Exchange Rate Changes on Cash	—	—	(1)	—	(1)
Net Increase in Cash and Cash Equivalents	—	728	139	—	867
Cash and Cash Equivalents, Beginning of Year	—	1,462	219	—	1,681
Cash and Cash Equivalents, End of Year	$—	$2,190	$358	$—	$2,548

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2014
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(333)	$1,677	$442	$—	$1,786
Investing Activities:
Capital Expenditures	—	(486)	(229)	—	(715)
Other Investing Activities	—	(1)	17	—	16
Net Cash Used for Investing Activities	—	(487)	(212)	—	(699)
Financing Activities:
Payments of Long-term Debt	(213)	—	—	—	(213)
Borrowings from Revolving Facilities	—	—	5	—	5
Repayments on Revolving Facilities	—	—	(5)	—	(5)
Repurchase of Common Stock	(87)	—	—	—	(87)
Dividends Paid	(691)	—	—	—	(691)
Excess Tax Benefits from Share-based Compensation	—	37	6	—	43
Net Financing Activities and Advances to/from Consolidated Affiliates	1,295	(1,118)	(177)	—	—
Proceeds From Exercise of Stock Options	35	—	—	—	35
Financing Costs and Other	(6)	—	—	—	(6)
Net Cash Provided by (Used for) Financing Activities	333	(1,081)	(171)	—	(919)
Effects of Exchange Rate Changes on Cash	—	—	(6)	—	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	—	109	53	—	162
Cash and Cash Equivalents, Beginning of Year	—	1,353	166	—	1,519
Cash and Cash Equivalents, End of Year	$—	$1,462	$219	$—	$1,681

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2013
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(302)	$1,323	$227	$—	$1,248
Investing Activities:
Capital Expenditures	—	(475)	(216)	—	(691)
Return of Capital from Third-party Apparel Sourcing Business Investment	—	—	46	—	46
Other Investing Activities	—	—	(10)	—	(10)
Net Cash Used for Investing Activities	—	(475)	(180)	—	(655)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	495	—	—	—	495
Borrowings from Revolving Facilities	290	—	—	—	290
Repayments on Revolving Facilities	(290)	—	—	—	(290)
Repurchase of Common Stock	(60)	—	—	—	(60)
Dividends Paid	(349)	—	—	—	(349)
Excess Tax Benefits from Share-based Compensation	—	31	5	—	36
Net Financing Activities and Advances to/from Consolidated Affiliates	184	57	(241)	—	—
Proceeds From Exercise of Stock Options	32	—	—	—	32
Net Cash Provided by (Used for) Financing Activities	302	88	(236)	—	154
Effects of Exchange Rate Changes on Cash	—	—	(1)	—	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	—	936	(190)	—	746
Cash and Cash Equivalents, Beginning of Year	—	417	356	—	773
Cash and Cash Equivalents, End of Year	$—	$1,353	$166	$—	$1,519

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 30, 2016 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 30, 2016 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes share and exercise price information about L Brands’ equity compensation plans as of January 30, 2016.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	11,989,870	$42.40	(2)	16,690,069
Equity compensation plans not approved by security holders	—	—		—
Total	11,989,870	$42.40		16,690,069
 ________________

(1)
Includes the following plans: L Brands, Inc. 2015 Stock Option and Performance Incentive Plan, L Brands, Inc. 2011 Stock Option and Performance Incentive Plan and L Brands, Inc. 1993 Stock Option and Performance Incentive Plan (2009 Restatement). There are no shares remaining available for grant under the 2011 Plan or 1993 Plan.

(2)	Does not include outstanding rights to receive Common Stock upon the vesting of restricted share awards or settlement of deferred stock units.

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

The following consolidated financial statements of L Brands, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

Consolidated Statements of Comprehensive Income for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015

Consolidated Statements of Total Equity (Deficit) for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

Consolidated Statements of Cash Flows for the Years Ended January 30, 2016, January 31, 2015 and February 1, 2014

Notes to Consolidated Financial Statements

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

4.8
Registration Rights Agreement, dated as of June 19, 2009, among the Company, the guarantors named therein and JP Morgan Securities Inc., as representative of the initial purchasers, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 24, 2009.

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

4.15
Amendment and Restatement Agreement dated July 18, 2014 among L Brands, Inc., a Delaware corporation, L (Overseas) Holdings LP, an Alberta limited partnership, Canadian Retail Holdings Corporation, a Nova Scotia company, Victoria’s Secret UK Limited, a company organized under the laws of England and Wales, and Mast Industries (Far East) Limited, a Hong Kong corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (the “Administrative Agent”), in respect of the Amended and Restated Five-Year Revolving Credit Agreement dated as of July 15, 2011 among the Company, the lenders from time to time party thereto and the Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated July 22, 2014.

4.16
Ninth Supplemental Indenture dated as of January 30, 2015 among the Registrant, the New Guarantors, The Bank of New York Mellon Trust Company, as Trustee, and the Old Guarantors to the Base Indenture dated  as of March 15, 1988, as amended, relating to the 7.000% Senior Notes due 2020, the 6.625% Senior Notes due 2021, the 5.625% Senior Notes due 2022 and the 5.625% Senior Notes due 2023, incorporated by reference to Exhibit 4.16 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-209114) filed on January 25, 2016.

4.17
Second Supplemental Indenture dated as of January 30, 2015 among the Registrant, the New Guarantors, The Bank of New York Mellon Trust Company, as Trustee and the Old Guarantors to the Base Indenture dated as of June 19, 2009, as amended, relating to the 8.50% Senior Notes due 2019, incorporated by reference to Exhibit 4.17 to the Company’s Registration Statement on Form S-4 (Reg. No. 333-209114) filed on January 25, 2016.

4.18
First Amendment dated as of April 21, 2015 among the Company, L (Overseas) Holding LP, an Alberta limited partnership, Canadian Retail Holdings Corporation, a Nova Scotia company, Victoria’s Secret UK Limited, a company organized under the laws of England and Wales, and Mast Industries (Far East) Limited, a Hong Kong corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (the “Administrative Agent”), in respect of the Amended and Restated Five-Year Revolving Credit Agreement dated as of July 18, 2014 among the Company, the lenders from time to time party thereto and the Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015.

4.19
Indenture, dated as of October 30, 2015, among L Brands, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated November 3, 2015.

4.20	Form of 6.875% senior notes due 2035, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated November 3, 2015.

4.21
Registration Rights Agreement, dated as of October 30, 2015, among L Brands, Inc., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated November 3, 2015.

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

10.18
The Company's 1993 Stock Option and Performance Incentive Plan (2009 Restatement) incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-110465) dated September 10, 2009.**

10.19
Employment Agreement dated as of December 31, 2007 among the Company, beautyAvenues, LLC, and Charles C. McGuigan, as amended by Amendment to Agreement dated December 1, 2008 and Form of Employment Agreement Amendment effective as of March 15, 2012 incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.20
The Company's 2011 Stock Option and Performance Incentive Plan originally incorporated by reference to Appendix A to the Company's Proxy Statement dated April 11, 2011 and Amended and Restated dated July 21, 2011 incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.21
Employment Agreement dated as of November 30, 2012 among the Company and Sharen Jester Turney incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended October 27, 2012.**

10.22
Employment Agreement dated as of March 15, 2013 among the Company, Bath & Body Works Brand Management, Inc. and Nicholas P. M. Coe incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.**

10.23
Form of Sixth Amended and Restated Master Aircraft Time Sharing Agreement incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.**

10.24
L Brands, Inc. 2015 Stock Option and Performance Incentive Plan Terms and Conditions of Restricted Share Unit Grant, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.

10.25
L Brands, Inc. 2015 Stock Option and Performance Incentive Plan Terms and Conditions of Stock Option Grant, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.

10.26	L Brands, Inc. 2015 Cash Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated May 26, 2015.

12.	Computation of Ratio of Earnings to Fixed Charges.

14.	Code of Ethics—incorporated by reference to the definitive Proxy Statement to be filed on or about April 8, 2016.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

**	Identifies management contracts or compensatory plans or arrangements.

(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 18, 2016

L BRANDS, INC. (Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President, Chief Financial Officer *

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 30, 2016:

Signature	Title

/s/ LESLIE H. WEXNER**	Chairman of the Board of Directors and
Leslie H. Wexner	Chief Executive Officer

/s/ E. GORDON GEE**	Director
E. Gordon Gee

/s/ DENNIS S. HERSCH**	Director
Dennis S. Hersch

/s/ DONNA A. JAMES**	Director
Donna A. James

/s/ DAVID T. KOLLAT**	Director
David T. Kollat

/s/ WILLIAM R. LOOMIS, JR.**	Director
William R. Loomis, Jr.

/s/ JEFFREY H. MIRO**	Director
Jeffrey H. Miro

/s/ MICHAEL G. MORRIS**	Director
Michael G. Morris

/s/ STEPHEN S. STEINOUR**	Director
Stephen S. Steinour

/s/ ALLAN R. TESSLER**	Director
Allan R. Tessler

/s/ ABIGAIL S. WEXNER**	Director
Abigail S. Wexner

/s/ RAYMOND ZIMMERMAN**	Director
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