Form 10-Q
period 2016-04-30
L Brands, Inc.
filed 2016-06-03
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 27, 2016
287,502,397 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2016” and “first quarter of 2015” refer to the thirteen week periods ending April 30, 2016 and May 2, 2015, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2016	2015
Net Sales	$2,614	$2,512
Costs of Goods Sold, Buying and Occupancy	(1,571)	(1,456)
Gross Profit	1,043	1,056
General, Administrative and Store Operating Expenses	(720)	(684)
Operating Income	323	372
Interest Expense	(97)	(80)
Other Income	7	77
Income Before Income Taxes	233	369
Provision for Income Taxes	81	119
Net Income	$152	$250
Net Income Per Basic Share	$0.53	$0.86
Net Income Per Diluted Share	$0.52	$0.84
Dividends Per Share	$2.60	$2.50

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2016	2015
Net Income	$152	$250
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	8	(10)
Unrealized Loss on Cash Flow Hedges	(16)	(10)
Reclassification of Cash Flow Hedges to Earnings	14	17
Unrealized Loss on Marketable Securities	(1)	—
Reclassification of Gain on Marketable Securities to Earnings	(3)	—
Total Other Comprehensive Income (Loss), Net of Tax	2	(3)
Total Comprehensive Income	$154	$247

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	April 30, 2016	January 30, 2016	May 2, 2015
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,267	$2,548	$649
Accounts Receivable, Net	249	261	239
Inventories	1,266	1,122	1,139
Other	209	225	258
Total Current Assets	2,991	4,156	2,285
Property and Equipment, Net	2,423	2,330	2,306
Goodwill	1,348	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411	411
Deferred Income Taxes	29	30	25
Other Assets	224	248	227
Total Assets	$7,426	$8,493	$6,572
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$720	$668	$639
Accrued Expenses and Other	833	977	723
Current Portion of Long-term Debt	8	6	—
Income Taxes	44	224	29
Total Current Liabilities	1,605	1,875	1,391
Deferred Income Taxes	269	257	248
Long-term Debt	5,718	5,715	4,719
Other Long-term Liabilities	920	904	820
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 314, 313 and 312 shares issued; 288, 290 and 292 shares outstanding, respectively	157	156	156
Paid-in Capital	572	545	458
Accumulated Other Comprehensive Income	42	40	32
Retained Earnings (Accumulated Deficit)	(283)	315	(250)
Less: Treasury Stock, at Average Cost; 26, 23 and 20 shares, respectively	(1,575)	(1,315)	(1,003)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,087)	(259)	(607)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(1,086)	(258)	(606)
Total Liabilities and Equity (Deficit)	$7,426	$8,493	$6,572

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2016	2015
Operating Activities:
Net Income	$152	$250
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	121	111
Amortization of Landlord Allowances	(11)	(10)
Deferred Income Taxes	15	11
Share-based Compensation Expense	21	26
Excess Tax Benefits from Share-based Compensation	(31)	(48)
Gain on Divestiture of Third-party Apparel Sourcing Business	—	(78)
Gain on Sale of Marketable Securities	(4)	—
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisition:
Accounts Receivable	3	13
Inventories	(135)	(100)
Accounts Payable, Accrued Expenses and Other	(142)	(276)
Income Taxes Payable	(148)	(89)
Other Assets and Liabilities	45	34
Net Cash Used For Operating Activities	(114)	(156)
Investing Activities:
Capital Expenditures	(187)	(132)
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	85
Proceeds from Sale of Marketable Securities	10	—
Purchases of Marketable Securities	—	(50)
Acquisition, Net of Cash Acquired of $1	(31)	—
Other Investing Activities	3	1
Net Cash Used for Investing Activities	(205)	(96)
Financing Activities:
Borrowings from Revolving Facilities	6	—
Repurchase of Common Stock	(260)	(114)
Dividends Paid	(750)	(734)
Excess Tax Benefits from Share-based Compensation	31	48
Proceeds from Exercise of Stock Options	10	19
Financing Costs and Other	(1)	—
Net Cash Used for Financing Activities	(964)	(781)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	1
Net Decrease in Cash and Cash Equivalents	(1,281)	(1,032)
Cash and Cash Equivalents, Beginning of Period	2,548	1,681
Cash and Cash Equivalents, End of Period	$1,267	$649

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, beauty and personal care products and accessories. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada, United Kingdom ("U.K.") and Greater China (China and Hong Kong), and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2016” and “first quarter of 2015” refer to the thirteen week periods ending April 30, 2016 and May 2, 2015, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income on the Consolidated Statements of Income. The Company’s equity method investments are required to be tested for impairment when it is determined there may be an other-than-temporary loss in value.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended April 30, 2016 and May 2, 2015 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2015 Annual Report on Form 10-K.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments which are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.
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
Simplifying the Presentation of Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance requires companies to recognize income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The standard also will require all tax-related cash flows resulting from share-based payments to be reported as operating activities on the statements of cash flows, and any cash payments made to taxing authorities on an employee's behalf as financial activities. The standard will be effective beginning in fiscal 2017, with early adoption permitted. The Company is currently evaluating this standard, including the timing of adoption, and the related impact on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires companies to recognize debt issuance costs related to recognized debt liabilities in the balance sheet as a direct deduction from the carrying amount of those debt liabilities, consistent with debt discounts. This guidance is effective beginning in fiscal year 2016, with early adoption permitted.
The Company elected to early adopt this standard effective January 30, 2016. Upon adoption, prior period financial statements were recast as required by the standard to present debt issuance costs as a direct deduction from the carrying value of the related debt liabilities consistent with the retrospective application required by the standard. The impact of the adoption of this standard is a decrease of $41 million to Other Assets and Long-term Debt on the May 2, 2015 Consolidated Balance Sheet.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to present all deferred tax assets and liabilities as noncurrent in the balance sheet. This guidance will be effective beginning in fiscal 2017, and early adoption is permitted.
The Company elected to early adopt this standard effective January 30, 2016 using the retrospective application transition method. Upon adoption, prior period financial statements were recast to present all deferred tax assets and liabilities as noncurrent on the balance sheet. The impact of the adoption of this standard on the May 2, 2015 Consolidated Balance Sheet is a decrease in current deferred income tax assets of approximately $33 million; an increase in noncurrent deferred income tax assets of $8 million; and a decrease to noncurrent deferred income tax liabilities of $25 million.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2016 and 2015:

	First Quarter
	2016	2015
	(in millions)
Weighted-average Common Shares:
Issued Shares	313	311
Treasury Shares	(25)	(18)
Basic Shares	288	293
Effect of Dilutive Options and Restricted Stock	5	6
Diluted Shares	293	299
Anti-dilutive Options and Awards (a)	2	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the first quarter of 2016 and 2015:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2016	2015	2016	2015
	(in millions)	(in thousands)		(in millions)
February 2016	$500	3,125	NA	$260	NA	$83.26
February 2015	$250	NA	1,884	NA	$171	$90.48
In the first quarter of 2016, the Company's Board of Directors approved a new $500 million share repurchase program, which included $17 million remaining under the June 2015 repurchase program.
The February 2016 repurchase program had $240 million remaining as of April 30, 2016. Subsequent to April 30, 2016, the Company repurchased an additional 0.5 million shares of common stock for $35 million under this program.
There were no share repurchases reflected in Accounts Payable on the April 30, 2016 and January 30, 2016 Consolidated Balance Sheets. There were $57 million share repurchases reflected in Accounts Payable as of May 2, 2015.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during 2016 and 2015:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2016
First Quarter	$0.60	$2.00	$2.60	$750
2015
First Quarter	$0.50	$2.00	$2.50	$734

4. Acquisition
On April 18, 2016, the Company completed the acquisition of 100% of the shares of American Beauty Limited for a total purchase price of $44 million. This agreement includes the reacquisition of the franchise rights from one of our partners to operate Victoria's Secret Beauty and Accessories stores in Greater China, including 26 stores already open at the time of acquisition. The purchase price includes $10 million in forgiveness of liabilities owed to the Company from the pre-existing relationship and $2 million related to consideration not yet paid. As a result of this acquisition, the Company's financial statements now include the financial results of American Beauty Limited, which are reported as part of the Victoria's Secret and Bath & Body Works International segment.
The total purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair value. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The Company's valuation of intangible assets is subject to finalization in fiscal year 2016. Goodwill related to the acquisition is not deductible for tax purposes.
The preliminary allocation of the purchase price to the fair value of assets acquired and liabilities assumed is as follows:

(in millions)
Cash and Cash Equivalents	$1
Inventories	3
Property and Equipment	10
Goodwill and Other Intangible Assets	30
Other Assets	3
Current Liabilities	(3)
Net Assets Acquired	$44
Forgiveness of Liabilities Owed to the Company	(10)
Consideration Not Yet Paid	(2)
Consideration Paid at Closing	$32

5. Restructuring Activities
During the first quarter of 2016, the Company announced strategic actions within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories and streamline operations. The Company announced it will place more focus on brand building and loyalty-enhancing marketing and advertising rather than using traditional catalogues and offers. As a result of these actions, the Company recorded charges related to cancellations of fabric commitments for non go-forward merchandise and a reserve against paper that was previously intended for future catalogues. These costs, totaling $11 million, are included in Cost of Goods Sold, Buying and Occupancy on the 2016 Consolidated Statement of Income. These actions also resulted in the elimination of approximately 200 positions primarily in the Company's Ohio and New York home offices. Severance and related costs associated with these eliminations, totaling $24 million, are included in General, Administrative and Store Operating Expenses on the 2016 Consolidated Statement of Income. The Company recognized a total pre-tax charge of $35 million for these items in the first quarter of 2016.

6. Inventories
The following table provides details of inventories as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016	January 30, 2016	May 2, 2015
	(in millions)
Finished Goods Merchandise	$1,157	$1,014	$1,044
Raw Materials and Merchandise Components	109	108	95
Total Inventories	$1,266	$1,122	$1,139
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016	January 30, 2016	May 2, 2015
	(in millions)
Property and Equipment, at Cost	$5,818	$5,639	$5,587
Accumulated Depreciation and Amortization	(3,395)	(3,309)	(3,281)
Property and Equipment, Net	$2,423	$2,330	$2,306
Depreciation expense was $121 million and $111 million for the first quarter of 2016 and 2015, respectively.

8. Equity Investments and Other
Third-party Apparel Sourcing Business
In the first quarter of 2015, the Company divested its remaining ownership interest in its third-party apparel sourcing business to Sycamore Partners. The Company received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). The gain is included in Other Income in the 2015 Consolidated Statement of Income and the cash proceeds are included in Proceeds from Divestiture of Third-party Apparel Sourcing Business within the Investing Activities section of the 2015 Consolidated Statement of Cash Flows.
Easton Investments
The Company has land and other investments in Easton, a 1,300-acre planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments totaled $82 million as of April 30, 2016, $86 million as of January 30, 2016 and $98 million as of May 2, 2015 and are recorded in Other Assets on the Consolidated Balance Sheets.
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
In 2015, ETC entered into an interest rate swap with cash settlement due in February 2017. The Company provided a guarantee of payment to the counterparty for amounts owed by ETC, if any, upon settlement if ETC is unable to pay. The Company’s estimated maximum potential loss from this guarantee is $78 million, which is determined primarily based upon the current interest rate and estimated fluctuations in future interest rates, developed using historical fluctuations in interest rates. The Company has no liability recorded with respect to this guarantee obligation as we concluded that payment under this guarantee was not probable as of April 30, 2016 and January 30, 2016.
Also included in the Company's Easton investments is an equity interest in Easton Gateway, LLC ("EG"), an entity that owns and has developed a commercial shopping center in the Easton community. The Company's investment in EG is accounted for using the equity method of accounting. The Company has a majority financial interest in EG, but another unaffiliated member manages EG. Certain significant decisions regarding EG require the consent of the unaffiliated member in addition to the Company.

9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries.
For the first quarter of 2016, the Company’s effective tax rate was 34.6% compared to 32.2% in the first quarter of 2015. The first quarter 2016 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The first quarter 2015 rate was lower than the Company’s combined estimated federal and state statutory rate primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business.
As of April 30, 2016, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $227 million and $188 million for the first quarter of 2016 and 2015, respectively.
Uncertain Tax Positions
The Company had gross unrecognized tax benefits of $248 million as of January 30, 2016, of which approximately $217 million, if recognized, would favorably affect the effective income tax rate in future periods. In the first quarter of 2016, the Company had a net decrease to gross unrecognized tax benefits of $26 million, primarily due to the resolution of certain tax matters, resulting in a $4 million benefit to the Company's Provision for Income Taxes.
Of the total unrecognized benefits as of April 30, 2016, it is reasonably possible that $154 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. As of April 30, 2016 and January 30, 2016, the Company had accrued $31 million and $38 million, respectively, for the payment of interest and penalties.

10. Long-term Debt
The following table provides the Company’s debt balance, net of debt issuance costs and unamortized discounts, as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016	January 30, 2016	May 2, 2015
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$989	$988	$—
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	991	991	990
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	991	990	989
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	496	496	496
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	492	493	494
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	396	396	395
Total Senior Unsecured Debt with Subsidiary Guarantee	$4,355	$4,354	$3,364
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 (“2017 Notes”)(b)	$713	$715	$711
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	348	348	347
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Foreign Facilities	13	7	—
Total Senior Unsecured Debt	$1,371	$1,367	$1,355
Total	$5,726	$5,721	$4,719
Current Portion of Long-term Debt	(8)	(6)	—
Total Long-term Debt, Net of Current Portion	$5,718	$5,715	$4,719
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of April 30, 2016, $2 million as of January 30, 2016 and $5 million as of May 2, 2015.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $14 million as of April 30, 2016, $16 million as of January 30, 2016 and $13 million as of May 2, 2015.

In the fourth quarter of 2015, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The impact of the adoption of this standard is a decrease to Other Assets and Long-term Debt on the May 2, 2015 Consolidated Balance Sheet of $41 million. For additional information, see Note 2, "New Accounting Pronouncements."
Issuance of Notes
In October 2015, the Company issued $1 billion of 6.875% notes due in November 2035. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the "Guarantors"). The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. These issuance costs are being amortized through the maturity date of November 2035 and are included within Long-term Debt on the April 30, 2016 and January 30, 2016 Consolidated Balance Sheets.
Revolving Facilities
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of April 30, 2016, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.

As of April 30, 2016, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of April 30, 2016 that reduce its remaining availability under the Revolving Facility.
In addition to the Revolving Facility, the Company maintains various revolving and term loan bank facilities with availability totaling $50 million to support its foreign operations ("Foreign Facilities"). These Foreign Facilities mature between November 15, 2016 and July 30, 2017. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During the first quarter of 2016, the Company borrowed $6 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2016 was $13 million. As of April 30, 2016, there were borrowings of $13 million outstanding under the Foreign Facilities.
Fair Value Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 11, “Derivative Instruments.”

11. Derivative Instruments
Foreign Exchange Risk
The Company has a cross-currency swap related to an intercompany loan of approximately CAD$170 million maturing in January 2018 which is designated as a cash flow hedge of foreign currency exchange risk. This cross-currency swap mitigates the exposure to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company's Canadian operations. The cross-currency swap requires the periodic exchange of fixed-rate Canadian dollar interest payments for fixed-rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements result in reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loan.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016	January 30, 2016	May 2, 2015
	(in millions)
Other Assets	$11	$27	$11
The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the first quarter 2016 and 2015:

		First Quarter
	Location	2016	2015
		(in millions)
Loss Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$(16)	$(10)
Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (a)	Other Income	14	17
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016	January 30, 2016	May 2, 2015
	(in millions)
Other Assets	$10	$11	$7

12. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of long-term debt as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016	January 30, 2016	May 2, 2015
	(in millions)
Principal Value	$5,750	$5,750	$4,750
Fair Value (a)	6,372	6,209	5,371
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of April 30, 2016, January 30, 2016 and May 2, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of April 30, 2016
Assets:
Cash and Cash Equivalents	$1,267	$—	$—	$1,267
Marketable Securities	11	—	—	11
Interest Rate Designated Fair Value Hedges	—	10	—	10
Cross-currency Cash Flow Hedges	—	11	—	11
As of January 30, 2016
Assets:
Cash and Cash Equivalents	$2,548	$—	$—	$2,548
Marketable Securities	22	—	—	22
Interest Rate Designated Fair Value Hedges	—	11	—	11
Cross-currency Cash Flow Hedges	—	27	—	27
As of May 2, 2015
Assets:
Cash and Cash Equivalents	$649	$—	$—	$649
Marketable Securities	50	—	—	50
Interest Rate Designated Fair Value Hedges	—	7	—	7
Cross-currency Cash Flow Hedges	—	11	—	11

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. In the first quarter of 2015, the Company invested $50 million in U.S. Treasury Bills which were classified as available-for-sale. These securities were sold in the third quarter of 2015. In the third quarter of 2015, the Company invested $10 million in marketable equity securities which were classified as available-for-sale. In the first quarter of 2016, the Company sold a portion of this investment and received cash proceeds of $10 million and recognized a pre-tax gain of $4 million (after-tax gain of $3 million). The gain is included within Other Income on the 2016 Consolidated Statement of Income, and the cash proceeds are included in Proceeds from Sale of Marketable Securities within the Investing Activities section of the 2016 Consolidated Statement of Cash Flows. These securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
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

13. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income (loss) for the first quarter 2016:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 30, 2016	$28	$4	$8	$40
Other Comprehensive Income (Loss) Before Reclassifications	8	(16)	(1)	(9)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	14	(3)	11
Current-period Other Comprehensive Income (Loss)	8	(2)	(4)	2
Balance as of April 30, 2016	$36	$2	$4	$42
The following table provides the rollforward of accumulated other comprehensive income (loss) for the first quarter 2015:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 31, 2015	$51	$(16)	$—	$35
Other Comprehensive Income (Loss) Before Reclassifications	(10)	(10)	—	(20)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	17	—	17
Current-period Other Comprehensive Income (Loss)	(10)	7	—	(3)
Balance as of May 2, 2015	$41	$(9)	$—	$32
The components of accumulated other comprehensive income (loss) above are presented net of tax as applicable.
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income (loss) for the first quarter 2016 and 2015:

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Consolidated Statements of Income
	First Quarter
	2016	2015
	(in millions)
Cash Flow Hedges Loss	$14	$17	Other Income
	—	—	Provision for Income Taxes
	$14	$17	Net Income

Sale of Available-for-Sale Securities	$(4)	$—	Other Income
	1	—	Provision for Income Taxes
	$(3)	$—	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $22 million related to lease payments of Express, Limited Stores and Dick’s Sporting Goods under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to any of these guarantee obligations as it concluded that payments under these guarantees were not probable as of April 30, 2016.
In connection with the Company's investment in ETC, the Company provided a guarantee of payment to an interest rate swap counterparty for amounts owed by ETC, if any, upon settlement in February 2017. The Company has not recorded a liability with respect to this guarantee obligation as it concluded that payment under this guarantee was not probable as of April 30, 2016. For additional information, see Note 8, "Equity Investments and Other."
In connection with the sale and leaseback under noncancellable operating leases of certain assets, the Company provides residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $105 million. The Company recorded a liability of $3 million related to these guarantee obligations as of April 30, 2016 and January 30, 2016, which is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $17 million for the first quarter of 2016 and 2015.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors, prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $7 million for the first quarter of 2016 and 2015.

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

The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada. These businesses include the following:

•
Victoria's Secret Beauty and Accessories stores, comprised of company-owned stores in Greater China, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature Victoria's Secret branded beauty and accessories products;

•	Victoria's Secret International stores, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise, license and wholesale arrangements; and

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in Canada, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores which feature handbags, jewelry and other accessory products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the first quarter 2016 and 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2016
First Quarter:
Net Sales	$1,741	$660	$95	$118	$2,614
Operating Income (Loss)	235	112	13	(37)	323
2015
First Quarter:
Net Sales	$1,684	$613	$92	$123	$2,512
Operating Income (Loss)	289	97	21	(35)	372
The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $295 million and $293 million for the first quarter of 2016 and 2015, respectively.

17. Subsequent Events
Subsequent to April 30, 2016, the Company repurchased an additional 0.5 million shares of common stock for $35 million under the February 2016 repurchase program. For additional information, see Note 3, "Earnings Per Share and Shareholders' Equity (Deficit)."

18. Supplemental Guarantor Financial Information
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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of April 30, 2016, January 30, 2016 and May 2, 2015 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended April 30, 2016 and May 2, 2015. The Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, effective January 30, 2016. As such, amounts have been recast to include the retrospective application of these standards. For additional information, see Note 2, "New Accounting Pronouncements."

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	April 30, 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$888	$379	$—	$1,267
Accounts Receivable, Net	2	189	58	—	249
Inventories	—	1,121	145	—	1,266
Other	—	121	88	—	209
Total Current Assets	2	2,319	670	—	2,991
Property and Equipment, Net	—	1,627	796	—	2,423
Goodwill	—	1,318	30	—	1,348
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,551	14,752	1,363	(20,666)	—
Deferred Income Taxes	—	11	18	—	29
Other Assets	140	37	658	(611)	224
Total Assets	$4,693	$20,475	$3,535	$(21,277)	$7,426
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1	$387	$332	$—	$720
Accrued Expenses and Other	110	432	291	—	833
Current Portion of Long-term Debt	—	—	8	—	8
Income Taxes	—	13	31	—	44
Total Current Liabilities	111	832	662	—	1,605
Deferred Income Taxes	(3)	(76)	348	—	269
Long-term Debt	5,713	598	5	(598)	5,718
Other Long-term Liabilities	—	705	229	(14)	920
Total Equity (Deficit)	(1,128)	18,416	2,291	(20,665)	(1,086)
Total Liabilities and Equity (Deficit)	$4,693	$20,475	$3,535	$(21,277)	$7,426

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

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	May 2, 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$401	$248	$—	$649
Accounts Receivable, Net	3	185	51	—	239
Inventories	—	1,016	123	—	1,139
Other	—	172	86	—	258
Total Current Assets	3	1,774	508	—	2,285
Property and Equipment, Net	—	1,390	916	—	2,306
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,055	15,079	1,459	(20,593)	—
Deferred Income Taxes	—	10	15	—	25
Other Assets	140	26	672	(611)	227
Total Assets	$4,198	$20,008	$3,570	$(21,204)	$6,572
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$57	$285	$297	$—	$639
Accrued Expenses and Other	63	402	258	—	723
Income Taxes	—	16	13	—	29
Total Current Liabilities	120	703	568	—	1,391
Deferred Income Taxes	(3)	(52)	303	—	248
Long-term Debt	4,719	597	—	(597)	4,719
Other Long-term Liabilities	—	595	239	(14)	820
Total Equity (Deficit)	(638)	18,165	2,460	(20,593)	(606)
Total Liabilities and Equity (Deficit)	$4,198	$20,008	$3,570	$(21,204)	$6,572

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	First Quarter 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,472	$858	$(716)	$2,614
Costs of Goods Sold, Buying and Occupancy	—	(1,539)	(711)	679	(1,571)
Gross Profit	—	933	147	(37)	1,043
General, Administrative and Store Operating Expenses	(3)	(639)	(113)	35	(720)
Operating Income (Loss)	(3)	294	34	(2)	323
Interest Expense	(97)	(9)	(2)	11	(97)
Other Income	—	1	6	—	7
Income (Loss) Before Income Taxes	(100)	286	38	9	233
Provision for Income Taxes	—	62	19	—	81
Equity in Earnings (Loss), Net of Tax	252	62	68	(382)	—
Net Income (Loss)	$152	$286	$87	$(373)	$152

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$152	$286	$87	$(373)	$152
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	8	—	8
Unrealized Loss on Cash Flow Hedges	—	—	(16)	—	(16)
Reclassification of Cash Flow Hedges to Earnings	—	—	14	—	14
Unrealized Loss on Marketable Securities	—	—	(1)	—	(1)
Reclassification of Gain on Marketable Securities to Earnings	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	2	—	2
Total Comprehensive Income (Loss)	$152	$286	$89	$(373)	$154

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$250	$472	$258	$(730)	$250
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(10)	—	(10)
Unrealized Loss on Cash Flow Hedges	—	—	(10)	—	(10)
Reclassification of Cash Flow Hedges to Earnings	—	—	17	—	17
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(3)	—	(3)
Total Comprehensive Income (Loss)	$250	$472	$255	$(730)	$247

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(87)	$(53)	$26	$—	$(114)
Investing Activities:
Capital Expenditures	—	(140)	(47)	—	(187)
Proceeds from Sale of Marketable Securities	—	—	10	—	10
Acquisition, Net of Cash Acquired of $1	—	—	(31)	—	(31)
Other Investing Activities	—	2	1	—	3
Net Cash Used for Investing Activities	—	(138)	(67)	—	(205)
Financing Activities:
Borrowings from Revolving Facilities	—	—	6	—	6
Repurchase of Common Stock	(260)	—	—	—	(260)
Dividends Paid	(750)	—	—	—	(750)
Excess Tax Benefits from Share-based Compensation	—	28	3	—	31
Net Financing Activities and Advances to/from Consolidated Affiliates	1,087	(1,138)	51	—	—
Proceeds from Exercise of Stock Options	10	—	—	—	10
Financing Costs and Other	—	(1)	—	—	(1)
Net Cash Provided by (Used for) Financing Activities	87	(1,111)	60	—	(964)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,302)	21	—	(1,281)
Cash and Cash Equivalents, Beginning of Period	—	2,190	358	—	2,548
Cash and Cash Equivalents, End of Period	$—	$888	$379	$—	$1,267

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Used for Operating Activities	$(42)	$(46)	$(68)	$—	$(156)
Investing Activities:
Capital Expenditures	—	(82)	(50)	—	(132)
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	1	84	—	85
Purchase of Marketable Securities	—	(50)	—	—	(50)
Other Investing Activities	—	—	1	—	1
Net Cash Provided by (Used) for Investing Activities	—	(131)	35	—	(96)
Financing Activities:
Repurchase of Common Stock	(114)	—	—	—	(114)
Dividends Paid	(734)	—	—	—	(734)
Excess Tax Benefits from Share-based Compensation	—	42	6	—	48
Net Financing Activities and Advances to/from Consolidated Affiliates	871	(926)	55	—	—
Proceeds from Exercise of Stock Options	19	—	—	—	19
Net Cash Provided by (Used for) Financing Activities	42	(884)	61	—	(781)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,061)	29	—	(1,032)
Cash and Cash Equivalents, Beginning of Period	—	1,462	219	—	1,681
Cash and Cash Equivalents, End of Period	$—	$401	$248	$—	$649

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheet of L Brands, Inc. and subsidiaries as April 30, 2016 and May 2, 2015, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen week periods ended April 30, 2016 and May 2, 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of L Brands, Inc. and subsidiaries as of January 30, 2016, and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 18, 2016. In our opinion, the accompanying consolidated balance sheet of L Brands, Inc. and subsidiaries as of January 30, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Grandview Heights, Ohio
June 3, 2016

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

•	the seasonality of our business;

•	the dependence on mall traffic and the availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand internationally and related risks;

•	our relationships with independent franchise, license and wholesale partners;

•	our direct channel businesses;

•	our ability to protect our reputation and our brand images;

•	our ability to attract customers with marketing, advertising and promotional programs;

•	our ability to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry and the segments in which we operate;

•	consumer acceptance of our products and our ability to keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our ability to source, distribute and sell goods and materials on a global basis, including risks related to:

•	political instability, significant health hazards, environmental hazards or natural disasters;

•	duties, taxes and other charges;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption due to labor disputes; and

•	changing expectations regarding product safety due to new legislation;

•	our geographic concentration of supplier and distribution facilities in central Ohio;

•	fluctuations in foreign currency exchange rates;

•	stock price volatility;

•	our ability to pay dividends and related effects;

•	our ability to maintain our credit rating;

•	our ability to service or refinance our debt;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified employees and manage labor-related costs;

•	the ability of our manufacturers to deliver products in a timely manner and meet quality standards and comply with applicable laws and regulations;

•	fluctuations in product input costs;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	claims arising from our self-insurance;

•	our ability to implement and maintain information technology systems and to protect associated data;

•	our ability to maintain the security of customer, associate, supplier or company information;

•	our ability to comply with regulatory requirements;

•	legal and compliance matters; and

•	tax matters.

We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K.

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
Executive Overview
In the first quarter of 2016, our operating income decreased $49 million, or 13%, to $323 million, and our operating income rate decreased to 12.4% from 14.8%. Net sales increased $102 million to $2.614 billion, comparable sales increased 3%, and comparable store sales increased 2%. At Victoria's Secret, net sales increased 3%, and operating income decreased 19%. At Bath & Body Works, net sales increased 8%, and operating income increased 15%. At Victoria's Secret and Bath & Body Works International, net sales increased 4%, and operating income decreased 39%. For additional information related to our first quarter 2016 financial performance, see “Results of Operations.”
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to manage our business carefully and focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments and store and digital experiences to our customers. We will look for, and capitalize on, those opportunities available to us. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well-positioned.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements which present net income and earnings per share in 2016 and 2015 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	First Quarter
(in millions, except per share amounts)	2016	2015
Detail of Special Items included in Operating Income - Income (Expense)
Victoria's Secret Restructuring (a)	$(35)	$—
Total Special Items included in Operating Income	$(35)	$—

Detail of Special Items included in Other Income - Income (Expense)
Gain on Divestiture of Third-Party Apparel Sourcing Business (b)	$—	$78
Total Special Items included in Other Income	$—	$78

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax effect of Special Items	$13	$(9)
Total Special Items included in Provision for Income Taxes	$13	$(9)

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$323	$372
Special Items included in Operating Income	35	—
Adjusted Operating Income	$358	$372

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$152	$250
Special Items included in Net Income	22	(69)
Adjusted Net Income	$174	$181

Reconciliation of Reported Earnings Per Share to Adjusted Earnings Per Share
Reported Earnings Per Share	$0.52	$0.84
Special Items included in Earnings Per Share	0.07	(0.23)
Adjusted Earnings Per Share	$0.59	$0.61
_______________

(a)
In the first quarter of 2016, we announced strategic actions within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories and streamline operations. As a result of these actions, we recorded charges related to severance and related costs, fabric cancellations and catalogue paper write-offs. For additional information see Note 5, "Restructuring Activities" included in Item 1. Financial Statements.

(b)
In the first quarter of 2015, we divested our remaining ownership interest in our third-party apparel sourcing business. We received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). For additional information see Note 8, "Equity Investments and Other" included in Item 1. Financial Statements.

Company-Owned Store Data
The following table compares the first quarter of 2016 company-owned store data to the first quarter of 2015:

	First Quarter
	2016	2015	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$192	$194	(1)%
Bath & Body Works U.S.	147	142	4%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,187	$1,177	1%
Bath & Body Works U.S.	350	334	5%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,188	6,075	2%
Bath & Body Works U.S.	2,386	2,361	1%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,937	6,707	3%
Bath & Body Works U.S.	3,760	3,681	2%

The following table compares first quarter of 2016 company-owned store data to the first quarter of 2015:

	First Quarter
Number of Stores	2016	2015
Victoria’s Secret U.S.
Beginning of Period	1,118	1,098
Opened	5	7
Closed	(2)	(1)
End of Period	1,121	1,104
Victoria’s Secret Canada
Beginning of Period	46	41
Opened	—	1
Closed	—	—
End of Period	46	42
Bath & Body Works U.S.
Beginning of Period	1,574	1,558
Opened	3	3
Closed	(1)	(2)
End of Period	1,576	1,559
Bath & Body Works Canada
Beginning of Period	98	88
Opened	1	1
Closed	—	—
End of Period	99	89
Victoria’s Secret U.K.
Beginning of Period	14	10
Opened	1	—
Closed	—	—
End of Period	15	10
Victoria's Secret Beauty and Accessories
Beginning of Period	—	—
Acquired (a)	26	—
Opened	1	—
Closed	—	—
End of Period	27	—
La Senza
Beginning of Period	126	145
Opened	—	—
Closed	(1)	(12)
End of Period	125	133
Henri Bendel
Beginning of Period	29	29
Opened	—	—
Closed	—	—
End of Period	29	29
Total
Beginning of Period	3,005	2,969
Acquired (a)	26	—
Opened	11	12
Closed	(4)	(15)
End of Period	3,038	2,966
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, "Acquisition" included in Item 1. Financial Statements.

Noncompany-Owned Store Data
The following table compares the first quarter of 2016 noncompany-owned store data to the first quarter of 2015:

	First Quarter
Number of Stores	2016	2015
Victoria’s Secret Beauty & Accessories
Beginning of Period	373	290
Opened	14	15
Closed	(5)	(1)
Transferred (a)	(26)	—
End of Period	356	304
Victoria's Secret
Beginning of Period	19	14
Opened	1	1
Closed	—	—
End of Period	20	15
Bath & Body Works
Beginning of Period	125	80
Opened	7	13
Closed	(1)	(2)
End of Period	131	91
La Senza
Beginning of Period	221	266
Opened	—	—
Closed	(4)	(8)
End of Period	217	258
Total
Beginning of Period	738	650
Opened	22	29
Closed	(10)	(11)
Transferred (a)	(26)	—
End of Period	724	668
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, "Acquisition" included in Item 1. Financial Statements.

Results of Operations
First Quarter of 2016 Compared to First Quarter of 2015
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the first quarter of 2016 in comparison to the first quarter of 2015:

			Operating Income Rate
	2016	2015	2016	2015
First Quarter	(in millions)
Victoria’s Secret	$235	$289	13.5%	17.1%
Bath & Body Works	112	97	16.9%	15.8%
Victoria’s Secret and Bath & Body Works International	13	21	13.7%	23.5%
Other (a)	(37)	(35)	(30.6)%	(28.8)%
Total Operating Income	$323	$372	12.4%	14.8%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the first quarter of 2016, operating income decreased $49 million, or 13%, to $323 million, and the operating income rate decreased to 12.4% from 14.8%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2016 in comparison to the first quarter of 2015:

	2016	2015	% Change
First Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,381	$1,346	3%
Victoria’s Secret Direct	360	338	6%
Total Victoria’s Secret	1,741	1,684	3%
Bath & Body Works Stores (a)	587	554	6%
Bath & Body Works Direct	73	59	24%
Total Bath & Body Works	660	613	8%
Victoria’s Secret and Bath & Body Works International (b)	95	92	4%
Other (c)	118	123	(4)%
Total Net Sales	$2,614	$2,512	4%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for the first quarter of 2016 to the first quarter of 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2015 Net Sales	$1,684	$613	$92	$123	$2,512
Comparable Store Sales	6	22	1	5	34
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	32	13	6	(5)	46
Foreign Currency Translation	(3)	(2)	(2)	(2)	(9)
Direct Channels	22	14	—	2	38
International Wholesale, Royalty and Other	—	—	(2)	(5)	(7)
2016 Net Sales	$1,741	$660	$95	$118	$2,614

The following table compares the first quarter of 2016 comparable sales to the first quarter of 2015:

First Quarter	2016	2015
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	2%	3%
Bath & Body Works (b)	6%	5%
Total Comparable Sales	3%	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	1%	5%
Bath & Body Works (b)	4%	4%
Total Comparable Store Sales	2%	5%
________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable store sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. Comparable store sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria's Secret
For the first quarter of 2016, net sales increased $57 million to $1.741 billion, and comparable sales increased 2% (comparable store sales increased 1%). Net sales increased primarily due to increases in PINK and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by decreases in sleepwear and swim, as well as in beauty driven by the repositioning of this category.
The increase in comparable store sales was driven by an increase in total transactions.
Bath & Body Works
For the first quarter of 2016, net sales increased $47 million to $660 million, and comparable sales increased 6% (comparable store sales increased 4%). Net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by an increase in total transactions and higher average dollar sales.

Victoria's Secret and Bath & Body Works International
For the first quarter of 2016, net sales increased $3 million to $95 million primarily related to company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners. These results were partially offset by the negative impacts of foreign currency at Victoria's Secret Beauty and Accessories and Victoria's Secret U.K.
Other
For the first quarter of 2016, net sales decreased $5 million to $118 million primarily related to a decrease in net sales at La Senza due to store closures and the negative impacts of foreign currency.
Gross Profit
For the first quarter of 2016, our gross profit decreased $13 million to $1.043 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 39.9% from 42.0%, primarily driven by the following:
Victoria's Secret
For the first quarter of 2016, the gross profit decrease was primarily driven by higher buying and occupancy expenses due to an increase in occupancy expense driven by investments in store real estate; fabric cancellations and catalogue paper write-offs related to the restructuring activities; and lower merchandise margin dollars driven primarily by declines in beauty. This increase was partially offset by lower buying and occupancy expenses due to decreased catalogue costs.
The gross profit rate decrease was driven primarily by an increase in promotional activity, the expenses related to the restructuring activities, increased shipping offers and the negative impacts of foreign currency at Victoria's Secret Canada.
Bath & Body Works
For the first quarter of 2016, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by investments in store real estate and higher fulfillment costs as a result of the increase in direct sales.
The gross profit rate decrease was driven by an increase in the buying and occupancy expense rate primarily due to investments in store real estate. The merchandise margin rate was roughly flat and negatively impacted by foreign currency exchange at Bath & Body Works Canada.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2016, gross profit decreased due to lower merchandise margin dollars at Victoria's Secret Beauty and Accessories due to the negative impacts of foreign currency and promotions. The decrease in gross profit dollars was also due to higher buying and occupancy expenses for our company-owned stores due to an increase in occupancy expense driven by the opening of new stores, higher net sales and investments in real estate.
The gross profit rate decrease was driven primarily by a decrease in the merchandise margin rate due to Victoria's Secret Beauty and Accessories and the negative impacts of foreign currency.
General, Administrative and Store Operating Expenses
For the first quarter of 2016, our general, administrative and store operating expenses increased $36 million to $720 million primarily driven by severance charges related to the Victoria's Secret restructuring and an increase in store selling expenses related to higher sales volumes and investments in store selling to improve the customer experience.
The general, administrative and store operating expense rate increased to 27.5% from 27.2% primarily due to deleverage associated with the Victoria's Secret restructuring.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2016 and 2015:

First Quarter	2016	2015
Average daily borrowings (in millions)	$5,759	$4,750
Average borrowing rate (in percentages)	6.72%	6.59%
For the first quarter of 2016, our interest expense increased $17 million to $97 million primarily due to an increase in average borrowings related to the October 2015 $1 billion note issuance.

Other Income
For the first quarter of 2016, our other income decreased $70 million to $7 million primarily driven by a pre-tax gain of $78 million due to the divestiture of our remaining ownership interest in the third-party apparel sourcing business to Sycamore Partners in the first quarter of 2015.
Provision for Income Taxes
For the first quarter of 2016, our effective tax rate was 34.6% compared to 32.2% in the first quarter of 2015. The first quarter 2016 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The first quarter of 2015 rate was lower than our combined estimated federal and state statutory rate primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2016, we have paid $750 million in regular and special dividends and repurchased $260 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $377 million as of April 30, 2016. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.

The following table provides our debt balance, net of debt issuance costs and unamortized discounts, as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016	January 30, 2016	May 2, 2015
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$989	$988	$—
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	991	991	990
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	991	990	989
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	496	496	496
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	492	493	494
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	396	396	395
Total Senior Unsecured Debt with Subsidiary Guarantee	$4,355	$4,354	$3,364
Senior Unsecured Debt
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 (“2017 Notes”)(b)	$713	$715	$711
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	348	348	347
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Foreign Facilities	13	7	—
Total Senior Unsecured Debt	$1,371	$1,367	$1,355
Total	$5,726	$5,721	$4,719
Current Portion of Long-term Debt	(8)	(6)	—
Total Long-term Debt, Net of Current Portion	$5,718	$5,715	$4,719
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of April 30, 2016, $2 million as of January 30, 2016 and $5 million as of May 2, 2015.

(b)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $14 million as of April 30, 2016, $16 million as of January 30, 2016 and $13 million as of May 2, 2015.

Issuance of Notes
In October 2015, we issued $1 billion of 6.875% notes due in November 2035. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by our Guarantors. The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. These issuance costs are being amortized through the maturity date of November 2035 and are included within Long-term Debt on the April 30, 2016 and January 30, 2016 Consolidated Balance Sheets.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of April 30, 2016, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of April 30, 2016, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of April 30, 2016 that reduce our remaining availability under our Revolving Facility.

In addition to the Revolving Facility, we maintain various revolving and term loan bank facilities with availability totaling $50 million to support our foreign operations ("Foreign Facilities"). These Foreign Facilities mature between November 15, 2016 and July 30, 2017. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During the first quarter of 2016, we borrowed $6 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2016 was $13 million. As of April 30, 2016, there were borrowings of $13 million outstanding under the Foreign Facilities.
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
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016	January 30, 2016	May 2, 2015
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(114)	$1,869	$(156)
Capital Expenditures (a)	187	727	132
Working Capital	1,386	2,281	894
Capitalization:
Long-term Debt	5,718	5,715	4,719
Shareholders’ Equity (Deficit)	(1,087)	(259)	(607)
Total Capitalization	$4,631	$5,456	$4,112
Remaining Amounts Available Under Credit Agreements (b)	$992	$992	$981
 _______________

(a)	The January 30, 2016 amounts represent a twelve-month period, and the April 30, 2016 and May 2, 2015 amounts represent three-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million as of April 30, 2016 and January 30, 2016 and $19 million as of May 2, 2015.

Credit Ratings
The following table provides our credit ratings as of April 30, 2016:

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
Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for the first quarter 2016 and 2015:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2016	2015	2016	2015
	(in millions)	(in thousands)		(in millions)
February 2016	$500	3,125	NA	$260	NA	$83.26
February 2015	$250	NA	1,884	NA	$171	$90.48
In the first quarter of 2016, our Board of Directors approved a new $500 million share repurchase program, which included $17 million remaining under the June 2015 repurchase program.
The February 2016 repurchase program had $240 million remaining as of April 30, 2016. Subsequent to April 30, 2016, we repurchased an additional 0.5 million shares of common stock for $35 million under this program.
There were no share repurchases reflected in Accounts Payable on the April 30, 2016 and January 30, 2016 Consolidated Balance Sheets. There were $57 million share repurchases reflected in Accounts Payable as of May 2, 2015.
We use cash flow generated from operating and financing activities to fund our share repurchase programs. The timing and amount of any repurchases will be made at our discretion taking into account a number of factors including market conditions.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during 2016 and 2015:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2016
First Quarter	$0.60	$2.00	$2.60	$750
2015
First Quarter	$0.50	$2.00	$2.50	$734
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
Cash Flow
The following table provides a summary of our cash flow activity for the first quarter 2016 and 2015:

	First Quarter
	2016	2015
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$2,548	$1,681
Net Cash Flows Used for Operating Activities	(114)	(156)
Net Cash Flows Used for Investing Activities	(205)	(96)
Net Cash Flows Used for Financing Activities	(964)	(781)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2	1
Net Decrease in Cash and Cash Equivalents	(1,281)	(1,032)
Cash and Cash Equivalents, End of Period	$1,267	$649

Operating Activities
Net cash used for operating activities in 2016 was $114 million, including net income of $152 million. Net income included depreciation and amortization of $121 million, excess tax benefits from share-based compensation of $31 million and share-based compensation expense of $21 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Income Taxes Payable, Accounts Payable, Accrued Expenses and Other and Inventories.
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
Investing Activities
Net cash used for investing activities in 2016 was $205 million consisting primarily of capital expenditures of $187 million and $31 million related to the acquisition of our Victoria's Secret Beauty and Accessories franchise partner's operations and stores in Greater China, partially offset by proceeds from the sale of marketable securities of $10 million. The capital expenditures included $146 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
Financing Activities
Net cash used for financing activities in 2016 was $964 million consisting primarily of quarterly and special dividend payments aggregating to $2.60 per share, or $750 million, and repurchases of common stock of $260 million, partially offset by excess tax benefits from share-based compensation of $31 million and proceeds from the exercise of stock options of $10 million.
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
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $22 million related to lease payments of Express, Limited Stores and Dick’s Sporting Goods under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to any of these guarantee obligations as of April 30, 2016 as we concluded that payments under these guarantees were not probable.
In connection with our investment in ETC, in the second quarter of 2015, we provided a guarantee of payment to an interest rate swap counterparty for amounts owed by ETC, if any, upon settlement if ETC is unable to pay. Our estimated maximum potential loss from this guarantee is $78 million. We have not recorded a liability with respect to this guarantee obligation as we concluded that payment under this guarantee was not probable as of April 30, 2016. For additional information, see Note 8, "Equity Investments and Other" included in Item 1. Financial Statements.
In the second and third quarters of 2015, in connection with the sale and leaseback under noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $105 million. We recorded a liability of $3 million related to these guarantee obligations as of April 30, 2016 and January 30, 2016, which is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 30, 2016, as discussed in "Contingent Liabilities and Contractual Obligations" in our 2015 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

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
Simplifying the Presentation of Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance requires companies to recognize income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The standard also will require all tax-related cash flows resulting from share-based payments to be reported as operating activities on the statements of cash flows, and any cash payments made to taxing authorities on an employee's behalf as financing activities. The standard will be effective beginning in fiscal 2017, with early adoption permitted. We are currently evaluating this standard, including the timing of adoption, and the related impact on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
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
We elected to early adopt this standard effective January 30, 2016. Upon adoption, prior period financial statements were recast as required by the standard to present debt issuance costs as a direct deduction from the carrying value of the related debt liabilities consistent with the retrospective application required by the standard. The impact of the adoption of this standard is a decrease of $41 million to Other Assets and Long-term Debt on the May 2, 2015 Consolidated Balance Sheet.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to present all deferred tax assets and liabilities as noncurrent in the balance sheet. This guidance will be effective beginning in fiscal 2017, and early adoption is permitted.
We elected to early adopt this standard effective January 30, 2016 using the retrospective application transition method. Upon adoption, prior period financial statements were recast to present all deferred tax asset and liabilities as noncurrent on the balance sheet. The impact of the adoption of this standard on the May 2, 2015 Consolidated Balance Sheet is a decrease in current deferred income tax assets of approximately $33 million; an increase in noncurrent deferred income tax assets of $8 million; and a decrease to noncurrent deferred income tax liabilities of $25 million.

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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2015 Annual Report on Form 10-K.

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
Foreign Exchange Rate Risk
We have operations in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. To mitigate the translation risk to our earnings and the fair value of our Canadian operations associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate, we entered into a cross-currency swap related to a Canadian dollar denominated intercompany loan. This cross-currency swap requires the periodic exchange of fixed rate Canadian dollar interest payments for fixed rate U.S. dollar interest payments as well as exchange of Canadian dollar and U.S. dollar principal payments upon maturity. The swap arrangement matures in January 2018 at the same time as the related loan. As a result of the Canadian dollar denominated intercompany loan and the related cross-currency swap, we do not believe there is any material translation risk to our Canadian net earnings associated with fluctuations in the U.S. dollar-Canadian dollar exchange rate. For additional information, see Note 11, "Derivative Instruments" included in Item 1. Financial Statements.
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
The majority of our long-term debt as of April 30, 2016, has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of April 30, 2016, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2017 Notes and $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of April 30, 2016, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the principal value and fair value of long-term debt and swap arrangements as of April 30, 2016, January 30, 2016 and May 2, 2015:

	April 30, 2016	January 30, 2016	May 2, 2015
	(in millions)
Long-term Debt (a):
Principal Value	$5,750	$5,750	$4,750
Fair Value, Estimated (b)	6,372	6,209	5,371
Cross-currency Swap Arrangements (c)	(11)	(27)	(11)
Fixed-to-Floating Interest Rate Swap Arrangements (c)	(10)	(11)	(7)
 _______________

(a)	The increase in the long-term debt is related to the October 2015 issuance of $1 billion notes due in November 2035.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an asset position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2015 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2015 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2016	2,378	$83.56	2,375	$301,530
March 2016	711	87.90	276	277,626
April 2016	502	79.05	474	239,790
Total	3,591		3,125
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
Date: June 3, 2016

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.