Form 10-Q
period 2016-07-30
L Brands, Inc.
filed 2016-09-02
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 26, 2016
285,971,758 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2016” and “second quarter of 2015” refer to the thirteen week periods ending July 30, 2016 and August 1, 2015, respectively. “Year-to-date 2016” and “year-to-date 2015” refer to the twenty-six week periods ending July 30, 2016 and August 1, 2015, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2016	2015	2016	2015
Net Sales	$2,890	$2,765	$5,504	$5,277
Costs of Goods Sold, Buying and Occupancy	(1,777)	(1,651)	(3,348)	(3,107)
Gross Profit	1,113	1,114	2,156	2,170
General, Administrative and Store Operating Expenses	(705)	(711)	(1,424)	(1,395)
Operating Income	408	403	732	775
Interest Expense	(101)	(78)	(199)	(158)
Other Income (Loss)	73	(2)	80	76
Income Before Income Taxes	380	323	613	693
Provision for Income Taxes	128	121	208	240
Net Income	$252	$202	$405	$453
Net Income Per Basic Share	$0.88	$0.69	$1.41	$1.55
Net Income Per Diluted Share	$0.87	$0.68	$1.39	$1.52
Dividends Per Share	$0.60	$0.50	$3.20	$3.00

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2016	2015	2016	2015
Net Income	$252	$202	$405	$453
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(18)	22	(10)	12
Unrealized Gain (Loss) on Cash Flow Hedges	5	14	(11)	4
Reclassification of Cash Flow Hedges to Earnings	(5)	(27)	9	(10)
Unrealized Loss on Marketable Securities	(2)	—	(3)	—
Reclassification of Gain on Marketable Securities to Earnings	—	—	(3)	—
Total Other Comprehensive Income (Loss), Net of Tax	(20)	9	(18)	6
Total Comprehensive Income	$232	$211	$387	$459

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	July 30, 2016	January 30, 2016	August 1, 2015
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,273	$2,548	$780
Accounts Receivable, Net	266	261	257
Inventories	1,204	1,122	1,106
Other	217	225	320
Total Current Assets	2,960	4,156	2,463
Property and Equipment, Net	2,586	2,330	2,275
Goodwill	1,348	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411	411
Deferred Income Taxes	30	30	27
Other Assets	206	248	244
Total Assets	$7,541	$8,493	$6,738
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$793	$668	$725
Accrued Expenses and Other	879	977	840
Current Portion of Long-term Debt	13	6	—
Income Taxes	134	224	5
Total Current Liabilities	1,819	1,875	1,570
Deferred Income Taxes	268	257	246
Long-term Debt	5,706	5,715	4,720
Other Long-term Liabilities	877	904	849
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 314, 313 and 312 shares issued; 286, 290 and 291 shares outstanding, respectively	157	156	156
Paid-in Capital	597	545	483
Accumulated Other Comprehensive Income	22	40	41
Retained Earnings (Accumulated Deficit)	(203)	315	(194)
Less: Treasury Stock, at Average Cost; 28, 23 and 21 shares, respectively	(1,703)	(1,315)	(1,134)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,130)	(259)	(648)
Noncontrolling Interest	1	1	1
Total Equity (Deficit)	(1,129)	(258)	(647)
Total Liabilities and Equity (Deficit)	$7,541	$8,493	$6,738

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2016	2015
Operating Activities:
Net Income	$405	$453
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	245	224
Amortization of Landlord Allowances	(23)	(20)
Share-based Compensation Expense	46	50
Deferred Income Taxes	15	7
Excess Tax Benefits from Share-based Compensation	(37)	(61)
Gain on Distribution from Easton Town Center, LLC	(108)	—
Loss on Extinguishment of Debt	36	—
Gain on Sale of Marketable Securities	(4)	—
Gain on Divestiture of Third-party Apparel Sourcing Business	—	(78)
Loss on Sale of Assets	—	3
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisition:
Accounts Receivable	(15)	(6)
Inventories	(77)	(71)
Accounts Payable, Accrued Expenses and Other	(33)	(36)
Income Taxes Payable	(53)	(151)
Other Assets and Liabilities	24	61
Net Cash Provided by Operating Activities	421	375
Investing Activities:
Capital Expenditures	(497)	(358)
Return of Capital from Easton Town Center, LLC	108	—
Acquisition, Net of Cash Acquired of $1	(31)	—
Proceeds from Sale of Marketable Securities	10	—
Proceeds from Sale of Assets	—	135
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	85
Purchase of Marketable Securities	—	(50)
Other Investing Activities	16	1
Net Cash Used for Investing Activities	(394)	(187)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	692	—
Payment of Long-term Debt	(742)	—
Borrowings from Revolving Facilities	10	—
Dividends Paid	(923)	(880)
Repurchases of Common Stock	(385)	(295)
Excess Tax Benefits from Share-based Compensation	37	61
Proceeds from Exercise of Stock Options	13	23
Financing Costs and Other	(1)	—
Net Cash Used for Financing Activities	(1,299)	(1,091)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(3)	2
Net Decrease in Cash and Cash Equivalents	(1,275)	(901)
Cash and Cash Equivalents, Beginning of Period	2,548	1,681
Cash and Cash Equivalents, End of Period	$1,273	$780

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2016” and “second quarter of 2015” refer to the thirteen week periods ending July 30, 2016 and August 1, 2015, respectively. "Year-to-date 2016" and "year-to-date 2015" refer to the twenty-six week periods ending July 30, 2016 and August 1, 2015, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended July 30, 2016 and August 1, 2015 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2015 Annual Report on Form 10-K.
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
Concentration of Credit Risk and Investments
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. Currently, the Company’s investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits.
The Company also periodically reviews the relative credit standing of franchise, license and wholesale partners and other entities to which the Company grants credit terms in the normal course of business. The Company records an allowance for uncollectable accounts when it becomes probable that the counterparty will be unable to pay.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates, and the Company revises its estimates and assumptions as new information becomes available.

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
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires companies to recognize debt issuance costs related to recognized debt liabilities on the balance sheet as a direct deduction from the carrying amount of those debt liabilities, consistent with debt discounts. This guidance is effective beginning in fiscal year 2016, with early adoption permitted.
The Company elected to early adopt this standard effective January 30, 2016. Upon adoption, prior period financial statements were recast as required by the standard to present debt issuance costs as a direct deduction from the carrying value of the related debt liabilities. The impact of the adoption of this standard is a decrease of $39 million to Other Assets and Long-term Debt on the August 1, 2015 Consolidated Balance Sheet.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to present all deferred tax assets and liabilities as noncurrent in the balance sheet. This guidance will be effective beginning in fiscal 2017, and early adoption is permitted.
The Company elected to early adopt this standard effective January 30, 2016 using the retrospective application transition method. Upon adoption, prior period financial statements were recast to present all deferred tax assets and liabilities as noncurrent on the balance sheet. The impact of the adoption of this standard on the August 1, 2015 Consolidated Balance Sheet is a decrease in current deferred income tax assets of approximately $35 million; an increase in noncurrent deferred income tax assets of $8 million; and a decrease to noncurrent deferred income tax liabilities of $27 million.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date 2016 and 2015:

	Second Quarter		Year-to-Date
	2016	2015	2016	2015
	(in millions)
Weighted-average Common Shares:
Issued Shares	314	312	314	312
Treasury Shares	(27)	(21)	(27)	(20)
Basic Shares	287	291	287	292
Effect of Dilutive Options and Restricted Stock	4	6	5	6
Diluted Shares	291	297	292	298
Anti-dilutive Options and Awards (a)	3	1	2	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for year-to-date 2016 and 2015:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2016	2015	2016	2015
	(in millions)	(in thousands)		(in millions)
February 2016	$500	4,968	NA	$388	NA	$78.07
June 2015	$250	NA	624	NA	$52	$83.75
February 2015	$250	NA	2,788	NA	$250	$89.45
In the first quarter of 2016, the Company's Board of Directors approved a new $500 million share repurchase program, which included $17 million remaining under the June 2015 repurchase program.
The February 2016 repurchase program had $112 million remaining as of July 30, 2016. Subsequent to July 30, 2016, the Company repurchased an additional 0.3 million shares of common stock for $19 million under this program.
There were $3 million of share repurchases reflected in Accounts Payable on the July 30, 2016 Consolidated Balance Sheet and $7 million as of August 1, 2015. There were no share repurchases reflected in Accounts Payable on the January 30, 2016 Consolidated Balance Sheet.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2016 and 2015:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2016
Second Quarter	$0.60	$—	$0.60	$173
First Quarter	0.60	2.00	2.60	750
2016 Total	$1.20	$2.00	$3.20	$923
2015
Second Quarter	$0.50	$—	$0.50	$146
First Quarter	0.50	2.00	2.50	734
2015 Total	$1.00	$2.00	$3.00	$880

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
The total purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair value. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The allocation of the purchase price to goodwill was complete as of July 30, 2016. Goodwill related to the acquisition is not deductible for tax purposes.
The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is as follows:

(in millions)
Cash and Cash Equivalents	$1
Inventories	3
Property and Equipment	10
Goodwill	30
Other Assets	3
Current Liabilities	(3)
Net Assets Acquired	$44
Forgiveness of Liabilities Owed to the Company	(10)
Consideration Not Yet Paid	(2)
Consideration Paid at Closing	$32

5. Restructuring Activities
During the first quarter of 2016, the Company announced strategic actions within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories and streamline operations. The Company announced it will place more focus on brand building and loyalty-enhancing marketing and advertising rather than using traditional catalogues and offers. As a result of these actions, the Company recorded charges related to cancellations of fabric commitments for non-go forward merchandise and a reserve against paper that was previously intended for future catalogues. These costs, totaling $11 million, including non-cash charges of $10 million, are included in Cost of Goods Sold, Buying and Occupancy on the year-to-date 2016 Consolidated Statement of Income. These actions also resulted in the elimination of approximately 200 positions primarily in the Company's Ohio and New York home offices. Severance and related costs associated with these eliminations, totaling $24 million, are included in General, Administrative and Store Operating Expenses on the year-to-date 2016 Consolidated Statement of Income. The Company recognized a total pre-tax charge of $35 million for these items in the first quarter of 2016. Through the second quarter of 2016, the Company made cash payments of $8 million and decreased the estimate of expected severance and related costs by $1 million. The remaining balance of $16 million is included in Accrued Expenses and Other on the July 30, 2016 Consolidated Balance Sheet.

6. Inventories
The following table provides details of inventories as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016	January 30, 2016	August 1, 2015
	(in millions)
Finished Goods Merchandise	$1,062	$1,014	$963
Raw Materials and Merchandise Components	142	108	143
Total Inventories	$1,204	$1,122	$1,106
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016	January 30, 2016	August 1, 2015
	(in millions)
Property and Equipment, at Cost	$5,991	$5,639	$5,565
Accumulated Depreciation and Amortization	(3,405)	(3,309)	(3,290)
Property and Equipment, Net	$2,586	$2,330	$2,275
Depreciation expense was $124 million and $113 million for the second quarter of 2016 and 2015, respectively. Depreciation expense was $245 million and $224 million for year-to-date 2016 and 2015, respectively.

8. Equity Investments and Other
Third-party Apparel Sourcing Business
In the first quarter of 2015, the Company divested its remaining ownership interest in its third-party apparel sourcing business. The Company received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). The gain is included in Other Income (Loss) in the year-to-date 2015 Consolidated Statement of Income and the cash proceeds are included in Proceeds from Divestiture of Third-party Apparel Sourcing Business within the Investing Activities section of the 2015 Consolidated Statement of Cash Flows.
Easton Investments
The Company has land and other investments in Easton, a 1,300-acre planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments totaled $80 million as of July 30, 2016, $86 million as of January 30, 2016 and $94 million as of August 1, 2015 and are recorded in Other Assets on the Consolidated Balance Sheets.

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
In July 2016, ETC refinanced its bank loan. In conjunction with the loan refinancing, the Company received a cash distribution from ETC of $124 million and recognized a pre-tax gain of $108 million (after-tax gain of $70 million). The gain is included in Other Income (Loss) on the 2016 Consolidated Statements of Income and the return of capital is included within the Investing Activities section of the 2016 Consolidated Statement of Cash Flows.
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
For the second quarter of 2016, the Company’s effective tax rate was 33.6% compared to 37.4% in the second quarter of 2015. The second quarter 2016 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The second quarter 2015 rate was lower than the Company’s combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined federal and state rate.
For year-to-date 2016, the Company’s effective tax rate was 34.0% compared to 34.6% year-to-date 2015. The year-to-date 2016 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The year-to-date 2015 rate was lower than the Company’s combined estimated federal and state statutory rate primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business.
As of July 30, 2016, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $111 million and $182 million for the second quarter of 2016 and 2015, respectively. Income taxes paid were approximately $338 million and $370 million for year-to-date 2016 and 2015, respectively.
Uncertain Tax Positions
The Company had gross unrecognized tax benefits of $248 million as of January 30, 2016, of which approximately $217 million, if recognized, would favorably affect the effective income tax rate in future periods. For year-to-date 2016, the Company had a net decrease to gross unrecognized tax benefits of $90 million, primarily due to the resolution of certain tax matters, resulting in an $11 million benefit to the Company's Provision for Income Taxes.
Of the total unrecognized benefits as of July 30, 2016, it is reasonably possible that $83 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. As of July 30, 2016, January 30, 2016 and August 1, 2015, the Company had accrued $27 million, $38 million, and $36 million respectively, for the payment of interest and penalties.

10. Long-term Debt
The following table provides the Company’s debt balance, net of debt issuance costs and unamortized discounts, as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016	January 30, 2016	August 1, 2015
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$989	$988	$—
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	992	991	990
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	991	990	989
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	692	—	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	500	499	495
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	496	496
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	396	396	395
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,057	$4,360	$3,365
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 (“2017 Notes”)(b)	—	709	710
Foreign Facilities	17	7	—
Total Senior Unsecured Debt	$662	$1,361	$1,355
Total	$5,719	$5,721	$4,720
Current Portion of Long-term Debt	(13)	(6)	—
Total Long-term Debt, Net of Current Portion	$5,706	$5,715	$4,720
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $8 million as of July 30, 2016, $8 million as of January 30, 2016 and $5 million as of August 1, 2015.

(b)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $10 million as of January 30, 2016 and $11 million as of August 1, 2015.

In the fourth quarter of 2015, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The impact of the adoption of this standard is a decrease to Other Assets and Long-term Debt on the August 1, 2015 Consolidated Balance Sheet of $39 million. For additional information, see Note 2, "New Accounting Pronouncements."
Issuance of Notes
In June 2016, the Company issued $700 million of 6.75% notes due in July 2036. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the "Guarantors"). The proceeds from the issuance were $692 million, which were net of issuance costs of $8 million. These issuance costs are being amortized through the maturity date of July 2036 and are included within Long-term Debt on the July 30, 2016 Consolidated Balance Sheet.
In October 2015, the Company issued $1 billion of 6.875% notes due in November 2035. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. These issuance costs are being amortized through the maturity date of November 2035 and are included within Long-term Debt on the July 30, 2016 and January 30, 2016 Consolidated Balance Sheets.
Repurchase of Notes
In July 2016, the Company used the proceeds from the 2036 Notes to repurchase the $700 million 2017 Notes for $742 million. The pre-tax net loss on extinguishment of this debt was $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes. This loss is included in Other Income (Loss) in the 2016 Consolidated Statements of Income.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of July 30, 2016, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of July 30, 2016, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of July 30, 2016 that reduce its remaining availability under the Revolving Facility.
In addition to the Revolving Facility, the Company maintains various revolving and term loan bank facilities with availability totaling $100 million to support its foreign operations ("Foreign Facilities"). These Foreign Facilities mature between November 15, 2016 and July 31, 2017. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During the second quarter of 2016, the Company borrowed $4 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2016 was $17 million. As of July 30, 2016, there were borrowings of $17 million outstanding under the Foreign Facilities.
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

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as foreign exchange cash flow hedges as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016	January 30, 2016	August 1, 2015
	(in millions)
Other Assets	$16	$27	$25
The following table provides a summary of the pre-tax financial statement effect of the gains and losses on the Company’s derivative instruments designated as foreign exchange cash flow hedges for the second quarter and year-to-date 2016 and 2015:

		Second Quarter		Year-to-Date
	Location	2016	2015	2016	2015
		(in millions)
Gain (Loss) Recognized in Other Comprehensive Income (Loss)	Other Comprehensive Income (Loss)	$5	$14	$(11)	$4
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income (Loss) into Other Income (Loss) (a)	Other Income (Loss)	(5)	(27)	9	(10)
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loans. No ineffectiveness was associated with these foreign exchange cash flow hedges.

Interest Rate Risk
Interest Rate Designated Fair Value Hedges
The Company has interest rate swap arrangements related to $300 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage.
The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016	January 30, 2016	August 1, 2015
	(in millions)
Other Assets	$8	$11	$7

12. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of long-term debt as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016	January 30, 2016	August 1, 2015
	(in millions)
Principal Value	$5,750	$5,750	$4,750
Fair Value (a)	6,349	6,209	5,233
  _______________

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC Topic 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The authoritative guidance included in ASC Topic 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of July 30, 2016, January 30, 2016 and August 1, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of July 30, 2016
Assets:
Cash and Cash Equivalents	$1,273	$—	$—	$1,273
Marketable Securities	8	—	—	8
Interest Rate Designated Fair Value Hedges	—	8	—	8
Cross-currency Cash Flow Hedges	—	16	—	16
As of January 30, 2016
Assets:
Cash and Cash Equivalents	$2,548	$—	$—	$2,548
Marketable Securities	22	—	—	22
Interest Rate Designated Fair Value Hedges	—	11	—	11
Cross-currency Cash Flow Hedges	—	27	—	27
As of August 1, 2015
Assets:
Cash and Cash Equivalents	$780	$—	$—	$780
Marketable Securities	50	—	—	50
Interest Rate Designated Fair Value Hedges	—	7	—	7
Cross-currency Cash Flow Hedges	—	25	—	25

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

13. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income (loss) for year-to-date 2016:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 30, 2016	$28	$4	$8	$40
Other Comprehensive Income (Loss) Before Reclassifications	(10)	(11)	(3)	(24)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	9	(3)	6
Current-period Other Comprehensive Income (Loss)	(10)	(2)	(6)	(18)
Balance as of July 30, 2016	$18	$2	$2	$22
The following table provides the rollforward of accumulated other comprehensive income (loss) for year-to-date 2015:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 31, 2015	$51	$(16)	$—	$35
Other Comprehensive Income (Loss) Before Reclassifications	12	4	—	16
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(10)	—	(10)
Current-period Other Comprehensive Income (Loss)	12	(6)	—	6
Balance as of August 1, 2015	$63	$(22)	$—	$41
The components of accumulated other comprehensive income (loss) above are presented net of tax as applicable.
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income (loss) for the second quarter and year-to-date 2016 and 2015:

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Location on Consolidated Statements of Income
	Second Quarter		Year-to-Date
	2016	2015	2016	2015
	(in millions)
(Gain) Loss on Cash Flow Hedges	$(5)	$(27)	$9	$(10)	Other Income (Loss)
	—	—	—	—	Provision for Income Taxes
	$(5)	$(27)	$9	$(10)	Net Income

Sale of Available-for-Sale Securities	$—	$—	$(4)	$—	Other Income (Loss)
	—	—	1	—	Provision for Income Taxes
	$—	$—	$(3)	$—	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $20 million related to lease payments of Express, Limited Stores and Dick’s Sporting Goods under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to any of these guarantee obligations as it concluded that payments under these guarantees were not probable as of July 30, 2016.
In connection with the sale and leaseback under noncancellable operating leases of certain assets, the Company provides residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $105 million. The Company recorded a liability of $3 million related to these guarantee obligations as of July 30, 2016 and January 30, 2016, which is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $15 million for the second quarter of 2016 and $14 million for the second quarter of 2015. Total expense recognized related to the qualified plan was $32 million for year-to-date 2016 and $31 million for year-to-date 2015.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors, prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for the second quarter of 2016 and 2015. Total expense recognized related to the non-qualified plan was $13 million for year-to-date 2016 and 2015.

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
The Bath & Body Works segment sells personal care, soaps, sanitizers and home fragrance products under the Bath & Body Works, White Barn, C.O. Bigelow and other brand names. Bath & Body Works merchandise is sold at retail stores located in the U.S. and Canada and through its website, www.BathandBodyWorks.com.

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

•	Victoria's Secret International stores, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise, license and wholesale arrangements; and

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in Canada, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores which feature handbags, jewelry and other accessory products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the second quarter and year-to-date 2016 and 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2016
Second Quarter:
Net Sales	$1,867	$801	$100	$122	$2,890
Operating Income (Loss)	281	148	8	(29)	408
Year-to-Date:
Net Sales	$3,608	$1,462	$195	$239	$5,504
Operating Income (Loss)	515	260	21	(64)	732
2015
Second Quarter:
Net Sales	$1,806	$748	$89	$122	$2,765
Operating Income (Loss)	298	138	20	(53)	403
Year-to-Date:
Net Sales	$3,490	$1,361	$181	$245	$5,277
Operating Income (Loss)	587	235	41	(88)	775
The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $333 million and $313 million for the second quarter of 2016 and 2015, respectively. The Company’s international net sales across all segments totaled $628 million and $606 million for year-to-date 2016 and 2015, respectively.

17. Subsequent Events
Subsequent to July 30, 2016, the Company repurchased an additional 0.3 million shares of common stock for $19 million under the February 2016 repurchase program. For additional information, see Note 3, "Earnings Per Share and Shareholders' Equity (Deficit)."

18. Supplemental Guarantor Financial Information
The Company’s 2019 Notes, 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes, 2035 Notes and 2036 Notes are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The Company is a holding company, and its most significant assets are the stock of its subsidiaries. The Guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of July 30, 2016, January 30, 2016 and August 1, 2015 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended July 30, 2016 and August 1, 2015. The Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, effective January 30, 2016. As such, amounts have been recast to include the retrospective application of these standards. For additional information, see Note 2, "New Accounting Pronouncements."

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	July 30, 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$890	$383	$—	$1,273
Accounts Receivable, Net	1	212	53	—	266
Inventories	—	1,068	136	—	1,204
Other	—	132	85	—	217
Total Current Assets	1	2,302	657	—	2,960
Property and Equipment, Net	—	1,780	806	—	2,586
Goodwill	—	1,318	30	—	1,348
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,508	15,320	1,661	(21,489)	—
Deferred Income Taxes	—	11	19	—	30
Other Assets	137	34	647	(612)	206
Total Assets	$4,646	$21,176	$3,820	$(22,101)	$7,541
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$4	$438	$351	$—	$793
Accrued Expenses and Other	104	481	294	—	879
Current Portion of Long-term Debt	—	—	13	—	13
Income Taxes	(11)	4	141	—	134
Total Current Liabilities	97	923	799	—	1,819
Deferred Income Taxes	(3)	(78)	349	—	268
Long-term Debt	5,702	597	4	(597)	5,706
Other Long-term Liabilities	1	736	155	(15)	877
Total Equity (Deficit)	(1,151)	18,998	2,513	(21,489)	(1,129)
Total Liabilities and Equity (Deficit)	$4,646	$21,176	$3,820	$(22,101)	$7,541

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

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	August 1, 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$453	$327	$—	$780
Accounts Receivable, Net	1	201	55	—	257
Inventories	—	980	126	—	1,106
Other	1	191	128	—	320
Total Current Assets	2	1,825	636	—	2,463
Property and Equipment, Net	—	1,485	790	—	2,275
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	3,979	15,589	1,642	(21,210)	—
Deferred Income Taxes	—	10	17	—	27
Other Assets	140	34	682	(612)	244
Total Assets	$4,121	$20,672	$3,767	$(21,822)	$6,738
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$7	$385	$333	$—	$725
Accrued Expenses and Other	85	500	255	—	840
Income Taxes	—	—	5	—	5
Total Current Liabilities	92	885	593	—	1,570
Deferred Income Taxes	(3)	(59)	308	—	246
Long-term Debt	4,720	597	—	(597)	4,720
Other Long-term Liabilities	—	619	243	(13)	849
Total Equity (Deficit)	(688)	18,630	2,623	(21,212)	(647)
Total Liabilities and Equity (Deficit)	$4,121	$20,672	$3,767	$(21,822)	$6,738

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,724	$808	$(642)	$2,890
Costs of Goods Sold, Buying and Occupancy	—	(1,701)	(669)	593	(1,777)
Gross Profit	—	1,023	139	(49)	1,113
General, Administrative and Store Operating Expenses	(2)	(635)	(106)	38	(705)
Operating Income (Loss)	(2)	388	33	(11)	408
Interest Expense	(101)	(11)	(3)	14	(101)
Other Income (Loss)	(36)	1	108	—	73
Income (Loss) Before Income Taxes	(139)	378	138	3	380
Provision for Income Taxes	(13)	72	69	—	128
Equity in Earnings (Loss), Net of Tax	378	223	196	(797)	—
Net Income (Loss)	$252	$529	$265	$(794)	$252

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$252	$529	$265	$(794)	$252
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(18)	—	(18)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	5	—	5
Reclassification of Cash Flow Hedges to Earnings	—	—	(5)	—	(5)
Unrealized Loss on Marketable Securities	—	—	(2)	—	(2)
Reclassification of Gain on Marketable Securities to Earnings	—	—	—	—	—
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(20)	—	(20)
Total Comprehensive Income (Loss)	$252	$529	$245	$(794)	$232

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,588	$814	$(637)	$2,765
Costs of Goods Sold, Buying and Occupancy	—	(1,607)	(705)	661	(1,651)
Gross Profit	—	981	109	24	1,114
General, Administrative and Store Operating Expenses	(2)	(629)	(106)	26	(711)
Operating Income (Loss)	(2)	352	3	50	403
Interest Expense	(78)	(4)	(3)	7	(78)
Other Income (Loss)	—	—	(2)	—	(2)
Income (Loss) Before Income Taxes	(80)	348	(2)	57	323
Provision for Income Taxes	—	90	31	—	121
Equity in Earnings (Loss), Net of Tax	282	154	130	(566)	—
Net Income (Loss)	$202	$412	$97	$(509)	$202

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$202	$412	$97	$(509)	$202
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	22	—	22
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	14	—	14
Reclassification of Cash Flow Hedges to Earnings	—	—	(27)	—	(27)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	9	—	9
Total Comprehensive Income (Loss)	$202	$412	$106	$(509)	$211

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$5,196	$1,666	$(1,358)	$5,504
Costs of Goods Sold, Buying and Occupancy	—	(3,240)	(1,380)	1,272	(3,348)
Gross Profit	—	1,956	286	(86)	2,156
General, Administrative and Store Operating Expenses	(4)	(1,274)	(219)	73	(1,424)
Operating Income (Loss)	(4)	682	67	(13)	732
Interest Expense	(199)	(20)	(5)	25	(199)
Other Income (Loss)	(36)	2	114	—	80
Income (Loss) Before Income Taxes	(239)	664	176	12	613
Provision for Income Taxes	(14)	134	88	—	208
Equity in Earnings (Loss), Net of Tax	630	285	264	(1,179)	—
Net Income (Loss)	$405	$815	$352	$(1,167)	$405

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$405	$815	$352	$(1,167)	$405
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(10)	—	(10)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(11)	—	(11)
Reclassification of Cash Flow Hedges to Earnings	—	—	9	—	9
Unrealized Loss on Marketable Securities	—	—	(3)	—	(3)
Reclassification of Gain on Marketable Securities to Earnings	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(18)	—	(18)
Total Comprehensive Income (Loss)	$405	$815	$334	$(1,167)	$387

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$4,957	$1,630	$(1,310)	$5,277
Costs of Goods Sold, Buying and Occupancy	—	(3,031)	(1,321)	1,245	(3,107)
Gross Profit	—	1,926	309	(65)	2,170
General, Administrative and Store Operating Expenses	(6)	(1,245)	(202)	58	(1,395)
Operating Income (Loss)	(6)	681	107	(7)	775
Interest Expense	(158)	(12)	(5)	17	(158)
Other Income (Loss)	—	4	72	—	76
Income (Loss) Before Income Taxes	(164)	673	174	10	693
Provision for Income Taxes	—	168	72	—	240
Equity in Earnings (Loss), Net of Tax	617	379	253	(1,249)	—
Net Income (Loss)	$453	$884	$355	$(1,239)	$453

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$453	$884	$355	$(1,239)	$453
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	12	—	12
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	4	—	4
Reclassification of Cash Flow Hedges to Earnings	—	—	(10)	—	(10)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	6	—	6
Total Comprehensive Income (Loss)	$453	$884	$361	$(1,239)	$459

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(258)	$490	$189	$—	$421
Investing Activities:
Capital Expenditures	—	(382)	(115)	—	(497)
Return of Capital from Easton Town Center, LLC	—	—	108	—	108
Acquisition, Net of Cash Acquired of $1	—	—	(31)	—	(31)
Proceeds from Sale of Marketable Securities	—	—	10	—	10
Net Investments in Consolidated Affiliates	—	—	(38)	38	—
Other Investing Activities	—	1	15	—	16
Net Cash Used for Investing Activities	—	(381)	(51)	38	(394)
Financing Activities:
Proceeds from the Issuance of Long-term Debt, Net of Issuance Costs	692	—	—	—	692
Payment of Long-term Debt	(742)	—	—	—	(742)
Borrowings from Revolving Facilities	—	—	10	—	10
Dividends Paid	(923)	—	—	—	(923)
Repurchases of Common Stock	(385)	—	—	—	(385)
Excess Tax Benefits from Share-based Compensation	—	33	4	—	37
Net Financing Activities and Advances to/from Consolidated Affiliates	1,603	(1,441)	(124)	(38)	—
Proceeds from Exercise of Stock Options	13	—	—	—	13
Financing Costs and Other	—	(1)	—	—	(1)
Net Cash Provided by (Used for) Financing Activities	258	(1,409)	(110)	(38)	(1,299)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3)	—	(3)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,300)	25	—	(1,275)
Cash and Cash Equivalents, Beginning of Period	—	2,190	358	—	2,548
Cash and Cash Equivalents, End of Period	$—	$890	$383	$—	$1,273

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(147)	$481	$41	$—	$375
Investing Activities:
Capital Expenditures	—	(254)	(104)	—	(358)
Proceeds from the Sale of Assets	—	—	135	—	135
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	1	84	—	85
Purchase of Marketable Securities	—	(50)	—	—	(50)
Other Investing Activities	—	—	1	—	1
Net Cash Provided by (Used for) Investing Activities	—	(303)	116	—	(187)
Financing Activities:
Dividends Paid	(880)	—	—	—	(880)
Repurchases of Common Stock	(295)	—	—	—	(295)
Excess Tax Benefits from Share-based Compensation	—	53	8	—	61
Net Financing Activities and Advances to/from Consolidated Affiliates	1,299	(1,240)	(59)	—	—
Proceeds from Exercise of Stock Options	23	—	—	—	23
Net Cash Provided by (Used for) Financing Activities	147	(1,187)	(51)	—	(1,091)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,009)	108	—	(901)
Cash and Cash Equivalents, Beginning of Period	—	1,462	219	—	1,681
Cash and Cash Equivalents, End of Period	$—	$453	$327	$—	$780

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheet of L Brands, Inc. and subsidiaries as of July 30, 2016 and August 1, 2015, and the related consolidated statements of income and comprehensive income for the thirteen and twenty-six week periods ended July 30, 2016 and August 1, 2015, and cash flows for the twenty-six week periods ended July 30, 2016 and August 1, 2015. These financial statements are the responsibility of the Company’s management.

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
September 2, 2016

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
Executive Overview
In the second quarter of 2016, our operating income increased $5 million, or 1%, to $408 million, and our operating income rate decreased to 14.1% from 14.6%. Net sales increased $125 million to $2.890 billion, comparable sales increased 3%, and comparable store sales increased 1%. At Victoria's Secret, net sales increased 3%, and operating income decreased 6%. At Bath & Body Works, net sales increased 7%, and operating income increased 8%. At Victoria's Secret and Bath & Body Works International, net sales increased 12%, and operating income decreased 62%. For additional information related to our second quarter 2016 financial performance, see “Results of Operations.”
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

	Year-to-Date
(in millions, except per share amounts)	2016	2015
Detail of Special Items included in Operating Income - Income (Expense)
Victoria's Secret Restructuring (a)	$(35)	$—
Total Special Items included in Operating Income	$(35)	$—

Detail of Special Items included in Other Income (Loss) - Income (Loss)
Loss on Extinguishment of Debt (b)	$(36)	$—
Gain on Distribution from Easton Town Center, LLC (c)	108	—
Gain on Divestiture of Third-Party Apparel Sourcing Business (d)	—	78
Total Special Items included in Other Income (Loss)	$72	$78

Detail of Special Items included in Provision for Income Taxes - Provision
Tax effect of Special Items	$(11)	$(9)
Total Special Items included in Provision for Income Taxes	$(11)	$(9)

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$732	$775
Special Items included in Operating Income	35	—
Adjusted Operating Income	$767	$775

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$405	$453
Special Items included in Net Income	(26)	(69)
Adjusted Net Income	$379	$384

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$1.39	$1.52
Special Items included in Earnings Per Diluted Share	(0.09)	(0.23)
Adjusted Earnings Per Diluted Share	$1.30	$1.29
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

(b)
In the second quarter of 2016, we repurchased our $700 million 6.90% Senior Unsecured Notes due July 2017 resulting in a pre-tax loss on extinguishment of $36 million (after-tax loss of $22 million). For additional information see Note 10, "Long-term Debt" included in Item 1. Financial Statements.

(c)
In the second quarter of 2016, we received a $124 million cash distribution from Easton Town Center, LLC resulting in a pre-tax gain of $108 million (after-tax gain of $70 million). For additional information see Note 8, "Equity Investments and Other" included in Item 1. Financial Statements.

(d)
In the first quarter of 2015, we divested our remaining ownership interest in our third-party apparel sourcing business. We received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). For additional information see Note 8, "Equity Investments and Other" included in Item 1. Financial Statements.

Company-Owned Store Data
The following table compares the second quarter of 2016 company-owned store data to the second quarter of 2015 and year-to-date 2016 store data to year-to-date 2015:

	Second Quarter			Year-to-Date
	2016	2015	% Change	2016	2015	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$201	$205	(2)%	$393	$398	(1)%
Bath & Body Works U.S.	176	171	3%	322	313	3%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,250	$1,246	—%	$2,438	$2,425	1%
Bath & Body Works U.S.	422	404	4%	772	738	5%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,234	6,107	2%
Bath & Body Works U.S.	2,409	2,362	2%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,000	6,749	4%
Bath & Body Works U.S.	3,813	3,697	3%

The following table compares second quarter of 2016 company-owned store data to the second quarter of 2015 and year-to-date 2016 store data to year-to-date 2015:

	Second Quarter		Year-to-Date
Number of Stores	2016	2015	2016	2015
Victoria’s Secret U.S.
Beginning of Period	1,121	1,104	1,118	1,098
Opened	4	4	9	11
Closed	(2)	(3)	(4)	(4)
End of Period	1,123	1,105	1,123	1,105
Victoria’s Secret Canada
Beginning of Period	46	42	46	41
Opened	—	1	—	2
Closed	—	—	—	—
End of Period	46	43	46	43
Bath & Body Works U.S.
Beginning of Period	1,576	1,559	1,574	1,558
Opened	9	7	12	10
Closed	(2)	(1)	(3)	(3)
End of Period	1,583	1,565	1,583	1,565
Bath & Body Works Canada
Beginning of Period	99	89	98	88
Opened	3	2	4	3
Closed	—	—	—	—
End of Period	102	91	102	91
Victoria’s Secret U.K.
Beginning of Period	15	10	14	10
Opened	1	—	2	—
Closed	—	—	—	—
End of Period	16	10	16	10
Victoria's Secret Beauty and Accessories
Beginning of Period	27	—	—	—
Acquired (a)	—	—	26	—
Opened	1	—	2	—
Closed	—	—	—	—
End of Period	28	—	28	—
La Senza
Beginning of Period	125	133	126	145
Opened	—	—	—	—
Closed	—	—	(1)	(12)
End of Period	125	133	125	133
Henri Bendel
Beginning of Period	29	29	29	29
Opened	—	—	—	—
Closed	—	—	—	—
End of Period	29	29	29	29
Total
Beginning of Period	3,038	2,966	3,005	2,969
Acquired (a)	—	—	26	—
Opened	18	14	29	26
Closed	(4)	(4)	(8)	(19)
End of Period	3,052	2,976	3,052	2,976
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, "Acquisition" included in Item 1. Financial Statements.

Noncompany-Owned Store Data
The following table compares the second quarter of 2016 noncompany-owned store data to the second quarter of 2015 and year-to-date 2016 store data to year-to-date 2015:

	Second Quarter		Year-to-Date
Number of Stores	2016	2015	2016	2015
Victoria’s Secret Beauty & Accessories
Beginning of Period	356	304	373	290
Opened	11	23	25	38
Closed	(2)	(2)	(7)	(3)
Transferred (a)	—	—	(26)	—
End of Period	365	325	365	325
Victoria's Secret
Beginning of Period	20	15	19	14
Opened	2	2	3	3
Closed	—	—	—	—
End of Period	22	17	22	17
Bath & Body Works
Beginning of Period	131	91	125	80
Opened	9	10	16	23
Closed	—	—	(1)	(2)
End of Period	140	101	140	101
La Senza
Beginning of Period	217	258	221	266
Opened	1	1	1	1
Closed	(5)	(26)	(9)	(34)
End of Period	213	233	213	233
Total
Beginning of Period	724	668	738	650
Opened	23	36	45	65
Closed	(7)	(28)	(17)	(39)
Transferred (a)	—	—	(26)	—
End of Period	740	676	740	676
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, "Acquisition" included in Item 1. Financial Statements.

Results of Operations
Second Quarter of 2016 Compared to Second Quarter of 2015
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the second quarter of 2016 in comparison to the second quarter of 2015:

			Operating Income Rate
	2016	2015	2016	2015
Second Quarter	(in millions)
Victoria’s Secret	$281	$298	15.0%	16.5%
Bath & Body Works	148	138	18.5%	18.4%
Victoria’s Secret and Bath & Body Works International	8	20	7.6%	22.8%
Other (a)	(29)	(53)	(23.4)%	(43.0)%
Total Operating Income	$408	$403	14.1%	14.6%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the second quarter of 2016, operating income increased $5 million, or 1%, to $408 million, and the operating income rate decreased to 14.1% from 14.6%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2016 in comparison to the second quarter of 2015:

	2016	2015	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,469	$1,437	2%
Victoria’s Secret Direct	398	369	8%
Total Victoria’s Secret	1,867	1,806	3%
Bath & Body Works Stores (a)	709	672	6%
Bath & Body Works Direct	92	76	21%
Total Bath & Body Works	801	748	7%
Victoria’s Secret and Bath & Body Works International (b)	100	89	12%
Other (c)	122	122	—%
Total Net Sales	$2,890	$2,765	5%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for the second quarter of 2016 to the second quarter of 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2015 Net Sales	$1,806	$748	$89	$122	$2,765
Comparable Store Sales	8	21	—	5	34
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	26	18	16	(5)	55
Foreign Currency Translation	(2)	(2)	(4)	(2)	(10)
Direct Channels	29	16	—	3	48
International Wholesale, Royalty and Other	—	—	(1)	(1)	(2)
2016 Net Sales	$1,867	$801	$100	$122	$2,890

The following table compares the second quarter of 2016 comparable sales to the second quarter of 2015:

Second Quarter	2016	2015
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	2%	1%
Bath & Body Works (b)	5%	6%
Total Comparable Sales	3%	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	1%	3%
Bath & Body Works (b)	3%	5%
Total Comparable Store Sales	1%	4%
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
The results by segment are as follows:
Victoria's Secret
For the second quarter of 2016, net sales increased $61 million to $1.867 billion, and comparable sales increased 2% (comparable store sales increased 1%). Net sales increased primarily due to increases in PINK and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by decreases in swim and apparel, due to a strategic decision to exit these categories, and beauty as we reposition the category.
The increase in comparable store sales was driven by an increase in total transactions.
Bath & Body Works
For the second quarter of 2016, net sales increased $53 million to $801 million, and comparable sales increased 5% (comparable store sales increased 3%). Net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by an increase in higher average dollar sales.

Victoria's Secret and Bath & Body Works International
For the second quarter of 2016, net sales increased $11 million to $100 million primarily related to newly acquired Victoria's Secret Beauty and Accessories stores in Greater China, company-owned Victoria's Secret stores in the U.K., and additional stores opened by our partners. These results were partially offset by the negative impacts of foreign currency at Victoria's Secret Beauty and Accessories and Victoria's Secret U.K.
Other
For the second quarter of 2016, net sales remained flat at $122 million.
Gross Profit
For the second quarter of 2016, our gross profit decreased $1 million to $1.113 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 38.5% from 40.3%, primarily driven by the following:
Victoria's Secret
For the second quarter of 2016, the gross profit decrease was primarily driven by a decline in merchandise margin due to clearance activity on non-go forward merchandise categories, as well as promotions and pricing to drive trial in our beauty business. Buying and occupancy expenses decreased primarily driven by the discontinuation of catalogue production, and was partially offset by an increase in occupancy expense driven by investments in store real estate.
The gross profit rate decrease was driven primarily by increases in the promotional and clearance activity described above, partially offset by lower buying and occupancy expenses due to decreased catalogue costs.
Bath & Body Works
For the second quarter of 2016, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expenses driven by investments in store real estate.
The gross profit rate decrease was driven by an increase in the buying and occupancy expense rate primarily due to investments in store real estate. The merchandise margin rate was roughly flat and negatively impacted by foreign currency exchange at Bath & Body Works Canada.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2016, the gross profit decrease was primarily due to lower merchandise margin dollars at Victoria's Secret Beauty and Accessories due to the negative impacts of foreign currency and promotions. The decrease in gross profit dollars was also due to higher buying and occupancy expenses driven by the opening and acquisition of new stores, investments in real estate in Greater China, and higher net sales.
The gross profit rate decrease was driven primarily by a decrease in the merchandise margin rate due to Victoria's Secret Beauty and Accessories and negative impacts of foreign currency.
General, Administrative and Store Operating Expenses
For the second quarter of 2016, our general, administrative and store operating expenses decreased $6 million to $705 million primarily due to lower incentive compensation expenses as well as other discrete corporate expenses impacting the prior period that did not reoccur in the current period, partially offset by corporate expenses in Greater China.
The general, administrative and store operating expense rate decreased to 24.4% from 25.7% due to lower incentive compensation expenses, corporate expenses as described above, and leverage associated with higher sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2016 and 2015:

Second Quarter	2016	2015
Average daily borrowings (in millions)	$5,998	$4,750
Average borrowing rate (in percentages)	6.71%	6.62%
For the second quarter of 2016, our interest expense increased $23 million to $101 million primarily due to an increase in average borrowings related to the October 2015 $1 billion note issuance and June 2016 $700 million note issuance.

Other Income (Loss)
For the second quarter of 2016, our other income increased $75 million to $73 million primarily driven by a distribution received from Easton Town Center, LLC resulting in a pre-tax gain of $108 million, partially offset by a $36 million pre-tax loss on extinguishment of the 2017 Notes.
Provision for Income Taxes
For the second quarter of 2016, our effective tax rate was 33.6% compared to 37.4% in the second quarter of 2015. The second quarter 2016 rate was lower than our combined estimated federal and state statutory rate primarily due to the favorable resolution of certain tax matters.
Year-to-Date 2016 Compared to Year-to-Date 2015
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2016 in comparison to year-to-date 2015:

			Operating Income Rate
	2016	2015	2016	2015
Year-to-Date	(in millions)
Victoria’s Secret	$515	$587	14.3%	16.8%
Bath & Body Works	260	235	17.8%	17.2%
Victoria’s Secret and Bath & Body Works International	21	41	10.6%	23.1%
Other (a)	(64)	(88)	(26.9)%	(35.8)%
Total Operating Income	$732	$775	13.3%	14.7%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For year-to-date 2016, operating income decreased $43 million, or 6%, to $732 million, and the operating income rate decreased to 13.3% from 14.7%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2016 in comparison to year-to-date 2015:

	2016	2015	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$2,850	$2,783	2%
Victoria’s Secret Direct	758	707	7%
Total Victoria’s Secret	3,608	3,490	3%
Bath & Body Works Stores (a)	1,296	1,226	6%
Bath & Body Works Direct	166	135	23%
Total Bath & Body Works	1,462	1,361	7%
Victoria’s Secret and Bath & Body Works International (b)	195	181	8%
Other (c)	239	245	(2)%
Total Net Sales	$5,504	$5,277	4%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for year-to-date 2016 to year-to-date 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2015 Net Sales	$3,490	$1,361	$181	$245	$5,277
Comparable Store Sales	14	43	1	9	67
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	58	30	22	(10)	100
Foreign Currency Translation	(5)	(3)	(6)	(5)	(19)
Direct Channels	51	31	—	5	87
International Wholesale, Royalty and Other	—	—	(3)	(5)	(8)
2016 Net Sales	$3,608	$1,462	$195	$239	$5,504

The following table compares year-to-date 2016 comparable sales to year-to-date 2015:

Year-to-Date	2016	2015
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	2%	2%
Bath & Body Works (b)	6%	6%
Total Comparable Sales	3%	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	1%	4%
Bath & Body Works (b)	4%	5%
Total Comparable Store Sales	2%	4%
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
The results by segment are as follows:
Victoria's Secret
For year-to-date 2016, net sales increased $118 million to $3.608 billion, and comparable sales increased 2% (comparable store sales increased 1%). Net sales increased primarily due to increases in PINK and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by decreases in swim and apparel due to a strategic decision to exit these categories, and beauty as we reposition the category.
The increase in comparable store sales was driven by an increase in total transactions.
Bath & Body Works
For year-to-date 2016, net sales increased $101 million to $1.462 billion, and comparable sales increased 6% (comparable store sales increased 4%). Net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by an increase in average dollar sales.

Victoria's Secret and Bath & Body Works International
For year-to-date 2016, net sales increased $14 million to $195 million primarily related to newly acquired Victoria's Secret Beauty and Accessories stores in Greater China, company-owned Victoria's Secret stores in the U.K., and additional stores opened by our partners. These results were partially offset by the negative impacts of foreign currency at Victoria's Secret Beauty and Accessories and Victoria's Secret U.K.
Other
For year-to-date 2016, net sales decreased $6 million to $239 million primarily related to a decrease in net sales at La Senza due to store closures and the negative impacts of foreign currency.
Gross Profit
For year-to-date 2016, our gross profit decreased $14 million to $2.156 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 39.2% from 41.1%, primarily driven by the following:
Victoria's Secret
For year-to-date 2016, the gross profit decrease was primarily driven by a decline in merchandise margin due to clearance activity on non-go forward merchandise categories, promotions and pricing to drive trial in our beauty business, and fabric cancellations and catalogue paper write-offs related to restructuring activities. Buying and occupancy expenses increased primarily driven by an increase in occupancy expense resulting from investments in real estate, partially offset by a decrease in catalogue costs.
The gross profit rate decrease was driven primarily by increases in the promotional and clearance activity described above, the expenses related to the restructuring activities, and investments in store real estate, partially offset by lower buying and occupancy expenses due to decreased catalogue costs.
Bath & Body Works
For year-to-date 2016, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin was partially offset by higher buying and occupancy expenses due to an increase in occupancy expense driven by investments in store real estate.
The gross profit rate decrease was driven by an increase in the buying and occupancy expense rate primarily due to investments in store real estate. The merchandise margin rate was roughly flat and negatively impacted by foreign currency exchange at Bath & Body Works Canada.
Victoria's Secret and Bath & Body Works International
For year-to-date 2016, the gross profit decrease was due to lower merchandise margin dollars at Victoria's Secret Beauty and Accessories due to the negative impacts of foreign currency and softness in the business. The decrease in gross profit dollars was also due to higher buying and occupancy expenses for our company-owned stores driven by the opening and acquisition of new stores, investments in real estate in Greater China, and higher net sales.
The gross profit rate decrease was driven primarily by a decrease in the merchandise margin rate due to Victoria's Secret Beauty and Accessories and the negative impacts of foreign currency.
General, Administrative and Store Operating Expenses
For year-to-date 2016, our general, administrative and store operating expenses increased $29 million to $1.424 billion primarily driven by severance charges related to the Victoria's Secret restructuring, an increase in store selling expenses related to higher sales volumes and investments in store selling to improve the customer experience, and corporate expenses in Greater China, partially offset by lower incentive compensation expenses.
The general, administrative and store operating expense rate decreased to 25.9% from 26.4% primarily due to leverage from higher sales and lower incentive compensation expenses, partially offset by deleverage associated with the Victoria's Secret restructuring and corporate expenses in Greater China.

Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2016 and 2015:

Year-to-Date	2016	2015
Average daily borrowings (in millions)	$5,879	$4,750
Average borrowing rate (in percentages)	6.72%	6.60%
For year-to-date 2016, our interest expense increased $41 million to $199 million primarily due to an increase in average borrowings related to the October 2015 $1 billion note issuance and June 2016 $700 million note issuance.
Other Income (Loss)
For year-to-date 2016, our other income (loss) increased $4 million to $80 million primarily driven by a distribution received from Easton Town Center, LLC resulting in a pre-tax gain of $108 million, partially offset by a $36 million pre-tax loss on extinguishment of the 2017 Notes. In the first quarter of 2015, we recognized a pre-tax gain of $78 million due to the divestiture of our remaining ownership interest in the third-party apparel sourcing business.
Provision for Income Taxes
For year-to-date 2016, our effective tax rate was 34.0% compared to 34.6% year-to-date 2015. The year-to-date 2016 rate was lower than our combined estimated federal and state statutory rate primarily due to the favorable resolution of certain tax matters. The year-to-date 2015 rate was lower than our combined estimated federal and state statutory rate primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2016, we have paid $923 million in regular and special dividends and repurchased $388 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $381 million as of July 30, 2016. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.

The following table provides our debt balance, net of debt issuance costs and unamortized discounts, as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016	January 30, 2016	August 1, 2015
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 ("2035 Notes")	$989	$988	$—
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 ("2022 Notes")	992	991	990
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 ("2021 Notes")	991	990	989
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 ("2036 Notes")	692	—	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 ("2019 Notes") (a)	500	499	495
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 ("2023 Notes")	497	496	496
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 ("2020 Notes")	396	396	395
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,057	$4,360	$3,365
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 ("2033 Notes")	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 ("2037 Notes")	297	297	297
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 ("2017 Notes") (b)	—	709	710
Foreign Facilities	17	7	—
Total Senior Unsecured Debt	$662	$1,361	$1,355
Total	$5,719	$5,721	$4,720
Current Portion of Long-term Debt	(13)	(6)	—
Total Long-term Debt, Net of Current Portion	$5,706	$5,715	$4,720
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $8 million as of July 30, 2016, $8 million as of January 30, 2016 and $5 million as of August 1, 2015.

(b)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $10 million as of January 30, 2016 and $11 million as of August 1, 2015.

Issuance of Notes
In June 2016, we issued $700 million of 6.75% notes due in July 2036. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by our Guarantors. The proceeds from the issuance were $692 million, which were net of issuance costs of $8 million. These issuance costs are being amortized through the maturity date of July 2036 and are included within Long-term Debt on the July 30, 2016 Consolidated Balance Sheet.
In October 2015, we issued $1 billion of 6.875% notes due in November 2035. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by our Guarantors. The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. These issuance costs are being amortized through the maturity date of November 2035 and are included within Long-term Debt on the July 30, 2016 and January 30, 2016 Consolidated Balance Sheets.
Repurchase of Notes
In July 2016, we used the proceeds from the 2036 Notes to repurchase the $700 million 2017 Notes for $742 million. The pre-tax net loss on extinguishment of this debt was $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes. This loss is included in Other Income (Loss) in the 2016 Consolidated Statements of Income.
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

The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of July 30, 2016, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of July 30, 2016, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of July 30, 2016 that reduce our remaining availability under our Revolving Facility.
In addition to the Revolving Facility, we maintain various revolving and term loan bank facilities with availability totaling $100 million to support our foreign operations ("Foreign Facilities"). These Foreign Facilities mature between November 15, 2016 and July 31, 2017. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During the second quarter of 2016, we borrowed $4 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2016 was $17 million. As of July 30, 2016, there were borrowings of $17 million outstanding under the Foreign Facilities.
Fair Value Interest Rate Swap Arrangements
We have interest rate swap arrangements related to $300 million of the outstanding 2019 Notes. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage.
The swap arrangements are designated as fair value hedges. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016	January 30, 2016	August 1, 2015
	(in millions)
Net Cash Provided by Operating Activities (a)	$421	$1,869	$375
Capital Expenditures (a)	497	727	358
Working Capital	1,141	2,281	893
Capitalization:
Long-term Debt	5,706	5,715	4,720
Shareholders’ Equity (Deficit)	(1,130)	(259)	(648)
Total Capitalization	$4,576	$5,456	$4,072
Remaining Amounts Available Under Credit Agreements (b)	$992	$992	$981
 _______________

(a)	The January 30, 2016 amounts represent a twelve-month period, and the July 30, 2016 and August 1, 2015 amounts represent six-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million as of July 30, 2016 and January 30, 2016 and $19 million as of August 1, 2015.

Credit Ratings
The following table provides our credit ratings as of July 30, 2016:

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
Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for year-to-date 2016 and 2015:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2016	2015	2016	2015
	(in millions)	(in thousands)		(in millions)
February 2016	$500	4,968	NA	$388	NA	$78.07
June 2015	$250	NA	624	NA	$52	$83.75
February 2015	$250	NA	2,788	NA	$250	$89.45
In the first quarter of 2016, our Board of Directors approved a new $500 million share repurchase program, which included $17 million remaining under the June 2015 repurchase program.
The February 2016 repurchase program had $112 million remaining as of July 30, 2016. Subsequent to July 30, 2016, we repurchased an additional 0.3 million shares of common stock for $19 million under this program.
There were $3 million of share repurchases reflected in Accounts Payable on the July 30, 2016 Consolidated Balance Sheet and $7 million as of August 1, 2015. There were no share repurchases reflected in Accounts Payable on the January 30, 2016 Consolidated Balance Sheet.
We use cash flow generated from operating and financing activities to fund our share repurchase programs. The timing and amount of any repurchases will be made at our discretion taking into account a number of factors including market conditions.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2016 and 2015:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2016
Second Quarter	$0.60	$—	$0.60	$173
First Quarter	0.60	2.00	2.60	750
2016 Total	$1.20	$2.00	$3.20	$923
2015
Second Quarter	$0.50	$—	$0.50	$146
First Quarter	0.50	2.00	2.50	734
2015 Total	$1.00	$2.00	$3.00	$880
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
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2016 and 2015:

	Year-to-Date
	2016	2015
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$2,548	$1,681
Net Cash Flows Provided by Operating Activities	421	375
Net Cash Flows Used for Investing Activities	(394)	(187)
Net Cash Flows Used for Financing Activities	(1,299)	(1,091)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(3)	2
Net Decrease in Cash and Cash Equivalents	(1,275)	(901)
Cash and Cash Equivalents, End of Period	$1,273	$780
Operating Activities
Net cash provided by operating activities in 2016 was $421 million, including net income of $405 million. Net income included depreciation and amortization of $245 million, gain on distribution from Easton Town Center, LLC of $108 million, share-based compensation expense of $46 million, excess tax benefits from share-based compensation of $37 million, and loss on extinguishment of debt of $36 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories, Income Taxes Payable, and Accounts Payable, Accrued Expenses and Other.
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
Investing Activities
Net cash used for investing activities in 2016 was $394 million consisting primarily of capital expenditures of $497 million and $31 million related to the acquisition of our Victoria's Secret Beauty and Accessories franchise partner's operations and stores in Greater China, partially offset by a $108 million distribution from Easton Town Center, LLC and proceeds from the sale of marketable securities of $10 million. The capital expenditures included $405 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2015 was $187 million consisting primarily of capital expenditures of $358 million and purchases of marketable securities of $50 million, partially offset by proceeds from the sale of assets of $135 million and divestiture of the third-party apparel sourcing business of $85 million. The capital expenditures included $269 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2016 was $1.299 billion consisting primarily of quarterly and special dividend payments aggregating to $3.20 per share, or $923 million, $742 million to repurchase our 2017 Notes, and repurchases of common stock of $385 million, partially offset by net proceeds of $692 million from the 2036 Notes issuance, excess tax benefits from share-based compensation of $37 million and proceeds from the exercise of stock options of $13 million.
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
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $20 million related to lease payments of Express, Limited Stores and Dick’s Sporting Goods under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to any of these guarantee obligations as of July 30, 2016 as we concluded that payments under these guarantees were not probable.
In the second and third quarters of 2015, in connection with the sale and leaseback under noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $105 million. We recorded a liability of $3 million related to these guarantee obligations as of July 30, 2016 and January 30, 2016, which is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 30, 2016, as discussed in "Contingent Liabilities and Contractual Obligations" in our 2015 Annual Report on Form 10-K, other than the issuance of the 2036 Notes and the repurchase of the 2017 Notes. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

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
Simplifying the Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This guidance requires companies to recognize debt issuance costs related to recognized debt liabilities on the balance sheet as a direct deduction from the carrying amount of those debt liabilities, consistent with debt discounts. This guidance is effective beginning in fiscal year 2016, with early adoption permitted.

We elected to early adopt this standard effective January 30, 2016. Upon adoption, prior period financial statements were recast as required by the standard to present debt issuance costs as a direct deduction from the carrying value of the related debt liabilities. The impact of the adoption of this standard is a decrease of $39 million to Other Assets and Long-term Debt on the August 1, 2015 Consolidated Balance Sheet.
Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to present all deferred tax assets and liabilities as noncurrent in the balance sheet. This guidance will be effective beginning in fiscal 2017, and early adoption is permitted.
We elected to early adopt this standard effective January 30, 2016 using the retrospective application transition method. Upon adoption, prior period financial statements were recast to present all deferred tax assets and liabilities as noncurrent on the balance sheet. The impact of the adoption of this standard on the August 1, 2015 Consolidated Balance Sheet is a decrease in current deferred income tax assets of approximately $35 million; an increase in noncurrent deferred income tax assets of $8 million; and a decrease to noncurrent deferred income tax liabilities of $27 million.

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
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Currently, our investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
The majority of our long-term debt as of July 30, 2016, has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of July 30, 2016, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of July 30, 2016, management believes that the carrying values of cash and cash equivalents, receivables and payables approximate fair value because of the short maturity of these financial instruments.
The following table provides a summary of the principal value and fair value of long-term debt and swap arrangements as of July 30, 2016, January 30, 2016 and August 1, 2015:

	July 30, 2016	January 30, 2016	August 1, 2015
	(in millions)
Long-term Debt (a):
Principal Value	$5,750	$5,750	$4,750
Fair Value, Estimated (b)	6,349	6,209	5,233
Cross-currency Swap Arrangements (c)	(16)	(27)	(25)
Fixed-to-Floating Interest Rate Swap Arrangements (c)	(8)	(11)	(7)
 _______________

(a)
The increase in long-term debt is related to the June 2016 issuance of $700 million notes due in July 2036 and the October 2015 issuance of $1 billion notes due in November 2035, offset by the July 2016 repurchase of $700 million notes originally due in July 2017.

(b)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(c)	Swap arrangements are in an asset position.
Concentration of Credit Risk
We maintain cash and cash equivalents and derivative contracts with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Currently, our investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2016	126	$63.92	423	$209,802
June 2016	21	67.97	753	158,669
July 2016	9	68.36	667	112,034
Total	156		1,843
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
Date: September 2, 2016

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.