Form 10-Q
period 2016-10-29
L Brands, Inc.
filed 2016-12-02
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 25, 2016
285,955,863 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2016” and “third quarter of 2015” refer to the thirteen week periods ending October 29, 2016 and October 31, 2015, respectively. “Year-to-date 2016” and “year-to-date 2015” refer to the thirty-nine week periods ending October 29, 2016 and October 31, 2015, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
Net Sales	$2,581	$2,482	$8,085	$7,759
Costs of Goods Sold, Buying and Occupancy	(1,556)	(1,451)	(4,904)	(4,558)
Gross Profit	1,025	1,031	3,181	3,201
General, Administrative and Store Operating Expenses	(741)	(692)	(2,166)	(2,087)
Operating Income	284	339	1,015	1,114
Interest Expense	(97)	(79)	(295)	(237)
Other Income	3	—	83	75
Income Before Income Taxes	190	260	803	952
Provision for Income Taxes	68	96	277	335
Net Income	$122	$164	$526	$617
Net Income Per Basic Share	$0.43	$0.56	$1.83	$2.12
Net Income Per Diluted Share	$0.42	$0.55	$1.81	$2.08
Dividends Per Share	$0.60	$0.50	$3.80	$3.50

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
Net Income	$122	$164	$526	$617
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(15)	(7)	(25)	5
Unrealized Gain (Loss) on Cash Flow Hedges	9	2	(2)	6
Reclassification of Cash Flow Hedges to Earnings	(4)	3	5	(7)
Unrealized Gain (Loss) on Marketable Securities	—	2	(3)	2
Reclassification of Gain on Marketable Securities to Earnings	—	—	(3)	—
Total Other Comprehensive Income (Loss), Net of Tax	(10)	—	(28)	6
Total Comprehensive Income	$112	$164	$498	$623

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	October 29, 2016	January 30, 2016	October 31, 2015
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$654	$2,548	$1,311
Accounts Receivable, Net	325	261	283
Inventories	1,651	1,122	1,620
Other	256	225	315
Total Current Assets	2,886	4,156	3,529
Property and Equipment, Net	2,770	2,330	2,350
Goodwill	1,348	1,318	1,318
Trade Names and Other Intangible Assets, Net	411	411	411
Deferred Income Taxes	30	30	27
Other Assets	218	248	258
Total Assets	$7,663	$8,493	$7,893
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$962	$668	$913
Accrued Expenses and Other	909	977	804
Current Portion of Long-term Debt	23	6	4
Income Taxes	113	224	7
Total Current Liabilities	2,007	1,875	1,728
Deferred Income Taxes	262	257	241
Long-term Debt	5,701	5,715	5,713
Other Long-term Liabilities	881	904	868
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 315, 313 and 313 shares issued; 286, 290 and 291 shares outstanding, respectively	157	156	156
Paid-in Capital	620	545	515
Accumulated Other Comprehensive Income	12	40	41
Retained Earnings (Accumulated Deficit)	(254)	315	(175)
Less: Treasury Stock, at Average Cost; 29, 23 and 22 shares, respectively	(1,725)	(1,315)	(1,195)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,190)	(259)	(658)
Noncontrolling Interest	2	1	1
Total Equity (Deficit)	(1,188)	(258)	(657)
Total Liabilities and Equity (Deficit)	$7,663	$8,493	$7,893

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2016	2015
Operating Activities:
Net Income	$526	$617
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	378	335
Amortization of Landlord Allowances	(35)	(31)
Share-based Compensation Expense	70	73
Deferred Income Taxes	9	3
Excess Tax Benefits from Share-based Compensation	(39)	(65)
Gain on Distribution from Easton Town Center, LLC	(108)	—
Loss on Extinguishment of Debt	36	—
Gain on Distribution from Investment	(4)	—
Gain on Sale of Marketable Securities	(4)	—
Gain on Divestiture of Third-party Apparel Sourcing Business	—	(78)
Loss on Sale of Assets	—	3
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisition:
Accounts Receivable	(75)	(30)
Inventories	(527)	(586)
Accounts Payable, Accrued Expenses and Other	168	118
Income Taxes Payable	(74)	(154)
Other Assets and Liabilities	(5)	57
Net Cash Provided by Operating Activities	316	262
Investing Activities:
Capital Expenditures	(825)	(603)
Return of Capital from Easton Town Center, LLC	108	—
Acquisition, Net of Cash Acquired of $1	(33)	—
Proceeds from Sale of Marketable Securities	10	50
Proceeds from Sale of Assets	—	196
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	85
Purchases of Marketable Securities	—	(60)
Other Investing Activities	19	—
Net Cash Used for Investing Activities	(721)	(332)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	692	988
Payment of Long-term Debt	(742)	—
Borrowings from Revolving Facilities	20	5
Repayments on Revolving Facilities	(4)	—
Dividends Paid	(1,096)	(1,026)
Repurchases of Common Stock	(410)	(363)
Excess Tax Benefits from Share-based Compensation	39	65
Proceeds from Exercise of Stock Options	17	31
Financing Costs and Other	(2)	(2)
Net Cash Used for Financing Activities	(1,486)	(302)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(3)	2
Net Decrease in Cash and Cash Equivalents	(1,894)	(370)
Cash and Cash Equivalents, Beginning of Period	2,548	1,681
Cash and Cash Equivalents, End of Period	$654	$1,311

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2016” and “third quarter of 2015” refer to the thirteen week periods ending October 29, 2016 and October 31, 2015, respectively. "Year-to-date 2016" and "year-to-date 2015" refer to the thirty-nine week periods ending October 29, 2016 and October 31, 2015, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended October 29, 2016 and October 31, 2015 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2015 Annual Report on Form 10-K.
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
Concentration of Credit Risk and Investments
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. Typically, the Company’s investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits.

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

2. New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal year 2018, with early adoption as of fiscal year 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently evaluating this standard, including the transition method and timing of adoption, and the related impact on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective beginning in fiscal year 2019, with early adoption permitted. The Company is currently evaluating this standard, including the timing of adoption, and the related impact on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
Simplifying the Presentation of Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance requires companies to recognize income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The standard also will require all tax-related cash flows resulting from share-based payments to be reported as operating activities on the statements of cash flows, and any cash payments made to taxing authorities on an employee's behalf as financing activities. The standard will be effective beginning in fiscal year 2017, with early adoption permitted. Management has determined that the Company will adopt ASU 2016-09 in the first quarter of fiscal year 2017. The Company is currently evaluating the related impact on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
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
The Company elected to early adopt this standard effective January 30, 2016. Upon adoption, prior period financial statements were recast as required by the standard to present debt issuance costs as a direct deduction from the carrying value of the related debt liabilities. The impact of the adoption of this standard is a decrease of $49 million to Other Assets and Long-term Debt on the October 31, 2015 Consolidated Balance Sheet.

Balance Sheet Classification of Deferred Taxes
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. This guidance requires companies to present all deferred tax assets and liabilities as noncurrent on the balance sheet. This guidance will be effective beginning in fiscal year 2017, and early adoption is permitted.
The Company elected to early adopt this standard effective January 30, 2016 using the retrospective application transition method. Upon adoption, prior period financial statements were recast to present all deferred tax assets and liabilities as noncurrent on the balance sheet. The impact of the adoption of this standard on the October 31, 2015 Consolidated Balance Sheet is a decrease in current deferred income tax assets of $35 million; an increase in noncurrent deferred income tax assets of $8 million; and a decrease to noncurrent deferred income tax liabilities of $27 million.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter and year-to-date 2016 and 2015:

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
	(in millions)
Weighted-average Common Shares:
Issued Shares	315	313	314	312
Treasury Shares	(29)	(22)	(27)	(20)
Basic Shares	286	291	287	292
Effect of Dilutive Options and Restricted Stock	4	5	4	5
Diluted Shares	290	296	291	297
Anti-dilutive Options and Awards (a)	2	1	2	1
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for year-to-date 2016 and 2015:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2016	2015	2016	2015
	(in millions)	(in thousands)		(in millions)
February 2016	$500	5,270	NA	$410	NA	$77.75
June 2015	$250	NA	1,375	NA	$113	$82.31
February 2015	$250	NA	2,788	NA	$250	$89.45
In the first quarter of 2016, the Company's Board of Directors approved a new $500 million share repurchase program, which included $17 million remaining under the June 2015 repurchase program.
The February 2016 repurchase program had $90 million remaining as of October 29, 2016. Subsequent to October 29, 2016, the Company repurchased an additional 0.2 million shares of common stock for $11 million under this program.
There were no share repurchases reflected in Accounts Payable on the October 29, 2016, January 30, 2016 and October 31, 2015 Consolidated Balance Sheets.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2016 and 2015:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2016
Third Quarter	$0.60	$—	$0.60	$173
Second Quarter	0.60	—	0.60	173
First Quarter	0.60	2.00	2.60	750
2016 Total	$1.80	$2.00	$3.80	$1,096
2015
Third Quarter	$0.50	$—	$0.50	$146
Second Quarter	0.50	—	0.50	146
First Quarter	0.50	2.00	2.50	734
2015 Total	$1.50	$2.00	$3.50	$1,026

4. Acquisition
On April 18, 2016, the Company completed the acquisition of 100% of the shares of American Beauty Limited for a total purchase price of $44 million. This agreement included the reacquisition of the franchise rights from one of our partners to operate Victoria's Secret Beauty and Accessories stores in Greater China, including 26 stores already open at the time of acquisition. The purchase price included $10 million in forgiveness of liabilities owed to the Company from the pre-existing relationship. As a result of this acquisition, the Company's financial statements now include the financial results of American Beauty Limited, which are reported as part of the Victoria's Secret and Bath & Body Works International segment.
The total purchase price was allocated to the net tangible and intangible assets acquired based on their estimated fair value. Such estimated fair values require management to make estimates and judgments, especially with respect to intangible assets. The allocation of the purchase price to goodwill was complete as of the second quarter of 2016. Goodwill related to the acquisition is not deductible for tax purposes.
The allocation of the purchase price to the fair value of assets acquired and liabilities assumed is as follows:

(in millions)
Cash and Cash Equivalents	$1
Inventories	3
Property and Equipment	10
Goodwill	30
Other Assets	3
Current Liabilities	(3)
Net Assets Acquired	$44
Forgiveness of Liabilities Owed to the Company	(10)
Consideration Paid	$34

5. Restructuring Activities
During the first quarter of 2016, the Company announced strategic actions within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories and streamline operations. The Company announced it will place more focus on brand building and loyalty-enhancing marketing and advertising rather than using traditional catalogues and offers. As a result of these actions, the Company recorded charges related to cancellations of fabric commitments for non-go forward merchandise and a reserve against paper that was previously intended for future catalogues. These costs, totaling $11 million, including non-cash charges of $10 million, are included in Cost of Goods Sold, Buying and Occupancy on the year-to-date 2016 Consolidated Statement of Income. These actions also resulted in the elimination of approximately 200 positions primarily in the Company's Ohio and New York home offices. Severance and related costs associated with these eliminations, totaling $24 million, are included in General, Administrative and Store Operating Expenses on the year-to-date 2016 Consolidated Statement of Income. The Company recognized a total pre-tax charge of $35 million for these items in the first quarter of 2016. Through the third quarter of 2016, the Company made cash payments of $13 million and decreased the estimate of expected severance and related costs by $2 million. The remaining balance of $10 million is included in Accrued Expenses and Other on the October 29, 2016 Consolidated Balance Sheet.

6. Inventories
The following table provides details of inventories as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in millions)
Finished Goods Merchandise	$1,499	$1,014	$1,465
Raw Materials and Merchandise Components	152	108	155
Total Inventories	$1,651	$1,122	$1,620
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or market.

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in millions)
Property and Equipment, at Cost	$6,218	$5,639	$5,652
Accumulated Depreciation and Amortization	(3,448)	(3,309)	(3,302)
Property and Equipment, Net	$2,770	$2,330	$2,350
Depreciation expense was $133 million and $111 million for the third quarter of 2016 and 2015, respectively. Depreciation expense was $378 million and $335 million for year-to-date 2016 and 2015, respectively.

8. Equity Investments and Other
Third-party Apparel Sourcing Business
In the first quarter of 2015, the Company divested its remaining ownership interest in its third-party apparel sourcing business. The Company received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). The gain is included in Other Income in the year-to-date 2015 Consolidated Statement of Income and the cash proceeds are included in Proceeds from Divestiture of Third-party Apparel Sourcing Business within the Investing Activities section of the 2015 Consolidated Statement of Cash Flows.
Easton Investments
The Company has land and other investments in Easton, a 1,300-acre planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments totaled $80 million as of October 29, 2016, $86 million as of January 30, 2016 and $96 million as of October 31, 2015 and are recorded in Other Assets on the Consolidated Balance Sheets.

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
In the second quarter of 2016, ETC refinanced its bank loan. In conjunction with the loan refinancing, the Company received a cash distribution from ETC of $124 million and recognized a pre-tax gain of $108 million (after-tax gain of $70 million). The gain is included in Other Income in the year-to-date 2016 Consolidated Statement of Income and the return of capital is included within the Investing Activities section of the 2016 Consolidated Statement of Cash Flows.
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
For the third quarter of 2016, the Company’s effective tax rate was 36.0% compared to 36.8% in the third quarter of 2015. The third quarter 2016 rate was lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters. The third quarter 2015 rate was lower than the Company’s combined federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined federal and state rate.
For year-to-date 2016, the Company’s effective tax rate was 34.5% compared to 35.2% year-to-date 2015. The year-to-date 2016 rate was lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters. The year-to-date 2015 rate was lower than the Company’s combined federal and state statutory rate primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business.
As of October 29, 2016, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $103 million and $106 million for the third quarter of 2016 and 2015, respectively. Income taxes paid were approximately $441 million and $476 million for year-to-date 2016 and 2015, respectively.
Uncertain Tax Positions
The Company had gross unrecognized tax benefits of $248 million as of January 30, 2016, of which approximately $217 million, if recognized, would favorably affect the effective income tax rate in future periods. For year-to-date 2016, the Company had a net decrease to gross unrecognized tax benefits of $94 million, primarily due to the resolution of certain tax matters, resulting in a $16 million benefit to the Company's Provision for Income Taxes.
Of the total unrecognized benefits as of October 29, 2016, it is reasonably possible that $78 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. As of October 29, 2016, January 30, 2016 and October 31, 2015, the Company had accrued $26 million, $38 million, and $33 million, respectively, for the payment of interest and penalties.

10. Long-term Debt
The following table provides the Company’s debt balance, net of debt issuance costs and unamortized discounts, as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$989	$988	$988
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	992	991	990
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	992	990	990
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	692	—	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	498	499	497
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	496	496
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	396	396	396
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,056	$4,360	$4,357
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 (“2017 Notes”)(b)	—	709	710
Foreign Facilities	23	7	5
Total Senior Unsecured Debt	$668	$1,361	$1,360
Total	$5,724	$5,721	$5,717
Current Portion of Long-term Debt	(23)	(6)	(4)
Total Long-term Debt, Net of Current Portion	$5,701	$5,715	$5,713
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $6 million as of October 29, 2016, $8 million as of January 30, 2016 and $7 million as of October 31, 2015.

(b)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $10 million as of January 30, 2016 and $11 million as of October 31, 2015.

In the fourth quarter of 2015, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. The impact of the adoption of this standard is a decrease to Other Assets and Long-term Debt on the October 31, 2015 Consolidated Balance Sheet of $49 million. For additional information, see Note 2, "New Accounting Pronouncements."
Issuance of Notes
In June 2016, the Company issued $700 million of 6.75% notes due in July 2036. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the "Guarantors"). The proceeds from the issuance were $692 million, which were net of issuance costs of $8 million. These issuance costs are being amortized through the maturity date of July 2036 and are included within Long-term Debt on the October 29, 2016 Consolidated Balance Sheet.
In October 2015, the Company issued $1 billion of 6.875% notes due in November 2035. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. These issuance costs are being amortized through the maturity date of November 2035 and are included within Long-term Debt on the Consolidated Balance Sheets.
Repurchase of Notes
In July 2016, the Company used the proceeds from the 2036 Notes to repurchase the $700 million 2017 Notes for $742 million. The pre-tax loss on extinguishment of this debt was $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes. This loss is included in Other Income in the year-to-date 2016 Consolidated Statement of Income.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of October 29, 2016, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of October 29, 2016, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of October 29, 2016 that reduce its remaining availability under the Revolving Facility.
In addition to the Revolving Facility, the Company maintains various revolving and term loan bank facilities with availability totaling $100 million to support its foreign operations ("Foreign Facilities"). Current borrowings on these Foreign Facilities mature between November 15, 2016 and October 26, 2017. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During the third quarter of 2016, the Company borrowed $10 million and made payments of $4 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2016 was $23 million. As of October 29, 2016, there were borrowings of $23 million outstanding under the Foreign Facilities.
Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 11, “Derivative Financial Instruments.”

11. Derivative Financial Instruments
The Company uses derivative financial instruments to manage exposure to foreign currency exchange rates and interest rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value.
For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into earnings in the same period during which the hedged item affects earnings. Gains and losses on the derivative representing hedge ineffectiveness, if any, are recognized in current earnings.
For derivative financial instruments that are designated and qualify as fair value hedges, the change in the fair value of the derivative instrument has an equal and offsetting impact to the carrying value of the liability on the balance sheet.
For derivative financial instruments that are not designated as hedging instruments, the gain or loss on the derivative instrument is recognized in current earnings in Other Income in the Consolidated Statements of Income.
Foreign Exchange Risk
The Company's Canadian dollar and British pound denominated earnings are subject to exchange rate risk as substantially all of its merchandise sold in Canada and the U.K. is sourced through U.S. dollar transactions. As a result, the Company uses foreign currency forward contracts designated as cash flow hedges to mitigate the foreign currency exposure associated with forecasted U.S. dollar-denominated merchandise purchases. These forward contracts currently have a maximum term of 18 months. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Cost of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income.

The Company uses foreign currency forward contracts not designated as cash flow hedges to manage the impact of fluctuations in foreign currency exchange rates relative to recognized merchandise payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of October 29, 2016.

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

The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in millions)
Notional Amount	$362	$147	$147

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in millions)
Other Current Assets	$6	$—	$—
Other Long-term Assets	20	27	27

The following table provides a summary of the net of tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for the third quarter and year-to-date 2016 and 2015:

	Third Quarter		Year-to-Date
	2016	2015	2016	2015
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	$9	$2	$(2)	$6
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Cost of Goods Sold, Buying and Occupancy Expense (a)	—	—	—	—
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (b)	(4)	3	5	(7)
 ________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings when the hedged merchandise is sold to the customer. No ineffectiveness was associated with these foreign currency cash flow hedges.

(b)
Represents reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loan. No ineffectiveness was associated with this foreign currency cash flow hedge.

We estimate that $4 million of foreign currency cash flow hedge gains included in accumulated other comprehensive income (loss) as of October 29, 2016 will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.
Interest Rate Risk
The Company has interest rate swap arrangements related to $300 million of the outstanding 2019 Notes that are designated as interest rate fair value hedges. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in millions)
Other Long-term Assets	$6	$11	$10

12. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of long-term debt as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in millions)
Principal Value	$5,750	$5,750	$5,750
Fair Value (a)	6,352	6,209	6,322
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of October 29, 2016, January 30, 2016 and October 31, 2015:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of October 29, 2016
Assets:
Cash and Cash Equivalents	$654	$—	$—	$654
Marketable Securities	8	—	—	8
Interest Rate Fair Value Hedges	—	6	—	6
Foreign Currency Cash Flow Hedges	—	26	—	26
As of January 30, 2016
Assets:
Cash and Cash Equivalents	$2,548	$—	$—	$2,548
Marketable Securities	22	—	—	22
Interest Rate Fair Value Hedges	—	11	—	11
Foreign Currency Cash Flow Hedges	—	27	—	27
As of October 31, 2015
Assets:
Cash and Cash Equivalents	$1,311	$—	$—	$1,311
Marketable Securities	13	—	—	13
Interest Rate Fair Value Hedges	—	10	—	10
Foreign Currency Cash Flow Hedges	—	27	—	27

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. In the first quarter of 2015, the Company invested $50 million in U.S. Treasury Bills which were classified as available-for-sale. These securities were sold in the third quarter of 2015. In the third quarter of 2015, the Company invested $10 million in marketable equity securities which were classified as available-for-sale. In the first quarter of 2016, the Company sold a portion of this investment and received cash proceeds of $10 million and recognized a pre-tax gain of $4 million (after-tax gain of $3 million). The gain is included within Other Income in the year-to-date 2016 Consolidated Statement of Income, and the cash proceeds are included in Proceeds from Sale of Marketable Securities within the Investing Activities section of the 2016 Consolidated Statement of Cash Flows. These securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
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

13. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income (loss) for year-to-date 2016:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 30, 2016	$28	$4	$8	$40
Other Comprehensive Income (Loss) Before Reclassifications	(25)	(1)	(6)	(32)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(4)	1
Tax Effect	—	(1)	4	3
Current-period Other Comprehensive Income (Loss)	(25)	3	(6)	(28)
Balance as of October 29, 2016	$3	$7	$2	$12
The following table provides the rollforward of accumulated other comprehensive income (loss) for year-to-date 2015:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 31, 2015	$51	$(16)	$—	$35
Other Comprehensive Income (Loss) Before Reclassifications	5	6	3	14
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(7)	—	(7)
Tax Effect	—	—	(1)	(1)
Current-period Other Comprehensive Income (Loss)	5	(1)	2	6
Balance as of October 31, 2015	$56	$(17)	$2	$41
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income (loss) for the third quarter and year-to-date 2016 and 2015:

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Location on Consolidated Statements of Income
	Third Quarter		Year-to-Date
	2016	2015	2016	2015
	(in millions)
(Gain) Loss on Cash Flow Hedges	$(4)	$3	$5	$(7)	Other Income
	—	—	—	—	Provision for Income Taxes
	$(4)	$3	$5	$(7)	Net Income

Sale of Available-for-Sale Securities	$—	$—	$(4)	$—	Other Income
	—	—	1	—	Provision for Income Taxes
	$—	$—	$(3)	$—	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $18 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to these guarantee obligations as it concluded that payments under these guarantees were not probable as of October 29, 2016.
In connection with the sale and leaseback under noncancellable operating leases of certain assets, the Company provides residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $105 million. The Company recorded a liability of $3 million related to these guarantee obligations as of October 29, 2016 and January 30, 2016, which is included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $15 million for the third quarter of 2016 and 2015. Total expense recognized related to the qualified plan was $47 million for year-to-date 2016 and $46 million for year-to-date 2015.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors, prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $7 million for the third quarter of 2016 and $9 million for the third quarter of 2015. Total expense recognized related to the non-qualified plan was $20 million for year-to-date 2016 and $22 million for year-to-date 2015.

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

The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada. These businesses include the following:

•
Victoria's Secret Beauty and Accessories, comprised of company-owned stores in Greater China, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature Victoria's Secret branded beauty and accessories products;

•	Victoria's Secret International, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise, license and wholesale arrangements; and

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in the U.S. and Canada, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores which feature handbags, jewelry and other accessory products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the third quarter and year-to-date 2016 and 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2016
Third Quarter:
Net Sales	$1,584	$770	$104	$123	$2,581
Operating Income (Loss)	164	145	9	(34)	284
Year-to-Date:
Net Sales	$5,192	$2,232	$299	$362	$8,085
Operating Income (Loss)	679	405	30	(99)	1,015
2015
Third Quarter:
Net Sales	$1,567	$705	$93	$117	$2,482
Operating Income (Loss)	211	136	18	(26)	339
Year-to-Date:
Net Sales	$5,058	$2,067	$273	$361	$7,759
Operating Income (Loss)	797	371	60	(114)	1,114
The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $330 million and $295 million for the third quarter of 2016 and 2015, respectively. The Company’s international net sales across all segments totaled $958 million and $901 million for year-to-date 2016 and 2015, respectively.

17. Subsequent Events
Subsequent to October 29, 2016, the Company repurchased an additional 0.2 million shares of common stock for $11 million under the February 2016 repurchase program. For additional information, see Note 3, "Earnings Per Share and Shareholders' Equity (Deficit)."

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of October 29, 2016, January 30, 2016 and October 31, 2015 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended October 29, 2016 and October 31, 2015. The Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, and ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, effective January 30, 2016. As such, amounts have been recast to include the retrospective application of these standards. For additional information, see Note 2, "New Accounting Pronouncements."

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	October 29, 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$370	$284	$—	$654
Accounts Receivable, Net	1	260	64	—	325
Inventories	—	1,501	150	—	1,651
Other	—	158	98	—	256
Total Current Assets	1	2,289	596	—	2,886
Property and Equipment, Net	—	1,955	815	—	2,770
Goodwill	—	1,318	30	—	1,348
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,475	15,461	1,815	(21,751)	—
Deferred Income Taxes	1	11	18	—	30
Other Assets	133	35	661	(611)	218
Total Assets	$4,610	$21,480	$3,935	$(22,362)	$7,663
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$580	$382	$—	$962
Accrued Expenses and Other	111	513	285	—	909
Current Portion of Long-term Debt	—	—	23	—	23
Income Taxes	—	(2)	115	—	113
Total Current Liabilities	111	1,091	805	—	2,007
Deferred Income Taxes	(3)	(83)	348	—	262
Long-term Debt	5,701	597	—	(597)	5,701
Other Long-term Liabilities	1	747	147	(14)	881
Total Equity (Deficit)	(1,200)	19,128	2,635	(21,751)	(1,188)
Total Liabilities and Equity (Deficit)	$4,610	$21,480	$3,935	$(22,362)	$7,663

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

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	October 31, 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,085	$226	$—	$1,311
Accounts Receivable, Net	3	216	64	—	283
Inventories	—	1,465	155	—	1,620
Other	—	151	164	—	315
Total Current Assets	3	2,917	609	—	3,529
Property and Equipment, Net	—	1,594	756	—	2,350
Goodwill	—	1,318	—	—	1,318
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,943	14,725	1,786	(21,454)	—
Deferred Income Taxes	—	9	18	—	27
Other Assets	142	34	694	(612)	258
Total Assets	$5,088	$21,008	$3,863	$(22,066)	$7,893
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1	$525	$387	$—	$913
Accrued Expenses and Other	76	463	265	—	804
Current Portion of Long-term Debt	—	—	4	—	4
Income Taxes	—	—	7	—	7
Total Current Liabilities	77	988	663	—	1,728
Deferred Income Taxes	(3)	(66)	310	—	241
Long-term Debt	5,712	597	1	(597)	5,713
Other Long-term Liabilities	—	646	235	(13)	868
Total Equity (Deficit)	(698)	18,843	2,654	(21,456)	(657)
Total Liabilities and Equity (Deficit)	$5,088	$21,008	$3,863	$(22,066)	$7,893

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,478	$846	$(743)	$2,581
Costs of Goods Sold, Buying and Occupancy	—	(1,545)	(678)	667	(1,556)
Gross Profit	—	933	168	(76)	1,025
General, Administrative and Store Operating Expenses	(1)	(685)	(111)	56	(741)
Operating Income (Loss)	(1)	248	57	(20)	284
Interest Expense	(97)	(20)	(2)	22	(97)
Other Income	—	—	3	—	3
Income (Loss) Before Income Taxes	(98)	228	58	2	190
Provision for Income Taxes	—	82	(14)	—	68
Equity in Earnings (Loss), Net of Tax	220	47	4	(271)	—
Net Income (Loss)	$122	$193	$76	$(269)	$122

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$122	$193	$76	$(269)	$122
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(15)	—	(15)
Unrealized Gain on Cash Flow Hedges	—	—	9	—	9
Reclassification of Cash Flow Hedges to Earnings	—	—	(4)	—	(4)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(10)	—	(10)
Total Comprehensive Income (Loss)	$122	$193	$66	$(269)	$112

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$164	$207	$—	$(207)	$164
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(7)	—	(7)
Unrealized Gain on Cash Flow Hedges	—	—	2	—	2
Reclassification of Cash Flow Hedges to Earnings	—	—	3	—	3
Unrealized Gain on Marketable Securities	—	—	2	—	2
Total Other Comprehensive Income (Loss), Net of Tax	—	—	—	—	—
Total Comprehensive Income (Loss)	$164	$207	$—	$(207)	$164

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$7,674	$2,512	$(2,101)	$8,085
Costs of Goods Sold, Buying and Occupancy	—	(4,785)	(2,058)	1,939	(4,904)
Gross Profit	—	2,889	454	(162)	3,181
General, Administrative and Store Operating Expenses	(6)	(1,959)	(330)	129	(2,166)
Operating Income (Loss)	(6)	930	124	(33)	1,015
Interest Expense	(295)	(40)	(7)	47	(295)
Other Income (Loss)	(36)	2	117	—	83
Income (Loss) Before Income Taxes	(337)	892	234	14	803
Provision for Income Taxes	(13)	216	74	—	277
Equity in Earnings (Loss), Net of Tax	850	332	268	(1,450)	—
Net Income (Loss)	$526	$1,008	$428	$(1,436)	$526

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$526	$1,008	$428	$(1,436)	$526
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(25)	—	(25)
Unrealized Loss on Cash Flow Hedges	—	—	(2)	—	(2)
Reclassification of Cash Flow Hedges to Earnings	—	—	5	—	5
Unrealized Loss on Marketable Securities	—	—	(3)	—	(3)
Reclassification of Gain on Marketable Securities to Earnings	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(28)	—	(28)
Total Comprehensive Income (Loss)	$526	$1,008	$400	$(1,436)	$498

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$617	$1,090	$356	$(1,446)	$617
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	5	—	5
Unrealized Gain on Cash Flow Hedges	—	—	6	—	6
Reclassification of Cash Flow Hedges to Earnings	—	—	(7)	—	(7)
Unrealized Gain on Marketable Securities	—	—	2	—	2
Total Other Comprehensive Income (Loss), Net of Tax	—	—	6	—	6
Total Comprehensive Income (Loss)	$617	$1,090	$362	$(1,446)	$623

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(342)	$402	$256	$—	$316
Investing Activities:
Capital Expenditures	—	(648)	(177)	—	(825)
Return of Capital from Easton Town Center, LLC	—	—	108	—	108
Acquisition, Net of Cash Acquired of $1	—	—	(33)	—	(33)
Proceeds from Sale of Marketable Securities	—	—	10	—	10
Net Investments in Consolidated Affiliates	—	—	(27)	27	—
Other Investing Activities	—	1	18	—	19
Net Cash Provided by (Used for) Investing Activities	—	(647)	(101)	27	(721)
Financing Activities:
Proceeds from the Issuance of Long-term Debt, Net of Issuance Costs	692	—	—	—	692
Payment of Long-term Debt	(742)	—	—	—	(742)
Borrowings from Revolving Facilities	—	—	20	—	20
Repayments on Revolving Facilities	—	—	(4)	—	(4)
Dividends Paid	(1,096)	—	—	—	(1,096)
Repurchases of Common Stock	(410)	—	—	—	(410)
Excess Tax Benefits from Share-based Compensation	—	35	4	—	39
Net Financing Activities and Advances to/from Consolidated Affiliates	1,881	(1,608)	(246)	(27)	—
Proceeds from Exercise of Stock Options	17	—	—	—	17
Financing Costs and Other	—	(2)	—	—	(2)
Net Cash Provided by (Used for) Financing Activities	342	(1,575)	(226)	(27)	(1,486)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3)	—	(3)
Net Decrease in Cash and Cash Equivalents	—	(1,820)	(74)	—	(1,894)
Cash and Cash Equivalents, Beginning of Period	—	2,190	358	—	2,548
Cash and Cash Equivalents, End of Period	$—	$370	$284	$—	$654

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2015
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(254)	$377	$139	$—	$262
Investing Activities:
Capital Expenditures	—	(440)	(163)	—	(603)
Proceeds from the Sale of Assets	—	—	196	—	196
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	1	84	—	85
Proceeds from Sale of Marketable Securities	—	50	—	—	50
Purchase of Marketable Securities	—	(50)	(10)	—	(60)
Net Cash Provided by (Used for) Investing Activities	—	(439)	107	—	(332)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	988	—	—	—	988
Borrowings from Revolving Facilities	—	—	5	—	5
Dividends Paid	(1,026)	—	—	—	(1,026)
Repurchases of Common Stock	(363)	—	—	—	(363)
Excess Tax Benefits from Share-based Compensation	—	57	8	—	65
Net Financing Activities and Advances to/from Consolidated Affiliates	624	(370)	(254)	—	—
Proceeds from Exercise of Stock Options	31	—	—	—	31
Financing Costs and Other	—	(2)	—	—	(2)
Net Cash Provided by (Used for) Financing Activities	254	(315)	(241)	—	(302)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(377)	7	—	(370)
Cash and Cash Equivalents, Beginning of Period	—	1,462	219	—	1,681
Cash and Cash Equivalents, End of Period	$—	$1,085	$226	$—	$1,311

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheet of L Brands, Inc. and subsidiaries as of October 29, 2016 and October 31, 2015, and the related consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 29, 2016 and October 31, 2015, and cash flows for the thirty-nine week periods ended October 29, 2016 and October 31, 2015. These financial statements are the responsibility of the Company’s management.

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
December 2, 2016

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
Executive Overview
In the third quarter of 2016, our operating income decreased $55 million, or 16%, to $284 million, and our operating income rate decreased to 11.0% from 13.7%. Net sales increased $99 million to $2.581 billion, comparable sales increased 2%, and comparable store sales were flat. At Victoria's Secret, net sales increased 1%, and operating income decreased 22%. At Bath & Body Works, net sales increased 9%, and operating income increased 7%. At Victoria's Secret and Bath & Body Works International, net sales increased 12%, and operating income decreased 51%. For additional information related to our third quarter 2016 financial performance, see “Results of Operations.”
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

	Year-to-Date
(in millions, except per share amounts)	2016	2015
Detail of Special Items included in Operating Income - Income (Expense)
Victoria's Secret Restructuring (a)	$(35)	$—
Total Special Items included in Operating Income	$(35)	$—

Detail of Special Items included in Other Income - Income (Loss)
Loss on Extinguishment of Debt (b)	$(36)	$—
Gain on Distribution from Easton Town Center, LLC (c)	108	—
Gain on Divestiture of Third-Party Apparel Sourcing Business (d)	—	78
Total Special Items included in Other Income	$72	$78

Detail of Special Items included in Provision for Income Taxes - Provision
Tax effect of Special Items	$(11)	$(9)
Total Special Items included in Provision for Income Taxes	$(11)	$(9)

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$1,015	$1,114
Special Items included in Operating Income	35	—
Adjusted Operating Income	$1,050	$1,114

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$526	$617
Special Items included in Net Income	(26)	(69)
Adjusted Net Income	$500	$548

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$1.81	$2.08
Special Items included in Earnings Per Diluted Share	(0.09)	(0.24)
Adjusted Earnings Per Diluted Share	$1.72	$1.84
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

Company-Owned Store Data
The following table compares the third quarter of 2016 company-owned store data to the third quarter of 2015 and year-to-date 2016 store data to year-to-date 2015:

	Third Quarter			Year-to-Date
	2016	2015	% Change	2016	2015	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$174	$181	(4)%	$563	$576	(2)%
Bath & Body Works U.S.	164	160	3%	485	472	3%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,091	$1,108	(2)%	$3,523	$3,525	—%
Bath & Body Works U.S.	399	379	5%	1,170	1,116	5%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,330	6,151	3%
Bath & Body Works U.S.	2,444	2,374	3%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,153	6,864	4%
Bath & Body Works U.S.	3,891	3,735	4%

The following table compares third quarter of 2016 company-owned store data to the third quarter of 2015 and year-to-date 2016 store data to year-to-date 2015:

	Third Quarter		Year-to-Date
Number of Stores	2016	2015	2016	2015
Victoria’s Secret U.S.
Beginning of Period	1,123	1,105	1,118	1,098
Opened	10	13	19	24
Closed	(3)	(2)	(7)	(6)
End of Period	1,130	1,116	1,130	1,116
Victoria’s Secret Canada
Beginning of Period	46	43	46	41
Opened	—	2	—	4
Closed	—	—	—	—
End of Period	46	45	46	45
Bath & Body Works U.S.
Beginning of Period	1,583	1,565	1,574	1,558
Opened	11	9	23	19
Closed	(2)	(1)	(5)	(4)
End of Period	1,592	1,573	1,592	1,573
Bath & Body Works Canada
Beginning of Period	102	91	98	88
Opened	—	7	4	10
Closed	—	—	—	—
End of Period	102	98	102	98
Victoria’s Secret U.K.
Beginning of Period	16	10	14	10
Opened	1	—	3	—
Closed	—	—	—	—
End of Period	17	10	17	10
Victoria's Secret Beauty and Accessories
Beginning of Period	28	—	—	—
Acquired (a)	—	—	26	—
Opened	2	—	4	—
Closed	(1)	—	(1)	—
End of Period	29	—	29	—
La Senza U.S.
Beginning of Period	—	—	—	—
Opened	3	—	3	—
Closed	—	—	—	—
End of Period	3	—	3	—
La Senza Canada
Beginning of Period	125	133	126	145
Opened	—	1	—	1
Closed	—	(2)	(1)	(14)
End of Period	125	132	125	132
Henri Bendel
Beginning of Period	29	29	29	29
Opened	—	—	—	—
Closed	—	—	—	—
End of Period	29	29	29	29
Total
Beginning of Period	3,052	2,976	3,005	2,969
Acquired (a)	—	—	26	—
Opened	27	32	56	58
Closed	(6)	(5)	(14)	(24)
End of Period	3,073	3,003	3,073	3,003
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, "Acquisition" included in Item 1. Financial Statements.

Noncompany-Owned Store Data
The following table compares the third quarter of 2016 noncompany-owned store data to the third quarter of 2015 and year-to-date 2016 store data to year-to-date 2015:

	Third Quarter		Year-to-Date
Number of Stores	2016	2015	2016	2015
Victoria’s Secret Beauty & Accessories
Beginning of Period	365	325	373	290
Opened	18	19	43	57
Closed	(2)	(2)	(9)	(5)
Transferred (a)	—	—	(26)	—
End of Period	381	342	381	342
Victoria's Secret
Beginning of Period	22	17	19	14
Opened	4	1	7	4
Closed	—	—	—	—
End of Period	26	18	26	18
Bath & Body Works
Beginning of Period	140	101	125	80
Opened	10	9	26	32
Closed	—	—	(1)	(2)
End of Period	150	110	150	110
La Senza
Beginning of Period	213	233	221	266
Opened	3	2	4	3
Closed	(9)	(3)	(18)	(37)
End of Period	207	232	207	232
Total
Beginning of Period	740	676	738	650
Opened	35	31	80	96
Closed	(11)	(5)	(28)	(44)
Transferred (a)	—	—	(26)	—
End of Period	764	702	764	702
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, "Acquisition" included in Item 1. Financial Statements.

Results of Operations
Third Quarter of 2016 Compared to Third Quarter of 2015
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the third quarter of 2016 in comparison to the third quarter of 2015:

			Operating Income Rate
	2016	2015	2016	2015
Third Quarter	(in millions)
Victoria’s Secret	$164	$211	10.3%	13.5%
Bath & Body Works	145	136	18.9%	19.3%
Victoria’s Secret and Bath & Body Works International	9	18	8.6%	19.6%
Other (a)	(34)	(26)	(28.1)%	(23.1)%
Total Operating Income	$284	$339	11.0%	13.7%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the third quarter of 2016, operating income decreased $55 million, or 16%, to $284 million, and the operating income rate decreased to 11.0% from 13.7%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2016 in comparison to the third quarter of 2015:

	2016	2015	% Change
Third Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,286	$1,282	—%
Victoria’s Secret Direct	298	285	4%
Total Victoria’s Secret	1,584	1,567	1%
Bath & Body Works Stores (a)	682	637	7%
Bath & Body Works Direct	88	68	30%
Total Bath & Body Works	770	705	9%
Victoria’s Secret and Bath & Body Works International (b)	104	93	12%
Other (c)	123	117	5%
Total Net Sales	$2,581	$2,482	4%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for the third quarter of 2016 to the third quarter of 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Third Quarter	(in millions)
2015 Net Sales	$1,567	$705	$93	$117	$2,482
Comparable Store Sales	(23)	27	1	—	5
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	27	18	17	—	62
Foreign Currency Translation	—	—	(5)	—	(5)
Direct Channels	13	20	—	2	35
International Wholesale, Royalty and Other	—	—	(2)	4	2
2016 Net Sales	$1,584	$770	$104	$123	$2,581

The following table compares the third quarter of 2016 comparable sales to the third quarter of 2015:

Third Quarter	2016	2015
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(1)%	6%
Bath & Body Works (b)	7%	7%
Total Comparable Sales	2%	7%

Comparable Store Sales (a)
Victoria’s Secret (b)	(2)%	7%
Bath & Body Works (b)	5%	6%
Total Comparable Store Sales	—%	7%
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
The results by segment are as follows:
Victoria's Secret
For the third quarter of 2016, net sales increased $17 million to $1.584 billion, comparable sales decreased 1% and comparable store sales decreased 2%. Net sales increased primarily due to increases in PINK and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by decreases in swim and apparel due to a strategic decision to exit these categories, core bras due to lower average unit retail prices, and beauty as we reposition the category.
The decrease in comparable store sales was primarily driven by a decrease in total transactions.
Bath & Body Works
For the third quarter of 2016, net sales increased $65 million to $770 million, comparable sales increased 7% and comparable store sales increased 5%. Net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by an increase in total transactions.

Victoria's Secret and Bath & Body Works International
For the third quarter of 2016, net sales increased $11 million to $104 million primarily related to recently acquired Victoria's Secret Beauty and Accessories stores in Greater China, company-owned Victoria's Secret stores in the U.K., and additional stores opened by our partners. These results were partially offset by the negative impacts of foreign currency at Victoria's Secret U.K. and Victoria's Secret Beauty and Accessories.
Other
For the third quarter of 2016, net sales increased $6 million to $123 million primarily related to an increase in net sales at La Senza and international sourcing revenues.
Gross Profit
For the third quarter of 2016, our gross profit decreased $6 million to $1.025 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 39.7% from 41.6%, primarily driven by the following:
Victoria's Secret
For the third quarter of 2016, the gross profit decrease was driven by a decline in merchandise margin primarily due to a decline in beauty as we reposition the category, promotions and pricing to drive trial in key categories and clearance activity on non-go forward merchandise categories. Buying and occupancy expenses decreased primarily driven by the discontinuation of catalogue production, and were partially offset by an increase in occupancy expense due to investments in store real estate.
The gross profit rate decrease was driven primarily by increases in the promotional and clearance activity described above, partially offset by lower buying and occupancy expenses due to decreased catalogue costs.
Bath & Body Works
For the third quarter of 2016, the gross profit increase was driven by higher merchandise margin dollars primarily related to the increase in net sales. The increase in merchandise margin was partially offset by an increase in occupancy expense due to investments in store real estate.
The gross profit rate decrease was driven by an increase in occupancy expenses primarily due to investments in store real estate.
Victoria's Secret and Bath & Body Works International
For the third quarter of 2016, the gross profit decrease was driven by higher occupancy expenses due to investments in store real estate in Greater China and the negative impacts of foreign currency on merchandise margin at Victoria's Secret U.K. These decreases were partially offset by increased merchandise margin dollars generated from higher net sales from recently acquired stores in Greater China.
The gross profit rate decrease was driven primarily by an increase in occupancy expenses due to investments in store real estate and the negative impacts of foreign currency on merchandise margin at Victoria's Secret U.K.
General, Administrative and Store Operating Expenses
For the third quarter of 2016, our general, administrative and store operating expenses increased $49 million to $741 million primarily due to corporate expenses in Greater China, increased legal expenses and increased store selling expenses related to higher sales volumes.
The general, administrative and store operating expense rate increased to 28.7% from 27.9% due to corporate expenses in Greater China, increased legal expenses and increased selling expenses, partially offset by leverage from higher sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2016 and 2015:

Third Quarter	2016	2015
Average daily borrowings (in millions)	$5,770	$4,765
Average borrowing rate (in percentages)	6.75%	6.70%
For the third quarter of 2016, our interest expense increased $18 million to $97 million primarily due to an increase in average borrowings related to the October 2015 $1 billion note issuance.

Other Income
For the third quarter of 2016, our other income increased $3 million to $3 million primarily driven by a gain on a distribution received from an investment.
Provision for Income Taxes
For the third quarter of 2016, our effective tax rate was 36.0% compared to 36.8% in the third quarter of 2015. The third quarter 2016 rate was lower than our combined federal and state statutory rate primarily due to the favorable resolution of certain tax matters. The third quarter 2015 rate was lower than the Company’s combined federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined federal and state rate.
Year-to-Date 2016 Compared to Year-to-Date 2015
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for year-to-date 2016 in comparison to year-to-date 2015:

			Operating Income Rate
	2016	2015	2016	2015
Year-to-Date	(in millions)
Victoria’s Secret	$679	$797	13.1%	15.8%
Bath & Body Works	405	371	18.2%	18.0%
Victoria’s Secret and Bath & Body Works International	30	60	9.9%	21.9%
Other (a)	(99)	(114)	(27.3)%	(31.8)%
Total Operating Income	$1,015	$1,114	12.6%	14.4%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For year-to-date 2016, operating income decreased $99 million, or 9%, to $1.015 billion, and the operating income rate decreased to 12.6% from 14.4%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2016 in comparison to year-to-date 2015:

	2016	2015	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$4,136	$4,065	2%
Victoria’s Secret Direct	1,056	993	6%
Total Victoria’s Secret	5,192	5,058	3%
Bath & Body Works Stores (a)	1,977	1,863	6%
Bath & Body Works Direct	255	204	25%
Total Bath & Body Works	2,232	2,067	8%
Victoria’s Secret and Bath & Body Works International (b)	299	273	10%
Other (c)	362	361	—%
Total Net Sales	$8,085	$7,759	4%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Victoria's Secret and Bath & Body Works company-owned and partner-operated stores outside of the U.S. and Canada.

(c)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for year-to-date 2016 to year-to-date 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2015 Net Sales	$5,058	$2,067	$273	$361	$7,759
Comparable Store Sales	(9)	69	2	4	66
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	85	48	40	(5)	168
Foreign Currency Translation	(5)	(3)	(12)	(4)	(24)
Direct Channels	63	51	—	7	121
International Wholesale, Royalty and Other	—	—	(4)	(1)	(5)
2016 Net Sales	$5,192	$2,232	$299	$362	$8,085

The following table compares year-to-date 2016 comparable sales to year-to-date 2015:

Year-to-Date	2016	2015
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	1%	3%
Bath & Body Works (b)	6%	6%
Total Comparable Sales	3%	4%

Comparable Store Sales (a)
Victoria’s Secret (b)	—%	5%
Bath & Body Works (b)	4%	5%
Total Comparable Store Sales	1%	5%
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
The results by segment are as follows:
Victoria's Secret
For year-to-date 2016, net sales increased $134 million to $5.192 billion, comparable sales increased 1% and comparable store sales were flat. Net sales increased primarily due to increases in PINK and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by decreases in swim and apparel due to a strategic decision to exit these categories, core bras due to lower average unit retail prices, and beauty as we reposition the category.
Bath & Body Works
For year-to-date 2016, net sales increased $165 million to $2.232 billion, comparable sales increased 6% and comparable store sales increased 4%. Net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by an increase in average dollar sales.

Victoria's Secret and Bath & Body Works International
For year-to-date 2016, net sales increased $26 million to $299 million primarily related to newly acquired Victoria's Secret Beauty and Accessories stores in Greater China, company-owned Victoria's Secret stores in the U.K., and additional stores opened by our partners. These results were partially offset by the negative impacts of foreign currency at Victoria's Secret U.K. and Victoria's Secret Beauty and Accessories.
Other
For year-to-date 2016, net sales increased $1 million to $362 million primarily due to increases in our La Senza and Henri Bendel direct channels, partially offset by store closures and the negative impacts of foreign currency at La Senza.
Gross Profit
For year-to-date 2016, our gross profit decreased $20 million to $3.181 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 39.3% from 41.3%, primarily driven by the following:
Victoria's Secret
For year-to-date 2016, the gross profit decrease was primarily driven by a decline in merchandise margin due to clearance activity on non-go forward merchandise categories, promotions and pricing to drive trial in beauty and other key categories, and fabric cancellations related to restructuring activities. Buying and occupancy expenses increased primarily driven by an increase in occupancy expense resulting from investments in real estate, partially offset by a decrease in catalogue costs.
The gross profit rate decrease was driven primarily by increases in the promotional and clearance activity described above, the expenses related to the restructuring activities and investments in store real estate, partially offset by lower buying and occupancy expenses due to decreased catalogue costs.
Bath & Body Works
For year-to-date 2016, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin was partially offset by higher occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by an increase in occupancy expenses primarily due to investments in store real estate.
Victoria's Secret and Bath & Body Works International
For year-to-date 2016, the gross profit decrease was primarily due to higher occupancy expenses driven by investments in store real estate in Greater China and the U.K., and lower merchandise margin dollars at Victoria's Secret Beauty and Accessories due to the negative impacts of foreign currency and business performance. These decreases were partially offset by increased merchandise margin dollars generated from higher net sales.
The gross profit rate decrease was driven primarily by higher occupancy expenses due to investments in store real estate and a decrease in the merchandise margin rate at Victoria's Secret Beauty and Accessories.
General, Administrative and Store Operating Expenses
For year-to-date 2016, our general, administrative and store operating expenses increased $79 million to $2.166 billion primarily driven by increased store selling expenses related to higher sales volume and investments in selling to improve the customer experience, severance charges related to the Victoria's Secret restructuring and corporate expenses in Greater China.
The general, administrative and store operating expense rate decreased to 26.8% from 26.9% primarily due to leverage from higher sales, partially offset by deleverage associated with the Victoria's Secret restructuring and corporate expenses in Greater China.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2016 and 2015:

Year-to-Date	2016	2015
Average daily borrowings (in millions)	$5,843	$4,755
Average borrowing rate (in percentages)	6.73%	6.63%
For year-to-date 2016, our interest expense increased $58 million to $295 million primarily due to an increase in average borrowings related to the October 2015 $1 billion note issuance.

Other Income
For year-to-date 2016, our other income increased $8 million to $83 million primarily driven by a distribution received from Easton Town Center, LLC resulting in a pre-tax gain of $108 million, partially offset by a $36 million pre-tax loss on extinguishment of the 2017 Notes. In 2015, we recognized a pre-tax gain of $78 million due to the divestiture of our remaining ownership interest in the third-party apparel sourcing business.
Provision for Income Taxes
For year-to-date 2016, our effective tax rate was 34.5% compared to 35.2% year-to-date 2015. The year-to-date 2016 rate was lower than our combined federal and state statutory rate primarily due to the favorable resolution of certain tax matters. The year-to-date 2015 rate was lower than our combined federal and state statutory rate primarily due to the foreign portion of the divestiture of our third-party apparel sourcing business.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2016, we have paid $1.096 billion in regular and special dividends and repurchased $410 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $282 million as of October 29, 2016. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.

The following table provides our debt balance, net of debt issuance costs and unamortized discounts, as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 ("2035 Notes")	$989	$988	$988
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 ("2022 Notes")	992	991	990
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 ("2021 Notes")	992	990	990
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 ("2036 Notes")	692	—	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 ("2019 Notes") (a)	498	499	497
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 ("2023 Notes")	497	496	496
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 ("2020 Notes")	396	396	396
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,056	$4,360	$4,357
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 ("2033 Notes")	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 ("2037 Notes")	297	297	297
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 ("2017 Notes") (b)	—	709	710
Foreign Facilities	23	7	5
Total Senior Unsecured Debt	$668	$1,361	$1,360
Total	$5,724	$5,721	$5,717
Current Portion of Long-term Debt	(23)	(6)	(4)
Total Long-term Debt, Net of Current Portion	$5,701	$5,715	$5,713
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $6 million as of October 29, 2016, $8 million as of January 30, 2016 and $7 million as of October 31, 2015.

(b)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $10 million as of January 30, 2016 and $11 million as of October 31, 2015.

Issuance of Notes
In June 2016, we issued $700 million of 6.75% notes due in July 2036. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by our Guarantors. The proceeds from the issuance were $692 million, which were net of issuance costs of $8 million. These issuance costs are being amortized through the maturity date of July 2036 and are included within Long-term Debt on the October 29, 2016 Consolidated Balance Sheet.
In October 2015, we issued $1 billion of 6.875% notes due in November 2035. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by our Guarantors. The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. These issuance costs are being amortized through the maturity date of November 2035 and are included within Long-term Debt on the Consolidated Balance Sheets.
Repurchase of Notes
In July 2016, we used the proceeds from the 2036 Notes to repurchase the $700 million 2017 Notes for $742 million. The pre-tax loss on extinguishment of this debt was $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes. This loss is included in Other Income in the year-to-date 2016 Consolidated Statement of Income.
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

The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of October 29, 2016, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of October 29, 2016, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of October 29, 2016 that reduce our remaining availability under our Revolving Facility.
In addition to the Revolving Facility, we maintain various revolving and term loan bank facilities with availability totaling $100 million to support our foreign operations ("Foreign Facilities"). Current borrowings on these Foreign Facilities mature between November 15, 2016 and October 26, 2017. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During the third quarter of 2016, we borrowed $10 million and made payments of $4 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2016 was $23 million. As of October 29, 2016, there were borrowings of $23 million outstanding under the Foreign Facilities.
Interest Rate Swap Arrangements
We have interest rate swap arrangements related to $300 million of the outstanding 2019 Notes that are designated as interest rate fair value hedges. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in millions)
Net Cash Provided by Operating Activities (a)	$316	$1,869	$262
Capital Expenditures (a)	825	727	603
Working Capital	879	2,281	1,801
Capitalization:
Long-term Debt	5,701	5,715	5,713
Shareholders’ Equity (Deficit)	(1,190)	(259)	(658)
Total Capitalization	$4,511	$5,456	$5,055
Remaining Amounts Available Under Credit Agreements (b)	$992	$992	$981
 _______________

(a)	The January 30, 2016 amounts represent a twelve-month period, and the October 29, 2016 and October 31, 2015 amounts represent nine-month periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million as of October 29, 2016 and January 30, 2016 and $19 million as of October 31, 2015.

Credit Ratings
The following table provides our credit ratings as of October 29, 2016:

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
Common Stock Share Repurchases
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for year-to-date 2016 and 2015:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2016	2015	2016	2015
	(in millions)	(in thousands)		(in millions)
February 2016	$500	5,270	NA	$410	NA	$77.75
June 2015	$250	NA	1,375	NA	$113	$82.31
February 2015	$250	NA	2,788	NA	$250	$89.45
In the first quarter of 2016, our Board of Directors approved a new $500 million share repurchase program, which included $17 million remaining under the June 2015 repurchase program.
The February 2016 repurchase program had $90 million remaining as of October 29, 2016. Subsequent to October 29, 2016, we repurchased an additional 0.2 million shares of common stock for $11 million under this program.
There were no share repurchases reflected in Accounts Payable on the October 29, 2016, January 30, 2016 and October 31, 2015 Consolidated Balance Sheets.
We use cash flow generated from operating and financing activities to fund our share repurchase programs. The timing and amount of any repurchases will be made at our discretion taking into account a number of factors including market conditions.
Dividend Policy and Procedures
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2016 and 2015:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2016
Third Quarter	$0.60	$—	$0.60	$173
Second Quarter	0.60	—	0.60	173
First Quarter	0.60	2.00	2.60	750
2016 Total	$1.80	$2.00	$3.80	$1,096
2015
Third Quarter	$0.50	$—	$0.50	$146
Second Quarter	0.50	—	0.50	146
First Quarter	0.50	2.00	2.50	734
2015 Total	$1.50	$2.00	$3.50	$1,026
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

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2016 and 2015:

	Year-to-Date
	2016	2015
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$2,548	$1,681
Net Cash Flows Provided by Operating Activities	316	262
Net Cash Flows Used for Investing Activities	(721)	(332)
Net Cash Flows Used for Financing Activities	(1,486)	(302)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(3)	2
Net Decrease in Cash and Cash Equivalents	(1,894)	(370)
Cash and Cash Equivalents, End of Period	$654	$1,311
Operating Activities
Net cash provided by operating activities in 2016 was $316 million, including net income of $526 million. Net income included depreciation and amortization of $378 million, gain on distribution from Easton Town Center, LLC of $108 million, share-based compensation expense of $70 million, excess tax benefits from share-based compensation of $39 million, and loss on extinguishment of debt of $36 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal increases in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
Net cash provided by operating activities in 2015 was $262 million, including net income of $617 million. Net income included depreciation and amortization of $335 million, gain on divestiture of the third-party apparel sourcing business of $78 million, share-based compensation expense of $73 million and excess tax benefits from share-based compensation of $65 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal increases in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
Investing Activities
Net cash used for investing activities in 2016 was $721 million consisting primarily of capital expenditures of $825 million and $33 million related to the acquisition of our Victoria's Secret Beauty and Accessories franchise partner's operations and stores in Greater China, partially offset by a $108 million return of capital from Easton Town Center, LLC and proceeds from the sale of marketable securities of $10 million. The capital expenditures included $691 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2015 was $332 million consisting primarily of capital expenditures of $603 million and purchases of marketable securities of $60 million, partially offset by proceeds from the sale of assets of $196 million, the divestiture of the third-party apparel sourcing business of $85 million and proceeds from the sale of marketable securities of $50 million. The capital expenditures included $476 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2016 was $1.486 billion consisting primarily of quarterly and special dividend payments aggregating to $3.80 per share, or $1.096 billion, $742 million to repurchase our 2017 Notes, and repurchases of common stock of $410 million, partially offset by net proceeds of $692 million from the 2036 Notes issuance, excess tax benefits from share-based compensation of $39 million and proceeds from the exercise of stock options of $17 million.
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

Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $18 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to these guarantee obligations as we concluded that payments under these guarantees were not probable as of October 29, 2016.
In connection with the sale and leaseback under noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2020, and the total amount of the guarantees is approximately $105 million. We recorded a liability of $3 million related to these guarantee obligations as of October 29, 2016 and January 30, 2016, which is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal year 2018, with early adoption as of fiscal year 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method. We are currently evaluating this standard, including the transition method and timing of adoption, and the related impact on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
Leases
In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective beginning in fiscal year 2019, with early adoption permitted. We are currently evaluating this standard, including the timing of adoption, and the related impact on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
Simplifying the Presentation of Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance requires companies to recognize income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The standard also will require all tax-related cash flows resulting from share-based payments to be reported as operating activities on the statements of cash flows, and any cash payments made to taxing authorities on an employee's behalf as financing activities. The standard will be effective beginning in fiscal year 2017, with early adoption permitted. We have determined that we will adopt ASU 2016-09 in the first quarter of fiscal year 2017. We are currently evaluating the related impact on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.

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

Market Risk
The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates. We use derivative financial instruments like cross-currency swaps, foreign currency forward contracts and interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.
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
In addition, our Canadian dollar, British pound and Chinese yuan denominated earnings are subject to exchange rate risk as substantially all of our merchandise sold in Canada, the U.K. and China is sourced through U.S. dollar transactions. Although we utilize foreign currency forward contracts to partially offset risks associated with Canadian dollar and British pound denominated earnings, these measures may not succeed in offsetting all of the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities are the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Typically, our investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
The majority of our long-term debt as of October 29, 2016, has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of October 29, 2016, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2019 Notes.

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
Fair Value of Financial Instruments
As of October 29, 2016, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and fair value of long-term debt and swap arrangements as of October 29, 2016, January 30, 2016 and October 31, 2015:

	October 29, 2016	January 30, 2016	October 31, 2015
	(in millions)
Long-term Debt:
Principal Value	$5,750	$5,750	$5,750
Fair Value, Estimated (a)	6,352	6,209	6,322
Foreign Currency Cash Flow Hedges (b)	(26)	(27)	(27)
Interest Rate Fair Value Hedges (b)	(6)	(11)	(10)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in an asset position.
Concentration of Credit Risk
We maintain cash and cash equivalents and derivative contracts with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Typically, our investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.

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
Changes in internal control over financial reporting. In August 2016, we implemented a new Human Resources and Payroll system. Various processes and controls were modified due to the new system. Additionally, we implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe the system and process changes will enhance internal control over financial reporting in future periods. There were no other changes in our internal control over financial reporting that occurred in the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2016	266	$72.89	257	$93,314
September 2016	66	71.65	42	90,359
October 2016	64	70.53	3	90,162
Total	396		302
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
Date: December 2, 2016

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.