Form 10-K
period 2017-01-28
L Brands, Inc.
filed 2017-03-17
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $17,899,799,054.
Number of shares outstanding of the registrant’s Common Stock as of March 10, 2017: 285,048,417.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2017 Annual Meeting of Stockholders to be held on May 18, 2017, are incorporated by reference into Part II and Part III.

PART I

ITEM 1. BUSINESS.
General
L Brands, Inc. (“we” or “the Company”) operates in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to a segment leader focused on women’s intimate and other apparel, personal care, beauty and home fragrance categories. We sell our merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada, United Kingdom ("U.K.") and Greater China (China and Hong Kong), which are primarily mall-based; through websites; and through international franchise, license and wholesale partners (collectively, "partners").
Victoria’s Secret
Victoria’s Secret, including PINK, the iconic women's intimate brand featuring celebrated supermodels and a world-famous fashion show, is a specialty retailer of women's intimate and other apparel with fashion-inspired collections and prestige fragrances. We sell our Victoria’s Secret products at more than 1,200 Victoria’s Secret and PINK stores in the U.S., Canada, U.K. and Greater China, and online at www.VictoriasSecret.com. Additionally, Victoria’s Secret and PINK have more than 410 stores in more than 70 other countries operating under franchise, license and wholesale arrangements.
Bath & Body Works
Bath & Body Works is one of the leading specialty retailers of personal care, home fragrance products, soaps and sanitizers. We sell our Bath & Body Works products at more than 1,600 Bath & Body Works stores in the U.S. and Canada and online at www.BathandBodyWorks.com. Additionally, Bath & Body Works has 159 stores in 30 other countries operating under franchise, license and wholesale arrangements.
Other Brands
La Senza is a specialty retailer of women’s intimate apparel. We sell our La Senza products at more than 120 La Senza stores in Canada, and online at www.LaSenza.com. In 2016, we opened our first 4 La Senza stores in the U.S. Additionally, La Senza has more than 200 stores in 24 other countries operating under franchise and license arrangements.
Henri Bendel sells handbags, jewelry and other accessory products through our New York flagship and 28 other stores, as well as online at www.HenriBendel.com.
Acquisition
In the first quarter of 2016, we reacquired the franchise rights to operate Victoria's Secret Beauty and Accessories stores in Greater China, including 26 stores already open at the time of acquisition. For additional information, see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Divestiture
In the first quarter of 2015, we divested our remaining ownership interest in our third-party apparel sourcing business. For additional information, see Note 9 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2016,” “2015,” “2014” and “2013” refer to the 52-week periods ending January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014, respectively. “2012” refers to the 53-week period ending February 2, 2013.
Real Estate
Company-owned Retail Stores
Our company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the U.S., Canada, U.K. and Greater China. As a result of our strong brands and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate. Substantially all of our stores generated positive cash flow in 2016.

The following table provides the number of our company-owned retail stores in operation for each brand as of January 28, 2017 and January 30, 2016.

	January 28, 2017	January 30, 2016
Victoria’s Secret U.S.	1,131	1,118
Victoria’s Secret Canada	46	46
Bath & Body Works U.S.	1,591	1,574
Bath & Body Works Canada	102	98
Victoria's Secret U.K.	18	14
Victoria's Secret Beauty and Accessories	31	—
La Senza U.S.	4	—
La Senza Canada	122	126
Henri Bendel	29	29
Total	3,074	3,005

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

	Beginning of Year	Opened	Closed	Acquired (a)	End of Year
2016	3,005	72	(29)	26	3,074
2015	2,969	72	(36)	—	3,005
2014	2,923	81	(35)	—	2,969
2013	2,876	81	(34)	—	2,923
2012	2,941	48	(113)	—	2,876
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional
information see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and             Supplementary Data.

Franchise, License and Wholesale Arrangements
In addition to our company-owned stores, our products are sold at hundreds of partner locations in over 75 countries. Under these arrangements, third parties operate stores that sell our products under our brand names. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale arrangements at the time the title passes to the partner. We continue to increase the number of locations under these types of arrangements as part of our international expansion.
The following table provides the number of our international stores operated by our partners for each business as of January 28, 2017 and January 30, 2016.

	January 28, 2017	January 30, 2016
Victoria’s Secret Beauty and Accessories	391	373
Victoria’s Secret	28	19
Bath & Body Works	159	125
La Senza	203	221
Total	781	738

Our Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future growth:
Industry Leading Brands
We have developed and operate brands that have come to represent an aspirational lifestyle. Our brands allow us to target markets across the economic spectrum, across demographics and across the world. We believe that our three flagship brands, Victoria's Secret, PINK and Bath & Body Works, are highly recognizable which provides us with a competitive advantage.

•
At Victoria’s Secret, we market glamorous and sexy product lines to our customers. While bras and panties are the core of what we do, this brand also gives our customers choices in beauty products, fragrances, loungewear, athletic attire and personal care accessories.

•
At PINK, we market products to the college-aged woman. While bras and panties are the core of what we do, this brand also gives our customers choices in apparel, loungewear, athletic attire, personal care accessories and swim.

•	Bath & Body Works caters to our customers’ entire well-being, providing shower gels and lotions, aromatherapy, home fragrance, soaps and sanitizers and personal care accessories.
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
Product Development, Sourcing and Logistics
We believe a large part of our success comes from frequent and innovative product launches, which include bra launches at Victoria’s Secret, PINK and La Senza and new fragrance launches at Bath & Body Works. Our merchant, design and sourcing teams have a long history of bringing innovative products to our customers. Additionally, we believe that our sourcing function (Mast Global) has a long and deep presence in the key sourcing markets including those in the U.S. and Asia, which helps us partner with the best manufacturers to get high-quality products quickly.
Experienced and Committed Management Team
We were founded in 1963 and have been led since inception by Leslie H. Wexner. Our senior management team has a wealth of retail and business experience at L Brands, Inc. and other companies such as Nike, Coach, The Gap, The Home Depot, Land's End, Levi Strauss, Boots and Yum Brands. We believe that we have one of the most experienced management teams in retail.
Additional Information
Merchandise Suppliers
During 2016, we purchased merchandise from approximately 360 suppliers located throughout the world. No supplier provided 10% or more of our merchandise purchases.
Distribution and Merchandise Inventory
Most of our merchandise is shipped to our distribution centers in the Columbus, Ohio area. We use a variety of shipping terms that result in the transfer of title of the merchandise at either the point of origin or point of destination.
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
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2016, 2015 and 2014 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
Working Capital
We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our credit facilities are available for additional working capital needs and investment opportunities.
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
Segment Information
We have three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. For additional information, including the financial results of our reportable segments, see Note 21 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Other Information
For additional information about our business, including our net sales and profits for the last three years and selling square footage, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Competition
The sale of women's intimate and other apparel, personal care and beauty products and accessories through retail stores is a highly competitive business with numerous competitors, including individual and chain specialty stores, department stores and discount retailers. Brand image, marketing, design, price, service, assortment and quality are the principal competitive factors in retail store sales. Our online businesses compete with numerous online merchandisers. Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in online sales.
Associate Relations
As of January 28, 2017, we employed approximately 93,600 associates; 69,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.
Executive Officers of Registrant
Set forth below is certain information regarding our executive officers.
Leslie H. Wexner, 79, has been our Chief Executive Officer since our founding in 1963 and Chairman of the Board of Directors since 1975.
Stuart B. Burgdoerfer, 53, has been our Executive Vice President and Chief Financial Officer since April 2007.

Nicholas P. M. Coe, 54, has been our Chief Executive Officer and President of Bath & Body Works since August 2011.
Charles C. McGuigan, 60, has been our Chief Operating Officer since May 2012 and our Chief Executive Officer and President of Mast Global since February 2011.
Martin P. Waters, 51, has been our Chief Executive Officer and President of L Brands International since November 2009.
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

•	the seasonality of our business;

•	the dependence on mall traffic and the availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand internationally and related risks;

•	our independent franchise, license and wholesale partners;

•	our direct channel businesses;

•	our ability to protect our reputation and our brand images;

•	our ability to attract customers with marketing, advertising and promotional programs;

•	our ability to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry and the segments in which we operate;

•	consumer acceptance of our products and our ability to manage the life cycle of our brands, keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our ability to source, distribute and sell goods and materials on a global basis, including risks related to:

•	political instability, significant health hazards, environmental hazards or natural disasters;

•	duties, taxes and other charges;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption due to labor disputes; and

•	changing expectations regarding product safety due to new legislation;

•	our geographic concentration of supplier and distribution facilities in central Ohio;

•	fluctuations in foreign currency exchange rates;

•	stock price volatility;

•	our ability to pay dividends and related effects;

•	our ability to maintain our credit rating;

•	our ability to service or refinance our debt;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified associates and manage labor-related costs;

•	the ability of our manufacturers to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;

•	fluctuations in product input costs;

•	our ability to adequately protect our assets from loss and theft;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	claims arising from our self-insurance;

•	our ability to implement and maintain information technology systems and to protect associated data;

•	our ability to maintain the security of customer, associate, supplier or company information;

•	our ability to comply with regulatory requirements;

•	legal and compliance matters; and

•	tax, trade and other regulatory matters.
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
The decision by the U.K. to leave the European Union ("Brexit") has increased the uncertainty in the economic and political environment in Europe. In particular, our business in the United Kingdom may be adversely impacted by fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax or other laws.
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
Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Some of our store locations, such as our Victoria's Secret flagship stores, require significant upfront capital investment and have material lease commitments. Additionally, we are dependent upon the suitability of the lease spaces that we currently use. The leases that we enter into are generally noncancellable leases with initial terms of ten years. If we determine that it is no longer economical to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term.
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
We intend to further expand into international markets, including mainland China and other international markets, through partner arrangements and/or company-owned stores. The risks associated with our expansion into international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. Such expansions will also have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance.
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
We believe that our trade names, trademarks and patents are important assets and an essential element of our strategy. We have obtained or applied for federal registration of these trade names, trademarks and patents and have applied for or obtained registrations in many foreign countries. There can be no assurance that we will obtain such registrations or that the registrations we obtain will prevent the imitation of our products or infringement of our intellectual property rights by others. In particular, the laws of certain foreign countries may not protect proprietary rights to the same extent as the laws of the U.S. If any third party copies our products or our stores in a manner that projects lesser quality or carries a negative connotation, it could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.

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
Our ability to manage the life cycle of our brands and to remain current with fashion trends and launch new product lines successfully could impact the image and relevance of our brands.
Our success depends in part on management’s ability to effectively manage the life cycle of our brands and to anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, saleable product offerings in advance of the actual time of sale to the customer. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales will be lower, potentially resulting in significant amounts of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions or price markdowns. These risks could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
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
We also face a variety of other risks generally associated with doing business on a global basis. For example:

•	political instability, significant health hazards, environmental hazards or natural disasters which could negatively affect international economies, financial markets and business activity;

•	imposition of new or retaliatory trade duties, sanctions or taxes and other charges on imports or exports;

•	evolving, new or complex legal and regulatory matters;

•	volatility in currency exchange rates;

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
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers' ability to provide delivery services that adequately meet our shipping needs.

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
Our stock price may be volatile.
Our stock price may fluctuate substantially as a result of variations in our actual or projected performance or the financial performance of other companies in the retail industry. Any guidance that we provide is based on goals that we believe are reasonably attainable at the time guidance is given. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts or others, our stock price could be adversely affected. Investors who rely on these predictions when making investment decisions with respect to our securities do so at their own risk.
In addition, the stock market may experience price and volume fluctuations that are unrelated or disproportionate to operating performance.
If we are unable to pay quarterly dividends at intended levels, our reputation and stock price may be harmed.
Our dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors may, at its discretion, decrease the level of dividends or entirely discontinue the payment of dividends at any time. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and our stock price.

Our ability to maintain our credit rating could affect our ability to access capital and could increase our interest expense.
The credit rating agencies periodically review our capital structure and the quality and stability of our earnings. A deterioration in our capital structure or the quality and stability of our earnings could result in a downgrade of our credit rating. Any negative ratings actions could constrain the capital available to our company or our industry and could limit our access to funding for our operations. We are dependent upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes constrained, our interest costs will likely increase, which could have a material adverse effect on our results of operations, financial condition and cash flows. Additionally, changes to our credit rating could affect our future interest costs.
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
We may be impacted by our ability to attract, develop and retain qualified associates and manage labor-related costs.
We believe our competitive advantage is providing a positive, engaging and satisfying experience for each individual customer, which requires us to have highly trained and engaged associates. Our success depends in part upon our ability to attract, develop and retain a sufficient number of qualified associates, including store personnel and talented merchants. The turnover rate in the retail industry is generally high, and qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. Competition for such qualified individuals or changes in labor and healthcare laws could require us to incur higher labor costs. Our inability to recruit a sufficient number of qualified individuals in the future may delay planned openings of new stores or affect the speed with which we expand. Delayed store openings, significant increases in associate turnover rates or significant increases in labor-related costs could have a material adverse effect on our results of operations, financial condition and cash flows.
We may be impacted by our manufacturers' ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations.
We purchase products from third-party manufacturers. Factors outside our control, such as manufacturing or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns.
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
Our business could also suffer if our third-party manufacturers fail to comply with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our associates periodically visit and monitor the operations of our third-party manufacturers, we do not control these manufacturers or their practices. The violation of labor, environmental or other laws by a third-party manufacturer used by us, or the divergence of a third-party manufacturer’s or partner’s labor or environmental practices from those generally accepted as ethical or appropriate, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.
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
Our ability to adequately protect our assets from loss and theft.
Our assets are subject to loss, including those caused by illegal or unethical conduct by associates, customers, vendors or unaffiliated third parties.  We have experienced events such as inventory shrinkage in the past, and we cannot assure that incidences of loss and theft will decrease in the future or that the measures we are taking will effectively reduce these losses.  Higher rates of loss or increased security costs to combat theft could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security could significantly damage our reputation with our customers, associates, investors and other third parties; cause the disclosure of confidential customer, associate, supplier or company information; cause our customers to stop shopping with us; and result in significant legal, regulatory and financial liabilities and lost revenues. While we have implemented systems and processes to protect against unauthorized access to our information systems and prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security breaches. In addition to our own networks and databases, we use third-party service providers to store, process and transmit certain of this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems. We have confidential security measures in place to protect our physical facilities and information technology systems from attacks. Despite these measures, we may be vulnerable to targeted or random security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or similar events.
The regulatory environment related to information security, data collection and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs, such as costs related to organizational changes, implementing additional protection technologies, training associates and engaging consultants. Additionally, we could incur lost revenues and face increased litigation as a result of any potential cybersecurity breach.
These risks could have a material adverse effect on our results of operations, financial condition and cash flows.

We may be impacted by our ability to comply with regulatory requirements.
We are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the SEC and the New York Stock Exchange (the “NYSE”), among others. Although we have put in place policies and procedures aimed at ensuring legal and regulatory compliance, our associates, subcontractors, vendors, licensees, franchisees and suppliers could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.
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
We may be impacted by changes in taxation, trade and other regulatory requirements.
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
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries. Major developments in tax policy or trade relations, such as the disallowance of tax deductions for imported merchandise or the imposition of unilateral tariffs on imported products, could have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of January 28, 2017:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Corporate, distribution and shipping	6,938,000
New York	Office, sourcing and product development/design	580,000
Kettering, Ohio	Call center	94,000
Montreal, Quebec, Canada	Office	60,000
Hong Kong	Office and sourcing	60,000
Mainland China	Office	27,000
Various international locations	Office and sourcing	128,000

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
As of January 28, 2017, we operate 2,755 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The store leases expire at various dates between 2017 and 2031.
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
International
Canada
We lease an office in the Montreal, Quebec area.
As of January 28, 2017, we operate 270 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. A substantial portion of these lease commitments consists of store leases generally with an initial term of 5 years. The store leases expire on various dates between 2017 and 2030.
United Kingdom
As of January 28, 2017, we operate 18 retail stores in leased facilities in the U.K. These lease commitments consist of store leases with initial terms ranging from 10 to 35 years expiring on various dates between 2021 and 2045.
Greater China
We lease offices in Shanghai, Shenzhen and Hong Kong within Greater China.
As of January 28, 2017, we operate 31 retail stores in leased facilities in the Greater China area. These lease commitments consist of store leases with initial terms ranging from 3 to 5 years expiring on various dates between 2017 and 2021.

Other International
As of January 28, 2017, we also have global representation through stores operated by our partners:

•	391 Victoria’s Secret Beauty and Accessories stores in more than 70 countries;

•	203 La Senza stores in 24 countries;

•	159 Bath & Body Works stores in 30 countries;

•	23 Victoria's Secret stores in 12 countries; and

•	5 PINK stores in 3 countries.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock (“LB”) is traded on the NYSE. As of January 28, 2017, there were approximately 36,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 198,000.
The following table provides our quarterly market prices and cash dividends per share for 2016 and 2015:

	Market Price		Cash Dividend per Share
	High	Low
2016
Fourth quarter	$75.50	$58.75	$0.60
Third quarter	79.67	69.33	0.60
Second quarter	80.20	60.00	0.60
First quarter	97.35	75.91	2.60	(a)
2015
Fourth quarter	$101.11	$88.66	$0.50
Third quarter	97.93	75.11	0.50
Second quarter	92.13	80.42	0.50
First quarter	95.78	82.38	2.50	(b)
________________

(a)
In February 2016, our Board of Directors declared an increase in our quarterly common stock dividend from $0.50 to $0.60 per share and a special dividend of $2 per share. Both dividends were distributed on March 4, 2016 to shareholders of record at the close of business on February 19, 2016.

(b)
In February 2015, our Board of Directors declared an increase in our quarterly common stock dividend from $0.34 to $0.50 per share and a special dividend of $2 per share. Both dividends were distributed on March 6, 2015 to shareholders of record at the close of business on February 20, 2015.

In February 2017, our Board of Directors declared our first quarter of 2017 common stock dividend of $0.60 per share. This dividend was distributed on March 3, 2017 to shareholders of record at the close of business on February 17, 2017.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (a) (b) (c) (d) (e)
AMONG L BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX
_______________

(a)	This table represents $100 invested in stock or in index at the closing price on January 28, 2012, including reinvestment of dividends.

(b)	The January 28, 2017 cumulative total return includes the $2 special dividend in March 2016.

(c)	The January 30, 2016 cumulative total return includes the $2 special dividend in March 2015.

(d)	The January 31, 2015 cumulative total return includes the $1 special dividend in March 2014.

(e)	The February 2, 2013 cumulative total return includes the $1 and $3 special dividends in September 2012 and December 2012, respectively.

The following table provides our repurchases of our common stock during the fourth quarter of 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2016	178	$66.67	165	$79,139
December 2016	21	69.90	14	78,146
January 2017	273	61.16	270	61,636
Total	472	63.63	449
 ________________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013(a)
	(in millions)
Summary of Operations
Net Sales	$12,574	$12,154	$11,454	$10,773	$10,459
Gross Profit	5,125	5,204	4,808	4,429	4,386
Operating Income (b)	2,003	2,192	1,953	1,743	1,573
Net Income (c)	1,158	1,253	1,042	903	753
	(as a percentage of net sales)
Gross Profit	40.8%	42.8%	42.0%	41.1%	41.9%
Operating Income	15.9%	18.0%	17.1%	16.2%	15.0%
Net Income	9.2%	10.3%	9.1%	8.4%	7.2%

Per Share Results
Net Income Per Basic Share	$4.04	$4.30	$3.57	$3.12	$2.60
Net Income Per Diluted Share	$3.98	$4.22	$3.50	$3.05	$2.54
Dividends Per Share	$4.40	$4.00	$2.36	$1.20	$5.00
Weighted Average Diluted Shares Outstanding (in millions)	291	297	298	296	297

Other Financial Information	(in millions)
Cash and Cash Equivalents	$1,934	$2,548	$1,681	$1,519	$773
Total Assets	8,170	8,493	7,476	7,127	5,946
Working Capital	1,451	2,281	1,520	1,296	638
Net Cash Provided by Operating Activities	1,890	1,869	1,786	1,248	1,351
Capital Expenditures	990	727	715	691	588
Long-term Debt	5,700	5,715	4,722	4,711	4,425
Other Long-term Liabilities	831	904	820	770	818
Shareholders’ Equity (Deficit)	(729)	(259)	18	(370)	(1,015)

Comparable Sales Increase (d)	2%	5%	4%	1%	6%
Comparable Store Sales Increase (d)	1%	5%	4%	2%	6%
Return on Average Assets	14%	16%	14%	14%	13%
Current Ratio	1.7	2.2	1.9	1.7	1.4

Stores and Associates at End of Year
Number of Stores (e)	3,074	3,005	2,969	2,923	2,876
Selling Square Feet (in thousands) (e)	12,395	11,902	11,536	11,169	10,849
Number of Associates	93,600	87,900	80,100	94,600	99,400
 ________________

(a)	The fiscal year ended February 2, 2013 ("2012") represents a 53-week fiscal year.

(b)	Operating income includes the effect of the following items:

(i)	In 2016, a $35 million charge related to announced actions at Victoria's Secret, including severance charges, fabric cancellations and the write-off of catalogue paper.

(ii)
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

(i)
In 2016, a $70 million gain related to a $124 million cash distribution from Easton Town Center, LLC, a $42 million tax benefit related to the favorable resolution of a discrete income tax matter, partially offset by a $22 million loss associated with the early extinguishment of our 2017 Notes.

(ii)	In 2015, a $69 million gain related to the divestiture of our remaining ownership interest in our third-party apparel sourcing business.

(iii)
In 2012, a $13 million gain related to $13 million in cash distributions from certain of our investments in Easton, an approximately 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space.

For additional information on 2016 items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
The effect of the items described in (b) and (c) above increased (decreased) earnings per share by $0.23 in 2016, $0.23 in 2015 and $(0.38) in 2012.

(d)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable sales for 2016, 2015, 2014 and 2013 were calculated on a 52 to 52 week basis and the percentage change in comparable sales for 2012 was calculated on a 53 to 53 week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(e)	Number of stores and selling square feet excludes independently owned Victoria's Secret Beauty and Accessories, Victoria's Secret, PINK, Bath & Body Works and La Senza stores operated by our partners.

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
Our operating results are generally impacted by economic changes and, therefore, we monitor the retail environment using, among other things, certain key industry performance indicators including competitor performance and mall traffic data. These can provide insight into consumer spending patterns and shopping behavior in the current retail environment and assist us in assessing our performance as well as the potential impact of industry trends on our future operating results. Additionally, we evaluate a number of key performance indicators including comparable sales, gross profit, operating income and other performance metrics such as sales per average selling square foot and inventory per selling square foot in assessing our performance.
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
In 2016, we announced strategic decisions within Victoria's Secret to evolve the business with the changing retail environment. To better focus our resources on core merchandise categories, we decided to eliminate non-core categories including swim in our lingerie business, and apparel items that were offered in our direct channel but not in stores. The elimination of these categories will more closely align the stores and direct channels, and will enable us to increase our focus on our core categories where we have bigger growth opportunities. Additionally, we substantially reduced direct mail couponing and eliminated our catalogue circulation, instead focusing on brand building and loyalty-enhancing marketing. In 2017, we plan to increase our square footage at Victoria's Secret North America by about 1% through remodels of existing stores and the opening of approximately 3 net new Victoria's Secret stores. In our direct channel, we have the infrastructure in place to support growth. We believe our direct channel is an important form of brand advertising given the ubiquitous nature of the internet and our large customer file.
The core of Bath & Body Works is its personal care, home fragrance products, soaps and sanitizers which together make up the majority of sales and profits for the business. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. We also have an opportunity to expand by creating a Bath & Body Works and White Barn shop-in-shop at many of our store locations. In 2017, we plan to increase our square footage at Bath & Body Works North America by about 4% through remodels of existing stores and the opening of approximately 25 net new Bath & Body Works stores. Additionally, www.BathandBodyWorks.com continues to exhibit significant year-over-year growth.
Extend our core brands internationally
We believe there is substantial opportunity for international growth. We have separate, dedicated teams that have taken a methodical, "test and learn" approach to expansion. We began our international expansion with the acquisition of La Senza at the beginning of 2007, and in 2016 we've continued to expand our presence outside of North America by opening company-owned stores, as well as increasing the number of stores operated by our international partners.
In 2016, we accomplished the following:

•
Victoria’s Secret International Stores — We have made significant progress in expanding Victoria's Secret internationally, in particular in Greater China. We have established a regional office with a management team with experience in growing global brands in the region. In fiscal 2017, we plan to open six Victoria's Secret full-assortment stores in Greater China, with two of them having opened in February 2017. In the U.K., we opened three company-owned Victoria’s Secret full-assortment stores and one PINK store, bringing the total to 18. In 2017, we plan to open two additional Victoria’s Secret full-assortment stores and one PINK store in the U.K. We also plan to open our first Victoria's Secret full-assortment store in Ireland in 2017. Finally, our partners opened seven Victoria’s Secret full-assortment stores and two PINK stores in 2016 with notable openings in Russia, Mexico and Singapore, bringing the total to 28. Our partners plan to open an additional 10 to 15 Victoria's Secret full-assortment stores and one PINK store in 2017.

•
Victoria's Secret Beauty and Accessories Stores — We acquired 26 Victoria's Secret Beauty and Accessories stores from our partner in Greater China, while opening five net new stores in the region during the year. Our partners opened 44 net new Victoria’s Secret Beauty and Accessories stores, bringing the total to 391. These stores are located in local markets, airports and tourist destinations, and are focused on Victoria’s Secret branded beauty and accessory products. Our partners plan to open an additional 45 to 60 Victoria’s Secret Beauty and Accessories stores in 2017.

•
Bath & Body Works International Stores — Our partners opened 34 net new Bath & Body Works stores in 2016, bringing the total in the Middle East, Latin America, Southeast Asia and Europe to 159. Our partners plan to open 45 to 55 additional stores in 2017.

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
2016 Overview
Our net sales increased $420 million to $12.574 billion driven by a comparable sales increase of 2%. Our operating income decreased $189 million to $2.003 billion and our operating income rate decreased to 15.9% from 18.0% driven by a decline in all segments.
For additional information related to our 2016 financial performance, see “Results of Operations – 2016 Compared to 2015.”
We accomplished the following in 2016:

•	Continued to expand company-owned Victoria's Secret and PINK stores in the U.S., Canada, and U.K. and company-owned Bath & Body Works stores in the U.S. and Canada;

•	Continued to grow our direct businesses, increasing sales by 6%;

•	Continued to expand Bath & Body Works and Victoria’s Secret stores and Victoria’s Secret Beauty and Accessories stores with partners throughout the world;

•
Made a number of important changes to our Victoria’s Secret business to simplify the business and accelerate growth. Notably, we reorganized the business and integrated the direct channel into three separate business units (Lingerie, PINK and Beauty), eliminated the non-core merchandise categories of swim and apparel in order to increase focus and accelerate growth in our core categories, and we evolved how the business connects with customers through more focus on brand-building and loyalty-enhancing marketing rather than traditional catalogues and offers;

•
Moved from a franchise operating model to a wholly-owned model in Greater China by reacquiring franchise rights from one of our partners which included 26 existing Victoria's Secret Beauty and Accessories stores, launched our online business in Greater China on Tmall Global, and built the capability and infrastructure to support future growth; and

•
Our capital expenditures of $990 million included $772 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.

We also are committed to returning value to our shareholders through a combination of dividends and share repurchase programs. During 2016, we paid $1.268 billion in regular and special dividends and repurchased $438 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs. Since 2000, we have returned approximately $19 billion to shareholders through share repurchases and dividends.
Adjusted Financial Information

In addition to our results provided in accordance with GAAP above and throughout this Form 10-K, provided below are non-GAAP measurements which present operating income, net income and earnings per share in 2016 and 2015 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

(in millions, except per share amounts)	2016	2015	2014
Detail of Special Items included in Operating Income - Income (Expense)
Victoria's Secret Restructuring (a)	$(35)	$—	$—
Total Special Items included in Operating Income	$(35)	$—	$—

Detail of Special Items included in Other Income - Income (Loss)
Loss on Extinguishment of Debt (b)	$(36)	$—	$—
Gain on Distribution from Easton Town Center, LLC (c)	108	—	—
Gain on Divestiture of Third-party Apparel Sourcing Business (d)	—	78	—
Total Special Items included in Other Income	$72	$78	$—

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax Benefit from the Settlement of a Discrete Tax Matter (e)	$42	$—	$—
Tax Effect of Special Items included in Operating Income and Other Income	(11)	(9)	—
Total Special Items included in Provision for Income Taxes	$30	$(9)	$—

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$2,003	$2,192	$1,953
Special Items included in Operating Income	35	—	—
Adjusted Operating Income	$2,037	$2,192	$1,953

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$1,158	$1,253	$1,042
Special Items included in Net Income	(68)	(69)	—
Adjusted Net Income	$1,090	$1,184	$1,042

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$3.98	$4.22	$3.50
Special Items included in Earnings Per Diluted Share	(0.23)	(0.23)	—
Adjusted Earnings Per Diluted Share	$3.74	$3.99	$3.50
 ________________

(a)
In the first quarter of 2016, strategic actions within the Victoria’s Secret segment were taken, designed to focus the brand on its core merchandise categories and streamline operations. As a result of these actions, we recorded charges related to severance and related costs, fabric cancellations and catalogue paper write-offs. For additional information see Note 5, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.

(b)
In the second quarter of 2016, we repurchased our $700 million 6.90% Senior Unsecured Notes due July 2017 resulting in a pre-tax loss on extinguishment of $36 million (after-tax loss of $22 million). For additional information see Note 12, "Long-term Debt" included in Item 8. Financial Statements and Supplementary Data.

(c)
In the second quarter of 2016, we received a $124 million cash distribution from Easton Town Center, LLC resulting in a pre-tax gain of $108 million (after-tax gain of $70 million). For additional information see Note 9, "Equity Investments and Other" included in Item 8. Financial Statements and Supplementary Data.

(d)
In the first quarter of 2015, we divested our remaining ownership interest in our third-party apparel sourcing business. We received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). For additional information see Note 9, "Equity Investments and Other" included in Item 8. Financial Statements and Supplementary Data.

(e)
In the fourth quarter of 2016, we recorded a $42 million tax benefit related to the favorable resolution of a discrete income tax matter. For additional information see Note 11, "Income Taxes" included in Item 8. Financial Statements and Supplementary Data.

2017 Outlook
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance with respect to the financial management of our business. We will continue to manage our business carefully, and we will focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments and marketing, store and online experiences to our customers. We will look for, and capitalize on, those opportunities available to us. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well positioned heading into 2017.
Company-Owned Store Data
The following table compares 2016 company-owned store data to the comparable periods for 2015 and 2014:

				% Change
	2016	2015	2014	2016	2015
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$844	$864	$836	(2%)	3%
Bath & Body Works U.S.	831	815	774	2%	5%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$5,288	$5,300	$5,061	—%	5%
Bath & Body Works U.S.	2,010	1,933	1,828	4%	6%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,349	6,187	6,083	3%	2%
Bath & Body Works U.S.	2,459	2,382	2,359	3%	1%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,181	6,917	6,679	4%	4%
Bath & Body Works U.S.	3,912	3,749	3,675	4%	2%

The following table compares 2016 company-owned store data to the comparable periods for 2015 and 2014:

Number of Stores	2016	2015	2014
Victoria’s Secret U.S.
Beginning of Period	1,118	1,098	1,060
Opened	23	28	45
Closed	(10)	(8)	(7)
End of Period	1,131	1,118	1,098
Victoria’s Secret Canada
Beginning of Period	46	41	34
Opened	—	6	7
Closed	—	(1)	—
End of Period	46	46	41
Bath & Body Works U.S.
Beginning of Period	1,574	1,558	1,559
Opened	30	23	14
Closed	(13)	(7)	(15)
End of Period	1,591	1,574	1,558
Bath & Body Works Canada
Beginning of Period	98	88	79
Opened	5	10	10
Closed	(1)	—	(1)
End of Period	102	98	88

Number of Stores (continued)	2016	2015	2014
Victoria's Secret U.K.
Beginning of Period	14	10	5
Opened	4	4	5
Closed	—	—	—
End of Period	18	14	10
Victoria's Secret Beauty and Accessories
Beginning of Period	—	—	—
Acquired (a)	26	—	—
Opened	6	—	—
Closed	(1)	—	—
End of Period	31	—	—
La Senza U.S.
Beginning of Period	—	—	—
Opened	4	—	—
Closed	—	—	—
End of Period	4	—	—
La Senza Canada
Beginning of Period	126	145	157
Opened	—	1	—
Closed	(4)	(20)	(12)
End of Period	122	126	145
Henri Bendel
Beginning of Period	29	29	29
Opened	—	—	—
Closed	—	—	—
End of Period	29	29	29
Total
Beginning of Period	3,005	2,969	2,923
Acquired (a)	26	—	—
Opened	72	72	81
Closed	(29)	(36)	(35)
End of Period	3,074	3,005	2,969
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, "Acquisition" included in Item 8. Financial Statements and Supplementary Data.

Noncompany-Owned Store Data
The following table compares the 2016 noncompany-owned store data to the comparable periods for 2015 and 2014:

Number of Stores	2016	2015	2014
Victoria’s Secret Beauty & Accessories
Beginning of Period	373	290	198
Opened	56	88	99
Closed	(12)	(5)	(7)
Transferred (a)	(26)	—	—
End of Period	391	373	290
Victoria's Secret
Beginning of Period	19	14	4
Opened	9	5	10
Closed	—	—	—
End of Period	28	19	14
Bath & Body Works
Beginning of Period	125	80	55
Opened	36	47	26
Closed	(2)	(2)	(1)
End of Period	159	125	80
La Senza
Beginning of Period	221	266	331
Opened	6	5	6
Closed	(24)	(50)	(71)
End of Period	203	221	266
Total
Beginning of Period	738	650	588
Opened	107	145	141
Closed	(38)	(57)	(79)
Transferred (a)	(26)	—	—
End of Period	781	738	650
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, "Acquisition" included in Item 8. Financial Statements and Supplementary Data.

Results of Operations—2016 Compared to 2015
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2016 in comparison to 2015:

			Operating Income Rate
	2016	2015	2016	2015
	(in millions)
Victoria’s Secret	$1,173	$1,391	15.1%	18.1%
Bath & Body Works	907	858	23.6%	23.9%
Victoria's Secret and Bath & Body Works International	40	88	9.4%	22.8%
Other (a)	(117)	(145)	(22.6)%	(28.5)%
Total Operating Income	$2,003	$2,192	15.9%	18.0%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For 2016, operating income decreased $189 million to $2.003 billion, and the operating income rate decreased to 15.9% from 18.0%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2016 in comparison to 2015:

	2016	2015	% Change
	(in millions)
Victoria’s Secret Stores (a)	$6,199	$6,112	1%
Victoria’s Secret Direct	1,582	1,560	1%
Total Victoria’s Secret	7,781	7,672	1%
Bath & Body Works Stores (a)	3,400	3,225	5%
Bath & Body Works Direct	452	362	25%
Total Bath & Body Works	3,852	3,587	7%
Victoria's Secret and Bath & Body Works International	423	385	10%
Other (b)	518	510	2%
Total Net Sales	$12,574	$12,154	3%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for 2015 to 2016:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total

2015 Net Sales	$7,672	$3,587	$385	$510	$12,154
Comparable Store Sales	(46)	95	2	3	54
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	136	82	65	(5)	278
Foreign Currency Translation	(3)	(2)	(21)	(3)	(29)
Direct Channels	22	90	—	11	123
International Wholesale, Royalty and Other	—	—	(8)	2	(6)
2016 Net Sales	$7,781	$3,852	$423	$518	$12,574

The following table compares 2016 comparable sales to 2015:

	2016	2015
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	—%	5%
Bath & Body Works (b)	6%	7%
Total Comparable Sales	2%	5%

Comparable Store Sales (a)
Victoria’s Secret (b)	(1)%	5%
Bath & Body Works (b)	3%	5%
Total Comparable Store Sales	1%	5%
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For 2016, net sales increased $109 million to $7.781 billion, comparable sales remained flat and comparable store sales decreased 1%.  Net sales increased primarily due to increases in PINK and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by decreases in swim and apparel due to a strategic decision to exit these categories, core bras due to lower average unit retail prices, and beauty as we reposition the category.
The decrease in comparable store sales was driven by a lower average unit retail and the impact of exited categories.
Bath & Body Works
For 2016, net sales increased $265 million to $3.852 billion, comparable sales increased 6% and comparable store sales increased 3%. Net sales increased in most categories, including home fragrance and Signature Collection, which incorporated newness, innovation, and fashion.
The increase in comparable store sales was primarily driven by a higher average unit retail.
Victoria's Secret and Bath & Body Works International
For 2016, net sales increased $38 million to $423 million primarily related to newly acquired Victoria's Secret Beauty and Accessories stores in Greater China, company-owned Victoria's Secret stores in the U.K., and additional stores opened by our partners. These results were partially offset by softness in the Victoria's Secret Beauty and Accessories business and the negative impacts of foreign currency.
Other
For 2016, net sales increased $8 million to $518 million primarily due to increases in our La Senza and Henri Bendel direct channels, partially offset by store closures and the negative impacts of foreign currency at La Senza.
Gross Profit
For 2016, our gross profit decreased $79 million to $5.125 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 40.8% from 42.8% primarily as a result of:

Victoria’s Secret
For 2016, the gross profit decrease was primarily driven by a decline in merchandise margin due to clearance activity on non-go forward merchandise categories, promotions and pricing to drive trial in beauty and other key categories and fabric cancellations related to restructuring activities. Offsetting the merchandise margin decline, buying and occupancy expenses decreased primarily driven by a decrease in catalogue costs and other cost reductions from strategic actions taken in the first quarter, partially offset by an increase in occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven primarily by increases in the promotional and clearance activity described above, the expenses related to the restructuring activities and investments in store real estate, partially offset by lower buying and occupancy expenses due to decreased catalogue costs.
Bath & Body Works
For 2016, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin was partially offset by higher occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by an increase in occupancy expenses primarily due to investments in store real estate.
Victoria's Secret and Bath & Body Works International
For 2016, the gross profit decrease was primarily due to higher occupancy expenses driven by investments in store real estate in Greater China and the U.K., lower merchandise margin dollars at Victoria's Secret Beauty and Accessories due to business performance, and the negative impacts of foreign currency. These decreases were partially offset by increased merchandise margin dollars generated from higher net sales.
The gross profit rate decrease was driven by higher occupancy expenses due to investments in store real estate, a decrease in merchandise margin rate at Victoria's Secret Beauty and Accessories and the negative impacts of foreign currency.
General, Administrative and Store Operating Expenses
For 2016, our general, administrative and store operating expenses increased $110 million to $3.122 billion primarily driven by increased store selling expenses related to higher sales volume and investments in selling to improve the customer experience, increased marketing to drive traffic, severance charges related to the Victoria's Secret restructuring activities, and corporate expenses in Greater China, partially offset by lower incentive compensation expense.
Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2016 and 2015:

	2016	2015
Average daily borrowings (in millions)	$5,827	$5,005
Average borrowing rate (in percentages)	6.8%	6.7%

For 2016, our interest expense increased $60 million to $394 million primarily due to an increase in average borrowings related to the October 2015 $1 billion issuance of our 2035 Notes, as well as an increase in the average borrowing rate.
Other Income
For 2016, our other income increased $11 million to $87 million primarily driven by a distribution received from Easton Town Center, LLC resulting in a gain of $108 million, partially offset by a $36 million loss on extinguishment of the 2017 Notes. In 2015, we recognized a gain of $78 million due to the divestiture of our remaining ownership interest in the third-party apparel sourcing business.
Provision for Income Taxes
For 2016, our effective tax rate decreased to 31.7% from 35.2%. The 2016 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The 2015 rate was lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate.

Results of Operations—Fourth Quarter of 2016 Compared to Fourth Quarter of 2015
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2016 in comparison to the fourth quarter of 2015:

	Fourth Quarter		Operating Income Rate
	2016	2015	2016	2015
	(in millions)
Victoria’s Secret	$494	$594	19.1%	22.7%
Bath & Body Works	502	487	31.0%	32.1%
Victoria's Secret and Bath & Body Works International	10	28	8.3%	25.0%
Other (a)	(18)	(31)	(11.7)%	(20.7)%
Total Operating Income	$988	$1,078	22.0%	24.5%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the fourth quarter of 2016, operating income decreased $90 million to $988 million, and the operating income rate decreased to 22.0% from 24.5%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2016 in comparison to the fourth quarter of 2015:

Fourth Quarter	2016	2015	% Change
	(in millions)
Victoria’s Secret Stores (a)	$2,063	$2,047	1%
Victoria’s Secret Direct	526	567	(7%)
Total Victoria’s Secret	2,589	2,614	(1%)
Bath & Body Works Stores (a)	1,422	1,362	4%
Bath & Body Works Direct	198	158	25%
Total Bath & Body Works	1,620	1,520	7%
Victoria's Secret and Bath & Body Works International	124	112	10%
Other (b)	156	149	5%
Total Net Sales	$4,489	$4,395	2%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the fourth quarter of 2016 to the fourth quarter of 2015:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2015 Net Sales	$2,614	$1,520	$112	$149	$4,395
Comparable Store Sales	(38)	25	—	(1)	(14)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	52	33	25	—	110
Foreign Currency Translation	2	2	(9)	1	(4)
Direct Channels	(41)	40	—	4	3
International, Wholesale, Royalty and Other	—	—	(4)	3	(1)
2016 Net Sales	$2,589	$1,620	$124	$156	$4,489

The following table compares fourth quarter of 2016 comparable sales to fourth quarter of 2015:

Fourth Quarter	2016	2015
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(3)%	7%
Bath & Body Works (b)	5%	7%
Total Comparable Sales	—%	8%

Comparable Store Sales (a)
Victoria’s Secret (b)	(2)%	5%
Bath & Body Works (b)	2%	6%
Total Comparable Store Sales	—%	6%
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2016, net sales decreased $25 million to $2.589 billion, comparable sales decreased 3% and comparable store sales decreased 2%. Net sales decreased primarily driven by a decline in total core bra sales due to lower average unit retail prices and decreases in swim and apparel due to a strategic decision to exit these categories. These results were partially offset by increases in PINK, sport and beauty driven by compelling merchandise assortment that incorporated newness, innovation and fashion.
The decrease in comparable store sales was driven by a lower average unit retail and the impact of exited categories.
Bath & Body Works
For the fourth quarter of 2016, net sales increased $100 million to $1.620 billion, comparable sales increased 5% and comparable store sales increased 2%. Net sales increased in most categories, including home fragrance and Signature Collection, which incorporated newness, innovation, and fashion.
The increase in comparable store sales was primarily driven by a higher average unit retail.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2016, net sales increased $12 million to $124 million, primarily related to newly acquired Victoria's Secret Beauty and Accessories stores in Greater China, company-owned Victoria's Secret stores in the U.K., and additional stores opened by our partners. These results were partially offset by softness in the Victoria's Secret Beauty and Accessories business and the negative impacts of foreign currency at Victoria's Secret U.K.
Other
For the fourth quarter of 2016, net sales increased $7 million to $156 million primarily due to increases in our La Senza and Henri Bendel direct channels, partially offset by store closures at La Senza.
Gross Profit
For the fourth quarter of 2016, our gross profit decreased $58 million to $1.944 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 43.3% from 45.6% primarily as a result of:

Victoria’s Secret
For the fourth quarter of 2016, the gross profit decrease was driven by a decline in merchandise margin primarily due to promotional events to drive traffic and proactively manage inventory, and a decline in beauty as we reposition the category. Buying and occupancy expenses decreased primarily driven by a decrease in catalogue costs and other cost reductions from strategic actions taken in the first quarter, partially offset by an increase in occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven primarily by increases in the promotional and clearance activity described above, partially offset by lower buying and occupancy expenses due to decreased catalogue costs.
Bath & Body Works
For the fourth quarter of 2016, the gross profit increase was driven by higher merchandise margin dollars primarily related to the increase in net sales. The increase in merchandise margin was partially offset by an increase in occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by an increase in occupancy expenses primarily due to investments in store real estate.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2016, the gross profit decrease was driven by higher occupancy expenses due to investments in store real estate in Greater China and the U.K., softness in the Victoria's Secret Beauty and Accessories business, and the negative impacts of foreign currency on merchandise margin at Victoria's Secret U.K. These decreases were partially offset by increased merchandise margin dollars generated from higher net sales.
The gross profit rate decrease was driven by an increase in occupancy expenses due to investments in store real estate, a decrease in the merchandise margin rate at Victoria's Secret Beauty and Accessories and the negative impacts of foreign currency at Victoria's Secret U.K.
General, Administrative and Store Operating Expenses
For the fourth quarter of 2016, our general, administrative and store operating expenses increased $32 million to $956 million primarily driven by increased store selling expenses related to higher sales volume and investments in selling to improve the customer experience, increased marketing to drive traffic and corporate expenses in Greater China, partially offset by lower incentive compensation expense.
The general, administrative and store operating expense rate increased to 21.3% from 21.0% due to store selling, marketing and our investment in China, partially offset by a reduction in incentive compensation expense.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2016 and 2015:

Fourth Quarter	2016	2015
Average daily borrowings (in millions)	$5,779	$5,756
Average borrowing rate (in percentages)	6.9%	6.8%

For the fourth quarter of 2016, our interest expense increased $1 million to $98 million primarily due to an increase in the average borrowing rate.
Provision for Income Taxes
For the fourth quarter of 2016, our effective tax rate decreased to 29.2% from 35.2%. The 2016 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The 2015 rate was lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate.

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
Net Sales
The following table provides net sales for 2015 in comparison to 2014:

	2015	2014	% Change
	(in millions)
Victoria’s Secret Stores (a)	$6,112	$5,700	7%
Victoria’s Secret Direct	1,560	1,507	3%
Total Victoria’s Secret	7,672	7,207	6%
Bath & Body Works Stores (a)	3,225	3,048	6%
Bath & Body Works Direct	362	302	20%
Total Bath & Body Works	3,587	3,350	7%
Victoria's Secret and Bath & Body Works International	385	336	15%
Other (b)	510	561	(9%)
Total Net Sales	$12,154	$11,454	6%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for 2014 to 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total

2014 Net Sales	$7,207	$3,350	$336	$561	$11,454
Comparable Store Sales	256	156	8	11	431
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	190	50	25	(20)	245
Foreign Currency Translation	(34)	(29)	(9)	(34)	(106)
Direct Channels	53	60	—	12	125
International Wholesale, Royalty and Other	—	—	25	(20)	5
2015 Net Sales	$7,672	$3,587	$385	$510	$12,154

The following table compares 2015 comparable sales to 2014:

	2015	2014
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	5%	2%
Bath & Body Works (b)	7%	7%
Total Comparable Sales	5%	4%

Comparable Store Sales (a)
Victoria’s Secret (b)	5%	3%
Bath & Body Works (b)	5%	6%
Total Comparable Store Sales	5%	4%
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For 2015, net sales increased $465 million to $7.672 billion, comparable sales increased 5% and comparable store sales increased 5%. The net sales result was primarily driven by:

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
Bath & Body Works
For 2015, net sales increased $237 million to $3.587 billion, comparable sales increased 7% and comparable store sales increased 5%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers, which all incorporated newness and innovation.
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

For 2015, our interest expense increased $10 million to $334 million primarily due to an increase in average borrowings related to the October 2015 $1 billion issuance of our 2035 Notes.

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
Net Sales
The following table provides net sales for the fourth quarter of 2015 in comparison to the fourth quarter of 2014:

Fourth Quarter	2015	2014	% Change
	(in millions)
Victoria’s Secret Stores (a)	$2,047	$1,914	7%
Victoria’s Secret Direct	567	492	15%
Total Victoria’s Secret	2,614	2,406	9%
Bath & Body Works Stores (a)	1,362	1,277	7%
Bath & Body Works Direct	158	127	24%
Total Bath & Body Works	1,520	1,404	8%
Victoria's Secret and Bath & Body Works International	112	106	6%
Other (b)	149	153	(3)%
Total Net Sales	$4,395	$4,069	8%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for the fourth quarter of 2014 to the fourth quarter of 2015:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2014 Net Sales	$2,406	$1,404	$106	$153	$4,069
Comparable Store Sales	92	71	2	5	170
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	52	27	8	(3)	84
Foreign Currency Translation	(11)	(13)	(2)	(10)	(36)
Direct Channels	75	31	—	5	111
International, Wholesale, Royalty and Other	—	—	(2)	(1)	(3)
2015 Net Sales	$2,614	$1,520	$112	$149	$4,395

The following table compares fourth quarter of 2015 comparable sales to fourth quarter of 2014:

Fourth Quarter	2015	2014
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	7%	2%
Bath & Body Works (b)	7%	9%
Total Comparable Sales	8%	5%

Comparable Store Sales (a)
Victoria’s Secret (b)	5%	4%
Bath & Body Works (b)	6%	8%
Total Comparable Store Sales	6%	6%
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2015, net sales increased $208 million to $2.614 billion, comparable sales increased 7% and comparable store sales increased 5%. The net sales result was primarily driven by:

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
Bath & Body Works
For the fourth quarter of 2015, net sales increased $116 million to $1.520 billion, comparable sales increased 7% and comparable store sales increased 6%. At both Bath & Body Works Stores and Bath & Body Works Direct, net sales increased across most categories including home fragrance, Signature Collection and soaps and sanitizers.

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

For the fourth quarter of 2015, our interest expense increased $19 million to $97 million primarily due to an increase in average borrowings related to the October 2015 $1 billion issuance of our 2035 Notes, as well as an increase in the average borrowing rate.
Provision for Income Taxes
For the fourth quarter of 2015, our effective tax rate decreased to 35.2% from 35.8%. The 2015 and 2014 rates were lower than our combined estimated federal and state statutory rate primarily due to foreign earnings taxed at a rate lower than our combined estimated federal and state statutory rate.

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period.
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2016, we have paid $1.268 billion in regular and special dividends and repurchased $438 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $371 million as of January 28, 2017. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.

The following table provides our debt balance, net of debt issuance costs and unamortized discounts, as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$989	$988
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	992	991
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	992	990
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	692	—
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	496
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	496	499
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	397	396
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,055	$4,360
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 (“2017 Notes”) (b)	—	709
Foreign Facilities	36	7
Total Senior Unsecured Debt	$681	$1,361
Total	$5,736	$5,721
Current Portion of Long-term Debt	(36)	(6)
Total Long-term Debt, Net of Current Portion	$5,700	$5,715
_______________

(a)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of January 28, 2017 and $8 million as of January 30, 2016.

(b)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $10 million as of January 30, 2016.
Issuance of Notes

In June 2016, we issued $700 million of 6.75% notes due in July 2036. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (the "Guarantors"). The proceeds from the issuance were $692 million, which were net of issuance costs of $8 million. These issuance costs are being amortized through the maturity date of July 2036 and are included within Long-term Debt on the January 28, 2017 Consolidated Balance Sheet.
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
Repurchase of Notes

In July 2016, we used the proceeds from the 2036 Notes to repurchase the $700 million 2017 Notes for $742 million. The pre-tax loss on extinguishment of this debt was $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes. This loss is included in Other Income in the 2016 Consolidated Statement of Income.
Debt Facilities
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of January 28, 2017, we were in compliance with both of our financial covenants and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of January 28, 2017, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of January 28, 2017 that reduce our remaining availability under our Revolving Facility.
In addition to the Revolving Facility, we maintain various revolving and term loan bank facilities with availability totaling $100 million to support our foreign operations ("Foreign Facilities"). Current borrowings on these Foreign Facilities mature between February 8, 2017 and January 24, 2018.  The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During 2016, we borrowed $35 million and made payments of $6 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2016 was $36 million.
Interest Rate Swap Arrangements
We have interest rate swap arrangements related to $300 million of the outstanding 2019 Notes that are designated as interest rate fair value hedges as of January 28, 2017. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.
In the past, we entered into interest rate swap arrangements on the 2017 Notes. In 2016, we terminated our interest rate designated fair value hedges in conjunction with the repurchase of the 2017 Notes.
For information related to our interest rate swap arrangements, see Note 13 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplemental Data.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of January 28, 2017, January 30, 2016 and January 31, 2015:

	January 28, 2017	January 30, 2016	January 31, 2015
	(in millions)
Net Cash Provided by Operating Activities	$1,890	$1,869	$1,786
Capital Expenditures	990	727	715
Working Capital	1,451	2,281	1,520
Capitalization:
Long-term Debt	5,700	5,715	4,722
Shareholders’ Equity (Deficit)	(729)	(259)	18
Total Capitalization	$4,971	$5,456	$4,740
Remaining Amounts Available Under Credit Agreements (a)	$992	$992	$981
 ________________

(a)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million, $8 million and $19 million as of January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

The following table provides certain measures of liquidity and capital resources as of January 28, 2017, January 30, 2016 and January 31, 2015:

	January 28, 2017	January 30, 2016	January 31, 2015
Debt-to-capitalization Ratio (a)	115%	105%	100%
Cash Flow to Capital Investment (b)	191%	257%	250%
________________

(a)	Long-term debt divided by total capitalization

(b)	Net cash provided by operating activities divided by capital expenditures
Credit Ratings
The following table provides our credit ratings as of January 28, 2017:

	Moody’s	S&P	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB-	BB
Outlook	Stable	Stable	Stable
Our borrowing costs under our Revolving Facility are linked to our credit ratings at Moody’s, S&P and Fitch. If we receive an upgrade or downgrade to our corporate credit ratings by Moody’s, S&P or Fitch, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Revolving Facility by the Guarantors and the security interests granted in our, and the Guarantors’, collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Revolving Facility on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.
Common Stock Share Repurchases
Our Board of Directors will determine share repurchase authorizations giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our share repurchase programs. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions.
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the fiscal years 2016, 2015 and 2014:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2016	2015	2014	2016	2015	2014
	(in millions)	(in thousands)			(in millions)
February 2016	$500	5,719	NA	NA	$438	NA	NA	$76.63
June 2015	250	NA	2,680	NA	NA	$233	NA	$87.06
February 2015	250	NA	2,788	NA	NA	250	NA	$89.45
November 2012	250	NA	NA	1,317	NA	NA	$84	$54.02
Total		5,719	5,468	1,317	$438	$483	$84
In February 2016, our Board of Directors approved a $500 million share repurchase program, which included the $17 million remaining under the June 2015 repurchase program.
In June 2015, our Board of Directors approved a $250 million share repurchase program, which included the $0.6 million remaining under the February 2015 repurchase program.

In February 2015, our Board of Directors approved a $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program.
There were $3 million of share repurchases reflected in Accounts Payable on the January 28, 2017 Consolidated Balance Sheet. There were no share repurchases reflected in Accounts Payable on the January 30, 2016 Consolidated Balance Sheet.
Subsequent to January 28, 2017, our Board of Directors approved a new $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program. We repurchased an additional 0.9 million shares of common stock for $49 million subsequent to January 28, 2017.
Dividend Policy and Procedures
Our Board of Directors will determine future dividends after giving consideration to the our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating activities to fund our ordinary dividends and a combination of cash flow generated from operating activities and financing activities to fund our special dividends.
Under the authority and declaration of our Board of Directors, we paid the following dividends during the fiscal years 2016, 2015 and 2014:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2016
Fourth Quarter	$0.60	$—	$0.60	$172
Third Quarter	0.60	—	0.60	173
Second Quarter	0.60	—	0.60	173
First Quarter	0.60	2.00	2.60	750
2016 Total	$2.40	$2.00	$4.40	$1,268
2015
Fourth Quarter	$0.50	$—	$0.50	$145
Third Quarter	0.50	—	0.50	146
Second Quarter	0.50	—	0.50	146
First Quarter	0.50	2.00	2.50	734
2015 Total	$2.00	$2.00	$4.00	$1,171
2014
Fourth Quarter	$0.34	$—	$0.34	$100
Third Quarter	0.34	—	0.34	100
Second Quarter	0.34	—	0.34	99
First Quarter	0.34	1.00	1.34	392
2014 Total	$1.36	$1.00	$2.36	$691
Subsequent to January 28, 2017, our Board of Directors declared the first quarter of 2017 ordinary dividend of $0.60 per share.

Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015:

	2016	2015	2014
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$2,548	$1,681	$1,519
Net Cash Flows Provided by Operating Activities	1,890	1,869	1,786
Net Cash Flows Used for Investing Activities	(833)	(443)	(699)
Net Cash Flows Used for Financing Activities	(1,665)	(558)	(919)
Effect of Exchange Rate Changes on Cash	(6)	(1)	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	(614)	867	162
Cash and Cash Equivalents, End of Year	$1,934	$2,548	$1,681

Operating Activities
Net cash provided by operating activities in 2016 was $1.890 billion, including net income of $1.158 billion. Net income included depreciation and amortization of $518 million, a decrease in deferred income taxes of $110 million, a gain on distribution from Easton Town Center, LLC of $108 million, share-based compensation expense of $96 million, excess tax benefits from share-based compensation of $42 million, and loss on extinguishment of debt of $36 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was an increase in operating cash flow associated with an increase in income taxes payable of $117 million.
Net cash provided by operating activities in 2015 was $1.869 billion, including net income of $1.253 billion. Net income included depreciation and amortization of $457 million, share-based compensation expense of $97 million, gain on divestiture of the third-party apparel sourcing business of $78 million and excess tax benefits from share-based compensation of $70 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was an increase in operating cash flow associated with an increase in income taxes payable of $131 million.
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
Investing Activities
Net cash used for investing activities in 2016 was $833 million consisting primarily of $990 million of capital expenditures and $33 million related to the acquisition of our Victoria's Secret Beauty and Accessories franchise partner's operations and stores in Greater China (net of cash acquired), partially offset by a $108 million return of capital from Easton Town Center, LLC, proceeds from the sale of assets of $53 million, and proceeds from the sale of marketable securities of $10 million. The capital expenditures included $772 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
We anticipate spending approximately $850 million to $900 million for capital expenditures in 2017 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 70 new company-owned stores in 2017, primarily in the U.S.

Financing Activities
Net cash used for financing activities in 2016 was $1.665 billion consisting primarily of quarterly and special dividend payments totaling $4.40 per share, or $1.268 billion, $742 million to repurchase our 2017 Notes and repurchases of common stock of $435 million. These were partially offset by the net proceeds of $692 million from the 2036 Notes issuance, excess tax benefits from share-based compensation of $42 million, $29 million net proceeds under our debt facilities and proceeds from the exercise of stock options of $20 million.
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
Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of January 28, 2017:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$9,855	$384	$1,247	$2,009	$6,215	$—
Operating Lease Obligations (b)	5,177	707	1,256	1,102	2,112	—
Purchase Obligations (c)	1,117	1,030	76	8	3	—
Other Liabilities (d)	355	21	2	2	—	330
Total	$16,504	$2,142	$2,581	$3,121	$8,330	$330
________________

(a)
Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through January 28, 2017. For additional information, see Note 12 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

(d)
Other liabilities primarily include future payments relating to our nonqualified supplemental retirement plan of $258 million which have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. In addition, Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $17 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $72 million is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. For additional information, see Note 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of certain businesses, we have remaining guarantees of approximately $14 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to any of these guarantee obligations as of January 28, 2017 or January 30, 2016 as we concluded that payments under these guarantees were not probable.

In connection with the sale and leaseback under noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2021, and the total amount of the guarantees is approximately $133 million. We recorded a liability of $1 million and $3 million related to these guarantee obligations as of January 28, 2017 and January 30, 2016, respectively, included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).
Recently Issued Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which has been further clarified and amended in 2015 and 2016. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018, with early adoption as of fiscal 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method.
We continue to evaluate the impacts of this standard. Our most significant changes to current accounting relate to the points earned under the Victoria's Secret customer loyalty program and our accounting for sales returns. The new standard will require a deferral of revenue associated with loyalty points using a relative fair value approach, and also requires sales returns to be presented on a gross basis with the sales refund liability presented separately from the return asset. We are continuing to evaluate the further impacts the standard will have on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. We will adopt the standard in the first quarter of fiscal 2018, and are currently evaluating the transition method.
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
We are currently evaluating the impacts that this standard will have on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows, including period of adoption. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption. Thus, we expect adoption will result in a material increase to the assets and liabilities on our Consolidated Balance Sheet.
Simplifying the Presentation of Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance requires companies to recognize income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The standard also will require all tax-related cash flows resulting from share-based payments to be reported as operating activities on the statements of cash flows, and any cash payments made to taxing authorities on an employee's behalf as financing activities. The standard is effective beginning in fiscal 2017.
This standard is expected to result in increased volatility to our income tax expense in future periods dependent upon, among other variables, the price of our common stock and the timing and volume of share-based payment award activity, such as employee exercises of stock options and vesting of restricted stock awards. Further, the standard is expected to impact the operating and financing cash flows on our Consolidated Statements of Cash Flows. We do not expect any further material impacts on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. We will adopt ASU 2016-09 in the first quarter of 2017.

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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $3 million for 2016. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $4 million for 2016.
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
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, we perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying value, we then estimate the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. Our reporting units are determined in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. Our reporting units that have goodwill are Victoria's Secret Stores, Victoria's Secret Direct, Bath & Body Works Stores and Greater China.
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

We estimate the fair value of property and equipment, goodwill and intangible assets in accordance with the provisions of ASC Topic 820, Fair Value Measurement. If future economic conditions are different than those projected by management, future impairment charges may be required.
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

All of our brands sell gift cards with no expiration dates to customers in retail stores, through our direct channels and through third parties. We do not charge administrative fees on unused gift cards. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize revenue on unredeemed gift cards when we can determine that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). We determine the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales in our Consolidated Statements of Income.

Royalty and Other
We also recognize revenues associated with franchise, license and wholesale arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title passes to the partner.

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
In addition, our Canadian dollar, British pound, Chinese yuan and Hong Kong dollar denominated earnings are subject to exchange rate risk as substantially all of our merchandise sold in Canada, the U.K. and Greater China is sourced through U.S. dollar transactions. Although we utilize foreign currency forward contracts to partially offset risks associated with Canadian dollar and British pound denominated earnings, these measures may not succeed in offsetting all of the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
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
The majority of our long-term debt as of January 28, 2017 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of January 28, 2017, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of January 28, 2017, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and fair value of long-term debt and swap arrangements as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Long-term Debt:
Principal Value	$5,750	$5,750
Fair Value, Estimated (a)	6,030	6,209
Foreign Currency Cash Flow Hedges (b)	(17)	(27)
Interest Rate Fair Value Hedges (b)	(2)	(11)
________________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in a net asset position.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
L BRANDS, INC.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal years 2016, 2015 and 2014 refer to the 52-week periods ending January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2017. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of January 28, 2017.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of January 28, 2017.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of L Brands, Inc.:

We have audited L Brands, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). L Brands, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, L Brands, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of L Brands, Inc. as of January 28, 2017 and January 30, 2016, and the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended January 28, 2017 of L Brands, Inc. and our report dated March 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young     LLP

Grandview Heights, Ohio
March 17, 2017

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Shareholders of L Brands, Inc.:

We have audited the accompanying Consolidated Balance Sheets of L Brands, Inc. as of January 28, 2017 and January 30, 2016 and the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended January 28, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of L Brands, Inc. at January 28, 2017 and January 30, 2016 and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), L Brands, Inc.’s internal control over financial reporting as of January 28, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Grandview Heights, Ohio
March 17, 2017

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2016	2015	2014
Net Sales	$12,574	$12,154	$11,454
Costs of Goods Sold, Buying and Occupancy	(7,449)	(6,950)	(6,646)
Gross Profit	5,125	5,204	4,808
General, Administrative and Store Operating Expenses	(3,122)	(3,012)	(2,855)
Operating Income	2,003	2,192	1,953
Interest Expense	(394)	(334)	(324)
Other Income	87	76	7
Income Before Income Taxes	1,696	1,934	1,636
Provision for Income Taxes	538	681	594
Net Income	$1,158	$1,253	$1,042
Net Income Per Basic Share	$4.04	$4.30	$3.57
Net Income Per Diluted Share	$3.98	$4.22	$3.50

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2016	2015	2014
Net Income	$1,158	$1,253	$1,042
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(19)	(23)	21
Unrealized Gain (Loss) on Cash Flow Hedges	(8)	6	34
Reclassification of Cash Flow Hedges to Earnings	7	14	(60)
Unrealized Gain (Loss) on Marketable Securities	(5)	8	—
Reclassification of Gain on Marketable Securities to Earnings	(3)	—	—
Total Other Comprehensive Income (Loss), Net of Tax	(28)	5	(5)
Total Comprehensive Income	$1,130	$1,258	$1,037

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	January 28, 2017	January 30, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,934	$2,548
Accounts Receivable, Net	294	261
Inventories	1,096	1,122
Other	141	225
Total Current Assets	3,465	4,156
Property and Equipment, Net	2,741	2,330
Goodwill	1,348	1,318
Trade Names and Other Intangible Assets, Net	411	411
Deferred Income Taxes	19	30
Other Assets	186	248
Total Assets	$8,170	$8,493
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$683	$668
Accrued Expenses and Other	997	977
Current Portion of Long-term Debt	36	6
Income Taxes	298	224
Total Current Liabilities	2,014	1,875
Deferred Income Taxes	352	257
Long-term Debt	5,700	5,715
Other Long-term Liabilities	831	904
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 315 and 313 shares issued; 286 and 290 shares outstanding, respectively	157	156
Paid-in Capital	650	545
Accumulated Other Comprehensive Income	12	40
Retained Earnings	205	315
Less: Treasury Stock, at Average Cost; 29 and 23 shares, respectively	(1,753)	(1,315)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(729)	(259)
Noncontrolling Interest	2	1
Total Equity (Deficit)	(727)	(258)
Total Liabilities and Equity (Deficit)	$8,170	$8,493

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2014	291	$154	$302	$40	$(118)	$(748)	$1	$(369)
Net Income	—	—	—	—	1,042	—	—	1,042
Other Comprehensive Income (Loss)	—	—	—	(5)	—	—	—	(5)
Total Comprehensive Income	—	—	—	(5)	1,042	—	—	1,037
Cash Dividends ($2.36 per share)	—	—	—	—	(691)	—	—	(691)
Repurchase of Common Stock	(1)	—	—	—	—	(84)	—	(84)
Exercise of Stock Options and Other	2	1	125	—	—	—	—	126
Balance, January 31, 2015	292	$155	$427	$35	$233	$(832)	$1	$19
Net Income	—	—	—	—	1,253	—	—	1,253
Other Comprehensive Income (Loss)	—	—	—	5	—	—	—	5
Total Comprehensive Income	—	—	—	5	1,253	—	—	1,258
Cash Dividends ($4.00 per share)	—	—	—	—	(1,171)	—	—	(1,171)
Repurchase of Common Stock	(5)	—	—	—	—	(483)	—	(483)
Exercise of Stock Options and Other	3	1	118	—	—	—	—	119
Balance, January 30, 2016	290	$156	$545	$40	$315	$(1,315)	$1	$(258)
Net Income	—	—	—	—	1,158	—	—	1,158
Other Comprehensive Income (Loss)	—	—	—	(28)	—	—	—	(28)
Total Comprehensive Income	—	—	—	(28)	1,158	—	—	1,130
Cash Dividends ($4.40 per share)	—	—	—	—	(1,268)	—	—	(1,268)
Repurchase of Common Stock	(6)	—	—	—	—	(438)	—	(438)
Exercise of Stock Options and Other	2	1	105	—	—	—	1	107
Balance, January 28, 2017	286	$157	$650	$12	$205	$(1,753)	$2	$(727)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2016	2015	2014
Operating Activities
Net Income	$1,158	$1,253	$1,042
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	518	457	438
Amortization of Landlord Allowances	(46)	(42)	(40)
Deferred Income Taxes	110	11	50
Share-based Compensation Expense	96	97	90
Excess Tax Benefits from Share-based Compensation	(42)	(70)	(43)
Gain on Distribution from Easton Town Center, LLC	(108)	—	—
Loss on Extinguishment of Debt	36	—	—
Gain on Distribution from Investment	(4)	—	—
Gain on Sale of Marketable Securities	(4)	—	—
Gain on Divestiture of Third-party Apparel Sourcing Business	—	(78)	—
Loss on Sale of Assets, Net	—	2	—
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisition:
Accounts Receivable	(44)	(10)	(9)
Inventories	30	(92)	121
Accounts Payable, Accrued Expenses and Other	(27)	49	90
Income Taxes Payable	117	131	(17)
Other Assets and Liabilities	100	161	64
Net Cash Provided by Operating Activities	1,890	1,869	1,786
Investing Activities
Capital Expenditures	(990)	(727)	(715)
Return of Capital from Easton Town Center, LLC	108	—	—
Acquisition, Net of Cash Acquired of $1	(33)	—	—
Proceeds from Sale of Assets	53	196	—
Proceeds from Sale of Marketable Securities	10	50	—
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	85	—
Purchases of Marketable Securities	—	(60)	—
Other Investing Activities	19	13	16
Net Cash Used for Investing Activities	(833)	(443)	(699)
Financing Activities
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	692	988	—
Payments of Long-term Debt	(742)	—	(213)
Borrowings from Debt Facilities	35	7	5
Repayments on Debt Facilities	(6)	—	(5)
Dividends Paid	(1,268)	(1,171)	(691)
Repurchases of Common Stock	(435)	(483)	(87)
Excess Tax Benefits from Share-based Compensation	42	70	43
Proceeds from Exercise of Stock Options	20	33	35
Financing Costs and Other	(3)	(2)	(6)
Net Cash Used for Financing Activities	(1,665)	(558)	(919)
Effects of Exchange Rate Changes on Cash	(6)	(1)	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	(614)	867	162
Cash and Cash Equivalents, Beginning of Year	2,548	1,681	1,519
Cash and Cash Equivalents, End of Year	$1,934	$2,548	$1,681

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, personal care, beauty and home fragrance categories. The Company sells its merchandise through company-owned specialty retail stores in the U.S., Canada, U.K. and Greater China, which are primarily mall-based, and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “2016”, “2015” and “2014” refer to the 52-week periods ending January 28, 2017, January 30, 2016 and January 31, 2015, respectively.
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
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which totaled $5 million as of January 28, 2017 and $30 million as of January 30, 2016, are included in Accounts Payable on the Consolidated Balance Sheets.
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
Marketable Equity Securities
The Company has marketable equity securities which are classified as available-for-sale. The Company determines the appropriate classification of investments in equity securities at the acquisition date and re-evaluates the classification at each balance sheet date. This investment is recorded at fair value in other current assets on the Consolidated Balance Sheets, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income.
Inventories
Inventories are principally valued at the lower of cost or market, on a weighted-average cost basis.
The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand and market conditions and analysis of historical experience.
The Company also records inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results and operating trends.
Advertising Costs
Advertising and catalogue costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and catalogue costs totaled $325 million for 2016, $414 million for 2015 and $436 million for 2014.
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
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, the Company performs a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, the Company recognizes an impairment charge equal to the difference. The Company's reporting units are determined in accordance with the provisions of Accounting Standards Codification ("ASC") Topic 350, Intangibles - Goodwill and Other. The Company's reporting units that have goodwill are Victoria's Secret Stores, Victoria's Secret Direct, Bath & Body Works Stores and Greater China.
Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company first performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company estimates the fair value, usually determined by the estimated discounted future cash flows of the asset, compare that value with its carrying amount and record an impairment charge, if any.
If future economic conditions are different than those projected by management, future impairment charges may be required.
Leases and Leasehold Improvements
The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon the store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements totaled $191 million as of January 28, 2017 and $150 million as of January 30, 2016. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company receives construction allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period), and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which totaled $279 million as of January 28, 2017 and $212 million as of January 30, 2016, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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

For derivative financial instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into earnings in the same period during which the hedged item affects earnings. Gains and losses that are reclassified into earnings are recognized in the same line item on the Consolidated Statement of Income as the underlying hedged item. Gains and losses on the derivative representing hedge ineffectiveness, if any, are recognized in current earnings.

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

Fair Value
The authoritative guidance included in ASC Topic 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This authoritative guidance further establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

Self-Insurance
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
Revenue Recognition
The Company recognizes sales upon customer receipt of the merchandise, which for direct channel revenues reflects an estimate of shipments that have not yet been received by the customer based on shipping terms and historical delivery times. The Company’s shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company also provides a reserve for projected merchandise returns based on prior experience. Net Sales exclude sales tax collected from customers.
The Company’s brands sell gift cards with no expiration dates to customers. The Company does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards when it can determine that the likelihood of the gift card being redeemed is remote and that there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). The Company determines the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales in the Consolidated Statements of Income.
The Company also recognizes revenues associated with franchise, license and wholesale arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title passes to the partner.
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

2. New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which has been further clarified and amended in 2015 and 2016. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018, with early adoption as of fiscal 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method.
The Company continues to evaluate the impacts of this standard. The most significant changes to current accounting relate to the points earned under the Victoria's Secret customer loyalty program and the accounting for sales returns. The new standard will require a deferral of revenue associated with loyalty points using a relative fair value approach, and also requires sales returns to be presented on a gross basis with the sales refund liability presented separately from the return asset. The Company is continuing to evaluate the further impacts the standard will have on the Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. The Company will adopt the standard in the first quarter of fiscal 2018, and is currently evaluating the transition method.
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
The Company is currently evaluating the impacts that this standard will have on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows, including period of adoption. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption. Thus, the Company expects adoption will result in a material increase to the assets and liabilities on the Consolidated Balance Sheet.
Simplifying the Presentation of Share-Based Compensation
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This guidance requires companies to recognize income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The standard also will require all tax-related cash flows resulting from share-based payments to be reported as operating activities on the statements of cash flows, and any cash payments made to taxing authorities on an employee's behalf as financing activities. The standard is effective beginning in fiscal 2017.
This standard is expected to result in increased volatility to the income tax expense in future periods dependent upon, among other variables, the price of the Company's common stock and the timing and volume of share-based payment award activity, such as employee exercises of stock options and vesting of restricted stock awards. Further, the standard is expected to impact the operating and financing cash flows on the Consolidated Statements of Cash Flows. The Company does not expect any further material impacts on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. The Company will adopt ASU 2016-09 in the first quarter of 2017.

3. Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Weighted-average Common Shares:
Issued Shares	314	312	309
Treasury Shares	(27)	(21)	(17)
Basic Shares	287	291	292
Effect of Dilutive Options and Restricted Stock	4	6	6
Diluted Shares	291	297	298
Anti-dilutive Options and Awards (a)	2	1	1
 ________________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

5. Restructuring Activities
During the first quarter of 2016, the Company announced strategic actions within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories and streamline operations. The Company announced it will place more focus on brand building and loyalty-enhancing marketing and advertising rather than using traditional catalogues and offers. As a result of these actions, the Company recorded charges related to cancellations of fabric commitments for non-go forward merchandise and a reserve against paper that was previously intended for future catalogues. These costs, totaling $11 million, including non-cash charges of $10 million, are included in Cost of Goods Sold, Buying and Occupancy on the 2016 Consolidated Statement of Income. These actions also resulted in the elimination of approximately 200 positions primarily in the Company's Ohio and New York home offices. Severance and related costs associated with these eliminations, totaling $24 million, are included in General, Administrative and Store Operating Expenses on the 2016 Consolidated Statement of Income. The Company recognized a total pre-tax charge of $35 million for these items in the first quarter of 2016. Through the fourth quarter of 2016, the Company made cash payments of $16 million and decreased the estimate of expected severance and related costs by $4 million. The remaining balance of $5 million is included in Accrued Expenses and Other on the January 28, 2017 Consolidated Balance Sheet.

6. Inventories
The following table provides details of inventories as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Finished Goods Merchandise	$982	$1,014
Raw Materials and Merchandise Components	114	108
Total Inventories	$1,096	$1,122

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Land and Improvements	$113	$108
Buildings and Improvements	476	460
Furniture, Fixtures, Software and Equipment	3,560	3,181
Leasehold Improvements	2,044	1,809
Construction in Progress	89	81
Total	6,282	5,639
Accumulated Depreciation and Amortization	(3,541)	(3,309)
Property and Equipment, Net	$2,741	$2,330

Depreciation expense was $518 million in 2016, $457 million in 2015 and $438 million in 2014.
In 2016 and 2015, the Company completed sale and leaseback transactions under noncancellable operating leases of certain assets. The carrying value of assets sold under these arrangements was $51 million and $177 million for 2016 and 2015, respectively. Proceeds of $51 million and $178 million are included in Proceeds from Sale of Assets within the Investing Activities section of the Consolidated Statements of Cash Flows. For additional information, see Note 17, "Commitments and Contingencies."

8. Goodwill, Trade Names and Other Intangible Assets, Net
Goodwill
The following table provides detail regarding the composition of goodwill for the fiscal years ended January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Victoria's Secret	$690	$690
Bath & Body Works	628	628
Victoria's Secret and Bath & Body Works International	30	—
Goodwill	$1,348	$1,318
In 2016, the Company reacquired from one of its partners the franchise rights to operate Victoria's Secret Beauty and Accessories stores in Greater China, including 26 stores already open at the time of acquisition. As a result of the acquisition, the Company recognized $30 million of goodwill within the Victoria's Secret and Bath & Body Works International reportable segment. For additional information, see Note 4, "Acquisition."

The Company tests for goodwill impairment at the reporting unit level. The Company's reporting units with goodwill balances at January 28, 2017 were Victoria's Secret Stores, Victoria's Secret Direct, Bath & Body Works Stores and Greater China.

Intangible Assets—Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names which are included in Trade Names and Other Intangible Assets, Net on the Consolidated Balance Sheets. The following table provides additional detail regarding the composition of trade names as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Victoria's Secret	$246	$246
Bath & Body Works	165	165
Trade Names	$411	$411

Intangible Assets—Finite Lives
Intangible assets with finite lives represent certain trademarks and customer relationships. These assets were fully amortized in 2013.

9. Equity Investments and Other
Third-party Apparel Sourcing Business
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
Easton Investments
The Company has land and other investments in Easton, an approximately 1,300 acre planned community in Columbus, Ohio that integrates office, hotel, retail, residential and recreational space. These investments, totaling $79 million as of January 28, 2017 and $86 million as of January 30, 2016, are recorded in Other Assets on the Consolidated Balance Sheets.

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

In 2016, ETC refinanced its bank loan. In conjunction with the loan refinancing, the Company received a cash distribution from ETC of $124 million and recognized a pre-tax gain of $108 million (after-tax gain of $70 million). The gain is included in Other Income in the 2016 Consolidated Statement of Income and the return of capital is included within the Investing Activities section of the 2016 Consolidated Statement of Cash Flows.

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

10. Accrued Expenses and Other
The following table provides additional information about the composition of accrued expenses and other as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$259	$243
Compensation, Payroll Taxes and Benefits	191	238
Interest	99	100
Taxes, Other than Income	82	76
Rent	48	48
Accrued Claims on Self-insured Activities	35	35
Returns Reserve	21	27
Other	262	210
Total Accrued Expenses and Other	$997	$977

11. Income Taxes
The following table provides the components of the Company’s provision for income taxes for 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Current:
U.S. Federal	$345	$553	$454
U.S. State	62	96	69
Non-U.S.	21	21	21
Total	428	670	544
Deferred:
U.S. Federal	99	17	46
U.S. State	8	6	3
Non-U.S.	3	(12)	1
Total	110	11	50
Provision for Income Taxes	$538	$681	$594

The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $134 million, $267 million and $152 million for 2016, 2015 and 2014, respectively.
The Company's income taxes payable has been reduced by the excess tax benefits from employee stock plan awards. For stock options, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and exercise. For restricted stock, the Company receives an excess income tax benefit calculated as the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. The Company had net excess tax benefits from equity awards of $42 million, $70 million and $43 million in 2016, 2015 and 2014, respectively, which were reflected as increases to equity.

The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2016, 2015 and 2014:

	2016	2015	2014
Federal Income Tax Rate	35.0%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	3.4%	3.4%	3.6%
Impact of Non-U.S. Operations	(1.2)%	(1.7)%	(1.3)%
Foreign Portion of the Divestiture of Third-party Apparel Sourcing Business	—%	(0.9)%	—%
Resolution of Certain Tax Matters	(4.0)%	—%	(0.3)%
Other Items, Net	(1.5)%	(0.6)%	(0.7)%
Effective Tax Rate	31.7%	35.2%	36.3%
Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of January 28, 2017 and January 30, 2016. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	January 28, 2017			January 30, 2016
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$68	$—	$68	$54	$—	$54
Non-qualified Retirement Plan	96	—	96	103	—	103
Property and Equipment	—	(413)	(413)	—	(330)	(330)
Goodwill	—	(15)	(15)	—	(15)	(15)
Trade Names and Other Intangibles	—	(141)	(141)	—	(141)	(141)
State Net Operating Loss Carryforwards	15	—	15	17	—	17
Non-U.S. Operating Loss Carryforwards	155	—	155	157	—	157
Valuation Allowance	(174)	—	(174)	(164)	—	(164)
Other, Net	76	—	76	92	—	92
Total Deferred Income Taxes	$236	$(569)	$(333)	$259	$(486)	$(227)

As of January 28, 2017, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2017 through 2036. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided.
As of January 28, 2017, the Company had available for non-U.S. tax purposes net operating loss carryforwards which expire, if unused, in the years 2027 through 2036. For certain jurisdictions where the Company has determined that it is more likely than not that the net operating loss carryforwards will not be realized, a valuation allowance has been provided on those net operating loss carryforwards as well as other net deferred tax assets.

As of January 28, 2017, we have not provided deferred U.S. income taxes on approximately $571 million of undistributed earnings from non-U.S. subsidiaries. Any unrecognized deferred income tax liability resulting from these amounts is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income tax payments were $469 million for 2016, $507 million for 2015 and $526 million for 2014.

Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2016, 2015 and 2014, without interest and penalties:

	2016	2015	2014
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$248	$193	$167
Increases in Unrecognized Tax Benefits for Prior Years	3	8	16
Decreases in Unrecognized Tax Benefits for Prior Years	(73)	(3)	(14)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	18	54	36
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(98)	—	(5)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(8)	(4)	(7)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$90	$248	$193

Of the $90 million, $248 million and $193 million of total unrecognized tax benefits at January 28, 2017, January 30, 2016, and January 31, 2015, respectively, approximately $62 million, $217 million and $170 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $17 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense (benefit) of $(3) million, $7 million and $1 million in 2016, 2015 and 2014, respectively. The Company has accrued approximately $20 million and $38 million for the payment of interest and penalties as of January 28, 2017 and January 30, 2016, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. At the end of 2016, the Company was subject to examination by the IRS for 2013 through 2015. The Company is also subject to various U.S. state and local income tax examinations for the years 2009 to 2015. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2007 to 2015. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

12. Long-term Debt
The following table provides the Company’s debt balance, net of debt issuance costs and unamortized discounts, as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$989	$988
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	992	991
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	992	990
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	692	—
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	496
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	496	499
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	397	396
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,055	$4,360
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 (“2017 Notes”) (b)	—	709
Foreign Facilities	36	7
Total Senior Unsecured Debt	$681	$1,361
Total	$5,736	$5,721
Current Portion of Long-term Debt	(36)	(6)
Total Long-term Debt, Net of Current Portion	$5,700	$5,715
_______________

(a)	The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of January 28, 2017 and $8 million as of January 30, 2016.

(b)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $10 million as of January 30, 2016.
The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2017	$36
2018	—
2019	500
2020	400
2021	1,000
Thereafter	$3,850

Cash paid for interest was $387 million in 2016, $317 million in 2015 and $328 million in 2014.

Issuance of Notes
In June 2016, the Company issued $700 million of 6.75% notes due in July 2036. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $692 million, which were net of issuance costs of $8 million. These issuance costs are being amortized through the maturity date of July 2036 and are included within Long-term Debt on the January 28, 2017 Consolidated Balance Sheet.
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
Repurchase of Notes
In July 2016, the Company used the proceeds from the 2036 Notes to repurchase the $700 million 2017 Notes for $742 million. The pre-tax loss on extinguishment of this debt was $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes. This loss is included in Other Income in the 2016 Consolidated Statement of Income.
Debt Facilities
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of January 28, 2017, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of January 28, 2017, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of January 28, 2017 that reduce its remaining availability under the Revolving Facility.
In addition to the Revolving Facility, the Company maintains various revolving and term loan bank facilities with availability totaling $100 million to support its foreign operations. Current borrowings on these Foreign Facilities mature between February 8, 2017 and January 24, 2018.  The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During 2016, the Company borrowed $35 million and made payments of $6 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2016 was $36 million.
Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 13, “Derivative Financial Instruments.”

13. Derivative Financial Instruments
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

The Company uses foreign currency forward contracts not designated as cash flow hedges to manage the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of January 28, 2017.

The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Notional Amount	$360	$147

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Other Current Assets	$18	$—
Accrued Expenses and Other	1	—
Other Long-term Assets	—	27

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for 2016 and 2015:

	2016	2015
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	$(8)	$6
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Cost of Goods Sold, Buying and Occupancy Expense (a)	(1)	—
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (b)	8	14
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

The Company estimates that $2 million of gains included in accumulated other comprehensive income (loss) as of January 28, 2017  related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.
Interest Rate Risk
The Company has interest rate swap arrangements related to $300 million of the outstanding 2019 Notes that are designated as interest rate fair value hedges as of January 28, 2017. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.

In the past, the Company had entered into interest rate swap arrangements on the 2017 Notes. In 2016, the Company terminated its interest rate designated fair value hedges in conjunction with the repurchase of the 2017 Notes.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Other Long-term Assets	$2	$11

14. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of long-term debt as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Principal Value	$5,750	$5,750
Fair Value (a)	6,030	6,209
________________

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC Topic 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of January 28, 2017 and January 30, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of January 28, 2017
Assets:
Cash and Cash Equivalents	$1,934	$—	$—	$1,934
Marketable Securities	5	—	—	5
Interest Rate Fair Value Hedges	—	2	—	2
Foreign Currency Cash Flow Hedges	—	18	—	18
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1
As of January 30, 2016
Assets:
Cash and Cash Equivalents	$2,548	$—	$—	$2,548
Marketable Securities	22	—	—	22
Interest Rate Fair Value Hedges	—	11	—	11
Foreign Currency Cash Flow Hedges	—	27	—	27

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. In 2015, the Company purchased $10 million of marketable equity securities which were classified as available-for-sale as of the end of 2015. In the first quarter of 2016, the Company sold a portion of this investment and received cash proceeds of $10 million and recognized a pre-tax gain of $4 million (after-tax gain of $3 million). The gain is included in Other Income in the 2016 Consolidated Statement of Income, and the cash proceeds are included in Proceeds from Sale of Marketable Securities in the Investing Activities section of the 2016 Consolidated Statement of Cash Flows. The Company's marketable securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
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

15. Comprehensive Income
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
The following table provides the rollforward of accumulated other comprehensive income (loss) for 2016:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 30, 2016	$28	$4	$8	$40
Other Comprehensive Income (Loss) Before Reclassifications	(19)	(8)	(8)	(35)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	7	(4)	3
Tax Effect	—	—	4	4
Current-period Other Comprehensive Income (Loss)	(19)	(1)	(8)	(28)
Balance as of January 28, 2017	$9	$3	$—	$12
The following table provides the rollforward of accumulated other comprehensive income (loss) for 2015:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 31, 2015	$51	$(16)	$—	$35
Other Comprehensive Income (Loss) Before Reclassifications	(23)	6	12	(5)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	14	—	14
Tax Effect	—	—	(4)	(4)
Current-period Other Comprehensive Income (Loss)	(23)	20	8	5
Balance as of January 30, 2016	$28	$4	$8	$40

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for 2016:

Details About Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Consolidated Statements of Income
	2016	2015
	(in millions)
(Gain) Loss on Cash Flow Hedges	$(1)	$—	Cost of Goods Sold, Buying and Occupancy
	8	14	Other Income
	—	—	Provision for Income Taxes
	$7	$14	Net Income

Sale of Available-for-Sale Securities	$(4)	$—	Other Income
	1	—	Provision for Income Taxes
	$(3)	$—	Net Income

16. Leases
The Company is committed to noncancellable leases with remaining terms generally from one to 10 years. A substantial portion of the Company’s leases consist of store leases generally with an initial term of 10 years. Annual store rent consists of a fixed minimum amount and/or contingent rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally require additional payments covering certain operating costs such as common area maintenance, utilities, insurance and taxes. These additional payments are excluded from the table below.
The following table provides rent expense for 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Store Rent:
Fixed Minimum	$607	$535	$516
Contingent	71	73	63
Total Store Rent	678	608	579
Office, Equipment and Other	87	77	68
Gross Rent Expense	765	685	647
Sublease Rental Income	(2)	(2)	(2)
Total Rent Expense	$763	$683	$645

The following table provides the Company’s minimum rent commitments under noncancellable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2017	$707
2018	651
2019	605
2020	571
2021	531
Thereafter	$2,112
 ________________

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.

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
Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $14 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to any of these guarantee obligations as of January 28, 2017 or January 30, 2016 as it concluded that payments under these guarantees were not probable.
In connection with the sale and leaseback under noncancellable operating leases of certain assets, the Company provides residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire in 2021, and the total amount of the guarantees is approximately $133 million. The Company recorded a liability of $1 million and $3 million related to these guarantee obligations as of January 28, 2017 and January 30, 2016, respectively, included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $67 million for 2016, $64 million for 2015 and $59 million for 2014.
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
The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of January 28, 2017 and January 30, 2016:

	January 28, 2017	January 30, 2016
	(in millions)
Balance at Beginning of Year	$274	$257
Contributions:
Associate	14	15
Company	14	17
Interest	12	13
Distributions	(56)	(28)
Balance at End of Year	$258	$274
Total expense recognized related to the non-qualified plan was $26 million for 2016, $30 million for 2015 and $24 million for 2014.

19. Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for the fiscal years 2016, 2015 and 2014:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2016	2015	2014	2016	2015	2014
	(in millions)	(in thousands)			(in millions)
February 2016	$500	5,719	NA	NA	$438	NA	NA	$76.63
June 2015	250	NA	2,680	NA	NA	$233	NA	$87.06
February 2015	250	NA	2,788	NA	NA	250	NA	$89.45
November 2012	250	NA	NA	1,317	NA	NA	$84	$54.02
Total		5,719	5,468	1,317	$438	$483	$84

In February 2016, the Company's Board of Directors approved a $500 million share repurchase program, which included the $17 million remaining under the June 2015 repurchase program.
In June 2015, the Company's Board of Directors approved a $250 million share repurchase program, which included the $0.6 million remaining under the February 2015 repurchase program.
In February 2015, the Company's Board of Directors approved a $250 million share repurchase program, which included the $91 million remaining under the November 2012 repurchase program.
There were $3 million of share repurchases reflected in Accounts Payable on the January 28, 2017 Consolidated Balance Sheet. There were no share repurchases reflected in Accounts Payable on the January 30, 2016 Consolidated Balance Sheet.
Subsequent to January 28, 2017, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program. The Company repurchased an additional 0.9 million shares of common stock for $49 million subsequent to January 28, 2017.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the fiscal years 2016, 2015 and 2014:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2016
Fourth Quarter	$0.60	$—	$0.60	$172
Third Quarter	0.60	—	0.60	173
Second Quarter	0.60	—	0.60	173
First Quarter	0.60	2.00	2.60	750
2016 Total	$2.40	$2.00	$4.40	$1,268
2015
Fourth Quarter	$0.50	$—	$0.50	$145
Third Quarter	0.50	—	0.50	146
Second Quarter	0.50	—	0.50	146
First Quarter	0.50	2.00	2.50	734
2015 Total	$2.00	$2.00	$4.00	$1,171
2014
Fourth Quarter	$0.34	$—	$0.34	$100
Third Quarter	0.34	—	0.34	100
Second Quarter	0.34	—	0.34	99
First Quarter	0.34	1.00	1.34	392
2014 Total	$1.36	$1.00	$2.36	$691
Subsequent to January 28, 2017, the Company declared the first quarter of 2017 ordinary dividend of $0.60 per share.

20. Share-based Compensation
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
Under the Company’s plans, approximately 160 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 16 million options and shares were available for grant as of January 28, 2017.

From time to time the Company's Board of Directors will declare special dividends. For additional information, see Note 19, "Shareholders' Equity (Deficit)." In accordance with the anti-dilutive provisions of the stock plan, in these circumstances the Company adjusts both the exercise price and the number of share-based awards outstanding as of the record date of the special dividends. The aggregate fair value, the aggregate intrinsic value and the ratio of the exercise price to the market price are approximately equal immediately before and after the adjustments. Therefore, no compensation expense is recognized.
Stock Options
The following table provides the Company’s stock option activity for the fiscal year ended January 28, 2017:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of January 30, 2016	5,491	$42.40
Granted	851	84.92
Exercised	(639)	32.58
Cancelled	(399)	69.44
Adjustment for Special Dividend	135
Outstanding as of January 28, 2017	5,439	$47.17	5.66	$108,075
Vested and Expected to Vest as of January 28, 2017 (a)	5,329	46.41	5.60	107,961
Options Exercisable as of January 28, 2017	3,292	29.90	4.09	100,470
 ________________

(a)	The number of options expected to vest includes an estimate of expected forfeitures.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $30 million for 2016, $63 million for 2015 and $52 million for 2014.
The total fair value at grant date of option awards vested was $10 million for 2016 and $11 million for 2015 and 2014.
The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $17 million as of January 28, 2017. This cost is expected to be recognized over a weighted-average period of 2.9 years.
The weighted-average estimated fair value of stock options granted was $11.72 per share for 2016, $15.27 per share for 2015 and $11.74 per share for 2014.
Cash received from stock options exercised was $20 million for 2016, $33 million for 2015 and $35 million for 2014. Tax benefits realized from tax deductions associated with stock options exercised were $9 million for 2016, $20 million for 2015 and $21 million for 2014.
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
The following table contains the weighted-average assumptions used during 2016, 2015 and 2014:

	2016	2015	2014
Expected Volatility	25%	26%	30%
Risk-free Interest Rate	1.1%	1.1%	1.4%
Dividend Yield	3.3%	2.7%	3.0%
Expected Life (in years)	4.1	4.5	4.6

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
Restricted Stock
The following table provides the Company’s restricted stock activity for the fiscal year ended January 28, 2017:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of January 30, 2016	5,791	$54.41
Granted	1,758	75.09
Vested	(1,754)	38.93
Cancelled	(646)	63.11
Adjustment for Special Dividend	143	N/A
Unvested as of January 28, 2017	5,292	64.14

The Company’s total intrinsic value of restricted stock vested was $140 million for 2016, $217 million for 2015 and $128 million for 2014.
The Company’s total fair value at grant date of awards vested was $68 million for 2016, $80 million for 2015 and $56 million for 2014. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.
As of January 28, 2017, there was $141 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.7 years.
The weighted-average estimated fair value of restricted stock granted was $75.09 per share for 2016, $85.61 per share for 2015 and $54.03 per share for 2014.
Tax benefits realized from tax deductions associated with restricted stock vested were $61 million for 2016, $82 million for 2015 and $46 million for 2014.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2016, 2015 and 2014:

	2016	2015	2014
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$31	$27	$24
General, Administrative and Store Operating Expenses	65	70	66
Total Share-based Compensation Expense	$96	$97	$90

Share-based compensation expense is based on awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and adjusts, if necessary, in subsequent periods based on historical experience and expected future termination rates.
The tax benefit associated with recognized share-based compensation expense was $32 million for 2016, $33 million for 2015 and $30 million for 2014.

21. Segment Information
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

The Bath & Body Works segment sells personal care, home fragrance products, soaps and sanitizers under the Bath & Body Works, White Barn, C.O. Bigelow and other brand names. Bath & Body Works merchandise is sold at retail stores located in the U.S. and Canada and through its website, www.BathandBodyWorks.com.
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

•	Victoria's Secret International, comprised of company-owned stores in the U.K., as well as stores operated by partners under franchise and license and wholesale arrangements; and

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in the U.S. and Canada, as well as stores operated by partners under franchise and license arrangements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores, which feature handbags, jewelry and other accessory products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information as of and for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
January 28, 2017
Net Sales	$7,781	$3,852	$423	$518	$12,574
Depreciation and Amortization	252	91	17	112	472
Operating Income (Loss)	1,173	907	40	(117)	2,003
Total Assets (a)	3,285	1,632	593	2,660	8,170
Capital Expenditures	460	250	68	212	990
January 30, 2016
Net Sales	$7,672	$3,587	$385	$510	$12,154
Depreciation and Amortization	218	70	16	111	415
Operating Income (Loss)	1,391	858	88	(145)	2,192
Total Assets (a)	3,163	1,556	436	3,338	8,493
Capital Expenditures	411	166	33	117	727
January 31, 2015
Net Sales	$7,207	$3,350	$336	$561	$11,454
Depreciation and Amortization	198	65	16	119	398
Operating Income (Loss)	1,271	737	78	(133)	1,953
Total Assets (a)	2,950	1,365	369	2,792	7,476
Capital Expenditures	446	77	37	155	715
________________

(a)	Assets are allocated to the operating segments based on decision making authority relevant to the applicable assets.
The Company’s international sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company's international sales across all segments totaled $1.408 billion in 2016, $1.314 billion in 2015 and $1.349 billion in 2014. The Company’s internationally based long-lived assets were $357 million as of January 28, 2017 and $319 million as of January 30, 2016.

22. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2016:

	Fiscal Quarter Ended
	April 30, 2016 (a)	July 30, 2016 (b)	October 29, 2016	January 28, 2017 (c)
	(in millions except per share data)
Net Sales	$2,614	$2,890	$2,581	$4,489
Gross Profit	1,043	1,113	1,025	1,944
Operating Income	323	408	284	988
Income Before Income Taxes	233	380	190	893
Net Income	152	252	122	632
Net Income Per Basic Share (d)	$0.53	$0.88	$0.43	$2.21
Net Income Per Diluted Share (d)	$0.52	$0.87	$0.42	$2.18
 ________________

(a)
Includes the effect of a pre-tax gain of $35 million ($21 million net of tax) included in operating income, related to actions at Victoria's Secret, including severance charges, fabric cancellations and the write-off of catalogue paper.

(b)
Includes the effect of a pre-tax gain of $108 million ($70 million net of tax) related to a cash distribution from Easton Town Center, offset by a pre-tax loss of $36 million ($22 million net of tax) associated with the early extinguishment of the 2017 Notes, included in other income.

(c)	Includes the effect of a $42 million tax benefit related to the favorable resolution of a discrete income tax matter.

(d)
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

23. Subsequent Events
Subsequent to January 28, 2017, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program. The Company repurchased an additional 0.9 million shares of common stock for $49 million subsequent to January 28, 2017.
The Company declared the first quarter of 2017 ordinary dividend of $0.60 per share. For additional information, see Note 19, "Shareholders' Equity (Deficit)."

24. Supplemental Guarantor Financial Information
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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of January 28, 2017 and January 30, 2016 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the years ended January 28, 2017, January 30, 2016 and January 31, 2015.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	January 28, 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,562	$372	$—	$1,934
Accounts Receivable, Net	—	228	66	—	294
Inventories	—	976	120	—	1,096
Other	—	53	88	—	141
Total Current Assets	—	2,819	646	—	3,465
Property and Equipment, Net	—	1,897	844	—	2,741
Goodwill	—	1,318	30	—	1,348
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,923	15,824	1,350	(22,097)	—
Deferred Income Taxes	—	10	9	—	19
Other Assets	130	28	639	(611)	186
Total Assets	$5,053	$22,307	$3,518	$(22,708)	$8,170
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3	$326	$354	$—	$683
Accrued Expenses and Other	100	526	371	—	997
Current Portion of Long-term Debt	—	—	36	—	36
Income Taxes	(11)	221	88	—	298
Total Current Liabilities	92	1,073	849	—	2,014
Deferred Income Taxes	(3)	(93)	448	—	352
Long-term Debt	5,700	597	—	(597)	5,700
Other Long-term Liabilities	3	761	81	(14)	831
Total Equity (Deficit)	(739)	19,969	2,140	(22,097)	(727)
Total Liabilities and Equity (Deficit)	$5,053	$22,307	$3,518	$(22,708)	$8,170

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2016
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$11,959	$3,533	$(2,918)	$12,574
Costs of Goods Sold, Buying and Occupancy	—	(7,277)	(2,854)	2,682	(7,449)
Gross Profit	—	4,682	679	(236)	5,125
General, Administrative and Store Operating Expenses	(8)	(2,843)	(457)	186	(3,122)
Operating Income (Loss)	(8)	1,839	222	(50)	2,003
Interest Expense	(394)	(60)	(11)	71	(394)
Other Income	(35)	3	119	—	87
Income (Loss) Before Income Taxes	(437)	1,782	330	21	1,696
Provision (Benefit) for Income Taxes	(10)	432	116	—	538
Equity in Earnings, Net of Tax	1,585	39	376	(2,000)	—
Net Income (Loss)	$1,158	$1,389	$590	$(1,979)	$1,158

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2016
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$1,158	$1,389	$590	$(1,979)	$1,158
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(19)	—	(19)
Unrealized Loss on Cash Flow Hedges	—	—	(8)	—	(8)
Reclassification of Cash Flow Hedges to Earnings	—	—	7	—	7
Unrealized Loss on Marketable Securities	—	—	(5)	—	(5)
Reclassification of Gain on Marketable Securities to Earnings	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(28)	—	(28)
Total Comprehensive Income	$1,158	$1,389	$562	$(1,979)	$1,130

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2015
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$1,253	$1,527	$477	$(2,004)	$1,253
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(23)	—	(23)
Unrealized Gain on Cash Flow Hedges	—	—	6	—	6
Reclassification of Cash Flow Hedges to Earnings	—	—	14	—	14
Unrealized Gain on Marketable Securities	—	—	8	—	8
Total Other Comprehensive Income, Net of Tax	—	—	5	—	5
Total Comprehensive Income	$1,253	$1,527	$482	$(2,004)	$1,258

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2014
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$1,042	$1,350	$387	$(1,737)	$1,042
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	21	—	21
Unrealized Gain on Cash Flow Hedges	—	—	34	—	34
Reclassification of Cash Flow Hedges to Earnings	—	—	(60)	—	(60)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(5)	—	(5)
Total Comprehensive Income	$1,042	$1,350	$382	$(1,737)	$1,037

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2016
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(462)	$1,848	$504	$—	$1,890
Investing Activities:
Capital Expenditures	—	(705)	(285)	—	(990)
Return of Capital from Easton Town Center, LLC	—	—	108	—	108
Acquisition, Net of Cash Acquired of $1	—	—	(33)	—	(33)
Proceeds from Sale of Assets	—	—	53	—	53
Proceeds from Sale of Marketable Securities	—	—	10	—	10
Other Investing Activities	—	(2)	21	—	19
Net Cash Used for Investing Activities	—	(707)	(126)	—	(833)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	692	—	—	—	692
Payments of Long-term Debt	(742)	—	—	—	(742)
Borrowings from Debt Facilities	—	—	35	—	35
Repayments on Debt Facilities	—	—	(6)	—	(6)
Dividends Paid	(1,268)	—	—	—	(1,268)
Repurchases of Common Stock	(435)	—	—	—	(435)
Excess Tax Benefits from Share-based Compensation	—	37	5	—	42
Net Financing Activities and Advances to/from Consolidated Affiliates	2,195	(1,803)	(392)	—	—
Proceeds From Exercise of Stock Options	20	—	—	—	20
Financing Costs and Other	—	(3)	—	—	(3)
Net Cash Provided by (Used for) Financing Activities	462	(1,769)	(358)	—	(1,665)
Effects of Exchange Rate Changes on Cash	—	—	(6)	—	(6)
Net Increase in Cash and Cash Equivalents	—	(628)	14	—	(614)
Cash and Cash Equivalents, Beginning of Year	—	2,190	358	—	2,548
Cash and Cash Equivalents, End of Year	$—	$1,562	$372	$—	$1,934

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2015
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(322)	$1,835	$356	$—	$1,869
Investing Activities:
Capital Expenditures	—	(506)	(221)	—	(727)
Proceeds from Sale of Assets	—	—	196	—	196
Proceeds from Sale of Marketable Securities	—	50	—	—	50
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	1	84	—	85
Purchases of Marketable Securities	—	(50)	(10)	—	(60)
Other Investing Activities	—	—	13	—	13
Net Cash Used for Investing Activities	—	(505)	62	—	(443)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	988	—	—	—	988
Borrowings from Debt Facilities	—	—	7	—	7
Dividends Paid	(1,171)	—	—	—	(1,171)
Repurchases of Common Stock	(483)	—	—	—	(483)
Excess Tax Benefits from Share-based Compensation	—	62	8	—	70
Net Financing Activities and Advances to/from Consolidated Affiliates	955	(662)	(293)	—	—
Proceeds From Exercise of Stock Options	33	—	—	—	33
Financing Costs and Other	—	(2)	—	—	(2)
Net Cash Provided by (Used for) Financing Activities	322	(602)	(278)	—	(558)
Effects of Exchange Rate Changes on Cash	—	—	(1)	—	(1)
Net Increase in Cash and Cash Equivalents	—	728	139	—	867
Cash and Cash Equivalents, Beginning of Year	—	1,462	219	—	1,681
Cash and Cash Equivalents, End of Year	$—	$2,190	$358	$—	$2,548

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2014
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(333)	$1,677	$442	$—	$1,786
Investing Activities:
Capital Expenditures	—	(486)	(229)	—	(715)
Other Investing Activities	—	(1)	17	—	16
Net Cash Used for Investing Activities	—	(487)	(212)	—	(699)
Financing Activities:
Payments of Long-term Debt	(213)	—	—	—	(213)
Borrowings from Debt Facilities	—	—	5	—	5
Repayments on Debt Facilities	—	—	(5)	—	(5)
Dividends Paid	(691)	—	—	—	(691)
Repurchases of Common Stock	(87)	—	—	—	(87)
Excess Tax Benefits from Share-based Compensation	—	37	6	—	43
Net Financing Activities and Advances to/from Consolidated Affiliates	1,295	(1,118)	(177)	—	—
Proceeds From Exercise of Stock Options	35	—	—	—	35
Financing Costs and Other	(6)	—	—	—	(6)
Net Cash Provided by (Used for) Financing Activities	333	(1,081)	(171)	—	(919)
Effects of Exchange Rate Changes on Cash	—	—	(6)	—	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	—	109	53	—	162
Cash and Cash Equivalents, Beginning of Year	—	1,353	166	—	1,519
Cash and Cash Equivalents, End of Year	$—	$1,462	$219	$—	$1,681

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of January 28, 2017 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of January 28, 2017 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. In August 2016, we implemented a new Human Resources and Payroll system. Various processes and controls were modified due to the new system. Additionally, we implemented additional compensating controls over financial reporting to ensure the accuracy and integrity of our financial statements during the post-implementation phase. We believe the system and process changes will enhance internal control over financial reporting in future periods. There were no other changes in our internal control over financial reporting that occurred in the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors, executive officers and corporate governance is set forth under the captions “ELECTION OF DIRECTORS—Nominees and Directors”, “—Director Independence”, “—Board Leadership Structure ”, “—Risk Oversight; Certain Compensation Matters”, “—Review of Strategic Plans and Capital Structure", “—Succession Planning", “—Information Concerning Board Meeting Attendance”, “—Committees of the Board”, “—Meetings of the Company's Non-Management Directors”, “—Communications with Stockholders”, “—Attendance at Annual Meetings”, “—Code of Conduct, Related Person Transaction Policy and Associated Matters”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles, Policy and Committee Charters”, and “SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(A) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “Executive Officers of Registrant” in Part I.

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
The following table summarizes share and exercise price information about L Brands’ equity compensation plans as of January 28, 2017.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	11,213,614	$47.17	(2)	15,519,061
Equity compensation plans not approved by security holders	—	—		—
Total	11,213,614	$47.17		15,519,061
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

The following consolidated financial statements of L Brands, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

Consolidated Statements of Comprehensive Income for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

Consolidated Balance Sheets as of January 28, 2017 and January 30, 2016

Consolidated Statements of Total Equity (Deficit) for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

Consolidated Statements of Cash Flows for the Years Ended January 28, 2017, January 30, 2016 and January 31, 2015

Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedules

Schedules have been omitted because they are not required or are not applicable or because the information required to be set forth therein either is not material or is included in the financial statements or notes thereto.

	(3)	List of Exhibits

		3.	Articles of Incorporation and Bylaws.

		3.1	Restated Certificate of Incorporation of the Company incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K dated February 1, 2014.

		3.2	Amended and Restated Bylaws of the Company incorporated by reference to Exhibit 3.1 to the Company's Form 8-K dated November 3, 2016.

		4.	Instruments Defining the Rights of Security Holders.

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

4.6
Second Supplemental Indenture dated as of July 17, 2007 between the Company and The Bank of New York Trust Company, N.A., incorporated by reference to Exhibit 4.1.3 to the Company’s Registration Statement on Form S-3 (Reg. No. 333-146420) filed October 1, 2007.

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

4.22	Indenture, dated as of June 16, 2016, among L Brands, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 16, 2016.

4.23
First Supplemental Indenture, dated as of June 16, 2016, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 16, 2016.

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

10.13	The Company's 1993 Stock Option and Performance Incentive Plan (2004 Restatement) incorporated by reference to Appendix A to the Company’s Proxy Statement dated April 14, 2004.**

10.14	The Company's Stock Option Award Agreement incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.15	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.16	Employment Agreement effective as of April 9, 2007 among the Company and Stuart Burgdoerfer incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 11, 2007.**

10.17
The Company's 1993 Stock Option and Performance Incentive Plan (2009 Restatement) incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-110465) dated September 10, 2009.**

10.18
Employment Agreement dated as of December 31, 2007 among the Company, beautyAvenues, LLC, and Charles C. McGuigan, as amended by Amendment to Agreement dated December 1, 2008 and Form of Employment Agreement Amendment effective as of March 15, 2012 incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.19
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

10.21
Form of Sixth Amended and Restated Master Aircraft Time Sharing Agreement incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.**

10.22
L Brands, Inc. 2015 Stock Option and Performance Incentive Plan Terms and Conditions of Restricted Share Unit Grant, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.

10.23
L Brands, Inc. 2015 Stock Option and Performance Incentive Plan Terms and Conditions of Stock Option Grant, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.

10.24	L Brands, Inc. 2015 Cash Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated May 26, 2015.

10.25
Employment Agreement dated as of July 23, 2009 among Limited Brands, Inc., Limited Service Corporation, Inc., and Martin P. Waters, as amended by Employment Agreement Amendment among Limited Brands, Inc., Limited Brands Service Company, LLC, and Mr. Waters effective as of December 19, 2012.**

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

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 17, 2017

L BRANDS, INC. (Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 28, 2017:

Signature	Title

/s/ LESLIE H. WEXNER*	Chairman of the Board of Directors and Chief Executive
Leslie H. Wexner	Officer (Principal Executive Officer)

/s/ STUART B. BURGDOERFER	Executive Vice President and Chief Financial Officer
Stuart B. Burgdoerfer	(Principal Financial Officer and Principal Accounting Officer)

/s/ E. GORDON GEE*	Director
E. Gordon Gee

/s/ DENNIS S. HERSCH*	Director
Dennis S. Hersch

/s/ DONNA A. JAMES*	Director
Donna A. James

/s/ DAVID T. KOLLAT*	Director
David T. Kollat

/s/ JEFFREY H. MIRO*	Director
Jeffrey H. Miro

/s/ MICHAEL G. MORRIS*	Director
Michael G. Morris

/s/ STEPHEN S. STEINOUR*	Director
Stephen S. Steinour

/s/ ALLAN R. TESSLER*	Director
Allan R. Tessler

/s/ ABIGAIL S. WEXNER*	Director
Abigail S. Wexner

/s/ RAYMOND ZIMMERMAN*	Director
Raymond Zimmerman

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

10.25
Employment Agreement dated as of July 23, 2009 among Limited Brands, Inc., Limited Service Corporation, Inc., and Martin P. Waters, as amended by Employment Agreement Amendment among Limited Brands, Inc., Limited Brands Service Company, LLC, and Mr. Waters effective as of December 19, 2012.

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