Form 10-Q
period 2017-04-29
L Brands, Inc.
filed 2017-06-02
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at May 26, 2017
286,843,179 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2017” and “first quarter of 2016” refer to the thirteen week periods ending April 29, 2017 and April 30, 2016, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2017	2016
Net Sales	$2,437	$2,614
Costs of Goods Sold, Buying and Occupancy	(1,534)	(1,571)
Gross Profit	903	1,043
General, Administrative and Store Operating Expenses	(694)	(720)
Operating Income	209	323
Interest Expense	(101)	(97)
Other Income	10	7
Income Before Income Taxes	118	233
Provision for Income Taxes	24	81
Net Income	$94	$152
Net Income Per Basic Share	$0.33	$0.53
Net Income Per Diluted Share	$0.33	$0.52
Dividends Per Share	$0.60	$2.60

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2017	2016
Net Income	$94	$152
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	3	8
Unrealized Gain (Loss) on Cash Flow Hedges	9	(16)
Reclassification of Cash Flow Hedges to Earnings	(6)	14
Unrealized Loss on Marketable Securities	—	(1)
Reclassification of Gain on Marketable Securities to Earnings	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	6	2
Total Comprehensive Income	$100	$154

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	April 29, 2017	January 28, 2017	April 30, 2016
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,555	$1,934	$1,267
Accounts Receivable, Net	213	294	249
Inventories	1,147	1,096	1,266
Other	237	141	209
Total Current Assets	3,152	3,465	2,991
Property and Equipment, Net	2,761	2,741	2,423
Goodwill	1,348	1,348	1,348
Trade Names and Other Intangible Assets, Net	411	411	411
Deferred Income Taxes	23	19	29
Other Assets	187	186	224
Total Assets	$7,882	$8,170	$7,426
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$664	$683	$720
Accrued Expenses and Other	813	997	833
Current Portion of Long-term Debt	44	36	8
Income Taxes	310	298	44
Total Current Liabilities	1,831	2,014	1,605
Deferred Income Taxes	360	352	269
Long-term Debt	5,702	5,700	5,718
Other Long-term Liabilities	824	831	920
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 317, 315 and 314 shares issued; 286, 286 and 288 shares outstanding, respectively	159	157	157
Paid-in Capital	695	650	572
Accumulated Other Comprehensive Income	18	12	42
Retained Earnings (Accumulated Deficit)	128	205	(283)
Less: Treasury Stock, at Average Cost; 31, 29 and 26 shares, respectively	(1,836)	(1,753)	(1,575)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(836)	(729)	(1,087)
Noncontrolling Interest	1	2	1
Total Equity (Deficit)	(835)	(727)	(1,086)
Total Liabilities and Equity (Deficit)	$7,882	$8,170	$7,426

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2017	2016
Operating Activities:
Net Income	$94	$152
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	142	121
Amortization of Landlord Allowances	(12)	(11)
Share-based Compensation Expense	25	21
Deferred Income Taxes	5	15
Gain on Distribution from Easton Investments	(9)	—
Gain on Sale of Marketable Securities	—	(4)
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisition:
Accounts Receivable	80	3
Inventories	(52)	(135)
Accounts Payable, Accrued Expenses and Other	(200)	(102)
Income Taxes Payable	11	(148)
Other Assets and Liabilities	(77)	45
Net Cash Provided by (Used for) Operating Activities	7	(43)
Investing Activities:
Capital Expenditures	(165)	(187)
Return of Capital from Easton Investments	10	1
Acquisition, Net of Cash Acquired of $1	—	(31)
Proceeds from Sale of Marketable Securities	—	10
Other Investing Activities	—	2
Net Cash Used for Investing Activities	(155)	(205)
Financing Activities:
Borrowings from Foreign Facilities	9	6
Repayments on Foreign Facilities	(1)	—
Dividends Paid	(172)	(750)
Repurchases of Common Stock	(85)	(260)
Tax Payments related to Share-based Awards	(17)	(40)
Proceeds from Exercise of Stock Options	36	10
Financing Costs and Other	—	(1)
Net Cash Used for Financing Activities	(230)	(1,035)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	2
Net Decrease in Cash and Cash Equivalents	(379)	(1,281)
Cash and Cash Equivalents, Beginning of Period	1,934	2,548
Cash and Cash Equivalents, End of Period	$1,555	$1,267

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, personal care, beauty and home fragrance products. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada, United Kingdom (“U.K.”) and Greater China (China and Hong Kong), and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2017” and “first quarter of 2016” refer to the thirteen week periods ending April 29, 2017 and April 30, 2016, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended April 29, 2017 and April 30, 2016 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2016 Annual Report on Form 10-K.
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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period, as well as the related disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from those estimates, and the Company revises its estimates and assumptions as new information becomes available.

2. New Accounting Pronouncements
Share-Based Compensation
In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  On a prospective basis, this standard requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are exercised.  These effects were historically recorded in equity on the balance sheet.  As a result, the Company recognized $11 million of excess tax benefits related to share-based awards in Provision for Income Taxes in the first quarter 2017 Consolidated Statement of Income.  The standard also requires all tax-related cash flows from share-based awards to be reported as operating activities on the statements of cash flows and any cash payments made to taxing authorities on an employee's behalf from withheld shares as financing activities.  For the first quarter of 2016, the retrospective application of these changes resulted in a $71 million increase in operating cash flows and a corresponding decrease to financing cash flows.  Further, as allowed by the standard, the Company will continue to estimate award forfeitures at the time awards are granted and adjust, if necessary, in subsequent periods based on historical experience and expected future termination rates.

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which was further clarified and amended in 2015 and 2016. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018, with early adoption as of fiscal 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method.

The Company continues to evaluate the impacts of this standard. The most significant changes to current accounting relate to the points earned under the Victoria's Secret customer loyalty program and the accounting for sales returns. The new standard will require a deferral of revenue associated with loyalty points using a relative stand-alone selling price method and will also require sales returns to be presented on a gross basis with the sales refund liability presented separately from the return asset. The Company is continuing to evaluate the further impacts the standard will have on the Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. The Company will adopt the standard in the first quarter of fiscal 2018 and is currently evaluating the transition method.

Leases
In February 2016, the FASB issued ASC 842, Leases. This guidance requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective beginning in fiscal 2019, with early adoption permitted.

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
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2017 and 2016:

	First Quarter
	2017	2016
	(in millions)
Weighted-average Common Shares:
Issued Shares	316	313
Treasury Shares	(30)	(25)
Basic Shares	286	288
Effect of Dilutive Options and Restricted Stock	3	5
Diluted Shares	289	293
Anti-dilutive Options and Awards (a)	5	2
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for the first quarter of 2017 and 2016:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2017	2016	2017	2016	2017	2016
	(in millions)	(in thousands)		(in millions)
February 2017	$250	1,570	NA	$80	NA	$50.92	NA
February 2016	$500	51	3,125	3	$260	$58.95	$83.26
Total		1,621	3,125	$83	$260
In the first quarter of 2017, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program.
In the first quarter of 2016, the Company's Board of Directors approved a $500 million share repurchase program, which included $17 million remaining under the June 2015 repurchase program.
The February 2017 repurchase program had $170 million remaining as of April 29, 2017. Subsequent to April 29, 2017, the Company repurchased an additional 0.2 million shares of common stock for $11 million under this program.
There were $1 million and $3 million of share repurchases reflected in Accounts Payable on the April 29, 2017 and January 28, 2017 Consolidated Balance Sheets, respectively. There were no share repurchases reflected in Accounts Payable on the April 30, 2016 Consolidated Balance Sheet.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the first quarter of 2017 and 2016:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2017
First Quarter	$0.60	$—	$0.60	$172
2016
First Quarter	$0.60	$2.00	$2.60	$750

4. Acquisition
On April 18, 2016, the Company completed the acquisition of 100% of the shares of American Beauty Limited for a total purchase price of $44 million. This agreement included the reacquisition of the franchise rights from one of our partners to operate Victoria's Secret Beauty and Accessories stores in Greater China, including 26 stores already open at the time of acquisition. The purchase price included $10 million in forgiveness of liabilities owed to the Company from the pre-existing relationship. As a result of this acquisition, the Company's financial statements include the financial results of American Beauty Limited, which are reported as part of the Victoria's Secret and Bath & Body Works International segment.
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

5. Restructuring Activities
During the first quarter of 2016, the Company made strategic changes within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories, streamline operations and emphasize brand building and loyalty-enhancing marketing and advertising rather than using traditional catalogues and offers. As a result of these actions, the Company recorded charges related to cancellations of fabric commitments for non-go forward merchandise and a reserve against paper that was previously intended for future catalogues. These costs, totaling $11 million, including non-cash charges of $10 million, are included in Cost of Goods Sold, Buying and Occupancy on the 2016 Consolidated Statement of Income. These actions also resulted in the elimination of approximately 200 positions primarily in the Company's Ohio and New York home offices. Severance and related costs associated with these eliminations, totaling $24 million, are included in General, Administrative and Store Operating Expenses on the 2016 Consolidated Statement of Income. The Company recognized a total pre-tax charge of $35 million for these items in the first quarter of 2016. The remaining liability for unpaid severance and related costs was insignificant as of April 29, 2017.

6. Inventories
The following table provides details of inventories as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in millions)
Finished Goods Merchandise	$1,049	$982	$1,157
Raw Materials and Merchandise Components	98	114	109
Total Inventories	$1,147	$1,096	$1,266
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or net realizable value.

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in millions)
Property and Equipment, at Cost	$6,354	$6,282	$5,818
Accumulated Depreciation and Amortization	(3,593)	(3,541)	(3,395)
Property and Equipment, Net	$2,761	$2,741	$2,423
Depreciation expense was $142 million and $121 million for the first quarter of 2017 and 2016, respectively.

8. Equity Investments and Other
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $79 million as of April 29, 2017 and January 28, 2017, and $82 million as of April 30, 2016, and are recorded in Other Assets on the Consolidated Balance Sheets.

Included in the Company’s Easton investments is an equity interest in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and have developed commercial entertainment and shopping centers. The Company’s investments in ETC and EG are accounted for using the equity method of accounting. The Company has a majority financial interest in ETC and EG, but another unaffiliated member manages them, and certain significant decisions regarding ETC and EG require the consent of unaffiliated members in addition to the Company.

9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries.
For the first quarter of 2017, the Company’s effective tax rate was 20.6% compared to 34.6% in the first quarter of 2016. The first quarter 2017 rate was lower than the Company's combined federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the income statement on stock options exercised in the quarter. In the first quarter of 2017, the Company adopted the new share-based compensation standard that requires prospective recognition of excess tax benefits in the income statement when awards vests or are exercised. The first quarter 2016 rate was lower than the Company’s combined federal and state statutory rate primarily due to the resolution of certain tax matters.
As of April 29, 2017, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $15 million and $227 million for the first quarter of 2017 and 2016, respectively.

10. Long-term Debt
The following table provides the Company’s debt balance, net of debt issuance costs and unamortized discounts, as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$989	$989	$989
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	993	992	991
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	993	992	991
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	692	692	—
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	497	496
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	496	496	499
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	397	397	396
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,057	$5,055	$4,362
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 (“2017 Notes”)(b)	—	—	706
Foreign Facilities	44	36	13
Total Senior Unsecured Debt	$689	$681	$1,364
Total	$5,746	$5,736	$5,726
Current Portion of Long-term Debt	(44)	(36)	(8)
Total Long-term Debt, Net of Current Portion	$5,702	$5,700	$5,718
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of April 29, 2017, $2 million as of January 28, 2017 and $8 million as of April 30, 2016.

(b)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $7 million as of April 30, 2016.
Issuance of Notes
In June 2016, the Company issued $700 million of 6.75% notes due in July 2036. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $692 million, which were net of issuance costs of $8 million. These issuance costs are being amortized through the maturity date of July 2036 and are included within Long-term Debt on the April 29, 2017 and January 28, 2017 Consolidated Balance Sheets.
Repurchase of Notes
In July 2016, the Company used the proceeds from the 2036 Notes to repurchase the $700 million 2017 Notes for $742 million. In the second quarter of 2016, the Company recognized a pre-tax loss on extinguishment of this debt of $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes.
Revolving Facility
As of April 29, 2017, the Company maintained a secured revolving credit facility (“Revolving Facility”) with aggregate availability of $1 billion. The fees related to committed and unutilized amounts are 0.30% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings or British pound borrowings is London Interbank Offered Rate (“LIBOR”) plus 1.50% per annum. The interest rate on outstanding Canadian dollar borrowings is Canadian Dollar Offered Rate (“CDOR”) plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of April 29, 2017, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of April 29, 2017, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of April 29, 2017 that reduced its remaining availability under the Revolving Facility.
Subsequent to April 29, 2017, the Company entered into an amendment and restatement (“Amendment”) of the Revolving Facility. The Amendment maintains the aggregate availability under the Revolving Facility at $1 billion and extends the termination date from July 18, 2019 to May 11, 2022. The Amendment allows certain of the Company's non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
In addition, the Amendment reduced the commitment fees payable under the Revolving Facility, which are based on the Company's long-term credit rating, to 0.25% per annum. The Amendment did not modify the Company's quantitative covenant requirements, but did provide an increased limit on restricted payments in the event the Company does not meet the aforementioned criteria to make these payments without limitation and provides greater flexibility in respect of the Company’s ability to grant liens on assets.
Foreign Facilities
In addition to the Revolving Facility, the Company maintains various revolving and term loan bank facilities with availability totaling $100 million to support its foreign operations (“Foreign Facilities”). Current borrowings on these Foreign Facilities mature between May 8, 2017 and February 28, 2018. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During the first quarter of 2017, the Company borrowed $9 million and made payments of $1 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during the first quarter of 2017 was $44 million.
Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 11, “Derivative Financial Instruments.”

11. Derivative Financial Instruments
Foreign Exchange Derivative Instruments
The Company's Canadian dollar and British pound denominated earnings are subject to exchange rate risk as substantially all of its merchandise sold in Canada and the U.K. is sourced through U.S. dollar transactions. As a result, the Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure. These forward contracts currently have a maximum term of 18 months. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Cost of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income.

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

The Company uses foreign currency forward contracts to manage the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of April 29, 2017.

The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in millions)
Notional Amount	$362	$360	$147

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in millions)
Other Current Assets	$27	$18	$—
Accrued Expenses and Other	1	1	—
Other Long-term Assets	—	—	11

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for the first quarter 2017 and 2016:

	First Quarter
	2017	2016
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	$10	$(16)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Cost of Goods Sold, Buying and Occupancy Expense (a)	(2)	—
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (b)	(5)	14
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

We estimate that $4 million of gains included in accumulated other comprehensive income (loss) as of April 29, 2017 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.
Interest Rate Derivative Instruments
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
In the past, the Company had entered into interest rate swap arrangements on the 2017 Notes. In the second quarter of 2016, the Company terminated its interest rate designated fair value hedges in conjunction with the repurchase of the 2017 Notes.
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in millions)
Other Long-term Assets	$2	$2	$10

12. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of long-term debt, excluding foreign facility borrowings, as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in millions)
Principal Value	$5,750	$5,750	$5,750
Fair Value (a)	5,992	6,030	6,372
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of April 29, 2017, January 28, 2017 and April 30, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of April 29, 2017
Assets:
Cash and Cash Equivalents	$1,555	$—	$—	$1,555
Marketable Securities	5	—	—	5
Interest Rate Fair Value Hedges	—	2	—	2
Foreign Currency Cash Flow Hedges	—	27	—	27
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1
As of January 28, 2017
Assets:
Cash and Cash Equivalents	$1,934	$—	$—	$1,934
Marketable Securities	5	—	—	5
Interest Rate Fair Value Hedges	—	2	—	2
Foreign Currency Cash Flow Hedges	—	18	—	18
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1
As of April 30, 2016
Assets:
Cash and Cash Equivalents	$1,267	$—	$—	$1,267
Marketable Securities	11	—	—	11
Interest Rate Fair Value Hedges	—	10	—	10
Foreign Currency Cash Flow Hedges	—	11	—	11

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. In the first quarter of 2016, the Company sold a portion of its marketable securities, which are classified as available-for-sale, for $10 million and recognized a pre-tax gain of $4 million (after-tax gain of $3 million). The gain is included within Other Income in the 2016 Consolidated Statement of Income, and the cash proceeds are included in Proceeds from Sale of Marketable Securities within the Investing Activities section of the 2016 Consolidated Statement of Cash Flows. These securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
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

13. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income (loss) for the first quarter 2017:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 28, 2017	$9	$3	$—	$12
Other Comprehensive Income (Loss) Before Reclassifications	3	10	—	13
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	(7)	—	(7)
Tax Effect	—	—	—	—
Current-period Other Comprehensive Income (Loss)	3	3	—	6
Balance as of April 29, 2017	$12	$6	$—	$18
The following table provides the rollforward of accumulated other comprehensive income (loss) for the first quarter 2016:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 30, 2016	$28	$4	$8	$40
Other Comprehensive Income (Loss) Before Reclassifications	8	(16)	(2)	(10)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	14	(4)	10
Tax Effect	—	—	2	2
Current-period Other Comprehensive Income (Loss)	8	(2)	(4)	2
Balance as of April 30, 2016	$36	$2	$4	$42
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income (loss) for the first quarter of 2017 and 2016:

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Location on Consolidated Statements of Income
	First Quarter
	2017	2016
	(in millions)
(Gain) Loss on Cash Flow Hedges	$(2)	$—	Cost of Goods Sold, Buying and Occupancy
	(5)	14	Other Income
	1	—	Provision for Income Taxes
	$(6)	$14	Net Income

Sale of Available-for-Sale Securities	$—	$(4)	Other Income
	—	1	Provision for Income Taxes
	$—	$(3)	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of approximately $13 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to these guarantee obligations as of April 29, 2017, January 28, 2017 or April 30, 2016 as it concluded that payments under these guarantees were not probable.
In connection with the sale and leaseback under noncancellable operating leases of certain assets, the Company provides residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is approximately $133 million. The Company recorded a liability of less than $1 million as of April 29, 2017, a liability of $1 million as of January 28, 2017 and a liability of $3 million as of April 30, 2016 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets. Additionally, the Company recorded a liability of $9 million related to the early lease termination of one of these assets, which is included in Accrued Expenses and Other on the April 29, 2017 Consolidated Balance Sheet.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $16 million for the first quarter of 2017 and $17 million for the first quarter of 2016.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors, prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $4 million for the first quarter of 2017 and $7 million for the first quarter of 2016.

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

The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada. These businesses include the following:

•	Victoria's Secret International, comprised of company-owned stores in the U.K. and Greater China, as well as stores operated by partners under franchise, and license and wholesale arrangements; and

•
Victoria's Secret Beauty and Accessories, comprised of company-owned stores in Greater China, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature Victoria's Secret branded beauty and accessories products;

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, comprised of company-owned stores in the U.S. and Canada, as well as stores operated by partners under franchise and license arrangements, which feature women's intimate apparel;

•	Henri Bendel, operator of 29 specialty stores, which feature handbags, jewelry and other accessory products; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the first quarter of 2017 and 2016:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2017
First Quarter:
Net Sales	$1,533	$678	$104	$122	$2,437
Operating Income (Loss)	159	102	(1)	(51)	209
2016
First Quarter:
Net Sales	$1,741	$660	$95	$118	$2,614
Operating Income (Loss)	235	112	13	(37)	323
The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $299 million and $295 million for the first quarter of 2017 and 2016, respectively.

17. Subsequent Events
Subsequent to April 29, 2017, the Company repurchased an additional 0.2 million shares of common stock for $11 million under the February 2017 repurchase program. For additional information, see Note 3, “Earnings Per Share and Shareholders' Equity (Deficit).”
Subsequent to April 29, 2017, the Company entered into an amendment and restatement of the Revolving Facility. For additional information, see Note 10, “Long-term Debt.”

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of April 29, 2017, January 28, 2017 and April 30, 2016 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended April 29, 2017 and April 30, 2016.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	April 29, 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,207	$348	$—	$1,555
Accounts Receivable, Net	1	130	82	—	213
Inventories	—	1,000	147	—	1,147
Other	—	130	107	—	237
Total Current Assets	1	2,467	684	—	3,152
Property and Equipment, Net	—	1,935	826	—	2,761
Goodwill	—	1,318	30	—	1,348
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,819	16,358	1,449	(22,626)	—
Deferred Income Taxes	—	10	13	—	23
Other Assets	129	34	636	(612)	187
Total Assets	$4,949	$22,533	$3,638	$(23,238)	$7,882
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2	$371	$291	$—	$664
Accrued Expenses and Other	109	394	310	—	813
Current Portion of Long-term Debt	—	—	44	—	44
Income Taxes	(11)	226	95	—	310
Total Current Liabilities	100	991	740	—	1,831
Deferred Income Taxes	(3)	(86)	449	—	360
Long-term Debt	5,702	597	—	(597)	5,702
Other Long-term Liabilities	3	752	84	(15)	824
Total Equity (Deficit)	(853)	20,279	2,365	(22,626)	(835)
Total Liabilities and Equity (Deficit)	$4,949	$22,533	$3,638	$(23,238)	$7,882

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	First Quarter 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,310	$696	$(569)	$2,437
Costs of Goods Sold, Buying and Occupancy	—	(1,486)	(571)	523	(1,534)
Gross Profit	—	824	125	(46)	903
General, Administrative and Store Operating Expenses	(4)	(635)	(90)	35	(694)
Operating Income (Loss)	(4)	189	35	(11)	209
Interest Expense	(100)	(11)	(3)	13	(101)
Other Income	—	3	7	—	10
Income (Loss) Before Income Taxes	(104)	181	39	2	118
Provision for Income Taxes	—	20	4	—	24
Equity in Earnings (Loss), Net of Tax	198	179	150	(527)	—
Net Income (Loss)	$94	$340	$185	$(525)	$94

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$94	$340	$185	$(525)	$94
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	3	—	3
Unrealized Gain on Cash Flow Hedges	—	—	9	—	9
Reclassification of Cash Flow Hedges to Earnings	—	—	(6)	—	(6)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	6	—	6
Total Comprehensive Income (Loss)	$94	$340	$191	$(525)	$100

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(96)	$181	$(78)	$—	$7
Investing Activities:
Capital Expenditures	—	(135)	(30)	—	(165)
Return of Capital from Easton Investments	—	—	10	—	10
Net Cash Used for Investing Activities	—	(135)	(20)	—	(155)
Financing Activities:
Borrowings from Foreign Facilities	—	—	9	—	9
Repayments on Foreign Facilities	—	—	(1)	—	(1)
Dividends Paid	(172)	—	—	—	(172)
Repurchases of Common Stock	(85)	—	—	—	(85)
Tax Payments related to Share-based Awards	(17)	—	—	—	(17)
Net Financing Activities and Advances to/from Consolidated Affiliates	334	(401)	67	—	—
Proceeds from Exercise of Stock Options	36	—	—	—	36
Net Cash Provided by (Used for) Financing Activities	96	(401)	75	—	(230)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1)	—	(1)
Net Decrease in Cash and Cash Equivalents	—	(355)	(24)	—	(379)
Cash and Cash Equivalents, Beginning of Period	—	1,562	372	—	1,934
Cash and Cash Equivalents, End of Period	$—	$1,207	$348	$—	$1,555

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(47)	$(25)	$29	$—	$(43)
Investing Activities:
Capital Expenditures	—	(140)	(47)	—	(187)
Return of Capital from Easton Investments	—	—	1	—	1
Acquisition, Net of Cash Acquired of $1	—	—	(31)	—	(31)
Proceeds from Sale of Marketable Securities	—	—	10	—	10
Other Investing Activities	—	2	—	—	2
Net Cash Used for Investing Activities	—	(138)	(67)	—	(205)
Financing Activities:
Borrowings from Foreign Facilities	—	—	6	—	6
Dividends Paid	(750)	—	—	—	(750)
Repurchases of Common Stock	(260)	—	—	—	(260)
Tax Payments related to Share-based Awards	(40)	—	—	—	(40)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,087	(1,138)	51	—	—
Proceeds from Exercise of Stock Options	10	—	—	—	10
Financing Costs and Other	—	(1)	—	—	(1)
Net Cash Provided by (Used for) Financing Activities	47	(1,139)	57	—	(1,035)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,302)	21	—	(1,281)
Cash and Cash Equivalents, Beginning of Period	—	2,190	358	—	2,548
Cash and Cash Equivalents, End of Period	$—	$888	$379	$—	$1,267

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheet of L Brands, Inc. and subsidiaries as of April 29, 2017 and April 30, 2016, and the related consolidated statements of income, comprehensive income and cash flows for the thirteen week periods ended April 29, 2017 and April 30, 2016. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of L Brands, Inc. and subsidiaries as of January 28, 2017, and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated March 17, 2017. In our opinion, the accompanying consolidated balance sheet of L Brands, Inc. and subsidiaries as of January 28, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Grandview Heights, Ohio
June 2, 2017

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
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K.

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
Executive Overview
In the first quarter of 2017, our operating income decreased $114 million, or 35%, to $209 million, and our operating income rate decreased to 8.6% from 12.4%. Net sales decreased $177 million to $2.437 billion, comparable sales and comparable store sales both decreased 9%. At Victoria's Secret, net sales decreased 12%, and operating income decreased 32%. At Bath & Body Works, net sales increased 3%, and operating income decreased 9%. At Victoria's Secret and Bath & Body Works International, net sales increased 9%, and operating income decreased 104%. For additional information related to our first quarter 2017 financial performance, see “Results of Operations.”
The global retail sector and our business continue to face an uncertain environment and, as a result, we continue to take a conservative stance with respect to the financial management of our business. We will continue to manage our business carefully, and we will focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments and store and online experiences to our customers. We will look for, and capitalize on, those opportunities available to us. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well-positioned.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements which present net income and earnings per share in 2016 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	Year-to-Date
(in millions, except per share amounts)	2017	2016
Detail of Special Items included in Operating Income - Income (Expense)
Victoria's Secret Restructuring (a)	$—	$(35)
Total Special Items included in Operating Income	$—	$(35)

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax effect of Special Items	$—	$13
Total Special Items included in Provision for Income Taxes	$—	$13

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$209	$323
Special Items included in Operating Income	—	35
Adjusted Operating Income	$209	$358

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$94	$152
Special Items included in Net Income	—	22
Adjusted Net Income	$94	$174

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$0.33	$0.52
Special Items included in Earnings Per Diluted Share	—	0.07
Adjusted Earnings Per Diluted Share	$0.33	$0.59
_______________

(a)
In the first quarter of 2016, we made strategic changes within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories and streamline operations. As a result of these changes, we recorded charges related to severance and related costs, fabric cancellations and catalogue paper write-offs. For additional information see Note 5, “Restructuring Activities” included in Item 1. Financial Statements.

Company-Owned Store Data
The following table compares the first quarter of 2017 company-owned store data to the first quarter of 2016:

	First Quarter
	2017	2016	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$167	$192	(13)%
Bath & Body Works U.S.	140	147	(5)%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,061	$1,187	(11)%
Bath & Body Works U.S.	346	350	(1)%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,352	6,188	3%
Bath & Body Works U.S.	2,467	2,386	3%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,191	6,937	4%
Bath & Body Works U.S.	3,935	3,760	5%

The following table represents company-owned store data for the first quarter of 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	April 29, 2017
Victoria’s Secret U.S.	1,131	2	(1)	1,132
Victoria’s Secret Canada	46	1	(1)	46
Total Victoria's Secret	1,177	3	(2)	1,178
Bath & Body Works U.S.	1,591	7	(3)	1,595
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,693	7	(3)	1,697
Victoria's Secret U.K.	18	—	—	18
Victoria's Secret Beauty and Accessories	31	—	—	31
Victoria's Secret China	—	2	—	2
Total Victoria's Secret and Bath & Body Works International	49	2	—	51
Henri Bendel	29	—	—	29
La Senza U.S.	4	—	—	4
La Senza Canada	122	1	(2)	121
Total L Brands Stores	3,074	13	(7)	3,080

The following table represents company-owned store data for the first quarter of 2016:

	Stores Operating at				Stores Operating at
	January 30, 2016	Opened	Acquired (a)	Closed	April 30, 2016
Victoria’s Secret U.S.	1,118	5	—	(2)	1,121
Victoria’s Secret Canada	46	—	—	—	46
Total Victoria's Secret	1,164	5	—	(2)	1,167
Bath & Body Works U.S.	1,574	3	—	(1)	1,576
Bath & Body Works Canada	98	1	—	—	99
Total Bath & Body Works	1,672	4	—	(1)	1,675
Victoria's Secret U.K.	14	1	—	—	15
Victoria's Secret Beauty and Accessories	—	1	26	—	27
Total Victoria's Secret and Bath & Body Works International	14	2	26	—	42
Henri Bendel	29	—	—	—	29
La Senza Canada	126	—	—	(1)	125
Total L Brands Stores	3,005	11	26	(4)	3,038
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, “Acquisition” included in Item 1. Financial Statements.
Noncompany-Owned Store Data
The following table represents noncompany-owned store data for the first quarter of 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	April 29, 2017
Victoria’s Secret Beauty & Accessories	391	11	(6)	396
Victoria's Secret	28	2	—	30
Bath & Body Works	159	7	(1)	165
La Senza	203	2	(6)	199
Total	781	22	(13)	790
The following table represents noncompany-owned store data for the first quarter of 2016:

	Stores Operating at				Stores Operating at
	January 30, 2016	Opened	Closed	Transferred (a)	April 30, 2016
Victoria’s Secret Beauty & Accessories	373	14	(5)	(26)	356
Victoria's Secret	19	1	—	—	20
Bath & Body Works	125	7	(1)	—	131
La Senza	221	—	(4)	—	217
Total	738	22	(10)	(26)	724
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, “Acquisition” included in Item 1. Financial Statements.

Results of Operations
First Quarter of 2017 Compared to First Quarter of 2016
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the first quarter of 2017 in comparison to the first quarter of 2016:

			Operating Income Rate
	2017	2016	2017	2016
First Quarter	(in millions)
Victoria’s Secret	$159	$235	10.4%	13.5%
Bath & Body Works	102	112	15.0%	16.9%
Victoria’s Secret and Bath & Body Works International	(1)	13	(0.5)%	13.7%
Other (a)	(51)	(37)	(41.6)%	(30.6)%
Total Operating Income	$209	$323	8.6%	12.4%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the first quarter of 2017, operating income decreased $114 million, or 35%, to $209 million, and the operating income rate decreased to 8.6% from 12.4%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2017 in comparison to the first quarter of 2016:

	2017	2016	% Change
First Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,247	$1,381	(10)%
Victoria’s Secret Direct	286	360	(20)%
Total Victoria’s Secret	1,533	1,741	(12)%
Bath & Body Works Stores (a)	588	587	—%
Bath & Body Works Direct	90	73	22%
Total Bath & Body Works	678	660	3%
Victoria’s Secret and Bath & Body Works International	104	95	9%
Other (b)	122	118	3%
Total Net Sales	$2,437	$2,614	(7)%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the first quarter of 2017 to the first quarter of 2016:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
First Quarter	(in millions)
2016 Net Sales	$1,741	$660	$95	$118	$2,614
Comparable Store Sales	(155)	(6)	(3)	(2)	(166)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	20	8	22	1	51
Foreign Currency Translation	—	—	(5)	—	(5)
Direct Channels	(73)	16	2	2	(53)
International Wholesale, Royalty and Other	—	—	(7)	3	(4)
2017 Net Sales	$1,533	$678	$104	$122	$2,437

The following table compares the first quarter of 2017 comparable sales to the first quarter of 2016:

First Quarter	2017	2016
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(14)%	2%
Bath & Body Works (b)	2%	6%
Total Comparable Sales	(9)%	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	(12)%	1%
Bath & Body Works (b)	(1)%	4%
Total Comparable Store Sales	(9)%	2%
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
The results by segment are as follows:
Victoria's Secret
For the first quarter of 2017, net sales decreased $208 million to $1.533 billion, comparable sales decreased 14% and comparable store sales decreased 12%. Net sales decreased primarily due to strategic decisions to exit the swim and apparel categories and decrease direct mail and certain other promotional activities, a decline in core bra sales due to lower average unit retail prices and beauty as we reposition the category. These results were partially offset by increases in PINK and sport driven by a compelling merchandise assortment that incorporated newness, innovation and fashion.
The decrease in comparable store sales was driven primarily by a decrease in total transactions and traffic, impacted significantly by the exit of certain categories and the promotional changes discussed above.
Bath & Body Works
For the first quarter of 2017, net sales increased $18 million to $678 million, comparable sales increased 2% and comparable store sales decreased 1%. Net sales increased in our home fragrance category which incorporated newness, innovation and fashion.
The decrease in comparable store sales was driven by a decrease in total transactions.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2017, net sales increased $9 million to $104 million primarily related to company-owned Victoria's Secret stores in Greater China. These results were partially offset by declines in the Victoria's Secret International business and the negative impacts of foreign currency at Victoria's Secret U.K.
Other
For the first quarter of 2017, net sales increased $4 million to $122 million primarily due to an increase at La Senza driven by new stores and direct channel growth.

Gross Profit
For the first quarter of 2017, our gross profit decreased $140 million to $903 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 37.1% from 39.9%, primarily driven by the following:
Victoria's Secret
For the first quarter of 2017, the gross profit decrease was primarily driven by lower merchandise margin dollars related to the decrease in net sales. Buying and occupancy expenses decreased primarily due to a decrease in catalogue costs and other cost reductions from strategic actions taken in the first quarter of 2016, but were partially offset by an increase in occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by deleverage of buying and occupancy expenses on lower sales and lower merchandise margin due to lower average unit retail prices in core bras, partially offset by lower overall buying and occupancy expenses due to decreased catalogue costs and other cost reductions.
Bath & Body Works
For the first quarter of 2017, the gross profit decrease was primarily driven by an increase in occupancy expenses due to investments in store real estate, partially offset by higher merchandise margin dollars related to the increase in net sales.
The gross profit rate decrease was primarily driven by an increase in occupancy expenses due to investments in store real estate.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2017, the gross profit decrease was primarily driven by higher occupancy expenses due to investments in store real estate in Greater China and lower merchandise margin dollars related to a decrease in net sales in our Victoria's Secret International business. These decreases were partially offset by increased merchandise margin dollars generated from higher net sales from company-owned stores in Greater China.
The gross profit rate decrease was driven by an increase in occupancy expenses due to investments in store real estate in Greater China and buying and occupancy deleverage on lower sales in our Victoria's Secret International business.
General, Administrative and Store Operating Expenses
For the first quarter of 2017, our general, administrative and store operating expenses decreased $26 million to $694 million primarily driven by severance charges recorded in the first quarter of 2016 related to the Victoria's Secret restructuring and lower selling expenses related to lower sales volumes at Victoria's Secret, partially offset by increased corporate expenses in Greater China.
The general, administrative and store operating expense rate increased to 28.5% from 27.5% due to deleverage from lower sales, partially offset by Victoria's Secret restructuring charges recorded in the first quarter of 2016.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2017 and 2016:

First Quarter	2017	2016
Average daily borrowings (in millions)	$5,790	$5,759
Average borrowing rate (in percentages)	6.97%	6.72%
For the first quarter of 2017, our interest expense increased $4 million to $101 million primarily due to a higher average borrowing rate.
Other Income
For the first quarter of 2017, our other income increased $3 million to $10 million primarily driven by a gain on distribution received from our Easton investments partially offset by a gain on sale of marketable securities in the first quarter of 2016.
Provision for Income Taxes
For the first quarter of 2017, our effective tax rate was 20.6% compared to 34.6% in the first quarter of 2016. The first quarter of 2017 rate was lower than our combined federal and state statutory rate primarily due to the recognition of tax benefits resulting from stock options exercised in the first quarter of 2017. In the first quarter of 2017, the Company adopted the new share-based compensation standard that requires the recognition of the income tax effects of share-based compensation awards in the income statement when the awards vest or are settled. The first quarter of 2016 rate was lower than the Company’s combined federal and state statutory rate primarily due to the favorable resolution of certain tax matters.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2017, we have paid $172 million in regular dividends and repurchased $83 million of our common stock. We use cash flow generated from operating activities and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $346 million as of April 29, 2017. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.
The following table provides our debt balance, net of debt issuance costs and unamortized discounts, as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$989	$989	$989
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	993	992	991
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	993	992	991
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	692	692	—
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	497	496
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	496	496	499
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	397	397	396
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,057	$5,055	$4,362
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
$700 million, 6.90% Fixed Interest Rate Notes due July 2017 (“2017 Notes”) (b)	—	—	706
Foreign Facilities	44	36	13
Total Senior Unsecured Debt	$689	$681	$1,364
Total	$5,746	$5,736	$5,726
Current Portion of Long-term Debt	(44)	(36)	(8)
Total Long-term Debt, Net of Current Portion	$5,702	$5,700	$5,718
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of April 29, 2017, $2 million as of January 28, 2017 and $8 million as of April 30, 2016.

(b)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $7 million as of April 30, 2016.

Issuance of Notes
In June 2016, we issued $700 million of 6.75% notes due in July 2036. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by our Guarantors. The proceeds from the issuance were $692 million, which were net of issuance costs of $8 million. These issuance costs are being amortized through the maturity date of July 2036 and are included within Long-term Debt on the April 29, 2017 and January 28, 2017 Consolidated Balance Sheets.
Repurchase of Notes
In July 2016, we used the proceeds from the 2036 Notes to repurchase the $700 million 2017 Notes for $742 million. In the second quarter of 2016, we recognized a pre-tax loss on extinguishment of this debt of $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes.
Revolving Facility
As of April 29, 2017, we maintained a secured revolving credit facility with aggregate availability of $1 billion. The fees related to committed and unutilized amounts are 0.30% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings or British pound borrowings is LIBOR plus 1.50% per annum. The interest rate on outstanding Canadian dollar borrowings is CDOR plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of April 29, 2017, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of April 29, 2017, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of April 29, 2017 that reduced our remaining availability under our Revolving Facility.
Subsequent to April 29, 2017, we entered into an amendment and restatement of the Revolving Facility. The Amendment maintains the aggregate availability under the Revolving Facility at $1 billion and extends the termination date from July 18, 2019 to May 11, 2022. The Amendment allows certain of our non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
In addition, the Amendment reduced the commitment fees payable under the Revolving Facility, which are based on our long-term credit rating, to 0.25% per annum. The Amendment did not modify our quantitative covenant requirements, but did provide an increased limit on restricted payments in the event we do not meet the aforementioned criteria to make these payments without limitation and provides greater flexibility in respect of our ability to grant liens on assets.
Foreign Facilities
In addition to the Revolving Facility, we maintain various revolving and term loan bank facilities with availability totaling $100 million to support our foreign operations. Current borrowings on these Foreign Facilities mature between May 8, 2017 and February 28, 2018. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
During the first quarter of 2017, we borrowed $9 million and made payments of $1 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during the first quarter of 2017 was $44 million.
Interest Rate Swap Arrangements
We have interest rate swap arrangements related to $300 million of the outstanding 2019 Notes that are designated as interest rate fair value hedges as of April 29, 2017. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.

Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a) (b)	$7	$1,990	$(43)
Capital Expenditures (a)	165	990	187
Working Capital	1,321	1,451	1,386
Capitalization:
Long-term Debt	5,702	5,700	5,718
Shareholders’ Equity (Deficit)	(836)	(729)	(1,087)
Total Capitalization	$4,866	$4,971	$4,631
Remaining Amounts Available Under Credit Agreements (c)	$992	$992	$992
 _______________

(a)	The January 28, 2017 amounts represent a twelve-month period, and the April 29, 2017 and April 30, 2016 amounts represent three-month periods.

(b)
As further discussed in Note 2 included in Item 1. Financial Statements, prior year amounts have been recast to reflect the retrospective application of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

(c)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We have outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million as of April 29, 2017, January 28, 2017 and April 30, 2016.

Credit Ratings
The following table provides our credit ratings as of April 29, 2017:

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

Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for the first quarter of 2017 and 2016:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2017	2016	2017	2016	2017	2016
	(in millions)	(in thousands)		(in millions)
February 2017	$250	1,570	NA	$80	NA	$50.92	NA
February 2016	$500	51	3,125	3	$260	$58.95	$83.26
Total		1,621	3,125	$83	$260
In the first quarter of 2017, our Board of Directors approved a new $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program.
In the first quarter of 2016, our Board of Directors approved a $500 million share repurchase program, which included $17 million remaining under the June 2015 repurchase program.
The February 2017 repurchase program had $170 million remaining as of April 29, 2017. Subsequent to April 29, 2017, we repurchased an additional 0.2 million shares of common stock for $11 million under this program.
There were $1 million and $3 million of share repurchases reflected in Accounts Payable on the April 29, 2017 and January 28, 2017 Consolidated Balance Sheets, respectively. There were no share repurchases reflected in Accounts Payable on the April 30, 2016 Consolidated Balance Sheet.
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
Under the authority and declaration of our Board of Directors, we paid the following dividends during the first quarter of 2017 and 2016:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2017
First Quarter	$0.60	$—	$0.60	$172
2016
First Quarter	$0.60	$2.00	$2.60	$750
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2017 and 2016:

	Year-to-Date
	2017	2016
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,934	$2,548
Net Cash Flows Provided by (Used for) Operating Activities	7	(43)
Net Cash Flows Used for Investing Activities	(155)	(205)
Net Cash Flows Used for Financing Activities	(230)	(1,035)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(1)	2
Net Decrease in Cash and Cash Equivalents	(379)	(1,281)
Cash and Cash Equivalents, End of Period	$1,555	$1,267

Operating Activities
Net cash provided by operating activities in 2017 was $7 million, including net income of $94 million. Net income included depreciation and amortization of $142 million and share-based compensation expense of $25 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Accounts Payable, Accrued Expenses and Other and Inventories, and the change in Accounts Receivable.
Net cash used for operating activities in 2016 was $43 million, including net income of $152 million. Net income included depreciation and amortization of $121 million and share-based compensation expense of $21 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Accounts Payable, Accrued Expenses and Other and Inventories, and the change in Income Taxes Payable.
Investing Activities
Net cash used for investing activities in 2017 was $155 million consisting primarily of capital expenditures of $165 million partially offset by a $10 million return of capital from our Easton Investments. The capital expenditures included $150 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2016 was $205 million consisting primarily of capital expenditures of $187 million and$31 million related to the acquisition of our Victoria's Secret Beauty and Accessories franchise partner's operations and stores in Greater China, partially offset by proceeds from the sale of marketable securities of $10 million. The capital expenditures included $146 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2017 was $230 million consisting primarily of quarterly dividend payments of $0.60 per share, or $172 million, payments for repurchases of common stock of $85 million, and tax payments related to share-based awards of $17 million, partially offset by proceeds from the exercise of stock options of $36 million.
Net cash used for financing activities in 2016 was $1.035 billion consisting primarily of quarterly and special dividend payments aggregating to $2.60 per share, or $750 million, payments for repurchases of common stock of $260 million, and tax payments related to share-based awards of $40 million, partially offset by proceeds from the exercise of stock options of $10 million.
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of approximately $13 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to these guarantee obligations as of April 29, 2017, January 28, 2017 or April 30, 2016 as we concluded that payments under these guarantees were not probable.
In connection with the sale and leaseback under noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is approximately $133 million. We recorded a liability of less than $1 million as of April 29, 2017, a liability of $1 million as of January 28, 2017, and a liability of $3 million as of April 30, 2016 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets. Additionally, we recorded a liability of $9 million related to the early lease termination of one of these assets, which is included in Accrued Expenses and Other on the April 29, 2017 Consolidated Balance Sheet.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since January 28, 2017, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2016 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Share-Based Compensation
In the first quarter of 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  On a prospective basis, this standard requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are exercised.  These effects were historically recorded in equity on the balance sheet.  As a result, we recognized $11 million of excess tax benefits related to share-based awards in Provision for Income Taxes in the first quarter 2017 Consolidated Statement of Income.  The standard also requires all tax-related cash flows from share-based awards to be reported as operating activities on the statements of cash flows and any cash payments made to taxing authorities on an employee's behalf from withheld shares as financing activities.  For the first quarter of 2016, the retrospective application of these changes resulted in a $71 million increase in operating cash flows and a corresponding decrease to financing cash flows.  Further, as allowed by the standard, we will continue to estimate award forfeitures at the time awards are granted and adjust, if necessary, in subsequent periods based on historical experience and expected future termination rates.

Revenue from Contracts with Customers
In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, which was further clarified and amended in 2015 and 2016. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018, with early adoption as of fiscal 2017 permitted. The standard allows for either a full retrospective or a modified retrospective transition method.

We continue to evaluate the impacts of this standard. Our most significant changes to current accounting relate to the points earned under the Victoria's Secret customer loyalty program and our accounting for sales returns. The new standard will require a deferral of revenue associated with loyalty points using a relative stand-alone selling price method and will also require sales returns to be presented on a gross basis with the sales refund liability presented separately from the return asset. We are continuing to evaluate the further impacts the standard will have on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. We will adopt the standard in the first quarter of fiscal 2018 and are currently evaluating the transition method.

Leases
In February 2016, the FASB issued ASC 842, Leases. This guidance requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective beginning in fiscal 2019, with early adoption permitted.

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

There have been no material changes to the critical accounting policies and estimates disclosed in our 2016 Annual Report on Form 10-K, other than the adoption of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

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
The majority of our long-term debt as of April 29, 2017, has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of April 29, 2017, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of April 29, 2017, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.

The following table provides a summary of the principal value and fair value of long-term debt, excluding foreign facility borrowings, and swap arrangements as of April 29, 2017, January 28, 2017 and April 30, 2016:

	April 29, 2017	January 28, 2017	April 30, 2016
	(in millions)
Long-term Debt:
Principal Value	$5,750	$5,750	$5,750
Fair Value, Estimated (a)	5,992	6,030	6,372
Foreign Currency Cash Flow Hedges (b)	(26)	(17)	(11)
Interest Rate Fair Value Hedges (b)	(2)	(2)	(10)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in a net asset position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2016 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2016 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2017	518	$55.23	508	$224,958
March 2017	848	49.94	797	185,084
April 2017	610	47.67	316	170,013
Total	1,976		1,621
  _______________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 3, “Earnings Per Share and Shareholders' Equity (Deficit)” included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibits

4.1
Amendment and Restatement Agreement dated May 11, 2017 among L Brands, Inc., a Delaware corporation, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (the “Administrative Agent”), in respect of the Amended and Restated Five-Year Revolving Credit Agreement dated as of July 18, 2014 among the Company, the lenders from time to time party thereto and the Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 17, 2017.

10.1	Employment Agreement dated as of June 2, 2017 among L Brands, Inc., L Brands Service Company, LLC and Martin Waters.

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L BRANDS, INC.
(Registrant)
By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *
Date: June 2, 2017

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.