Form 10-Q
period 2017-07-29
L Brands, Inc.
filed 2017-09-01
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 25, 2017
283,846,455 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2017” and “second quarter of 2016” refer to the thirteen week periods ending July 29, 2017 and July 30, 2016, respectively. “Year-to-date 2017” and “year-to-date 2016” refer to the twenty-six week periods ending July 29, 2017 and July 30, 2016, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
Net Sales	$2,755	$2,890	$5,192	$5,504
Costs of Goods Sold, Buying and Occupancy	(1,727)	(1,777)	(3,261)	(3,348)
Gross Profit	1,028	1,113	1,931	2,156
General, Administrative and Store Operating Expenses	(727)	(705)	(1,421)	(1,424)
Operating Income	301	408	510	732
Interest Expense	(101)	(101)	(201)	(199)
Other Income	17	73	27	80
Income Before Income Taxes	217	380	336	613
Provision for Income Taxes	78	128	103	208
Net Income	$139	$252	$233	$405
Net Income Per Basic Share	$0.48	$0.88	$0.81	$1.41
Net Income Per Diluted Share	$0.48	$0.87	$0.81	$1.39
Dividends Per Share	$0.60	$0.60	$1.20	$3.20

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
Net Income	$139	$252	$233	$405
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	7	(18)	10	(10)
Unrealized Gain (Loss) on Cash Flow Hedges	(26)	5	(16)	(11)
Reclassification of Cash Flow Hedges to Earnings	12	(5)	5	9
Unrealized Loss on Marketable Securities	—	(2)	—	(3)
Reclassification of Gain on Marketable Securities to Earnings	—	—	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	(7)	(20)	(1)	(18)
Total Comprehensive Income	$132	$232	$232	$387

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	July 29, 2017	January 28, 2017	July 30, 2016
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,360	$1,934	$1,273
Accounts Receivable, Net	245	294	266
Inventories	1,118	1,096	1,204
Other	234	141	217
Total Current Assets	2,957	3,465	2,960
Property and Equipment, Net	2,841	2,741	2,586
Goodwill	1,348	1,348	1,348
Trade Names and Other Intangible Assets, Net	411	411	411
Deferred Income Taxes	25	19	30
Other Assets	181	186	206
Total Assets	$7,763	$8,170	$7,541
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$758	$683	$793
Accrued Expenses and Other	860	997	879
Current Portion of Long-term Debt	64	36	13
Income Taxes	76	298	134
Total Current Liabilities	1,758	2,014	1,819
Deferred Income Taxes	369	352	268
Long-term Debt	5,704	5,700	5,706
Other Long-term Liabilities	844	831	877
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 318, 315 and 314 shares issued; 286, 286 and 286 shares outstanding, respectively	159	157	157
Paid-in Capital	707	650	597
Accumulated Other Comprehensive Income	11	12	22
Retained Earnings (Accumulated Deficit)	94	205	(203)
Less: Treasury Stock, at Average Cost; 32, 29 and 28 shares, respectively	(1,885)	(1,753)	(1,703)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(914)	(729)	(1,130)
Noncontrolling Interest	2	2	1
Total Equity (Deficit)	(912)	(727)	(1,129)
Total Liabilities and Equity (Deficit)	$7,763	$8,170	$7,541

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2017	2016
Operating Activities:
Net Income	$233	$405
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	282	245
Amortization of Landlord Allowances	(24)	(23)
Share-based Compensation Expense	50	46
Deferred Income Taxes	12	15
Gains on Distributions from Easton Investments	(20)	(108)
Loss on Extinguishment of Debt	—	36
Gain on Sale of Marketable Securities	—	(4)
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisition:
Accounts Receivable	50	(15)
Inventories	(18)	(77)
Accounts Payable, Accrued Expenses and Other	(73)	17
Income Taxes Payable	(223)	(53)
Other Assets and Liabilities	(48)	24
Net Cash Provided by Operating Activities	221	508
Investing Activities:
Capital Expenditures	(372)	(497)
Return of Capital from Easton Investments	27	111
Acquisition, Net of Cash Acquired of $1	—	(31)
Proceeds from Sale of Marketable Securities	—	10
Other Investing Activities	(5)	13
Net Cash Used for Investing Activities	(350)	(394)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	—	692
Payment of Long-term Debt	—	(742)
Borrowings from Foreign Facilities	36	10
Repayments on Foreign Facilities	(8)	—
Dividends Paid	(344)	(923)
Repurchases of Common Stock	(132)	(385)
Tax Payments related to Share-based Awards	(30)	(50)
Proceeds from Exercise of Stock Options	37	13
Financing Costs	(5)	—
Other Financing Activities	(3)	(1)
Net Cash Used for Financing Activities	(449)	(1,386)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	4	(3)
Net Decrease in Cash and Cash Equivalents	(574)	(1,275)
Cash and Cash Equivalents, Beginning of Period	1,934	2,548
Cash and Cash Equivalents, End of Period	$1,360	$1,273

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2017” and “second quarter of 2016” refer to the thirteen week periods ending July 29, 2017 and July 30, 2016, respectively. “Year-to-date 2017” and “year-to-date 2016” refer to the twenty-six week periods ending July 29, 2017 and July 30, 2016, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended July 29, 2017 and July 30, 2016 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2016 Annual Report on Form 10-K.
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

2. New Accounting Pronouncements
Share-Based Compensation
In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  On a prospective basis, this standard requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are exercised.  These effects were historically recorded in equity on the balance sheet.  As a result, the Company recognized $2 million and $13 million of excess tax benefits related to share-based awards in Provision for Income Taxes in the second quarter and year-to-date 2017 Consolidated Statements of Income, respectively.  The standard also requires all tax-related cash flows from share-based awards to be reported as operating activities on the statements of cash flows and any cash payments made to taxing authorities on an employee's behalf from withheld shares as financing activities.  The retrospective application of these changes resulted in an $87 million increase in operating cash flows and a corresponding decrease to financing cash flows on the 2016 Consolidated Statement of Cash Flows. Further, as allowed by the standard, the Company will continue to estimate award forfeitures at the time awards are granted and adjust, if necessary, in subsequent periods based on historical experience and expected future forfeiture rates.

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

The Company continues to evaluate the impacts of this standard. The most significant changes to current accounting relate to the points earned under the Victoria's Secret customer loyalty program and the accounting for sales returns. The new standard will require a deferral of revenue associated with loyalty points using a relative stand-alone selling price method and will also require sales returns to be presented on a gross basis with the sales refund liability presented separately from the return asset. The Company is continuing to evaluate the further impacts the standard will have on the Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. The Company will adopt the standard in the first quarter of fiscal 2018 under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings.

Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective beginning in fiscal 2019, with early adoption permitted.

The Company is currently evaluating the impacts that this standard will have on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. The Company currently expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the standard. Thus, the Company expects adoption will result in a material increase to the assets and liabilities on the Consolidated Balance Sheet. The Company will adopt the standard in the first quarter of fiscal 2019.

3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date 2017 and 2016:

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
	(in millions)
Weighted-average Common Shares:
Issued Shares	318	314	317	314
Treasury Shares	(31)	(27)	(31)	(27)
Basic Shares	287	287	286	287
Effect of Dilutive Options and Restricted Stock	2	4	3	5
Diluted Shares	289	291	289	292
Anti-dilutive Options and Awards (a)	4	3	4	2
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for year-to-date 2017 and 2016:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2017	2016	2017	2016	2017	2016
	(in millions)	(in thousands)		(in millions)
February 2017	$250	2,605	NA	$129	NA	$49.58	NA
February 2016	$500	51	4,968	3	$388	$58.95	$78.07
Total		2,656	4,968	$132	$388
In the first quarter of 2017, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program.
In the first quarter of 2016, the Company's Board of Directors approved a $500 million share repurchase program, which included $17 million remaining under the June 2015 repurchase program.
The February 2017 repurchase program had $121 million remaining as of July 29, 2017. Subsequent to July 29, 2017, the Company repurchased an additional 2.4 million shares of common stock for $90 million under this program.
There were $3 million of share repurchases reflected in Accounts Payable on the July 29, 2017, January 28, 2017 and July 30, 2016 Consolidated Balance Sheets.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2017 and 2016:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2017
Second Quarter	$0.60	$—	$0.60	$172
First Quarter	0.60	—	0.60	172
2017 Total	$1.20	$—	$1.20	$344
2016
Second Quarter	$0.60	$—	$0.60	$173
First Quarter	0.60	2.00	2.60	750
2016 Total	$1.20	$2.00	$3.20	$923

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

5. Restructuring Activities
During the first quarter of 2016, the Company made strategic changes within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories, streamline operations and emphasize brand building and loyalty-enhancing marketing and advertising rather than using traditional catalogues and offers. As a result of these actions, the Company recorded charges related to cancellations of fabric commitments for non-go forward merchandise and a reserve against paper that was previously intended for future catalogues. These costs, totaling $11 million, including non-cash charges of $10 million, are included in Cost of Goods Sold, Buying and Occupancy on the year-to-date 2016 Consolidated Statement of Income. These actions also resulted in the elimination of approximately 200 positions primarily in the Company's Ohio and New York home offices. Severance and related costs associated with these eliminations, totaling $24 million, are included in General, Administrative and Store Operating Expenses on the year-to-date 2016 Consolidated Statement of Income. The Company recognized a total pre-tax charge of $35 million for these items in the first quarter of 2016. The remaining liability for unpaid severance and related costs was not significant as of July 29, 2017.

6. Inventories
The following table provides details of inventories as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in millions)
Finished Goods Merchandise	$973	$982	$1,062
Raw Materials and Merchandise Components	145	114	142
Total Inventories	$1,118	$1,096	$1,204
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or net realizable value.

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in millions)
Property and Equipment, at Cost	$6,478	$6,282	$5,991
Accumulated Depreciation and Amortization	(3,637)	(3,541)	(3,405)
Property and Equipment, Net	$2,841	$2,741	$2,586
Depreciation expense was $140 million and $124 million for the second quarter of 2017 and 2016, respectively. Depreciation expense was $282 million and $245 million for year-to-date 2017 and 2016, respectively.

8. Equity Investments and Other
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $75 million as of July 29, 2017, $79 million as of January 28, 2017, and $80 million as of July 30, 2016, and are recorded in Other Assets on the Consolidated Balance Sheets.

Included in the Company’s Easton investments is an equity interest in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. The Company’s investments in ETC and EG are accounted for using the equity method of accounting. The Company has a majority financial interest in ETC and EG, but another unaffiliated member manages them, and certain significant decisions regarding ETC and EG require the consent of unaffiliated members in addition to the Company.

During 2017, the Company received cash distributions of $27 million from certain of its Easton investments. As a result, the Company recognized pre-tax gains totaling $20 million which are included in Other Income on the 2017 Consolidated Statements of Income and the return of capital is included within the Investing Activities section of the 2017 Consolidated Statement of Cash Flows.

In July 2016, ETC refinanced its bank loan. In conjunction with the loan refinancing, the Company received a cash distribution from ETC of $124 million and recognized a pre-tax gain of $108 million (after-tax gain of $70 million). The gain is included in Other Income on the 2016 Consolidated Statements of Income and the return of capital is included within the Investing Activities section of the 2016 Consolidated Statement of Cash Flows.

9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries.
For the second quarter of 2017, the Company’s effective tax rate was 36.0% compared to 33.6% in the second quarter of 2016. The second quarter 2017 rate was lower than the Company's combined federal and state statutory rate primarily due to the domestic manufacturing deduction. The second quarter 2016 rate was lower than the Company’s combined federal and state statutory rate primarily due to the resolution of certain tax matters.

For year-to-date 2017, the Company's effective tax rate was 30.6% compared to 34.0% year-to-date 2016. The year-to-date 2017 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of tax benefits resulting from stock options exercised. The year-to-date 2016 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
As of July 29, 2017, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $305 million and $111 million for the second quarter of 2017 and 2016, respectively. Income taxes paid were approximately $320 million and $338 million for year-to-date 2017 and 2016, respectively.

10. Long-term Debt
The following table provides the Company’s debt balance, net of unamortized debt issuance costs and discounts, as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$989	$989
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	993	992	992
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	993	992	991
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	692	692	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	497	497
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	497	496	500
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	397	397	396
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,059	$5,055	$5,057
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Foreign Facilities	64	36	17
Total Senior Unsecured Debt	$709	$681	$662
Total	$5,768	$5,736	$5,719
Current Portion of Long-term Debt	(64)	(36)	(13)
Total Long-term Debt, Net of Current Portion	$5,704	$5,700	$5,706
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of July 29, 2017, $2 million as of January 28, 2017 and $8 million as of July 30, 2016.

Issuance of Notes
In June 2016, the Company issued $700 million of 6.75% notes due in July 2036. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $692 million, which were net of issuance costs of $8 million. These issuance costs are being amortized through the maturity date of July 2036 and are included within Long-term Debt on the Consolidated Balance Sheets.
Repurchase of Notes
In July 2016, the Company used the proceeds from the 2036 Notes to repurchase the $700 million 2017 Notes for $742 million. In the second quarter of 2016, the Company recognized a pre-tax loss on extinguishment of this debt of $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes. This loss is included in Other Income in the 2016 Consolidated Statements of Income.

Revolving Facility
In May 2017, the Company entered into an amendment and restatement (“Amendment”) of its secured revolving credit facility (“Revolving Facility”). The Amendment maintains the aggregate amount of the commitments of the lenders under the Revolving Facility at $1 billion and extends the termination date from July 18, 2019 to May 11, 2022. The Amendment allows certain of the Company's non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
In addition, the Amendment reduced the commitment fees payable under the Revolving Facility, which are based on the Company's long-term credit rating, to 0.25% per annum. The Amendment did not modify the Company's quantitative covenant requirements, but did provide an increased limit on restricted payments in the event the Company does not meet the criteria to make these payments without limitation and provides greater flexibility with respect to the Company’s ability to grant liens on assets.
The Company incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and recorded in Other Assets on the July 29, 2017 Consolidated Balance Sheet and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is London Interbank Offered Rate (“LIBOR”) plus 1.50% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of July 29, 2017, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of July 29, 2017, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of July 29, 2017 that reduced its remaining availability under the Revolving Facility.
Foreign Facilities
In addition to the Revolving Facility, the Company maintains various revolving and term loan bank facilities with availability totaling $100 million to support its foreign operations (“Foreign Facilities”). Current borrowings on these Foreign Facilities mature between July 30, 2017 and July 31, 2018. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
For year-to-date 2017, the Company borrowed $36 million and made payments of $8 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2017 was $64 million.
Interest Rate Swap Arrangements
For information related to the Company’s fair value interest rate swap arrangements, see Note 11, “Derivative Financial Instruments.”

11. Derivative Financial Instruments
Foreign Exchange Derivative Instruments
The earnings of the Company's wholly owned foreign businesses are subject to exchange rate risk as substantially all of their merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian and U.K. businesses. These forward contracts currently have a maximum term of 18 months. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Cost of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income.

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

The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of July 29, 2017.

The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in millions)
Notional Amount	$376	$360	$152

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in millions)
Other Current Assets	$8	$18	$—
Accrued Expenses and Other	8	1	—
Other Long-term Assets	—	—	16
Other Long-term Liabilities	3	—	—

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for the second quarter and year-to-date 2017 and 2016:

	Second Quarter		Year-to-Date
	2017	2016	2017	2016
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	$(28)	$5	$(18)	$(11)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Cost of Goods Sold, Buying and Occupancy Expense (a)	(1)	—	(3)	—
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (b)	13	(5)	8	9
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

The Company estimates that $6 million of losses included in accumulated other comprehensive income (loss) as of July 29, 2017 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in millions)
Other Long-term Assets	$2	$2	$8

12. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of long-term debt, excluding foreign facility borrowings, as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in millions)
Principal Value	$5,750	$5,750	$5,750
Fair Value (a)	5,929	6,030	6,349
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of July 29, 2017, January 28, 2017 and July 30, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of July 29, 2017
Assets:
Cash and Cash Equivalents	$1,360	$—	$—	$1,360
Marketable Securities	6	—	—	6
Interest Rate Fair Value Hedges	—	2	—	2
Foreign Currency Cash Flow Hedges	—	8	—	8
Liabilities:
Foreign Currency Cash Flow Hedges	—	11	—	11
As of January 28, 2017
Assets:
Cash and Cash Equivalents	$1,934	$—	$—	$1,934
Marketable Securities	5	—	—	5
Interest Rate Fair Value Hedges	—	2	—	2
Foreign Currency Cash Flow Hedges	—	18	—	18
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1
As of July 30, 2016
Assets:
Cash and Cash Equivalents	$1,273	$—	$—	$1,273
Marketable Securities	8	—	—	8
Interest Rate Fair Value Hedges	—	8	—	8
Foreign Currency Cash Flow Hedges	—	16	—	16

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

13. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income (loss) for year-to-date 2017:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 28, 2017	$9	$3	$—	$12
Other Comprehensive Income (Loss) Before Reclassifications	10	(18)	—	(8)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	—	5
Tax Effect	—	2	—	2
Current-period Other Comprehensive Income (Loss)	10	(11)	—	(1)
Balance as of July 29, 2017	$19	$(8)	$—	$11
The following table provides the rollforward of accumulated other comprehensive income (loss) for year-to-date 2016:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 30, 2016	$28	$4	$8	$40
Other Comprehensive Income (Loss) Before Reclassifications	(10)	(11)	(5)	(26)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	9	(4)	5
Tax Effect	—	—	3	3
Current-period Other Comprehensive Income (Loss)	(10)	(2)	(6)	(18)
Balance as of July 30, 2016	$18	$2	$2	$22
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income (loss) for the second quarter and year-to-date 2017 and 2016:

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Location on Consolidated Statements of Income
	Second Quarter		Year-to-Date
	2017	2016	2017	2016
	(in millions)
(Gain) Loss on Cash Flow Hedges	$(1)	$—	$(3)	$—	Cost of Goods Sold, Buying and Occupancy
	13	(5)	8	9	Other Income
	—	—	—	—	Provision for Income Taxes
	$12	$(5)	$5	$9	Net Income

Sale of Available-for-Sale Securities	$—	$—	$—	$(4)	Other Income
	—	—	—	1	Provision for Income Taxes
	$—	$—	$—	$(3)	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of $12 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to these guarantee obligations as of July 29, 2017, January 28, 2017 or July 30, 2016 as it concluded that payments under these guarantees were not probable.
In connection with noncancellable operating leases of certain assets, the Company provides residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $104 million. The Company recorded a liability of less than $1 million as of July 29, 2017, a liability of $1 million as of January 28, 2017, and a liability of $3 million as of July 30, 2016 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $16 million for the second quarter of 2017 and $15 million for the second quarter of 2016. Total expense recognized related to the qualified plan was $32 million for year-to-date 2017 and 2016.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors, prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $5 million for the second quarter of 2017 and $6 million for the second quarter of 2016. Total expense recognized related to the non-qualified plan was $9 million for year-to-date 2017 and $13 million for year-to-date 2016.

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

The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada, as well as its online business in Greater China on the Tmall domestic platform. This segment includes the following:

•	Victoria's Secret International, comprised of company-owned stores in the U.K. and Greater China, as well as stores operated by partners under franchise and license arrangements;

•
Victoria's Secret Beauty and Accessories, comprised of company-owned stores in Greater China, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature Victoria's Secret branded beauty and accessories products in travel retail and other locations; and

•	Bath & Body Works International stores in travel retail and other locations operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•
La Senza, which sells women's intimate apparel through company-owned stores located in the U.S. and Canada, its website, www.LaSenza.com, as well as stores operated by partners under franchise and license arrangements;

•	Henri Bendel, which sells handbags, jewelry and other accessory products through company-owned stores and its website, www.HenriBendel.com; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the second quarter and year-to-date 2017 and 2016:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2017
Second Quarter:
Net Sales	$1,646	$860	$114	$135	$2,755
Operating Income (Loss)	183	156	2	(40)	301
Year-to-Date:
Net Sales	$3,179	$1,539	$217	$257	$5,192
Operating Income (Loss)	342	258	1	(91)	510
2016
Second Quarter:
Net Sales	$1,867	$801	$100	$122	$2,890
Operating Income (Loss)	281	148	8	(29)	408
Year-to-Date:
Net Sales	$3,608	$1,462	$195	$239	$5,504
Operating Income (Loss)	515	260	21	(64)	732
The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $350 million and $333 million for the second quarter of 2017 and 2016, respectively. The Company's international net sales across all segments totaled $649 million and $628 million for year-to-date 2017 and 2016, respectively.

17. Subsequent Events
Subsequent to July 29, 2017, the Company repurchased an additional 2.4 million shares of common stock for $90 million under the February 2017 repurchase program. For additional information, see Note 3, “Earnings Per Share and Shareholders' Equity (Deficit).”

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of July 29, 2017, January 28, 2017 and July 30, 2016 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended July 29, 2017 and July 30, 2016.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	July 29, 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,008	$352	$—	$1,360
Accounts Receivable, Net	—	147	98	—	245
Inventories	—	995	123	—	1,118
Other	—	148	86	—	234
Total Current Assets	—	2,298	659	—	2,957
Property and Equipment, Net	—	1,997	844	—	2,841
Goodwill	—	1,318	30	—	1,348
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,753	17,731	1,834	(24,318)	—
Deferred Income Taxes	—	10	15	—	25
Other Assets	133	29	631	(612)	181
Total Assets	$4,886	$23,794	$4,013	$(24,930)	$7,763
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3	$414	$341	$—	$758
Accrued Expenses and Other	101	452	307	—	860
Current Portion of Long-term Debt	—	—	64	—	64
Income Taxes	1	18	57	—	76
Total Current Liabilities	105	884	769	—	1,758
Deferred Income Taxes	(3)	(78)	450	—	369
Long-term Debt	5,704	597	—	(597)	5,704
Other Long-term Liabilities	3	764	91	(14)	844
Total Equity (Deficit)	(923)	21,627	2,703	(24,319)	(912)
Total Liabilities and Equity (Deficit)	$4,886	$23,794	$4,013	$(24,930)	$7,763

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,594	$829	$(668)	$2,755
Costs of Goods Sold, Buying and Occupancy	—	(1,668)	(642)	583	(1,727)
Gross Profit	—	926	187	(85)	1,028
General, Administrative and Store Operating Expenses	(2)	(693)	(96)	64	(727)
Operating Income (Loss)	(2)	233	91	(21)	301
Interest Expense	(100)	(22)	(3)	24	(101)
Other Income	—	2	15	—	17
Income (Loss) Before Income Taxes	(102)	213	103	3	217
Provision for Income Taxes	—	45	33	—	78
Equity in Earnings (Loss), Net of Tax	241	297	230	(768)	—
Net Income (Loss)	$139	$465	$300	$(765)	$139

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$139	$465	$300	$(765)	$139
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	7	—	7
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(26)	—	(26)
Reclassification of Cash Flow Hedges to Earnings	—	—	12	—	12
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(7)	—	(7)
Total Comprehensive Income (Loss)	$139	$465	$293	$(765)	$132

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,724	$808	$(642)	$2,890
Costs of Goods Sold, Buying and Occupancy	—	(1,701)	(669)	593	(1,777)
Gross Profit	—	1,023	139	(49)	1,113
General, Administrative and Store Operating Expenses	(2)	(635)	(106)	38	(705)
Operating Income (Loss)	(2)	388	33	(11)	408
Interest Expense	(101)	(11)	(3)	14	(101)
Other Income (Loss)	(36)	1	108	—	73
Income (Loss) Before Income Taxes	(139)	378	138	3	380
Provision (Benefit) for Income Taxes	(13)	72	69	—	128
Equity in Earnings (Loss), Net of Tax	378	223	196	(797)	—
Net Income (Loss)	$252	$529	$265	$(794)	$252

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$4,890	$1,526	$(1,224)	$5,192
Costs of Goods Sold, Buying and Occupancy	—	(3,140)	(1,213)	1,092	(3,261)
Gross Profit	—	1,750	313	(132)	1,931
General, Administrative and Store Operating Expenses	(6)	(1,329)	(186)	100	(1,421)
Operating Income (Loss)	(6)	421	127	(32)	510
Interest Expense	(200)	(33)	(5)	37	(201)
Other Income	—	5	22	—	27
Income (Loss) Before Income Taxes	(206)	393	144	5	336
Provision for Income Taxes	—	65	38	—	103
Equity in Earnings (Loss), Net of Tax	439	476	380	(1,295)	—
Net Income (Loss)	$233	$804	$486	$(1,290)	$233

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$233	$804	$486	$(1,290)	$233
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	10	—	10
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(16)	—	(16)
Reclassification of Cash Flow Hedges to Earnings	—	—	5	—	5
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(1)	—	(1)
Total Comprehensive Income (Loss)	$233	$804	$485	$(1,290)	$232

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$5,196	$1,666	$(1,358)	$5,504
Costs of Goods Sold, Buying and Occupancy	—	(3,240)	(1,380)	1,272	(3,348)
Gross Profit	—	1,956	286	(86)	2,156
General, Administrative and Store Operating Expenses	(4)	(1,274)	(219)	73	(1,424)
Operating Income (Loss)	(4)	682	67	(13)	732
Interest Expense	(199)	(20)	(5)	25	(199)
Other Income (Loss)	(36)	2	114	—	80
Income (Loss) Before Income Taxes	(239)	664	176	12	613
Provision (Benefit) for Income Taxes	(14)	134	88	—	208
Equity in Earnings (Loss), Net of Tax	630	285	264	(1,179)	—
Net Income (Loss)	$405	$815	$352	$(1,167)	$405

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(196)	$349	$68	$—	$221
Investing Activities:
Capital Expenditures	—	(301)	(71)	—	(372)
Return of Capital from Easton Investments	—	—	27	—	27
Other Investing Activities	—	—	(5)	—	(5)
Net Cash Used for Investing Activities	—	(301)	(49)	—	(350)
Financing Activities:
Borrowings from Foreign Facilities	—	—	36	—	36
Repayments on Foreign Facilities	—	—	(8)	—	(8)
Dividends Paid	(344)	—	—	—	(344)
Repurchases of Common Stock	(132)	—	—	—	(132)
Tax Payments related to Share-based Awards	(30)	—	—	—	(30)
Proceeds from Exercise of Stock Options	37	—	—	—	37
Financing Costs	(5)	—	—	—	(5)
Other Financing Activities	—	(3)	—	—	(3)
Net Financing Activities and Advances to/from Consolidated Affiliates	670	(599)	(71)	—	—
Net Cash Provided by (Used for) Financing Activities	196	(602)	(43)	—	(449)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4	—	4
Net Decrease in Cash and Cash Equivalents	—	(554)	(20)	—	(574)
Cash and Cash Equivalents, Beginning of Period	—	1,562	372	—	1,934
Cash and Cash Equivalents, End of Period	$—	$1,008	$352	$—	$1,360

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(208)	$523	$193	$—	$508
Investing Activities:
Capital Expenditures	—	(382)	(115)	—	(497)
Return of Capital from Easton Investments	—	—	111	—	111
Acquisition, Net of Cash Acquired of $1	—	—	(31)	—	(31)
Proceeds from Sale of Marketable Securities	—	—	10	—	10
Net Investments in Consolidated Affiliates	—	—	(38)	38	—
Other Investing Activities	—	1	12	—	13
Net Cash Used for Investing Activities	—	(381)	(51)	38	(394)
Financing Activities:
Proceeds from the Issuance of Long-term Debt, Net of Issuance Costs	692	—	—	—	692
Payment of Long-term Debt	(742)	—	—	—	(742)
Borrowings from Foreign Facilities	—	—	10	—	10
Dividends Paid	(923)	—	—	—	(923)
Repurchases of Common Stock	(385)	—	—	—	(385)
Tax Payments related to Share-based Awards	(50)	—	—	—	(50)
Proceeds from Exercise of Stock Options	13	—	—	—	13
Other Financing Activities	—	(1)	—	—	(1)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,603	(1,441)	(124)	(38)	—
Net Cash Provided by (Used for) Financing Activities	208	(1,442)	(114)	(38)	(1,386)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3)	—	(3)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(1,300)	25	—	(1,275)
Cash and Cash Equivalents, Beginning of Period	—	2,190	358	—	2,548
Cash and Cash Equivalents, End of Period	$—	$890	$383	$—	$1,273

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheet of L Brands, Inc. and subsidiaries as of July 29, 2017 and July 30, 2016, and the related consolidated statements of income and comprehensive income for the thirteen and twenty-six week periods ended July 29, 2017 and July 30, 2016 and cash flows for the twenty-six week periods ended July 29, 2017 and July 30, 2016. These financial statements are the responsibility of the Company’s management.

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
September 1, 2017

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
Executive Overview
In the second quarter of 2017, our operating income decreased $107 million, or 26%, to $301 million, and our operating income rate decreased to 10.9% from 14.1%. Net sales decreased $135 million to $2.755 billion, comparable sales decreased 8% and comparable store sales decreased 6%. At Victoria's Secret, net sales decreased 12%, and operating income decreased 35%. At Bath & Body Works, net sales increased 7%, and operating income increased 5%. At Victoria's Secret and Bath & Body Works International, net sales increased 14%, and operating income decreased 78%. For additional information related to our second quarter 2017 financial performance, see “Results of Operations.”
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

	Second Quarter		Year-to-Date
(in millions, except per share amounts)	2017	2016	2017	2016
Detail of Special Items included in Operating Income - Income (Expense)
Victoria's Secret Restructuring (a)	$—	$—	$—	$(35)
Total Special Items included in Operating Income	$—	$—	$—	$(35)

Detail of Special Items included in Other Income - Income (Loss)
Gain on Distribution from Easton Town Center, LLC (b)	$—	$108	$—	$108
Loss on Extinguishment of Debt (c)	—	(36)	—	(36)
Total Special Items included in Other Income	$—	$72	$—	$72

Detail of Special Items included in Provision for Income Taxes - Provision
Tax effect of Special Items	$—	$(25)	$—	$(11)
Total Special Items included in Provision for Income Taxes	$—	$(25)	$—	$(11)

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$301	$408	$510	$732
Special Items included in Operating Income	—	—	—	35
Adjusted Operating Income	$301	$408	$510	$767

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$139	$252	$233	$405
Special Items included in Net Income	—	(47)	—	(26)
Adjusted Net Income	$139	$205	$233	$379

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$0.48	$0.87	$0.81	$1.39
Special Items included in Earnings Per Diluted Share	—	(0.16)	—	(0.09)
Adjusted Earnings Per Diluted Share	$0.48	$0.70	$0.81	$1.30
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

Company-Owned Store Data
The following table compares the second quarter of 2017 company-owned store data to the second quarter of 2016 and year-to-date 2017 store data to year-to-date 2016:

	Second Quarter			Year-to-Date
	2017	2016	% Change	2017	2016	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$179	$201	(11)%	$347	$393	(12)%
Bath & Body Works U.S.	179	176	2%	318	322	(1)%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,143	$1,250	(9)%	$2,207	$2,438	(9)%
Bath & Body Works U.S.	444	422	5%	790	772	2%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,389	6,234	2%
Bath & Body Works U.S.	2,504	2,409	4%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,206	7,000	3%
Bath & Body Works U.S.	3,996	3,813	5%

The following table represents company-owned store data for year-to-date 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	July 29, 2017
Victoria’s Secret U.S.	1,131	4	(7)	1,128
Victoria’s Secret Canada	46	2	(2)	46
Total Victoria's Secret	1,177	6	(9)	1,174
Bath & Body Works U.S.	1,591	17	(12)	1,596
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,693	17	(12)	1,698
Victoria's Secret U.K.	18	1	—	19
Victoria's Secret Beauty and Accessories	31	—	(1)	30
Victoria's Secret China	—	2	—	2
Total Victoria's Secret and Bath & Body Works International	49	3	(1)	51
Henri Bendel	29	—	—	29
La Senza U.S.	4	—	—	4
La Senza Canada	122	1	(2)	121
Total L Brands Stores	3,074	27	(24)	3,077

The following table represents company-owned store data for year-to-date 2016:

	Stores Operating at				Stores Operating at
	January 30, 2016	Opened	Acquired (a)	Closed	July 30, 2016
Victoria’s Secret U.S.	1,118	9	—	(4)	1,123
Victoria’s Secret Canada	46	—	—	—	46
Total Victoria's Secret	1,164	9	—	(4)	1,169
Bath & Body Works U.S.	1,574	12	—	(3)	1,583
Bath & Body Works Canada	98	4	—	—	102
Total Bath & Body Works	1,672	16	—	(3)	1,685
Victoria's Secret U.K.	14	2	—	—	16
Victoria's Secret Beauty and Accessories	—	2	26	—	28
Total Victoria's Secret and Bath & Body Works International	14	4	26	—	44
Henri Bendel	29	—	—	—	29
La Senza Canada	126	—	—	(1)	125
Total L Brands Stores	3,005	29	26	(8)	3,052
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, “Acquisition” included in Item 1. Financial Statements.
Noncompany-Owned Store Data
The following table represents noncompany-owned store data for year-to-date 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	July 29, 2017
Victoria’s Secret Beauty & Accessories	391	18	(18)	391
Victoria's Secret	28	4	—	32
Bath & Body Works	159	15	(1)	173
La Senza	203	4	(9)	198
Total	781	41	(28)	794
The following table represents noncompany-owned store data for year-to-date 2016:

	Stores Operating at				Stores Operating at
	January 30, 2016	Opened	Closed	Transferred (a)	July 30, 2016
Victoria’s Secret Beauty & Accessories	373	25	(7)	(26)	365
Victoria's Secret	19	3	—	—	22
Bath & Body Works	125	16	(1)	—	140
La Senza	221	1	(9)	—	213
Total	738	45	(17)	(26)	740
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, “Acquisition” included in Item 1. Financial Statements.

Results of Operations
Second Quarter of 2017 Compared to Second Quarter of 2016
Operating Income
The following table provides our segment operating income and operating income (loss) rates (expressed as a percentage of net sales) for the second quarter of 2017 in comparison to the second quarter of 2016:

			Operating Income Rate
	2017	2016	2017	2016
Second Quarter	(in millions)
Victoria’s Secret	$183	$281	11.1%	15.0%
Bath & Body Works	156	148	18.2%	18.5%
Victoria’s Secret and Bath & Body Works International	2	8	1.5%	7.6%
Other (a)	(40)	(29)	(29.9)%	(23.4)%
Total Operating Income	$301	$408	10.9%	14.1%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the second quarter of 2017, operating income decreased $107 million, or 26%, to $301 million, and the operating income rate decreased to 10.9% from 14.1%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2017 in comparison to the second quarter of 2016:

	2017	2016	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,351	$1,469	(8)%
Victoria’s Secret Direct	295	398	(26)%
Total Victoria’s Secret	1,646	1,867	(12)%
Bath & Body Works Stores (a)	753	709	6%
Bath & Body Works Direct	107	92	16%
Total Bath & Body Works	860	801	7%
Victoria’s Secret and Bath & Body Works International	114	100	14%
Other (b)	135	122	11%
Total Net Sales	$2,755	$2,890	(5)%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the second quarter of 2017 to the second quarter of 2016:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Second Quarter	(in millions)
2016 Net Sales	$1,867	$801	$100	$122	$2,890
Comparable Store Sales	(142)	25	(2)	(2)	(121)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	25	20	12	—	57
Foreign Currency Translation	(1)	(1)	(3)	(1)	(6)
Direct Channels	(103)	15	4	2	(82)
International Wholesale, Royalty and Other	—	—	3	14	17
2017 Net Sales	$1,646	$860	$114	$135	$2,755

The following table compares the second quarter of 2017 comparable sales to the second quarter of 2016:

Second Quarter	2017	2016
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(14)%	2%
Bath & Body Works (b)	6%	5%
Total Comparable Sales	(8)%	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	(11)%	1%
Bath & Body Works (b)	4%	3%
Total Comparable Store Sales	(6)%	1%
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
The results by segment are as follows:
Victoria's Secret
For the second quarter of 2017, net sales decreased $221 million to $1.646 billion, comparable sales decreased 14%, and comparable store sales decreased 11%. Net sales decreased primarily due to strategic decisions to exit the swim and apparel categories and decrease direct mail and certain other promotional activities, a decline in core bra sales due to lower average unit retail prices and a decline in panties as we reposition the category. These results were partially offset by increases in PINK, sport and beauty driven by a compelling merchandise assortment that incorporated newness, innovation and fashion.
The decrease in comparable store sales was driven primarily by a decrease in total transactions and traffic, impacted significantly by the exit of certain categories and the promotional changes discussed above.
Bath & Body Works
For the second quarter of 2017, net sales increased $59 million to $860 million, comparable sales increased 6%, and comparable store sales increased 4%. Net sales increased across most categories including home fragrance and body care, which incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average unit retail and higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2017, net sales increased $14 million to $114 million primarily related to new company-owned Victoria's Secret stores and direct channel growth in Greater China and additional stores opened by our partners. These results were partially offset by declines in the Victoria's Secret International business and the negative impacts of foreign currency at Victoria's Secret U.K.
Other
For the second quarter of 2017, net sales increased $13 million to $135 million primarily due to an increase in wholesale sales.
Gross Profit
For the second quarter of 2017, our gross profit decreased $85 million to $1.028 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 37.3% from 38.5%, primarily driven by the following:
Victoria's Secret
For the second quarter of 2017, the gross profit decrease was primarily driven by lower merchandise margin dollars related to the decrease in net sales partially offset by lower clearance and promotional activity.
The gross profit rate decrease was driven by deleverage of buying and occupancy expenses on lower sales partially offset by an increase in the merchandise margin rate due to lower clearance and promotional activity.

Bath & Body Works
For the second quarter of 2017, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales. The increase in merchandise margin was partially offset by higher occupancy expenses due to investments in store real estate.
The gross profit rate remained flat.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2017, the gross profit increase was primarily driven by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners. These increases were partially offset by higher occupancy expenses due to investments in store real estate in Greater China and lower merchandise margin dollars in our Victoria's Secret International business due to performance and the negative impacts of foreign currency.
The gross profit rate decrease was driven by an increase in occupancy expenses due to investments in store real estate in Greater China and buying and occupancy deleverage on lower sales at Victoria's Secret U.K.
General, Administrative and Store Operating Expenses
For the second quarter of 2017, our general, administrative and store operating expenses increased $22 million to $727 million primarily driven by an increase in marketing expenses due to the return to targeted direct mail at Victoria's Secret, higher selling expenses at Bath & Body Works and increased corporate expenses in Greater China, partially offset by lower selling expenses related to lower sales volumes at Victoria's Secret.
The general, administrative and store operating expense rate increased to 26.4% from 24.4% due to deleverage from lower sales and increased marketing expenses.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2017 and 2016:

Second Quarter	2017	2016
Average daily borrowings (in millions)	$5,804	$5,998
Average borrowing rate (in percentages)	7.02%	6.71%
For the second quarter of 2017, our interest expense remained flat as a result of a higher average borrowing rate offset by lower average daily borrowings.
Other Income
For the second quarter of 2017, our other income decreased $56 million to $17 million primarily driven by a 2016 distribution received from Easton Town Center, LLC resulting in a pre-tax gain of $108 million and a $36 million pre-tax loss on extinguishment of the 2017 Notes recorded in the second quarter of 2016, partially offset by gains in the second quarter of 2017 related to distributions from certain of our Easton investments.
Provision for Income Taxes
For the second quarter of 2017, our effective tax rate was 36.0% compared to 33.6% in the second quarter of 2016. The second quarter of 2017 rate was lower than our combined federal and state statutory rate primarily due to the domestic manufacturing deduction. The second quarter of 2016 rate was lower than the Company’s combined federal and state statutory rate primarily due to the favorable resolution of certain tax matters.

Year-to-Date 2017 Compared to Year-to-Date 2016
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for year-to-date 2017 in comparison to year-to-date 2016:

			Operating Income Rate
	2017	2016	2017	2016
Year-to-Date	(in millions)
Victoria’s Secret	$342	$515	10.8%	14.3%
Bath & Body Works	258	260	16.8%	17.8%
Victoria’s Secret and Bath & Body Works International	1	21	0.5%	10.6%
Other (a)	(91)	(64)	(35.5)%	(26.9)%
Total Operating Income	$510	$732	9.8%	13.3%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For year-to-date 2017, operating income decreased $222 million, or 30%, to $510 million, and the operating income rate decreased to 9.8% from 13.3%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2017 in comparison to year-to-date 2016:

	2017	2016	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$2,597	$2,850	(9)%
Victoria’s Secret Direct	582	758	(23)%
Total Victoria’s Secret	3,179	3,608	(12)%
Bath & Body Works Stores (a)	1,342	1,296	4%
Bath & Body Works Direct	197	166	19%
Total Bath & Body Works	1,539	1,462	5%
Victoria’s Secret and Bath & Body Works International	217	195	11%
Other (b)	257	239	8%
Total Net Sales	$5,192	$5,504	(6)%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for year-to-date 2017 to year-to-date 2016:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2016 Net Sales	$3,608	$1,462	$195	$239	$5,504
Comparable Store Sales	(297)	18	(5)	(5)	(289)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	45	29	33	1	108
Foreign Currency Translation	(1)	(1)	(8)	(1)	(11)
Direct Channels	(176)	31	6	5	(134)
International Wholesale, Royalty and Other	—	—	(4)	18	14
2017 Net Sales	$3,179	$1,539	$217	$257	$5,192

The following table compares year-to-date 2017 comparable sales to year-to-date 2016:

Year-to-Date	2017	2016
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(14)%	2%
Bath & Body Works (b)	4%	6%
Total Comparable Sales	(9)%	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	(11)%	1%
Bath & Body Works (b)	2%	4%
Total Comparable Store Sales	(7)%	2%
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
The results by segment are as follows:
Victoria's Secret
For year-to-date 2017, net sales decreased $429 million to $3.179 billion, comparable sales decreased 14%, and comparable store sales decreased 11%. Net sales decreased primarily due to strategic decisions to exit the swim and apparel categories and decrease direct mail and certain other promotional activities, a decline in core bra sales due to lower average unit retail prices and a decline in panties and beauty as we reposition the categories. These results were partially offset by increases in PINK and sport driven by a compelling merchandise assortment that incorporated newness, innovation and fashion.
The decrease in comparable store sales was driven primarily by a decrease in total transactions and traffic, impacted significantly by the exit of certain categories and the promotional changes discussed above.
Bath & Body Works
For year-to-date 2017, net sales increased $77 million to $1.539 billion, comparable sales increased 4%, and comparable store sales increased 2%. Net sales increased across most categories including home fragrance and body care, which incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average unit retail and higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For year-to-date 2017, net sales increased $22 million to $217 million primarily related to new company-owned Victoria's Secret stores and direct channel growth in Greater China and additional stores opened by our partners. These results were partially offset by declines in the Victoria's Secret International business and the negative impacts of foreign currency at Victoria's Secret U.K.
Other
For year-to-date 2017, net sales increased $18 million to $257 million primarily due to an increase in wholesale sales.
Gross Profit
For year-to-date 2017, our gross profit decreased $225 million to $1.931 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 37.2% from 39.2%, primarily driven by the following:
Victoria's Secret
For year-to-date 2017, the gross profit decrease was primarily driven by lower merchandise margin dollars related to the decrease in net sales. Buying and occupancy expenses decreased primarily driven by the discontinuation of catalogue production and was partially offset by an increase in occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by deleverage of buying and occupancy expenses on lower sales, partially offset by lower catalogue costs and other cost reductions.

Bath & Body Works
For year-to-date 2017, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by an increase in occupancy expenses primarily due to investments in store real estate.
Victoria's Secret and Bath & Body Works International
For year-to-date 2017, the gross profit decrease was primarily driven by higher occupancy expenses due to investments in store real estate in Greater China and lower merchandise margin dollars in our Victoria's Secret International business due to performance and the negative impacts of foreign currency at Victoria's Secret U.K. These decreases were partially offset by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners.
The gross profit rate decrease was driven by an increase in occupancy expenses due to investments in store real estate in Greater China and buying and occupancy deleverage on lower sales in our Victoria's Secret International business.
General, Administrative and Store Operating Expenses
For year-to-date 2017, our general, administrative and store operating expenses decreased $3 million to $1.421 billion primarily driven by lower selling expenses related to lower sales volumes at Victoria's Secret and severance charges recorded in the first quarter of 2016 related to the Victoria's Secret restructuring, partially offset by an increase in marketing expenses due to the return of targeted direct mail at Victoria's Secret, higher selling expenses at Bath & Body Works and increased corporate expenses in Greater China.
The general, administrative and store operating expense rate increased to 27.4% from 25.9% due to deleverage from lower sales and increased marketing expenses, partially offset by Victoria's Secret restructuring charges recorded in the first quarter of 2016.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2017 and 2016:

Year-to-Date	2017	2016
Average daily borrowings (in millions)	$5,797	$5,879
Average borrowing rate (in percentages)	6.99%	6.72%
For year-to-date 2017, our interest expense increased $2 million to $201 million primarily due to a higher average borrowing rate partially offset by lower average daily borrowings.
Other Income
For year-to-date 2017, our other income decreased $53 million to $27 million primarily driven by a 2016 distribution received from Easton Town Center, LLC resulting in a pre-tax gain of $108 million and a $36 million pre-tax loss on extinguishment of the 2017 Notes recorded in 2016, partially offset by gains in 2017 related to distributions from certain of our Easton investments.
Provision for Income Taxes
For year-to-date 2017, our effective tax rate was 30.6% compared to 34.0% year-to-date 2016. The year-to-date 2017 rate was lower than our combined federal and state statutory rate primarily due to the recognition of tax benefits resulting from stock options exercised. The year-to-date 2016 rate was lower than our combined federal and state statutory rate primarily due to the resolution of certain tax matters.

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

We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2017, we have paid $344 million in regular dividends and repurchased $132 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $351 million as of July 29, 2017. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.
The following table provides our debt balance, net of unamortized debt issuance costs and discounts, as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$989	$989
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	993	992	992
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	993	992	991
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	692	692	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	497	497
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	497	496	500
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	397	397	396
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,059	$5,055	$5,057
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Foreign Facilities	64	36	17
Total Senior Unsecured Debt	$709	$681	$662
Total	$5,768	$5,736	$5,719
Current Portion of Long-term Debt	(64)	(36)	(13)
Total Long-term Debt, Net of Current Portion	$5,704	$5,700	$5,706
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of July 29, 2017, $2 million as of January 28, 2017 and $8 million as of July 30, 2016.

Issuance of Notes
In June 2016, we issued $700 million of 6.75% notes due in July 2036. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by our Guarantors. The proceeds from the issuance were $692 million, which were net of issuance costs of $8 million. These issuance costs are being amortized through the maturity date of July 2036 and are included within Long-term Debt on the Consolidated Balance Sheets.
Repurchase of Notes
In July 2016, we used the proceeds from the 2036 Notes to repurchase the $700 million 2017 Notes for $742 million. In the second quarter of 2016, we recognized a pre-tax loss on extinguishment of this debt of $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes. This loss is included in Other Income in the 2016 Consolidated Statements of Income.
Revolving Facility
In May 2017, we entered into an amendment and restatement of our secured revolving credit facility. The Amendment maintains the aggregate amount of the commitments of the lenders under the Revolving Facility at $1 billion and extends the termination date from July 18, 2019 to May 11, 2022. The Amendment allows certain of our non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
In addition, the Amendment reduced the commitment fees payable under the Revolving Facility, which are based on our long-term credit rating, to 0.25% per annum. The Amendment did not modify our quantitative covenant requirements, but did provide an increased limit on restricted payments in the event we do not meet the criteria to make these payments without limitation and provides greater flexibility with respect to our ability to grant liens on assets.
We incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and recorded in Other Assets on the July 29, 2017 Consolidated Balance Sheet and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is LIBOR plus 1.50% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of July 29, 2017, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of July 29, 2017, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of July 29, 2017 that reduced our remaining availability under our Revolving Facility.
Foreign Facilities
In addition to the Revolving Facility, we maintain various revolving and term loan bank facilities with availability totaling $100 million to support our foreign operations. Current borrowings on these Foreign Facilities mature between July 30, 2017 and July 31, 2018. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
For year-to-date 2017, we borrowed $36 million and made payments of $8 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2017 was $64 million.
Interest Rate Swap Arrangements
We have interest rate swap arrangements related to $300 million of the outstanding 2019 Notes that are designated as interest rate fair value hedges as of July 29, 2017. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.

Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in millions)
Net Cash Provided by Operating Activities (a) (b)	$221	$1,990	$508
Capital Expenditures (a)	372	990	497
Working Capital	1,199	1,451	1,141
Capitalization:
Long-term Debt	5,704	5,700	5,706
Shareholders’ Equity (Deficit)	(914)	(729)	(1,130)
Total Capitalization	$4,790	$4,971	$4,576
Remaining Amounts Available Under Credit Agreements (c)	$992	$992	$992
 _______________

(a)	The January 28, 2017 amounts represent a fifty-two week period, and the July 29, 2017 and July 30, 2016 amounts represent twenty-six week periods.

(b)
As further discussed in Note 2 included in Item 1. Financial Statements, prior year amounts have been recast to reflect the retrospective application of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

(c)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We had outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million as of July 29, 2017, January 28, 2017 and July 30, 2016.

Credit Ratings
The following table provides our credit ratings as of July 29, 2017:

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

Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for year-to-date 2017 and 2016:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2017	2016	2017	2016	2017	2016
	(in millions)	(in thousands)		(in millions)
February 2017	$250	2,605	NA	$129	NA	$49.58	NA
February 2016	$500	51	4,968	3	$388	$58.95	$78.07
Total		2,656	4,968	$132	$388
In the first quarter of 2017, our Board of Directors approved a new $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program.
In the first quarter of 2016, our Board of Directors approved a $500 million share repurchase program, which included $17 million remaining under the June 2015 repurchase program.
The February 2017 repurchase program had $121 million remaining as of July 29, 2017. Subsequent to July 29, 2017, we repurchased an additional 2.4 million shares of common stock for $90 million under this program.
There were $3 million of share repurchases reflected in Accounts Payable on the July 29, 2017, January 28, 2017 and July 30, 2016 Consolidated Balance Sheets.
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
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2017 and 2016:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2017
Second Quarter	$0.60	$—	$0.60	$172
First Quarter	0.60	—	0.60	172
2017 Total	$1.20	$—	$1.20	$344
2016
Second Quarter	$0.60	$—	$0.60	$173
First Quarter	0.60	2.00	2.60	750
2016 Total	$1.20	$2.00	$3.20	$923
Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2017 and 2016:

	Year-to-Date
	2017	2016
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,934	$2,548
Net Cash Flows Provided by Operating Activities	221	508
Net Cash Flows Used for Investing Activities	(350)	(394)
Net Cash Flows Used for Financing Activities	(449)	(1,386)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	4	(3)
Net Decrease in Cash and Cash Equivalents	(574)	(1,275)
Cash and Cash Equivalents, End of Period	$1,360	$1,273

Operating Activities
Net cash provided by operating activities in 2017 was $221 million, including net income of $233 million. Net income included depreciation and amortization of $282 million and share-based compensation expense of $50 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Income Taxes Payable and Inventories, and the changes in Accounts Payable, Accrued Expenses and Other, Accounts Receivable and Other Assets and Liabilities.
Net cash provided by operating activities in 2016 was $508 million, including net income of $405 million. Net income included depreciation and amortization of $245 million, a gain on distribution from an Easton investment of $108 million, share-based compensation expense of $46 million and loss on extinguishment of debt of $36 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories and Income Taxes Payable and the changes in Other Assets and Liabilities.
Investing Activities
Net cash used for investing activities in 2017 was $350 million consisting primarily of capital expenditures of $372 million partially offset by a $27 million return of capital from certain of our Easton investments. The capital expenditures included $329 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2016 was $394 million consisting primarily of capital expenditures of $497 million and$31 million related to the acquisition of our Victoria's Secret Beauty and Accessories franchise partner's operations and stores in Greater China, partially offset by an $111 million return of capital from certain of our Easton investments and proceeds from the sale of marketable securities of $10 million. The capital expenditures included $405 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2017 was $449 million consisting primarily of quarterly dividend payments of $1.20 per share, or $344 million, payments for repurchases of common stock of $132 million, tax payments related to share-based awards of $30 million and $28 million of net new borrowings under our foreign facilities, partially offset by proceeds from the exercise of stock options of $37 million.
Net cash used for financing activities in 2016 was $1.386 billion consisting primarily of quarterly and special dividend payments aggregating to $3.20 per share, or $923 million, $742 million to repurchase our 2017 Notes, payments for repurchases of common stock of $385 million, and tax payments related to share-based awards of $50 million, partially offset by net proceeds of $692 million from the 2036 Notes issuance and proceeds from the exercise of stock options of $13 million.
Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of $12 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to these guarantee obligations as of July 29, 2017, January 28, 2017 or July 30, 2016 as we concluded that payments under these guarantees were not probable.
In connection with noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $104 million. We recorded a liability of less than $1 million as of July 29, 2017, a liability of $1 million as of January 28, 2017, and a liability of $3 million as of July 30, 2016 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Share-Based Compensation
In the first quarter of 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  On a prospective basis, this standard requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are exercised.  These effects were historically recorded in equity on the balance sheet.  As a result, we recognized $2 million and $13 million of excess tax benefits related to share-based awards in Provision for Income Taxes in the second quarter and year-to-date 2017 Consolidated Statements of Income, respectively.  The standard also requires all tax-related cash flows from share-based awards to be reported as operating activities on the statements of cash flows and any cash payments made to taxing authorities on an employee's behalf from withheld shares as financing activities.  The retrospective application of these changes resulted in an $87 million increase in operating cash flows and a corresponding decrease to financing cash flows on the 2016 Consolidated Statement of Cash Flows. Further, as allowed by the standard, we will continue to estimate award forfeitures at the time awards are granted and adjust, if necessary, in subsequent periods based on historical experience and expected future forfeiture rates.

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

We continue to evaluate the impacts of this standard. Our most significant changes to current accounting relate to the points earned under the Victoria's Secret customer loyalty program and our accounting for sales returns. The new standard will require a deferral of revenue associated with loyalty points using a relative stand-alone selling price method and will also require sales returns to be presented on a gross basis with the sales refund liability presented separately from the return asset. We are continuing to evaluate the further impacts the standard will have on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. We will adopt the standard in the first quarter of fiscal 2018 under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings.

Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective beginning in fiscal 2019, with early adoption permitted.

We are currently evaluating the impacts that this standard will have on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. We currently expect that most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the standard. Thus, we expect adoption will result in a material increase to the assets and liabilities on our Consolidated Balance Sheet. We will adopt the standard in the first quarter of fiscal 2019.

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
The majority of our long-term debt as of July 29, 2017, has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of July 29, 2017, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of July 29, 2017, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and fair value of long-term debt, excluding foreign facility borrowings, and swap arrangements as of July 29, 2017, January 28, 2017 and July 30, 2016:

	July 29, 2017	January 28, 2017	July 30, 2016
	(in millions)
Long-term Debt:
Principal Value	$5,750	$5,750	$5,750
Fair Value, Estimated (a)	5,929	6,030	6,349
Foreign Currency Cash Flow Hedges (b)	3	(17)	(16)
Interest Rate Fair Value Hedges (b)	(2)	(2)	(8)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in a net liability (asset) position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2017	447	$49.38	191	$160,329
June 2017	233	52.38	228	148,380
July 2017	622	44.84	616	120,788
Total	1,302		1,035
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
Date: September 1, 2017

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.