Form 10-Q
period 2017-10-28
L Brands, Inc.
filed 2017-12-01
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 24, 2017
282,265,177 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2017” and “third quarter of 2016” refer to the thirteen week periods ending October 28, 2017 and October 29, 2016, respectively. “Year-to-date 2017” and “year-to-date 2016” refer to the thirty-nine week periods ending October 28, 2017 and October 29, 2016, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2017	2016	2017	2016
Net Sales	$2,618	$2,581	$7,809	$8,085
Costs of Goods Sold, Buying and Occupancy	(1,629)	(1,556)	(4,890)	(4,904)
Gross Profit	989	1,025	2,919	3,181
General, Administrative and Store Operating Expenses	(757)	(741)	(2,177)	(2,166)
Operating Income	232	284	742	1,015
Interest Expense	(99)	(97)	(300)	(295)
Other Income	2	3	28	83
Income Before Income Taxes	135	190	470	803
Provision for Income Taxes	49	68	151	277
Net Income	$86	$122	$319	$526
Net Income Per Basic Share	$0.30	$0.43	$1.12	$1.83
Net Income Per Diluted Share	$0.30	$0.42	$1.11	$1.81
Dividends Per Share	$0.60	$0.60	$1.80	$3.80

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2017	2016	2017	2016
Net Income	$86	$122	$319	$526
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	(15)	8	(25)
Unrealized Gain (Loss) on Cash Flow Hedges	10	9	(7)	(2)
Reclassification of Cash Flow Hedges to Earnings	(4)	(4)	1	5
Unrealized Gain (Loss) on Marketable Securities	—	—	1	(3)
Reclassification of Gain on Marketable Securities to Earnings	—	—	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	4	(10)	3	(28)
Total Comprehensive Income	$90	$112	$322	$498

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	October 28, 2017	January 28, 2017	October 29, 2016
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$735	$1,934	$654
Accounts Receivable, Net	285	294	325
Inventories	1,715	1,096	1,651
Other	195	141	256
Total Current Assets	2,930	3,465	2,886
Property and Equipment, Net	2,920	2,741	2,770
Goodwill	1,348	1,348	1,348
Trade Names and Other Intangible Assets, Net	411	411	411
Deferred Income Taxes	23	19	30
Other Assets	184	186	218
Total Assets	$7,816	$8,170	$7,663
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,037	$683	$962
Accrued Expenses and Other	896	997	909
Current Portion of Long-term Debt	80	36	23
Income Taxes	6	298	113
Total Current Liabilities	2,019	2,014	2,007
Deferred Income Taxes	367	352	262
Long-term Debt	5,705	5,700	5,701
Other Long-term Liabilities	844	831	881
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 318, 315 and 315 shares issued; 282, 286 and 286 shares outstanding, respectively	159	157	157
Paid-in Capital	732	650	620
Accumulated Other Comprehensive Income	15	12	12
Retained Earnings (Accumulated Deficit)	8	205	(254)
Less: Treasury Stock, at Average Cost; 36, 29 and 29 shares, respectively	(2,035)	(1,753)	(1,725)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,121)	(729)	(1,190)
Noncontrolling Interest	2	2	2
Total Equity (Deficit)	(1,119)	(727)	(1,188)
Total Liabilities and Equity (Deficit)	$7,816	$8,170	$7,663

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2017	2016
Operating Activities:
Net Income	$319	$526
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	426	378
Amortization of Landlord Allowances	(35)	(35)
Share-based Compensation Expense	74	70
Deferred Income Taxes	11	9
Gains on Distributions from Easton Investments	(20)	(112)
Loss on Extinguishment of Debt	—	36
Gain on Sale of Marketable Securities	—	(4)
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisition:
Accounts Receivable	9	(75)
Inventories	(616)	(527)
Accounts Payable, Accrued Expenses and Other	247	224
Income Taxes Payable	(307)	(74)
Other Assets and Liabilities	30	(5)
Net Cash Provided by Operating Activities	138	411
Investing Activities:
Capital Expenditures	(599)	(825)
Return of Capital from Easton Investments	27	116
Acquisition, Net of Cash Acquired of $1	—	(33)
Proceeds from Sale of Marketable Securities	—	10
Other Investing Activities	(9)	11
Net Cash Used for Investing Activities	(581)	(721)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	—	692
Payment of Long-term Debt	—	(742)
Borrowings from Foreign Facilities	67	20
Repayments on Foreign Facilities	(23)	(4)
Dividends Paid	(516)	(1,096)
Repurchases of Common Stock	(283)	(410)
Tax Payments related to Share-based Awards	(31)	(56)
Proceeds from Exercise of Stock Options	37	17
Financing Costs	(5)	—
Other Financing Activities	(4)	(2)
Net Cash Used for Financing Activities	(758)	(1,581)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	(3)
Net Decrease in Cash and Cash Equivalents	(1,199)	(1,894)
Cash and Cash Equivalents, Beginning of Period	1,934	2,548
Cash and Cash Equivalents, End of Period	$735	$654

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2017” and “third quarter of 2016” refer to the thirteen week periods ending October 28, 2017 and October 29, 2016, respectively. “Year-to-date 2017” and “year-to-date 2016” refer to the thirty-nine week periods ending October 28, 2017 and October 29, 2016, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended October 28, 2017 and October 29, 2016 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2016 Annual Report on Form 10-K.
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

2. New Accounting Pronouncements
Share-Based Compensation
In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  On a prospective basis, this standard requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are exercised.  These effects were historically recorded in equity on the balance sheet.  As a result, the Company recognized $13 million of excess tax benefits related to share-based awards in Provision for Income Taxes in the year-to-date 2017 Consolidated Statement of Income. The standard also requires all tax-related cash flows from share-based awards to be reported as operating activities on the statements of cash flows and any cash payments made to taxing authorities on an employee's behalf from withheld shares as financing activities.  The retrospective application of these changes resulted in an $95 million increase in operating cash flows and a corresponding decrease to financing cash flows on the 2016 Consolidated Statement of Cash Flows. Further, as allowed by the standard, the Company will continue to estimate award forfeitures at the time awards are granted and adjust, if necessary, in subsequent periods based on historical experience and expected future forfeiture rates.

Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which was further clarified and amended in 2015 and 2016. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018. The standard allows for either a full retrospective or a modified retrospective transition method.

The Company continues to evaluate the impacts of this standard. The new standard will change current accounting related to loyalty points earned under the Victoria's Secret customer loyalty program as revenue associated with customer loyalty points will be deferred until redeemed using a relative stand-alone selling price method. The new standard will also change the Company's accounting for sales returns which requires balance sheet presentation on a gross basis. Further, income from the Victoria's Secret private label credit card arrangement, which has historically been presented as a reduction to General, Administrative and Store Operating Expenses, will now be presented as revenue under the new standard. The Company is continuing to evaluate the further impacts the standard will have on the Consolidated Statements of Income and Comprehensive Income, Balance Sheets, Statements of Cash Flows and disclosures. The Company will adopt the standard in the first quarter of fiscal 2018 under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings.

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

Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which is intended to better align risk management activities and financial reporting for hedging relationships. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. This guidance will be effective beginning in fiscal 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
3. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter and year-to-date 2017 and 2016:

	Third Quarter		Year-to-Date
	2017	2016	2017	2016
	(in millions)
Weighted-average Common Shares:
Issued Shares	318	315	317	314
Treasury Shares	(34)	(29)	(32)	(27)
Basic Shares	284	286	285	287
Effect of Dilutive Options and Restricted Stock	1	4	3	4
Diluted Shares	285	290	288	291
Anti-dilutive Options and Awards (a)	6	2	5	2
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for year-to-date 2017 and 2016:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2017	2016	2017	2016	2017	2016
	(in millions)	(in thousands)		(in millions)
September 2017	$250	935	NA	$39	NA	$41.30	NA
February 2017	250	5,500	NA	240	NA	$43.57	NA
February 2016	500	51	5,270	3	$410	$58.95	$77.75
Total		6,486	5,270	$282	$410
In the third quarter of 2017, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $10 million remaining under the February 2017 repurchase program.
In the first quarter of 2017, the Company's Board of Directors approved a $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program.
In the first quarter of 2016, the Company's Board of Directors approved a $500 million share repurchase program, which included the $17 million remaining under the June 2015 repurchase program.

The September 2017 repurchase program had $211 million remaining as of October 28, 2017. Subsequent to October 28, 2017, the Company repurchased an additional 0.1 million shares of common stock for $6 million under this program.
There were $2 million and $3 million of share repurchases reflected in Accounts Payable on the October 28, 2017 and January 28, 2017 Consolidated Balance Sheets, respectively. There were no share repurchases reflected in Accounts Payable on the October 29, 2016 Consolidated Balance Sheet.
Treasury Stock Retirement
Subsequent to October 28, 2017, the Company retired 36 million shares of its treasury stock.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2017 and 2016:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2017
Third Quarter	$0.60	$—	$0.60	$172
Second Quarter	0.60	—	0.60	172
First Quarter	0.60	—	0.60	172
2017 Total	$1.80	$—	$1.80	$516
2016
Third Quarter	$0.60	$—	$0.60	$173
Second Quarter	0.60	—	0.60	173
First Quarter	0.60	2.00	2.60	750
2016 Total	$1.80	$2.00	$3.80	$1,096

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

5. Restructuring Activities
During the first quarter of 2016, the Company made strategic changes within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories, streamline operations and emphasize brand building and loyalty-enhancing marketing and advertising rather than using traditional catalogues and offers. As a result of these actions, the Company recorded charges related to cancellations of fabric commitments for non-go forward merchandise and a reserve against paper that was previously intended for future catalogues. These costs, totaling $11 million, including non-cash charges of $10 million, are included in Cost of Goods Sold, Buying and Occupancy on the year-to-date 2016 Consolidated Statement of Income. These actions also resulted in the elimination of approximately 200 positions primarily in the Company's Ohio and New York home offices. Severance and related costs associated with these eliminations, totaling $24 million, are included in General, Administrative and Store Operating Expenses on the year-to-date 2016 Consolidated Statement of Income. The Company recognized a total pre-tax charge of $35 million for these items in the first quarter of 2016. The remaining liability for unpaid severance and related costs was not significant as of October 28, 2017.

6. Inventories
The following table provides details of inventories as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in millions)
Finished Goods Merchandise	$1,549	$982	$1,499
Raw Materials and Merchandise Components	166	114	152
Total Inventories	$1,715	$1,096	$1,651
Inventories are principally valued at the lower of cost, as determined by the weighted-average cost method, or net realizable value.

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in millions)
Property and Equipment, at Cost	$6,608	$6,282	$6,218
Accumulated Depreciation and Amortization	(3,688)	(3,541)	(3,448)
Property and Equipment, Net	$2,920	$2,741	$2,770
Depreciation expense was $144 million and $133 million for the third quarter of 2017 and 2016, respectively. Depreciation expense was $426 million and $378 million for year-to-date 2017 and 2016, respectively.

8. Equity Investments and Other
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $78 million as of October 28, 2017, $79 million as of January 28, 2017, and $80 million as of October 29, 2016, and are recorded in Other Assets on the Consolidated Balance Sheets.

Included in the Company’s Easton investments are equity interests in Easton Town Center, LLC (“ETC”) and Easton Gateway, LLC (“EG”), entities that own and develop commercial entertainment and shopping centers. The Company’s investments in ETC and EG are accounted for using the equity method of accounting. The Company has a majority financial interest in ETC and EG, but another unaffiliated member manages them, and certain significant decisions regarding ETC and EG require the consent of unaffiliated members in addition to the Company.

During 2017, the Company received cash distributions of $27 million from certain of its Easton investments. As a result, the Company recognized pre-tax gains totaling $20 million which are included in Other Income on the 2017 Consolidated

Statements of Income and the return of capital is included within the Investing Activities section of the 2017 Consolidated Statement of Cash Flows.

In July 2016, ETC refinanced its bank loan. In conjunction with the loan refinancing, the Company received a cash distribution from ETC of $124 million and recognized a pre-tax gain of $108 million (after-tax gain of $70 million). The gain is included in Other Income on the year-to-date 2016 Consolidated Statements of Income and the return of capital is included within the Investing Activities section of the 2016 Consolidated Statement of Cash Flows.

9. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events. The Company’s quarterly effective tax rate does not reflect a benefit associated with losses related to certain foreign subsidiaries.
For the third quarter of 2017, the Company’s effective tax rate was 36.1% compared to 36.0% in the third quarter of 2016. The third quarter 2017 rate and the third quarter 2016 rate were lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters.
For year-to-date 2017, the Company's effective tax rate was 32.2% compared to 34.5% year-to-date 2016. The year-to-date 2017 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the recognition of tax benefits resulting from stock options exercised. The year-to-date 2016 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
As of October 28, 2017, any unrecognized deferred income tax liability resulting from the Company's undistributed foreign earnings from non-U.S. subsidiaries is not expected to reverse in the foreseeable future; furthermore, the undistributed foreign earnings are permanently reinvested. If the Company elects to distribute these foreign earnings in the future, they could be subject to additional income taxes. Determination of the amount of any unrecognized deferred income tax liability on these undistributed foreign earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Income taxes paid were approximately $141 million and $103 million for the third quarter of 2017 and 2016, respectively. Income taxes paid were approximately $461 million and $441 million for year-to-date 2017 and 2016, respectively.

10. Long-term Debt
The following table provides the Company’s debt balance, net of unamortized debt issuance costs and discounts, as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$989	$989
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	993	992	992
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	994	992	992
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	692	692	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	497	497
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	496	496	498
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	398	397	396
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,060	$5,055	$5,056
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Foreign Facilities	80	36	23
Total Senior Unsecured Debt	$725	$681	$668
Total	$5,785	$5,736	$5,724
Current Portion of Long-term Debt	(80)	(36)	(23)
Total Long-term Debt, Net of Current Portion	$5,705	$5,700	$5,701
 ________________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of October 28, 2017, $2 million as of January 28, 2017 and $6 million as of October 29, 2016.

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

The Company incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and recorded in Other Assets on the October 28, 2017 Consolidated Balance Sheet and are being amortized over the remaining term of the Revolving Facility.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of October 28, 2017, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of October 28, 2017, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $8 million of outstanding letters of credit as of October 28, 2017 that reduced its remaining availability under the Revolving Facility.
Foreign Facilities
In addition to the Revolving Facility, the Company maintains various revolving and term loan bank facilities with availability totaling $100 million to support its foreign operations (“Foreign Facilities”). Current borrowings on these Foreign Facilities mature between October 31, 2017 and October 18, 2018. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
For year-to-date 2017, the Company borrowed $67 million and made payments of $23 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2017 was $80 million.
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

The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of October 28, 2017.

The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in millions)
Notional Amount	$379	$360	$362

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in millions)
Other Current Assets	$14	$18	$6
Accrued Expenses and Other	4	1	—
Other Long-term Assets	1	—	20

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for the third quarter and year-to-date 2017 and 2016:

	Third Quarter		Year-to-Date
	2017	2016	2017	2016
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Loss)	$11	$10	$(8)	$(1)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Cost of Goods Sold, Buying and Occupancy Expense (a)	—	—	(3)	—
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (b)	(4)	(4)	3	5
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

The Company estimates that $3 million of losses included in accumulated other comprehensive income (loss) as of October 28, 2017 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.
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
The following table provides a summary of the fair value and balance sheet classification of the derivative financial instruments designated as interest rate fair value hedges as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in millions)
Other Long-term Assets	$1	$2	$6

12. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of long-term debt, excluding foreign facility borrowings, as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in millions)
Principal Value	$5,750	$5,750	$5,750
Fair Value (a)	6,033	6,030	6,352
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of October 28, 2017, January 28, 2017 and October 29, 2016:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of October 28, 2017
Assets:
Cash and Cash Equivalents	$735	$—	$—	$735
Marketable Securities	6	—	—	6
Interest Rate Fair Value Hedges	—	1	—	1
Foreign Currency Cash Flow Hedges	—	15	—	15
Liabilities:
Foreign Currency Cash Flow Hedges	—	4	—	4
As of January 28, 2017
Assets:
Cash and Cash Equivalents	$1,934	$—	$—	$1,934
Marketable Securities	5	—	—	5
Interest Rate Fair Value Hedges	—	2	—	2
Foreign Currency Cash Flow Hedges	—	18	—	18
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1
As of October 29, 2016
Assets:
Cash and Cash Equivalents	$654	$—	$—	$654
Marketable Securities	8	—	—	8
Interest Rate Fair Value Hedges	—	6	—	6
Foreign Currency Cash Flow Hedges	—	26	—	26

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

13. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income (loss) for year-to-date 2017:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 28, 2017	$9	$3	$—	$12
Other Comprehensive Income (Loss) Before Reclassifications	8	(8)	1	1
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	1	—	1
Tax Effect	—	1	—	1
Current-period Other Comprehensive Income (Loss)	8	(6)	1	3
Balance as of October 28, 2017	$17	$(3)	$1	$15
The following table provides the rollforward of accumulated other comprehensive income (loss) for year-to-date 2016:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income (Loss)
	(in millions)
Balance as of January 30, 2016	$28	$4	$8	$40
Other Comprehensive Income (Loss) Before Reclassifications	(25)	(1)	(6)	(32)
Amounts Reclassified from Accumulated Other Comprehensive Income (Loss)	—	5	(4)	1
Tax Effect	—	(1)	4	3
Current-period Other Comprehensive Income (Loss)	(25)	3	(6)	(28)
Balance as of October 29, 2016	$3	$7	$2	$12
The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income (loss) for the third quarter and year-to-date 2017 and 2016:

Details About Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)				Location on Consolidated Statements of Income
	Third Quarter		Year-to-Date
	2017	2016	2017	2016
	(in millions)
(Gain) Loss on Cash Flow Hedges	$—	$—	$(3)	$—	Cost of Goods Sold, Buying and Occupancy
	(4)	(4)	3	5	Other Income
	—	—	1	—	Provision for Income Taxes
	$(4)	$(4)	$1	$5	Net Income

Sale of Available-for-Sale Securities	$—	$—	$—	$(4)	Other Income
	—	—	—	1	Provision for Income Taxes
	$—	$—	$—	$(3)	Net Income

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

Guarantees
In connection with the disposition of certain businesses, the Company has remaining guarantees of $11 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to these guarantee obligations as of October 28, 2017, January 28, 2017 or October 29, 2016 as it concluded that payments under these guarantees were not probable.
In connection with noncancellable operating leases of certain assets, the Company provides residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $104 million. The Company recorded a liability of less than $1 million as of October 28, 2017, a liability of $1 million as of January 28, 2017, and a liability of $3 million as of October 29, 2016 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $17 million for the third quarter of 2017 and $15 million for the third quarter of 2016. Total expense recognized related to the qualified plan was $49 million for year-to-date 2017 and $47 million for year-to-date 2016.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors, prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for the third quarter of 2017 and $7 million for the third quarter of 2016. Total expense recognized related to the non-qualified plan was $15 million for year-to-date 2017 and $20 million for year-to-date 2016.

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
The Bath & Body Works segment sells body care, home fragrance products, soaps and sanitizers under the Bath & Body Works, White Barn, C.O. Bigelow and other brand names. Bath & Body Works merchandise is sold at retail stores located in the U.S. and Canada and through its website, www.BathandBodyWorks.com.

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

•	Henri Bendel, which sells handbags, jewelry and other accessory products through company-owned stores and its website, www.HenriBendel.com; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the third quarter and year-to-date 2017 and 2016:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2017
Third Quarter:
Net Sales	$1,539	$816	$115	$148	$2,618
Operating Income (Loss)	134	138	—	(40)	232
Year-to-Date:
Net Sales	$4,718	$2,354	$332	$405	$7,809
Operating Income (Loss)	476	396	1	(131)	742
2016
Third Quarter:
Net Sales	$1,584	$770	$104	$123	$2,581
Operating Income (Loss)	164	145	9	(34)	284
Year-to-Date:
Net Sales	$5,192	$2,232	$299	$362	$8,085
Operating Income (Loss)	679	405	30	(99)	1,015
The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $365 million and $330 million for the third quarter of 2017 and 2016, respectively. The Company's international net sales across all segments totaled $1.014 billion and $958 million for year-to-date 2017 and 2016, respectively.

17. Subsequent Events
Subsequent to October 28, 2017, the Company retired 36 million shares of its treasury stock.
Subsequent to October 28, 2017, the Company repurchased an additional 0.1 million shares of common stock for $6 million under the September 2017 repurchase program. For additional information, see Note 3, “Earnings Per Share and Shareholders' Equity (Deficit).”

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of October 28, 2017, January 28, 2017 and October 29, 2016 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended October 28, 2017 and October 29, 2016.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	October 28, 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$377	$358	$—	$735
Accounts Receivable, Net	1	181	103	—	285
Inventories	—	1,519	196	—	1,715
Other	(1)	74	122	—	195
Total Current Assets	—	2,151	779	—	2,930
Property and Equipment, Net	—	2,056	864	—	2,920
Goodwill	—	1,318	30	—	1,348
Trade Names and Other Intangible Assets, Net	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,552	18,111	1,687	(24,350)	—
Deferred Income Taxes	—	10	13	—	23
Other Assets	130	26	640	(612)	184
Total Assets	$4,682	$24,083	$4,013	$(24,962)	$7,816
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2	$567	$468	$—	$1,037
Accrued Expenses and Other	108	485	303	—	896
Current Portion of Long-term Debt	—	—	80	—	80
Income Taxes	—	—	6	—	6
Total Current Liabilities	110	1,052	857	—	2,019
Deferred Income Taxes	(2)	(82)	451	—	367
Long-term Debt	5,705	597	—	(597)	5,705
Other Long-term Liabilities	3	766	90	(15)	844
Total Equity (Deficit)	(1,134)	21,750	2,615	(24,350)	(1,119)
Total Liabilities and Equity (Deficit)	$4,682	$24,083	$4,013	$(24,962)	$7,816

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,508	$947	$(837)	$2,618
Costs of Goods Sold, Buying and Occupancy	—	(1,639)	(717)	727	(1,629)
Gross Profit	—	869	230	(110)	989
General, Administrative and Store Operating Expenses	(2)	(731)	(104)	80	(757)
Operating Income (Loss)	(2)	138	126	(30)	232
Interest Expense	(98)	(28)	(3)	30	(99)
Other Income	—	2	—	—	2
Income (Loss) Before Income Taxes	(100)	112	123	—	135
Provision for Income Taxes	1	27	21	—	49
Equity in Earnings (Loss), Net of Tax	187	166	67	(420)	—
Net Income (Loss)	$86	$251	$169	$(420)	$86

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$86	$251	$169	$(420)	$86
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(2)	—	(2)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	10	—	10
Reclassification of Cash Flow Hedges to Earnings	—	—	(4)	—	(4)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	4	—	4
Total Comprehensive Income (Loss)	$86	$251	$173	$(420)	$90

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Third Quarter 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,478	$846	$(743)	$2,581
Costs of Goods Sold, Buying and Occupancy	—	(1,545)	(678)	667	(1,556)
Gross Profit	—	933	168	(76)	1,025
General, Administrative and Store Operating Expenses	(1)	(685)	(111)	56	(741)
Operating Income (Loss)	(1)	248	57	(20)	284
Interest Expense	(97)	(20)	(2)	22	(97)
Other Income (Loss)	—	—	3	—	3
Income (Loss) Before Income Taxes	(98)	228	58	2	190
Provision (Benefit) for Income Taxes	—	82	(14)	—	68
Equity in Earnings (Loss), Net of Tax	220	47	4	(271)	—
Net Income (Loss)	$122	$193	$76	$(269)	$122

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Third Quarter 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$122	$193	$76	$(269)	$122
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(15)	—	(15)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	9	—	9
Reclassification of Cash Flow Hedges to Earnings	—	—	(4)	—	(4)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(10)	—	(10)
Total Comprehensive Income (Loss)	$122	$193	$66	$(269)	$112

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$7,398	$2,472	$(2,061)	$7,809
Costs of Goods Sold, Buying and Occupancy	—	(4,779)	(1,930)	1,819	(4,890)
Gross Profit	—	2,619	542	(242)	2,919
General, Administrative and Store Operating Expenses	(8)	(2,059)	(290)	180	(2,177)
Operating Income (Loss)	(8)	560	252	(62)	742
Interest Expense	(298)	(61)	(8)	67	(300)
Other Income (Loss)	—	6	22	—	28
Income (Loss) Before Income Taxes	(306)	505	266	5	470
Provision (Benefit) for Income Taxes	1	92	58	—	151
Equity in Earnings (Loss), Net of Tax	626	642	447	(1,715)	—
Net Income (Loss)	$319	$1,055	$655	$(1,710)	$319

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$319	$1,055	$655	$(1,710)	$319
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	8	—	8
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(7)	—	(7)
Reclassification of Cash Flow Hedges to Earnings	—	—	1	—	1
Unrealized Gain (Loss) on Marketable Securities	—	—	1	—	1
Total Other Comprehensive Income (Loss), Net of Tax	—	—	3	—	3
Total Comprehensive Income (Loss)	$319	$1,055	$658	$(1,710)	$322

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$7,674	$2,512	$(2,101)	$8,085
Costs of Goods Sold, Buying and Occupancy	—	(4,785)	(2,058)	1,939	(4,904)
Gross Profit	—	2,889	454	(162)	3,181
General, Administrative and Store Operating Expenses	(6)	(1,959)	(330)	129	(2,166)
Operating Income (Loss)	(6)	930	124	(33)	1,015
Interest Expense	(295)	(40)	(7)	47	(295)
Other Income (Loss)	(36)	2	117	—	83
Income (Loss) Before Income Taxes	(337)	892	234	14	803
Provision (Benefit) for Income Taxes	(13)	216	74	—	277
Equity in Earnings (Loss), Net of Tax	850	332	268	(1,450)	—
Net Income (Loss)	$526	$1,008	$428	$(1,436)	$526

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$526	$1,008	$428	$(1,436)	$526
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(25)	—	(25)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(2)	—	(2)
Reclassification of Cash Flow Hedges to Earnings	—	—	5	—	5
Unrealized Gain (Loss) on Marketable Securities	—	—	(3)	—	(3)
Reclassification of Gain on Marketable Securities to Earnings	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(28)	—	(28)
Total Comprehensive Income (Loss)	$526	$1,008	$400	$(1,436)	$498

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(289)	$230	$197	$—	$138
Investing Activities:
Capital Expenditures	—	(461)	(138)	—	(599)
Return of Capital from Easton Investments	—	—	27	—	27
Net Investments in Consolidated Affiliates	—	—	(12)	12	—
Other Investing Activities	—	—	(9)	—	(9)
Net Cash Provided by (Used for) Investing Activities	—	(461)	(132)	12	(581)
Financing Activities:
Borrowings from Foreign Facilities	—	—	67	—	67
Repayments on Foreign Facilities	—	—	(23)	—	(23)
Dividends Paid	(516)	—	—	—	(516)
Repurchases of Common Stock	(283)	—	—	—	(283)
Tax Payments related to Share-based Awards	(31)	—	—	—	(31)
Proceeds from Exercise of Stock Options	37	—	—	—	37
Financing Costs	(5)	—	—	—	(5)
Other Financing Activities	—	(4)	—	—	(4)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,087	(950)	(125)	(12)	—
Net Cash Provided by (Used for) Financing Activities	289	(954)	(81)	(12)	(758)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Decrease in Cash and Cash Equivalents	—	(1,185)	(14)	—	(1,199)
Cash and Cash Equivalents, Beginning of Period	—	1,562	372	—	1,934
Cash and Cash Equivalents, End of Period	$—	$377	$358	$—	$735

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2016
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(286)	$437	$260	$—	$411
Investing Activities:
Capital Expenditures	—	(648)	(177)	—	(825)
Return of Capital from Easton Investments	—	—	116	—	116
Acquisition, Net of Cash Acquired of $1	—	—	(33)	—	(33)
Proceeds from Sale of Marketable Securities	—	—	10	—	10
Net Investments in Consolidated Affiliates	—	—	(27)	27	—
Other Investing Activities	—	1	10	—	11
Net Cash Provided by (Used for) Investing Activities	—	(647)	(101)	27	(721)
Financing Activities:
Proceeds from the Issuance of Long-term Debt, Net of Issuance Costs	692	—	—	—	692
Payment of Long-term Debt	(742)	—	—	—	(742)
Borrowings from Foreign Facilities	—	—	20	—	20
Repayments on Foreign Facilities	—	—	(4)	—	(4)
Dividends Paid	(1,096)	—	—	—	(1,096)
Repurchases of Common Stock	(410)	—	—	—	(410)
Tax Payments related to Share-based Awards	(56)	—	—	—	(56)
Proceeds from Exercise of Stock Options	17	—	—	—	17
Other Financing Activities	—	(2)	—	—	(2)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,881	(1,608)	(246)	(27)	—
Net Cash Provided by (Used for) Financing Activities	286	(1,610)	(230)	(27)	(1,581)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3)	—	(3)
Net Decrease in Cash and Cash Equivalents	—	(1,820)	(74)	—	(1,894)
Cash and Cash Equivalents, Beginning of Period	—	2,190	358	—	2,548
Cash and Cash Equivalents, End of Period	$—	$370	$284	$—	$654

Review Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of L Brands, Inc.:

We have reviewed the consolidated balance sheet of L Brands, Inc. and subsidiaries as of October 28, 2017 and October 29, 2016, and the related consolidated statements of income and comprehensive income for the thirteen and thirty-nine week periods ended October 28, 2017 and October 29, 2016 and cash flows for the thirty-nine week periods ended October 28, 2017 and October 29, 2016. These financial statements are the responsibility of the Company’s management.

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
December 1, 2017

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
Executive Overview
In the third quarter of 2017, our operating income decreased $52 million, or 18%, to $232 million, and our operating income rate decreased to 8.8% from 11.0%. Net sales increased $37 million to $2.618 billion, comparable sales decreased 1% and comparable store sales decreased 3%. At Victoria's Secret, net sales decreased 3%, and operating income decreased 18%. At Bath & Body Works, net sales increased 6%, and operating income decreased 5%. At Victoria's Secret and Bath & Body Works International, net sales increased 11%, and operating income decreased to approximately break-even. For additional information related to our third quarter 2017 financial performance, see “Results of Operations.”
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

	Third Quarter		Year-to-Date
(in millions, except per share amounts)	2017	2016	2017	2016
Detail of Special Items included in Operating Income - Income (Expense)
Victoria's Secret Restructuring (a)	$—	$—	$—	$(35)
Total Special Items included in Operating Income	$—	$—	$—	$(35)

Detail of Special Items included in Other Income - Income (Loss)
Gain on Distribution from Easton Town Center, LLC (b)	$—	$—	$—	$108
Loss on Extinguishment of Debt (c)	—	—	—	(36)
Total Special Items included in Other Income	$—	$—	$—	$72

Detail of Special Items included in Provision for Income Taxes - Provision
Tax effect of Special Items	$—	$—	$—	$(11)
Total Special Items included in Provision for Income Taxes	$—	$—	$—	$(11)

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$232	$284	$742	$1,015
Special Items included in Operating Income	—	—	—	35
Adjusted Operating Income	$232	$284	$742	$1,050

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$86	$122	$319	$526
Special Items included in Net Income	—	—	—	(26)
Adjusted Net Income	$86	$122	$319	$500

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$0.30	$0.42	$1.11	$1.81
Special Items included in Earnings Per Diluted Share	—	—	—	(0.09)
Adjusted Earnings Per Diluted Share	$0.30	$0.42	$1.11	$1.72
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

Company-Owned Store Data
The following table compares the third quarter of 2017 company-owned store data to the third quarter of 2016 and year-to-date 2017 store data to year-to-date 2016:

	Third Quarter			Year-to-Date
	2017	2016	% Change	2017	2016	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$164	$174	(6)%	$510	$563	(9)%
Bath & Body Works U.S.	162	164	(1)%	480	485	(1)%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,050	$1,091	(4)%	$3,252	$3,523	(8)%
Bath & Body Works U.S.	407	399	2%	1,196	1,170	2%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,390	6,330	1%
Bath & Body Works U.S.	2,525	2,444	3%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,234	7,153	1%
Bath & Body Works U.S.	4,045	3,891	4%

The following table represents company-owned store data for year-to-date 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	October 28, 2017
Victoria’s Secret U.S.	1,131	10	(9)	1,132
Victoria’s Secret Canada	46	2	(2)	46
Total Victoria's Secret	1,177	12	(11)	1,178
Bath & Body Works U.S.	1,591	25	(14)	1,602
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,693	25	(14)	1,704
Victoria's Secret U.K.	18	2	—	20
Victoria's Secret Beauty and Accessories	31	1	(3)	29
Victoria's Secret China	—	2	—	2
Total Victoria's Secret and Bath & Body Works International	49	5	(3)	51
Henri Bendel	29	—	(1)	28
La Senza U.S.	4	1	—	5
La Senza Canada	122	1	(2)	121
Total L Brands Stores	3,074	44	(31)	3,087

The following table represents company-owned store data for year-to-date 2016:

	Stores Operating at				Stores Operating at
	January 30, 2016	Opened	Acquired (a)	Closed	October 29, 2016
Victoria’s Secret U.S.	1,118	19	—	(7)	1,130
Victoria’s Secret Canada	46	—	—	—	46
Total Victoria's Secret	1,164	19	—	(7)	1,176
Bath & Body Works U.S.	1,574	23	—	(5)	1,592
Bath & Body Works Canada	98	4	—	—	102
Total Bath & Body Works	1,672	27	—	(5)	1,694
Victoria's Secret U.K.	14	3	—	—	17
Victoria's Secret Beauty and Accessories	—	4	26	(1)	29
Total Victoria's Secret and Bath & Body Works International	14	7	26	(1)	46
Henri Bendel	29	—	—	—	29
La Senza U.S.	—	3	—	—	3
La Senza Canada	126	—	—	(1)	125
Total L Brands Stores	3,005	56	26	(14)	3,073
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, “Acquisition” included in Item 1. Financial Statements.
Noncompany-Owned Store Data
The following table represents noncompany-owned store data for year-to-date 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	October 28, 2017
Victoria’s Secret Beauty & Accessories	391	25	(18)	398
Victoria's Secret	28	7	—	35
Bath & Body Works	159	18	(1)	176
La Senza	203	4	(13)	194
Total	781	54	(32)	803
The following table represents noncompany-owned store data for year-to-date 2016:

	Stores Operating at				Stores Operating at
	January 30, 2016	Opened	Closed	Transferred (a)	October 29, 2016
Victoria’s Secret Beauty & Accessories	373	43	(9)	(26)	381
Victoria's Secret	19	7	—	—	26
Bath & Body Works	125	26	(1)	—	150
La Senza	221	4	(18)	—	207
Total	738	80	(28)	(26)	764
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, “Acquisition” included in Item 1. Financial Statements.

Results of Operations
Third Quarter of 2017 Compared to Third Quarter of 2016
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the third quarter of 2017 in comparison to the third quarter of 2016:

			Operating Income Rate
	2017	2016	2017	2016
Third Quarter	(in millions)
Victoria’s Secret	$134	$164	8.7%	10.3%
Bath & Body Works	138	145	16.9%	18.9%
Victoria’s Secret and Bath & Body Works International	—	9	(0.1)%	8.6%
Other (a)	(40)	(34)	(26.9)%	(28.1)%
Total Operating Income	$232	$284	8.8%	11.0%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the third quarter of 2017, operating income decreased $52 million, or 18%, to $232 million, and the operating income rate decreased to 8.8% from 11.0%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2017 in comparison to the third quarter of 2016:

	2017	2016	% Change
Third Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,243	$1,286	(3)%
Victoria’s Secret Direct	296	298	(1)%
Total Victoria’s Secret	1,539	1,584	(3)%
Bath & Body Works Stores (a)	703	682	3%
Bath & Body Works Direct	113	88	27%
Total Bath & Body Works	816	770	6%
Victoria’s Secret and Bath & Body Works International	115	104	11%
Other (b)	148	123	20%
Total Net Sales	$2,618	$2,581	1%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the third quarter of 2017 to the third quarter of 2016:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Third Quarter	(in millions)
2016 Net Sales	$1,584	$770	$104	$123	$2,581
Comparable Store Sales	(59)	4	(2)	1	(56)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	13	16	6	(1)	34
Foreign Currency Translation	3	2	1	2	8
Direct Channels	(2)	24	5	2	29
International Wholesale, Royalty and Other	—	—	1	21	22
2017 Net Sales	$1,539	$816	$115	$148	$2,618

The following table compares the third quarter of 2017 comparable sales to the third quarter of 2016:

Third Quarter	2017	2016
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(4)%	(1)%
Bath & Body Works (b)	4%	7%
Total Comparable Sales	(1)%	2%

Comparable Store Sales (a)
Victoria’s Secret (b)	(5)%	(2)%
Bath & Body Works (b)	1%	5%
Total Comparable Store Sales	(3)%	—%
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
The results by segment are as follows:
Victoria's Secret
For the third quarter of 2017, net sales decreased $45 million to $1.539 billion, comparable sales decreased 4%, and comparable store sales decreased 5%. Net sales decreased primarily due to strategic decisions to exit the swim and apparel categories, a decrease in core bra sales due to a decline in unconstructed bras and a decline in panties as we reposition the category. These results were partially offset by increases in PINK and beauty driven by a compelling merchandise assortment that incorporated newness, innovation and fashion.
The decrease in comparable store sales was driven primarily by a decrease in total transactions driven by reduced traffic.
Bath & Body Works
For the third quarter of 2017, net sales increased $46 million to $816 million, comparable sales increased 4%, and comparable store sales increased 1%. Net sales increased in the home fragrance and body care categories, which incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For the third quarter of 2017, net sales increased $11 million to $115 million primarily related to new company-owned Victoria's Secret stores and direct channel growth in Greater China and additional stores opened by our partners.
Other
For the third quarter of 2017, net sales increased $25 million to $148 million primarily due to an increase in wholesale sales to our international partners.
Gross Profit
For the third quarter of 2017, our gross profit decreased $36 million to $989 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 37.8% from 39.7%, primarily driven by the following:
Victoria's Secret
For the third quarter of 2017, the gross profit decrease was primarily driven by lower merchandise margin dollars related to the decrease in net sales and higher store inventory shrink, and higher occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by an increase in occupancy expenses primarily due to investments in store real estate and buying and occupancy deleverage on lower sales.

Bath & Body Works
For the third quarter of 2017, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by a decrease in the merchandise margin rate due to increased promotional activity and product mix, and an increase in occupancy expenses primarily due to investments in store real estate.
Victoria's Secret and Bath & Body Works International
For the third quarter of 2017, the gross profit decrease was primarily driven by higher occupancy expenses due to investments in store real estate at Victoria's Secret U.K. and in Greater China, partially offset by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners.
The gross profit rate decrease was driven by an increase in occupancy expenses due to investments in store real estate at Victoria's Secret U.K. and in Greater China.
General, Administrative and Store Operating Expenses
For the third quarter of 2017, our general, administrative and store operating expenses increased $16 million to $757 million driven by an increase in marketing expenses primarily due to the return to targeted direct mail at Victoria's Secret and higher selling expenses at Bath & Body Works and in Greater China, partially offset by lower selling expenses related to lower sales volumes at Victoria's Secret and lower legal expenses.
The general, administrative and store operating expense rate increased to 28.9% from 28.7% due to increased marketing expenses.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2017 and 2016:

Third Quarter	2017	2016
Average daily borrowings (in millions)	$5,819	$5,770
Average borrowing rate (in percentages)	6.95%	6.75%
For the third quarter of 2017, our interest expense increased $2 million to $99 million primarily due to higher average daily borrowings as well as a higher average borrowing rate.
Provision for Income Taxes
For the third quarter of 2017, our effective tax rate was 36.1% compared to 36.0% in the third quarter of 2016. The third quarter of 2017 rate and the third quarter of 2016 rate were lower than our combined federal and state statutory rate primarily due to the resolution of certain tax matters.

Year-to-Date 2017 Compared to Year-to-Date 2016
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for year-to-date 2017 in comparison to year-to-date 2016:

			Operating Income Rate
	2017	2016	2017	2016
Year-to-Date	(in millions)
Victoria’s Secret	$476	$679	10.1%	13.1%
Bath & Body Works	396	405	16.8%	18.2%
Victoria’s Secret and Bath & Body Works International	1	30	0.3%	9.9%
Other (a)	(131)	(99)	(32.3)%	(27.3)%
Total Operating Income	$742	$1,015	9.5%	12.6%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For year-to-date 2017, operating income decreased $273 million, or 27%, to $742 million, and the operating income rate decreased to 9.5% from 12.6%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2017 in comparison to year-to-date 2016:

	2017	2016	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$3,840	$4,136	(7)%
Victoria’s Secret Direct	878	1,056	(17)%
Total Victoria’s Secret	4,718	5,192	(9)%
Bath & Body Works Stores (a)	2,044	1,977	3%
Bath & Body Works Direct	310	255	22%
Total Bath & Body Works	2,354	2,232	5%
Victoria’s Secret and Bath & Body Works International	332	299	11%
Other (b)	405	362	12%
Total Net Sales	$7,809	$8,085	(3)%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for year-to-date 2017 to year-to-date 2016:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2016 Net Sales	$5,192	$2,232	$299	$362	$8,085
Comparable Store Sales	(356)	22	(7)	(4)	(345)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	59	44	38	—	141
Foreign Currency Translation	1	1	(7)	1	(4)
Direct Channels	(178)	55	12	7	(104)
International Wholesale, Royalty and Other	—	—	(3)	39	36
2017 Net Sales	$4,718	$2,354	$332	$405	$7,809

The following table compares year-to-date 2017 comparable sales to year-to-date 2016:

Year-to-Date	2017	2016
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(11)%	1%
Bath & Body Works (b)	4%	6%
Total Comparable Sales	(6)%	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	(9)%	—%
Bath & Body Works (b)	1%	4%
Total Comparable Store Sales	(6)%	1%
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
The results by segment are as follows:
Victoria's Secret
For year-to-date 2017, net sales decreased $474 million to $4.718 billion, comparable sales decreased 11%, and comparable store sales decreased 9%. Net sales decreased primarily due to strategic decisions to exit the swim and apparel categories and decrease direct mail and certain other promotional activities, a decline in core bra sales and a decline in panties and beauty as we reposition the categories. These results were partially offset by increases in PINK and sport driven by a compelling merchandise assortment that incorporated newness, innovation and fashion.
The decrease in comparable store sales was driven primarily by a decrease in total transactions driven by reduced traffic, impacted significantly by the exit of certain categories and the promotional changes discussed above.
Bath & Body Works
For year-to-date 2017, net sales increased $122 million to $2.354 billion, comparable sales increased 4%, and comparable store sales increased 1%. Net sales increased in the home fragrance and body care categories, which incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average dollar sales.
Victoria's Secret and Bath & Body Works International
For year-to-date 2017, net sales increased $33 million to $332 million primarily related to new company-owned Victoria's Secret stores and direct channel growth in Greater China and additional stores opened by our partners. These results were partially offset by declines in the Victoria's Secret International business and the negative impacts of foreign currency at Victoria's Secret U.K.
Other
For year-to-date 2017, net sales increased $43 million to $405 million primarily due to an increase in wholesale sales to our international partners.
Gross Profit
For year-to-date 2017, our gross profit decreased $262 million to $2.919 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 37.4% from 39.3%, primarily driven by the following:

Victoria's Secret
For year-to-date 2017, the gross profit decrease was primarily driven by lower merchandise margin dollars related to the decrease in net sales, partially offset by lower buying and occupancy expenses which decreased due to the discontinuation of catalogue production and other cost reductions from strategic actions taken in the first quarter of 2016. These decreases were partially offset by an increase in occupancy expenses due to investments in store real estate.
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
Victoria's Secret and Bath & Body Works International
For year-to-date 2017, the gross profit decrease was primarily driven by higher occupancy expenses due to investments in store real estate in Greater China, lower merchandise margin dollars in our Victoria's Secret International business due to performance and the negative impacts of foreign currency at Victoria's Secret U.K. These decreases were partially offset by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners.
The gross profit rate decrease was driven by an increase in occupancy expenses due to investments in store real estate in Greater China and buying and occupancy deleverage on lower sales in our Victoria's Secret International business.
General, Administrative and Store Operating Expenses
For year-to-date 2017, our general, administrative and store operating expenses increased $11 million to $2.177 billion primarily driven by an increase in marketing expenses due to the return of targeted direct mail at Victoria's Secret, higher selling expenses at Bath & Body Works and in Greater China, and increased corporate expenses in Greater China. These increases were partially offset by lower selling expenses related to lower sales volumes at Victoria's Secret and severance charges recorded in the first quarter of 2016 related to the Victoria's Secret restructuring.
The general, administrative and store operating expense rate increased to 27.9% from 26.8% due to deleverage from lower sales and increased marketing expenses, partially offset by Victoria's Secret restructuring charges recorded in the first quarter of 2016.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2017 and 2016:

Year-to-Date	2017	2016
Average daily borrowings (in millions)	$5,804	$5,843
Average borrowing rate (in percentages)	6.98%	6.73%
For year-to-date 2017, our interest expense increased $5 million to $300 million primarily due to a higher average borrowing rate partially offset by lower average daily borrowings.
Other Income
For year-to-date 2017, our other income decreased $55 million to $28 million primarily driven by 2016 activity which included a distribution received from Easton Town Center, LLC resulting in a pre-tax gain of $108 million, partially offset by a $36 million pre-tax loss on extinguishment of the 2017 Notes. The 2016 activity was partially offset by gains in 2017 related to distributions from certain of our Easton investments.
Provision for Income Taxes
For year-to-date 2017, our effective tax rate was 32.2% compared to 34.5% year-to-date 2016. The year-to-date 2017 rate was lower than our combined federal and state statutory rate primarily due to the recognition of tax benefits resulting from stock options exercised. The year-to-date 2016 rate was lower than our combined federal and state statutory rate primarily due to the resolution of certain tax matters.

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
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2017, we have paid $516 million in regular dividends and repurchased $282 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs.
Our total cash and cash equivalents held by foreign subsidiaries were $357 million as of October 28, 2017. Under current tax laws and regulations, if cash and cash equivalents held outside the U.S. are repatriated to the U.S., in certain circumstances we may be subject to additional income taxes.
The following table provides our debt balance, net of unamortized debt issuance costs and discounts, as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$989	$989
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	993	992	992
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	994	992	992
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	692	692	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	497	497
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	496	496	498
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	398	397	396
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,060	$5,055	$5,056
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Foreign Facilities	80	36	23
Total Senior Unsecured Debt	$725	$681	$668
Total	$5,785	$5,736	$5,724
Current Portion of Long-term Debt	(80)	(36)	(23)
Total Long-term Debt, Net of Current Portion	$5,705	$5,700	$5,701
 _______________

(a)
The balances include a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of October 28, 2017, $2 million as of January 28, 2017 and $6 million as of October 29, 2016.

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
We incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and recorded in Other Assets on the October 28, 2017 Consolidated Balance Sheet and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is LIBOR plus 1.50% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of October 28, 2017, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of October 28, 2017, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports our letter of credit program. We had $8 million of outstanding letters of credit as of October 28, 2017 that reduced our remaining availability under our Revolving Facility.
Foreign Facilities
In addition to the Revolving Facility, we maintain various revolving and term loan bank facilities with availability totaling $100 million to support our foreign operations. Current borrowings on these Foreign Facilities mature between October 31, 2017 and October 18, 2018. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing.
For year-to-date 2017, we borrowed $67 million and made payments of $23 million under the Foreign Facilities. The maximum daily amount outstanding at any point in time during 2017 was $80 million.
Interest Rate Swap Arrangements
We have interest rate swap arrangements related to $300 million of the outstanding 2019 Notes that are designated as interest rate fair value hedges as of October 28, 2017. The interest rate swap arrangements effectively convert the fixed interest rate on the related debt to a variable interest rate based on LIBOR plus a fixed percentage. The changes in the fair value of the interest rate swaps have an equal and offsetting impact to the carrying value of the debt on the balance sheet. The differential to be paid or received on the interest rate swap arrangements is accrued and recognized as an adjustment to interest expense.

Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in millions)
Net Cash Provided by Operating Activities (a) (b)	$138	$1,990	$411
Capital Expenditures (a)	599	990	825
Working Capital	911	1,451	879
Capitalization:
Long-term Debt	5,705	5,700	5,701
Shareholders’ Equity (Deficit)	(1,121)	(729)	(1,190)
Total Capitalization	$4,584	$4,971	$4,511
Remaining Amounts Available Under Credit Agreements (c)	$992	$992	$992
 _______________

(a)	The January 28, 2017 amounts represent a fifty-two week period, and the October 28, 2017 and October 29, 2016 amounts represent thirty-nine week periods.

(b)
As further discussed in Note 2 included in Item 1. Financial Statements, prior year amounts have been recast to reflect the retrospective application of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

(c)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We had outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $8 million as of October 28, 2017, January 28, 2017 and October 29, 2016.

Credit Ratings
The following table provides our credit ratings as of October 28, 2017:

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

Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for year-to-date 2017 and 2016:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2017	2016	2017	2016	2017	2016
	(in millions)	(in thousands)		(in millions)
September 2017	$250	935	NA	$39	NA	$41.30	NA
February 2017	250	5,500	NA	240	NA	$43.57	NA
February 2016	500	51	5,270	3	$410	$58.95	$77.75
Total		6,486	5,270	$282	$410
In the third quarter of 2017, our Board of Directors approved a new $250 million share repurchase program, which included the $10 million remaining under the February 2017 repurchase program.
In the first quarter of 2017, our Board of Directors approved a $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program.
In the first quarter of 2016, our Board of Directors approved a $500 million share repurchase program, which included the $17 million remaining under the June 2015 repurchase program.
The September 2017 repurchase program had $211 million remaining as of October 28, 2017. Subsequent to October 28, 2017, we repurchased an additional 0.1 million shares of common stock for $6 million under this program.
There were $2 million and $3 million of share repurchases reflected in Accounts Payable on the October 28, 2017 and January 28, 2017 Consolidated Balance Sheets, respectively. There were no share repurchases reflected in Accounts Payable on the October 29, 2016 Consolidated Balance Sheet.
Treasury Stock Retirement
Subsequent to October 28, 2017, we retired 36 million shares of our treasury stock to reduce the related administrative expense.
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
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2017 and 2016:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2017
Third Quarter	$0.60	$—	$0.60	$172
Second Quarter	0.60	—	0.60	172
First Quarter	0.60	—	0.60	172
2017 Total	$1.80	$—	$1.80	$516
2016
Third Quarter	$0.60	$—	$0.60	$173
Second Quarter	0.60	—	0.60	173
First Quarter	0.60	2.00	2.60	750
2016 Total	$1.80	$2.00	$3.80	$1,096

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2017 and 2016:

	Year-to-Date
	2017	2016
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,934	$2,548
Net Cash Flows Provided by Operating Activities	138	411
Net Cash Flows Used for Investing Activities	(581)	(721)
Net Cash Flows Used for Financing Activities	(758)	(1,581)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	2	(3)
Net Decrease in Cash and Cash Equivalents	(1,199)	(1,894)
Cash and Cash Equivalents, End of Period	$735	$654
Operating Activities
Net cash provided by operating activities in 2017 was $138 million, including net income of $319 million. Net income included depreciation and amortization of $426 million and share-based compensation expense of $74 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
Net cash provided by operating activities in 2016 was $411 million, including net income of $526 million. Net income included depreciation and amortization of $378 million, a gain on distribution from Easton investments of $112 million, share-based compensation expense of $70 million and loss on extinguishment of debt of $36 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
Investing Activities
Net cash used for investing activities in 2017 was $581 million consisting primarily of capital expenditures of $599 million partially offset by a $27 million return of capital from certain of our Easton investments. The capital expenditures included $527 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2016 was $721 million consisting primarily of capital expenditures of $825 million and$33 million related to the acquisition of our Victoria's Secret Beauty and Accessories franchise partner's operations and stores in Greater China, partially offset by a $116 million return of capital from certain of our Easton investments and proceeds from the sale of marketable securities of $10 million. The capital expenditures included $691 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2017 was $758 million consisting primarily of quarterly dividend payments of $1.80 per share, or $516 million, payments for repurchases of common stock of $283 million, tax payments related to share-based awards of $31 million and $44 million of net new borrowings under our foreign facilities, partially offset by proceeds from the exercise of stock options of $37 million.
Net cash used for financing activities in 2016 was $1.581 billion consisting primarily of quarterly and special dividend payments aggregating to $3.80 per share, or $1.096 billion, $742 million to repurchase our 2017 Notes, payments for repurchases of common stock of $410 million, and tax payments related to share-based awards of $56 million, partially offset by net proceeds of $692 million from the 2036 Notes issuance and proceeds from the exercise of stock options of $17 million.

Contingent Liabilities and Contractual Obligations
In connection with the disposition of certain businesses, we have remaining guarantees of $11 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the businesses. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to these guarantee obligations as of October 28, 2017, January 28, 2017 or October 29, 2016 as we concluded that payments under these guarantees were not probable.
In connection with noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $104 million. We recorded a liability of less than $1 million as of October 28, 2017, a liability of $1 million as of January 28, 2017, and a liability of $3 million as of October 29, 2016 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Share-Based Compensation
In the first quarter of 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  On a prospective basis, this standard requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are exercised.  These effects were historically recorded in equity on the balance sheet.  As a result, we recognized $13 million of excess tax benefits related to share-based awards in Provision for Income Taxes in the year-to-date 2017 Consolidated Statement of Income. The standard also requires all tax-related cash flows from share-based awards to be reported as operating activities on the statements of cash flows and any cash payments made to taxing authorities on an employee's behalf from withheld shares as financing activities.  The retrospective application of these changes resulted in an $95 million increase in operating cash flows and a corresponding decrease to financing cash flows on the 2016 Consolidated Statement of Cash Flows. Further, as allowed by the standard, we will continue to estimate award forfeitures at the time awards are granted and adjust, if necessary, in subsequent periods based on historical experience and expected future forfeiture rates.

Revenue from Contracts with Customers
In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, which was further clarified and amended in 2015 and 2016. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018. The standard allows for either a full retrospective or a modified retrospective transition method.

We continue to evaluate the impacts of this standard. The new standard will change current accounting related to loyalty points earned under the Victoria's Secret customer loyalty program as revenue associated with customer loyalty points will be deferred until redeemed using a relative stand-alone selling price method. The new standard will also change our accounting for sales returns which requires balance sheet presentation on a gross basis. Further, income from our Victoria's Secret private label credit card arrangement, which has historically been presented as a reduction to General, Administrative and Store Operating Expenses, will now be presented as revenue under the new standard. We are continuing to evaluate the further impacts the standard will have on the Consolidated Statements of Income and Comprehensive Income, Balance Sheets, Statements of Cash Flows and disclosures. We will adopt the standard in the first quarter of fiscal 2018 under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings.

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

Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which is intended to better align risk management activities and financial reporting for hedging relationships. The new standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. This guidance will be effective beginning in fiscal 2019, with early adoption permitted. We are currently evaluating the impact of this standard on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
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
The majority of our long-term debt as of October 28, 2017, has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. As of October 28, 2017, we have interest rate swap arrangements with notional amounts of $300 million related to a portion of our 2019 Notes.
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
Fair Value of Financial Instruments
As of October 28, 2017, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and fair value of long-term debt, excluding foreign facility borrowings, and swap arrangements as of October 28, 2017, January 28, 2017 and October 29, 2016:

	October 28, 2017	January 28, 2017	October 29, 2016
	(in millions)
Long-term Debt:
Principal Value	$5,750	$5,750	$5,750
Fair Value, Estimated (a)	6,033	6,030	6,352
Foreign Currency Cash Flow Hedges (b)	(11)	(17)	(26)
Interest Rate Fair Value Hedges (b)	(1)	(2)	(6)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in a net asset position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2017	2,206	$38.36	2,199	$36,433
September 2017	1,079	38.31	1,074	235,040
October 2017	577	42.45	558	211,352
Total	3,862		3,831
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
Date: December 1, 2017

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.