Form 10-K
period 2018-02-03
L Brands, Inc.
filed 2018-03-23
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $10,967,734,685.
Number of shares outstanding of the registrant’s Common Stock as of March 16, 2018: 278,858,024.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2018 Annual Meeting of Stockholders to be held on May 17, 2018, are incorporated by reference into Part II and Part III.

PART I

ITEM 1. BUSINESS.
General
L Brands, Inc. (“we” or “the Company”) operates in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to a segment leader focused on women’s intimate and other apparel, personal care, beauty and home fragrance products. We sell our merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada, United Kingdom ("U.K."), Ireland and Greater China (China and Hong Kong), which are primarily mall-based; through websites; and through international franchise, license and wholesale partners (collectively, "partners").
Victoria’s Secret
Victoria’s Secret, including PINK, the iconic women's intimate brand featuring celebrated supermodels and a world-famous fashion show, is a specialty retailer of women's intimate and other apparel with fashion-inspired collections and prestige fragrances. We sell our Victoria’s Secret products online and at more than 1,200 Victoria’s Secret and PINK company-owned stores in the U.S., Canada, U.K., Ireland and Greater China. Additionally, Victoria’s Secret and PINK have more than 430 stores in more than 70 countries operating under franchise, license and wholesale arrangements.
Bath & Body Works
Bath & Body Works, which sells products under the Bath & Body Works, White Barn, C.O. Bigelow and other brand names, is one of the leading specialty retailers of body care, home fragrance products, soaps and sanitizers. We sell our Bath & Body Works products online and at more than 1,600 Bath & Body Works company-owned stores in the U.S. and Canada. Additionally, Bath & Body Works has 185 stores in more than 30 other countries operating under franchise, license and wholesale arrangements.
Other Brands
La Senza is a specialty retailer of women’s intimate apparel. We sell our La Senza products online and at more than 110 La Senza stores in Canada and 5 La Senza stores in the U.S. Additionally, La Senza has more than 190 stores in 22 other countries operating under franchise and license arrangements.
Henri Bendel sells handbags, jewelry and other accessory products online and through our New York flagship and 26 other stores.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2017” refers to the 53-week period ended February 3, 2018. “2016,” “2015,” “2014” and “2013” refer to the 52-week periods ended January 28, 2017, January 30, 2016, January 31, 2015 and February 1, 2014, respectively.
Real Estate
Company-owned Retail Stores
Our company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the U.S., Canada, U.K., Ireland and Greater China. As a result of our strong brands and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate. Substantially all of our stores generated positive cash flow in 2017.

The following table provides the number of our company-owned retail stores in operation for each brand as of February 3, 2018 and January 28, 2017.

	February 3, 2018	January 28, 2017
Victoria’s Secret U.S.	1,124	1,131
Victoria’s Secret Canada	46	46
Bath & Body Works U.S.	1,592	1,591
Bath & Body Works Canada	102	102
Victoria's Secret U.K. / Ireland	24	18
Victoria's Secret China	7	—
Victoria's Secret Beauty and Accessories China	29	31
La Senza U.S.	5	4
La Senza Canada	119	122
Henri Bendel	27	29
Total	3,075	3,074

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

	Beginning of Year	Opened	Closed	Acquired (a)	End of Year
2017	3,074	66	(65)	—	3,075
2016	3,005	72	(29)	26	3,074
2015	2,969	72	(36)	—	3,005
2014	2,923	81	(35)	—	2,969
2013	2,876	81	(34)	—	2,923
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional
information see Note 4 to the Consolidated Financial Statements included in Item 8. Financial Statements and             Supplementary Data.

Franchise, License and Wholesale Arrangements
In addition to our company-owned stores, our products are sold at hundreds of partner locations in more than 70 countries. Under these arrangements, third parties operate stores that sell our products under our brand names. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale arrangements at the time the title passes to the partner. We continue to increase the number of locations under these types of arrangements as part of our international expansion.
The following table provides the number of our international stores operated by our partners for each business as of February 3, 2018 and January 28, 2017.

	February 3, 2018	January 28, 2017
Victoria’s Secret Beauty and Accessories	397	391
Victoria’s Secret	37	28
Bath & Body Works	185	159
La Senza	194	203
Total	813	781

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

•
At PINK, we market products to the college-aged woman. While bras and panties are the core of what we do, this brand also gives our customers choices in apparel, loungewear, athletic attire and accessories.

•	Bath & Body Works caters to our customers’ entire well-being, providing shower gels and lotions, aromatherapy, home fragrance, soaps and sanitizers and body care accessories.
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
Digital Experience
In addition to our in-store experience, we strive to create a customer-centric digital platform that integrates the digital and physical brand experience. Our digital presence, including social media, our websites and our mobile applications, allows us to get to know our customers better and communicate with them anytime and anywhere.
Product Development, Sourcing and Logistics
We believe a large part of our success comes from frequent and innovative product launches, which include bra launches at Victoria’s Secret, PINK and La Senza and new fragrance and product launches at Bath & Body Works. Our merchant, design and sourcing teams have a long history of bringing innovative products to our customers. Additionally, we believe that our sourcing and production function (Mast Global) has a long and deep presence in the key sourcing markets including those in the U.S. and Asia, which helps us partner with the best manufacturers to get high-quality products quickly.
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
Additional Information
Merchandise Vendors
During 2017, we purchased merchandise from approximately 350 vendors located throughout the world. No vendor provided 10% or more of our merchandise purchases.

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
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2017, 2016 and 2015 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
Working Capital
We fund our business operations through a combination of available cash and cash equivalents and cash flows generated from operations. In addition, our credit facilities are available for additional working capital needs and investment opportunities.
Regulation
We and our products are subject to regulation by various federal, state, local and foreign regulatory authorities. We are subject to a variety of tax and customs regulations and international trade arrangements.
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
Associate Relations
As of February 3, 2018, we employed approximately 93,200 associates; 68,000 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

Executive Officers of Registrant
Set forth below is certain information regarding our executive officers.
Leslie H. Wexner, 80, has been our Chief Executive Officer since our founding in 1963 and Chairman of the Board of Directors since 1975.
Stuart B. Burgdoerfer, 54, has been our Executive Vice President and Chief Financial Officer since April 2007.
Nicholas P. M. Coe, 55, has been our Chief Executive Officer and President of Bath & Body Works since August 2011.
Charles C. McGuigan, 61, has been our Chief Operating Officer since May 2012 and our Chief Executive Officer and President of Mast Global since February 2011.
Martin P. Waters, 52, has been our President of L Brands International since November 2009.
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

•	the seasonality of our business;

•	the dependence on mall traffic and the availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand internationally and related risks;

•	our independent franchise, license and wholesale partners;

•	our direct channel businesses;

•	our ability to protect our reputation and our brand images;

•	our ability to attract customers with marketing, advertising and promotional programs;

•	our ability to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry and the segments in which we operate;

•	consumer acceptance of our products and our ability to manage the life cycle of our brands, keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our ability to source, distribute and sell goods and materials on a global basis, including risks related to:

•	political instability, significant health hazards, environmental hazards or natural disasters;

•	duties, taxes and other charges;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption due to labor disputes; and

•	changing expectations regarding product safety due to new legislation;

•	our geographic concentration of vendor and distribution facilities in central Ohio;

•	fluctuations in foreign currency exchange rates;

•	stock price volatility;

•	our ability to pay dividends and related effects;

•	our ability to maintain our credit rating;

•	our ability to service or refinance our debt;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified associates and manage labor-related costs;

•	the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;

•	fluctuations in product input costs;

•	our ability to adequately protect our assets from loss and theft;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	claims arising from our self-insurance;

•	our ability to implement and maintain information technology systems and to protect associated data;

•	our ability to maintain the security of customer, associate, third-party or company information;

•	our ability to comply with regulatory requirements;

•	legal and compliance matters; and

•	tax, trade and other regulatory matters.
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
The decision by the U.K. to leave the European Union (“Brexit”) has increased the uncertainty in the economic and political environment in Europe. In particular, our business in the U.K. may be adversely impacted by fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax or other laws.
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
Most of our stores are located in retail shopping areas including malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns or changes in consumer demographics in a particular area, consumer trends away from brick-and-mortar retail toward online shopping, competition from internet and other retailers and other retail areas where we do not have stores, the closing or decline in popularity of other stores in the shopping areas where our stores are located and the deterioration in the financial condition of the operators of the shopping areas or developers in which our stores are located.
Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Some of our store locations, such as our Victoria’s Secret flagship stores, require significant upfront capital investment and have material lease commitments. Additionally, we are dependent upon the suitability of the lease spaces that we currently use. The leases that we enter into are generally noncancellable leases with initial terms of ten years. If we determine that it is no longer economical to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term.
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
We intend to further expand into international markets, including mainland China, through partner arrangements and/or company-owned stores. The risks associated with our expansion into international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. Such expansions will also have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance.
We also have risks related to identifying suitable partners. In addition, certain aspects of these arrangements are not directly within our control, such as the ability of these third parties to meet their projections regarding store openings and sales and their compliance with federal and local law. We cannot ensure the profitability or success of our expansion into international markets.

Further, our results of operations and financial condition may be adversely affected by fluctuations in currency exchange rates. See “Fluctuations in foreign currency exchange rates could impact our financial condition and results of operations” below.
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
Our failure to maintain efficient and uninterrupted order-taking and fulfillment operations could also have a material adverse effect on our results. The satisfaction of our online customers depends on their timely receipt of merchandise. If we encounter difficulties with the distribution facilities, or if the facilities were to shut down for any reason, including as a result of fire, natural disaster or work stoppage, we could face shortages of inventory; incur significantly higher costs and longer lead times associated with distributing our products to our customers; and cause customer dissatisfaction.
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
Failure to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to maintain the security of customer, associate, third-party or company information or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
If our marketing, advertising and promotional programs are unsuccessful, or if our competitors are more effective with their programs than we are, our revenue or results of operations may be adversely affected.
Customer traffic and demand for our merchandise are influenced by our advertising, marketing and promotional activities, the name recognition and reputation of our brands and the location of and service offered in our stores. Although we use marketing, advertising and promotional programs to attract customers through various media, including social media, websites, mobile applications, email, print and television, some of our competitors may expend more for their programs than we do, or use different approaches than we do, which may provide them with a competitive advantage. Our programs may not be effective or could require increased expenditures, which could have a material adverse effect on our revenue and results of operations.
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
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in fuel prices, which would increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs.
Our future performance will depend upon these and the other factors listed above which are beyond our control and could have a material adverse effect on our results of operations, financial condition and cash flows.

We rely on a number of vendor and distribution facilities located in the same vicinity, making our business susceptible to local and regional disruptions or adverse conditions.
To achieve the necessary speed and agility in producing our beauty, personal care and home fragrance products, we rely heavily on vendor and distribution facilities in close proximity to our headquarters in central Ohio. As a result of geographic concentration of the vendor and distribution facilities that we rely upon, our operations are susceptible to local and regional factors, such as accidents, system failures, economic and weather conditions, natural disasters, demographic and population changes, and other unforeseen events and circumstances. Any significant interruption in the operations of these facilities could lead to inventory issues or increased costs, which could have a material adverse effect on our results of operations, financial condition and cash flows.
Fluctuations in foreign currency exchange rates could impact our financial condition and results of operations.
We are exposed to foreign currency exchange rate risk with respect to our sales, profits, assets and liabilities denominated in currencies other than the U.S. dollar. In addition, our royalty arrangements are calculated based on sales in local currency and, as such, we are exposed to foreign currency exchange rate fluctuations. Although we use foreign currency forward contracts to hedge certain foreign currency risks, these measures may not succeed in offsetting all of the short-term negative impacts of foreign currency rate movements on our business and results of operations. Hedging would generally not be effective in offsetting the long-term impact of sustained shifts in foreign exchange rates on our business results. As a result, the fluctuation in the value of the U.S. dollar against other currencies could have a material adverse effect on our results of operations, financial condition and cash flows.
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
We may be impacted by our vendors’ ability to manufacture and deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations.
We purchase products from third-party vendors. Factors outside our control, such as production or shipping delays or quality problems, could disrupt merchandise deliveries and result in lost sales, cancellation charges or excessive markdowns.
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
Our business could also suffer if our third-party vendors fail to comply with applicable laws and regulations. While our internal and vendor operating guidelines promote ethical business practices and our associates visit and monitor the operations of our third-party vendors, we do not control these vendors or their practices. The violation of labor, environmental or other laws by third-party vendors used by us, or the divergence of a third-party vendor’s or partner’s labor or environmental practices from those generally accepted as ethical or appropriate, could interrupt or otherwise disrupt the shipment of finished products to us or damage our reputation.
These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
Our results may be affected by fluctuations in product input costs.
Product input costs, including freight, labor and raw materials, fluctuate. These fluctuations may result in an increase in our production costs. We may not be able to, or may elect not to, pass these increases on to our customers which may adversely impact our profit margins. These risks could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Energy costs have fluctuated in the past. These fluctuations may result in an increase in our transportation costs for distribution, utility costs for our retail stores and costs to purchase products from our manufacturers. A continual rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have a material adverse effect on our results of operations, financial condition and cash flows.

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
Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our information technology systems, as well as those of our service providers, are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Additionally, these types of problems could result in a breach of confidential customer, merchandise, financial or other important information which could result in damage to our reputation and/or litigation. The increased use of smartphones, tablets and other mobile devices may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems. Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to the stores, impact our consumers’ ability to access our websites in a timely manner or expose confidential customer information, merchandise, financial or other important information could have a material adverse effect on our results of operations, financial condition and cash flows.
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
Our ability to maintain the security of customer, associate, third-party or company information could have an impact on our reputation and our results.
Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security could significantly damage our reputation with our customers, associates, investors and other third parties; cause the disclosure of confidential customer, associate, third-party or company information; cause our customers to stop shopping with us; and result in significant legal, regulatory and financial liabilities and lost revenues. While we train our associates and have implemented systems and processes to protect against unauthorized access to our information systems and prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security breaches. In addition to our own networks and databases, we use third-party service providers to store, process and transmit certain of this information on our behalf. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems. We have confidential security measures in place to protect our physical facilities and information technology systems from attacks. Despite these measures, we may be vulnerable to targeted or random security breaches, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or similar events.
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
We are subject to numerous regulatory requirements. Our policies, procedures and internal controls are designed to comply with all applicable foreign and domestic laws and regulations, including those required by the Sarbanes-Oxley Act of 2002, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the SEC and the New York Stock Exchange (the “NYSE”), among others. Although we have put in place policies and procedures aimed at ensuring legal and regulatory compliance, our associates, subcontractors, vendors, licensees, franchisees and other third parties could take actions that violate these laws and regulations. Any violations of such laws or regulations could have an adverse effect on our reputation, market price of our common stock, results of operations, financial condition and cash flows.
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
In addition, we may be impacted by litigation trends, including class action lawsuits involving consumers and shareholders, that could have a material adverse effect on our reputation, the market price of our common stock, results of operations, financial condition and cash flows.
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
There is increased uncertainty with respect to tax policy and trade relations between the U.S. and other countries. Major developments in tax policy or trade relations, such as the imposition of unilateral tariffs on imported products, could have a material adverse effect on our results of operations, financial condition and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of February 3, 2018:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Corporate, distribution and shipping	6,938,000
New York	Office, sourcing and product development/design	580,000
Kettering, Ohio	Call center	94,000
Montreal, Quebec, Canada	Office	60,000
Hong Kong	Office and sourcing	60,000
Mainland China	Office	26,000
Various international locations	Office and sourcing	120,000

United States
Our business for the Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International segments is principally conducted from office, distribution and shipping facilities located in the Columbus, Ohio, area. Additional facilities are located in New York and Kettering, Ohio.
Our distribution and shipping facilities consist of eight buildings located in the Columbus, Ohio, area. These buildings, including attached office space, comprise approximately 6.9 million square feet.
As of February 3, 2018, we operate 2,748 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The store leases expire at various dates between 2018 and 2031.
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
International
Canada
We lease offices in the Montreal, Quebec, and Toronto, Ontario, areas.
As of February 3, 2018, we operate 267 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. These lease commitments consist of store leases with initial terms of 5 to 10 years expiring on various dates between 2018 and 2030.
United Kingdom / Ireland
As of February 3, 2018, we operate 24 retail stores in leased facilities in the U.K. and Ireland. These lease commitments consist of store leases with initial terms ranging from 10 to 35 years expiring on various dates between 2021 and 2045.
Greater China
We lease offices in Shanghai, Shenzhen and Hong Kong within Greater China.
As of February 3, 2018, we operate 36 retail stores in leased facilities in the Greater China area. These lease commitments consist of store leases with initial terms ranging from 3 to 15 years expiring on various dates between 2018 and 2032.

Other International
As of February 3, 2018, we also have global representation through stores operated by our partners:

•	397 Victoria’s Secret Beauty and Accessories stores in more than 70 countries;

•	194 La Senza stores in 22 countries;

•	185 Bath & Body Works stores in more than 30 countries;

•	32 Victoria's Secret stores in 13 countries; and

•	5 PINK stores in 5 countries.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock (“LB”) is traded on the NYSE. As of February 3, 2018, there were approximately 37,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 193,000.
The following table provides our quarterly market prices and cash dividends per share for 2017 and 2016:

	Market Price		Cash Dividend per Share
	High	Low
2017
Fourth quarter	$63.10	$42.54	$0.60
Third quarter	46.66	35.00	0.60
Second quarter	55.98	43.35	0.60
First quarter	60.46	43.04	0.60
2016
Fourth quarter	$75.50	$58.75	$0.60
Third quarter	79.67	69.33	0.60
Second quarter	80.20	60.00	0.60
First quarter	97.35	75.91	2.60	(a)
________________

(a)	In February 2016, our Board of Directors declared an increase in our quarterly common stock dividend from $0.50 to $0.60 per share and a special dividend of $2 per share.

In February 2018, our Board of Directors declared our first quarter of 2018 common stock dividend of $0.60 per share. This dividend was distributed on March 9, 2018 to shareholders of record at the close of business on February 23, 2018.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (a) (b) (c) (d)
AMONG L BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX
_______________

(a)	This table represents $100 invested in stock or in index at the closing price on February 2, 2013, including reinvestment of dividends.

(b)	The January 28, 2017 cumulative total return includes the $2 special dividend in March 2016.

(c)	The January 30, 2016 cumulative total return includes the $2 special dividend in March 2015.

(d)	The January 31, 2015 cumulative total return includes the $1 special dividend in March 2014.
The following table provides our repurchases of our common stock during the fourth quarter of 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2017	136	$45.15	133	$205,338
December 2017	1,675	60.07	1,670	104,983
January 2018	1,124	51.01	1,120	47,866
Total	2,935	55.91	2,923
 ________________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	February 3, 2018 (a)	January 28, 2017	January 30, 2016	January 31, 2015	February 1, 2014
	(in millions)
Summary of Operations
Net Sales	$12,632	$12,574	$12,154	$11,454	$10,773
Gross Profit	4,959	5,125	5,204	4,808	4,429
Operating Income (b)	1,728	2,003	2,192	1,953	1,743
Net Income (c)	983	1,158	1,253	1,042	903
	(as a percentage of net sales)
Gross Profit	39.3%	40.8%	42.8%	42.0%	41.1%
Operating Income	13.7%	15.9%	18.0%	17.1%	16.2%
Net Income	7.8%	9.2%	10.3%	9.1%	8.4%

Per Share Results
Net Income Per Basic Share	$3.46	$4.04	$4.30	$3.57	$3.12
Net Income Per Diluted Share	$3.42	$3.98	$4.22	$3.50	$3.05
Dividends Per Share	$2.40	$4.40	$4.00	$2.36	$1.20
Weighted Average Diluted Shares Outstanding (in millions)	287	291	297	298	296

Other Financial Information	(in millions)
Cash and Cash Equivalents	$1,515	$1,934	$2,548	$1,681	$1,519
Total Assets	8,149	8,170	8,493	7,476	7,127
Working Capital	1,262	1,451	2,281	1,520	1,296
Net Cash Provided by Operating Activities (d)	1,406	1,990	2,027	1,877	1,323
Capital Expenditures	707	990	727	715	691
Long-term Debt	5,707	5,700	5,715	4,722	4,711
Other Long-term Liabilities	924	831	904	820	770
Shareholders’ Equity (Deficit)	(753)	(729)	(259)	18	(370)

Comparable Sales Increase (Decrease) (e)	(3%)	2%	5%	4%	1%
Comparable Store Sales Increase (Decrease) (e)	(4%)	1%	5%	4%	2%
Return on Average Assets	12%	14%	16%	14%	14%
Current Ratio	1.6	1.7	2.2	1.9	1.7

Stores and Associates at End of Year
Number of Stores (f)	3,075	3,074	3,005	2,969	2,923
Selling Square Feet (in thousands) (f)	12,656	12,395	11,902	11,536	11,169
Number of Associates	93,200	93,600	87,900	80,100	94,600
 ________________

(a)	The fiscal year ended February 3, 2018 ("2017") represents a 53-week fiscal year.

(b)	Operating income includes the effect of the following item:

(i)	In 2016, a $35 million charge related to strategic actions at Victoria's Secret, including severance charges, fabric cancellations and the write-off of catalogue paper.

(c)	In addition to the item previously discussed in (b), net income includes the effect of the following items:

(i)	In 2017, a $92 million tax benefit related to changes in U.S. tax legislation partially offset by a $29 million loss associated with the early extinguishment of our 2019 Notes.

(ii)
In 2016, a $70 million gain related to a $124 million cash distribution from Easton Town Center, LLC, a $42 million tax benefit related to the favorable resolution of a discrete income tax matter, partially offset by a $22 million loss associated with the early extinguishment of our 2017 Notes.

(iii)	In 2015, a $69 million gain related to the divestiture of our remaining ownership interest in our third-party apparel sourcing business.
For additional information on these items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
The effect of the items described in (b) and (c) above increased earnings per share by $0.22 in 2017, $0.23 in 2016 and $0.23 in 2015.

(d)
As further discussed in Note 2 included in Item 8. Financial Statements and Supplementary Data, prior year amounts have been recast to reflect the retrospective application of Accounting Standards Update ("ASU") No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

(e)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable sales for 2016, 2015, 2014 and 2013 were calculated on a 52-to-52-week basis and the percentage change in comparable sales for 2017 was calculated on a 53-to-53-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(f)	Number of stores and selling square feet excludes independently owned Victoria's Secret Beauty and Accessories, Victoria's Secret, PINK, Bath & Body Works and La Senza stores operated by our partners.

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
The following is a discussion regarding certain of our key business priorities:
Grow our business in North America
Our first focus is on the substantial growth opportunity in North America.
At Victoria's Secret, we are very focused on improving performance by staying close to our customer, improving the customer experience in stores and online and improving our assortment. We are developing and launching new products, especially in core bra, panties, sport and PINK beauty. In addition to resetting product, we are focused on attracting, engaging and retaining high-value, dual-channel customers. We will continue delivering brand-accretive marketing to grow the customer base. In 2018, our square footage at Victoria's Secret North America is expected to remain flat. In our direct channel, we are investing in infrastructure and technology to support growth.
The core of Bath & Body Works is its body care, home fragrance products, soaps and sanitizers which together make up the majority of sales and profits for the business. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. We have further opportunity to grow by creating a Bath & Body Works and White Barn shop-in-shop at many of our store locations. In 2018, we plan to increase our square footage at Bath & Body Works North America by about 3% through the opening of approximately 30 net new Bath & Body Works stores and the remodeling of existing stores. Additionally, www.BathandBodyWorks.com continues to exhibit significant year-over-year growth.
Extend our core brands internationally
We believe there is substantial opportunity for international growth. We have separate, dedicated teams that have taken a methodical, "test and learn" approach to expansion. We began our international expansion with the acquisition of La Senza at the beginning of 2007, and we've continued to expand our presence outside of North America by opening company-owned stores, as well as increasing the number of stores operated by our international partners.

•
Victoria’s Secret International Stores — We have made significant progress in expanding Victoria's Secret internationally. We opened our first seven Victoria's Secret full-assortment stores in Greater China during 2017, and have plans to open approximately 10 more in 2018. In the U.K., we opened three new Victoria's Secret full-assortment stores and two PINK stores in 2017, bringing the total to 23. In 2018, we plan to open two Victoria's Secret full-assortment stores and one PINK store in the U.K. Additionally, in 2017 we opened our first Victoria's Secret full-assortment store in Ireland.

Further, our partners opened nine Victoria's Secret full-assortment stores in 2017 with notable openings in Poland, Russia, Turkey and the Middle East, bringing the total to 32 Victoria's Secret full-assortment stores and five PINK stores. Our partners plan to open approximately 20 Victoria's Secret full-assortment stores and five PINK stores in 2018.

•
Victoria's Secret Beauty and Accessories Stores — We operate 29 company-owned Victoria's Secret Beauty and Accessories stores in Greater China and expect to open approximately 10 more in 2018. Our partners opened six net new Victoria’s Secret Beauty and Accessories stores in 2017, bringing the total to 397. These stores are located in local markets, airports and tourist destinations, and are focused on Victoria’s Secret branded beauty and accessory products. Our partners plan to open approximately 40 and close approximately 25 Victoria’s Secret Beauty and Accessories stores in 2018.

•
Bath & Body Works International Stores — Our partners opened 26 net new Bath & Body Works stores in 2017, bringing the total in the Middle East, Latin America, Southeast Asia and Europe to 185. Our partners plan to open approximately 50 additional stores in 2018.

Focus on the fundamentals of our business
We are focused on the fundamentals of our business which include our customers, core merchandise categories, inventory management, speed and agility, and store selling and execution. In terms of speed and agility, we are focused on inventory discipline through lead-time reductions and in-season agility to increase sales and reduce promotional activity. Finally, we continue to optimize our store selling and execution by concentrating on a better store experience and developing, retaining and investing in talented, trained and productive store associates.

2017 Overview
We utilize the retail calendar for reporting. As such, the results for fiscal 2017 represents the 53-week period ended February 3, 2018, and the results for 2016 and 2015 represent the 52-week periods ended January 28, 2017 and January 30, 2016, respectively. The 2017 fourth quarter consists of a 14-week period versus a 13-week period in 2016. The extra week accounted for approximately $160 million in incremental sales in the fourth quarter of 2017.
Results were mixed in 2017. Our net sales increased $58 million to $12.632 billion driven by the extra week in the fiscal year, partially offset by a comparable sales decrease of 3%. Our operating income decreased $275 million to $1.728 billion, and our operating income rate decreased to 13.7% from 15.9%. Growth at Bath & Body Works was more than offset by declines at Victoria’s Secret and Victoria's Secret and Bath & Body Works International:

•
At Bath & Body Works, sales increased 8%, driven by a positive 2% comparable store sales increase and a 24% increase in sales in the direct channel. Operating income increased 5%. We worked a large part of the year to refine our merchandise mix. Through new products and relaunches we improved our assortment, created a large amount of newness and learned even more about our customer and what she wants most. We ended the year with 425 new concept stores which include the White Barn design. While the investment in these stores results in near-term financial pressure, they continue to drive significant sales increases and importantly present a new, compelling store design to our customers.

•
In the Victoria’s Secret business, while we continue to see strong growth in our direct channel (18% in go-forward merchandise categories for 2017), store traffic levels continue to be challenging despite increased marketing and promotion (comparable store sales for go-forward merchandise categories declined 6% in 2017), as we continue to build back our customer base. Operating income for the Victoria’s Secret segment declined 21% in 2017. By business unit:

◦
Our PINK business achieved a mid-single digit sales increase for the year, as strong growth in the bra and panty business was somewhat offset by a decline in the loungewear business. We are leveraging our speed capabilities in the PINK business to address fashion issues in the loungewear business and improve results.

◦	In the Victoria’s Secret Lingerie business, although our results improved throughout the year, total sales in go-forward categories declined in the mid-single digit range in 2017.

◦
The Victoria’s Secret Beauty business improved in 2017. Sales increased in the low-single digit range, and the merchandise margin rate increased, as the customer responded to a more focused assortment and new products and fashion.

•
Operating income in our international segment declined by $35 million to $5 million. Our partner-based businesses are doing well, with solid operating income growth for the year. The operating loss related to our company-owned business in China increased as we continue to invest for significant growth. We opened seven new Victoria’s Secret full-assortment stores in China in 2017 and began e-commerce on the global Tmall website. Our company-owned business in the U.K. was challenged in 2017, comparable sales and operating income both declined, and we are very focused on improving performance.

We are equipped for success, driven by strong brands which lead their categories and an experienced and talented leadership team. We see significant growth opportunities both in and outside of North America. Although our performance in 2017 did not meet our expectations, we continue to hold leadership positions in the segments of retail in which we do business.
For additional information related to our 2017 financial performance, see “Results of Operations – 2017 Compared to 2016.”
Our capital expenditures of $707 million included $601 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
We also are committed to returning value to our shareholders through a combination of dividends and share repurchase programs. During 2017, we paid $686 million in regular dividends and repurchased $445 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs. Since 2000, we have returned approximately $20 billion to shareholders through share repurchases and dividends.
Adjusted Financial Information

In addition to our results provided in accordance with GAAP above and throughout this Form 10-K, provided below are non-GAAP measurements which present operating income, net income and earnings per share in 2017, 2016 and 2015 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

(in millions, except per share amounts)	2017	2016	2015
Detail of Special Items included in Operating Income - Income (Expense)
Victoria's Secret Restructuring (a)	$—	$(35)	$—
Total Special Items included in Operating Income	$—	$(35)	$—

Detail of Special Items included in Other Income (Loss) - Income (Loss)
Gain on Distribution from Easton Town Center, LLC (b)	$—	$108	$—
Loss on Extinguishment of Debt (c)	(45)	(36)	—
Gain on Divestiture of Third-party Apparel Sourcing Business (d)	—	—	78
Total Special Items included in Other Income (Loss)	$(45)	$72	$78

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax Benefit related to Changes in U.S. Tax Legislation (e)	$92	$—	$—
Tax Benefit from the Settlement of a Discrete Tax Matter (f)	—	42	—
Tax Effect of Special Items included in Operating Income and Other Income (Loss)	16	(11)	(9)
Total Special Items included in Provision for Income Taxes	$108	$31	$(9)

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$1,728	$2,003	$2,192
Special Items included in Operating Income	—	35	—
Adjusted Operating Income	$1,728	$2,037	$2,192

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$983	$1,158	$1,253
Special Items included in Net Income	(63)	(68)	(69)
Adjusted Net Income	$920	$1,090	$1,184

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$3.42	$3.98	$4.22
Special Items included in Earnings Per Diluted Share	(0.22)	(0.23)	(0.23)
Adjusted Earnings Per Diluted Share	$3.20	$3.74	$3.99
 ________________

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

(c)
In the fourth quarter of 2017, we redeemed our $500 million 8.50% Senior Unsecured Notes due June 2019 resulting in a pre-tax loss on extinguishment of $45 million (after-tax loss of $29 million). In the second quarter of 2016, we redeemed our $700 million 6.90% Senior Unsecured Notes due July 2017 resulting in a pre-tax loss on extinguishment of $36 million (after-tax loss of $22 million). For additional information see Note 12, "Long-term Debt and Borrowing Facilities" included in Item 8. Financial Statements and Supplementary Data.

(d)
In the first quarter of 2015, we divested our remaining ownership interest in our third-party apparel sourcing business. We received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). For additional information see Note 9, "Equity Investments and Other" included in Item 8. Financial Statements and Supplementary Data.

(e)
In the fourth quarter of 2017, we recorded a $92 million tax benefit related to changes in U.S. tax legislation. For additional information see Note 11, "Income Taxes" included in Item 8. Financial Statements and Supplementary Data.

(f)
In the fourth quarter of 2016, we recorded a $42 million tax benefit related to the favorable resolution of a discrete income tax matter. For additional information see Note 11, "Income Taxes" included in Item 8. Financial Statements and Supplementary Data.

2018 Outlook
The global retail sector and our business continue to face an uncertain environment and, as a result, we will continue to manage our business thoughtfully, and we will focus on the execution of the retail fundamentals.
At the same time, we are aggressively focusing on bringing compelling merchandise assortments and marketing, store and online experiences to our customers. We will look for, and seek to capitalize on, those opportunities available to us. We believe that our brands, which lead their categories and offer high emotional content to customers at accessible prices, are well positioned heading into 2018.
Company-Owned Store Data
The following table compares 2017 company-owned store data to the comparable periods for 2016 and 2015:

				% Change
	2017	2016	2015	2017	2016
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$784	$844	$864	(7%)	(2%)
Bath & Body Works U.S.	844	831	815	2%	2%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$5,003	$5,288	$5,300	(5%)	—%
Bath & Body Works U.S.	2,107	2,010	1,933	5%	4%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,415	6,349	6,187	1%	3%
Bath & Body Works U.S.	2,532	2,459	2,382	3%	3%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,210	7,181	6,917	—%	4%
Bath & Body Works U.S.	4,032	3,912	3,749	3%	4%

The following table represents company-owned store data for 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	February 3, 2018
Victoria’s Secret U.S.	1,131	13	(20)	1,124
Victoria’s Secret Canada	46	2	(2)	46
Total Victoria's Secret	1,177	15	(22)	1,170
Bath & Body Works U.S.	1,591	32	(31)	1,592
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,693	32	(31)	1,694
Victoria's Secret U.K. / Ireland	18	6	—	24
Victoria's Secret Beauty and Accessories	31	4	(6)	29
Victoria's Secret China	—	7	—	7
Total Victoria's Secret and Bath & Body Works International	49	17	(6)	60
Henri Bendel	29	—	(2)	27
La Senza U.S.	4	1	—	5
La Senza Canada	122	1	(4)	119
Total L Brands Stores	3,074	66	(65)	3,075

The following table represents company-owned store data for 2016:

	Stores Operating at				Stores Operating at
	January 30, 2016	Opened	Acquired (a)	Closed	January 28, 2017
Victoria’s Secret U.S.	1,118	23	—	(10)	1,131
Victoria’s Secret Canada	46	—	—	—	46
Total Victoria's Secret	1,164	23	—	(10)	1,177
Bath & Body Works U.S.	1,574	30	—	(13)	1,591
Bath & Body Works Canada	98	5	—	(1)	102
Total Bath & Body Works	1,672	35	—	(14)	1,693
Victoria's Secret U.K.	14	4	—	—	18
Victoria's Secret Beauty and Accessories	—	6	26	(1)	31
Total Victoria's Secret and Bath & Body Works International	14	10	26	(1)	49
Henri Bendel	29	—	—	—	29
La Senza U.S.	—	4	—	—	4
La Senza Canada	126	—	—	(4)	122
Total L Brands Stores	3,005	72	26	(29)	3,074
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, "Acquisition" included in Item 8. Financial Statements and Supplementary Data.

The following table represents company-owned store data for 2015:

	Stores Operating at			Stores Operating at
	January 31, 2015	Opened	Closed	January 30, 2016
Victoria’s Secret U.S.	1,098	28	(8)	1,118
Victoria’s Secret Canada	41	6	(1)	46
Total Victoria's Secret	1,139	34	(9)	1,164
Bath & Body Works U.S.	1,558	23	(7)	1,574
Bath & Body Works Canada	88	10	—	98
Total Bath & Body Works	1,646	33	(7)	1,672
Victoria's Secret U.K.	10	4	—	14
Total Victoria's Secret and Bath & Body Works International	10	4	—	14
Henri Bendel	29	—	—	29
La Senza Canada	145	1	(20)	126
Total L Brands Stores	2,969	72	(36)	3,005

Noncompany-Owned Store Data
The following table represents noncompany-owned store data for 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	February 3, 2018
Victoria’s Secret Beauty & Accessories	391	34	(28)	397
Victoria's Secret	28	9	—	37
Bath & Body Works	159	28	(2)	185
La Senza	203	4	(13)	194
Total	781	75	(43)	813
The following table represents noncompany-owned store data for 2016:

	Stores Operating at				Stores Operating at
	January 30, 2016	Opened	Closed	Transferred (a)	January 28, 2017
Victoria’s Secret Beauty & Accessories	373	56	(12)	(26)	391
Victoria's Secret	19	9	—	—	28
Bath & Body Works	125	36	(2)	—	159
La Senza	221	6	(24)	—	203
Total	738	107	(38)	(26)	781
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 4, "Acquisition" included in Item 8. Financial Statements and Supplementary Data.

The following table represents noncompany-owned store data for 2015:

	Stores Operating at			Stores Operating at
	January 31, 2015	Opened	Closed	January 30, 2016
Victoria’s Secret Beauty & Accessories	290	88	(5)	373
Victoria's Secret	14	5	—	19
Bath & Body Works	80	47	(2)	125
La Senza	266	5	(50)	221
Total	650	145	(57)	738

Results of Operations—2017 Compared to 2016
We utilize the retail calendar for reporting. As such, the results for fiscal 2017 represent the 53-week period ended February 3, 2018, and the results for 2016 represent the 52-week period ended January 28, 2017. The extra week accounted for approximately $160 million in incremental net sales and an estimated $46 million in incremental operating income in 2017.
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2017 in comparison to 2016:

			Operating Income Rate
	2017	2016	2017	2016
	(in millions)
Victoria’s Secret	$932	$1,173	12.6%	15.1%
Bath & Body Works	953	907	23.0%	23.6%
Victoria's Secret and Bath & Body Works International	5	40	1.0%	9.4%
Other (a)	(162)	(117)	(27.1)%	(22.6)%
Total Operating Income	$1,728	$2,003	13.7%	15.9%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For 2017, operating income decreased $275 million to $1.728 billion, and the operating income rate decreased to 13.7% from 15.9%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2017 in comparison to 2016:

	2017	2016	% Change
	(in millions)
Victoria’s Secret Stores (a)	$5,879	$6,199	(5%)
Victoria’s Secret Direct	1,508	1,582	(5%)
Total Victoria’s Secret	7,387	7,781	(5%)
Bath & Body Works Stores (a)	3,589	3,400	6%
Bath & Body Works Direct	559	452	24%
Total Bath & Body Works	4,148	3,852	8%
Victoria's Secret and Bath & Body Works International	502	423	19%
Other (b)	595	518	15%
Total Net Sales	$12,632	$12,574	—%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for 2016 to 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total

2016 Net Sales	$7,781	$3,852	$423	$518	$12,574
Comparable Store Sales	(472)	73	(15)	(7)	(421)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	146	110	64	3	323
Foreign Currency Translation	6	6	(3)	5	14
Direct Channels	(74)	107	25	13	71
International Wholesale, Royalty and Other	—	—	8	63	71
2017 Net Sales	$7,387	$4,148	$502	$595	$12,632

The following table compares 2017 comparable sales to 2016:

	2017	2016
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(8)%	—%
Bath & Body Works (b)	5%	6%
Total Comparable Sales	(3)%	2%

Comparable Store Sales (a)
Victoria’s Secret (b)	(8)%	(1)%
Bath & Body Works (b)	2%	3%
Total Comparable Store Sales	(4)%	1%
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable sales for 2017 was calculated on a 53-to-53-week basis and the percentage change in comparable sales for 2016 was calculated on a 52-to-52-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For 2017, net sales decreased $394 million to $7.387 billion, comparable sales and comparable store sales both decreased 8%. Net sales decreased primarily due to strategic decisions to exit the swim and apparel categories, a decline in core bra sales and a decline in panties as we reposition the category. These results were partially offset by increases in PINK, sport and beauty driven by merchandise assortment that incorporated newness, innovation and fashion.
The decrease in comparable store sales was driven primarily by a decrease in total transactions due to reduced traffic, impacted significantly by the exit of certain categories.

Bath & Body Works
For 2017, net sales increased $296 million to $4.148 billion, comparable sales increased 5% and comparable store sales increased 2%. Net sales increased in the home fragrance and body care categories, which incorporated newness, innovation and fashion.
The increase in comparable store sales was primarily driven by higher average unit retail.
Victoria's Secret and Bath & Body Works International
For 2017, net sales increased $79 million to $502 million primarily related to new company-owned Victoria's Secret stores and direct channel growth in Greater China and additional stores opened by our partners.
Other
For 2017, net sales increased $77 million to $595 million primarily due to an increase in wholesale sales to our international partners.
Gross Profit
For 2017, our gross profit decreased $166 million to $4.959 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 39.3% from 40.8% primarily as a result of:
Victoria’s Secret
For 2017, the gross profit decrease was driven by lower merchandise margin dollars related to the decrease in net sales.
The gross profit rate decrease was driven by deleverage of buying and occupancy expenses on lower sales and a lower merchandise margin rate primarily due to increased promotional activity, partially offset by lower catalogue costs and other cost reductions.
Bath & Body Works
For 2017, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by a decrease in the merchandise margin rate primarily due to increased promotional activity, mix of category sales and channel mix.
Victoria's Secret and Bath & Body Works International
For 2017, the gross profit increase was driven by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners. These increases were partially offset by higher occupancy expenses due to investments in store real estate in Greater China and at Victoria's Secret U.K.
The gross profit rate decrease was driven by an increase in occupancy expenses due to investments in store real estate in Greater China and at Victoria's Secret U.K.
General, Administrative and Store Operating Expenses
For 2017, our general, administrative and store operating expenses increased $109 million to $3.231 billion primarily driven by an increase in marketing expenses due to increased direct mail at Victoria's Secret, higher selling expenses at Bath & Body Works and in Greater China due to the increase in net sales, and as a result of our investment in Greater China. These increases were partially offset by lower selling expenses related to lower sales volumes at Victoria's Secret and severance charges recorded in the first quarter of 2016 related to the Victoria's Secret restructuring.
The general, administrative and store operating expense rate increased to 25.6% from 24.8% primarily due to increased marketing expenses.

Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2017 and 2016:

	2017	2016
Average daily borrowings (in millions)	$5,827	$5,827
Average borrowing rate (in percentages)	7.0%	6.8%

For 2017, our interest expense increased $12 million to $406 million due to a higher average borrowing rate and the impact of the extra week in 2017.
Other Income (Loss)
For 2017, our other income (loss) decreased $97 million to a $10 million loss. Activity in 2016 included a distribution received from Easton Town Center, LLC resulting in a pre-tax gain of $108 million, partially offset by a $36 million pre-tax loss on extinguishment of the 2017 Notes. In 2017, we recognized a $45 million pre-tax loss on extinguishment of the 2019 Notes, partially offset by gains related to distributions from certain of our Easton investments.
Provision for Income Taxes
For 2017, our effective tax rate decreased to 25.1% from 31.7%. The 2017 rate was lower than our combined estimated federal and state statutory rate primarily due to the benefit related to changes in U.S. tax legislation. The 2016 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
Results of Operations—Fourth Quarter of 2017 Compared to Fourth Quarter of 2016
We utilize the retail calendar for reporting. As such, the results for the fourth quarter of 2017 represent the 14-week period ended February 3, 2018, and the results for the fourth quarter of 2016 represent the 13-week period ended January 28, 2017. The extra week accounted for approximately $160 million in incremental net sales and an estimated $46 million in incremental operating income in 2017.
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2017 in comparison to the fourth quarter of 2016:

	Fourth Quarter		Operating Income Rate
	2017	2016	2017	2016
	(in millions)
Victoria’s Secret	$457	$494	17.1%	19.1%
Bath & Body Works	557	502	31.0%	31.0%
Victoria's Secret and Bath & Body Works International	4	10	2.3%	8.3%
Other (a)	(31)	(18)	(16.1)%	(11.7)%
Total Operating Income	$987	$988	20.5%	22.0%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the fourth quarter of 2017, operating income decreased $1 million to $987 million, and the operating income rate decreased to 20.5% from 22.0%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the fourth quarter of 2017 in comparison to the fourth quarter of 2016:

Fourth Quarter	2017	2016	% Change
	(in millions)
Victoria’s Secret Stores (a)	$2,038	$2,063	(1%)
Victoria’s Secret Direct	631	526	20%
Total Victoria’s Secret	2,669	2,589	3%
Bath & Body Works Stores (a)	1,545	1,422	9%
Bath & Body Works Direct	249	198	26%
Total Bath & Body Works	1,794	1,620	11%
Victoria's Secret and Bath & Body Works International	170	124	37%
Other (b)	190	156	21%
Total Net Sales	$4,823	$4,489	7%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the fourth quarter of 2017 to the fourth quarter of 2016:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2016 Net Sales	$2,589	$1,620	$124	$156	$4,489
Comparable Store Sales	(116)	52	(8)	(2)	(74)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	87	66	24	3	180
Foreign Currency Translation	4	5	5	3	17
Direct Channels	105	51	14	6	176
International, Wholesale, Royalty and Other	—	—	11	24	35
2017 Net Sales	$2,669	$1,794	$170	$190	$4,823

The following table compares fourth quarter of 2017 comparable sales to fourth quarter of 2016:

Fourth Quarter	2017	2016
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(1)%	(3)%
Bath & Body Works (b)	6%	5%
Total Comparable Sales	2%	—%

Comparable Store Sales (a)
Victoria’s Secret (b)	(6)%	(2)%
Bath & Body Works (b)	4%	2%
Total Comparable Store Sales	(2)%	—%
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales are calculated on a comparable calendar period. Therefore, the percentage change in comparable sales for 2017 was calculated on a 14-to-14-week basis and the percentage change in comparable sales for 2016 was calculated on a 13-to-13-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2017, net sales increased $80 million to $2.669 billion, comparable sales decreased 1%, and comparable store sales decreased 6%. Net sales increased in PINK, beauty and sport apparel driven by merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by a decrease in lingerie sales driven by a decline in unconstructed and sport bra performance.
The decrease in comparable store sales was driven primarily by lower traffic and lower average unit retail.
Bath & Body Works
For the fourth quarter of 2017, net sales increased $174 million to $1.794 billion, comparable sales increased 6%, and comparable store sales increased 4%. Net sales increased in the home fragrance and body care categories, which incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average unit retail.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2017, net sales increased $46 million to $170 million, primarily related to new company-owned Victoria's Secret stores and direct channel growth in Greater China and additional stores opened by our partners.
Other
For the fourth quarter of 2017, net sales increased $34 million to $190 million primarily due to an increase in wholesale sales to our international partners.
Gross Profit
For the fourth quarter of 2017, our gross profit increased $96 million to $2.040 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 42.3% from 43.3% primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2017, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales, partially offset by an increase in distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate decrease was driven by a decrease in the merchandise margin rate primarily due to increased promotional activity.
Bath & Body Works
For the fourth quarter of 2017, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate and distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate decrease was driven by a decrease in the merchandise margin rate primarily due to increased promotional activity, partially offset by leverage of buying and occupancy expenses on higher sales.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2017, the gross profit increase was driven by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners, partially offset by higher occupancy expenses due to investments in store real estate in Greater China and at Victoria's Secret U.K.
The gross profit rate decrease was driven by an increase in occupancy expenses due to investments in store real estate in Greater China and at Victoria's Secret U.K.

General, Administrative and Store Operating Expenses
For the fourth quarter of 2017, our general, administrative and store operating expenses increased $97 million to $1.053 billion driven by higher selling expenses due to higher sales volumes and an increase in marketing expenses primarily due to increased direct mail at Victoria's Secret.
The general, administrative and store operating expense rate increased to 21.8% from 21.3% primarily due to increased marketing expenses.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2017 and 2016:

Fourth Quarter	2017	2016
Average daily borrowings (in millions)	$5,893	$5,779
Average borrowing rate (in percentages)	6.9%	6.9%

For the fourth quarter of 2017, our interest expense increased $8 million to $106 million due to the impact of the extra week in 2017 and an increase in average daily borrowings.
Other Income (Loss)
For the fourth quarter of 2017, our other income (loss) decreased $42 million to a $38 million loss primarily driven by a $45 million pre-tax loss on extinguishment of the 2019 Notes.
Provision for Income Taxes
For the fourth quarter of 2017, our effective tax rate decreased to 21.1% from 29.2%. The 2017 rate was lower than our combined estimated federal and state statutory rate primarily due to the benefit related to changes in U.S. tax legislation. The 2016 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
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
The results by segment are as follows:
Victoria’s Secret
For 2016, net sales increased $109 million to $7.781 billion, comparable sales remained flat, and comparable store sales decreased 1%.  Net sales increased primarily due to increases in PINK and sport, driven by a compelling merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by decreases in swim and apparel due to a strategic decision to exit these categories, core bras due to lower average unit retail prices, and beauty as we reposition the category.
The decrease in comparable store sales was driven by a lower average unit retail and the impact of exited categories.
Bath & Body Works
For 2016, net sales increased $265 million to $3.852 billion, comparable sales increased 6%, and comparable store sales increased 3%. Net sales increased in most categories, including home fragrance and body care, which incorporated newness, innovation, and fashion.
The increase in comparable store sales was primarily driven by a higher average unit retail.
Victoria's Secret and Bath & Body Works International
For 2016, net sales increased $38 million to $423 million primarily related to newly acquired Victoria's Secret Beauty and Accessories stores in Greater China, company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners. These results were partially offset by softness in the Victoria's Secret Beauty and Accessories business and the negative impacts of foreign currency.
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
Other Income (Loss)
For 2016, our other income (loss) increased $11 million to $87 million primarily driven by a distribution received from Easton Town Center, LLC resulting in a gain of $108 million, partially offset by a $36 million loss on extinguishment of the 2017 Notes. In 2015, we recognized a gain of $78 million due to the divestiture of our remaining ownership interest in the third-party apparel sourcing business.
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
The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2016, net sales decreased $25 million to $2.589 billion, comparable sales decreased 3%, and comparable store sales decreased 2%. Net sales decreased primarily driven by a decline in total core bra sales due to lower average unit retail prices and decreases in swim and apparel due to a strategic decision to exit these categories. These results were partially offset by increases in PINK, sport and beauty driven by compelling merchandise assortment that incorporated newness, innovation and fashion.
The decrease in comparable store sales was driven by a lower average unit retail and the impact of exited categories.
Bath & Body Works
For the fourth quarter of 2016, net sales increased $100 million to $1.620 billion, comparable sales increased 5%, and comparable store sales increased 2%. Net sales increased in most categories, including home fragrance and body care which incorporated newness, innovation, and fashion.
The increase in comparable store sales was primarily driven by a higher average unit retail.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2016, net sales increased $12 million to $124 million, primarily related to newly acquired Victoria's Secret Beauty and Accessories stores in Greater China, company-owned Victoria's Secret stores in the U.K. and additional stores opened by our partners. These results were partially offset by softness in the Victoria's Secret Beauty and Accessories business and the negative impacts of foreign currency at Victoria's Secret U.K.
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
Victoria’s Secret
For the fourth quarter of 2016, the gross profit decrease was driven by a decline in merchandise margin primarily due to promotional events to drive traffic and proactively manage inventory and a decline in beauty as we reposition the category. Buying and occupancy expenses decreased primarily driven by a decrease in catalogue costs and other cost reductions from strategic actions taken in the first quarter, partially offset by an increase in occupancy expenses due to investments in store real estate.
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
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2016, the gross profit decrease was driven by higher occupancy expenses due to investments in store real estate in Greater China and the U.K., softness in the Victoria's Secret Beauty and Accessories business and the negative impacts of foreign currency on merchandise margin at Victoria's Secret U.K. These decreases were partially offset by increased merchandise margin dollars generated from higher net sales.
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

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. The majority of our cash and cash equivalents are held by domestic subsidiaries. Our cash and cash equivalents held by foreign subsidiaries were $348 million as of February 3, 2018.
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During 2017, we paid $686 million in regular dividends and repurchased $445 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs.

The following table provides our debt balance, net of unamortized debt issuance costs and discounts, as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$989
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	994	992
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	994	992
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	495	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	—	496
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	398	397
Foreign Facilities with Subsidiary Guarantee	1	—
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,062	$5,055
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297
Foreign Facilities without Subsidiary Guarantee	87	36
Total Senior Unsecured Debt	$732	$681
Total	$5,794	$5,736
Current Debt	(87)	(36)
Total Long-term Debt, Net of Current Portion	$5,707	$5,700
_______________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of January 28, 2017.

Issuance of Notes
In January 2018, we issued $500 million of 5.25% notes due in February 2028. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of February 2028 and are included within Long-term Debt on the February 3, 2018 Consolidated Balance Sheet.

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
Redemption of Notes
In January 2018, we used the proceeds from the 2028 Notes to redeem the $500 million 2019 Notes for $540 million. The pre-tax loss on extinguishment of this debt was $45 million (after-tax loss of $29 million), which includes write-offs of unamortized issuance costs and discounts and losses related to terminated interest rate swaps associated with the 2019 Notes. This loss is included in Other Income (Loss) in the 2017 Consolidated Statement of Income.

In July 2016, we used the proceeds from the 2036 Notes to redeem the $700 million 2017 Notes for $742 million. The pre-tax loss on extinguishment of this debt was $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes. This loss is included in Other Income (Loss) in the 2016 Consolidated Statement of Income.
Revolving Facility
In May 2017, we entered into an amendment and restatement ("Amendment") of our secured revolving credit facility ("Revolving Facility"). The Amendment maintains the aggregate amount of the commitments of the lenders under the

Revolving Facility at $1 billion and extends the termination date from July 18, 2019 to May 11, 2022. The Amendment allows certain of our non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
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
We incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and recorded in Other Assets on the February 3, 2018 Consolidated Balance Sheet and are being amortized over the remaining term of the Revolving Facility.
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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of February 3, 2018, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of February 3, 2018, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of February 3, 2018 that reduced our remaining availability under our Revolving Facility.
Foreign Facilities
In addition to the Revolving Facility, we maintain various revolving and term loan bank facilities to support our operations in Greater China ("Foreign Facilities"). These facilities allow certain of our Greater China subsidiaries to borrow and obtain letters of credit in U.S. dollars and Chinese yuan.
During the fourth quarter of 2017, we entered into a new revolving facility with availability totaling $100 million. The obligation to pay principal and interest is jointly and severally guaranteed on a full and unconditional basis by L Brands, Inc. and the Guarantors. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2017, we borrowed $1 million under this facility. This borrowing, which matures on May 11, 2022, is included within Long-term Debt on the February 3, 2018 Consolidated Balance Sheet.
We also maintain various revolving and term loan bank facilities that are guaranteed by L Brands, Inc. with availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2017, we borrowed $95 million and made payments of $44 million under these facilities. The maximum daily amount outstanding at any point in time during 2017 was $97 million. Current borrowings on these facilities mature between February 6, 2018 and December 18, 2018 and are included within Current Debt on the February 3, 2018 Consolidated Balance Sheet.

Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of February 3, 2018, January 28, 2017 and January 30, 2016:

	February 3, 2018	January 28, 2017	January 30, 2016
	(in millions)
Net Cash Provided by Operating Activities (a)	$1,406	$1,990	$2,027
Capital Expenditures	707	990	727
Working Capital	1,262	1,451	2,281
Capitalization:
Long-term Debt	5,707	5,700	5,715
Shareholders’ Equity (Deficit)	(753)	(729)	(259)
Total Capitalization	$4,954	$4,971	$5,456
Remaining Amounts Available Under Credit Agreements (b)	$991	$992	$992
 ________________

(a)
As further discussed in Note 2 included in Item 8. Financial Statements and Supplementary Data, prior year amounts have been recast to reflect the retrospective application of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We had outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $9 million as of February 3, 2018, and $8 million as of January 28, 2017 and January 30, 2016.

The following table provides certain measures of liquidity and capital resources as of February 3, 2018, January 28, 2017 and January 30, 2016:

	February 3, 2018	January 28, 2017	January 30, 2016
Debt-to-capitalization Ratio (a)	115%	115%	105%
Cash Flow to Capital Investment (b)	199%	201%	279%
________________

(a)	Long-term debt divided by total capitalization

(b)
Net cash provided by operating activities divided by capital expenditures. As further discussed in Note 2 included in Item 8. Financial Statements and Supplementary Data, prior year net cash provided by operating activities have been recast to reflect the retrospective application of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

Credit Ratings
The following table provides our credit ratings as of February 3, 2018:

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
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during fiscal 2017, 2016 and 2015:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2017	2016	2015	2017	2016	2015
	(in millions)	(in thousands)			(in millions)
September 2017	$250	3,858	NA	NA	$202	NA	NA	$52.37
February 2017	250	5,500	NA	NA	240	NA	NA	$43.57
February 2016	500	51	5,719	NA	3	$438	NA	$76.47
June 2015	250	NA	NA	2,680	NA	NA	$233	$87.06
February 2015	250	NA	NA	2,788	NA	NA	250	$89.45
Total		9,409	5,719	5,468	$445	$438	$483

In September 2017, our Board of Directors approved a $250 million share repurchase program, which included the $10 million remaining under the February 2017 repurchase program.

In February 2017, our Board of Directors approved a $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program.
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
There were $2 million and $3 million of share repurchases reflected in Accounts Payable on the February 3, 2018 and January 28, 2017 Consolidated Balance Sheets, respectively.
Subsequent to February 3, 2018, our Board of Directors approved a new $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program. We repurchased an additional 0.8 million shares of common stock for $35 million subsequent to February 3, 2018.
Treasury Stock Retirement
In November 2017, we retired 36 million shares of our treasury stock. The retirement resulted in a reduction of $2.036 billion in Treasury Stock, $18 million in the par value of Common Stock, $82 million in Paid-in Capital and $1.936 billion in Retained Earnings.
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
Under the authority and declaration of our Board of Directors, we paid the following dividends during fiscal 2017, 2016 and 2015:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2017
Fourth Quarter	$0.60	$—	$0.60	$170
Third Quarter	0.60	—	0.60	172
Second Quarter	0.60	—	0.60	172
First Quarter	0.60	—	0.60	172
2017 Total	$2.40	$—	$2.40	$686
2016
Fourth Quarter	$0.60	$—	$0.60	$172
Third Quarter	0.60	—	0.60	173
Second Quarter	0.60	—	0.60	173
First Quarter	0.60	2.00	2.60	750
2016 Total	$2.40	$2.00	$4.40	$1,268
2015
Fourth Quarter	$0.50	$—	$0.50	$145
Third Quarter	0.50	—	0.50	146
Second Quarter	0.50	—	0.50	146
First Quarter	0.50	2.00	2.50	734
2015 Total	$2.00	$2.00	$4.00	$1,171
Subsequent to February 3, 2018, our Board of Directors declared the first quarter of 2018 ordinary dividend of $0.60 per share.
Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016:

	2017	2016	2015
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,934	$2,548	$1,681
Net Cash Flows Provided by Operating Activities (a)	1,406	1,990	2,027
Net Cash Flows Used for Investing Activities	(698)	(833)	(443)
Net Cash Flows Used for Financing Activities	(1,127)	(1,765)	(716)
Effect of Exchange Rate Changes on Cash	—	(6)	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	(419)	(614)	867
Cash and Cash Equivalents, End of Year	$1,515	$1,934	$2,548
 ________________

(a)
As further discussed in Note 2 included in Item 8. Financial Statements and Supplementary Data, prior year amounts have been recast to reflect the retrospective application of ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.

Operating Activities
Net cash provided by operating activities in 2017 was $1.406 billion, including net income of $983 million. Net income included depreciation and amortization of $571 million, a decrease in deferred income taxes of $108 million, share-based compensation expense of $102 million, loss on extinguishment of debt of $45 million and gains on distributions from Easton investments of $20 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow of $137 million associated with an increase in inventory.

Net cash provided by operating activities in 2016 was $1.990 billion, including net income of $1.158 billion. Net income included depreciation and amortization of $518 million, an increase in deferred income taxes of $110 million, gains on distributions from Easton investments of $112 million, share-based compensation expense of $96 million and loss on extinguishment of debt of $36 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was an increase in operating cash flow of $117 million associated with an increase in income taxes payable.
Net cash provided by operating activities in 2015 was $2.027 billion, including net income of $1.253 billion. Net income included depreciation and amortization of $457 million, share-based compensation expense of $97 million and a gain on divestiture of the third-party apparel sourcing business of $78 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were increases in operating cash flow of $137 million associated with an increase in accounts payable, accrued expenses and other and $131 million associated with an increase in income taxes payable.
Investing Activities
Net cash used for investing activities in 2017 was $698 million consisting primarily of $707 million of capital expenditures and purchases of marketable securities of $10 million, partially offset by a $29 million return of capital from Easton investments. The capital expenditures included $601 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2016 was $833 million consisting primarily of $990 million of capital expenditures and $33 million related to the acquisition of our Victoria's Secret Beauty and Accessories franchise partner's operations and stores in Greater China (net of cash acquired), partially offset by a $119 million return of capital from Easton investments, proceeds from the sale of assets of $53 million and proceeds from the sale of marketable securities of $10 million. The capital expenditures included $772 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
We anticipate spending approximately $750 million for capital expenditures in 2018 with the majority relating to opening new stores and remodeling and improving existing stores. We expect to open approximately 100 new company-owned stores in 2018, primarily Bath & Body Works stores in the U.S. and stores in Greater China.
Financing Activities
Net cash used for financing activities in 2017 was $1.127 billion consisting primarily of quarterly dividend payments totaling $2.40 per share, or $686 million, $540 million to redeem our 2019 Notes, repurchases of common stock of $446 million and tax payments related to share-based awards of $32 million. These were partially offset by the net proceeds of $495 million from the 2028 Notes issuance, $52 million of net proceeds under our foreign facilities and proceeds from the exercise of stock options of $38 million.
Net cash used for financing activities in 2016 was $1.765 billion consisting primarily of quarterly and special dividend payments totaling $4.40 per share, or $1.268 billion, $742 million to redeem our 2017 Notes, repurchases of common stock of $435 million and tax payments related to share-based awards of $58 million. These were partially offset by the net proceeds of $692 million from the 2036 Notes issuance, $29 million of net proceeds under our foreign facilities and proceeds from the exercise of stock options of $20 million.
Net cash used for financing activities in 2015 was $716 million consisting primarily of quarterly and special dividend payments totaling $4.00 per share, or $1.171 billion, repurchases of common stock of $483 million and tax payments related to share-based awards of $88 million. These were partially offset by the net proceeds of $988 million from the 2035 Notes issuance and proceeds from the exercise of stock options of $33 million.

Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of February 3, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$9,762	$431	$1,122	$2,554	$5,655	$—
Operating Lease Obligations (b)	5,328	730	1,358	1,160	2,080	—
Purchase Obligations (c)	1,272	1,204	60	6	2	—
Other Liabilities (d)	412	19	13	21	30	329
Total	$16,774	$2,384	$2,553	$3,741	$7,767	$329
________________

(a)
Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through February 3, 2018. For additional information, see Note 12 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

(d)
Other liabilities primarily include future payments relating to our nonqualified supplemental retirement plan of $269 million which have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $12 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $60 million is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. In addition, a liability of $67 million was recorded in 2017 resulting from the Tax Cuts and Jobs Act, which imposed a deemed repatriation tax on our undistributed foreign earnings. The tax liability will be paid over eight years beginning in fiscal 2018. For additional information, see Note 11 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the disposition of a certain business, we have remaining guarantees of $10 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to these guarantee obligations as of February 3, 2018 or January 28, 2017 as we concluded that payments under these guarantees were not probable.
In connection with noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $104 million. We recorded a liability of $3 million and $1 million related to these guarantee obligations as of February 3, 2018 and January 28, 2017, respectively, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).

Recently Issued Accounting Pronouncements
Share-Based Compensation
In the first quarter of 2017, we adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  On a prospective basis, this standard requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are exercised.  These effects were historically recorded in equity on the balance sheet.  As a result, we recognized $13 million of excess tax benefits related to share-based awards in Provision for Income Taxes in the 2017 Consolidated Statement of Income. The standard also requires all tax-related cash flows from share-based awards to be reported as operating activities on the statements of cash flows and any cash payments made to taxing authorities on an employee's behalf from withheld shares as financing activities.  The retrospective application of these changes resulted in a $100 million increase in operating cash flows and a corresponding decrease to financing cash flows on the 2016 Consolidated Statement of Cash Flows, and a $158 million increase in operating cash flows and a corresponding decrease to financing cash flows on the 2015 Consolidated Statement of Cash Flows. Further, as allowed by the standard, we will continue to estimate award forfeitures at the time awards are granted and adjust, if necessary, in subsequent periods based on historical experience and expected future forfeiture rates.
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASC 606, Revenue from Contracts with Customers, which was further clarified and amended in 2015 and 2016. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance will be effective beginning in fiscal 2018. The standard allows for either a full retrospective or a modified retrospective transition method.
We will adopt the standard in the first quarter of fiscal 2018 under the modified retrospective approach. Under the new standard, income from the Victoria's Secret private label credit card arrangement, which has historically been presented as a reduction to General, Administrative and Store Operating Expenses, will be presented as revenue. Further, our current accounting related to loyalty points earned under the Victoria's Secret customer loyalty program will change as we will begin to defer revenue associated with customer loyalty points until the points are redeemed using a relative stand-alone selling price method. The new standard will also change our accounting for sales returns which requires balance sheet presentation on a gross basis.
In the first quarter of fiscal 2018, we will record a cumulative catch-up adjustment resulting in a reduction to opening retained earnings, net of tax, of approximately $28 million primarily relating to the deferral of revenue related to outstanding points, net of estimated forfeitures, under the Victoria's Secret customer loyalty program. In addition, we expect the adoption of this standard to increase Net Sales and General, Administrative and Store Operating Expenses by approximately $110 million in fiscal 2018 as a result of the classification change for our Victoria's Secret private label credit card arrangement.
Fair Value of Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard requires the recognition of changes in the fair value of marketable equity securities in net income as compared to today's treatment in accumulated other comprehensive income on the balance sheet. We will adopt the standard in the first quarter of fiscal 2018 and record an increase to opening retained earnings, net of tax, of $2 million.
Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard currently requires a modified retrospective transition approach. In January 2018, the FASB issued an exposure draft that would provide companies an option that would not require earlier periods to be restated upon adoption. The standard is effective beginning in fiscal 2019, with early adoption permitted.
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
Inventories
Inventories are principally valued at the lower of cost or net realizable value, on a weighted-average cost basis.
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $4 million for 2017. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $5 million for 2017.
Valuation of Long-lived Assets
Property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset or asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset or asset group. When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life.
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
Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. We first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If we determine that it is more likely than not that the fair value of the asset is less than its carrying amount, we will estimate the fair value, usually determined by the estimated discounted future cash flows of the asset, compare that value with its carrying amount and record an impairment charge, if any.
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
We follow the authoritative guidance included in ASC Topic 740, Income Taxes, which contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. Our policy is to include interest and penalties related to uncertain tax positions in income tax expense.
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

Revenue Recognition
Company-owned Stores and Direct Channels
While our recognition of revenue does not involve significant judgment, revenue recognition represents an important accounting policy for our organization. We recognize revenue upon customer receipt of the merchandise. We also provide a reserve for projected merchandise returns based on historical experience. For direct channel revenues, we estimate shipments that have not been received by the customer based on shipping terms and historical delivery times.
All of our brands sell gift cards with no expiration dates to customers in retail stores, through our direct channels and through third parties. We do not charge administrative fees on unused gift cards. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize revenue on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion, and over the same time period, as actual gift card redemptions. We determine the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales in our Consolidated Statements of Income.

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

ASC 606, Revenue from Contracts with Customers
For additional information regarding future impacts as a result of our adoption of ASC 606 in the first quarter of fiscal 2018, refer to "Recently Issued Accounting Pronouncements" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Risk
The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates. We may use derivative financial instruments like cross-currency swaps, foreign currency forward contracts and interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.
Foreign Exchange Rate Risk
We have operations in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar, British pound, Chinese yuan, Hong Kong dollar and Euro denominated earnings are subject to exchange rate risk as substantially all of our merchandise sold in Canada, the U.K., Ireland and Greater China is sourced through U.S. dollar transactions. Although we utilize foreign currency forward contracts to partially offset risks associated with Canadian dollar and British pound denominated earnings, these measures may not succeed in offsetting all of the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
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

All of our long-term debt as of February 3, 2018 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of February 3, 2018, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and fair value of long-term debt, excluding foreign borrowings, and swap arrangements as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Long-term Debt:
Principal Value	$5,750	$5,750
Fair Value, Estimated (a)	5,943	6,030
Foreign Currency Cash Flow Hedges (b)	9	(17)
Interest Rate Fair Value Hedges (b)	—	(2)
________________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in a net liability (asset) position.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
L BRANDS, INC.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for fiscal 2017 refer to the 53-week period ended February 3, 2018, and 2016 and 2015 refer to the 52-week periods ended January 28, 2017 and January 30, 2016, respectively.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2018. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 3, 2018.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 3, 2018.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of L Brands, Inc.:

Opinion on Internal Control over Financial Reporting
We have audited L Brands, Inc.’s internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of L Brands, Inc. as of February 3, 2018 and January 28, 2017 and the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended February 3, 2018 of the Company and our report dated March 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitation of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young     LLP

Grandview Heights, Ohio
March 23, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of L Brands, Inc.:

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of L Brands, Inc. (the Company) as of February 3, 2018 and January 28, 2017, the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended February 3, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 3, 2018, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003

Grandview Heights, Ohio
March 23, 2018

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2017	2016	2015
Net Sales	$12,632	$12,574	$12,154
Costs of Goods Sold, Buying and Occupancy	(7,673)	(7,449)	(6,950)
Gross Profit	4,959	5,125	5,204
General, Administrative and Store Operating Expenses	(3,231)	(3,122)	(3,012)
Operating Income	1,728	2,003	2,192
Interest Expense	(406)	(394)	(334)
Other Income (Loss)	(10)	87	76
Income Before Income Taxes	1,312	1,696	1,934
Provision for Income Taxes	329	538	681
Net Income	$983	$1,158	$1,253
Net Income Per Basic Share	$3.46	$4.04	$4.30
Net Income Per Diluted Share	$3.42	$3.98	$4.22

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2017	2016	2015
Net Income	$983	$1,158	$1,253
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	23	(19)	(23)
Unrealized Gain (Loss) on Cash Flow Hedges	(20)	(8)	6
Reclassification of Cash Flow Hedges to Earnings	7	7	14
Unrealized Gain (Loss) on Marketable Securities	2	(5)	8
Reclassification of Gain on Marketable Securities to Earnings	—	(3)	—
Total Other Comprehensive Income (Loss), Net of Tax	12	(28)	5
Total Comprehensive Income	$995	$1,130	$1,258

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	February 3, 2018	January 28, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,515	$1,934
Accounts Receivable, Net	310	294
Inventories	1,240	1,096
Other	228	141
Total Current Assets	3,293	3,465
Property and Equipment, Net	2,893	2,741
Goodwill	1,348	1,348
Trade Names	411	411
Deferred Income Taxes	14	19
Other Assets	190	186
Total Assets	$8,149	$8,170
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$717	$683
Accrued Expenses and Other	1,029	997
Current Debt	87	36
Income Taxes	198	298
Total Current Liabilities	2,031	2,014
Deferred Income Taxes	238	352
Long-term Debt	5,707	5,700
Other Long-term Liabilities	924	831
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 283 and 315 shares issued; 280 and 286 shares outstanding, respectively	141	157
Paid-in Capital	678	650
Accumulated Other Comprehensive Income	24	12
Retained Earnings (Deficit)	(1,434)	205
Less: Treasury Stock, at Average Cost; 3 and 29 shares, respectively	(162)	(1,753)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(753)	(729)
Noncontrolling Interest	2	2
Total Equity (Deficit)	(751)	(727)
Total Liabilities and Equity (Deficit)	$8,149	$8,170

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 31, 2015	292	$155	$427	$35	$233	$(832)	$1	$19
Net Income	—	—	—	—	1,253	—	—	1,253
Other Comprehensive Income (Loss)	—	—	—	5	—	—	—	5
Total Comprehensive Income	—	—	—	5	1,253	—	—	1,258
Cash Dividends ($4.00 per share)	—	—	—	—	(1,171)	—	—	(1,171)
Repurchase of Common Stock	(5)	—	—	—	—	(483)	—	(483)
Exercise of Stock Options and Other	3	1	118	—	—	—	—	119
Balance, January 30, 2016	290	$156	$545	$40	$315	$(1,315)	$1	$(258)
Net Income	—	—	—	—	1,158	—	—	1,158
Other Comprehensive Income (Loss)	—	—	—	(28)	—	—	—	(28)
Total Comprehensive Income	—	—	—	(28)	1,158	—	—	1,130
Cash Dividends ($4.40 per share)	—	—	—	—	(1,268)	—	—	(1,268)
Repurchase of Common Stock	(6)	—	—	—	—	(438)	—	(438)
Exercise of Stock Options and Other	2	1	105	—	—	—	1	107
Balance, January 28, 2017	286	$157	$650	$12	$205	$(1,753)	$2	$(727)
Net Income	—	—	—	—	983	—	—	983
Other Comprehensive Income (Loss)	—	—	—	12	—	—	—	12
Total Comprehensive Income	—	—	—	12	983	—	—	995
Cash Dividends ($2.40 per share)	—	—	—	—	(686)	—	—	(686)
Repurchase of Common Stock	(9)	—	—	—	—	(445)	—	(445)
Treasury Share Retirement	—	(18)	(82)	—	(1,936)	2,036	—	—
Exercise of Stock Options and Other	3	2	110	—	—	—	—	112
Balance, February 3, 2018	280	$141	$678	$24	$(1,434)	$(162)	$2	$(751)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2017	2016	2015
Operating Activities
Net Income	$983	$1,158	$1,253
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation and Amortization of Long-lived Assets	571	518	457
Amortization of Landlord Allowances	(47)	(46)	(42)
Deferred Income Taxes	(108)	110	11
Share-based Compensation Expense	102	96	97
Gains on Distributions from Easton Investments	(20)	(112)	—
Loss on Extinguishment of Debt	45	36	—
Gain on Sale of Marketable Securities	—	(4)	—
Gain on Divestiture of Third-party Apparel Sourcing Business	—	—	(78)
Loss on Sale of Assets, Net	—	—	2
Changes in Assets and Liabilities, Net of Assets and Liabilities from Acquisition:
Accounts Receivable	(13)	(44)	(10)
Inventories	(137)	30	(92)
Accounts Payable, Accrued Expenses and Other	50	31	137
Income Taxes Payable	(40)	117	131
Other Assets and Liabilities	20	100	161
Net Cash Provided by Operating Activities	1,406	1,990	2,027
Investing Activities
Capital Expenditures	(707)	(990)	(727)
Return of Capital from Easton Investments	29	119	9
Purchases of Marketable Securities	(10)	—	(60)
Proceeds from Sale of Assets	—	53	196
Proceeds from Sale of Marketable Securities	—	10	50
Acquisition, Net of Cash Acquired of $1	—	(33)	—
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	—	85
Other Investing Activities	(10)	8	4
Net Cash Used for Investing Activities	(698)	(833)	(443)
Financing Activities
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	495	692	988
Payment of Long-term Debt	(540)	(742)	—
Borrowings from Foreign Facilities	96	35	7
Repayments of Foreign Facilities	(44)	(6)	—
Dividends Paid	(686)	(1,268)	(1,171)
Repurchases of Common Stock	(446)	(435)	(483)
Tax Payments related to Share-based Awards	(32)	(58)	(88)
Proceeds from Exercise of Stock Options	38	20	33
Financing Costs	(5)	—	—
Other Financing Activities	(3)	(3)	(2)
Net Cash Used for Financing Activities	(1,127)	(1,765)	(716)
Effects of Exchange Rate Changes on Cash	—	(6)	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	(419)	(614)	867
Cash and Cash Equivalents, Beginning of Year	1,934	2,548	1,681
Cash and Cash Equivalents, End of Year	$1,515	$1,934	$2,548

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, personal care, beauty and home fragrance products. The Company sells its merchandise through company-owned specialty retail stores in the U.S., Canada, U.K., Ireland and Greater China, which are primarily mall-based, and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “2017” refers to the 53-week period ended February 3, 2018. “2016” and “2015” refer to the 52-week periods ended January 28, 2017 and January 30, 2016, respectively.
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
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which totaled $14 million as of February 3, 2018 and $5 million as of January 28, 2017, are included in Accounts Payable on the Consolidated Balance Sheets.
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
Marketable Equity Securities
The Company has marketable equity securities which are classified as available-for-sale. The Company determines the appropriate classification of investments in equity securities at the acquisition date and re-evaluates the classification at each balance sheet date. These investments are recorded at fair value in other current assets on the Consolidated Balance Sheets, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income.

Inventories
Inventories are principally valued at the lower of cost or net realizable value, on a weighted-average cost basis.
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
Advertising Costs
Advertising and catalogue costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and catalogue costs totaled $383 million for 2017, $325 million for 2016 and $414 million for 2015.
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
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset or asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, usually determined by the estimated discounted future cash flows of the asset or asset group.
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
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. First, the Company performs a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value, including goodwill. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company then estimates the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, the Company recognizes an impairment charge equal to the difference. The Company's reporting units are determined in accordance with the provisions of ASC Topic 350, Intangibles - Goodwill and Other. The Company's reporting units that have goodwill are Victoria's Secret Stores, Victoria's Secret Direct, Bath & Body Works Stores and Greater China.

Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company first performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company determines that it is more likely than not that the fair value of the asset is less than its carrying amount, the Company will estimate the fair value, usually determined by the estimated discounted future cash flows of the asset, compare that value with its carrying amount and record an impairment charge, if any.
If future economic conditions are different than those projected by management, future impairment charges may be required.
Leases and Leasehold Improvements
The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon the store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements totaled $210 million as of February 3, 2018 and $191 million as of January 28, 2017. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company receives construction allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period), and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which totaled $293 million as of February 3, 2018 and $279 million as of January 28, 2017, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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

For derivative financial instruments that are not designated as hedging instruments, the gain or loss on the derivative instrument is recognized in current earnings in Other Income (Loss) on the Consolidated Statements of Income.

Fair Value
The authoritative guidance included in ASC Topic 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This authoritative guidance further establishes a three-

level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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
The Company follows a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes.
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

Share-based Compensation
The Company recognizes all share-based payments to employees and directors as compensation cost over the service period based on their estimated fair value on the date of grant. The Company estimates award forfeitures at the time awards are granted and adjusts, if necessary, in subsequent periods based on historical experience and expected future forfeitures.
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
Revenue Recognition
The Company recognizes revenue upon customer receipt of the merchandise, which for direct channel revenues reflects an estimate of shipments that have not yet been received by the customer based on shipping terms and historical delivery times. The Company’s shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company also provides a reserve for projected merchandise returns based on historical experience. Net Sales exclude sales tax collected from customers.
All of the Company's brands sell gift cards with no expiration dates to customers in retail stores, through direct channels and through third parties. The Company does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion, and over the same time period, as actual gift card redemptions. The Company determines the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales on the Consolidated Statements of Income.
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
For additional information regarding future impacts as a result of the Company's adoption of ASC 606 in the first quarter of fiscal 2018, refer to Note 2, "New Accounting Pronouncements."
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

2. New Accounting Pronouncements
Share-Based Compensation
In the first quarter of 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting.  On a prospective basis, this standard requires recognition of the income tax effects of share-based awards in the income statement when the awards vest or are exercised.  These effects were historically recorded in equity on the balance sheet.  As a result, the Company recognized $13 million of excess tax benefits related to share-based awards in Provision for

Income Taxes in the 2017 Consolidated Statement of Income. The standard also requires all tax-related cash flows from share-based awards to be reported as operating activities on the statements of cash flows and any cash payments made to taxing authorities on an employee's behalf from withheld shares as financing activities.  The retrospective application of these changes resulted in a $100 million increase in operating cash flows and a corresponding decrease to financing cash flows on the 2016 Consolidated Statement of Cash Flows and a $158 million increase in operating cash flows and a corresponding decrease to financing cash flows on the 2015 Consolidated Statement of Cash Flows. Further, as allowed by the standard, the Company will continue to estimate award forfeitures at the time awards are granted and adjust, if necessary, in subsequent periods based on historical experience and expected future forfeiture rates.
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
The Company will adopt the standard in the first quarter of fiscal 2018 under the modified retrospective approach. Under the new standard, income from the Victoria's Secret private label credit card arrangement, which has historically been presented as a reduction to General, Administrative and Store Operating Expenses, will be presented as revenue. Further, current accounting related to loyalty points earned under the Victoria's Secret customer loyalty program will change as the Company will begin to defer revenue associated with customer loyalty points until the points are redeemed using a relative stand-alone selling price method. The new standard will also change accounting for sales returns which requires balance sheet presentation on a gross basis.
In the first quarter of fiscal 2018, the Company will record a cumulative catch-up adjustment resulting in a reduction to opening retained earnings, net of tax, of approximately $28 million primarily relating to the deferral of revenue related to outstanding points, net of estimated forfeitures, under the Victoria's Secret customer loyalty program.
Fair Value of Financial Instruments
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall: Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard requires the recognition of changes in the fair value of marketable equity securities in net income as compared to today's treatment in accumulated other comprehensive income on the balance sheet. The Company will adopt the standard in the first quarter of fiscal 2018 and record an increase to opening retained earnings, net of tax, of $2 million.
Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard currently requires a modified retrospective transition approach. In January 2018, the FASB issued an exposure draft that would provide companies an option that would not require earlier periods to be restated upon adoption. The standard is effective beginning in fiscal 2019, with early adoption permitted.
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
The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Weighted-average Common Shares:
Issued Shares (a)	308	314	312
Treasury Shares (a)	(24)	(27)	(21)
Basic Shares	284	287	291
Effect of Dilutive Options and Restricted Stock	3	4	6
Diluted Shares	287	291	297
Anti-dilutive Options and Awards (b)	4	2	1
 ________________

(a)	In November 2017, the Company retired 36 million shares of its Treasury Stock.

(b)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

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

5. Restructuring Activities
During the first quarter of 2016, the Company made strategic changes within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories, streamline operations and emphasize brand building and loyalty-enhancing marketing and advertising rather than using traditional catalogues and offers. As a result of these actions, the Company recorded charges related to cancellations of fabric commitments for non-go forward merchandise and a reserve against paper that was previously intended for future catalogues. These costs, totaling $11 million, including non-cash charges of $10 million, are included in Costs of Goods Sold, Buying and Occupancy on the 2016 Consolidated Statement of Income. These actions also resulted in the elimination of approximately 200 positions primarily in the Company's Ohio and New York home offices. Severance and related costs associated with these eliminations, totaling $24 million, are included in General, Administrative and Store Operating Expenses on the 2016 Consolidated Statement of Income. The Company recognized a total pre-tax charge of $35 million for these items in the first quarter of 2016. The remaining liability for unpaid severance and related costs was not significant as of February 3, 2018.

6. Inventories
The following table provides details of inventories as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Finished Goods Merchandise	$1,121	$982
Raw Materials and Merchandise Components	119	114
Total Inventories	$1,240	$1,096

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Land and Improvements	$116	$113
Buildings and Improvements	484	476
Furniture, Fixtures, Software and Equipment	3,757	3,560
Leasehold Improvements	2,251	2,044
Construction in Progress	79	89
Total	6,687	6,282
Accumulated Depreciation and Amortization	(3,794)	(3,541)
Property and Equipment, Net	$2,893	$2,741

Depreciation expense was $571 million in 2017, $518 million in 2016 and $457 million in 2015.
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

8. Goodwill and Trade Names
Goodwill
The following table provides detail regarding the composition of goodwill for the fiscal years ended February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Victoria's Secret	$690	$690
Bath & Body Works	628	628
Victoria's Secret and Bath & Body Works International	30	30
Goodwill	$1,348	$1,348
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

The Company tests for goodwill impairment at the reporting unit level. The Company's reporting units with goodwill balances at February 3, 2018 were Victoria's Secret Stores, Victoria's Secret Direct, Bath & Body Works Stores and Greater China.

Intangible Assets—Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names. The following table provides additional detail regarding the composition of trade names as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Victoria's Secret	$246	$246
Bath & Body Works	165	165
Trade Names	$411	$411

9. Equity Investments and Other
Third-party Apparel Sourcing Business
In 2015, the Company divested its remaining ownership interest in its third-party apparel sourcing business. The Company received cash proceeds of $85 million and recognized a pre-tax gain of $78 million (after-tax gain of $69 million). The gain is included in Other Income (Loss) in the 2015 Consolidated Statement of Income, and the cash proceeds are included in Proceeds from Divestiture of Third-party Apparel Sourcing Business within the Investing Activities section of the 2015 Consolidated Statement of Cash Flows.
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $81 million as of February 3, 2018 and $79 million as of January 28, 2017, are recorded in Other Assets on the Consolidated Balance Sheets.

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

During 2017, the Company received cash distributions of $29 million from certain of its Easton investments. As a result, the Company recognized pre-tax gains totaling $20 million which are included in Other Income (Loss) on the 2017 Consolidated Statement of Income, and the return of capital is included within the Investing Activities section of the 2017 Consolidated Statement of Cash Flows.

In July 2016, ETC refinanced its bank loan. In conjunction with the loan refinancing, the Company received a cash distribution from ETC of $124 million and recognized a pre-tax gain of $108 million (after-tax gain of $70 million). The gain is included in Other Income (Loss) on the 2016 Consolidated Statement of Income and the return of capital is included within the Investing Activities section of the 2016 Consolidated Statement of Cash Flows.

10. Accrued Expenses and Other
The following table provides additional information about the composition of accrued expenses and other as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$267	$259
Compensation, Payroll Taxes and Benefits	196	191
Taxes, Other than Income	102	82
Interest	101	99
Rent	43	48
Accrued Claims on Self-insured Activities	37	35
Returns Reserve	20	21
Other	263	262
Total Accrued Expenses and Other	$1,029	$997

11. Income Taxes

Current income tax expense represents the amounts expected to be reported on the Company’s income tax returns, and deferred tax expense or benefit represents the change in net deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates that will be in effect when these differences reverse. Valuation allowances are recorded as appropriate to reduce deferred tax assets to the amount considered likely to be realized.
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The TCJA reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. This results in an effective statutory tax rate of 33.7% for the Company for the year ended February 3, 2018.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The ultimate impact may differ from provisional amounts, due to changes in interpretations and assumptions the Company has made regarding application of the TCJA as well as additional regulatory guidance that may be issued. The Company has recognized the following provisional tax impacts and included these amounts in its consolidated financial statements for the year ended February 3, 2018.
As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the TCJA, the Company revalued its ending net deferred tax liabilities at February 3, 2018 and recognized a provisional $159 million tax benefit in the Company’s Consolidated Statement of Income for the year ended February 3, 2018.
The TCJA provided for a one-time deemed mandatory repatriation of post-1986 undistributed foreign subsidiary earnings and profits (“E&P”) determined as of December 31, 2017. The Company had an estimated $704 million of undistributed foreign E&P subject to the deemed mandatory repatriation and recognized a provisional $67 million of income tax expense in the Company’s Consolidated Statement of Income for the year ended February 3, 2018, which is payable over eight years. The amount payable in excess of one year, totaling $61 million, is included within Other Long-term Liabilities on the February 3, 2018 Consolidated Balance Sheet.
Beginning in 2018, the TCJA includes a new global intangible low-taxed income (“GILTI”) provision that requires the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary's tangible assets. The Company has elected to account for GILTI tax in the period in which it is incurred, and therefore has not provided any deferred tax impacts of GILTI in its consolidated financial statements for the year ended February 3, 2018.
The following table provides the components of the Company’s provision for income taxes for fiscal 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Current:
U.S. Federal	$366	$345	$553
U.S. State	49	62	96
Non-U.S.	22	21	21
Total	437	428	670
Deferred:
U.S. Federal	(114)	99	17
U.S. State	6	8	6
Non-U.S.	—	3	(12)
Total	(108)	110	11
Provision for Income Taxes	$329	$538	$681

The non-U.S. component of pre-tax income, arising principally from overseas operations, was income of $99 million, $134 million and $267 million for 2017, 2016 and 2015, respectively.
The Company's income taxes payable reflects the tax effects from employee stock plan awards. For stock options, the taxes payable includes the tax effect of the difference between the fair market value of the stock at the time of grant and exercise. For restricted stock, the taxes payable includes the tax effect of the difference between the fair market value of the stock at the time of grant and vesting. In the first quarter of 2017, the Company adopted the new share-based compensation standard that requires prospective recognition of excess tax effects in the income statement when awards vest or are exercised.  As a result, a tax benefit of $13 million was recognized in the income tax provision for the year ended February 3, 2018. The Company had net excess tax benefits from equity awards of $42 million and $70 million in 2016 and 2015, respectively, which were reflected as increases to equity.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for fiscal 2017, 2016 and 2015:

	2017	2016	2015
Federal Income Tax Rate	33.7%	35.0%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	3.6%	3.4%	3.4%
Impact of Non-U.S. Operations	(1.5)%	(1.2)%	(1.7)%
U.S. Net Deferred Tax Liability Remeasurement	(12.1)%	—%	—%
Deemed Mandatory Repatriation	5.1%	—%	—%
Share-Based Compensation	(1.0)%	—%	—%
Foreign Portion of the Divestiture of Third-party Apparel Sourcing Business	—%	—%	(0.9)%
Resolution of Certain Tax Matters	(0.9)%	(4.0)%	—%
Other Items, Net	(1.8)%	(1.5)%	(0.6)%
Effective Tax Rate	25.1%	31.7%	35.2%

Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of February 3, 2018 and January 28, 2017. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	February 3, 2018			January 28, 2017
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Leases	$47	$—	$47	$68	$—	$68
Non-qualified Retirement Plan	62	—	62	96	—	96
Property and Equipment	—	(266)	(266)	—	(413)	(413)
Goodwill	—	(10)	(10)	—	(15)	(15)
Trade Names and Other Intangibles	—	(91)	(91)	—	(141)	(141)
State Net Operating Loss Carryforwards	14	—	14	15	—	15
Non-U.S. Operating Loss Carryforwards	188	—	188	155	—	155
Valuation Allowance	(212)	—	(212)	(174)	—	(174)
Other, Net	44	—	44	76	—	76
Total Deferred Income Taxes	$143	$(367)	$(224)	$236	$(569)	$(333)
As of February 3, 2018, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2018 through 2037. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided.
As of February 3, 2018, the Company had available for non-U.S. tax purposes net operating loss carryforwards which expire, if unused, in the years 2028 through 2036. For certain jurisdictions where the Company has determined that it is more likely than not that the net operating loss carryforwards will not be realized, a valuation allowance has been provided on those net operating loss carryforwards as well as other net deferred tax assets.
Income tax payments were $494 million for 2017, $469 million for 2016 and $507 million for 2015.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2017, 2016 and 2015, without interest and penalties:

	2017	2016	2015
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$90	$248	$193
Increases in Unrecognized Tax Benefits for Prior Years	3	3	8
Decreases in Unrecognized Tax Benefits for Prior Years	(22)	(73)	(3)
Increases in Unrecognized Tax Benefits as a Result of Current Year Activity	7	18	54
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(2)	(98)	—
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(9)	(8)	(4)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$67	$90	$248

Of the $67 million, $90 million and $248 million of total unrecognized tax benefits at February 3, 2018, January 28, 2017, and January 30, 2016, respectively, approximately $46 million, $62 million and $217 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $12 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.

The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized interest and penalties expense (benefit) of $(2) million, $(3) million and $7 million in 2017, 2016 and 2015, respectively. The Company has accrued $17 million and $20 million for the payment of interest and penalties as of February 3, 2018 and January 28, 2017, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. The Company is a participant in the Compliance Assurance Process ("CAP"), which is a program made available by the Internal Revenue Service ("IRS") to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax return. The IRS is currently examining the Company's 2016 consolidated U.S. federal income tax return.
The Company is also subject to various U.S. state and local income tax examinations for the years 2010 to 2016. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2007 to 2016. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

12. Long-term Debt and Borrowing Facilities
The following table provides the Company’s debt balance, net of unamortized debt issuance costs and discounts, as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$989
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	994	992
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	994	992
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	495	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	—	496
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	398	397
Foreign Facilities with Subsidiary Guarantee	1	—
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,062	$5,055
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297
Foreign Facilities without Subsidiary Guarantee	87	36
Total Senior Unsecured Debt	$732	$681
Total	$5,794	$5,736
Current Debt	(87)	(36)
Total Long-term Debt, Net of Current Portion	$5,707	$5,700
_______________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of January 28, 2017.

The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2018	$87
2019	—
2020	400
2021	1,000
2022	1,001
Thereafter	$3,350

Cash paid for interest was $391 million in 2017, $387 million in 2016 and $317 million in 2015.

Issuance of Notes
In January 2018, the Company issued $500 million of 5.25% notes due in February 2028. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of February 2028 and are included within Long-term Debt on the February 3, 2018 Consolidated Balance Sheet.

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
Redemption of Notes
In January 2018, the Company used the proceeds from the 2028 Notes to redeem the $500 million 2019 Notes for $540 million. The pre-tax loss on extinguishment of this debt was $45 million (after-tax loss of $29 million), which includes write-offs of unamortized issuance costs and discounts and losses related to terminated interest rate swaps associated with the 2019 Notes. This loss is included in Other Income (Loss) in the 2017 Consolidated Statement of Income.

In July 2016, the Company used the proceeds from the 2036 Notes to redeem the $700 million 2017 Notes for $742 million. The pre-tax loss on extinguishment of this debt was $36 million (after-tax net loss of $22 million), which is net of gains of $7 million related to terminated interest rate swaps associated with the 2017 Notes. This loss is included in Other Income (Loss) in the 2016 Consolidated Statement of Income.
Revolving Facility
In May 2017, the Company entered into an Amendment of its secured revolving credit facility. The Amendment maintains the aggregate amount of the commitments of the lenders under the Revolving Facility at $1 billion and extends the termination date from July 18, 2019 to May 11, 2022. The Amendment allows certain of the Company's non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
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
The Company incurred fees related to the Amendment of the Revolving Facility of $5 million, which were capitalized and recorded in Other Assets on the February 3, 2018 Consolidated Balance Sheet and are being amortized over the remaining term of the Revolving Facility.
The Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is LIBOR plus 1.50% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of February 3, 2018, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of February 3, 2018, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of February 3, 2018 that reduced its remaining availability under the Revolving Facility.
Foreign Facilities
In addition to the Revolving Facility, the Company maintains various revolving and term loan bank facilities to support operations in Greater China. These facilities allow certain of the Company's Greater China subsidiaries to borrow and obtain letters of credit in U.S. dollars and Chinese yuan.
During the fourth quarter of 2017, the Company entered into a new revolving facility with availability totaling $100 million. The obligation to pay principal and interest is jointly and severally guaranteed on a full and unconditional basis by L Brands, Inc. and the Guarantors. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2017, the Company borrowed $1 million under this facility. This borrowing, which matures on May 11, 2022, is included within Long-term Debt on the February 3, 2018 Consolidated Balance Sheet.
The Company also maintains various revolving and term loan bank facilities that are guaranteed by L Brands, Inc. with availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2017, the Company borrowed $95 million and made payments of $44 million under these facilities. The maximum daily amount outstanding at any point in time during 2017 was $97 million. Current borrowings on these facilities mature between February 6, 2018 and December 18, 2018 and are included within Current Debt on the February 3, 2018 Consolidated Balance Sheet.

13. Derivative Financial Instruments
Foreign Exchange Derivative Instruments
The earnings of the Company's wholly owned foreign businesses are subject to exchange rate risk as substantially all of their merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian and U.K. businesses. These forward contracts currently have a maximum term of 18 months. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income.

The Company had a cross-currency swap related to an intercompany loan of approximately CAD$170 million that matured in January 2018 which was designated as a cash flow hedge of foreign currency exchange risk. This cross-currency swap mitigated the exposures to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company's Canadian operations. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements resulted in reclassification of amounts from accumulated other comprehensive income (loss) to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loan.

The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of February 3, 2018.

The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Notional Amount	$217	$360

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Other Current Assets	$—	$18
Accrued Expenses and Other	8	1
Other Long-term Liabilities	1	—

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for 2017 and 2016:

	2017	2016
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income	$(21)	$(8)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Cost of Goods Sold, Buying and Occupancy Expense (a)	(1)	(1)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (Loss) (b)	8	8
________________

(a)
Represents reclassification of amounts from accumulated other comprehensive income to earnings when the hedged merchandise is sold to the customer. No ineffectiveness was associated with these foreign currency cash flow hedges.

(b)
Represents reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loan.  No ineffectiveness was associated with this foreign currency cash flow hedge.

The Company estimates that $8 million of losses included in accumulated other comprehensive income as of February 3, 2018  related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

14. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of long-term debt, excluding Foreign Facility borrowings, as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Principal Value	$5,750	$5,750
Fair Value (a)	5,943	6,030
________________

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC Topic 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of February 3, 2018 and January 28, 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of February 3, 2018
Assets:
Cash and Cash Equivalents	$1,515	$—	$—	$1,515
Marketable Securities	17	—	—	17
Liabilities:
Foreign Currency Cash Flow Hedges	—	9	—	9
As of January 28, 2017
Assets:
Cash and Cash Equivalents	$1,934	$—	$—	$1,934
Marketable Securities	5	—	—	5
Interest Rate Fair Value Hedges	—	2	—	2
Foreign Currency Cash Flow Hedges	—	18	—	18
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. The Company's marketable securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

In the fourth quarter of 2017, the Company purchased $10 million of marketable equity securities which are classified as available-for-sale as of the end of 2017. The cash payment is included in Purchases of Marketable Securities in the Investing Activities section of the 2017 Consolidated Statement of Cash Flows.

In 2015, the Company purchased $10 million in marketable equity securities which are classified as available-for-sale. In the first quarter of 2016, the Company sold a portion of this investment for $10 million and recognized a pre-tax gain of $4 million (after-tax gain of $3 million). The gain is included in Other Income (Loss) in the 2016 Consolidated Statement of Income, and the cash proceeds are included in Proceeds from Sale of Marketable Securities in the Investing Activities section of the 2016 Consolidated Statement of Cash Flows.

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

15. Comprehensive Income
Comprehensive Income includes gains and losses on derivative instruments, unrealized holding gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity (Deficit).

The following table provides the rollforward of accumulated other comprehensive income for 2017:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2017	$9	$3	$—	$12
Other Comprehensive Income (Loss) Before Reclassifications	23	(21)	2	4
Amounts Reclassified from Accumulated Other Comprehensive Income	—	7	—	7
Tax Effect	—	1	—	1
Current-period Other Comprehensive Income (Loss)	23	(13)	2	12
Balance as of February 3, 2018	$32	$(10)	$2	$24
The following table provides the rollforward of accumulated other comprehensive income for 2016:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 30, 2016	$28	$4	$8	$40
Other Comprehensive Income (Loss) Before Reclassifications	(19)	(8)	(8)	(35)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	7	(4)	3
Tax Effect	—	—	4	4
Current-period Other Comprehensive Income (Loss)	(19)	(1)	(8)	(28)
Balance as of January 28, 2017	$9	$3	$—	$12

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for 2017 and 2016:

Details About Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income		Location on Consolidated Statements of Income
	2017	2016
	(in millions)
(Gain) Loss on Cash Flow Hedges	$(1)	$(1)	Costs of Goods Sold, Buying and Occupancy
	8	8	Other Income (Loss)
	—	—	Provision for Income Taxes
	$7	$7	Net Income

Sale of Available-for-Sale Securities	$—	$(4)	Other Income (Loss)
	—	1	Provision for Income Taxes
	$—	$(3)	Net Income

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

The following table provides rent expense for 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Store Rent:
Fixed Minimum	$642	$607	$535
Contingent	67	71	73
Total Store Rent	709	678	608
Office, Equipment and Other	94	87	77
Gross Rent Expense	803	765	685
Sublease Rental Income	(2)	(2)	(2)
Total Rent Expense	$801	$763	$683

The following table provides the Company’s minimum rent commitments under noncancellable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2018	$730
2019	695
2020	663
2021	617
2022	543
Thereafter	$2,080
 ________________

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.

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
Guarantees
In connection with the disposition of a certain business, the Company has remaining guarantees of $10 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to these guarantee obligations as of February 3, 2018 or January 28, 2017 as it concluded that payments under these guarantees were not probable.
In connection with noncancellable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $104 million. The Company recorded a liability of $3 million and $1 million related to these guarantee obligations as of February 3, 2018 and January 28, 2017, respectively, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $68 million for 2017, $67 million for 2016 and $64 million for 2015.
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
The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of February 3, 2018 and January 28, 2017:

	February 3, 2018	January 28, 2017
	(in millions)
Balance at Beginning of Year	$258	$274
Contributions:
Associate	9	14
Company	9	14
Interest	11	12
Distributions	(18)	(56)
Balance at End of Year	$269	$258
Total expense recognized related to the non-qualified plan was $20 million for 2017, $26 million for 2016 and $30 million for 2015.

19. Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for fiscal 2017, 2016 and 2015:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2017	2016	2015	2017	2016	2015
	(in millions)	(in thousands)			(in millions)
September 2017	$250	3,858	NA	NA	$202	NA	NA	$52.37
February 2017	250	5,500	NA	NA	240	NA	NA	$43.57
February 2016	500	51	5,719	NA	3	$438	NA	$76.47
June 2015	250	NA	NA	2,680	NA	NA	$233	$87.06
February 2015	250	NA	NA	2,788	NA	NA	250	$89.45
Total		9,409	5,719	5,468	$445	$438	$483
In September 2017, the Company's Board of Directors approved a $250 million share repurchase program, which included the $10 million remaining under the February 2017 repurchase program.
In February 2017, the Company's Board of Directors approved a $250 million share repurchase program, which included the $59 million remaining under the February 2016 repurchase program.
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
There were $2 million and $3 million of share repurchases reflected in Accounts Payable on the February 3, 2018 and January 28, 2017 Consolidated Balance Sheets, respectively.
Subsequent to February 3, 2018, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program. The Company repurchased an additional 0.8 million shares of common stock for $35 million subsequent to February 3, 2018.
Treasury Stock Retirement
In November 2017, the Company retired 36 million shares of its treasury stock. The retirement resulted in a reduction of $2.036 billion in Treasury Stock, $18 million in the par value of Common Stock, $82 million in Paid-in Capital and $1.936 billion in Retained Earnings.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during fiscal 2017, 2016 and 2015:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2017
Fourth Quarter	$0.60	$—	$0.60	$170
Third Quarter	0.60	—	0.60	172
Second Quarter	0.60	—	0.60	172
First Quarter	0.60	—	0.60	172
2017 Total	$2.40	$—	$2.40	$686
2016
Fourth Quarter	$0.60	$—	$0.60	$172
Third Quarter	0.60	—	0.60	173
Second Quarter	0.60	—	0.60	173
First Quarter	0.60	2.00	2.60	750
2016 Total	$2.40	$2.00	$4.40	$1,268
2015
Fourth Quarter	$0.50	$—	$0.50	$145
Third Quarter	0.50	—	0.50	146
Second Quarter	0.50	—	0.50	146
First Quarter	0.50	2.00	2.50	734
2015 Total	$2.00	$2.00	$4.00	$1,171
Subsequent to February 3, 2018, the Company's Board of Directors declared the first quarter of 2018 ordinary dividend of $0.60 per share.

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

Under the Company’s plans, approximately 160 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. Approximately 12 million options and shares were available for grant as of February 3, 2018.
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
Stock Options
The following table provides the Company’s stock option activity for the fiscal year ended February 3, 2018:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of January 28, 2017	5,439	$47.17
Granted	1,163	47.12
Exercised	(1,845)	20.70
Cancelled	(285)	63.62
Outstanding as of February 3, 2018	4,472	$57.03	6.53	$18,313
Vested and Expected to Vest as of February 3, 2018 (a)	4,316	57.03	6.44	18,265
Options Exercisable as of February 3, 2018	2,202	50.05	4.72	17,489
 ________________

(a)	The number of options expected to vest includes an estimate of expected forfeitures.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $44 million for 2017, $30 million for 2016 and $63 million for 2015.
The total fair value at grant date of option awards vested was $10 million for 2017 and 2016, and $11 million for 2015.
The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $14 million as of February 3, 2018. This cost is expected to be recognized over a weighted-average period of 2.6 years.
The weighted-average estimated fair value of stock options granted was $5.96 per share for 2017, $11.72 per share for 2016 and $15.27 per share for 2015.
Cash received from stock options exercised was $38 million for 2017, $20 million for 2016 and $33 million for 2015. Tax benefits realized from tax deductions associated with stock options exercised were $16 million for 2017, $9 million for 2016 and $20 million for 2015.
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
The following table contains the weighted-average assumptions used during 2017, 2016 and 2015:

	2017	2016	2015
Expected Volatility	28%	25%	26%
Risk-free Interest Rate	1.5%	1.1%	1.1%
Dividend Yield	5.1%	3.3%	2.7%
Expected Life (in years)	3.0	4.1	4.5

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
Restricted Stock
The following table provides the Company’s restricted stock activity for the fiscal year ended February 3, 2018:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of January 28, 2017	5,292	$64.14
Granted	2,571	39.21
Vested	(1,800)	48.48
Cancelled	(364)	62.09
Unvested as of February 3, 2018	5,699	57.97

The Company’s total intrinsic value of restricted stock vested was $86 million for 2017, $140 million for 2016 and $217 million for 2015.
The Company’s total fair value at grant date of awards vested was $87 million for 2017, $68 million for 2016 and $80 million for 2015. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.
As of February 3, 2018, there was $134 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.6 years.
The weighted-average estimated fair value of restricted stock granted was $39.21 per share for 2017, $75.09 per share for 2016 and $85.61 per share for 2015.
Tax benefits realized from tax deductions associated with restricted stock vested were $32 million for 2017, $61 million for 2016 and $82 million for 2015.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2017, 2016 and 2015:

	2017	2016	2015
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$32	$31	$27
General, Administrative and Store Operating Expenses	70	65	70
Total Share-based Compensation Expense	$102	$96	$97

Share-based compensation expense is based on awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and adjusts, if necessary, in subsequent periods based on historical experience and expected future termination rates.
The tax benefit associated with recognized share-based compensation expense was $23 million for 2017, $32 million for 2016 and $33 million for 2015.

21. Segment Information
The Company has three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International.
The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products under the Victoria’s Secret and PINK brand names. Victoria’s Secret merchandise is sold online and through retail stores located in the U.S. and Canada.

The Bath & Body Works segment sells body care, home fragrance products, soaps and sanitizers under the Bath & Body Works, White Barn, C.O. Bigelow and other brand names. Bath & Body Works merchandise is sold online and at retail stores located in the U.S. and Canada.
The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada, as well as its online business in Greater China on the Tmall domestic platform. This segment includes the following:

•	Victoria's Secret International, comprised of company-owned stores in the U.K., Ireland and Greater China, as well as stores operated by partners under franchise and license arrangements;

•
Victoria's Secret Beauty and Accessories, comprised of company-owned stores in Greater China, as well as stores operated by partners under franchise, license and wholesale arrangements, which feature Victoria's Secret branded beauty and accessories products in travel retail and other locations; and

•	Bath & Body Works International stores in travel retail and other locations operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, which sells women's intimate apparel online and through company-owned stores located in Canada and the U.S., as well as stores operated by partners under franchise and license arrangements;

•	Henri Bendel, which sells handbags, jewelry and other accessory products online and through company-owned stores; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information as of and for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
February 3, 2018
Net Sales	$7,387	$4,148	$502	$595	$12,632
Depreciation and Amortization	279	101	30	114	524
Operating Income (Loss)	932	953	5	(162)	1,728
Total Assets (a)	3,369	1,753	800	2,227	8,149
Capital Expenditures	270	232	111	94	707
January 28, 2017
Net Sales	$7,781	$3,852	$423	$518	$12,574
Depreciation and Amortization	252	91	17	112	472
Operating Income (Loss)	1,173	907	40	(117)	2,003
Total Assets (a)	3,285	1,632	593	2,660	8,170
Capital Expenditures	460	250	68	212	990
January 30, 2016
Net Sales	$7,672	$3,587	$385	$510	$12,154
Depreciation and Amortization	218	70	16	111	415
Operating Income (Loss)	1,391	858	88	(145)	2,192
Total Assets (a)	3,163	1,556	436	3,338	8,493
Capital Expenditures	411	166	33	117	727
________________

(a)	Assets are allocated to the operating segments based on decision making authority relevant to the applicable assets.
The Company’s international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company's international net sales across all segments totaled $1.553 billion in 2017, $1.408 billion in 2016 and $1.314 billion in 2015. The Company’s internationally based long-lived assets were $451 million as of February 3, 2018 and $357 million as of January 28, 2017.

22. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2017:

	Fiscal Quarter Ended
	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018 (a)(b)(c)
	(in millions except per share data)
Net Sales	$2,437	$2,755	$2,618	$4,823
Gross Profit	903	1,028	989	2,040
Operating Income	209	301	232	987
Income Before Income Taxes	118	217	135	842
Net Income	94	139	86	664
Net Income Per Basic Share (d)	$0.33	$0.48	$0.30	$2.36
Net Income Per Diluted Share (d)	$0.33	$0.48	$0.30	$2.33
 ________________

(a)	Includes the effect of a pre-tax loss of $45 million ($29 million net of tax) associated with the early extinguishment of the 2019 Notes, included in other income (loss).

(b)	Includes the effect of a $92 million tax benefit related to changes in U.S. tax legislation.

(c)	The Company utilizes the retail calendar for reporting. As such, the results for fiscal 2017 represent the 53-week period ended February 3, 2018 and the fourth quarter consists of a 14-week period.

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

(b)
Includes the effect of a pre-tax gain of $108 million ($70 million net of tax) related to a cash distribution from Easton Town Center, offset by a pre-tax loss of $36 million ($22 million net of tax) associated with the early extinguishment of the 2017 Notes, included in other income (loss).

(c)	Includes the effect of a $42 million tax benefit related to the favorable resolution of a discrete income tax matter.

(d)
Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

23. Subsequent Events
Subsequent to February 3, 2018, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program. The Company repurchased an additional 0.8 million shares of common stock for $35 million subsequent to February 3, 2018.
The Company's Board of Directors declared the first quarter of 2018 ordinary dividend of $0.60 per share. For additional information, see Note 19, "Shareholders' Equity (Deficit)."

24. Supplemental Guarantor Financial Information
The Company’s 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes, 2028 Notes, 2035 Notes, 2036 Notes and certain of its Foreign Facilities are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The Company is a holding company, and its most significant assets are the stock of its subsidiaries. The Guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances, and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of February 3, 2018 and January 28, 2017 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the years ended February 3, 2018, January 28, 2017 and January 30, 2016.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	February 3, 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,164	$351	$—	$1,515
Accounts Receivable, Net	—	186	124	—	310
Inventories	—	1,095	145	—	1,240
Other	—	132	96	—	228
Total Current Assets	—	2,577	716	—	3,293
Property and Equipment, Net	—	1,984	909	—	2,893
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,912	18,359	2,106	(25,377)	—
Deferred Income Taxes	—	10	4	—	14
Other Assets	129	18	654	(611)	190
Total Assets	$5,041	$24,677	$4,419	$(25,988)	$8,149
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2	$349	$366	$—	$717
Accrued Expenses and Other	101	529	399	—	1,029
Current Debt	—	—	87	—	87
Income Taxes	6	174	18	—	198
Total Current Liabilities	109	1,052	870	—	2,031
Deferred Income Taxes	(2)	(46)	286	—	238
Long-term Debt	5,706	597	1	(597)	5,707
Other Long-term Liabilities	3	835	100	(14)	924
Total Equity (Deficit)	(775)	22,239	3,162	(25,377)	(751)
Total Liabilities and Equity (Deficit)	$5,041	$24,677	$4,419	$(25,988)	$8,149

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	January 28, 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,562	$372	$—	$1,934
Accounts Receivable, Net	—	228	66	—	294
Inventories	—	976	120	—	1,096
Other	—	53	88	—	141
Total Current Assets	—	2,819	646	—	3,465
Property and Equipment, Net	—	1,897	844	—	2,741
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,923	15,824	1,350	(22,097)	—
Deferred Income Taxes	—	10	9	—	19
Other Assets	130	28	639	(611)	186
Total Assets	$5,053	$22,307	$3,518	$(22,708)	$8,170
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3	$326	$354	$—	$683
Accrued Expenses and Other	100	526	371	—	997
Current Debt	—	—	36	—	36
Income Taxes	(11)	221	88	—	298
Total Current Liabilities	92	1,073	849	—	2,014
Deferred Income Taxes	(3)	(93)	448	—	352
Long-term Debt	5,700	597	—	(597)	5,700
Other Long-term Liabilities	3	761	81	(14)	831
Total Equity (Deficit)	(739)	19,969	2,140	(22,097)	(727)
Total Liabilities and Equity (Deficit)	$5,053	$22,307	$3,518	$(22,708)	$8,170

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2017
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$11,931	$3,728	$(3,027)	$12,632
Costs of Goods Sold, Buying and Occupancy	—	(7,463)	(2,868)	2,658	(7,673)
Gross Profit	—	4,468	860	(369)	4,959
General, Administrative and Store Operating Expenses	(10)	(3,063)	(426)	268	(3,231)
Operating Income (Loss)	(10)	1,405	434	(101)	1,728
Interest Expense	(403)	(99)	(13)	109	(406)
Other Income (Loss)	(46)	11	25	—	(10)
Income (Loss) Before Income Taxes	(459)	1,317	446	8	1,312
Provision (Benefit) for Income Taxes	65	316	(52)	—	329
Equity in Earnings, Net of Tax	1,507	522	412	(2,441)	—
Net Income (Loss)	$983	$1,523	$910	$(2,433)	$983

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2017
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$983	$1,523	$910	$(2,433)	$983
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	23	—	23
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(20)	—	(20)
Reclassification of Cash Flow Hedges to Earnings	—	—	7	—	7
Unrealized Gain (Loss) on Marketable Securities	—	—	2	—	2
Total Other Comprehensive Income (Loss), Net of Tax	—	—	12	—	12
Total Comprehensive Income (Loss)	$983	$1,523	$922	$(2,433)	$995

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2016
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$11,959	$3,533	$(2,918)	$12,574
Costs of Goods Sold, Buying and Occupancy	—	(7,277)	(2,854)	2,682	(7,449)
Gross Profit	—	4,682	679	(236)	5,125
General, Administrative and Store Operating Expenses	(8)	(2,843)	(457)	186	(3,122)
Operating Income (Loss)	(8)	1,839	222	(50)	2,003
Interest Expense	(394)	(60)	(11)	71	(394)
Other Income (Loss)	(35)	3	119	—	87
Income (Loss) Before Income Taxes	(437)	1,782	330	21	1,696
Provision (Benefit) for Income Taxes	(10)	432	116	—	538
Equity in Earnings, Net of Tax	1,585	39	376	(2,000)	—
Net Income (Loss)	$1,158	$1,389	$590	$(1,979)	$1,158

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2016
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$1,158	$1,389	$590	$(1,979)	$1,158
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(19)	—	(19)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(8)	—	(8)
Reclassification of Cash Flow Hedges to Earnings	—	—	7	—	7
Unrealized Gain (Loss) on Marketable Securities	—	—	(5)	—	(5)
Reclassification of Gain on Marketable Securities to Earnings	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(28)	—	(28)
Total Comprehensive Income (Loss)	$1,158	$1,389	$562	$(1,979)	$1,130

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2015
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$11,475	$3,570	$(2,891)	$12,154
Costs of Goods Sold, Buying and Occupancy	—	(6,843)	(2,858)	2,751	(6,950)
Gross Profit	—	4,632	712	(140)	5,204
General, Administrative and Store Operating Expenses	(12)	(2,688)	(440)	128	(3,012)
Operating Income (Loss)	(12)	1,944	272	(12)	2,192
Interest Expense	(334)	(38)	(9)	47	(334)
Other Income (Loss)	—	5	71	—	76
Income (Loss) Before Income Taxes	(346)	1,911	334	35	1,934
Provision (Benefit) for Income Taxes	(2)	478	205	—	681
Equity in Earnings, Net of Tax	1,597	94	348	(2,039)	—
Net Income (Loss)	$1,253	$1,527	$477	$(2,004)	$1,253

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2015
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$1,253	$1,527	$477	$(2,004)	$1,253
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(23)	—	(23)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	6	—	6
Reclassification of Cash Flow Hedges to Earnings	—	—	14	—	14
Unrealized Gain (Loss) on Marketable Securities	—	—	8	—	8
Total Other Comprehensive Income (Loss), Net of Tax	—	—	5	—	5
Total Comprehensive Income (Loss)	$1,253	$1,527	$482	$(2,004)	$1,258

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2017
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(462)	$1,414	$454	$—	$1,406
Investing Activities:
Capital Expenditures	—	(495)	(212)	—	(707)
Return of Capital from Easton Investments	—	—	29	—	29
Purchase of Marketable Securities	—	—	(10)	—	(10)
Other Investing Activities	—	(1)	(9)	—	(10)
Net Cash Provided by (Used for) Investing Activities	—	(496)	(202)	—	(698)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	495	—	—	—	495
Payment of Long-term Debt	(540)	—	—	—	(540)
Borrowings from Foreign Facilities	—	—	96	—	96
Repayments of Foreign Facilities	—	—	(44)	—	(44)
Dividends Paid	(686)	—	—	—	(686)
Repurchases of Common Stock	(446)	—	—	—	(446)
Tax Payments related to Share-based Awards	(32)	—	—	—	(32)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,638	(1,313)	(325)	—	—
Proceeds From Exercise of Stock Options	38	—	—	—	38
Financing Costs	(5)	—	—	—	(5)
Other Financing Activities	—	(3)	—	—	(3)
Net Cash Provided by (Used for) Financing Activities	462	(1,316)	(273)	—	(1,127)
Effects of Exchange Rate Changes on Cash	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	—	(398)	(21)	—	(419)
Cash and Cash Equivalents, Beginning of Year	—	1,562	372	—	1,934
Cash and Cash Equivalents, End of Year	$—	$1,164	$351	$—	$1,515

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2016
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(404)	$1,885	$509	$—	$1,990
Investing Activities:
Capital Expenditures	—	(705)	(285)	—	(990)
Return of Capital from Easton Investments	—	—	119	—	119
Proceeds from Sale of Assets	—	—	53	—	53
Proceeds from Sale of Marketable Securities	—	—	10	—	10
Acquisition, Net of Cash Acquired of $1	—	—	(33)	—	(33)
Other Investing Activities	—	(2)	10	—	8
Net Cash Provided by (Used for) Investing Activities	—	(707)	(126)	—	(833)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	692	—	—	—	692
Payment of Long-term Debt	(742)	—	—	—	(742)
Borrowings from Foreign Facilities	—	—	35	—	35
Repayments of Foreign Facilities	—	—	(6)	—	(6)
Dividends Paid	(1,268)	—	—	—	(1,268)
Repurchases of Common Stock	(435)	—	—	—	(435)
Tax Payments related to Share-based Awards	(58)	—	—	—	(58)
Net Financing Activities and Advances to/from Consolidated Affiliates	2,195	(1,803)	(392)	—	—
Proceeds From Exercise of Stock Options	20	—	—	—	20
Other Financing Activities	—	(3)	—	—	(3)
Net Cash Provided by (Used for) Financing Activities	404	(1,806)	(363)	—	(1,765)
Effects of Exchange Rate Changes on Cash	—	—	(6)	—	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(628)	14	—	(614)
Cash and Cash Equivalents, Beginning of Year	—	2,190	358	—	2,548
Cash and Cash Equivalents, End of Year	$—	$1,562	$372	$—	$1,934

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2015
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(234)	$1,897	$364	$—	$2,027
Investing Activities:
Capital Expenditures	—	(506)	(221)	—	(727)
Return of Capital from Easton Investments	—	—	9	—	9
Purchases of Marketable Securities	—	(50)	(10)	—	(60)
Proceeds from Sale of Assets	—	—	196	—	196
Proceeds from Sale of Marketable Securities	—	50	—	—	50
Proceeds from Divestiture of Third-party Apparel Sourcing Business	—	1	84	—	85
Other Investing Activities	—	—	4	—	4
Net Cash Provided by (Used for) Investing Activities	—	(505)	62	—	(443)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	988	—	—	—	988
Borrowings from Foreign Facilities	—	—	7	—	7
Dividends Paid	(1,171)	—	—	—	(1,171)
Repurchases of Common Stock	(483)	—	—	—	(483)
Tax Payments related to Share-based Awards	(88)	—	—	—	(88)
Net Financing Activities and Advances to/from Consolidated Affiliates	955	(662)	(293)	—	—
Proceeds From Exercise of Stock Options	33	—	—	—	33
Other Financing Activities	—	(2)	—	—	(2)
Net Cash Provided by (Used for) Financing Activities	234	(664)	(286)	—	(716)
Effects of Exchange Rate Changes on Cash	—	—	(1)	—	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	—	728	139	—	867
Cash and Cash Equivalents, Beginning of Year	—	1,462	219	—	1,681
Cash and Cash Equivalents, End of Year	$—	$2,190	$358	$—	$2,548

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 3, 2018 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of February 3, 2018 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes share and exercise price information about L Brands’ equity compensation plans as of February 3, 2018.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	10,569,807	$57.03	(2)	12,375,729
Equity compensation plans not approved by security holders	—	—		—
Total	10,569,807	$57.03		12,375,729
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
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

The following consolidated financial statements of L Brands, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

Consolidated Statements of Comprehensive Income for the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

Consolidated Balance Sheets as of February 3, 2018 and January 28, 2017

Consolidated Statements of Total Equity (Deficit) for the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

Consolidated Statements of Cash Flows for the Years Ended February 3, 2018, January 28, 2017 and January 30, 2016

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

4.2
Proposed form of Debt Warrant Agreement for Warrants attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-3 (File No. 33-53366) originally filed with the Securities and Exchange Commission (the “SEC”) on October 16, 1992, as amended by Amendment No. 1 thereto, filed with the SEC on February 23, 1993 (the “1993 Form S-3”). (P)

		4.3	Proposed form of Debt Warrant Agreement for Warrants not attached to Debt Securities, with proposed form of Debt Warrant Certificate incorporated by reference to Exhibit 4.3 to the 1993 Form S-3. (P)

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

4.18
Indenture, dated as of October 30, 2015, among L Brands, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated November 3, 2015.

4.19	Form of 6.875% senior notes due 2035, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated November 3, 2015.

4.20
Registration Rights Agreement, dated as of October 30, 2015, among L Brands, Inc., the guarantors named therein and Merrill Lynch, Pierce, Fenner & Smith Incorporated as representative of the initial purchasers, incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K dated November 3, 2015.

4.21	Indenture, dated as of June 16, 2016, among L Brands, Inc. and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated June 16, 2016.

4.22
First Supplemental Indenture, dated as of June 16, 2016, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated June 16, 2016.

4.23
Amendment and Restatement Agreement dated as of May 11, 2017 among the Company, L (Overseas) Holding LP, an Alberta limited partnership, Bath & Body Works (Canada) Corp., a Nova Scotia company, Victoria’s Secret UK Limited, a company organized under the laws of England and Wales, Mast Industries (Far East) Limited, a Hong Kong corporation, and LB Full Assortment HK Limited, a Hong Kong corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (the “Administrative Agent”), in respect of the Amended and Restated Five-Year Revolving Credit Agreement dated as of July 18, 2014, as amended by Amendment No. 1 thereto dated as of April 21, 2015, among the Company, the lenders from time to time party thereto and the Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated May 17, 2017.

4.24
Second Supplemental Indenture, dated as of January 23, 2018, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated January 23, 2018.

10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).** (P)

10.2	The Company's Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.**

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.**

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.**

10.5	The Company's Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.**

10.6	Agreement dated as of May 3, 1999 among the Company, Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

10.7
The Company's Stock Award and Deferred Compensation Plan for Non-Associate Directors incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-110465) dated November 13, 2003.**

10.8	Form of Stock Ownership Guideline incorporated by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2005.**

10.9	Employment Agreement effective as of April 9, 2007 among the Company and Stuart Burgdoerfer incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K dated April 11, 2007.**

10.10
Employment Agreement Amendment effective September 5, 2008 among Limited Brands, Inc., and Stuart Burgdoerfer incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 2008.**

10.11
The Company's 1993 Stock Option and Performance Incentive Plan (2009 Restatement) incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-110465) dated September 10, 2009.**

10.12
Employment Agreement dated as of December 31, 2007 among the Company, beautyAvenues, LLC, and Charles C. McGuigan, as amended by Amendment to Agreement dated December 1, 2008 and Form of Employment Agreement Amendment effective as of March 15, 2012 incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.13
The Company's 2011 Stock Option and Performance Incentive Plan originally incorporated by reference to Appendix A to the Company's Proxy Statement dated April 11, 2011 and Amended and Restated dated July 21, 2011 incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.14
Employment Agreement dated as of July 5, 2011 among Bath & Body Works Brand Management, Inc. and Nicholas P. M. Coe incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.15
Employment Agreement Amendment dated as of March 15, 2013 among the Company, Bath & Body Works Brand Management, Inc. and Nicholas P. M. Coe incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013.**

10.16
Form of Sixth Amended and Restated Master Aircraft Time Sharing Agreement incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.**

10.17
L Brands, Inc. 2015 Stock Option and Performance Incentive Plan Terms and Conditions of Restricted Share Unit Grant, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.

10.18
L Brands, Inc. 2015 Stock Option and Performance Incentive Plan Terms and Conditions of Stock Option Grant, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.

10.19	L Brands, Inc. 2015 Cash Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated May 26, 2015.

10.20
Employment Agreement dated as of July 23, 2009 among Limited Brands, Inc., Limited Service Corporation, Inc., and Martin P. Waters, as amended by Employment Agreement Amendment among Limited Brands, Inc., Limited Brands Service Company, LLC, and Mr. Waters effective as of December 19, 2012 incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2017 .**

10.21
Employment Agreement Amendment dated as of June 2, 2017 among L Brands, Inc., L Brands Service Company, LLC and Martin Waters incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 2017.**

12.	Computation of Ratio of Earnings to Fixed Charges.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

**	Identifies management contracts or compensatory plans or arrangements.
(P)	Paper Exhibits

(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 23, 2018

L BRANDS, INC. (Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 3, 2018:

Signature	Title

/s/ LESLIE H. WEXNER*	Chairman of the Board of Directors and Chief Executive Officer
Leslie H. Wexner	(Principal Executive Officer)

/s/ STUART B. BURGDOERFER	Executive Vice President and Chief Financial Officer
Stuart B. Burgdoerfer	(Principal Financial Officer and Principal Accounting Officer)

/s/ PATRICIA S. BELLINGER*	Director
Patricia S. Bellinger

/s/ E. GORDON GEE*	Director
E. Gordon Gee

/s/ DENNIS S. HERSCH*	Director
Dennis S. Hersch

/s/ DONNA A. JAMES*	Director
Donna A. James

/s/ DAVID T. KOLLAT*	Director
David T. Kollat

/s/ MICHAEL G. MORRIS*	Director
Michael G. Morris

/s/ ROBERT H. SCHOTTENSTEIN*	Director
Robert H. Schottenstein

/s/ STEPHEN D. STEINOUR*	Director
Stephen D. Steinour

/s/ ALLAN R. TESSLER*	Director
Allan R. Tessler

/s/ ABIGAIL S. WEXNER*	Director
Abigail S. Wexner

/s/ RAYMOND ZIMMERMAN*	Director
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