Form 10-Q
period 2018-05-05
L Brands, Inc.
filed 2018-06-07
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at June 1, 2018
277,204,090 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2018” and “first quarter of 2017” refer to the thirteen-week periods ended May 5, 2018 and April 29, 2017, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2018	2017
Net Sales	$2,626	$2,437
Costs of Goods Sold, Buying and Occupancy	(1,682)	(1,534)
Gross Profit	944	903
General, Administrative and Store Operating Expenses	(789)	(694)
Operating Income	155	209
Interest Expense	(98)	(101)
Other Income	2	10
Income Before Income Taxes	59	118
Provision for Income Taxes	11	24
Net Income	$48	$94
Net Income Per Basic Share	$0.17	$0.33
Net Income Per Diluted Share	$0.17	$0.33
Dividends Per Share	$0.60	$0.60

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2018	2017
Net Income	$48	$94
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(13)	3
Unrealized Gain on Cash Flow Hedges	6	9
Reclassification of Cash Flow Hedges to Earnings	2	(6)
Total Other Comprehensive Income (Loss), Net of Tax	(5)	6
Total Comprehensive Income	$43	$100

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	May 5, 2018	February 3, 2018	April 29, 2017
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,032	$1,515	$1,555
Accounts Receivable, Net	274	310	213
Inventories	1,350	1,240	1,147
Other	234	228	237
Total Current Assets	2,890	3,293	3,152
Property and Equipment, Net	2,894	2,893	2,761
Goodwill	1,348	1,348	1,348
Trade Names	411	411	411
Deferred Income Taxes	22	14	23
Other Assets	184	190	187
Total Assets	$7,749	$8,149	$7,882
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$717	$717	$664
Accrued Expenses and Other	848	1,029	813
Current Debt	89	87	44
Income Taxes	204	198	310
Total Current Liabilities	1,858	2,031	1,831
Deferred Income Taxes	234	238	360
Long-term Debt	5,719	5,707	5,702
Other Long-term Liabilities	907	924	824
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 283, 283 and 317 shares issued; 278, 280 and 286 shares outstanding, respectively	141	141	159
Paid-in Capital	696	678	695
Accumulated Other Comprehensive Income	17	24	18
Retained Earnings (Deficit)	(1,580)	(1,434)	128
Less: Treasury Stock, at Average Cost; 5, 3 and 31 shares, respectively	(245)	(162)	(1,836)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(971)	(753)	(836)
Noncontrolling Interest	2	2	1
Total Equity (Deficit)	(969)	(751)	(835)
Total Liabilities and Equity (Deficit)	$7,749	$8,149	$7,882

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2018	2017
Operating Activities:
Net Income	$48	$94
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	148	142
Amortization of Landlord Allowances	(11)	(12)
Share-based Compensation Expense	25	25
Deferred Income Taxes	(13)	5
Gains on Distributions from Easton Investments	—	(9)
Changes in Assets and Liabilities:
Accounts Receivable	41	80
Inventories	(114)	(52)
Accounts Payable, Accrued Expenses and Other	(219)	(200)
Income Taxes Payable	7	11
Other Assets and Liabilities	9	(77)
Net Cash Provided by (Used for) Operating Activities	(79)	7
Investing Activities:
Capital Expenditures	(160)	(165)
Return of Capital from Easton Investments	1	10
Net Cash Used for Investing Activities	(159)	(155)
Financing Activities:
Borrowings from Foreign Facilities	21	9
Repayments of Foreign Facilities	(8)	(1)
Dividends Paid	(168)	(172)
Repurchases of Common Stock	(81)	(85)
Tax Payments related to Share-based Awards	(8)	(17)
Proceeds from Exercise of Stock Options	1	36
Net Cash Used for Financing Activities	(243)	(230)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(1)
Net Decrease in Cash and Cash Equivalents	(483)	(379)
Cash and Cash Equivalents, Beginning of Period	1,515	1,934
Cash and Cash Equivalents, End of Period	$1,032	$1,555

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, personal care, beauty and home fragrance products. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada, United Kingdom (“U.K.”), Ireland and Greater China (China and Hong Kong), which are primarily mall-based, and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works

•	La Senza

•	Henri Bendel
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2018” and “first quarter of 2017” refer to the thirteen-week periods ended May 5, 2018 and April 29, 2017, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 5, 2018 and April 29, 2017 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2017 Annual Report on Form 10-K.
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

2. New Accounting Pronouncements
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which was further clarified and amended in 2015 and 2016. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective beginning in fiscal 2018. The standard allows for either a full retrospective or a modified retrospective transition method.

The Company adopted the standard in the first quarter of fiscal 2018 under the modified retrospective approach. Under the standard, income from the Victoria's Secret private label credit card arrangement, which has historically been presented as a reduction to General, Administrative and Store Operating Expenses, is presented as revenue. Further, historical accounting related to loyalty points earned under the Victoria's Secret customer loyalty program changed as the Company now defers revenue associated with customer loyalty points until the points are redeemed using a relative stand-alone selling price method. The standard also changed accounting for sales returns which requires balance sheet presentation on a gross basis.

In the first quarter of fiscal 2018, the Company recorded a cumulative catch-up adjustment resulting in a reduction to opening retained earnings, net of tax, of $28 million. The cumulative adjustment primarily related to the deferral of revenue related to outstanding points, net of estimated forfeitures, under the Victoria's Secret customer loyalty program. In addition, Net Sales and General, Administrative and Store Operating Expenses both increased $25 million in the first quarter of 2018 due to the change in presentation for the Victoria's Secret private label credit card arrangement. Further, gross presentation of the Company's sales return reserve resulted in a $4 million increase in Other Current Assets and Accrued Expenses and Other on the May 5, 2018 Consolidated Balance Sheet.
Fair Value of Financial Instruments
In January 2016, the FASB issued ASC 321, Investments - Equity Securities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard requires the recognition of changes in the fair value of marketable equity securities in net income as compared to historical treatment in accumulated other comprehensive income on the balance sheet. The Company adopted the standard in the first quarter of fiscal 2018 and recorded an increase to opening retained earnings, net of tax, of $2 million.
Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard currently requires a modified retrospective transition approach. In March 2018, the FASB tentatively approved an amendment to the standard that provides companies an option that would not require earlier periods to be restated upon adoption. The standard is effective beginning in fiscal 2019, with early adoption permitted.

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

Hedging Activities
In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Targeted Improvements to Accounting for Hedging Activities, which is intended to better align risk management activities and financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. This guidance will be effective beginning in fiscal 2019, with early adoption permitted. The Company is currently evaluating the impact of this standard on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
3. Revenue Recognition

In the first quarter of 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. Results for the first quarter of 2018 are presented under ASC 606, while prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standards in effect for those periods.

The Company recognizes revenue based on the amount it expects to receive when control of the goods or services is transferred to the customer. The Company recognizes sales upon customer receipt of merchandise, which for direct channel revenues reflects an estimate of shipments that have not yet been received by the customer based on shipping terms and historical delivery times. The Company’s shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company also provides a reserve for projected merchandise returns based on historical experience. Net Sales exclude sales and other similar taxes collected from customers.

The Company’s brands have certain loyalty programs that allow customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, they are able to use the points to purchase merchandise in stores or online. The Company allocates revenue to points earned on qualifying purchases and defers recognition until the points are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points not expected to be redeemed based on historical experience.

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

Revenue earned in connection with Victoria’s Secret's private label credit card arrangement is recognized over the term of the license arrangement and is included in Net Sales in the first quarter 2018 Consolidated Statement of Income.

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

Accounts receivable, net from revenue-generating activities were $147 million as of May 5, 2018 and $144 million as of the beginning of the period upon adoption of the new standard. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 75 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. The balance of deferred revenue was $269 million as of May 5, 2018 and $320 million as of the beginning of the period upon adoption of the new standard. The Company recognized $90 million as revenue in the first quarter of 2018 from amounts recorded as deferred revenue at the beginning of the period. The Company's deferred revenue balance would have been $229 million as of May 5, 2018 under accounting standards in effect prior to the adoption of the new standard. Deferred revenues are included within Accrued Expenses and Other on the Consolidated Balance Sheets.

The following table provides a disaggregation of Net Sales for the first quarter of 2018 in comparison to the first quarter of 2017:

	First Quarter
	2018	2017 (a)
	(in millions)
Victoria’s Secret Stores (b)	$1,236	$1,247
Victoria’s Secret Direct	353	286
Victoria’s Secret North America	1,589	1,533
Bath & Body Works Stores (b)	649	588
Bath & Body Works Direct	112	90
Bath & Body Works North America	761	678
Victoria's Secret and Bath & Body Works International (c)	135	104
Other (d)	141	122
Total Net Sales	$2,626	$2,437
 _______________

(a)	2017 amounts have not been adjusted under the modified retrospective approach.

(b)	Includes company-owned stores in the U.S. and Canada.

(c)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(d)	Includes wholesale revenues from the Company's sourcing function, and La Senza and Henri Bendel store and direct sales.

4. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share during the first quarter of 2018 and 2017:

	First Quarter
	2018	2017
	(in millions)
Weighted-average Common Shares:
Issued Shares	283	316
Treasury Shares	(4)	(30)
Basic Shares	279	286
Effect of Dilutive Options and Restricted Stock	3	3
Diluted Shares	282	289
Anti-dilutive Options and Awards (a)	5	5
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during the first quarter of 2018 and 2017:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2018	2017	2018	2017	2018	2017
	(in millions)	(in thousands)		(in millions)
March 2018	$250	1,563	NA	$58	NA	$36.93	NA
September 2017	250	527	NA	25	NA	$46.98	NA
February 2017	250	NA	1,570	NA	$80	NA	$50.92
February 2016	500	NA	51	NA	3	NA	$58.95
Total		2,090	1,621	$83	$83
In March 2018, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program.
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
The March 2018 repurchase program had $192 million remaining as of May 5, 2018. Subsequent to May 5, 2018, the Company repurchased an additional 1.2 million shares of common stock for $42 million under this program.
There were $4 million, $2 million and $1 million of share repurchases reflected in Accounts Payable on the May 5, 2018, February 3, 2018 and April 29, 2017 Consolidated Balance Sheets, respectively.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the first quarter of 2018 and 2017:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2018
First Quarter	$0.60	$168
2017
First Quarter	$0.60	$172

5. Inventories
The following table provides details of inventories as of May 5, 2018, February 3, 2018 and April 29, 2017:

	May 5, 2018	February 3, 2018	April 29, 2017
	(in millions)
Finished Goods Merchandise	$1,225	$1,121	$1,049
Raw Materials and Merchandise Components	125	119	98
Total Inventories	$1,350	$1,240	$1,147
Inventories are principally valued at the lower of cost, on a weighted-average cost basis, or net realizable value.

6. Property and Equipment, Net
The following table provides details of property and equipment, net as of May 5, 2018, February 3, 2018 and April 29, 2017:

	May 5, 2018	February 3, 2018	April 29, 2017
	(in millions)
Property and Equipment, at Cost	$6,760	$6,687	$6,354
Accumulated Depreciation and Amortization	(3,866)	(3,794)	(3,593)
Property and Equipment, Net	$2,894	$2,893	$2,761
Depreciation expense was $148 million and $142 million for the first quarter of 2018 and 2017, respectively.

7. Equity Investments
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $82 million as of May 5, 2018, $81 million as of February 3, 2018, and $79 million as of April 29, 2017, and are recorded in Other Assets on the Consolidated Balance Sheets.

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
For the first quarter of 2018, the Company’s effective tax rate was 18.5% compared to 20.6% in the first quarter of 2017. The first quarter 2018 rate was lower than the Company's combined federal and state statutory rate primarily due to the release of a valuation allowance against certain deferred tax assets that are more likely than not to be realized. The first quarter 2017 rate was lower than the Company's combined federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the income statement on stock options exercised in the quarter.
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
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The ultimate impact may differ from provisional amounts, due to changes in interpretations and assumptions the Company has made regarding application of the TCJA as well as additional regulatory guidance that may be issued. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). During the first quarter of 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended February 3, 2018. The accounting is expected to be completed in the fourth quarter of 2018.
Income taxes paid were $11 million and $15 million for the first quarter of 2018 and 2017, respectively.

9. Long-term Debt and Borrowing Facilities
The following table provides the Company’s debt balance, net of unamortized debt issuance costs and discounts, as of May 5, 2018, February 3, 2018 and April 29, 2017:

	May 5, 2018	February 3, 2018	April 29, 2017
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990	$989
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	994	994	993
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	995	994	993
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	497	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	495	495	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	—	—	496
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	398	398	397
Foreign Facilities with Subsidiary Guarantee	12	1	—
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,074	$5,062	$5,057
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Foreign Facilities without Subsidiary Guarantee	89	87	44
Total Senior Unsecured Debt	$734	$732	$689
Total	$5,808	$5,794	$5,746
Current Debt	(89)	(87)	(44)
Total Long-term Debt, Net of Current Portion	$5,719	$5,707	$5,702
 ________________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of April 29, 2017.
Issuance of Notes
In January 2018, the Company issued $500 million of 5.25% notes due in February 2028. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of February 2028 and are included within Long-term Debt on the May 5, 2018 and February 3, 2018 Consolidated Balance Sheets.
Redemption of Notes
In January 2018, the Company used the proceeds from the 2028 Notes to redeem the $500 million 2019 Notes for $540 million. In the fourth quarter of 2017, the Company recognized a pre-tax loss on extinguishment of this debt of $45 million (after-tax loss of $29 million), which includes write-offs of unamortized issuance costs and discounts and losses related to terminated interest rate swaps associated with the 2019 Notes.
Exchange Offer
Subsequent to May 5, 2018, the Company announced the commencement of separate private offers to eligible holders to exchange certain of its outstanding 2020 Notes, 2021 Notes and 2022 Notes (collectively, the "offers") for a series of its newly issued debt securities due 2027 and cash. The offers will expire on June 27, 2018 with a potential early settlement date of June 18, 2018, subject to certain terms and conditions.
Revolving Facility
The Company maintains a secured revolving credit facility (“Revolving Facility”). The Revolving Facility has aggregate availability of $1 billion and expires May 11, 2022. The Revolving Facility allows certain of the Company's non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.

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
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of May 5, 2018, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of May 5, 2018, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of May 5, 2018 that reduced its remaining availability under the Revolving Facility.
Foreign Facilities
In addition to the Revolving Facility, the Company maintains various revolving and term loan bank facilities to support operations in Greater China ("Foreign Facilities"). These facilities allow certain of the Company's Greater China subsidiaries to borrow and obtain letters of credit in U.S. dollars and Chinese yuan.
The Company maintains various revolving and term loan bank facilities that are guaranteed by L Brands, Inc. with availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During the first quarter of 2018, the Company borrowed $10 million and made payments of $8 million under these facilities. The maximum daily amount outstanding at any point in time during the first quarter of 2018 was $90 million. Borrowings on these facilities mature between May 7, 2018 and December 18, 2018 and are included within Current Debt on the May 5, 2018 Consolidated Balance Sheet.
The Company also maintains a revolving facility that is guaranteed by L Brands, Inc. and the Guarantors with availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During the first quarter of 2018, the Company borrowed $11 million under this facility. These borrowings, which mature on May 11, 2022, are included within Long-term Debt on the May 5, 2018 Consolidated Balance Sheet.

10. Derivative Financial Instruments
Foreign Exchange Derivative Instruments
The earnings of the Company's wholly owned foreign businesses are subject to exchange rate risk as substantially all of their merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian and U.K. businesses. These forward contracts currently have a maximum term of 18 months. Amounts are reclassified from accumulated other comprehensive income upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income.

The Company had a cross-currency swap related to an intercompany loan of approximately CAD$170 million that matured in January 2018 which was designated as a cash flow hedge of foreign currency exchange risk. This cross-currency swap mitigated the exposures to fluctuations in the U.S. dollar-Canadian dollar exchange rate related to the Company's Canadian operations. Changes in the U.S. dollar-Canadian dollar exchange rate and the related swap settlements resulted in reclassification of amounts from accumulated other comprehensive income to earnings to completely offset foreign currency transaction gains and losses recognized on the intercompany loan.

The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of May 5, 2018.

The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of May 5, 2018, February 3, 2018 and April 29, 2017:

	May 5, 2018	February 3, 2018	April 29, 2017
	(in millions)
Notional Amount	$208	$217	$362

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of May 5, 2018, February 3, 2018 and April 29, 2017:

	May 5, 2018	February 3, 2018	April 29, 2017
	(in millions)
Other Current Assets	$1	$—	$27
Accrued Expenses and Other	2	8	1
Other Long-term Liabilities	—	1	—

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for the first quarter 2018 and 2017:

	First Quarter
	2018	2017
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income	$6	$10
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Costs of Goods Sold, Buying and Occupancy Expense (a)	2	(2)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (b)	—	(5)
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

The Company estimates that $2 million of net losses included in accumulated other comprehensive income as of May 5, 2018 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

11. Fair Value Measurements
The following table provides a summary of the principal value and estimated fair value of long-term debt, excluding Foreign Facility borrowings, as of May 5, 2018, February 3, 2018 and April 29, 2017:

	May 5, 2018	February 3, 2018	April 29, 2017
	(in millions)
Principal Value	$5,750	$5,750	$5,750
Fair Value (a)	5,735	5,943	5,992
  _______________

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

The authoritative guidance included in ASC 820 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of May 5, 2018, February 3, 2018 and April 29, 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of May 5, 2018
Assets:
Cash and Cash Equivalents	$1,032	$—	$—	$1,032
Marketable Securities	17	—	—	17
Foreign Currency Cash Flow Hedges	—	1	—	1
Liabilities:
Foreign Currency Cash Flow Hedges	—	2	—	2
As of February 3, 2018
Assets:
Cash and Cash Equivalents	$1,515	$—	$—	$1,515
Marketable Securities	17	—	—	17
Liabilities:
Foreign Currency Cash Flow Hedges	—	9	—	9
As of April 29, 2017
Assets:
Cash and Cash Equivalents	$1,555	$—	$—	$1,555
Marketable Securities	5	—	—	5
Interest Rate Fair Value Hedges	—	2	—	2
Foreign Currency Cash Flow Hedges	—	27	—	27
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. The Company's marketable securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

In January 2016, the FASB issued ASC 321, Investments - Equity Securities. The standard requires the recognition of changes in the fair value of the Company's marketable securities in net income as compared to historical treatment in accumulated other comprehensive income. The Company adopted the standard in the first quarter of 2018. The Company recognized an unrealized holding loss of less than $1 million related to its marketable equity securities in Other Income in the first quarter of 2018 Consolidated Statement of Income.
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

12. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for the first quarter of 2018:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 3, 2018	$32	$(10)	$2	$24
Amount reclassified to Retained Earnings upon adoption of ASC 321	—	—	(2)	(2)
Balance as of February 4, 2018	32	(10)	—	22
Other Comprehensive Income (Loss) Before Reclassifications	(13)	6	—	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	2	—	2
Tax Effect	—	—	—	—
Current-period Other Comprehensive Income (Loss)	(13)	8	—	(5)
Balance as of May 5, 2018	$19	$(2)	$—	$17

The following table provides the rollforward of accumulated other comprehensive income for the first quarter of 2017:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2017	$9	$3	$—	$12
Other Comprehensive Income (Loss) Before Reclassifications	3	10	—	13
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(7)	—	(7)
Tax Effect	—	—	—	—
Current-period Other Comprehensive Income (Loss)	3	3	—	6
Balance as of April 29, 2017	$12	$6	$—	$18

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the first quarter of 2018 and 2017:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income		Location on Consolidated Statements of Income
	First Quarter
	2018	2017
	(in millions)
(Gain) Loss on Cash Flow Hedges	$2	$(2)	Costs of Goods Sold, Buying and Occupancy
	—	(5)	Other Income
	—	1	Provision for Income Taxes
	$2	$(6)	Net Income

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

Guarantees
In connection with the disposition of a certain business, the Company has remaining guarantees of $9 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to these guarantee obligations as of May 5, 2018, February 3, 2018 or April 29, 2017 as it concluded that payments under these guarantees were not probable.
In connection with noncancellable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $104 million. The Company recorded a liability of $3 million as of May 5, 2018 and February 3, 2018, and a liability of less than $1 million as of April 29, 2017 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $18 million for the first quarter of 2018 and $16 million for the first quarter of 2017.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors, prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for the first quarter of 2018 and $4 million for the first quarter of 2017.

15. Segment Information
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
The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada, as well as the online business in Greater China on the Tmall domestic platform. This segment includes the following:

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

•	Bath & Body Works International stores in travel retail and other locations operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, which sells women's intimate apparel online and through company-owned stores located in Canada and the U.S., as well as stores operated by partners under franchise and license arrangements;

•	Henri Bendel, which sells handbags, jewelry and other accessory products online and through company-owned stores; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the first quarter of 2018 and 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2018
First Quarter:
Net Sales	$1,589	$761	$135	$141	$2,626
Operating Income (Loss)	83	124	(5)	(47)	155
2017
First Quarter:
Net Sales	$1,533	$678	$104	$122	$2,437
Operating Income (Loss)	159	102	(1)	(51)	209
The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $359 million and $299 million for the first quarter of 2018 and 2017, respectively.

16. Subsequent Events

On May 31, 2018, the Company announced the commencement of separate private offers to eligible holders to exchange certain of its outstanding 2020 Notes, 2021 Notes and 2022 Notes (collectively, the "offers") for a series of its newly issued debt securities due 2027 and cash. The offers will expire on June 27, 2018 with a potential early settlement date of June 18, 2018, subject to certain terms and conditions.
Subsequent to May 5, 2018, the Company repurchased an additional 1.2 million shares of common stock for $42 million under the March 2018 repurchase program.

17. Supplemental Guarantor Financial Information
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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of May 5, 2018, February 3, 2018 and April 29, 2017 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended May 5, 2018 and April 29, 2017.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	May 5, 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$677	$355	$—	$1,032
Accounts Receivable, Net	—	152	122	—	274
Inventories	—	1,199	151	—	1,350
Other	1	136	97	—	234
Total Current Assets	1	2,164	725	—	2,890
Property and Equipment, Net	—	1,970	924	—	2,894
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,690	18,969	2,025	(25,684)	—
Deferred Income Taxes	—	9	13	—	22
Other Assets	129	16	651	(612)	184
Total Assets	$4,820	$24,857	$4,368	$(26,296)	$7,749
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$5	$350	$362	$—	$717
Accrued Expenses and Other	59	461	328	—	848
Current Debt	—	—	89	—	89
Income Taxes	6	176	22	—	204
Total Current Liabilities	70	987	801	—	1,858
Deferred Income Taxes	(2)	(41)	277	—	234
Long-term Debt	5,707	597	12	(597)	5,719
Other Long-term Liabilities	1	823	98	(15)	907
Total Equity (Deficit)	(956)	22,491	3,180	(25,684)	(969)
Total Liabilities and Equity (Deficit)	$4,820	$24,857	$4,368	$(26,296)	$7,749

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

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	April 29, 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,207	$348	$—	$1,555
Accounts Receivable, Net	1	130	82	—	213
Inventories	—	1,000	147	—	1,147
Other	—	130	107	—	237
Total Current Assets	1	2,467	684	—	3,152
Property and Equipment, Net	—	1,935	826	—	2,761
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,819	16,358	1,449	(22,626)	—
Deferred Income Taxes	—	10	13	—	23
Other Assets	129	34	636	(612)	187
Total Assets	$4,949	$22,533	$3,638	$(23,238)	$7,882
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2	$371	$291	$—	$664
Accrued Expenses and Other	109	394	310	—	813
Current Debt	—	—	44	—	44
Income Taxes	(11)	226	95	—	310
Total Current Liabilities	100	991	740	—	1,831
Deferred Income Taxes	(3)	(86)	449	—	360
Long-term Debt	5,702	597	—	(597)	5,702
Other Long-term Liabilities	3	752	84	(15)	824
Total Equity (Deficit)	(853)	20,279	2,365	(22,626)	(835)
Total Liabilities and Equity (Deficit)	$4,949	$22,533	$3,638	$(23,238)	$7,882

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	First Quarter 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,466	$839	$(679)	$2,626
Costs of Goods Sold, Buying and Occupancy	—	(1,622)	(669)	609	(1,682)
Gross Profit	—	844	170	(70)	944
General, Administrative and Store Operating Expenses	(4)	(726)	(109)	50	(789)
Operating Income (Loss)	(4)	118	61	(20)	155
Interest Expense	(97)	(20)	(3)	22	(98)
Other Income (Loss)	—	4	(2)	—	2
Income (Loss) Before Income Taxes	(101)	102	56	2	59
Provision (Benefit) for Income Taxes	(2)	13	—	—	11
Equity in Earnings (Loss), Net of Tax	147	215	152	(514)	—
Net Income (Loss)	$48	$304	$208	$(512)	$48

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$48	$304	$208	$(512)	$48
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(13)	—	(13)
Unrealized Gain on Cash Flow Hedges	—	—	6	—	6
Reclassification of Cash Flow Hedges to Earnings	—	—	2	—	2
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(5)	—	(5)
Total Comprehensive Income (Loss)	$48	$304	$203	$(512)	$43

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(141)	$65	$(3)	$—	$(79)
Investing Activities:
Capital Expenditures	—	(91)	(69)	—	(160)
Return of Capital from Easton Investments	—	—	1	—	1
Net Investments in Consolidated Affiliates	—	—	(11)	11	—
Net Cash Provided by (Used for) Investing Activities	—	(91)	(79)	11	(159)
Financing Activities:
Borrowings from Foreign Facilities	—	—	21	—	21
Repayments of Foreign Facilities	—	—	(8)	—	(8)
Dividends Paid	(168)	—	—	—	(168)
Repurchases of Common Stock	(81)	—	—	—	(81)
Tax Payments related to Share-based Awards	(8)	—	—	—	(8)
Proceeds from Exercise of Stock Options	1	—	—	—	1
Net Financing Activities and Advances to/from Consolidated Affiliates	397	(461)	75	(11)	—
Net Cash Provided by (Used for) Financing Activities	141	(461)	88	(11)	(243)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2)	—	(2)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(487)	4	—	(483)
Cash and Cash Equivalents, Beginning of Period	—	1,164	351	—	1,515
Cash and Cash Equivalents, End of Period	$—	$677	$355	$—	$1,032

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(96)	$181	$(78)	$—	$7
Investing Activities:
Capital Expenditures	—	(135)	(30)	—	(165)
Return of Capital from Easton Investments	—	—	10	—	10
Net Cash Used for Investing Activities	—	(135)	(20)	—	(155)
Financing Activities:
Borrowings from Foreign Facilities	—	—	9	—	9
Repayments of Foreign Facilities	—	—	(1)	—	(1)
Dividends Paid	(172)	—	—	—	(172)
Repurchases of Common Stock	(85)	—	—	—	(85)
Tax Payments related to Share-based Awards	(17)	—	—	—	(17)
Proceeds from Exercise of Stock Options	36	—	—	—	36
Net Financing Activities and Advances to/from Consolidated Affiliates	334	(401)	67	—	—
Net Cash Provided by (Used for) Financing Activities	96	(401)	75	—	(230)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1)	—	(1)
Net Decrease in Cash and Cash Equivalents	—	(355)	(24)	—	(379)
Cash and Cash Equivalents, Beginning of Period	—	1,562	372	—	1,934
Cash and Cash Equivalents, End of Period	$—	$1,207	$348	$—	$1,555

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of L Brands, Inc.:

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets of L Brands, Inc. (the Company) as of May 5, 2018 and April 29, 2017, and the related consolidated statements of income, comprehensive income, and cash flows for the thirteen-week periods ended May 5, 2018 and April 29, 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 3, 2018, and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 23, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Grandview Heights, Ohio
June 7, 2018

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
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K.

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
Executive Overview
In the first quarter of 2018, our operating income decreased $54 million, or 26%, to $155 million, and our operating income rate decreased to 5.9% from 8.6%. Net sales increased $189 million to $2.626 billion, comparable sales increased 3% and comparable store sales decreased 2%. At Victoria's Secret, net sales increased 4%, and operating income decreased 48%. At Bath & Body Works, net sales increased 12%, and operating income increased 21%. At Victoria's Secret and Bath & Body Works International, net sales increased 31%, and operating income decreased by $4 million. For additional information related to our first quarter 2018 financial performance, see “Results of Operations.”
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

Company-Owned Store Data
The following table compares the first quarter of 2018 company-owned store data to the first quarter of 2017:

	First Quarter
	2018	2017	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$166	$167	(1)%
Bath & Body Works U.S.	150	140	7%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,063	$1,061	—%
Bath & Body Works U.S.	381	346	10%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,419	6,352	1%
Bath & Body Works U.S.	2,542	2,467	3%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,189	7,191	—%
Bath & Body Works U.S.	4,052	3,935	3%

The following table represents company-owned store data for the first quarter of 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	May 5, 2018
Victoria’s Secret U.S.	1,124	1	(5)	1,120
Victoria’s Secret Canada	46	—	(1)	45
Total Victoria's Secret	1,170	1	(6)	1,165
Bath & Body Works U.S.	1,592	13	(11)	1,594
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,694	13	(11)	1,696
Victoria's Secret U.K. / Ireland	24	—	—	24
Victoria's Secret Beauty and Accessories China	29	—	—	29
Victoria's Secret China	7	—	—	7
Total Victoria's Secret and Bath & Body Works International	60	—	—	60
Henri Bendel	27	—	(3)	24
La Senza Canada	119	—	—	119
La Senza U.S.	5	—	—	5
Total L Brands Stores	3,075	14	(20)	3,069

The following table represents company-owned store data for the first quarter of 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	April 29, 2017
Victoria’s Secret U.S.	1,131	2	(1)	1,132
Victoria’s Secret Canada	46	1	(1)	46
Total Victoria's Secret	1,177	3	(2)	1,178
Bath & Body Works U.S.	1,591	7	(3)	1,595
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,693	7	(3)	1,697
Victoria's Secret U.K.	18	—	—	18
Victoria's Secret Beauty and Accessories China	31	—	—	31
Victoria's Secret China	—	2	—	2
Total Victoria's Secret and Bath & Body Works International	49	2	—	51
Henri Bendel	29	—	—	29
La Senza Canada	122	1	(2)	121
La Senza U.S.	4	—	—	4
Total L Brands Stores	3,074	13	(7)	3,080

Noncompany-Owned Store Data
The following table represents noncompany-owned store data for the first quarter of 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	May 5, 2018
Victoria’s Secret Beauty & Accessories	397	13	(10)	400
Victoria's Secret	37	6	—	43
Bath & Body Works	185	13	(3)	195
La Senza	194	—	(2)	192
Total	813	32	(15)	830
The following table represents noncompany-owned store data for the first quarter of 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	April 29, 2017
Victoria’s Secret Beauty & Accessories	391	11	(6)	396
Victoria's Secret	28	2	—	30
Bath & Body Works	159	7	(1)	165
La Senza	203	2	(6)	199
Total	781	22	(13)	790

Results of Operations
First Quarter of 2018 Compared to First Quarter of 2017
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the first quarter of 2018 in comparison to the first quarter of 2017:

			Operating Income Rate
	2018	2017	2018	2017
First Quarter	(in millions)
Victoria’s Secret	$83	$159	5.2%	10.4%
Bath & Body Works	124	102	16.3%	15.0%
Victoria’s Secret and Bath & Body Works International	(5)	(1)	(3.6)%	(0.5)%
Other (a)	(47)	(51)	(33.5)%	(41.6)%
Total Operating Income	$155	$209	5.9%	8.6%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the first quarter of 2018, operating income decreased $54 million, or 26%, to $155 million, and the operating income rate decreased to 5.9% from 8.6%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2018 in comparison to the first quarter of 2017:

	2018	2017	% Change
First Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,236	$1,247	(1)%
Victoria’s Secret Direct	353	286	23%
Total Victoria’s Secret	1,589	1,533	4%
Bath & Body Works Stores (a)	649	588	10%
Bath & Body Works Direct	112	90	25%
Total Bath & Body Works	761	678	12%
Victoria’s Secret and Bath & Body Works International	135	104	31%
Other (b)	141	122	15%
Total Net Sales	$2,626	$2,437	8%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza and Henri Bendel.

The following table provides a reconciliation of net sales for the first quarter of 2018 to the first quarter of 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
First Quarter	(in millions)
2017 Net Sales	$1,533	$678	$104	$122	$2,437
Comparable Store Sales	(55)	29	(12)	—	(38)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	25	30	20	(1)	74
Foreign Currency Translation	2	2	5	1	10
Direct Channels	59	22	8	2	91
Private Label Credit Card	25	—	—	—	25
International Wholesale, Royalty and Other	—	—	10	17	27
2018 Net Sales	$1,589	$761	$135	$141	$2,626

The following table compares the first quarter of 2018 comparable sales to the first quarter of 2017:

First Quarter	2018	2017
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	1%	(14)%
Bath & Body Works (b)	8%	2%
Total Comparable Sales	3%	(9)%

Comparable Store Sales (a)
Victoria’s Secret (b)	(5)%	(12)%
Bath & Body Works (b)	5%	(1)%
Total Comparable Store Sales	(2)%	(9)%
________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales are calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria's Secret
For the first quarter of 2018, net sales increased $56 million to $1.589 billion, comparable sales increased 1%, and comparable store sales decreased 5%. Net sales increased primarily due to increases in constructed bras as we continue to focus on that core business and beauty and sleep driven by a merchandise assortment that incorporated newness, innovation and fashion. Additionally, net sales increased $25 million as a result of the change in presentation for income received from our Victoria's Secret private label credit card arrangement. These results were partially offset by declines in unconstructed and sport bras due to merchandise performance and category resets, and PINK driven by a decline in swim as we exit the category.
The decrease in comparable store sales was driven by lower average unit retail and reduced traffic.
Bath & Body Works
For the first quarter of 2018, net sales increased $83 million to $761 million, comparable sales increased 8%, and comparable store sales increased 5%. Net sales increased in most categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.

The increase in comparable store sales was driven primarily by higher conversion.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2018, net sales increased $31 million to $135 million primarily related to new company-owned Victoria's Secret stores, additional stores opened by our partners and direct channel growth in Greater China. These increases were partially offset by a decline in Victoria's Secret U.K. sales.
Other
For the first quarter of 2018, net sales increased $19 million to $141 million primarily due to an increase in wholesale sales to our international partners.
Gross Profit
For the first quarter of 2018, our gross profit increased $41 million to $944 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.9% from 37.1%, primarily driven by the following:
Victoria's Secret
For the first quarter of 2018, the gross profit decrease was primarily driven by lower merchandise margin dollars due to increased promotional activity to drive traffic and attract new customers.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to additional promotional activity to drive traffic.
Bath & Body Works
For the first quarter of 2018, the gross profit increase was primarily driven by higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate and distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate increase was primarily driven by buying and occupancy leverage on higher net sales.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2018, the gross profit increase was primarily driven by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners, partially offset by higher occupancy expenses due to investments in store real estate in Greater China and the U.K.
The gross profit rate decrease was driven by an increase in occupancy expenses due to the investments in store real estate.
General, Administrative and Store Operating Expenses
For the first quarter of 2018, our general, administrative and store operating expenses increased $95 million to $789 million driven by the change in presentation for income received from our Victoria's Secret private label credit card arrangement, incremental wage investments and higher selling expenses related to new company-owned stores in Greater China.
The general, administrative and store operating expense rate increased to 30.0% from 28.5% due to the presentation change for income received from our Victoria's Secret private label credit card and increased wage investments.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2018 and 2017:

First Quarter	2018	2017
Average daily borrowings (in millions)	$5,845	$5,790
Average borrowing rate (in percentages)	6.5%	7.0%
For the first quarter of 2018, our interest expense decreased $3 million to $98 million primarily due to a lower average borrowing rate partially offset by higher average daily borrowings.
Other Income
For the first quarter of 2018, our other income decreased $8 million to $2 million primarily due to a distribution received from our Easton investments in the first quarter of 2017.

Provision for Income Taxes
For the first quarter of 2018, our effective tax rate was 18.5% compared to 20.6% in the first quarter of 2017. The first quarter 2018 rate was lower than the Company's combined federal and state statutory rate primarily due to the release of a valuation allowance against certain deferred tax assets that are more likely than not to be realized. The first quarter 2017 rate was lower than the Company's combined federal and state statutory rate primarily due to the recognition of excess tax benefits recorded through the income statement on stock options exercised in the quarter.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. The majority of our cash and cash equivalents are held by domestic subsidiaries. Our cash and cash equivalents held by foreign subsidiaries were $354 million as of May 5, 2018.
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During the first quarter of 2018, we paid $168 million in regular dividends and repurchased $83 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs.
The following table provides our debt balance, net of unamortized debt issuance costs and discounts, as of May 5, 2018, February 3, 2018 and April 29, 2017:

	May 5, 2018	February 3, 2018	April 29, 2017
	(in millions)
Senior Unsecured Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990	$989
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	994	994	993
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	995	994	993
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	497	497	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	495	495	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	—	—	496
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	398	398	397
Foreign Facilities with Subsidiary Guarantee	12	1	—
Total Senior Unsecured Debt with Subsidiary Guarantee	$5,074	$5,062	$5,057
Senior Unsecured Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Foreign Facilities without Subsidiary Guarantee	89	87	44
Total Senior Unsecured Debt	$734	$732	$689
Total	$5,808	$5,794	$5,746
Current Debt	(89)	(87)	(44)
Total Long-term Debt, Net of Current Portion	$5,719	$5,707	$5,702
 _______________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of April 29, 2017.

Issuance of Notes
In January 2018, we issued $500 million of 5.25% notes due in February 2028. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of February 2028 and are included within Long-term Debt on the May 5, 2018 and February 3, 2018 Consolidated Balance Sheets.
Redemption of Notes
In January 2018, we used the proceeds from the 2028 Notes to redeem the $500 million 2019 Notes for $540 million. In the fourth quarter of 2017, we recognized a pre-tax loss on extinguishment of this debt of $45 million (after-tax loss of $29 million), which includes write-offs of unamortized issuance costs and discounts and losses related to terminated interest rate swaps associated with the 2019 Notes.
Exchange Offer
Subsequent to May 5, 2018, we announced the commencement of separate private offers to eligible holders to exchange certain of our outstanding 2020 Notes, 2021 Notes and 2022 Notes (collectively, the "offers") for a series of our newly issued debt securities due 2027 and cash. The offers will expire on June 27, 2018 with a potential early settlement date of June 18, 2018, subject to certain terms and conditions.
Revolving Facility
We maintain a secured revolving credit facility that has aggregate availability of $1 billion and expires May 11, 2022. The Revolving Facility allows certain of our non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
The Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings LIBOR plus 1.50% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of May 5, 2018, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of May 5, 2018, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of May 5, 2018 that reduced our remaining availability under the Revolving Facility.
Foreign Facilities
In addition to the Revolving Facility, we maintain various revolving and term loan bank facilities to support our operations in Greater China. These facilities allow certain of our Greater China subsidiaries to borrow and obtain letters of credit in U.S. dollars and Chinese yuan.
We maintain various revolving and term loan bank facilities that are guaranteed by L Brands, Inc. with availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During the first quarter of 2018, we borrowed $10 million and made payments of $8 million under these facilities. The maximum daily amount outstanding at any point in time during the first quarter of 2018 was $90 million. Borrowings on these facilities mature between May 7, 2018 and December 18, 2018 and are included within Current Debt on the May 5, 2018 Consolidated Balance Sheet.
We also maintain a revolving facility that is guaranteed by L Brands, Inc. and the Guarantors with availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During the first quarter of 2018, we borrowed $11 million under this facility. These borrowings, which mature on May 11, 2022, are included within Long-term Debt on the May 5, 2018 Consolidated Balance Sheet.

Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of May 5, 2018, February 3, 2018 and April 29, 2017:

	May 5, 2018	February 3, 2018	April 29, 2017
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(79)	$1,406	$7
Capital Expenditures (a)	160	707	165
Working Capital	1,032	1,262	1,321
Capitalization:
Long-term Debt	5,719	5,707	5,702
Shareholders’ Equity (Deficit)	(971)	(753)	(836)
Total Capitalization	$4,748	$4,954	$4,866
Remaining Amounts Available Under Credit Agreements (b)	$991	$991	$992
 _______________

(a)	The February 3, 2018 amounts represent a fifty-three week period, and the May 5, 2018 and April 29, 2017 amounts represent thirteen-week periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We had outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $9 million as of May 5, 2018 and February 3, 2018, and $8 million as of April 29, 2017.

Credit Ratings
The following table provides our credit ratings as of May 5, 2018:

	Moody’s	S&P	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB-	BB
Outlook	Stable	Stable	Stable
On May 30, 2018, Fitch revised our outlook from stable to negative, while reaffirming our ratings. This outlook revision has no impact to our borrowing costs under our Revolving Facility.
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

Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during the first quarter of 2018 and 2017:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2018	2017	2018	2017	2018	2017
	(in millions)	(in thousands)		(in millions)
March 2018	$250	1,563	NA	$58	NA	$36.93	NA
September 2017	250	527	NA	25	NA	$46.98	NA
February 2017	250	NA	1,570	NA	$80	NA	$50.92
February 2016	500	NA	51	NA	3	NA	$58.95
Total		2,090	1,621	$83	$83
In March 2018, our Board of Directors approved a new $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program.
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
The March 2018 repurchase program had $192 million remaining as of May 5, 2018. Subsequent to May 5, 2018, we repurchased an additional 1.2 million shares of common stock for $42 million under this program.
There were $4 million, $2 million and $1 million of share repurchases reflected in Accounts Payable on the May 5, 2018, February 3, 2018 and April 29, 2017 Consolidated Balance Sheets, respectively.

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
Under the authority and declaration of our Board of Directors, we paid the following dividends during the first quarter of 2018 and 2017:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2018
First Quarter	$0.60	$168
2017
First Quarter	$0.60	$172

Cash Flow
The following table provides a summary of our cash flow activity for the first quarter of 2018 and 2017:

	Year-to-Date
	2018	2017
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,515	$1,934
Net Cash Flows Provided by (Used for) Operating Activities	(79)	7
Net Cash Flows Used for Investing Activities	(159)	(155)
Net Cash Flows Used for Financing Activities	(243)	(230)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(1)
Net Decrease in Cash and Cash Equivalents	(483)	(379)
Cash and Cash Equivalents, End of Period	$1,032	$1,555
Operating Activities
Net cash used for operating activities in 2018 was $79 million, including net income of $48 million. Net income included depreciation and amortization of $148 million and share-based compensation expense of $25 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Accounts Payable, Accrued Expenses and Other and Inventories, and the change in Accounts Receivable.
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
Investing Activities
Net cash used for investing activities in 2018 was $159 million consisting primarily of capital expenditures of $160 million. The capital expenditures included $122 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
Financing Activities
Net cash used for financing activities in 2018 was $243 million consisting primarily of quarterly dividend payments of $0.60 per share, or $168 million, payments for repurchases of common stock of $81 million and tax payments related to share-based awards of $8 million, partially offset by $13 million of net new borrowings under our Foreign Facilities.
Net cash used for financing activities in 2017 was $230 million consisting primarily of quarterly dividend payments of $0.60 per share, or $172 million, payments for repurchases of common stock of $85 million, and tax payments related to share-based awards of $17 million, partially offset by proceeds from the exercise of stock options of $36 million.
Contingent Liabilities and Contractual Obligations
In connection with the disposition of a certain business, we have remaining guarantees of $9 million related to lease payments under the current terms of noncancellable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to these guarantee obligations as of May 5, 2018, February 3, 2018 or April 29, 2017 as we concluded that payments under these guarantees were not probable.
In connection with noncancellable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $104 million. We recorded a liability of $3 million as of May 5, 2018 and February 3, 2018, and a liability of less than $1 million as of April 29, 2017 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 3, 2018, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2017 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Revenue from Contracts with Customers
In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, which was further clarified and amended in 2015 and 2016. This guidance requires companies to recognize revenue in a manner that depicts the transfer of promised goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective beginning in fiscal 2018. The standard allows for either a full retrospective or a modified retrospective transition method.

We adopted the standard in the first quarter of fiscal 2018 under the modified retrospective approach. Under the standard, income from the Victoria's Secret private label credit card arrangement, which has historically been presented as a reduction to General, Administrative and Store Operating Expenses, is presented as revenue. Further, historical accounting related to loyalty points earned under the Victoria's Secret customer loyalty program changed as we now defer revenue associated with customer loyalty points until the points are redeemed using a relative stand-alone selling price method. The standard also changed accounting for sales returns which requires balance sheet presentation on a gross basis.

In the first quarter of fiscal 2018, we recorded a cumulative catch-up adjustment resulting in a reduction to opening retained earnings, net of tax, of $28 million. The cumulative adjustment primarily related to the deferral of revenue related to outstanding points, net of estimated forfeitures, under our Victoria's Secret customer loyalty program. In addition, Net Sales and General, Administrative and Store Operating Expenses both increased $25 million in the first quarter of 2018 due to the change in presentation for the Victoria's Secret private label credit card arrangement. Further, gross presentation of our sales return reserve resulted in a $4 million increase in Other Current Assets and Accrued Expenses and Other on the May 5, 2018 Consolidated Balance Sheet.
Fair Value of Financial Instruments
In January 2016, the FASB issued ASC 321, Investments - Equity Securities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard requires the recognition of changes in the fair value of marketable equity securities in net income as compared to historical treatment in accumulated other comprehensive income on the balance sheet. We adopted the standard in the first quarter of fiscal 2018 and recorded an increase to opening retained earnings, net of tax, of $2 million.
Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to put most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard currently requires a modified retrospective transition approach. In March 2018, the FASB tentatively approved an amendment to the standard that provides companies an option that would not require earlier periods to be restated upon adoption. The standard is effective beginning in fiscal 2019, with early adoption permitted.

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

Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which is intended to better align risk management activities and financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. This guidance will be effective beginning in fiscal 2019, with early adoption permitted. We are currently evaluating the impact of this standard on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows.
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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2017 Annual Report on Form 10-K, other than the adoption of ASC 606, Revenue from Contracts with Customers.

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

Excluding our Foreign Facilities, all of our long-term debt as of May 5, 2018, has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of May 5, 2018, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and fair value of long-term debt, excluding Foreign Facility borrowings and swap arrangements, as of May 5, 2018, February 3, 2018 and April 29, 2017:

	May 5, 2018	February 3, 2018	April 29, 2017
	(in millions)
Long-term Debt:
Principal Value	$5,750	$5,750	$5,750
Fair Value, Estimated (a)	5,735	5,943	5,992
Foreign Currency Cash Flow Hedges (b)	1	9	(26)
Interest Rate Fair Value Hedges (b)	—	—	(2)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in a net liability (asset) position.
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
Changes in internal control over financial reporting. The adoption of ASC 606, Revenue from Contracts with Customers, required the implementation of new controls and the modification of certain accounting processes related to revenue recognition. There were no other changes in our internal control over financial reporting that occurred in the first quarter 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2017 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2017 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2018	425	$47.58	417	$28,019
March 2018	863	39.39	650	228,695
April 2018	1,027	35.63	1,023	192,232
Total	2,315		2,090
  _______________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 4, “Earnings Per Share and Shareholders' Equity (Deficit)” included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L BRANDS, INC.
(Registrant)
By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *
Date: June 7, 2018

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.