Form 10-Q
period 2018-08-04
L Brands, Inc.
filed 2018-09-07
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at August 31, 2018
275,063,433 Shares

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2018” and “second quarter of 2017” refer to the thirteen-week periods ended August 4, 2018 and July 29, 2017, respectively. "Year-to-date 2018" and "year-to-date 2017" refer to the twenty-six-week periods ending August 4, 2018 and July 29, 2017, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2018	2017	2018	2017
Net Sales	$2,984	$2,755	$5,610	$5,192
Costs of Goods Sold, Buying and Occupancy	(1,925)	(1,727)	(3,607)	(3,261)
Gross Profit	1,059	1,028	2,003	1,931
General, Administrative and Store Operating Expenses	(831)	(727)	(1,620)	(1,421)
Operating Income	228	301	383	510
Interest Expense	(98)	(101)	(196)	(201)
Other Income (Loss)	(1)	17	1	27
Income Before Income Taxes	129	217	188	336
Provision for Income Taxes	30	78	41	103
Net Income	$99	$139	$147	$233
Net Income Per Basic Share	$0.36	$0.48	$0.53	$0.81
Net Income Per Diluted Share	$0.36	$0.48	$0.52	$0.81
Dividends Per Share	$0.60	$0.60	$1.20	$1.20

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2018	2017	2018	2017
Net Income	$99	$139	$147	$233
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(9)	7	(22)	10
Unrealized Gain (Loss) on Cash Flow Hedges	3	(26)	9	(16)
Reclassification of Cash Flow Hedges to Earnings	1	12	3	5
Total Other Comprehensive Income (Loss), Net of Tax	(5)	(7)	(10)	(1)
Total Comprehensive Income	$94	$132	$137	$232

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	August 4, 2018	February 3, 2018	July 29, 2017
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$843	$1,515	$1,360
Accounts Receivable, Net	310	310	245
Inventories	1,315	1,240	1,118
Other	247	228	234
Total Current Assets	2,715	3,293	2,957
Property and Equipment, Net	2,949	2,893	2,841
Goodwill	1,348	1,348	1,348
Trade Names	411	411	411
Deferred Income Taxes	21	14	25
Other Assets	176	190	181
Total Assets	$7,620	$8,149	$7,763
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$821	$717	$758
Accrued Expenses and Other	963	1,029	860
Current Debt	65	87	64
Income Taxes	7	198	76
Total Current Liabilities	1,856	2,031	1,758
Deferred Income Taxes	237	238	369
Long-term Debt	5,712	5,707	5,704
Other Long-term Liabilities	937	924	844
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 283, 283 and 318 shares issued; 275, 280 and 286 shares outstanding, respectively	142	141	159
Paid-in Capital	718	678	707
Accumulated Other Comprehensive Income	12	24	11
Retained Earnings (Deficit)	(1,648)	(1,434)	94
Less: Treasury Stock, at Average Cost; 8, 3 and 32 shares, respectively	(348)	(162)	(1,885)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,124)	(753)	(914)
Noncontrolling Interest	2	2	2
Total Equity (Deficit)	(1,122)	(751)	(912)
Total Liabilities and Equity (Deficit)	$7,620	$8,149	$7,763

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2018	2017
Operating Activities:
Net Income	$147	$233
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	296	282
Amortization of Landlord Allowances	(22)	(24)
Share-based Compensation Expense	50	50
Deferred Income Taxes	—	12
Gains on Distributions from Easton Investments	(7)	(20)
Unrealized Losses on Marketable Equity Securities	6	—
Changes in Assets and Liabilities:
Accounts Receivable	1	50
Inventories	(81)	(18)
Accounts Payable, Accrued Expenses and Other	4	(73)
Income Taxes Payable	(209)	(223)
Other Assets and Liabilities	27	(48)
Net Cash Provided by Operating Activities	212	221
Investing Activities:
Capital Expenditures	(345)	(372)
Return of Capital from Easton Investments	13	27
Other Investing Activities	2	(5)
Net Cash Used for Investing Activities	(330)	(350)
Financing Activities:
Payment of Long-term Debt	(52)	—
Borrowings from Foreign Facilities	89	36
Repayments of Foreign Facilities	(57)	(8)
Dividends Paid	(335)	(344)
Repurchases of Common Stock	(186)	(132)
Tax Payments related to Share-based Awards	(12)	(30)
Proceeds from Exercise of Stock Options	1	37
Financing Costs and Other	(2)	(8)
Net Cash Used for Financing Activities	(554)	(449)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	4
Net Decrease in Cash and Cash Equivalents	(672)	(574)
Cash and Cash Equivalents, Beginning of Period	1,515	1,934
Cash and Cash Equivalents, End of Period	$843	$1,360

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2018” and “second quarter of 2017” refer to the thirteen-week periods ended August 4, 2018 and July 29, 2017, respectively. “Year-to-date 2018” and “year-to-date 2017” refer to the twenty-six-week periods ending August 4, 2018 and July 29, 2017, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income (Loss) on the Consolidated Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 4, 2018 and July 29, 2017 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2017 Annual Report on Form 10-K.
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

The Company adopted the standard in the first quarter of 2018 under the modified retrospective approach. Under the standard, income from the Victoria's Secret private label credit card arrangement, which was historically presented as a reduction to General, Administrative and Store Operating Expenses, is presented as revenue. Further, historical accounting related to loyalty points earned under the Victoria's Secret customer loyalty program changed as the Company now defers revenue associated with customer loyalty points until the points are redeemed using a relative stand-alone selling price method. The standard also changed accounting for sales returns which requires balance sheet presentation on a gross basis.

In the first quarter of 2018, the Company recorded a cumulative catch-up adjustment resulting in a reduction to opening retained earnings, net of tax, of $28 million. The cumulative adjustment primarily related to the deferral of revenue related to outstanding points, net of estimated forfeitures, under the Victoria's Secret customer loyalty program. In addition, Net Sales and General, Administrative and Store Operating Expenses both increased $48 million and $73 million in the second quarter and year-to-date 2018 Consolidated Statements of Income, respectively. Further, gross presentation of the Company's sales return reserve resulted in a $4 million increase in Other Current Assets and Accrued Expenses and Other on the August 4, 2018 Consolidated Balance Sheet.
Fair Value of Financial Instruments
In January 2016, the FASB issued ASC 321, Investments - Equity Securities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard requires the recognition of changes in the fair value of marketable equity securities in net income as compared to historical treatment in accumulated other comprehensive income on the balance sheet. The Company adopted the standard in the first quarter of 2018 and recorded an increase to opening retained earnings, net of tax, of $2 million.
Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to account for most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. In July 2018, the FASB approved an amendment to the standard that provides companies a transition option that would not require earlier periods to be restated upon adoption. The standard is effective beginning in fiscal 2019, with early adoption permitted.

The Company is currently evaluating the impacts that this standard will have on its Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. The Company currently expects that most of its operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the standard. Thus, the Company expects adoption will result in a material increase to the assets and liabilities on the Consolidated Balance Sheet. The Company will adopt the standard in the first quarter of 2019 and apply the standard prospectively as of the adoption date.

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
3. Revenue Recognition

In the first quarter of 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. Results for the second quarter and year-to-date 2018 are presented under ASC 606, while prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standards in effect for those periods.

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

The Company offers certain loyalty programs that allow customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, they are able to use the points to purchase merchandise in stores or online. The Company allocates revenue to points earned on qualifying purchases and defers recognition until the points are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points not expected to be redeemed based on historical experience.

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

Revenue earned in connection with Victoria’s Secret's private label credit card arrangement is recognized over the term of the license arrangement and is included in Net Sales in the 2018 Consolidated Statements of Income.

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

Accounts receivable, net from revenue-generating activities were $165 million as of August 4, 2018 and $144 million as of the beginning of the period upon adoption of the new standard. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 75 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. The balance of deferred revenue was $281 million as of August 4, 2018 and $320 million as of the beginning of the period upon adoption of the new standard. The Company recognized $159 million as revenue year-to-date in 2018 from amounts recorded as deferred revenue at the beginning of the period. The Company's deferred revenue balance would have been $241 million as of August 4, 2018 under accounting standards in effect prior to the adoption of the new standard. As of August 4, 2018, the Company recorded deferred revenues of

$265 million within Accrued Expenses and Other, and $16 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for the second quarter and year-to-date 2018 and 2017:

	Second Quarter		Year-to-Date
	2018	2017 (a)	2018	2017 (a)
	(in millions)
Victoria’s Secret Stores (b)	$1,365	$1,351	$2,601	$2,597
Victoria’s Secret Direct	360	295	713	582
Total Victoria’s Secret	1,725	1,646	3,314	3,179
Bath & Body Works Stores (b)	824	753	1,473	1,342
Bath & Body Works Direct	140	107	251	197
Total Bath & Body Works	964	860	1,724	1,539
Victoria's Secret and Bath & Body Works International (c)	145	114	281	217
Other (d)	150	135	291	257
Total Net Sales	$2,984	$2,755	$5,610	$5,192
 _______________

(a)	2017 amounts have not been adjusted under the modified retrospective approach.

(b)	Includes company-owned stores in the U.S. and Canada.

(c)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(d)	Includes wholesale revenues from the Company's sourcing function, and La Senza and Henri Bendel store and direct sales.

4. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date 2018 and 2017:

	Second Quarter		Year-to-Date
	2018	2017	2018	2017
	(in millions)
Weighted-average Common Shares:
Issued Shares	283	318	283	317
Treasury Shares	(6)	(31)	(5)	(31)
Basic Shares	277	287	278	286
Effect of Dilutive Options and Restricted Stock	2	2	2	3
Diluted Shares	279	289	280	289
Anti-dilutive Options and Awards (a)	5	4	5	4
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for year-to-date 2018 and 2017:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2018	2017	2018	2017	2018	2017
	(in millions)	(in thousands)		(in millions)
March 2018	$250	4,538	NA	$161	NA	$35.53	NA
September 2017	250	527	NA	25	NA	$46.98	NA
February 2017	250	NA	2,605	NA	$129	NA	$49.58
February 2016	500	NA	51	NA	3	NA	$58.95
Total		5,065	2,656	$186	$132
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
The March 2018 repurchase program had $89 million remaining as of August 4, 2018. Subsequent to August 4, 2018, the Company repurchased an additional 0.3 million shares of common stock for $10 million under this program.
There were $2 million, $2 million and $3 million of share repurchases reflected in Accounts Payable on the August 4, 2018, February 3, 2018 and July 29, 2017 Consolidated Balance Sheets, respectively.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2018 and 2017:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2018
Second Quarter	$0.60	$167
First Quarter	0.60	168
2018 Total	$1.20	$335
2017
Second Quarter	$0.60	$172
First Quarter	0.60	172
2017 Total	$1.20	$344

5. Inventories
The following table provides details of inventories as of August 4, 2018, February 3, 2018 and July 29, 2017:

	August 4, 2018	February 3, 2018	July 29, 2017
	(in millions)
Finished Goods Merchandise	$1,143	$1,121	$973
Raw Materials and Merchandise Components	172	119	145
Total Inventories	$1,315	$1,240	$1,118
Inventories are principally valued at the lower of cost, on a weighted-average cost basis, or net realizable value.

6. Property and Equipment, Net
The following table provides details of property and equipment, net as of August 4, 2018, February 3, 2018 and July 29, 2017:

	August 4, 2018	February 3, 2018	July 29, 2017
	(in millions)
Property and Equipment, at Cost	$6,890	$6,687	$6,478
Accumulated Depreciation and Amortization	(3,941)	(3,794)	(3,637)
Property and Equipment, Net	$2,949	$2,893	$2,841
Depreciation expense was $148 million and $140 million for the second quarter of 2018 and 2017, respectively. Depreciation expense was $296 million and $282 million for year-to-date 2018 and 2017, respectively.

7. Equity Investments
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $78 million as of August 4, 2018, $81 million as of February 3, 2018, and $75 million as of July 29, 2017, are recorded in Other Assets on the Consolidated Balance Sheets.

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

During 2018, the Company received cash distributions of $13 million from certain of its Easton investments. As a result, the Company recognized pre-tax gains totaling $7 million which are included in Other Income (Loss) on the 2018 Consolidated Statements of Income and the return of capital is included within the Investing Activities section of the 2018 Consolidated Statement of Cash Flows.

During 2017, the Company received cash distributions of $27 million from certain of its Easton investments. As a result, the Company recognized pre-tax gains totaling $20 million which are included in Other Income (Loss) on the 2017 Consolidated Statements of Income and the return of capital is included within the Investing Activities section of the 2017 Consolidated Statement of Cash Flows.

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

For the second quarter of 2018, the Company’s effective tax rate was 23.2% compared to 36.0% in the second quarter of 2017. The second quarter 2018 rate was lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters. The second quarter 2017 rate was lower than the Company's combined federal and state statutory rate primarily due to the domestic manufacturing deduction.
For year-to-date 2018, the Company's effective tax rate was 21.7% compared to 30.6% year-to-date 2017. The year-to-date 2018 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The year-to-date 2017 rate was lower than the Company's combined federal and state statutory rate primarily due to the recognition of tax benefits resulting from stock options exercised.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The ultimate impact may differ from provisional amounts, due to changes in interpretations and assumptions the Company has made regarding application of the TCJA as well as additional regulatory guidance that may be issued. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). Through the second quarter of 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended February 3, 2018. The accounting is expected to be completed in the fourth quarter of 2018.
Income taxes paid were $255 million and $305 million for the second quarter of 2018 and 2017, respectively. Income taxes paid were $266 million and $320 million for year-to-date 2018 and 2017, respectively.

9. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of August 4, 2018, February 3, 2018 and July 29, 2017:

	August 4, 2018	February 3, 2018	July 29, 2017
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990	$990
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	951	994	993
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	776	994	993
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	497	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	495	495	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	—	—	497
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	337	398	397
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	272	—	—
Secured Foreign Facilities	80	1	—
Total Senior Debt with Subsidiary Guarantee	$5,092	$5,062	$5,059
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Unsecured Foreign Facilities	40	87	64
Total Senior Debt	$685	$732	$709
Total	$5,777	$5,794	$5,768
Current Debt	(65)	(87)	(64)
Total Long-term Debt, Net of Current Portion	$5,712	$5,707	$5,704
 ________________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of July 29, 2017.

Exchange of Notes
In June 2018, the Company completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC 470, Debt, and no gain or loss was recognized. The exchange premium will be amortized through the maturity date of January 2027 and is included within Long-term Debt on the August 4, 2018 Consolidated Balance Sheet. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”).
Issuance of Notes
In January 2018, the Company issued $500 million of 5.25% notes due in February 2028. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of February 2028 and are included within Long-term Debt on the August 4, 2018 and February 3, 2018 Consolidated Balance Sheets.
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
Secured Revolving Facility
The Company and the Guarantors guarantee and pledge collateral to secure a revolving credit facility ("Revolving Facility"). The Revolving Facility has aggregate availability of $1 billion and expires in May 2022. The Revolving Facility allows the Company and certain of the Company's non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
The Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is the London Interbank Offered Rate (“LIBOR”) plus 1.50% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of August 4, 2018, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of August 4, 2018, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of August 4, 2018 that reduced its remaining availability under the Revolving Facility.
Secured Foreign Facilities
The Company and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities ("Secured Foreign Facilities") used by certain of the Company's Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. For year-to-date 2018, the Company borrowed $79 million under the Secured Foreign Facilities. Borrowings on the Secured Foreign Facilities mature between August 2018 and May 2022. As of August 4, 2018, borrowings of $25 million are included within Current Debt on the Consolidated Balance Sheet and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
The Company guarantees unsecured revolving and term loan bank facilities ("Unsecured Foreign Facilities") used by certain of the Company's Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. For year-to-date 2018, the Company borrowed $10 million and made payments of $57 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2018 was $90 million. Borrowings on the Unsecured Foreign Facilities mature between August 2018 and December 2018. As of August 4, 2018, borrowings of $40 million are included within Current Debt on the Consolidated Balance Sheet.

10. Derivative Financial Instruments
Foreign Exchange Derivative Instruments
The earnings of the Company's wholly owned foreign businesses are subject to exchange rate risk as substantially all their merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian and U.K. businesses. These forward contracts currently have a maximum term of 18 months. Amounts are reclassified from accumulated other comprehensive income upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy on the Consolidated Statements of Income.

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

The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of August 4, 2018.

The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of August 4, 2018, February 3, 2018 and July 29, 2017:

	August 4, 2018	February 3, 2018	July 29, 2017
	(in millions)
Notional Amount	$224	$217	$376

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of August 4, 2018, February 3, 2018 and July 29, 2017:

	August 4, 2018	February 3, 2018	July 29, 2017
	(in millions)
Other Current Assets	$3	$—	$8
Accrued Expenses and Other	1	8	8
Other Long-term Liabilities	—	1	3

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for the second quarter and year-to-date 2018 and 2017:

	Second Quarter		Year-to-Date
	2018	2017	2018	2017
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income	$3	$(28)	$10	$(18)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Costs of Goods Sold, Buying and Occupancy Expense (a)	1	(1)	3	(3)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (Loss) (b)	—	13	—	8
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

The Company estimates that $2 million of net gains included in accumulated other comprehensive income as of August 4, 2018 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

11. Fair Value Measurements
The authoritative guidance included in ASC 820, Fair Value Measurement, establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of August 4, 2018, February 3, 2018 and July 29, 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of August 4, 2018
Assets:
Cash and Cash Equivalents	$843	$—	$—	$843
Marketable Equity Securities	11	—	—	11
Foreign Currency Cash Flow Hedges	—	3	—	3
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1
As of February 3, 2018
Assets:
Cash and Cash Equivalents	$1,515	$—	$—	$1,515
Marketable Equity Securities	17	—	—	17
Liabilities:
Foreign Currency Cash Flow Hedges	—	9	—	9
As of July 29, 2017
Assets:
Cash and Cash Equivalents	$1,360	$—	$—	$1,360
Marketable Equity Securities	6	—	—	6
Interest Rate Fair Value Hedges	—	2	—	2
Foreign Currency Cash Flow Hedges	—	8	—	8
Liabilities:
Foreign Currency Cash Flow Hedges	—	11	—	11

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. The Company's marketable equity securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

In January 2016, the FASB issued ASC 321, Investments - Equity Securities. The standard requires the recognition of changes in the fair value of the Company's marketable equity securities in net income as compared to historical treatment in accumulated other comprehensive income. The Company adopted the standard in the first quarter of 2018. The Company recognized unrealized losses of $6 million related to its marketable equity securities in Other Income (Loss) in the 2018 Consolidated Statements of Income.
The Company’s Level 2 fair value measurements use market approach valuation techniques. The primary inputs to these techniques include benchmark interest rates and foreign currency exchange rates, as applicable to the underlying instruments.
The following table provides a summary of the principal value and estimated fair value of outstanding long-term debt, excluding Foreign Facility borrowings, as of August 4, 2018, February 3, 2018 and July 29, 2017:

	August 4, 2018	February 3, 2018	July 29, 2017
	(in millions)
Principal Value	$5,722	$5,750	$5,750
Fair Value (a)	5,432	5,943	5,929
  _______________

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices which are considered Level 2 inputs in accordance with ASC 820. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Management believes that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.

12. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2018:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Equity Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 3, 2018	$32	$(10)	$2	$24
Amount reclassified to Retained Earnings upon adoption of ASC 321	—	—	(2)	(2)
Balance as of February 4, 2018	32	(10)	—	22
Other Comprehensive Income (Loss) Before Reclassifications	(22)	10	—	(12)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	3	—	3
Tax Effect	—	(1)	—	(1)
Current-period Other Comprehensive Income (Loss)	(22)	12	—	(10)
Balance as of August 4, 2018	$10	$2	$—	$12

The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2017:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Equity Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2017	$9	$3	$—	$12
Other Comprehensive Income (Loss) Before Reclassifications	10	(18)	—	(8)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	5	—	5
Tax Effect	—	2	—	2
Current-period Other Comprehensive Income (Loss)	10	(11)	—	(1)
Balance as of July 29, 2017	$19	$(8)	$—	$11

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income for the second quarter and year-to-date 2018 and 2017:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income				Location on Consolidated Statements of Income
	Second Quarter		Year-to-Date
	2018	2017	2018	2017
	(in millions)
(Gain) Loss on Cash Flow Hedges	$1	$(1)	$3	$(3)	Costs of Goods Sold, Buying and Occupancy
	—	13	—	8	Other Income (Loss)
	—	—	—	—	Provision for Income Taxes
	$1	$12	$3	$5	Net Income

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
Guarantees
In connection with the disposition of a certain business, the Company has remaining guarantees of $8 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to these guarantee obligations as of August 4, 2018, February 3, 2018 or July 29, 2017 as it concluded that payments under these guarantees were not probable.
In connection with noncancelable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $104 million. The Company recorded a liability of $3 million as of August 4, 2018 and February 3, 2018, and a liability of less than $1 million as of July 29, 2017 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

14. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan and a non-qualified supplemental retirement plan for substantially all its associates within the U.S. Participation in the tax-qualified plan is available to associates who meet certain age and service requirements. Participation in the non-qualified plan is available to associates who meet certain age, service, job level and compensation requirements.
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $20 million for the second quarter of 2018 and $16 million for the second quarter of 2017. Total expense recognized related to the qualified plan was $38 million for year-to-date 2018 and $32 million for year-to-date 2017.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors, prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $5 million for the second quarter of 2018 and 2017. Total expense recognized related to the non-qualified plan was $11 million for year-to-date 2018 and $9 million for year-to-date 2017.

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
The Victoria's Secret and Bath & Body Works International segment includes the Victoria's Secret and Bath & Body Works company-owned and partner-operated stores located outside of the U.S. and Canada, as well as the online business in Greater China. This segment includes the following:

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

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, which sells women's intimate apparel online and through company-owned stores located in Canada and the U.S., as well as stores operated by partners under franchise and license arrangements;

•	Henri Bendel, which sells handbags, jewelry and other accessory products online and through company-owned stores; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for the second quarter and year-to-date 2018 and 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2018
Second Quarter:
Net Sales	$1,725	$964	$145	$150	$2,984
Operating Income (Loss)	114	169	(9)	(46)	228
Year-to-Date:
Net Sales	$3,314	$1,724	$281	$291	$5,610
Operating Income (Loss)	197	293	(14)	(93)	383
2017
Second Quarter:
Net Sales	$1,646	$860	$114	$135	$2,755
Operating Income (Loss)	183	156	2	(40)	301
Year-to-Date:
Net Sales	$3,179	$1,539	$217	$257	$5,192
Operating Income (Loss)	342	258	1	(91)	510
The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $400 million and $350 million for the second quarter of 2018 and 2017, respectively. The Company's international net sales across all segments totaled $758 million and $649 million for year-to-date 2018 and 2017, respectively.

16. Subsequent Events
Subsequent to August 4, 2018, the Company repurchased an additional 0.3 million shares of common stock for $10 million under the March 2018 repurchase program.

17. Supplemental Guarantor Financial Information
The Company’s 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes, 2027 Notes, 2028 Notes, 2035 Notes, 2036 Notes, Revolving Facility and Secured Foreign Facilities are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The Company is a holding company, and its most significant assets are the stock of its subsidiaries. The Guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of August 4, 2018, February 3, 2018 and July 29, 2017 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended August 4, 2018 and July 29, 2017.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	August 4, 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$453	$390	$—	$843
Accounts Receivable, Net	—	166	144	—	310
Inventories	—	1,139	176	—	1,315
Other	6	143	98	—	247
Total Current Assets	6	1,901	808	—	2,715
Property and Equipment, Net	—	2,012	937	—	2,949
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,544	19,604	2,205	(26,353)	—
Deferred Income Taxes	—	10	11	—	21
Other Assets	128	14	645	(611)	176
Total Assets	$4,678	$25,270	$4,636	$(26,964)	$7,620
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3	$430	$388	$—	$821
Accrued Expenses and Other	96	539	328	—	963
Current Debt	—	—	65	—	65
Income Taxes	—	—	7	—	7
Total Current Liabilities	99	969	788	—	1,856
Deferred Income Taxes	(2)	(38)	277	—	237
Long-term Debt	5,657	597	55	(597)	5,712
Other Long-term Liabilities	58	796	97	(14)	937
Total Equity (Deficit)	(1,134)	22,946	3,419	(26,353)	(1,122)
Total Liabilities and Equity (Deficit)	$4,678	$25,270	$4,636	$(26,964)	$7,620

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	February 3, 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,164	$351	$—	$1,515
Accounts Receivable, Net	—	186	124	—	310
Inventories	—	1,095	145	—	1,240
Other	—	132	96	—	228
Total Current Assets	—	2,577	716	—	3,293
Property and Equipment, Net	—	1,984	909	—	2,893
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,973	18,298	2,106	(25,377)	—
Deferred Income Taxes	—	10	4	—	14
Other Assets	129	18	654	(611)	190
Total Assets	$5,102	$24,616	$4,419	$(25,988)	$8,149
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2	$349	$366	$—	$717
Accrued Expenses and Other	101	529	399	—	1,029
Current Debt	—	—	87	—	87
Income Taxes	6	174	18	—	198
Total Current Liabilities	109	1,052	870	—	2,031
Deferred Income Taxes	(2)	(46)	286	—	238
Long-term Debt	5,706	597	1	(597)	5,707
Other Long-term Liabilities	64	774	100	(14)	924
Total Equity (Deficit)	(775)	22,239	3,162	(25,377)	(751)
Total Liabilities and Equity (Deficit)	$5,102	$24,616	$4,419	$(25,988)	$8,149

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	July 29, 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,008	$352	$—	$1,360
Accounts Receivable, Net	—	147	98	—	245
Inventories	—	995	123	—	1,118
Other	—	148	86	—	234
Total Current Assets	—	2,298	659	—	2,957
Property and Equipment, Net	—	1,997	844	—	2,841
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,753	17,731	1,834	(24,318)	—
Deferred Income Taxes	—	10	15	—	25
Other Assets	133	29	631	(612)	181
Total Assets	$4,886	$23,794	$4,013	$(24,930)	$7,763
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3	$414	$341	$—	$758
Accrued Expenses and Other	101	452	307	—	860
Current Debt	—	—	64	—	64
Income Taxes	1	18	57	—	76
Total Current Liabilities	105	884	769	—	1,758
Deferred Income Taxes	(3)	(78)	450	—	369
Long-term Debt	5,704	597	—	(597)	5,704
Other Long-term Liabilities	3	764	91	(14)	844
Total Equity (Deficit)	(923)	21,627	2,703	(24,319)	(912)
Total Liabilities and Equity (Deficit)	$4,886	$23,794	$4,013	$(24,930)	$7,763

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,797	$751	$(564)	$2,984
Costs of Goods Sold, Buying and Occupancy	—	(1,835)	(650)	560	(1,925)
Gross Profit	—	962	101	(4)	1,059
General, Administrative and Store Operating Expenses	(2)	(717)	(118)	6	(831)
Operating Income (Loss)	(2)	245	(17)	2	228
Interest Expense	(97)	2	(2)	(1)	(98)
Other Income (Loss)	—	3	(4)	—	(1)
Income (Loss) Before Income Taxes	(99)	250	(23)	1	129
Provision for Income Taxes	—	21	9	—	30
Equity in Earnings (Loss), Net of Tax	198	217	245	(660)	—
Net Income (Loss)	$99	$446	$213	$(659)	$99

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$99	$446	$213	$(659)	$99
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(9)	—	(9)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	3	—	3
Reclassification of Cash Flow Hedges to Earnings	—	—	1	—	1
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(5)	—	(5)
Total Comprehensive Income (Loss)	$99	$446	$208	$(659)	$94

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$5,263	$1,590	$(1,243)	$5,610
Costs of Goods Sold, Buying and Occupancy	—	(3,457)	(1,319)	1,169	(3,607)
Gross Profit	—	1,806	271	(74)	2,003
General, Administrative and Store Operating Expenses	(6)	(1,443)	(227)	56	(1,620)
Operating Income (Loss)	(6)	363	44	(18)	383
Interest Expense	(194)	(18)	(5)	21	(196)
Other Income (Loss)	—	7	(6)	—	1
Income (Loss) Before Income Taxes	(200)	352	33	3	188
Provision (Benefit) for Income Taxes	(2)	34	9	—	41
Equity in Earnings (Loss), Net of Tax	345	432	397	(1,174)	—
Net Income (Loss)	$147	$750	$421	$(1,171)	$147

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$147	$750	$421	$(1,171)	$147
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(22)	—	(22)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	9	—	9
Reclassification of Cash Flow Hedges to Earnings	—	—	3	—	3
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(10)	—	(10)
Total Comprehensive Income (Loss)	$147	$750	$411	$(1,171)	$137

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(219)	$471	$(40)	$—	$212
Investing Activities:
Capital Expenditures	—	(213)	(132)	—	(345)
Return of Capital from Easton Investments	—	—	13	—	13
Net Investments in Consolidated Affiliates	—	—	(11)	11	—
Other Investing Activities	—	—	2	—	2
Net Cash Provided by (Used for) Investing Activities	—	(213)	(128)	11	(330)
Financing Activities:
Payment of Long-term Debt	(52)	—	—	—	(52)
Borrowings from Foreign Facilities	—	—	89	—	89
Repayments of Foreign Facilities	—	—	(57)	—	(57)
Dividends Paid	(335)	—	—	—	(335)
Repurchases of Common Stock	(186)	—	—	—	(186)
Tax Payments related to Share-based Awards	(12)	—	—	—	(12)
Proceeds from Exercise of Stock Options	1	—	—	—	1
Financing Costs and Other	(2)	—	—	—	(2)
Net Financing Activities and Advances to/from Consolidated Affiliates	805	(969)	175	(11)	—
Net Cash Provided by (Used for) Financing Activities	219	(969)	207	(11)	(554)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	—	(711)	39	—	(672)
Cash and Cash Equivalents, Beginning of Period	—	1,164	351	—	1,515
Cash and Cash Equivalents, End of Period	$—	$453	$390	$—	$843

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(196)	$349	$68	$—	$221
Investing Activities:
Capital Expenditures	—	(301)	(71)	—	(372)
Return of Capital from Easton Investments	—	—	27	—	27
Other Investing Activities	—	—	(5)	—	(5)
Net Cash Used for Investing Activities	—	(301)	(49)	—	(350)
Financing Activities:
Borrowings from Foreign Facilities	—	—	36	—	36
Repayments of Foreign Facilities	—	—	(8)	—	(8)
Dividends Paid	(344)	—	—	—	(344)
Repurchases of Common Stock	(132)	—	—	—	(132)
Tax Payments related to Share-based Awards	(30)	—	—	—	(30)
Proceeds from Exercise of Stock Options	37	—	—	—	37
Financing Costs and Other	(5)	(3)	—	—	(8)
Net Financing Activities and Advances to/from Consolidated Affiliates	670	(599)	(71)	—	—
Net Cash Provided by (Used for) Financing Activities	196	(602)	(43)	—	(449)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	4	—	4
Net Decrease in Cash and Cash Equivalents	—	(554)	(20)	—	(574)
Cash and Cash Equivalents, Beginning of Period	—	1,562	372	—	1,934
Cash and Cash Equivalents, End of Period	$—	$1,008	$352	$—	$1,360

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of L Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets of L Brands, Inc. (the Company) as of August 4, 2018 and July 29, 2017, and the related consolidated statements of income and comprehensive income for the thirteen and twenty-six-week periods ended August 4, 2018 and July 29, 2017, and the consolidated statements of cash flows for the twenty-six-week periods ended August 4, 2018 and July 29, 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
September 7, 2018

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
Executive Overview
In the second quarter of 2018, our operating income decreased $73 million, or 24%, to $228 million, and our operating income rate decreased to 7.6% from 10.9%. Net sales increased $229 million to $2.984 billion, comparable sales increased 3% and comparable store sales decreased 1%. At Victoria's Secret, net sales increased 5%, and operating income decreased 38%. At Bath & Body Works, net sales increased 12%, and operating income increased 8%. At Victoria's Secret and Bath & Body Works International, net sales increased 28%, and operating income decreased by $11 million. For additional information related to our second quarter 2018 financial performance, see “Results of Operations.”
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

Company-Owned Store Data
The following table compares the second quarter of 2018 company-owned store data to the second quarter of 2017 and year-to-date 2018 store data to year-to-date 2017:

	Second Quarter			Year-to-Date
	2018	2017	% Change	2018	2017	% Change
Sales per Average Selling Square Foot (a)
Victoria’s Secret U.S.	$177	$179	(1)%	$340	$347	(2)%
Bath & Body Works U.S.	190	179	6%	340	318	7%
Sales per Average Store (in thousands) (a)
Victoria’s Secret U.S.	$1,139	$1,143	—%	$2,184	$2,207	(1)%
Bath & Body Works U.S.	486	444	9%	866	790	10%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,449	6,389	1%
Bath & Body Works U.S.	2,559	2,504	2%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,223	7,206	—%
Bath & Body Works U.S.	4,096	3,996	3%
 _______________

(a)	Calculated on a fiscal basis as opposed to a comparable calendar period.

The following table represents company-owned store data for year-to-date 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	August 4, 2018
Victoria’s Secret U.S.	1,124	1	(5)	1,120
Victoria’s Secret Canada	46	—	(1)	45
Total Victoria's Secret	1,170	1	(6)	1,165
Bath & Body Works U.S.	1,592	22	(13)	1,601
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,694	22	(13)	1,703
Victoria's Secret U.K. / Ireland	24	—	—	24
Victoria's Secret Beauty and Accessories China	29	—	(1)	28
Victoria's Secret China	7	3	—	10
Total Victoria's Secret and Bath & Body Works International	60	3	(1)	62
Henri Bendel	27	—	(4)	23
La Senza Canada	119	—	(1)	118
La Senza U.S.	5	—	—	5
Total L Brands Stores	3,075	26	(25)	3,076

The following table represents company-owned store data for year-to-date 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	July 29, 2017
Victoria’s Secret U.S.	1,131	4	(7)	1,128
Victoria’s Secret Canada	46	2	(2)	46
Total Victoria's Secret	1,177	6	(9)	1,174
Bath & Body Works U.S.	1,591	17	(12)	1,596
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,693	17	(12)	1,698
Victoria's Secret U.K.	18	1	—	19
Victoria's Secret Beauty and Accessories China	31	—	(1)	30
Victoria's Secret China	—	2	—	2
Total Victoria's Secret and Bath & Body Works International	49	3	(1)	51
Henri Bendel	29	—	—	29
La Senza Canada	122	1	(2)	121
La Senza U.S.	4	—	—	4
Total L Brands Stores	3,074	27	(24)	3,077

Noncompany-Owned Store Data
The following table represents noncompany-owned store data for year-to-date 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	August 4, 2018
Victoria’s Secret Beauty & Accessories	397	23	(12)	408
Victoria's Secret	37	8	—	45
Bath & Body Works	185	22	(3)	204
La Senza	194	—	(7)	187
Total	813	53	(22)	844
The following table represents noncompany-owned store data for year-to-date 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	July 29, 2017
Victoria’s Secret Beauty & Accessories	391	18	(18)	391
Victoria's Secret	28	4	—	32
Bath & Body Works	159	15	(1)	173
La Senza	203	4	(9)	198
Total	781	41	(28)	794

Results of Operations
Second Quarter of 2018 Compared to Second Quarter of 2017
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the second quarter of 2018 in comparison to the second quarter of 2017:

			Operating Income Rate
	2018	2017	2018	2017
Second Quarter	(in millions)
Victoria’s Secret	$114	$183	6.6%	11.1%
Bath & Body Works	169	156	17.5%	18.2%
Victoria’s Secret and Bath & Body Works International	(9)	2	(6.5)%	1.5%
Other (a)	(46)	(40)	(30.3)%	(29.9)%
Total Operating Income	$228	$301	7.6%	10.9%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the second quarter of 2018, operating income decreased $73 million, or 24%, to $228 million, and the operating income rate decreased to 7.6% from 10.9%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2018 in comparison to the second quarter of 2017:

	2018	2017	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,365	$1,351	1%
Victoria’s Secret Direct	360	295	22%
Total Victoria’s Secret	1,725	1,646	5%
Bath & Body Works Stores (a)	824	753	9%
Bath & Body Works Direct	140	107	30%
Total Bath & Body Works	964	860	12%
Victoria’s Secret and Bath & Body Works International	145	114	28%
Other (b)	150	135	12%
Total Net Sales	$2,984	$2,755	8%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza and Henri Bendel.

The following table provides a reconciliation of net sales for the second quarter of 2018 to the second quarter of 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Second Quarter	(in millions)
2017 Net Sales	$1,646	$860	$114	$135	$2,755
Comparable Store Sales	(63)	50	(8)	(1)	(22)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	42	21	22	(1)	84
Foreign Currency Translation	1	1	2	1	5
Direct Channels	51	32	8	1	92
Private Label Credit Card	48	—	—	—	48
International Wholesale, Royalty and Other	—	—	7	15	22
2018 Net Sales	$1,725	$964	$145	$150	$2,984

The following table compares the second quarter of 2018 comparable sales to the second quarter of 2017:

Second Quarter	2018	2017
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(1)%	(14)%
Bath & Body Works (b)	10%	6%
Total Comparable Sales	3%	(8)%

Comparable Store Sales (a)
Victoria’s Secret (b)	(5)%	(11)%
Bath & Body Works (b)	7%	4%
Total Comparable Store Sales	(1)%	(6)%
________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria's Secret
For the second quarter of 2018, net sales increased $79 million to $1.725 billion, comparable sales decreased 1%, and comparable store sales decreased 5%. Net sales increased primarily due to increases in beauty, sleep and panties, driven by the merchandise assortment, and in constructed bras as we continue to focus on that core business. These results were partially offset by declines in unconstructed and sport bras, due to merchandise performance and category resets, and in PINK, driven by the exit of swim and declines in both lingerie and loungewear. Additionally, net sales increased as a result of the change in presentation for income received from our Victoria's Secret private label credit card arrangement.
The decrease in comparable store sales was driven by lower average unit retail and reduced traffic.
Bath & Body Works
For the second quarter of 2018, net sales increased $104 million to $964 million, comparable sales increased 10%, and comparable store sales increased 7%. Net sales increased in most categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.

The increase in comparable store sales was driven by higher average dollar sales and conversion.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2018, net sales increased $31 million to $145 million primarily related to new company-owned Victoria's Secret stores, direct channel growth in Greater China and additional stores opened by our partners. These increases were partially offset by a decline in Victoria's Secret U.K. sales.
Other
For the second quarter of 2018, net sales increased $15 million to $150 million primarily due to an increase in wholesale sales to our international partners.
Gross Profit
For the second quarter of 2018, our gross profit increased $31 million to $1.059 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.5% from 37.3%, primarily driven by the following:
Victoria's Secret
For the second quarter of 2018, the gross profit decrease was driven by lower merchandise margin dollars as a result of increased promotional activity to drive traffic and clear inventory, and higher occupancy expenses, due to distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotional activity.
Bath & Body Works
For the second quarter of 2018, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate and distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate decrease was driven by channel mix and higher distribution and fulfillment expenses.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2018, the gross profit increase was driven by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners, partially offset by higher occupancy expenses due to investments in store real estate in Greater China and the U.K.
The gross profit rate decrease was primarily driven by an increase in occupancy expenses due to the investments in store real estate and a decline in the merchandise margin rate at Victoria's Secret U.K. due to increased promotional activity.
General, Administrative and Store Operating Expenses
For the second quarter of 2018, our general, administrative and store operating expenses increased $104 million to $831 million primarily driven by the change in presentation for income received from our Victoria's Secret private label credit card arrangement, incremental wage investments, higher selling expenses related to higher sales volumes at Bath & Body Works and new company-owned stores in Greater China.
The general, administrative and store operating expense rate increased to 27.8% from 26.4% due to the presentation change for income received from our Victoria's Secret private label credit card and increased wage investments.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2018 and 2017:

Second Quarter	2018	2017
Average daily borrowings (in millions)	$5,846	$5,804
Average borrowing rate (in percentages)	6.8%	7.0%
For the second quarter of 2018, our interest expense decreased $3 million to $98 million due to a lower average borrowing rate partially offset by higher average daily borrowings.
Other Income (Loss)
For the second quarter of 2018, our other income (loss) decreased $18 million to a loss of $1 million primarily due to the negative impacts of foreign currency, unrealized losses on our marketable equity securities and fewer distributions received from our Easton investments.

Provision for Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The TCJA reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
For the second quarter of 2018, our effective tax rate was 23.2% compared to 36.0% in the second quarter of 2017. The second quarter 2018 rate was lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters. The second quarter 2017 rate was lower than the Company's combined federal and state statutory rate primarily due to the domestic manufacturing deduction.

Year-to-Date 2018 Compared to Year-to-Date 2017
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for year-to-date 2018 in comparison to year-to-date 2017:

			Operating Income Rate
	2018	2017	2018	2017
Year-to-Date	(in millions)
Victoria’s Secret	$197	$342	6.0%	10.8%
Bath & Body Works	293	258	17.0%	16.8%
Victoria’s Secret and Bath & Body Works International	(14)	1	(5.1)%	0.5%
Other (a)	(93)	(91)	(31.9)%	(35.5)%
Total Operating Income	$383	$510	6.8%	9.8%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For year-to-date 2018, operating income decreased $127 million, or 25%, to $383 million, and the operating income rate decreased to 6.8% from 9.8%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2018 in comparison to year-to-date 2017:

	2018	2017	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$2,601	$2,597	—%
Victoria’s Secret Direct	713	582	23%
Total Victoria’s Secret	3,314	3,179	4%
Bath & Body Works Stores (a)	1,473	1,342	10%
Bath & Body Works Direct	251	197	28%
Total Bath & Body Works	1,724	1,539	12%
Victoria’s Secret and Bath & Body Works International	281	217	29%
Other (b)	291	257	13%
Total Net Sales	$5,610	$5,192	8%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for year-to-date 2018 to year-to-date 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2017 Net Sales	$3,179	$1,539	$217	$257	$5,192
Comparable Store Sales	(118)	79	(19)	(2)	(60)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	67	50	42	(1)	158
Foreign Currency Translation	3	2	7	2	14
Direct Channels	110	54	17	4	185
Private Label Credit Card	73	—	—	—	73
International Wholesale, Royalty and Other	—	—	17	31	48
2018 Net Sales	$3,314	$1,724	$281	$291	$5,610
The following table compares year-to-date 2018 comparable sales to year-to-date 2017:

Year-to-Date	2018	2017
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	—%	(14)%
Bath & Body Works (b)	9%	4%
Total Comparable Sales	3%	(9)%

Comparable Store Sales (a)
Victoria’s Secret (b)	(5)%	(11)%
Bath & Body Works (b)	6%	2%
Total Comparable Store Sales	(2)%	7%
________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria's Secret
For year-to-date 2018, net sales increased $135 million to $3.314 billion, comparable sales were flat, and comparable store sales decreased 5%. Net sales increased primarily due to increases in beauty, sleep and panties, driven by the merchandise assortment, and in constructed bras as we continue to focus on that core business. These results were partially offset by declines in unconstructed and sport bras, due to merchandise performance and category resets, and in PINK, driven by the exit of swim and declines in both lingerie and loungewear. Additionally, net sales increased as a result of the change in presentation for income received from our Victoria's Secret private label credit card arrangement.
The decrease in comparable store sales was driven by lower average unit retail and reduced traffic.
Bath & Body Works
For year-to-date 2018, net sales increased $185 million to $1.724 billion, comparable sales increased 9%, and comparable store sales increased 6%. Net sales increased in most categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.

The increase in comparable store sales was driven by higher average dollar sales and conversion.
Victoria's Secret and Bath & Body Works International
For year-to-date 2018, net sales increased $64 million to $281 million primarily related to new company-owned Victoria's Secret stores, direct channel growth in Greater China and additional stores opened by our partners. These increases were partially offset by a decline in Victoria's Secret U.K. sales.
Other
For year-to-date 2018, net sales increased $34 million to $291 million primarily due to an increase in wholesale sales to our international partners.
Gross Profit
For year-to-date 2018, our gross profit increased $72 million to $2.003 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.7% from 37.2%, primarily driven by the following:
Victoria's Secret
For year-to-date 2018, the gross profit decrease was driven by lower merchandise margin dollars as a result of increased promotional activity to drive traffic and attract new customers, and higher occupancy expenses, due to distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotional activity.
Bath & Body Works
For year-to-date 2018, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate and distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate increase was driven by buying and occupancy leverage on higher net sales.
Victoria's Secret and Bath & Body Works International
For year-to-date 2018, the gross profit increase was driven by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners, partially offset by higher occupancy expenses due to investments in store real estate in Greater China and the U.K.
The gross profit rate decrease was primarily driven by an increase in occupancy expenses due to the investments in store real estate.
General, Administrative and Store Operating Expenses
For year-to-date 2018, our general, administrative and store operating expenses increased $199 million to $1.620 billion driven by the change in presentation for income received from our Victoria's Secret private label credit card arrangement, incremental wage investments, higher selling expenses related to higher sales volumes at Bath & Body Works and higher selling expenses related to new company-owned stores in Greater China.
The general, administrative and store operating expense rate increased to 28.9% from 27.4% due to the presentation change for income received from our Victoria's Secret private label credit card and increased wage investments.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2018 and 2017:

Year-to-Date	2018	2017
Average daily borrowings (in millions)	$5,845	$5,797
Average borrowing rate (in percentages)	6.6%	7.0%
For year-to-date 2018, our interest expense decreased $5 million to $196 million due to a lower average borrowing rate partially offset by higher average daily borrowings.
Other Income (Loss)
For year-to-date 2018, our other income (loss) decreased $26 million to $1 million primarily due to fewer distributions received from our Easton investments, the negative impacts of foreign currency and unrealized losses on marketable equity securities.

Provision for Income Taxes
On December 22, 2017, the TCJA was enacted into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The TCJA reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
For year-to-date 2018, our effective tax rate was 21.7% compared to 30.6% year-to-date 2017. The year-to-date 2018 rate was lower than our combined federal and state statutory rate primarily due to the resolution of certain tax matters. The year-to-date 2017 rate was lower than our combined federal and state statutory rate primarily due to the recognition of tax benefits resulting from stock options exercised.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. The majority of our cash and cash equivalents are held by domestic subsidiaries. Our cash and cash equivalents held by foreign subsidiaries were $388 million as of August 4, 2018.
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During year-to-date 2018, we paid $335 million in regular dividends and repurchased $186 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs.

The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of August 4, 2018, February 3, 2018 and July 29, 2017:

	August 4, 2018	February 3, 2018	July 29, 2017
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990	$990
$1 billion, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	951	994	993
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	776	994	993
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	497	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	495	495	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”)(a)	—	—	497
$400 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	337	398	397
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	272	—	—
Secured Foreign Facilities	80	1	—
Total Senior Debt with Subsidiary Guarantee	$5,092	$5,062	$5,059
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Unsecured Foreign Facilities	40	87	64
Total Senior Debt	$685	$732	$709
Total	$5,777	$5,794	$5,768
Current Debt	(65)	(87)	(64)
Total Long-term Debt, Net of Current Portion	$5,712	$5,707	$5,704
 _______________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $2 million as of July 29, 2017.

Exchange of Notes
In June 2018, we completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC 470 and no gain or loss was recognized. The exchange premium will be amortized through the maturity date of January 2027 and is included within Long-term Debt on the August 4, 2018 Consolidated Balance Sheet. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (the “Guarantors”).
Issuance of Notes
In January 2018, we issued $500 million of 5.25% notes due in February 2028. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of February 2028 and are included within Long-term Debt on the August 4, 2018 and February 3, 2018 Consolidated Balance Sheets.
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

Secured Revolving Facility
We and the Guarantors guarantee and pledge collateral to secure a revolving credit facility. The Revolving Facility has aggregate availability of  $1 billion and expires in May 2022. The Revolving Facility allows us and certain of our non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
The Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is LIBOR plus 1.50% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of August 4, 2018, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of August 4, 2018, there were no borrowings outstanding under the Revolving Facility.
The Revolving Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of August 4, 2018 that reduced our remaining availability under the Revolving Facility.
Secured Foreign Facilities
We and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. For year-to-date 2018, we borrowed $79 million under the Secured Foreign Facilities. Borrowings on the Secured Foreign Facilities mature between August 2018 and May 2022. As of August 4, 2018, borrowings of $25 million are included within Current Debt on the Consolidated Balance Sheet and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
We guarantee unsecured revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. For year-to-date 2018, we borrowed $10 million and made payments of $57 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2018 was $90 million. Borrowings on the Unsecured Foreign Facilities mature between August 2018 and December 2018. As of August 4, 2018, borrowings of $40 million are included within Current Debt on the Consolidated Balance Sheet.

Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of August 4, 2018, February 3, 2018 and July 29, 2017:

	August 4, 2018	February 3, 2018	July 29, 2017
	(in millions)
Net Cash Provided by Operating Activities (a)	$212	$1,406	$221
Capital Expenditures (a)	345	707	372
Working Capital	859	1,262	1,199
Capitalization:
Long-term Debt	5,712	5,707	5,704
Shareholders’ Equity (Deficit)	(1,124)	(753)	(914)
Total Capitalization	$4,588	$4,954	$4,790
Remaining Amounts Available Under Credit Agreements (b)	$991	$991	$992
 _______________

(a)	The February 3, 2018 amounts represent a fifty-three week-period, and the August 4, 2018 and July 29, 2017 amounts represent twenty-six-week periods.

(b)
Letters of credit issued reduce our remaining availability under the Revolving Facility. We had outstanding letters of credit that reduce our remaining availability under the Revolving Facility of $9 million as of August 4, 2018 and February 3, 2018, and $8 million as of July 29, 2017.

Credit Ratings
Our borrowing costs under our Revolving Facility and Secured Foreign Facilities are linked to our credit ratings. If we receive an upgrade or downgrade to our corporate credit ratings, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Revolving Facility and Secured Foreign Facilities by the Guarantors and the security interests granted in our and the Guarantors’ collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Revolving Facility and Secured Foreign Facilities on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.
The following table provides our credit ratings as of August 4, 2018:

	Moody’s	S&P	Fitch
Corporate	Ba1	BB+	BB+
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB+	BB+
Senior Unsecured Debt	Ba2	BB-	BB
Outlook	Stable	Stable	Negative

Subsequent to August 4, 2018, S&P downgraded our Corporate rating to BB, our Senior Unsecured Debt with Subsidiary Guarantee rating to BB and our Senior Unsecured Debt rating to B+, and also updated our Outlook to Negative. Additionally, for commercial reasons, Fitch withdrew our ratings on August 29, 2018. In conjunction with the withdrawal, Fitch issued final ratings that downgraded our Corporate rating to BB, our Senior Unsecured Debt with Subsidiary Guarantee rating to BB and our Senior Unsecured Debt rating to BB-.

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
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for year-to-date 2018 and 2017:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2018	2017	2018	2017	2018	2017
	(in millions)	(in thousands)		(in millions)
March 2018	$250	4,538	NA	$161	NA	$35.53	NA
September 2017	250	527	NA	25	NA	$46.98	NA
February 2017	250	NA	2,605	NA	$129	NA	$49.58
February 2016	500	NA	51	NA	3	NA	$58.95
Total		5,065	2,656	$186	$132
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
The March 2018 repurchase program had $89 million remaining as of August 4, 2018. Subsequent to August 4, 2018, we repurchased an additional 0.3 million shares of common stock for $10 million under this program.
There were $2 million, $2 million and $3 million of share repurchases reflected in Accounts Payable on the August 4, 2018, February 3, 2018 and July 29, 2017 Consolidated Balance Sheets, respectively.

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
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2018 and 2017:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2018
Second Quarter	$0.60	$167
First Quarter	0.60	168
2018 Total	$1.20	$335
2017
Second Quarter	$0.60	$172
First Quarter	0.60	172
2017 Total	$1.20	$344

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2018 and 2017:

	Year-to-Date
	2018	2017
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,515	$1,934
Net Cash Flows Provided by Operating Activities	212	221
Net Cash Flows Used for Investing Activities	(330)	(350)
Net Cash Flows Used for Financing Activities	(554)	(449)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	4
Net Decrease in Cash and Cash Equivalents	(672)	(574)
Cash and Cash Equivalents, End of Period	$843	$1,360
Operating Activities
Net cash provided by operating activities in 2018 was $212 million, including net income of $147 million. Net income included depreciation of $296 million and share-based compensation expense of $50 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Income Taxes Payable and Inventories, and the changes in Other Assets and Liabilities.
Net cash provided by operating activities in 2017 was $221 million, including net income of $233 million. Net income included depreciation of $282 million and share-based compensation expense of $50 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Income Taxes Payable and Inventories, and the changes in Accounts Payable, Accrued Expenses and Other, Accounts Receivable and Other Assets and Liabilities.
Investing Activities
Net cash used for investing activities in 2018 was $330 million consisting primarily of capital expenditures of $345 million partially offset by a $13 million return of capital from certain of our Easton investments. The capital expenditures included $276 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
Financing Activities
Net cash used for financing activities in 2018 was $554 million consisting primarily of quarterly dividend payments of $1.20 per share, or $335 million, payments for repurchases of common stock of $186 million, payment of long-term debt related to our exchange of notes of $52 million and tax payments related to share-based awards of $12 million, partially offset by $32 million of net new borrowings under our Foreign Facilities.
Net cash used for financing activities in 2017 was $449 million consisting primarily of quarterly dividend payments of $1.20 per share, or $344 million, payments for repurchases of common stock of $132 million and tax payments related to share-based awards of $30 million, partially offset by proceeds from the exercise of stock options of $37 million and $28 million of net new borrowings under our Foreign Facilities.
Contingent Liabilities and Contractual Obligations
In connection with the disposition of a certain business, we have remaining guarantees of $8 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to these guarantee obligations as of August 4, 2018, February 3, 2018 or July 29, 2017 as we concluded that payments under these guarantees were not probable.
In connection with noncancelable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $104 million. We recorded a liability of

$3 million as of August 4, 2018 and February 3, 2018, and a liability of less than $1 million as of July 29, 2017 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 3, 2018, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2017 Annual Report on Form 10-K, other than the exchange of certain of our 2020 Notes, 2021 Notes and 2022 Notes for newly issued 2027 Notes. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

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

We adopted the standard in the first quarter of 2018 under the modified retrospective approach. Under the standard, income from the Victoria's Secret private label credit card arrangement, which was historically presented as a reduction to General, Administrative and Store Operating Expenses, is presented as revenue. Further, historical accounting related to loyalty points earned under the Victoria's Secret customer loyalty program changed as we now defer revenue associated with customer loyalty points until the points are redeemed using a relative stand-alone selling price method. The standard also changed accounting for sales returns which requires balance sheet presentation on a gross basis.

In the first quarter of 2018, we recorded a cumulative catch-up adjustment resulting in a reduction to opening retained earnings, net of tax, of $28 million. The cumulative adjustment primarily related to the deferral of revenue related to outstanding points, net of estimated forfeitures, under our Victoria's Secret customer loyalty program. In addition, Net Sales and General, Administrative and Store Operating Expenses both increased $48 million and $73 million in the second quarter and year-to-date 2018 Consolidated Statements of Income, respectively. Further, gross presentation of our sales return reserve resulted in a $4 million increase in Other Current Assets and Accrued Expenses and Other on the August 4, 2018 Consolidated Balance Sheet.
Fair Value of Financial Instruments
In January 2016, the FASB issued ASC 321, Investments - Equity Securities, which addresses certain aspects of the recognition, measurement, presentation and disclosure of financial instruments. The standard requires the recognition of changes in the fair value of marketable equity securities in net income as compared to historical treatment in accumulated other comprehensive income on the balance sheet. We adopted the standard in the first quarter of 2018 and recorded an increase to opening retained earnings, net of tax, of $2 million.
Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to account for most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. In July 2018, the FASB approved an amendment to the standard that provides companies a transition option that would not require earlier periods to be restated upon adoption. The standard is effective beginning in fiscal 2019, with early adoption permitted.

We are currently evaluating the impacts that this standard will have on our Consolidated Statements of Income and Comprehensive Income, Balance Sheets and Statements of Cash Flows. We currently expect that most of our operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption of the standard. Thus, we expect adoption will result in a material increase to the assets and liabilities on our Consolidated Balance Sheet. We will adopt the standard in the first quarter of 2019 and apply the standard prospectively as of the adoption date.

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
Foreign Exchange Rate Risk
We have operations in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar, British pound, Chinese yuan, Hong Kong dollar and Euro denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada, the U.K., Ireland and Greater China is sourced through U.S. dollar transactions. Although we utilize foreign currency forward contracts to partially offset risks associated with Canadian dollar and British pound denominated earnings, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.
Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Typically, our investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.

Excluding our Foreign Facilities, all our long-term debt as of August 4, 2018, has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of August 4, 2018, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and fair value of outstanding long-term debt, excluding Foreign Facility borrowings and swap arrangements, as of August 4, 2018, February 3, 2018 and July 29, 2017:

	August 4, 2018	February 3, 2018	July 29, 2017
	(in millions)
Long-term Debt:
Principal Value	$5,722	$5,750	$5,750
Fair Value, Estimated (a)	5,432	5,943	5,929
Foreign Currency Cash Flow Hedges (b)	(2)	9	3
Interest Rate Fair Value Hedges (b)	—	—	(2)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in a net liability (asset) position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2018	1,217	$34.09	1,120	$154,067
June 2018	1,233	36.66	1,231	108,928
July 2018	626	32.49	624	88,669
Total	3,076		2,975
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
Date: September 7, 2018

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.