Form 10-Q
period 2018-11-03
L Brands, Inc.
filed 2018-12-04
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 3, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.50 Par Value	Outstanding at November 30, 2018
275,124,993 Shares

L BRANDS, INC.

Page No.
Part I. Financial Information

Item 1. Financial Statements *

Consolidated Statements of Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended November 3, 2018 and October 28, 2017 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended November 3, 2018 and October 28, 2017 (Unaudited)	3

Consolidated Balance Sheets as of November 3, 2018 (Unaudited), February 3, 2018 and October 28, 2017 (Unaudited)	4

Consolidated Statements of Cash Flows for the Thirty-Nine-Weeks Ended November 3, 2018 and October 28, 2017 (Unaudited)	5

Notes to Consolidated Financial Statements (Unaudited)	6

Report of Independent Registered Public Accounting Firm	30

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995	31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	49

Item 4. Controls and Procedures	51

Part II. Other Information	52

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	52

Item 4. Mine Safety Disclosures	52

Item 5. Other Information	52

Item 6. Exhibits	53

Signature	54

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2018” and “third quarter of 2017” refer to the thirteen-week periods ended November 3, 2018 and October 28, 2017, respectively. "Year-to-date 2018" and "year-to-date 2017" refer to the thirty-nine-week periods ending November 3, 2018 and October 28, 2017, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2018	2017	2018	2017
Net Sales	$2,775	$2,618	$8,385	$7,809
Costs of Goods Sold, Buying and Occupancy	(1,847)	(1,629)	(5,454)	(4,890)
Gross Profit	928	989	2,931	2,919
General, Administrative and Store Operating Expenses	(874)	(757)	(2,494)	(2,177)
Operating Income	54	232	437	742
Interest Expense	(96)	(99)	(292)	(300)
Other Income	1	2	1	28
Income (Loss) Before Income Taxes	(41)	135	146	470
Provision for Income Taxes	2	49	42	151
Net Income (Loss)	$(43)	$86	$104	$319
Net Income (Loss) Per Basic Share	$(0.16)	$0.30	$0.37	$1.12
Net Income (Loss) Per Diluted Share	$(0.16)	$0.30	$0.37	$1.11
Dividends Per Share	$0.60	$0.60	$1.80	$1.80

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2018	2017	2018	2017
Net Income (Loss)	$(43)	$86	$104	$319
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(2)	(2)	(24)	8
Unrealized Gain (Loss) on Cash Flow Hedges	1	10	10	(7)
Reclassification of Cash Flow Hedges to Earnings	—	(4)	3	1
Unrealized Gain on Marketable Securities	—	—	—	1
Total Other Comprehensive Income (Loss), Net of Tax	(1)	4	(11)	3
Total Comprehensive Income (Loss)	$(44)	$90	$93	$322

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	November 3, 2018	February 3, 2018	October 28, 2017
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$348	$1,515	$735
Accounts Receivable, Net	321	310	285
Inventories	1,963	1,240	1,715
Other	301	228	195
Total Current Assets	2,933	3,293	2,930
Property and Equipment, Net	2,934	2,893	2,920
Goodwill	1,348	1,348	1,348
Trade Names	411	411	411
Deferred Income Taxes	20	14	23
Other Assets	183	190	184
Total Assets	$7,829	$8,149	$7,816
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,060	$717	$1,037
Accrued Expenses and Other	1,018	1,029	896
Current Debt	56	87	80
Income Taxes	8	198	6
Total Current Liabilities	2,142	2,031	2,019
Deferred Income Taxes	234	238	367
Long-term Debt	5,814	5,707	5,705
Other Long-term Liabilities	951	924	844
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 283, 283 and 318 shares issued; 275, 280 and 282 shares outstanding, respectively	142	141	159
Paid-in Capital	747	678	732
Accumulated Other Comprehensive Income	11	24	15
Retained Earnings (Deficit)	(1,856)	(1,434)	8
Less: Treasury Stock, at Average Cost; 8, 3 and 36 shares, respectively	(358)	(162)	(2,035)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,314)	(753)	(1,121)
Noncontrolling Interest	2	2	2
Total Equity (Deficit)	(1,312)	(751)	(1,119)
Total Liabilities and Equity (Deficit)	$7,829	$8,149	$7,816

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2018	2017
Operating Activities:
Net Income	$104	$319
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	444	426
Amortization of Landlord Allowances	(32)	(35)
Long-lived Store Asset Impairment Charges	81	—
Share-based Compensation Expense	75	74
Deferred Income Taxes	(3)	11
Gains on Distributions from Easton Investments	(7)	(20)
Unrealized Losses on Marketable Equity Securities	8	—
Changes in Assets and Liabilities:
Accounts Receivable	(8)	9
Inventories	(731)	(616)
Accounts Payable, Accrued Expenses and Other	300	247
Income Taxes Payable	(260)	(307)
Other Assets and Liabilities	42	30
Net Cash Provided by Operating Activities	13	138
Investing Activities:
Capital Expenditures	(561)	(599)
Return of Capital from Easton Investments	15	27
Other Investing Activities	8	(9)
Net Cash Used for Investing Activities	(538)	(581)
Financing Activities:
Payment of Long-term Debt	(52)	—
Borrowing from Secured Revolving Facility	85	—
Borrowings from Foreign Facilities	110	67
Repayments of Foreign Facilities	(71)	(23)
Dividends Paid	(500)	(516)
Repurchases of Common Stock	(198)	(283)
Tax Payments related to Share-based Awards	(13)	(31)
Proceeds from Exercise of Stock Options	1	37
Financing Costs and Other	(5)	(9)
Net Cash Used for Financing Activities	(643)	(758)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	2
Net Decrease in Cash and Cash Equivalents	(1,167)	(1,199)
Cash and Cash Equivalents, Beginning of Period	1,515	1,934
Cash and Cash Equivalents, End of Period	$348	$735

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2018” and “third quarter of 2017” refer to the thirteen-week periods ended November 3, 2018 and October 28, 2017, respectively. “Year-to-date 2018” and “year-to-date 2017” refer to the thirty-nine-week periods ending November 3, 2018 and October 28, 2017, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income in the Consolidated Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended November 3, 2018 and October 28, 2017 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2017 Annual Report on Form 10-K.
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

In the first quarter of 2018, the Company recorded a cumulative catch-up adjustment resulting in a reduction to opening retained earnings, net of tax, of $28 million. The cumulative adjustment primarily related to the deferral of revenue related to outstanding points, net of estimated forfeitures, under the Victoria's Secret customer loyalty program. In addition, Net Sales and General, Administrative and Store Operating Expenses both increased $46 million and $119 million in the third quarter and year-to-date 2018 Consolidated Statements of Income (Loss), respectively. Further, gross presentation of the Company's sales return reserve resulted in a $5 million increase in Other Current Assets and Accrued Expenses and Other on the November 3, 2018 Consolidated Balance Sheet.
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
Goodwill
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. The standard eliminates the second step from the goodwill impairment test, which requires a hypothetical purchase price allocation to determine the implied fair value of goodwill. Under the new standard, the goodwill impairment charge will be the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance will be effective beginning in fiscal 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard.

3. Revenue Recognition
In the first quarter of 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. Results for the third quarter and year-to-date 2018 are presented under ASC 606, while prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standards in effect for those periods.

The Company recognizes revenue based on the amount it expects to receive when control of the goods or services is transferred to the customer. The Company recognizes sales upon customer receipt of merchandise, which for direct channel revenues reflects an estimate of shipments that have not yet been received by the customer based on shipping terms and historical delivery times. The Company’s shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The Company also provides a reserve for projected merchandise returns based on historical experience. Net Sales exclude sales and other similar taxes collected from customers.

The Company offers certain loyalty programs that allow customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, they can use the points to purchase merchandise in stores or online. The Company allocates revenue to points earned on qualifying purchases and defers recognition until the points are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points not expected to be redeemed based on historical experience.

The Company sells gift cards with no expiration dates to customers. The Company does not charge administrative fees on unused gift cards. The Company recognizes revenue from gift cards when they are redeemed by the customer. In addition, the Company recognizes revenue on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. The Company determines the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales in the Consolidated Statements of Income (Loss).

Revenue earned in connection with Victoria’s Secret's private label credit card arrangement is recognized over the term of the license arrangement and is included in Net Sales in the 2018 Consolidated Statements of Income (Loss).

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

Accounts receivable, net from revenue-generating activities were $160 million as of November 3, 2018 and $144 million as of the beginning of the period upon adoption of the new standard. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 75 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. The balance of deferred revenue was $271 million as of November 3, 2018 and $320 million as of the beginning of the period upon adoption of the new standard. The Company recognized $197 million as revenue year-to-date in 2018 from amounts recorded as deferred revenue at the beginning of the period. The Company's deferred revenue balance would have been $231 million as of November 3, 2018 under accounting standards in effect prior to the adoption of the new standard. As of November 3, 2018, the Company recorded deferred revenues of $255 million within Accrued Expenses and Other, and $16 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for the third quarter and year-to-date 2018 and 2017:

	Third Quarter		Year-to-Date
	2018	2017 (a)	2018	2017 (a)
	(in millions)
Victoria’s Secret Stores (b)	$1,178	$1,243	$3,778	$3,840
Victoria’s Secret Direct	351	296	1,065	878
Total Victoria’s Secret	1,529	1,539	4,843	4,718
Bath & Body Works Stores (b)	808	703	2,281	2,044
Bath & Body Works Direct	148	113	399	310
Total Bath & Body Works	956	816	2,680	2,354
Victoria's Secret and Bath & Body Works International (c)	134	115	415	332
Other (d)	156	148	447	405
Total Net Sales	$2,775	$2,618	$8,385	$7,809
 _______________

(a)	2017 amounts have not been adjusted under the modified retrospective approach.

(b)	Includes company-owned stores in the U.S. and Canada.

(c)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(d)	Includes wholesale revenues from the Company's sourcing function, and La Senza and Henri Bendel store and direct sales.

4. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter and year-to-date 2018 and 2017:

	Third Quarter		Year-to-Date
	2018	2017	2018	2017
	(in millions)
Weighted-average Common Shares:
Issued Shares	283	318	283	317
Treasury Shares	(8)	(34)	(6)	(32)
Basic Shares	275	284	277	285
Effect of Dilutive Options and Restricted Stock	—	1	2	3
Diluted Shares	275	285	279	288
Anti-dilutive Options and Awards (a)	NA	6	5	5
 _______________

(a)
These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. In the third quarter of 2018, all options and awards outstanding were excluded from dilutive shares as a result of the Company's net loss in the quarter.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for year-to-date 2018 and 2017:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2018	2017	2018	2017	2018	2017
	(in millions)	(in thousands)		(in millions)
March 2018	$250	4,852	NA	$171	NA	$35.29	NA
September 2017	250	527	935	25	$39	$46.98	$41.30
February 2017	250	NA	5,500	NA	240	NA	$43.57
February 2016	500	NA	51	NA	3	NA	$58.95
Total		5,379	6,486	$196	$282
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
The March 2018 repurchase program had $79 million remaining as of November 3, 2018.
There were $2 million of share repurchases reflected in Accounts Payable on the February 3, 2018 and October 28, 2017 Consolidated Balance Sheets, respectively.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2018 and 2017:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2018
Third Quarter	$0.60	$165
Second Quarter	0.60	167
First Quarter	0.60	168
2018 Total	$1.80	$500
2017
Third Quarter	$0.60	$172
Second Quarter	0.60	172
First Quarter	0.60	172
2017 Total	$1.80	$516
5. Restructuring Activities
In the third quarter of 2018, as part of an ongoing effort to drive shareholder value and to focus on the larger core businesses, the Company announced the closing of all 23 Henri Bendel stores and e-commerce website. All stores and the website will remain in operation through January 2019. The Company recognized a pre-tax, primarily cash, charge consisting of lease termination costs, severance and other costs of $20 million in the third quarter of 2018. Restructuring charges of $14 million and $6 million are included in Costs of Goods Sold, Buying and Occupancy and General, Administrative and Store Operating

Expenses, respectively, in the 2018 Consolidated Statements of Income (Loss). The Company expects to incur additional costs, primarily related to contract termination costs, in the fourth quarter of 2018 due to these actions.

6. Inventories
The following table provides details of inventories as of November 3, 2018, February 3, 2018 and October 28, 2017:

	November 3, 2018	February 3, 2018	October 28, 2017
	(in millions)
Finished Goods Merchandise	$1,774	$1,121	$1,549
Raw Materials and Merchandise Components	189	119	166
Total Inventories	$1,963	$1,240	$1,715
Inventories are principally valued at the lower of cost, on a weighted-average cost basis, or net realizable value.

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of November 3, 2018, February 3, 2018 and October 28, 2017:

	November 3, 2018	February 3, 2018	October 28, 2017
	(in millions)
Property and Equipment, at Cost	$6,827	$6,687	$6,608
Accumulated Depreciation and Amortization	(3,893)	(3,794)	(3,688)
Property and Equipment, Net	$2,934	$2,893	$2,920
Depreciation expense was $148 million and $144 million for the third quarter of 2018 and 2017, respectively. Depreciation expense was $444 million and $426 million for year-to-date 2018 and 2017, respectively.

In the third quarter of 2018, the Company concluded that the negative operating results for certain of its Victoria's Secret stores were an indicator of potential impairment of the related long-lived store assets. The Company determined that the estimated undiscounted future cash flows were less than the carrying values and, as a result, recognized a loss equal to the difference between the carrying values and the estimated fair values, determined by the estimated discounted future cash flows. The Company recognized impairment charges of $81 million, which are included in Costs of Goods Sold, Buying & Occupancy in the 2018 Consolidated Statements of Income (Loss). Impairment charges of $50 million, related to stores in the U.S. and Canada, were recorded within the Victoria's Secret segment. Impairment charges of $31 million, related to stores in the U.K., were recorded within the Victoria's Secret and Bath & Body Works International segment.

8. Equity Investments
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $89 million as of November 3, 2018, $81 million as of February 3, 2018, and $78 million as of October 28, 2017, are recorded in Other Assets on the Consolidated Balance Sheets.

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

During 2018, the Company received cash distributions of $15 million from certain of its Easton investments, which are included as return of capital within Investing Activities of the 2018 Consolidated Statement of Cash Flows. As a result of these distributions, the Company recognized pre-tax gains totaling $7 million which are included in Other Income in the 2018 Consolidated Statements of Income (Loss).

During 2017, the Company received cash distributions of $27 million from certain of its Easton investments, which are included as return of capital within Investing Activities of the 2017 Consolidated Statement of Cash Flows. As a result of these distributions, the Company recognized pre-tax gains totaling $20 million which are included in Other Income in the 2017 Consolidated Statements of Income (Loss).

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
For the third quarter of 2018, the Company’s effective tax rate was (3.9)% compared to 36.1% in the third quarter of 2017. Absent the Victoria's Secret impairment charges in the U.K. and Canada, which generate no tax benefit, the adjusted tax rate would have been 25.1%, which would be generally consistent with the Company's combined federal and state statutory rate. The third quarter 2017 rate was lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters.
For year-to-date 2018, the Company's effective tax rate was 29.0% compared to 32.2% year-to-date 2017. Absent the Victoria's Secret impairment charges in the U.K. and Canada, which generate no tax benefit, the adjusted tax rate would be 22.6%, which would be lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The year-to-date 2017 rate was lower than the Company's combined federal and state statutory rate primarily due to the recognition of tax benefits resulting from stock options exercised.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The ultimate impact may differ from provisional amounts, due to changes in interpretations and assumptions the Company has made regarding application of the TCJA as well as additional regulatory guidance that may be issued. Any adjustments made to the provisional amounts under SAB 118 should be recorded as discrete adjustments in the period identified (not to extend beyond the one-year measurement provided in SAB 118). Through the third quarter of 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended February 3, 2018. The accounting is expected to be completed in the fourth quarter of 2018.
Income taxes paid were $40 million and $141 million for the third quarter of 2018 and 2017, respectively. Income taxes paid were $306 million and $461 million for year-to-date 2018 and 2017, respectively.

10. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of November 3, 2018, February 3, 2018 and October 28, 2017:

	November 3, 2018	February 3, 2018	October 28, 2017
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990	$990
$956 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	951	994	993
$780 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	776	994	994
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	497	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	495	495	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	—	—	496
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	337	398	398
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	273	—	—
Secured Revolving Facility	85	—	—
Secured Foreign Facilities	94	1	—
Total Senior Debt with Subsidiary Guarantee	$5,192	$5,062	$5,060
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Unsecured Foreign Facilities	33	87	80
Total Senior Debt	$678	$732	$725
Total	$5,870	$5,794	$5,785
Current Debt	(56)	(87)	(80)
Total Long-term Debt, Net of Current Portion	$5,814	$5,707	$5,705
 ________________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of October 28, 2017.
Exchange of Notes
In June 2018, the Company completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC 470, Debt, and no gain or loss was recognized. The exchange premium will be amortized through the maturity date of January 2027 and is included within Long-term Debt on the November 3, 2018 Consolidated Balance Sheet. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”).
Issuance of Notes
In January 2018, the Company issued $500 million of 5.25% notes due in February 2028. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of February 2028 and are included within Long-term Debt on the November 3, 2018 and February 3, 2018 Consolidated Balance Sheets.
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

Secured Revolving Facility
The Company and the Guarantors guarantee and pledge collateral to secure a revolving credit facility ("Secured Revolving Facility"). The Secured Revolving Facility has aggregate availability of $1 billion and expires in May 2022. The Secured Revolving Facility allows the Company and certain of the Company's non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
The Secured Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is the London Interbank Offered Rate (“LIBOR”) plus 1.50% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Secured Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of November 3, 2018, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
During the third quarter of 2018, the Company borrowed $85 million under the Secured Revolving Facility. As of November 3, 2018, this borrowing is included within Long-term Debt on the Consolidated Balance Sheet.
The Secured Revolving Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of November 3, 2018 that reduced its remaining availability under the Secured Revolving Facility.
Secured Foreign Facilities
The Company and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities ("Secured Foreign Facilities") used by certain of the Company's Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. For year-to-date 2018, the Company borrowed $94 million and made payments of $1 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2018 was $94 million. Borrowings on the Secured Foreign Facilities mature between November 2018 and May 2022. As of November 3, 2018, borrowings of $23 million are included within Current Debt on the Consolidated Balance Sheet and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
The Company guarantees unsecured revolving and term loan bank facilities ("Unsecured Foreign Facilities") used by certain of the Company's Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. For year-to-date 2018, the Company borrowed $16 million and made payments of $70 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2018 was $90 million. Borrowings on the Unsecured Foreign Facilities mature between November 2018 and January 2019. As of November 3, 2018, borrowings of $33 million are included within Current Debt on the Consolidated Balance Sheet.

11. Derivative Financial Instruments
Foreign Exchange Derivative Instruments
The earnings of the Company's wholly owned foreign businesses are subject to exchange rate risk as substantially all their merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian and U.K. businesses. These forward contracts currently have a maximum term of 18 months. Amounts are reclassified from accumulated other comprehensive income upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss).

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

The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of November 3, 2018.

The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of November 3, 2018, February 3, 2018 and October 28, 2017:

	November 3, 2018	February 3, 2018	October 28, 2017
	(in millions)
Notional Amount	$198	$217	$379

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of November 3, 2018, February 3, 2018 and October 28, 2017:

	November 3, 2018	February 3, 2018	October 28, 2017
	(in millions)
Other Current Assets	$3	$—	$14
Other Long-term Assets	—	—	1
Accrued Expenses and Other	—	8	4
Other Long-term Liabilities	—	1	—

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for the third quarter and year-to-date 2018 and 2017:

	Third Quarter		Year-to-Date
	2018	2017	2018	2017
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income	$1	$11	$11	$(8)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Costs of Goods Sold, Buying and Occupancy Expense (a)	—	—	3	(3)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (b)	—	(4)	—	3
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

The Company estimates that $3 million of net gains included in accumulated other comprehensive income as of November 3, 2018 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

12. Fair Value Measurements
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

The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of November 3, 2018, February 3, 2018 and October 28, 2017:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of November 3, 2018
Assets:
Cash and Cash Equivalents	$348	$—	$—	$348
Marketable Equity Securities	9	—	—	9
Foreign Currency Cash Flow Hedges	—	3	—	3
As of February 3, 2018
Assets:
Cash and Cash Equivalents	$1,515	$—	$—	$1,515
Marketable Equity Securities	17	—	—	17
Liabilities:
Foreign Currency Cash Flow Hedges	—	9	—	9
As of October 28, 2017
Assets:
Cash and Cash Equivalents	$735	$—	$—	$735
Marketable Equity Securities	6	—	—	6
Interest Rate Fair Value Hedges	—	1	—	1
Foreign Currency Cash Flow Hedges	—	15	—	15
Liabilities:
Foreign Currency Cash Flow Hedges	—	4	—	4

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. The Company's marketable equity securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

In January 2016, the FASB issued ASC 321, Investments - Equity Securities. The standard requires the recognition of changes in the fair value of the Company's marketable equity securities in net income as compared to historical treatment in accumulated other comprehensive income. The Company adopted the standard in the first quarter of 2018. The Company recognized unrealized losses of $2 million for the third quarter of 2018, and $8 million for year-to-date 2018, related to its marketable equity securities in Other Income in the 2018 Consolidated Statements of Income (Loss).
The Company’s Level 2 fair value measurements use market approach valuation techniques. The primary inputs to these techniques include benchmark interest rates and foreign currency exchange rates, as applicable to the underlying instruments.

The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of November 3, 2018, February 3, 2018 and October 28, 2017:

	November 3, 2018	February 3, 2018	October 28, 2017
	(in millions)
Principal Value	$5,722	$5,750	$5,750
Fair Value (a)	5,301	5,943	6,033
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

13. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2018:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Equity Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 3, 2018	$32	$(10)	$2	$24
Amount reclassified to Retained Earnings upon adoption of ASC 321	—	—	(2)	(2)
Balance as of February 4, 2018	32	(10)	—	22
Other Comprehensive Income (Loss) Before Reclassifications	(24)	11	—	(13)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	3	—	3
Tax Effect	—	(1)	—	(1)
Current-period Other Comprehensive Income (Loss)	(24)	13	—	(11)
Balance as of November 3, 2018	$8	$3	$—	$11

The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2017:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Equity Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of January 28, 2017	$9	$3	$—	$12
Other Comprehensive Income (Loss) Before Reclassifications	8	(8)	1	1
Amounts Reclassified from Accumulated Other Comprehensive Income	—	1	—	1
Tax Effect	—	1	—	1
Current-period Other Comprehensive Income (Loss)	8	(6)	1	3
Balance as of October 28, 2017	$17	$(3)	$1	$15

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income related to derivative financial instruments designated as foreign currency cash flow hedges for the third quarter and year-to-date 2018 and 2017:

Location on Consolidated Statements of Income (Loss)	(Gain) Loss Reclassified from Accumulated Other Comprehensive Income
	Third Quarter		Year-to-Date
	2018	2017	2018	2017
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$—	$—	$3	$(3)
Other Income	—	(4)	—	3
Provision for Income Taxes	—	—	—	1
Net Income (Loss)	$—	$(4)	$3	$1

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
Guarantees
In connection with the disposition of a certain business, the Company has remaining guarantees of $7 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to these guarantee obligations as of November 3, 2018, February 3, 2018 or October 28, 2017 as it concluded that payments under these guarantees were not probable.
In connection with noncancelable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. The Company recorded a liability of $3 million as of November 3, 2018 and February 3, 2018, and a liability of less than $1 million as of October 28, 2017 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $18 million for the third quarter of 2018 and $17 million for the third quarter of 2017. Total expense recognized related to the qualified plan was $56 million for year-to-date 2018 and $49 million for year-to-date 2017.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors, prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $7 million for the third quarter of 2018 and $6 million for the third quarter of 2017. Total expense recognized related to the non-qualified plan was $18 million for year-to-date 2018 and $15 million for year-to-date 2017.

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

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, which sells women's intimate apparel online and through company-owned stores located in Canada and the U.S., as well as stores operated by partners under franchise and license arrangements;

•	Henri Bendel, which sells handbags, jewelry and other accessory products online and through company-owned stores; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.

The following table provides the Company’s segment information for the third quarter and year-to-date 2018 and 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2018
Third Quarter:
Net Sales	$1,529	$956	$134	$156	$2,775
Operating Income (Loss) (a)	(36)	178	(42)	(46)	54
Year-to-Date:
Net Sales	$4,843	$2,680	$415	$447	$8,385
Operating Income (Loss) (a)	162	470	(56)	(139)	437
2017
Third Quarter:
Net Sales	$1,539	$816	$115	$148	$2,618
Operating Income (Loss)	134	138	—	(40)	232
Year-to-Date:
Net Sales	$4,718	$2,354	$332	$405	$7,809
Operating Income (Loss)	476	396	1	(131)	742
_______________

(a)
Victoria's Secret and Victoria's Secret and Bath & Body Works International includes long-lived store asset impairment charges of $50 million and $31 million, respectively, and Other includes Henri Bendel closures costs of $20 million. For additional information see Note 7, “Property and Equipment, Net" and Note 5, “Restructuring Activities."

The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $387 million and $365 million for the third quarter of 2018 and 2017, respectively. The Company's international net sales across all segments totaled $1.146 billion and $1.014 billion for year-to-date 2018 and 2017, respectively.

17. Supplemental Guarantor Financial Information
The Company’s 2020 Notes, 2021 Notes, 2022 Notes, 2023 Notes, 2027 Notes, 2028 Notes, 2035 Notes, 2036 Notes, Secured Revolving Facility and Secured Foreign Facilities are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The Company is a holding company, and its most significant assets are the stock of its subsidiaries. The Guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of November 3, 2018, February 3, 2018 and October 28, 2017 and the Condensed Consolidating Statements of Income (Loss), Comprehensive Income (Loss) and Cash Flows for the periods ended November 3, 2018 and October 28, 2017.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	November 3, 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$167	$181	$—	$348
Accounts Receivable, Net	—	212	109	—	321
Inventories	—	1,700	263	—	1,963
Other	15	165	121	—	301
Total Current Assets	15	2,244	674	—	2,933
Property and Equipment, Net	—	2,019	915	—	2,934
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,396	19,442	2,386	(26,224)	—
Deferred Income Taxes	—	9	11	—	20
Other Assets	127	14	683	(641)	183
Total Assets	$4,538	$25,457	$4,699	$(26,865)	$7,829
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$585	$475	$—	$1,060
Accrued Expenses and Other	62	583	373	—	1,018
Current Debt	—	—	56	—	56
Income Taxes	—	—	8	—	8
Total Current Liabilities	62	1,168	912	—	2,142
Deferred Income Taxes	(2)	(43)	279	—	234
Long-term Debt	5,743	627	71	(627)	5,814
Other Long-term Liabilities	58	810	97	(14)	951
Total Equity (Deficit)	(1,323)	22,895	3,340	(26,224)	(1,312)
Total Liabilities and Equity (Deficit)	$4,538	$25,457	$4,699	$(26,865)	$7,829

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

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	October 28, 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$377	$358	$—	$735
Accounts Receivable, Net	1	181	103	—	285
Inventories	—	1,519	196	—	1,715
Other	(1)	74	122	—	195
Total Current Assets	—	2,151	779	—	2,930
Property and Equipment, Net	—	2,056	864	—	2,920
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,552	18,111	1,687	(24,350)	—
Deferred Income Taxes	—	10	13	—	23
Other Assets	130	26	640	(612)	184
Total Assets	$4,682	$24,083	$4,013	$(24,962)	$7,816
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2	$567	$468	$—	$1,037
Accrued Expenses and Other	108	485	303	—	896
Current Debt	—	—	80	—	80
Income Taxes	—	—	6	—	6
Total Current Liabilities	110	1,052	857	—	2,019
Deferred Income Taxes	(2)	(82)	451	—	367
Long-term Debt	5,705	597	—	(597)	5,705
Other Long-term Liabilities	3	766	90	(15)	844
Total Equity (Deficit)	(1,134)	21,750	2,615	(24,350)	(1,119)
Total Liabilities and Equity (Deficit)	$4,682	$24,083	$4,013	$(24,962)	$7,816

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,644	$965	$(834)	$2,775
Costs of Goods Sold, Buying and Occupancy	—	(1,786)	(838)	777	(1,847)
Gross Profit	—	858	127	(57)	928
General, Administrative and Store Operating Expenses	(2)	(785)	(127)	40	(874)
Operating Income (Loss)	(2)	73	—	(17)	54
Interest Expense	(94)	(19)	—	17	(96)
Other Income (Loss)	—	2	(1)	—	1
Income (Loss) Before Income Taxes	(96)	56	(1)	—	(41)
Provision for Income Taxes	1	(1)	2	—	2
Equity in Earnings (Loss), Net of Tax	54	(92)	(103)	141	—
Net Income (Loss)	$(43)	$(35)	$(106)	$141	$(43)

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$(43)	$(35)	$(106)	$141	$(43)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(2)	—	(2)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	1	—	1
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(1)	—	(1)
Total Comprehensive Income (Loss)	$(43)	$(35)	$(107)	$141	$(44)

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$7,907	$2,555	$(2,077)	$8,385
Costs of Goods Sold, Buying and Occupancy	—	(5,243)	(2,157)	1,946	(5,454)
Gross Profit	—	2,664	398	(131)	2,931
General, Administrative and Store Operating Expenses	(8)	(2,228)	(354)	96	(2,494)
Operating Income (Loss)	(8)	436	44	(35)	437
Interest Expense	(288)	(37)	(5)	38	(292)
Other Income (Loss)	—	8	(7)	—	1
Income (Loss) Before Income Taxes	(296)	407	32	3	146
Provision (Benefit) for Income Taxes	(1)	32	11	—	42
Equity in Earnings (Loss), Net of Tax	399	340	294	(1,033)	—
Net Income (Loss)	$104	$715	$315	$(1,030)	$104

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$104	$715	$315	$(1,030)	$104
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(24)	—	(24)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	10	—	10
Reclassification of Cash Flow Hedges to Earnings	—	—	3	—	3
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(11)	—	(11)
Total Comprehensive Income (Loss)	$104	$715	$304	$(1,030)	$93

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$7,398	$2,472	$(2,061)	$7,809
Costs of Goods Sold, Buying and Occupancy	—	(4,779)	(1,930)	1,819	(4,890)
Gross Profit	—	2,619	542	(242)	2,919
General, Administrative and Store Operating Expenses	(8)	(2,059)	(290)	180	(2,177)
Operating Income (Loss)	(8)	560	252	(62)	742
Interest Expense	(298)	(61)	(8)	67	(300)
Other Income	—	6	22	—	28
Income (Loss) Before Income Taxes	(306)	505	266	5	470
Provision for Income Taxes	1	92	58	—	151
Equity in Earnings (Loss), Net of Tax	626	642	447	(1,715)	—
Net Income (Loss)	$319	$1,055	$655	$(1,710)	$319

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(361)	$295	$79	$—	$13
Investing Activities:
Capital Expenditures	—	(367)	(194)	—	(561)
Return of Capital from Easton Investments	—	—	15	—	15
Net Investments in Consolidated Affiliates	—	—	(181)	181	—
Other Investing Activities	—	6	2	—	8
Net Cash Provided by (Used for) Investing Activities	—	(361)	(358)	181	(538)
Financing Activities:
Payment of Long-term Debt	(52)	—	—	—	(52)
Borrowing from Secured Revolving Facility	85	—	—	—	85
Borrowings from Foreign Facilities	—	—	110	—	110
Repayments of Foreign Facilities	—	—	(71)	—	(71)
Dividends Paid	(500)	—	—	—	(500)
Repurchases of Common Stock	(198)	—	—	—	(198)
Tax Payments related to Share-based Awards	(13)	—	—	—	(13)
Proceeds from Exercise of Stock Options	1	—	—	—	1
Financing Costs and Other	(3)	(2)	—	—	(5)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,041	(929)	69	(181)	—
Net Cash Provided by (Used for) Financing Activities	361	(931)	108	(181)	(643)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(997)	(170)	—	(1,167)
Cash and Cash Equivalents, Beginning of Period	—	1,164	351	—	1,515
Cash and Cash Equivalents, End of Period	$—	$167	$181	$—	$348

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2017
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(289)	$230	$197	$—	$138
Investing Activities:
Capital Expenditures	—	(461)	(138)	—	(599)
Return of Capital from Easton Investments	—	—	27	—	27
Net Investments in Consolidated Affiliates	—	—	(12)	12	—
Other Investing Activities	—	—	(9)	—	(9)
Net Cash Provided by (Used for) Investing Activities	—	(461)	(132)	12	(581)
Financing Activities:
Borrowings from Foreign Facilities	—	—	67	—	67
Repayments of Foreign Facilities	—	—	(23)	—	(23)
Dividends Paid	(516)	—	—	—	(516)
Repurchases of Common Stock	(283)	—	—	—	(283)
Tax Payments related to Share-based Awards	(31)	—	—	—	(31)
Proceeds from Exercise of Stock Options	37	—	—	—	37
Financing Costs and Other	(5)	(4)	—	—	(9)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,087	(950)	(125)	(12)	—
Net Cash Provided by (Used for) Financing Activities	289	(954)	(81)	(12)	(758)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	2	—	2
Net Decrease in Cash and Cash Equivalents	—	(1,185)	(14)	—	(1,199)
Cash and Cash Equivalents, Beginning of Period	—	1,562	372	—	1,934
Cash and Cash Equivalents, End of Period	$—	$377	$358	$—	$735

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of L Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets of L Brands, Inc. (the Company) as of November 3, 2018 and October 28, 2017, and the related consolidated statements of income (loss) and comprehensive income (loss) for the thirteen and thirty-nine-week periods ended November 3, 2018 and October 28, 2017, and the consolidated statements of cash flows for the thirty-nine-week periods ended November 3, 2018 and October 28, 2017, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 3, 2018, and the related consolidated statements of income (loss), comprehensive income (loss), total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 23, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
December 4, 2018

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
Executive Overview
In the third quarter of 2018, our operating income decreased $178 million, or 77%, to $54 million, and our operating income rate decreased to 2.0% from 8.8%. Net sales increased $157 million to $2.775 billion, comparable sales increased 4% and comparable store sales remained flat. At Victoria's Secret, net sales decreased 1%, and operating income decreased $170 million, including a $50 million store asset impairment charge. At Bath & Body Works, net sales increased 17%, and operating income increased $40 million. At Victoria's Secret and Bath & Body Works International, net sales increased 17%, and operating income decreased by $42 million, including a $31 million Victoria's Secret store asset impairment charge. Additionally, our third quarter of 2018 operating income included charges of $20 million relating to Henri Bendel closure costs. For additional information related to our third quarter 2018 financial performance, see “Results of Operations.”
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
In the third quarter of 2018, we made decisions to enable us to increase our focus on our core businesses and most significant growth opportunities. These actions, including the closure of the Henri Bendel business in January 2019 and the pursuit of alternatives for our La Senza business, are intended to strengthen our company in the long-term. In addition, we announced the planned reduction to our dividend beginning in 2019. The cash made available from the dividend reduction will be utilized primarily to contribute to the deleveraging of our balance sheet over time.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements which present net income and earnings per share in 2018 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	Third Quarter		Year-to-Date
(in millions, except per share amounts)	2018	2017	2018	2017
Detail of Special Items included in Operating Income - Income (Expense)
Victoria's Secret Store Asset Impairment (a)	$(81)	$—	$(81)	$—
Henri Bendel Closure Costs (b)	(20)	—	(20)	—
Total Special Items included in Operating Income	$(101)	$—	$(101)	$—

Detail of Special Items included in Provision for Income Taxes - Benefit (Expense)
Tax effect of Special Items	$13	$—	$13	$—
Total Special Items included in Provision for Income Taxes	$13	$—	$13	$—

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$54	$232	$437	$742
Special Items included in Operating Income	101	—	101	—
Adjusted Operating Income	$155	$232	$538	$742

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income
Reported Net Income (Loss)	$(43)	$86	$104	$319
Special Items included in Net Income (Loss)	88	—	88	—
Adjusted Net Income	$45	$86	$192	$319

Reconciliation of Reported Net Income (Loss) Per Diluted Share to Adjusted Net Income Per Diluted Share
Reported Net Income (Loss) Per Diluted Share	$(0.16)	$0.30	$0.37	$1.11
Special Items included in Net Income (Loss) Per Diluted Share	0.32	—	0.31	—
Adjusted Net Income Per Diluted Share	$0.16	$0.30	$0.69	$1.11
_______________

(a)
In the third quarter of 2018, we recognized an $81 million ($73 million after-tax) impairment charge related to certain Victoria's Secret store assets. For additional information see Note 7, “Property and Equipment, Net” included in Item 1. Financial Statements.

(b)
In the third quarter of 2018, we recognized $20 million ($15 million after-tax) of closure costs related to the closure of the Henri Bendel business. For additional information see Note 5, “Restructuring Activities” included in Item 1. Financial Statements.

Company-Owned Store Data
The following table compares the third quarter of 2018 company-owned store data to the third quarter of 2017 and year-to-date 2018 store data to year-to-date 2017:

	Third Quarter			Year-to-Date
	2018	2017	% Change	2018	2017	% Change
Sales per Average Selling Square Foot (a)
Victoria’s Secret U.S.	$152	$164	(7)%	$492	$510	(4)%
Bath & Body Works U.S.	182	162	12%	520	480	8%
Sales per Average Store (in thousands) (a)
Victoria’s Secret U.S.	$982	$1,050	(6)%	$3,167	$3,252	(3)%
Bath & Body Works U.S.	466	407	14%	1,328	1,196	11%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,454	6,390	1%
Bath & Body Works U.S.	2,575	2,525	2%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,216	7,234	—%
Bath & Body Works U.S.	4,177	4,045	3%
 _______________

(a)	Calculated on a fiscal basis as opposed to a comparable calendar period.

The following table represents company-owned store data for year-to-date 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	November 3, 2018
Victoria’s Secret U.S.	1,124	1	(7)	1,118
Victoria’s Secret Canada	46	—	(1)	45
Total Victoria's Secret	1,170	1	(8)	1,163
Bath & Body Works U.S.	1,592	47	(17)	1,622
Bath & Body Works Canada	102	1	—	103
Total Bath & Body Works	1,694	48	(17)	1,725
Victoria's Secret U.K. / Ireland	24	1	—	25
Victoria's Secret Beauty and Accessories China	29	4	(3)	30
Victoria's Secret China	7	7	—	14
Total Victoria's Secret and Bath & Body Works International	60	12	(3)	69
Henri Bendel	27	—	(4)	23
La Senza Canada	119	—	(1)	118
La Senza U.S.	5	6	—	11
Total L Brands Stores	3,075	67	(33)	3,109

The following table represents company-owned store data for year-to-date 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	October 28, 2017
Victoria’s Secret U.S.	1,131	10	(9)	1,132
Victoria’s Secret Canada	46	2	(2)	46
Total Victoria's Secret	1,177	12	(11)	1,178
Bath & Body Works U.S.	1,591	25	(14)	1,602
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,693	25	(14)	1,704
Victoria's Secret U.K.	18	2	—	20
Victoria's Secret Beauty and Accessories China	31	1	(3)	29
Victoria's Secret China	—	2	—	2
Total Victoria's Secret and Bath & Body Works International	49	5	(3)	51
Henri Bendel	29	—	(1)	28
La Senza Canada	122	1	(2)	121
La Senza U.S.	4	1	—	5
Total L Brands Stores	3,074	44	(31)	3,087

Noncompany-Owned Store Data
The following table represents noncompany-owned store data for year-to-date 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	November 3, 2018
Victoria’s Secret Beauty & Accessories	397	25	(25)	397
Victoria's Secret	37	13	—	50
Bath & Body Works	185	35	(4)	216
La Senza	194	2	(10)	186
Total	813	75	(39)	849
The following table represents noncompany-owned store data for year-to-date 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	October 28, 2017
Victoria’s Secret Beauty & Accessories	391	25	(18)	398
Victoria's Secret	28	7	—	35
Bath & Body Works	159	18	(1)	176
La Senza	203	4	(13)	194
Total	781	54	(32)	803

Results of Operations
Third Quarter of 2018 Compared to Third Quarter of 2017
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the third quarter of 2018 in comparison to the third quarter of 2017:

			Operating Income Rate
	2018	2017	2018	2017
Third Quarter	(in millions)
Victoria’s Secret	$(36)	$134	(2.3)%	8.7%
Bath & Body Works	178	138	18.6%	16.9%
Victoria’s Secret and Bath & Body Works International	(42)	—	(31.2)%	(0.1)%
Other (a)	(46)	(40)	(29.4)%	(26.9)%
Total Operating Income	$54	$232	2.0%	8.8%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the third quarter of 2018, operating income decreased $178 million, or 77%, to $54 million, and the operating income rate decreased to 2.0% from 8.8%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2018 in comparison to the third quarter of 2017:

	2018	2017	% Change
Third Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,178	$1,243	(5)%
Victoria’s Secret Direct	351	296	19%
Total Victoria’s Secret	1,529	1,539	(1)%
Bath & Body Works Stores (a)	808	703	15%
Bath & Body Works Direct	148	113	31%
Total Bath & Body Works	956	816	17%
Victoria’s Secret and Bath & Body Works International	134	115	17%
Other (b)	156	148	5%
Total Net Sales	$2,775	$2,618	6%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza and Henri Bendel.

The following table provides a reconciliation of net sales for the third quarter of 2018 to the third quarter of 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Third Quarter	(in millions)
2017 Net Sales	$1,539	$816	$115	$148	$2,618
Comparable Store Sales	(65)	68	(5)	3	1
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(30)	39	29	(3)	35
Foreign Currency Translation	(2)	(2)	(1)	(2)	(7)
Direct Channels	41	35	4	4	84
Private Label Credit Card	46	—	—	—	46
International Wholesale, Royalty and Other	—	—	(8)	6	(2)
2018 Net Sales	$1,529	$956	$134	$156	$2,775

The following table compares the third quarter of 2018 comparable sales to the third quarter of 2017:

Third Quarter	2018	2017
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(2)%	(4)%
Bath & Body Works (b)	13%	4%
Total Comparable Sales	4%	(1)%

Comparable Store Sales (a)
Victoria’s Secret (b)	(6)%	(5)%
Bath & Body Works (b)	10%	1%
Total Comparable Store Sales	—%	(3)%
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
The results by segment are as follows:
Victoria's Secret
For the third quarter of 2018, net sales decreased $10 million to $1.529 billion, comparable sales decreased 2%, and comparable store sales decreased 6%. Net sales decreased due to a decline in PINK, primarily driven by merchandise performance in loungewear, and declines in unconstructed and sport bras, due to merchandise performance and category resets. These results were partially offset by increases in constructed bras as we continue to focus on that core business, and in beauty, sleep and panties, driven by the merchandise assortment. Additionally, net sales increased as a result of the change in presentation for income received from our Victoria's Secret private label credit card arrangement.
The decrease in comparable store sales was driven by lower average unit retail and reduced traffic.
Bath & Body Works
For the third quarter of 2018, net sales increased $140 million to $956 million, comparable sales increased 13%, and comparable store sales increased 10%. Net sales increased in most categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.

The increase in comparable store sales was driven by higher average dollar sales and conversion.
Victoria's Secret and Bath & Body Works International
For the third quarter of 2018, net sales increased $19 million to $134 million primarily related to new company-owned Victoria's Secret stores, direct channel growth in Greater China and additional stores opened by our partners. These increases were partially offset by declines in the Victoria's Secret Beauty and Accessories travel retail business.
Other
For the third quarter of 2018, net sales increased $8 million to $156 million primarily due to an increase in wholesale sales to our international partners.
Gross Profit
For the third quarter of 2018, our gross profit decreased $61 million to $928 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 33.5% from 37.8%, primarily driven by the following:
Victoria's Secret
For the third quarter of 2018, the gross profit decrease was driven by lower merchandise margin dollars related to the decrease in net sales, increased promotional activity to drive traffic and clear inventory and due to $50 million of store asset impairment charges related to certain stores in the U.S. and Canada.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotional activity and the store asset impairment charges.
Bath & Body Works
For the third quarter of 2018, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales and reduced promotional activity, partially offset by higher occupancy expenses due to investments in store real estate and distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate increase was driven by buying and occupancy leverage on higher net sales, lower promotional activity and lower inventory shrink rate.
Victoria's Secret and Bath & Body Works International
For the third quarter of 2018, the gross profit decrease was primarily driven by $31 million of store asset impairment charges related to certain Victoria's Secret stores in the U.K. and higher occupancy expenses due to investments in store real estate in Greater China, partially offset by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners.
The gross profit rate decrease was driven by the store asset impairment charges and an increase in occupancy expenses due to the investments in store real estate.
General, Administrative and Store Operating Expenses
For the third quarter of 2018, our general, administrative and store operating expenses increased $117 million to $874 million primarily driven by the change in presentation for income received from our Victoria's Secret private label credit card arrangement, incremental wage investments, higher selling expenses related to higher sales volumes at Bath & Body Works and new company-owned stores in Greater China, and severance and other costs related to the Henri Bendel closure.
The general, administrative and store operating expense rate increased to 31.5% from 28.9% due to the presentation change for income received from our Victoria's Secret private label credit card and incremental wage investments.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2018 and 2017:

Third Quarter	2018	2017
Average daily borrowings (in millions)	$5,844	$5,819
Average borrowing rate (in percentages)	6.6%	7.0%
For the third quarter of 2018, our interest expense decreased $3 million to $96 million due to a lower average borrowing rate partially offset by higher average daily borrowings.

Provision for Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The TCJA reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
For the third quarter of 2018, our effective tax rate was (3.9)% compared to 36.1% in the third quarter of 2017. Absent the Victoria's Secret impairment charges in the U.K. and Canada, which generate no tax benefit, the adjusted tax rate would have been 25.1%, which would be generally consistent with the Company's combined federal and state statutory rate. The third quarter 2017 rate was lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters.

Year-to-Date 2018 Compared to Year-to-Date 2017
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for year-to-date 2018 in comparison to year-to-date 2017:

			Operating Income Rate
	2018	2017	2018	2017
Year-to-Date	(in millions)
Victoria’s Secret	$162	$476	3.3%	10.1%
Bath & Body Works	470	396	17.5%	16.8%
Victoria’s Secret and Bath & Body Works International	(56)	1	(13.5)%	0.3%
Other (a)	(139)	(131)	(31.0)%	(32.3)%
Total Operating Income	$437	$742	5.2%	9.5%
  _______________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For year-to-date 2018, operating income decreased $305 million, or 41%, to $437 million, and the operating income rate decreased to 5.2% from 9.5%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2018 in comparison to year-to-date 2017:

	2018	2017	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$3,778	$3,840	(2)%
Victoria’s Secret Direct	1,065	878	21%
Total Victoria’s Secret	4,843	4,718	3%
Bath & Body Works Stores (a)	2,281	2,044	12%
Bath & Body Works Direct	399	310	29%
Total Bath & Body Works	2,680	2,354	14%
Victoria’s Secret and Bath & Body Works International	415	332	25%
Other (b)	447	405	10%
Total Net Sales	$8,385	$7,809	7%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

The following table provides a reconciliation of net sales for year-to-date 2018 to year-to-date 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2017 Net Sales	$4,718	$2,354	$332	$405	$7,809
Comparable Store Sales	(183)	147	(24)	1	(59)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	37	90	70	(4)	193
Foreign Currency Translation	—	—	7	—	7
Direct Channels	152	89	21	8	270
Private Label Credit Card	119	—	—	—	119
International Wholesale, Royalty and Other	—	—	9	37	46
2018 Net Sales	$4,843	$2,680	$415	$447	$8,385
The following table compares year-to-date 2018 comparable sales to year-to-date 2017:

Year-to-Date	2018	2017
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(1)%	(11)%
Bath & Body Works (b)	10%	4%
Total Comparable Sales	3%	(6)%

Comparable Store Sales (a)
Victoria’s Secret (b)	(5)%	(9)%
Bath & Body Works (b)	8%	1%
Total Comparable Store Sales	(1)%	(6)%
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
The results by segment are as follows:
Victoria's Secret
For year-to-date 2018, net sales increased $125 million to $4.843 billion, comparable sales decreased 1%, and comparable store sales decreased 5%. Net sales increased due to increases in constructed bras as we continue to focus on that core business, and in beauty, sleep and panties, driven by the merchandise assortment. These results were offset by declines in unconstructed and sport bras, due to merchandise performance and category resets, and in PINK, driven by the exit of swim and declines in both lingerie and loungewear. Additionally, net sales increased as a result of the change in presentation for income received from our Victoria's Secret private label credit card arrangement.
The decrease in comparable store sales was driven by lower average unit retail and reduced traffic.
Bath & Body Works
For year-to-date 2018, net sales increased $326 million to $2.680 billion, comparable sales increased 10%, and comparable store sales increased 8%. Net sales increased in most categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.

The increase in comparable store sales was driven by higher average dollar sales and conversion.
Victoria's Secret and Bath & Body Works International
For year-to-date 2018, net sales increased $83 million to $415 million primarily related to new company-owned Victoria's Secret stores, direct channel growth in Greater China and additional stores opened by our partners.
Other
For year-to-date 2018, net sales increased $42 million to $447 million primarily due to an increase in wholesale sales to our international partners.
Gross Profit
For year-to-date 2018, our gross profit increased $12 million to $2.931 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.0% from 37.4%, primarily driven by the following:
Victoria's Secret
For year-to-date 2018, the gross profit decrease was driven by lower merchandise margin dollars as a result of increased promotional activity to drive traffic, attract new customers and clear inventory, $50 million of store asset impairment charges related to certain stores in the U.S. and Canada and increased distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotional activity and the store asset impairment charges.
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
Victoria's Secret and Bath & Body Works International
For year-to-date 2018, the gross profit decrease was primarily driven by $31 million of store asset impairment charges related to certain Victoria's Secret stores in the U.K. and higher occupancy expenses due to investments in store real estate in Greater China and the U.K., partially offset by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners.
The gross profit rate decrease was driven by the store asset impairment charges.
General, Administrative and Store Operating Expenses
For year-to-date 2018, our general, administrative and store operating expenses increased $317 million to $2.494 billion driven by the change in presentation for income received from our Victoria's Secret private label credit card arrangement, incremental wage investments and higher selling expenses related to higher sales volumes at Bath & Body Works and new company-owned stores in Greater China.
The general, administrative and store operating expense rate increased to 29.7% from 27.9% due to the presentation change for income received from our Victoria's Secret private label credit card and incremental wage investments.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2018 and 2017:

Year-to-Date	2018	2017
Average daily borrowings (in millions)	$5,843	$5,804
Average borrowing rate (in percentages)	6.6%	7.0%
For year-to-date 2018, our interest expense decreased $8 million to $292 million due to a lower average borrowing rate partially offset by higher average daily borrowings.
Other Income
For year-to-date 2018, our other income decreased $27 million to $1 million primarily due to fewer distributions received from our Easton investments, unrealized losses on marketable equity securities and the negative impacts of foreign currency.

Provision for Income Taxes
On December 22, 2017, the TCJA was enacted into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates. The TCJA reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
For year-to-date 2018, our effective tax rate was 29.0% compared to 32.2% year-to-date 2017. Absent the Victoria's Secret impairment charges in the U.K. and Canada, which generate no tax benefit, the adjusted tax rate would have been 22.6%, which would be lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters. The year-to-date 2017 rate was lower than our combined federal and state statutory rate primarily due to the recognition of tax benefits resulting from stock options exercised.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. The majority of our cash and cash equivalents are held by domestic subsidiaries. Our cash and cash equivalents held by foreign subsidiaries were $176 million as of November 3, 2018.
We believe in returning value to our shareholders through a combination of dividends and share repurchase programs. During year-to-date 2018, we paid $500 million in regular dividends and repurchased $196 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs.

The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of November 3, 2018, February 3, 2018 and October 28, 2017:

	November 3, 2018	February 3, 2018	October 28, 2017
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990	$990
$956 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	951	994	993
$780 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	776	994	994
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	692
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	497	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	495	495	—
$500 million, 8.50% Fixed Interest Rate Notes due June 2019 (“2019 Notes”) (a)	—	—	496
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	337	398	398
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	273	—	—
Secured Revolving Facility	85	—	—
Secured Foreign Facilities	94	1	—
Total Senior Debt with Subsidiary Guarantee	$5,192	$5,062	$5,060
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Unsecured Foreign Facilities	33	87	80
Total Senior Debt	$678	$732	$725
Total	$5,870	$5,794	$5,785
Current Debt	(56)	(87)	(80)
Total Long-term Debt, Net of Current Portion	$5,814	$5,707	$5,705
 _______________

(a)	The balance includes a fair value interest rate hedge adjustment which increased the debt balance by $1 million as of October 28, 2017.

Exchange of Notes
In June 2018, we completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC 470 and no gain or loss was recognized. The exchange premium will be amortized through the maturity date of January 2027 and is included within Long-term Debt on the November 3, 2018 Consolidated Balance Sheet. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (the “Guarantors”).
Issuance of Notes
In January 2018, we issued $500 million of 5.25% notes due in February 2028. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of February 2028 and are included within Long-term Debt on the November 3, 2018 and February 3, 2018 Consolidated Balance Sheets.
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

Secured Revolving Facility
We and the Guarantors guarantee and pledge collateral to secure a revolving credit facility. The Secured Revolving Facility has aggregate availability of $1 billion and expires in May 2022. The Secured Revolving Facility allows us and certain of our non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
The Secured Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is LIBOR plus 1.50% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Secured Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of November 3, 2018, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
During the third quarter of 2018, we borrowed $85 million under the Secured Revolving Facility. As of November 3, 2018, this borrowing is included within Long-term Debt on the Consolidated Balance Sheet.
The Secured Revolving Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of November 3, 2018 that reduced our remaining availability under the Secured Revolving Facility.
Secured Foreign Facilities
We and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. For year-to-date 2018, we borrowed $94 million and made payments of $1 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2018 was $94 million. Borrowings on the Secured Foreign Facilities mature between November 2018 and May 2022. As of November 3, 2018, borrowings of $23 million are included within Current Debt on the Consolidated Balance Sheet and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
We guarantee unsecured revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. For year-to-date 2018, we borrowed $16 million and made payments of $70 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2018 was $90 million. Borrowings on the Unsecured Foreign Facilities mature between November 2018 and January 2019. As of November 3, 2018, borrowings of $33 million are included within Current Debt on the Consolidated Balance Sheet.

Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of November 3, 2018, February 3, 2018 and October 28, 2017:

	November 3, 2018	February 3, 2018	October 28, 2017
	(in millions)
Net Cash Provided by Operating Activities (a)	$13	$1,406	$138
Capital Expenditures (a)	561	707	599
Working Capital	791	1,262	911
Capitalization:
Long-term Debt	5,814	5,707	5,705
Shareholders’ Equity (Deficit)	(1,314)	(753)	(1,121)
Total Capitalization	$4,500	$4,954	$4,584
Remaining Amounts Available Under Credit Agreements (b)	$991	$991	$992
 _______________

(a)	The February 3, 2018 amounts represent a fifty-three-week period, and the November 3, 2018 and October 28, 2017 amounts represent thirty-nine-week periods.

(b)
Letters of credit issued reduce our remaining availability under the Secured Revolving Facility. We had outstanding letters of credit that reduce our remaining availability under the Secured Revolving Facility of $9 million as of November 3, 2018 and February 3, 2018, and $8 million as of October 28, 2017.

Credit Ratings
Our borrowing costs under our Secured Revolving Facility and Secured Foreign Facilities are linked to our credit ratings. If we receive an upgrade or downgrade to our corporate credit ratings, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Secured Revolving Facility and Secured Foreign Facilities by the Guarantors and the security interests granted in our and the Guarantors’ collateral securing such obligations are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Secured Revolving Facility and Secured Foreign Facilities on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.
The following table provides our credit ratings as of November 3, 2018:

	Moody’s	S&P
Corporate	Ba1	BB
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB
Senior Unsecured Debt	Ba2	B+
Outlook	Stable	Negative

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
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for year-to-date 2018 and 2017:

	Amount Authorized	Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program		2018	2017	2018	2017	2018	2017
	(in millions)	(in thousands)		(in millions)
March 2018	$250	4,852	NA	$171	NA	$35.29	NA
September 2017	250	527	935	25	$39	$46.98	$41.30
February 2017	250	NA	5,500	NA	240	NA	$43.57
February 2016	500	NA	51	NA	3	NA	$58.95
Total		5,379	6,486	$196	$282
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
The March 2018 repurchase program had $79 million remaining as of November 3, 2018.
There were $2 million of share repurchases reflected in Accounts Payable on the February 3, 2018 and October 28, 2017 Consolidated Balance Sheets, respectively.

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
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2018 and 2017:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2018
Third Quarter	$0.60	$165
Second Quarter	0.60	167
First Quarter	0.60	168
2018 Total	$1.80	$500
2017
Third Quarter	$0.60	$172
Second Quarter	0.60	172
First Quarter	0.60	172
2017 Total	$1.80	$516

In November 2018, we announced that our Board of Directors plans to reduce our annual ordinary dividend to $1.20 per share from $2.40 per share currently, beginning with the quarterly dividend to be paid in March 2019.

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2018 and 2017:

	Year-to-Date
	2018	2017
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,515	$1,934
Net Cash Flows Provided by Operating Activities	13	138
Net Cash Flows Used for Investing Activities	(538)	(581)
Net Cash Flows Used for Financing Activities	(643)	(758)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	1	2
Net Decrease in Cash and Cash Equivalents	(1,167)	(1,199)
Cash and Cash Equivalents, End of Period	$348	$735
Operating Activities
Net cash provided by operating activities in 2018 was $13 million, including net income of $104 million. Net income included depreciation of $444 million, long-lived store asset impairment charges of $81 million and share-based compensation expense of $75 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
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
Investing Activities
Net cash used for investing activities in 2018 was $538 million consisting primarily of capital expenditures of $561 million partially offset by a $15 million return of capital from certain of our Easton investments. The capital expenditures included $452 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
Financing Activities
Net cash used for financing activities in 2018 was $643 million consisting primarily of quarterly dividend payments of $1.80 per share, or $500 million, payments for repurchases of common stock of $198 million, payment of long-term debt related to our exchange of notes of $52 million and tax payments related to share-based awards of $13 million, partially offset by an $85 million borrowing from our Secured Revolving Facility and $39 million of net new borrowings under our Foreign Facilities.
Net cash used for financing activities in 2017 was $758 million consisting primarily of quarterly dividend payments of $1.80 per share, or $516 million, payments for repurchases of common stock of $283 million and tax payments related to share-based awards of $31 million, partially offset by $44 million of net new borrowings under our foreign facilities and proceeds from the exercise of stock options of $37 million.
Contingent Liabilities and Contractual Obligations
In connection with the disposition of a certain business, we have remaining guarantees of $7 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to these guarantee obligations as of November 3, 2018, February 3, 2018 or October 28, 2017 as we concluded that payments under these guarantees were not probable.
In connection with noncancelable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. We recorded a liability of $3 million as of November 3, 2018 and February 3, 2018, and a liability of less than $1 million as of October 28, 2017 related to these guarantee obligations, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 3, 2018, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2017 Annual Report on Form 10-K, other than an outstanding borrowing from our Secured Revolving Facility and the exchange of certain of our 2020 Notes, 2021 Notes and 2022 Notes for newly issued 2027 Notes. For additional information regarding current year borrowing activities, see Note 10, “Long-term Debt and Borrowing Facilities” included in Item 1. Financial Statements. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

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

In the first quarter of 2018, we recorded a cumulative catch-up adjustment resulting in a reduction to opening retained earnings, net of tax, of $28 million. The cumulative adjustment primarily related to the deferral of revenue related to outstanding points, net of estimated forfeitures, under our Victoria's Secret customer loyalty program. In addition, Net Sales and General, Administrative and Store Operating Expenses both increased $46 million and $119 million in the third quarter and year-to-date 2018 Consolidated Statements of Income (Loss), respectively. Further, gross presentation of our sales return reserve resulted in a $5 million increase in Other Current Assets and Accrued Expenses and Other on the November 3, 2018 Consolidated Balance Sheet.
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
Goodwill
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. The standard eliminates the second step from the goodwill impairment test, which requires a hypothetical purchase price allocation to determine the implied fair value of goodwill. Under the new standard, the goodwill impairment charge will be the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance will be effective beginning in fiscal 2020, with early adoption permitted. We are currently evaluating the impact of this standard.

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
Excluding our Secured Revolving Facility and our Foreign Facilities, all of our long-term debt as of November 3, 2018 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of November 3, 2018, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of November 3, 2018, February 3, 2018 and October 28, 2017:

	November 3, 2018	February 3, 2018	October 28, 2017
	(in millions)
Long-term Debt:
Principal Value	$5,722	$5,750	$5,750
Fair Value, Estimated (a)	5,301	5,943	6,033
Foreign Currency Cash Flow Hedges (b)	(3)	9	(11)
Interest Rate Fair Value Hedges (b)	—	—	(1)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in a net liability (asset) position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2018	323	$31.75	314	$78,677
September 2018	12	27.96	—	78,677
October 2018	4	33.35	—	78,677
Total	339		314
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
Date: December 4, 2018

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.