Form 10-K
period 2019-02-02
L Brands, Inc.
filed 2019-03-22
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $7,461,100,982.
Number of shares outstanding of the registrant’s Common Stock as of March 15, 2019: 275,196,908.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
L Brands, Inc. (“we” or “the Company”) operates in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to a segment leader focused on women’s intimate and other apparel, personal care, beauty and home fragrance products. We sell our merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada, the United Kingdom ("U.K."), Ireland and Greater China (China and Hong Kong); through websites; and through international franchise, license and wholesale partners (collectively, "partners").
Victoria’s Secret
Victoria’s Secret, including PINK, is a specialty retailer of women's intimate and other apparel with fashion-inspired collections and prestige fragrances. We sell our Victoria’s Secret products online and at more than 1,200 Victoria’s Secret and PINK company-owned stores in the U.S., Canada, U.K., Ireland and Greater China. Additionally, Victoria’s Secret and PINK have more than 430 stores in more than 70 countries operating under franchise, license and wholesale arrangements.
Bath & Body Works
Bath & Body Works, which sells products under the Bath & Body Works, White Barn, C.O. Bigelow and other brand names, is one of the leading specialty retailers of body care, home fragrance products, soaps and sanitizers. We sell our Bath & Body Works products online and at more than 1,700 Bath & Body Works company-owned stores in the U.S. and Canada. Additionally, Bath & Body Works has more than 230 stores in more than 30 other countries operating under franchise, license and wholesale arrangements.
Divestiture and Closure
La Senza
On January 6, 2019, we completed the sale of the La Senza business to an affiliate of Regent LP, a global private equity firm. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Henri Bendel
In January 2019, we closed all of our Henri Bendel stores and the e-commerce website. For additional information, see Note 6 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Acquisition
Greater China
In April 2016, we reacquired the franchise rights to operate Victoria's Secret Beauty and Accessories stores in Greater China, including 26 stores already open at the time of acquisition. For additional information, see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2018”, “2016,” “2015” and “2014” refer to the 52-week periods ended February 2, 2019, January 28, 2017, January 30, 2016 and January 31, 2015, respectively. "2017" refers to the 53-week period ended February 3, 2018.
Real Estate
Company-owned Retail Stores
Our company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the U.S., Canada, U.K., Ireland and Greater China. As a result of our strong brands and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate.

The following table provides the number of our company-owned retail stores in operation for each brand as of February 2, 2019 and February 3, 2018.

	February 2, 2019	February 3, 2018
Victoria’s Secret U.S.	1,098	1,124
Victoria’s Secret Canada	45	46
Bath & Body Works U.S.	1,619	1,592
Bath & Body Works Canada	102	102
Victoria's Secret U.K. / Ireland	26	24
Victoria's Secret China	15	7
Victoria's Secret Beauty and Accessories China	38	29
La Senza U.S.	—	5
La Senza Canada	—	119
Henri Bendel	—	27
Total	2,943	3,075

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

	Beginning of Year	Opened	Closed	Acquired (a)	Sold (b)	End of Year
2018	3,075	88	(90)	—	(130)	2,943
2017	3,074	66	(65)	—	—	3,075
2016	3,005	72	(29)	26	—	3,074
2015	2,969	72	(36)	—	—	3,005
2014	2,923	81	(35)	—	—	2,969
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional
information see Note 5 to the Consolidated Financial Statements included in Item 8. Financial Statements and             Supplementary Data.
(b)    Relates to the sale of the La Senza business. For additional information see Note 6 to the Consolidated Financial
Statements included in Item 8. Financial Statements and Supplementary Data.
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
The following table provides the number of our international stores operated by our partners for each business as of February 2, 2019 and February 3, 2018.

	February 2, 2019	February 3, 2018
Victoria’s Secret Beauty and Accessories	383	397
Victoria’s Secret	56	37
Bath & Body Works	235	185
La Senza	—	194
Total	674	813

Our Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future growth:
Industry Leading Brands
We have developed and operate brands that have come to represent an aspirational lifestyle. Our brands allow us to target markets across the economic spectrum, across demographics and across the world. We believe that our three brands, Victoria's Secret, PINK and Bath & Body Works, are highly recognizable, which provides us with a competitive advantage.

•
At Victoria’s Secret, we market glamorous and sexy product lines to our customers. While bras and panties are the core of what we do, this brand also gives our customers choices in beauty products, fragrances, sleepwear, loungewear, athletic attire and personal care accessories.

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
Product Development, Sourcing and Logistics
We believe a large part of our success comes from frequent and innovative product launches, which include bra launches at Victoria’s Secret and PINK and new fragrance and other product launches at Bath & Body Works. Our merchant, design and sourcing teams have a long history of bringing innovative products to our customers. Additionally, we believe that our sourcing and production function (Mast Global) has a long and deep presence in the key sourcing markets including those in the U.S. and Asia, which helps us partner with the best manufacturers to get high-quality products quickly.
Experienced and Committed Management Team
We were founded in 1963 and have been led since inception by Leslie H. Wexner. Our senior management team has a wealth of retail and business experience at L Brands, Inc. and other companies such as The Gap, Ralph Lauren, Tory Burch, Starbucks, Land's End, Levi Strauss, Boots, The Home Depot and Yum Brands. We believe that we have one of the most experienced management teams in retail.
Additional Information
Merchandise Vendors
During 2018, we purchased merchandise from approximately 340 vendors located throughout the world. No vendor provided 10% or more of our merchandise purchases.

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
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2018, 2017 and 2016 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
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
Segment Information
We have three reportable segments: Victoria’s Secret, Bath & Body Works and Victoria's Secret and Bath & Body Works International. For additional information, including the financial results of our reportable segments, see Note 22 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Other Information
For additional information about our business, including our net sales and profits for the last three years and selling square footage, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Competition
The sale of women's intimate and other apparel, home fragrance, personal care and beauty products and accessories through retail stores is a highly competitive business with numerous competitors, including individual and chain specialty stores, department stores and discount retailers. Brand image, marketing, design, price, service, assortment and quality are the principal competitive factors in retail store sales. Our online businesses compete with numerous online merchandisers. Image presentation, fulfillment and the factors affecting retail store sales discussed above are the principal competitive factors in online sales.
Associate Relations
As of February 2, 2019, we employed approximately 88,900 associates; 63,400 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.

Executive Officers of Registrant
Set forth below is certain information regarding our executive officers.
Leslie H. Wexner, 81, has been our Chief Executive Officer since our founding in 1963 and Chairman of the Board of Directors since 1975.
Stuart B. Burgdoerfer, 55, has been our Executive Vice President and Chief Financial Officer since April 2007.
Charles C. McGuigan, 62, has been our Chief Operating Officer since May 2012 and our Chief Executive Officer and President of Mast Global since February 2011.
Shelley B. Milano, 62, has been our Chief Human Resources Officer since April 2018.
James L. Bersani, 60, has been our President of Real Estate since March 2014 and has led our Real Estate function since April 2006.
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

•	the seasonality of our business;

•	the dependence on mall traffic and the availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand internationally and related risks;

•	our independent franchise, license and wholesale partners;

•	our direct channel businesses;

•	our ability to protect our reputation and our brand images;

•	our ability to attract customers with marketing, advertising and promotional programs;

•	our ability to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry and the segments in which we operate;

•	consumer acceptance of our products and our ability to manage the life cycle of our brands, keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our ability to source, distribute and sell goods and materials on a global basis, including risks related to:

•	political instability, significant health hazards, environmental hazards or natural disasters;

•	duties, taxes and other charges;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption due to labor disputes; and

•	changing expectations regarding product safety due to new legislation;

•	our geographic concentration of vendor and distribution facilities in central Ohio;

•	fluctuations in foreign currency exchange rates;

•	stock price volatility;

•	our ability to pay dividends and related effects;

•	our ability to maintain our credit rating;

•	our ability to service or refinance our debt;

•	shareholder activism matters;

•	our ability to retain key personnel;

•	our ability to attract, develop and retain qualified associates and manage labor-related costs;

•	the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;

•	fluctuations in product input costs;

•	our ability to adequately protect our assets from loss and theft;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	claims arising from our self-insurance;

•	liabilities arising from divested businesses;

•	our ability to implement and maintain information technology systems and to protect associated data;

•	our ability to maintain the security of customer, associate, third-party or company information;

•	our ability to comply with regulatory requirements;

•	legal and compliance matters; and

•	tax, trade and other regulatory matters.
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
Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. In addition, market disruptions due to natural disasters, health hazards or other major events or the prospect of these events could also impact consumer spending and confidence levels. Purchases of women’s intimate and other apparel, beauty and personal care products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations, financial condition and cash flows.
The decision by the U.K. to leave the European Union (“Brexit”) has increased the uncertainty in the economic and political environment in Europe. The U.K.’s withdrawal is currently scheduled to take place in the first half of 2019, unless a further extension is agreed to; however, ongoing uncertainty remains as to what kind of post-Brexit agreement between the U.K. and the European Union, if any, may be approved by the U.K. parliament. Our business in the U.K. may be adversely impacted by this uncertainty, fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax or other laws.
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
Most of our stores are located in retail shopping areas including malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns or changes in consumer demographics in a particular area, consumer trends away from brick-and-mortar retail toward online shopping, competition from internet and other retailers and other retail areas where we do not have stores, the closing or decline in popularity of other stores in the shopping areas where our stores are located and the deterioration in the financial condition of the operators or developers of the shopping areas in which our stores are located.
Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Some of our store locations, such as our Victoria’s Secret flagship stores, require significant upfront capital investment and have material lease commitments. Additionally, we are dependent upon the suitability of the lease spaces that we currently use. The leases that we enter into are generally noncancelable leases with initial terms of 10 years. If we determine that it is no longer economical to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term.
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
We intend to further expand into international markets, including mainland China, through partner arrangements and/or company-owned stores. The risks associated with our expansion into international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Any of these difficulties may lead to disruption in the overall timing of our international expansion efforts or increased costs. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. Such expansions will also have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance.
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
Our direct operations are subject to numerous risks that could have a material adverse effect on our results. Risks include, but are not limited to, the difficulty in recreating the in-store experience through our direct channels; domestic or international resellers purchasing merchandise and reselling it outside our control; our ability to anticipate and implement innovations in technology and logistics in order to appeal to existing and potential customers who increasingly rely on multiple channels to meet their shopping needs; the failure of and risks related to the systems that operate our web infrastructure, websites and the related support systems, including computer viruses, theft of customer information, privacy concerns, telecommunication failures and electronic break-ins and similar disruptions.
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
Some of our competitors may have greater financial, marketing and other resources available and trends across our product categories may favor our competitors. We rely to a greater degree than some of our competitors on physical locations in shopping malls and centers and so declines in traffic to such locations may affect us more significantly than our competitors. Some of our competitors sell their products in stores that are located in the same shopping malls and centers as our stores. In addition to competing for sales, we compete for favorable site locations and lease terms in shopping malls and centers.
Increased competition, combined with declines in mall traffic, could result in price reductions, increased marketing expenditures and loss of pricing power and market share, any of which could have a material adverse effect on our results of operations, financial condition and cash flows.
Our ability to manage the life cycle of our brands and to remain current with fashion trends and launch new product lines successfully could impact the image and relevance of our brands.
Our success depends in part on management’s ability to effectively manage the life cycle of our brands and to anticipate and respond to changing fashion preferences and consumer demands and to translate market trends into appropriate, salable product offerings in advance of the actual time of sale to the customer. Customer demands and fashion trends change rapidly. If we are unable to successfully anticipate, identify or react to changing styles or trends or we misjudge the market for our products or any new product lines, our sales will be lower, potentially resulting in significant amounts of unsold finished goods inventory. In response, we may be forced to increase our marketing promotions or price markdowns. These risks could have a material adverse effect on our brand image and reputation as well as our results of operations, financial condition and cash flows.
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
We also rely upon third-party transportation providers for substantially all of our product shipments, including shipments to and from our distribution centers, to our stores and to our customers. Our utilization of these delivery services for shipments is subject to risks, including increases in labor costs and fuel prices, which would increase our shipping costs, and associate strikes and inclement weather, which may impact our transportation providers’ ability to provide delivery services that adequately meet our shipping needs.

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
Our dividend program requires the use of a portion of our cash flow. Our ability to pay dividends will depend on our ability to generate sufficient cash flows from operations in the future. This ability may be subject to certain economic, financial, competitive and other factors that are beyond our control. Our Board of Directors may, at its discretion, decrease the level of dividends or entirely discontinue the payment of dividends at any time. On November 19, 2018, our Board of Directors announced that it planned to reduce our annual ordinary dividend to $1.20 per share from $2.40 per share, beginning with the quarterly dividend paid in March 2019. Any failure to pay dividends after we have announced our intention to do so may negatively impact our reputation, investor confidence in us and our stock price.
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
Shareholder activism could cause us to incur significant expense, hinder execution of our business strategy and impact our stock price.
Shareholder activism, which can take many forms and arise in a variety of situations, could result in substantial costs and divert management’s and our board’s attention and resources from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our associates, customers or service providers and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.
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
Retained or contingent liabilities from businesses that we divest could adversely affect our financial results.
In the fourth quarter of 2018, we completed the sale of La Senza to an affiliate of Regent LP, a global private equity firm. As a result of this divestiture, we may incur unexpected contingent liabilities, including with respect to leases assumed by the buyer. Our divestiture activities may also present financial and operational risks. Those risks may include difficulties separating personnel, financial and other systems, and indemnities and potential disputes with the buyer of La Senza. Any of these factors could adversely affect our financial condition and results of operations.
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
It can be difficult to comply with sometimes conflicting regulations in local, national or foreign jurisdictions as well as new or changing regulations. Also, changes in such laws could make operating our business more expensive or require us to change the way we do business. For example, changes in product safety or other consumer protection laws could lead to increased costs for certain merchandise, or additional labor costs associated with readying merchandise for sale. It may be difficult for us to oversee regulatory changes impacting our business, and our responses to changes in the law could be costly and may negatively impact our operations.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of February 2, 2019:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Corporate, distribution and shipping	6,938,000
New York	Office, sourcing and product development/design	495,000
Kettering, Ohio	Call center	94,000
Montreal, Quebec, Canada	Office	60,000
Hong Kong	Office and sourcing	60,000
Mainland China	Office	35,000
Various international locations	Office and sourcing	160,000
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
As of February 2, 2019, we operate 2,717 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The store leases expire at various dates between 2019 and 2033.
Typically, when space is leased for a retail store in a mall or shopping center, we supply all improvements, including interior walls, floors, ceilings, fixtures and decorations. The cost of improvements varies widely, depending on the design, size and location of the store. In certain cases, the landlord of the property may provide an allowance to fund all or a portion of the cost of improvements, serving as a lease incentive. Rental terms for new locations usually include a fixed minimum rent plus a percentage of sales in excess of a specified amount. We usually pay certain operating costs such as common area maintenance, utilities, insurance and taxes. For additional information, see Note 17 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
International
Canada
We lease offices in the Montreal, Quebec, and Toronto, Ontario, areas.
As of February 2, 2019, we operate 147 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. These lease commitments consist of store leases with initial terms of 5 to 10 years expiring on various dates between 2019 and 2030.

United Kingdom / Ireland
As of February 2, 2019, we operate 26 retail stores in leased facilities in the U.K. and Ireland. These lease commitments consist of store leases with initial terms ranging from 10 to 35 years expiring on various dates between 2021 and 2045.
Greater China
We lease offices in Shanghai, Shenzhen and Hong Kong within Greater China.
As of February 2, 2019, we operate 53 retail stores in leased facilities in Greater China. These lease commitments consist of store leases with initial terms ranging from 3 to 15 years expiring on various dates between 2019 and 2032.
Other International
As of February 2, 2019, we also have global representation through stores operated by our partners:

•	383 Victoria’s Secret Beauty and Accessories stores in 70 countries;

•	235 Bath & Body Works stores in more than 30 countries;

•	47 Victoria's Secret stores in 21 countries; and

•	9 PINK stores in 4 countries.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock (“LB”) is traded on the NYSE. As of February 2, 2019, there were approximately 35,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 148,000.
The following table provides our quarterly market prices and cash dividends per share for 2018 and 2017:

	Market Price		Cash Dividend per Share
	High	Low
2018
Fourth quarter	$38.00	$23.71	$0.60
Third quarter	33.97	25.89	0.60
Second quarter	38.14	30.42	0.60
First quarter	51.13	33.88	0.60
2017
Fourth quarter	$63.10	$42.54	$0.60
Third quarter	46.66	35.00	0.60
Second quarter	55.98	43.35	0.60
First quarter	60.46	43.04	0.60
In November 2018, our Board of Directors reduced our annual ordinary dividend to $1.20 per share from $2.40 per share, beginning with the quarterly dividend paid in March 2019.

In February 2019, our Board of Directors declared our first quarter of 2019 dividend of $0.30 per share. This dividend was distributed on March 8, 2019 to shareholders of record at the close of business on February 22, 2019.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s ("S&P") 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (a) (b) (c) (d)
AMONG L BRANDS, INC., THE S&P 500 INDEX AND THE S&P RETAIL COMPOSITE INDEX
_______________

(a)	This table represents $100 invested in stock or in index at the closing price on February 1, 2014, including reinvestment of dividends.

(b)	The January 28, 2017 cumulative total return includes the $2 special dividend in March 2016.

(c)	The January 30, 2016 cumulative total return includes the $2 special dividend in March 2015.

(d)	The January 31, 2015 cumulative total return includes the $1 special dividend in March 2014.
The following table provides our repurchases of our common stock during the fourth quarter of 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2018	4	$33.64	—	$78,677
December 2018	4	28.58	—	78,677
January 2019	13	27.17	—	78,677
Total	21		—
 ________________

(a)
The total number of shares repurchased includes shares repurchased as part of publicly announced programs, with the remainder relating to shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 20 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	February 2, 2019	February 3, 2018 (a)	January 28, 2017	January 30, 2016	January 31, 2015
Summary of Operations	(in millions)
Net Sales	$13,237	$12,632	$12,574	$12,154	$11,454
Gross Profit	4,899	4,959	5,125	5,204	4,808
Operating Income (b)	1,237	1,728	2,003	2,192	1,953
Net Income (c)	644	983	1,158	1,253	1,042
	(as a percentage of net sales)
Gross Profit	37.0%	39.3%	40.8%	42.8%	42.0%
Operating Income	9.3%	13.7%	15.9%	18.0%	17.1%
Net Income	4.9%	7.8%	9.2%	10.3%	9.1%

Per Share Results
Net Income Per Basic Share	$2.33	$3.46	$4.04	$4.30	$3.57
Net Income Per Diluted Share	$2.31	$3.42	$3.98	$4.22	$3.50
Dividends Per Share	$2.40	$2.40	$4.40	$4.00	$2.36
Weighted Average Diluted Shares Outstanding (in millions)	279	287	291	297	298

Other Financial Information	(in millions)
Cash and Cash Equivalents	$1,413	$1,515	$1,934	$2,548	$1,681
Total Assets	8,090	8,149	8,170	8,493	7,476
Working Capital	1,274	1,262	1,451	2,281	1,520
Net Cash Provided by Operating Activities	1,377	1,406	1,990	2,027	1,877
Capital Expenditures	629	707	990	727	715
Long-term Debt	5,739	5,707	5,700	5,715	4,722
Other Long-term Liabilities	1,004	924	831	904	820
Shareholders’ Equity (Deficit)	(869)	(753)	(729)	(259)	18

Comparable Sales Increase (Decrease) (d)	3%	(3%)	2%	5%	4%
Comparable Store Sales Increase (Decrease) (d)	(1%)	(4%)	1%	5%	4%
Return on Average Assets	8%	12%	14%	16%	14%
Current Ratio	1.6	1.6	1.7	2.2	1.9

Stores and Associates at End of Year
Number of Stores (e)	2,943	3,075	3,074	3,005	2,969
Selling Square Feet (in thousands) (e)	12,396	12,656	12,395	11,902	11,536
Number of Associates	88,900	93,200	93,600	87,900	80,100
 ________________

(a)	The fiscal year ended February 3, 2018 ("2017") represents a 53-week fiscal year.

(b)	Operating income includes the effect of the following items:

(i)	In 2018, a $99 million loss on the sale of La Senza, an $81 million charge related to the impairment of certain Victoria's Secret store assets and $20 million of Henri Bendel closure costs.

(ii)	In 2016, a $35 million charge related to strategic actions at Victoria's Secret, including severance charges, fabric cancellations and the write-off of catalogue paper.

(c)	In addition to the items previously discussed in (b), net income includes the effect of the following items:

(i)	In 2017, a $92 million tax benefit related to changes in U.S. tax legislation partially offset by a $29 million loss associated with the early extinguishment of our 2019 Notes.

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
The effect of the items described in (b) and (c) above decreased earnings per share by $0.51 in 2018, and increased earnings per share by $0.22 in 2017, and $0.23 in 2016 and 2015.

(d)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2018, 2016, 2015 and 2014 were calculated on a 52-to-52-week basis, and the percentage change in comparable sales for 2017 was calculated on a 53-to-53-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

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
Executive Overview
We have a multi-year goal to grow our business and increase operating margins for our brands by focusing on these key business priorities:

•	Grow our business in North America;

•	Extend our brands internationally; and

•	Focus on the fundamentals of our business.
We also continue to focus on:

•	Attracting and retaining top talent;

•	Maintaining a strong cash and liquidity position while optimizing our capital structure; and

•	Returning value to our shareholders.

The following is a discussion regarding certain of our key business priorities:
Grow our business in North America
Our number one priority is improving performance at Victoria's Secret by staying close to our customer, improving our assortment and improving the customer experience in stores and online. We have new leaders at Victoria's Secret Lingerie and PINK, and we are looking at every aspect of our business: our marketing, brand positioning, internal talent, real estate portfolio, direct business and cost structure. We are focused on improving our merchandise assortment. We believe we have significant opportunities to improve our merchandise, making sure we have a robust product pipeline, fashion that our customers really want with high emotional content. We will also be expanding our assortment to include new and previously exited categories, but doing some things differently through new licensing opportunities in eyewear and swimwear.
The core of Bath & Body Works is its body care, home fragrance products, soaps and sanitizers which together make up the majority of sales and profits for the business. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. We will continue to invest in the White Barn concept, which continues to yield strong results. In 2019, we plan to increase our square footage at Bath & Body Works North America by about 3% through the opening of approximately 25 net new Bath & Body Works stores and the remodeling of existing stores.
Our Victoria’s Secret and Bath & Body Works direct businesses, with $2.5 billion in sales and operating margins in excess of 20%, are growing rapidly at a mid-to-high-teens rate. Our investment in technology and logistics will increase substantially in 2019 for initiatives supporting our direct businesses.
Extend our brands internationally
We believe there is substantial opportunity for international growth. We have separate, dedicated teams that have taken a methodical, "test and learn" approach to expansion. We expand our presence outside of North America by opening company-owned stores, as well as by increasing the number of stores operated by our international partners.

•
Victoria’s Secret International Stores — We have made significant progress in expanding Victoria's Secret internationally. During 2018, we opened eight new Victoria's Secret full-assortment stores in Greater China, bringing the total to 15. In 2019, we have plans to open three to five new Victoria's Secret full-assortment stores in Greater China.

Further, our partners opened 15 Victoria's Secret full-assortment and four PINK stores in 2018, bringing the totals to 47 Victoria's Secret full-assortment stores and nine PINK stores. There were notable openings in Australia, Costa Rica, Indonesia, Italy, Malaysia and Thailand. Our partners plan to open approximately 20 Victoria's Secret full-assortment stores and one or two PINK stores in 2019.

•
Victoria's Secret Beauty and Accessories Stores — During 2018, we opened nine net new Victoria's Secret Beauty and Accessories stores in Greater China, bringing the total to 38. In 2019, we expect to open six to ten net new Victoria's Secret Beauty and Accessories stores in Greater China. Additionally, our partners operate 383 Victoria's Secret Beauty and Accessories stores in 70 countries worldwide. These stores are located in local markets, airports and tourist destinations, and are focused on Victoria’s Secret branded beauty and accessory products.

•
Bath & Body Works International Stores — Our partners opened 50 net new Bath & Body Works stores in 2018, bringing the total in the Middle East, Latin America, Southeast Asia and Europe to 235. Our partners plan to open approximately 50 additional stores in 2019.

Focus on the fundamentals of our business
We are focused on the fundamentals of our business which include knowing our customers, focusing on core merchandise categories, inventory management, speed and agility, managing real estate and store selling and execution. In terms of speed and agility, we are focused on inventory discipline through lead-time reductions and in-season agility to increase sales and reduce promotional activity. In terms of real estate, we will continue to proactively and rigorously review our portfolio, and we will continue to open and close stores when we believe it makes sense to do so. Finally, we continue to optimize our store selling and execution by concentrating on a better store experience and developing, retaining and investing in talented, trained and productive store associates.
2018 Overview
Our performance continues to be mixed. Growth in operating income at Bath & Body Works was more than offset by a decline at Victoria’s Secret and Victoria's Secret and Bath & Body Works International. Our net sales increased $605 million to $13.237 billion driven by a comparable sales increase of 3%. Our operating income decreased $491 million to $1.237 billion, and our operating income rate decreased to 9.3% from 13.7%.

•
Victoria’s Secret has underperformed - major merchandise misses have resulted in increased promotion which negatively impacted margin rates. Victoria’s Secret segment comparable sales declined 2% for the year, and operating income declined 50%. By business unit:

◦
In Victoria’s Secret Lingerie, 2018 comparable sales declined in the low-single digit range. We are seeing some improved performance in our newer bra launches. However, growth in new styles has not been enough to offset the decline in older styles. We made a substantial investment in sleepwear for the Holiday season, and the category delivered strong growth over last year.

◦	PINK comparable sales declined in the mid-single digit range in 2018, as fashion misses in apparel drove a decline in performance.

◦	Victoria’s Secret Beauty, with improved fashion, delivered low-double digit comparable sales growth in 2018.

•
Bath & Body Works has an experienced team with strong merchandising skills. They have a close connection to the customer and a fast and agile supply chain, resulting in another record year, on top of a record 2017. In 2018, Bath & Body Works comparable sales increased 11%, and operating income increased 13%. Sales in the direct channel increased 30%. We ended the year with more than 600 newly remodeled stores, which include the White Barn store design. These stores are driving significant sales growth and, importantly, present a new, compelling store experience for customers.

•
Revenue in our Victoria's Secret and Bath & Body Works International segment increased by 20% in 2018, and operating income declined, as improved performance in our franchise businesses was offset by underperformance in the U.K. and our investment in China.

Our recent overall performance at Victoria's Secret has been below our expectations, and we are determined to do better. By executing our strategy, focusing on the fundamentals, staying close to our customers and leveraging the strength of our brands, we are focused on meeting or exceeding the expectations of our stakeholders - customers, associates and shareholders.
At the end of the year, we made significant changes in our business to focus resources on core categories to enhance performance and accelerate growth. These actions include:

◦	Closing Henri Bendel;

◦	Selling the La Senza business; and

◦	Reducing our regular dividend to reduce debt levels.
We believe these decisions will strengthen our company.
For additional information related to our 2018 financial performance, see “Results of Operations – 2018 Compared to 2017.”
We are committed to returning value to our shareholders. During 2018, we paid $666 million in dividends and repurchased $196 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs. Since 2000, we have returned approximately $21 billion to shareholders through dividends and share repurchases.

Adjusted Financial Information

In addition to our results provided in accordance with GAAP above and throughout this Form 10-K, provided below are non-GAAP measurements which present operating income, net income and earnings per share in 2018, 2017 and 2016 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

(in millions, except per share amounts)	2018	2017	2016
Detail of Special Items included in Operating Income - Income (Expense)
Loss on Divestiture of La Senza (a)	$(99)	$—	$—
Victoria's Secret Store Asset Impairment (b)	(81)	—	—
Henri Bendel Closure Costs (c)	(20)	—	—
Victoria's Secret Restructuring (d)	—	—	(35)
Total Special Items included in Operating Income	$(200)	$—	$(35)

Detail of Special Items included in Other Income (Loss) - Income (Loss)
Loss on Extinguishment of Debt (e)	$—	$(45)	$(36)
Gain on Distribution from Easton Town Center, LLC (f)	—	—	108
Total Special Items included in Other Income (Loss)	$—	$(45)	$72

Detail of Special Items included in Provision for Income Taxes - Benefit (Provision)
Tax Benefit related to Changes in U.S. Tax Legislation (g)	$—	$92	$—
Tax Benefit from the Settlement of a Discrete Tax Matter (h)	—	—	42
Tax Effect of Special Items included in Operating Income and Other Income (Loss)	58	16	(11)
Total Special Items included in Provision for Income Taxes	$58	$108	$31

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$1,237	$1,728	$2,003
Special Items included in Operating Income	200	—	35
Adjusted Operating Income	$1,437	$1,728	$2,037

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$644	$983	$1,158
Special Items included in Net Income	142	(63)	(68)
Adjusted Net Income	$786	$920	$1,090

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$2.31	$3.42	$3.98
Special Items included in Earnings Per Diluted Share	0.51	(0.22)	(0.23)
Adjusted Earnings Per Diluted Share	$2.82	$3.20	$3.74
 ________________

(a)
In the fourth quarter of 2018, we recognized a $99 million ($55 million after-tax) loss on the sale of La Senza. For additional information see Note 6, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.

(b)
In the third quarter of 2018, we recognized an $81 million ($73 million after-tax) impairment charge related to certain Victoria's Secret store assets. For additional information see Note 8, "Property and Equipment, Net" included in Item 8. Financial Statements and Supplementary Data.

(c)
In the third quarter of 2018, we recognized $20 million ($15 million after-tax) of closure costs related to the closure of the Henri Bendel business. For additional information see Note 6, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.

(d)
In the first quarter of 2016, we made strategic changes within the Victoria’s Secret segment designed to focus the brand on its core merchandise categories and streamline operations. As a result of these changes, we recorded charges related to severance and related costs, fabric cancellations and catalogue paper write-offs. For additional information see Note 6, "Restructuring Activities" included in Item 8. Financial Statements and Supplementary Data.

(e)
In the fourth quarter of 2017, we redeemed our $500 million 8.50% Senior Unsecured Notes due June 2019 resulting in a pre-tax loss on extinguishment of $45 million (after-tax loss of $29 million). In the second quarter of 2016, we redeemed our $700 million 6.90% Senior Unsecured Notes due July 2017 resulting in a pre-tax loss on extinguishment of $36 million (after-tax loss of $22 million). For additional information see Note 13, "Long-term Debt and Borrowing Facilities" included in Item 8. Financial Statements and Supplementary Data.

(f)
In the second quarter of 2016, we received a $124 million cash distribution from Easton Town Center, LLC resulting in a pre-tax gain of $108 million (after-tax gain of $70 million). For additional information see Note 10, "Equity Investments" included in Item 8. Financial Statements and Supplementary Data.

(g)
In the fourth quarter of 2017, we recorded a $92 million tax benefit related to changes in U.S. tax legislation. For additional information see Note 12, "Income Taxes" included in Item 8. Financial Statements and Supplementary Data.

(h)
In the fourth quarter of 2016, we recorded a $42 million tax benefit related to the favorable resolution of a discrete income tax matter. For additional information see Note 12, "Income Taxes" included in Item 8. Financial Statements and Supplementary Data.

2019 Outlook
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
Company-Owned Store Data
The following table compares 2018 company-owned store data to the comparable periods for 2017 and 2016:

				% Change
	2018	2017	2016	2018	2017
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$757	$784	$844	(3%)	(7%)
Bath & Body Works U.S.	891	844	831	6%	2%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$4,880	$5,003	$5,288	(2%)	(5%)
Bath & Body Works U.S.	2,279	2,107	2,010	8%	5%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,484	6,415	6,349	1%	1%
Bath & Body Works U.S.	2,585	2,532	2,459	2%	3%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	7,119	7,210	7,181	(1%)	—%
Bath & Body Works U.S.	4,185	4,032	3,912	4%	3%

The following table represents company-owned store data for 2018:

	Stores Operating at				Stores Operating at
	February 3, 2018	Opened	Closed	Sold (a)	February 2, 2019
Victoria’s Secret U.S.	1,124	3	(29)	—	1,098
Victoria’s Secret Canada	46	—	(1)	—	45
Total Victoria's Secret	1,170	3	(30)	—	1,143
Bath & Body Works U.S.	1,592	54	(27)	—	1,619
Bath & Body Works Canada	102	1	(1)	—	102
Total Bath & Body Works	1,694	55	(28)	—	1,721
Victoria's Secret U.K. / Ireland	24	2	—	—	26
Victoria's Secret Beauty and Accessories	29	13	(4)	—	38
Victoria's Secret China	7	8	—	—	15
Total Victoria's Secret and Bath & Body Works International	60	23	(4)	—	79
Henri Bendel	27	—	(27)	—	—
La Senza U.S.	5	7	—	(12)	—
La Senza Canada	119	—	(1)	(118)	—
Total L Brands Stores	3,075	88	(90)	(130)	2,943
_______________
(a)    Relates to the divestiture of La Senza. For additional information see Note 6, "Restructuring Activities"
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
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 5, "Acquisition" included in Item 8. Financial Statements and Supplementary Data.
Noncompany-Owned Store Data
The following table represents noncompany-owned store data for 2018:

	Stores Operating at				Stores Operating at
	February 3, 2018	Opened	Closed	Sold (a)	February 2, 2019
Victoria’s Secret Beauty & Accessories	397	32	(46)	—	383
Victoria's Secret	37	19	—	—	56
Bath & Body Works	185	56	(6)	—	235
La Senza	194	2	(17)	(179)	—
Total	813	109	(69)	(179)	674
_______________
(a)    Relates to the divestiture of La Senza. For additional information see Note 6, "Restructuring Activities"
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
_______________
(a)    Relates to the acquisition of Victoria's Secret Beauty and Accessories franchise stores in Greater China. For additional information see Note 5, "Acquisition" included in Item 8. Financial Statements and Supplementary Data.

Results of Operations—2018 Compared to 2017
We utilize the retail calendar for reporting. As such, the results for 2018 represent the 52-week period ended February 2, 2019, and the results for 2017 represent the 53-week period ended February 3, 2018.
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2018 in comparison to 2017:

			Operating Income Rate
	2018	2017	2018	2017
	(in millions)
Victoria’s Secret	$462	$932	6.3%	12.6%
Bath & Body Works	1,077	953	23.3%	23.0%
Victoria's Secret and Bath & Body Works International	(37)	5	(6.2%)	1.0%
Other (a)	(265)	(162)	(42.5%)	(27.1%)
Total Operating Income	$1,237	$1,728	9.3%	13.7%
 ________________

(a)	Includes Mast Global, Henri Bendel, Corporate and La Senza results prior to January 6, 2019.
For 2018, operating income decreased $491 million to $1.237 billion, and the operating income rate decreased to 9.3% from 13.7%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2018 in comparison to 2017:

	2018	2017	% Change
	(in millions)
Victoria’s Secret Stores (a)	$5,628	$5,879	(4%)
Victoria’s Secret Direct	1,747	1,508	16%
Total Victoria’s Secret	7,375	7,387	—%
Bath & Body Works Stores (a)	3,907	3,589	9%
Bath & Body Works Direct	724	559	30%
Total Bath & Body Works	4,631	4,148	12%
Victoria's Secret and Bath & Body Works International	605	502	20%
Other (b)	626	595	5%
Total Net Sales	$13,237	$12,632	5%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, Henri Bendel and La Senza results prior to January 6, 2019.

The following table provides a reconciliation of net sales for 2017 to 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total

2017 Net Sales	$7,387	$4,148	$502	$595	$12,632
Comparable Store Sales	(318)	256	(31)	6	(87)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(58)	67	93	(25)	77
Foreign Currency Translation	(4)	(5)	2	(3)	(10)
Direct Channels	181	165	28	13	387
Private Label Credit Card	187	—	—	—	187
International Wholesale, Royalty and Other	—	—	11	40	51
2018 Net Sales	$7,375	$4,631	$605	$626	$13,237

The following table compares 2018 comparable sales to 2017:

	2018	2017
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(2%)	(8%)
Bath & Body Works (b)	11%	5%
Total Comparable Sales	3%	(3%)

Comparable Store Sales (a)
Victoria’s Secret (b)	(6%)	(8%)
Bath & Body Works (b)	8%	2%
Total Comparable Store Sales	(1%)	(4%)
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2018 was calculated on a 52-to-52-week basis, and the percentage change in comparable sales for 2017 was calculated on a 53-to-53-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For 2018, net sales decreased $12 million to $7.375 billion; comparable sales decreased 2%; and comparable store sales decreased 6%. PINK comparable sales decreased in the mid-single digit range, primarily driven by merchandise performance in apparel and the exit of swim. Victoria's Secret Lingerie comparable sales decreased in the low-single digit range, primarily driven by declines in unconstructed and sport bras, due to merchandise performance and category resets, partially offset by increases in sleep and panties. Victoria's Secret Beauty comparable sales increased low-double digits, driven by the merchandise assortment. Additionally, net sales increased as a result of the change in presentation for income received from our Victoria's Secret private label credit card arrangement.
The decrease in comparable store sales was driven by lower average unit retail and reduced traffic.

Bath & Body Works
For 2018, net sales increased $483 million to $4.631 billion; comparable sales increased 11%; and comparable store sales increased 8%. Net sales increased in most categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average dollar sales and conversion.
Victoria's Secret and Bath & Body Works International
For 2018, net sales increased $103 million to $605 million due to new company-owned Victoria's Secret stores, direct channel growth in Greater China and additional stores opened by our partners.
Other
For 2018, net sales increased $31 million to $626 million primarily due to an increase in wholesale sales to our international partners, partially offset by a decline in La Senza as we divested this business on January 6, 2019.
Gross Profit
For 2018, our gross profit decreased $60 million to $4.899 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 37.0% from 39.3% primarily as a result of:
Victoria’s Secret
For 2018, the gross profit decrease was driven by lower merchandise margin dollars related to the decrease in net sales, increased promotional activity to drive traffic and clear inventory, $70 million of store asset impairment charges related to certain stores in the U.S. and Canada and increased distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotional activity and the store asset impairment charges.
Bath & Body Works
For 2018, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales and reduced promotional activity, partially offset by higher occupancy expenses due to higher distribution and fulfillment expenses related to higher direct channel sales and investments in store real estate.
The gross profit rate increase was driven by lower promotional activity.
Victoria's Secret and Bath & Body Works International
For 2018, the gross profit decrease was primarily driven by $31 million of store asset impairment charges related to certain Victoria's Secret stores in the U.K. and higher occupancy expenses due to investments in store real estate in Greater China, partially offset by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners.
The gross profit rate decrease was driven by the store asset impairment charges and investments in store real estate.
General, Administrative and Store Operating Expenses
For 2018, our general, administrative and store operating expenses increased $332 million to $3.563 billion driven by the change in presentation for income received from our Victoria's Secret private label credit card arrangement, incremental wage investments, higher selling expenses related to higher sales volumes at Bath & Body Works and new company-owned stores in Greater China.
The general, administrative and store operating expense rate increased to 26.9% from 25.6% due to the presentation change for income received from our Victoria's Secret private label credit card and incremental wage investments.
Loss on Divestiture of La Senza
In 2018, we recognized a pre-tax loss on the sale of La Senza of $99 million, primarily related to the recognition of $45 million of accumulated translation adjustments, as well as the loss related to the transfer of the net working capital and long-lived store assets to the buyer.

Other Income and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2018 and 2017:

	2018	2017
Average daily borrowings (in millions)	$5,853	$5,827
Average borrowing rate (in percentages)	6.6%	7.0%

For 2018, our interest expense decreased $21 million to $385 million due to a lower average borrowing rate partially offset by higher average daily borrowings.
Other Income (Loss)
For 2018, our other income (loss) increased $15 million to $5 million of income primarily driven by a $45 million pre-tax loss on extinguishment of the 2019 Notes recognized in 2017, partially offset by fewer distributions received from our Easton investments and the negative impacts of foreign exchange.
Provision for Income Taxes
For 2018, our effective tax rate decreased to 24.9% from 25.1%. The 2018 rate was lower than our combined estimated federal and state statutory rate primarily due to the tax effects of the divestiture of the La Senza business. The 2017 rate was lower than our combined estimated federal and state statutory rate primarily due to the benefit related to changes in U.S. tax legislation.
Results of Operations—Fourth Quarter of 2018 Compared to Fourth Quarter of 2017
We utilize the retail calendar for reporting. As such, the results for the fourth quarter of 2018 represent the 13-week period ended February 2, 2019, and the results for the fourth quarter of 2017 represent the 14-week period ended February 3, 2018.
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2018 in comparison to the fourth quarter of 2017:

	Fourth Quarter		Operating Income Rate
	2018	2017	2018	2017
	(in millions)
Victoria’s Secret	$301	$457	11.9%	17.1%
Bath & Body Works	607	557	31.1%	31.0%
Victoria's Secret and Bath & Body Works International	19	4	9.8%	2.3%
Other (a)	(127)	(31)	(71.0%)	(16.1%)
Total Operating Income	$800	$987	16.5%	20.5%
 ________________

(a)	Includes Mast Global, Henri Bendel, Corporate and La Senza results prior to January 6, 2019.
For the fourth quarter of 2018, operating income decreased $187 million to $800 million, and the operating income rate decreased to 16.5% from 20.5%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the fourth quarter of 2018 in comparison to the fourth quarter of 2017:

Fourth Quarter	2018	2017	% Change
	(in millions)
Victoria’s Secret Stores (a)	$1,849	$2,038	(9%)
Victoria’s Secret Direct	683	631	8%
Total Victoria’s Secret	2,532	2,669	(5%)
Bath & Body Works Stores (a)	1,626	1,545	5%
Bath & Body Works Direct	325	249	30%
Total Bath & Body Works	1,951	1,794	9%
Victoria's Secret and Bath & Body Works International	190	170	12%
Other (b)	179	190	(6%)
Total Net Sales	$4,852	$4,823	1%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, Henri Bendel and La Senza results prior to January 6, 2019.
The following table provides a reconciliation of net sales for the fourth quarter of 2018 to the fourth quarter of 2017:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2017 Net Sales	$2,669	$1,794	$170	$190	$4,823
Comparable Store Sales	(135)	109	(7)	5	(28)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(95)	(23)	23	(22)	(117)
Foreign Currency Translation	(4)	(5)	(5)	(3)	(17)
Direct Channels	29	76	7	6	118
Private Label Credit Card Income	68	—	—	—	68
International, Wholesale, Royalty and Other	—	—	2	3	5
2018 Net Sales	$2,532	$1,951	$190	$179	$4,852

The following table compares fourth quarter of 2018 comparable sales to fourth quarter of 2017:

Fourth Quarter	2018	2017
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(3%)	(1%)
Bath & Body Works (b)	12%	6%
Total Comparable Sales	3%	2%

Comparable Store Sales (a)
Victoria’s Secret (b)	(7%)	(6%)
Bath & Body Works (b)	8%	4%
Total Comparable Store Sales	(1%)	(2%)
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales are calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2018 was calculated on a 13-to-13-week basis, and the percentage change in comparable sales for 2017 was calculated on a 14-to-14-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2018, net sales decreased $137 million to $2.532 billion; comparable sales decreased 3%; and comparable store sales decreased 7%. PINK comparable sales decreased in the low-double digit range, primarily driven by merchandise performance in apparel. Victoria's Secret Lingerie comparable sales were about flat, primarily driven by declines in intimate apparel, due to merchandise performance and category resets, offset by an increase in sleep. Victoria's Secret Beauty comparable sales increased in the mid-single digit range, driven by the merchandise assortment. Additionally, net sales increased as a result of the change in presentation for income received from our Victoria's Secret private label credit card arrangement.
The decrease in comparable store sales was driven by lower average unit retail and reduced traffic.
Bath & Body Works
For the fourth quarter of 2018, net sales increased $157 million to $1.951 billion; comparable sales increased 12%; and comparable store sales increased 8%. Net sales increased in most categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable store sales was driven by higher average dollar sales and conversion.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2018, net sales increased $20 million to $190 million, due to new company-owned Victoria's Secret stores, direct channel growth in Greater China and additional stores opened by our partners. These increases were partially offset by a decline at Victoria's Secret U.K.
Other
For the fourth quarter of 2018, net sales decreased $11 million to $179 million due to declines in La Senza and Henri Bendel as we divested La Senza and closed Henri Bendel in the quarter.
Gross Profit
For the fourth quarter of 2018, our gross profit decreased $72 million to $1.968 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 40.6% from 42.3% primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2018, the gross profit decrease was driven by lower merchandise margin dollars related to the decrease in net sales, increased promotional activity to drive traffic and clear inventory and due to $20 million of store asset impairment charges related to certain stores in the U.S.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotional activity and the store asset impairment charges.
Bath & Body Works
For the fourth quarter of 2018, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales and reduced promotional activity, partially offset by higher occupancy expenses due to higher distribution and fulfillment expenses related to higher direct channel sales and investments in store real estate.
The gross profit rate increase was driven by lower promotional activity.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2018, the gross profit increase was driven by higher merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners.
The gross profit rate increase was driven by buying and occupancy leverage on higher net sales.

General, Administrative and Store Operating Expenses
For the fourth quarter of 2018, our general, administrative and store operating expenses increased $16 million to $1.069 billion primarily driven by the change in presentation for income received from our Victoria's Secret private label credit card arrangement, incremental wage investments and higher selling expenses related to higher sales volumes at Bath & Body Works, partially offset by lower selling expenses and fashion show costs at Victoria's Secret.
The general, administrative and store operating expense rate increased to 22.0% from 21.8% due to the presentation change for income received from our Victoria's Secret private label credit card and incremental wage investments.
Loss on Divestiture of La Senza
In the fourth quarter of 2018, we recognized a pre-tax loss on the sale of La Senza of $99 million, primarily related to the recognition of $45 million of accumulated translation adjustments, as well as the loss related to the transfer of the net working capital and long-lived store assets to the buyer.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2018 and 2017:

Fourth Quarter	2018	2017
Average daily borrowings (in millions)	$5,880	$5,893
Average borrowing rate (in percentages)	6.4%	6.9%

For the fourth quarter of 2018, our interest expense decreased $13 million to $93 million due to a lower average borrowing rate and lower average daily borrowings.
Other Income (Loss)
For the fourth quarter of 2018, our other income (loss) increased $42 million to $4 million of income primarily driven by a $45 million pre-tax loss on extinguishment of the 2019 Notes recognized in the fourth quarter of 2017.
Provision for Income Taxes
For the fourth quarter of 2018, our effective tax rate increased to 24.0% from 21.1%. The 2018 rate was lower than our combined estimated federal and state statutory rate primarily due to the tax effects of the divestiture of the La Senza business. The 2017 rate was lower than our combined estimated federal and state statutory rate primarily due to the benefit related to changes in U.S. tax legislation.
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
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2017 in comparison to 2016:

			Operating Income Rate
	2017	2016	2017	2016
	(in millions)
Victoria’s Secret	$932	$1,173	12.6%	15.1%
Bath & Body Works	953	907	23.0%	23.6%
Victoria's Secret and Bath & Body Works International	5	40	1.0%	9.4%
Other (a)	(162)	(117)	(27.1%)	(22.6%)
Total Operating Income	$1,728	$2,003	13.7%	15.9%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.

For 2017, operating income decreased $275 million to $1.728 billion, and the operating income rate decreased to 13.7% from 15.9%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for 2017 in comparison to 2016:

	2017	2016	% Change
	(in millions)
Victoria’s Secret Stores (a)	$5,879	$6,199	(5%)
Victoria’s Secret Direct	1,508	1,582	(5%)
Total Victoria’s Secret	7,387	7,781	(5%)
Bath & Body Works Stores (a)	3,589	3,400	6%
Bath & Body Works Direct	559	452	24%
Total Bath & Body Works	4,148	3,852	8%
Victoria's Secret and Bath & Body Works International	502	423	19%
Other (b)	595	518	15%
Total Net Sales	$12,632	$12,574	—%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for 2016 to 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total

2016 Net Sales	$7,781	$3,852	$423	$518	$12,574
Comparable Store Sales	(472)	73	(15)	(7)	(421)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	146	110	64	3	323
Foreign Currency Translation	6	6	(3)	5	14
Direct Channels	(74)	107	25	13	71
International Wholesale, Royalty and Other	—	—	8	63	71
2017 Net Sales	$7,387	$4,148	$502	$595	$12,632

The following table compares 2017 comparable sales to 2016:

	2017	2016
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(8%)	—%
Bath & Body Works (b)	5%	6%
Total Comparable Sales	(3%)	2%

Comparable Store Sales (a)
Victoria’s Secret (b)	(8%)	(1%)
Bath & Body Works (b)	2%	3%
Total Comparable Store Sales	(4%)	1%
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales are calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2017 was calculated on a 53-to-53-week basis, and the percentage change in comparable sales for 2016 was calculated on a 52-to-52-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For 2017, net sales decreased $394 million to $7.387 billion; comparable sales and comparable store sales both decreased 8%. Net sales decreased primarily due to strategic decisions to exit the swim and apparel categories, a decline in core bra sales and a decline in panties as we reposition the category. These results were partially offset by increases in PINK, sport and beauty driven by merchandise assortment that incorporated newness, innovation and fashion.
The decrease in comparable store sales was driven primarily by a decrease in total transactions due to reduced traffic, impacted significantly by the exit of certain categories.
Bath & Body Works
For 2017, net sales increased $296 million to $4.148 billion; comparable sales increased 5%; and comparable store sales increased 2%. Net sales increased in the home fragrance and body care categories, which incorporated newness, innovation and fashion.
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
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2017 in comparison to the fourth quarter of 2016:

	Fourth Quarter		Operating Income Rate
	2017	2016	2017	2016
	(in millions)
Victoria’s Secret	$457	$494	17.1%	19.1%
Bath & Body Works	557	502	31.0%	31.0%
Victoria's Secret and Bath & Body Works International	4	10	2.3%	8.3%
Other (a)	(31)	(18)	(16.1%)	(11.7%)
Total Operating Income	$987	$988	20.5%	22.0%
 ________________

(a)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
For the fourth quarter of 2017, operating income decreased $1 million to $987 million, and the operating income rate decreased to 20.5% from 22.0%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for the fourth quarter of 2017 in comparison to the fourth quarter of 2016:

Fourth Quarter	2017	2016	% Change
	(in millions)
Victoria’s Secret Stores (a)	$2,038	$2,063	(1%)
Victoria’s Secret Direct	631	526	20%
Total Victoria’s Secret	2,669	2,589	3%
Bath & Body Works Stores (a)	1,545	1,422	9%
Bath & Body Works Direct	249	198	26%
Total Bath & Body Works	1,794	1,620	11%
Victoria's Secret and Bath & Body Works International	170	124	37%
Other (b)	190	156	21%
Total Net Sales	$4,823	$4,489	7%
 ________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes Mast Global, La Senza, Henri Bendel and Corporate.
The following table provides a reconciliation of net sales for the fourth quarter of 2017 to the fourth quarter of 2016:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2016 Net Sales	$2,589	$1,620	$124	$156	$4,489
Comparable Store Sales	(116)	52	(8)	(2)	(74)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	87	66	24	3	180
Foreign Currency Translation	4	5	5	3	17
Direct Channels	105	51	14	6	176
International, Wholesale, Royalty and Other	—	—	11	24	35
2017 Net Sales	$2,669	$1,794	$170	$190	$4,823

The following table compares fourth quarter of 2017 comparable sales to fourth quarter of 2016:

Fourth Quarter	2017	2016
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(1%)	(3%)
Bath & Body Works (b)	6%	5%
Total Comparable Sales	2%	—%

Comparable Store Sales (a)
Victoria’s Secret (b)	(6%)	(2%)
Bath & Body Works (b)	4%	2%
Total Comparable Store Sales	(2%)	—%
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open or owned 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales are calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2017 was calculated on a 14-to-14-week basis, and the percentage change in comparable sales for 2016 was calculated on a 13-to-13-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2017, net sales increased $80 million to $2.669 billion; comparable sales decreased 1%; and comparable store sales decreased 6%. Net sales increased in PINK, beauty and sport apparel driven by merchandise assortment that incorporated newness, innovation and fashion. These results were partially offset by a decrease in lingerie sales driven by a decline in unconstructed and sport bra performance.
The decrease in comparable store sales was driven primarily by lower traffic and lower average unit retail.
Bath & Body Works
For the fourth quarter of 2017, net sales increased $174 million to $1.794 billion; comparable sales increased 6%; and comparable store sales increased 4%. Net sales increased in the home fragrance and body care categories, which incorporated newness, innovation and fashion.
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

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. The majority of our cash and cash equivalents were held by domestic subsidiaries as of February 2, 2019. Our cash and cash equivalents held by foreign subsidiaries were $413 million as of February 2, 2019.
We are committed to returning value to our shareholders. During 2018, we paid $666 million in dividends and repurchased $196 million of our common stock. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs.

The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990
$956 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	952	994
$780 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	776	994
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	495
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	337	398
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 ("2027 Notes")	273	—
Secured Foreign Facilities	91	1
Total Senior Debt with Subsidiary Guarantee	$5,106	$5,062
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297
Unsecured Foreign Facilities	60	87
Total Senior Debt	$705	$732
Total	$5,811	$5,794
Current Debt	(72)	(87)
Total Long-term Debt, Net of Current Portion	$5,739	$5,707
Exchange of Notes
In June 2018, we completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC 470, Debt, and no gain or loss was recognized. The exchange premium will be amortized through the maturity date of January 2027 and is included within Long-term Debt on the February 2, 2019 Consolidated Balance Sheet. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (the “Guarantors”).
Issuance of Notes
In January 2018, we issued $500 million of 5.25% notes due in February 2028. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of February 2028 and are included within Long-term Debt on the Consolidated Balance Sheets.
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

The Secured Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is the

London Interbank Offered Rate ("LIBOR") plus 1.50% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.50% per annum.

The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Secured Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of February 2, 2019, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.

During 2018, we borrowed, and made payments of, $92 million under the Secured Revolving Facility. As of February 2, 2019, there were no borrowings outstanding under the Secured Revolving Facility.

The Secured Revolving Facility supports our letter of credit program. We had $9 million of outstanding letters of credit as of February 2, 2019 that reduced our remaining availability under the Secured Revolving Facility.
Secured Foreign Facilities
We and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities ("Secured Foreign Facilities") used by certain of our Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2018, we borrowed $107 million and made payments of $17 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2018 was $99 million. Borrowings on the Secured Foreign Facilities mature between February 2019 and May 2022. As of February 2, 2019, borrowings of $12 million are included within Current Debt on the Consolidated Balance Sheet and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
We guarantee unsecured revolving and term loan bank facilities ("Unsecured Foreign Facilities") used by certain of our Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2018, we borrowed $65 million and made payments of $92 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2018 was $90 million. Borrowings on the Unsecured Foreign Facilities mature between March 2019 and December 2019. As of February 2, 2019, borrowings of $60 million are included within Current Debt on the Consolidated Balance Sheet.

Working Capital and Capitalization

We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of February 2, 2019, February 3, 2018 and January 28, 2017:

	February 2, 2019	February 3, 2018	January 28, 2017
	(in millions)
Net Cash Provided by Operating Activities	$1,377	$1,406	$1,990
Capital Expenditures	629	707	990
Working Capital	1,274	1,262	1,451
Capitalization:
Long-term Debt	5,739	5,707	5,700
Shareholders’ Equity (Deficit)	(869)	(753)	(729)
Total Capitalization	$4,870	$4,954	$4,971
Remaining Amounts Available Under Credit Agreements (a)	$991	$991	$992
 ________________

(a)
Letters of credit issued reduce our remaining availability under the Secured Revolving Facility. We had outstanding letters of credit that reduce our remaining availability under the Secured Revolving Facility of $9 million as of February 2, 2019 and February 3, 2018, and $8 million as of January 28, 2017.

The following table provides certain measures of liquidity and capital resources as of February 2, 2019, February 3, 2018 and January 28, 2017:

	February 2, 2019	February 3, 2018	January 28, 2017
Debt-to-capitalization Ratio (a)	118%	115%	115%
Cash Flow to Capital Investment	219%	199%	201%
________________

(a)	Long-term debt divided by total capitalization.
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
The following table provides our credit ratings as of February 2, 2019:

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
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during fiscal 2018, 2017 and 2016:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2018	2017	2016	2018	2017	2016
	(in millions)	(in thousands)			(in millions)
March 2018	$250	4,852	NA	NA	$171	NA	NA	$35.29
September 2017	250	527	3,858	NA	25	$202	NA	$51.72
February 2017	250	NA	5,500	NA	NA	240	NA	$43.57
February 2016	500	NA	51	5,719	NA	3	$438	$76.47
Total		5,379	9,409	5,719	$196	$445	$438

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
The March 2018 repurchase program had $79 million remaining as of February 2, 2019.
There were $2 million of share repurchases reflected in Accounts Payable on the February 3, 2018 Consolidated Balance Sheet.
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
Under the authority and declaration of our Board of Directors, we paid the following dividends during fiscal 2018, 2017 and 2016:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2018
Fourth Quarter	$0.60	$—	$0.60	$166
Third Quarter	0.60	—	0.60	165
Second Quarter	0.60	—	0.60	167
First Quarter	0.60	—	0.60	168
2018 Total	$2.40	$—	$2.40	$666
2017
Fourth Quarter	$0.60	$—	$0.60	$170
Third Quarter	0.60	—	0.60	172
Second Quarter	0.60	—	0.60	172
First Quarter	0.60	—	0.60	172
2017 Total	$2.40	$—	$2.40	$686
2016
Fourth Quarter	$0.60	$—	$0.60	$172
Third Quarter	0.60	—	0.60	173
Second Quarter	0.60	—	0.60	173
First Quarter	0.60	2.00	2.60	750
2016 Total	$2.40	$2.00	$4.40	$1,268
In November 2018, our Board of Directors reduced our annual ordinary dividend to $1.20 per share from $2.40 per share, beginning with the quarterly dividend paid in March 2019.
Subsequent to February 2, 2019, our Board of Directors declared the first quarter of 2019 ordinary dividend of $0.30 per share.

Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017:

	2018	2017	2016
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,515	$1,934	$2,548
Net Cash Flows Provided by Operating Activities	1,377	1,406	1,990
Net Cash Flows Used for Investing Activities	(609)	(698)	(833)
Net Cash Flows Used for Financing Activities	(872)	(1,127)	(1,765)
Effects of Exchange Rate Changes on Cash	2	—	(6)
Net Decrease in Cash and Cash Equivalents	(102)	(419)	(614)
Cash and Cash Equivalents, End of Year	$1,413	$1,515	$1,934

Operating Activities
Net cash provided by operating activities in 2018 was $1.377 billion, including net income of $644 million. Net income included depreciation of $590 million, long-lived store asset impairment charges of $101 million, loss on divestiture of La Senza of $99 million, share-based compensation expense of $97 million and deferred income tax benefit of $52 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow of $113 million associated with a decrease in income taxes payable.
Net cash provided by operating activities in 2017 was $1.406 billion, including net income of $983 million. Net income included depreciation of $571 million, deferred income tax benefit of $108 million, share-based compensation expense of $102 million, loss on extinguishment of debt of $45 million and gains on distributions from Easton investments of $20 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow of $137 million associated with an increase in inventory.
Net cash provided by operating activities in 2016 was $1.990 billion, including net income of $1.158 billion. Net income included depreciation of $518 million, deferred income tax expense of $110 million, gains on distributions from Easton investments of $112 million, share-based compensation expense of $96 million and loss on extinguishment of debt of $36 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was an increase in operating cash flow of $117 million associated with an increase in income taxes payable.
Investing Activities
Net cash used for investing activities in 2018 was $609 million consisting primarily of $629 million of capital expenditures partially offset by a $16 million return of capital from Easton investments. The capital expenditures included $487 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Net cash used for investing activities in 2017 was $698 million consisting primarily of $707 million of capital expenditures and purchase of marketable securities of $10 million, partially offset by a $29 million return of capital from Easton investments. The capital expenditures included $601 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
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
We anticipate spending approximately $600 million for capital expenditures in 2019 relating to remodeling and improving existing stores and opening new stores, as well as investments in technology and logistics for initiatives supporting our direct businesses and other retail capabilities.

Financing Activities
Net cash used for financing activities in 2018 was $872 million consisting primarily of quarterly dividend payments totaling $2.40 per share, or $666 million, payments for repurchases of common stock of $198 million and payment of long-term debt related to our exchange of notes of $52 million, partially offset by $63 million of net new borrowings under our foreign facilities.
Net cash used for financing activities in 2017 was $1.127 billion consisting primarily of quarterly dividend payments totaling $2.40 per share, or $686 million, $540 million to redeem our 2019 Notes, repurchases of common stock of $446 million and tax payments related to share-based awards of $32 million. These were partially offset by the net proceeds of $495 million from the 2028 Notes issuance, $52 million of net new borrowings under our foreign facilities and proceeds from the exercise of stock options of $38 million.
Net cash used for financing activities in 2016 was $1.765 billion consisting primarily of quarterly and special dividend payments totaling $4.40 per share, or $1.268 billion, $742 million to redeem our 2017 Notes, repurchases of common stock of $435 million and tax payments related to share-based awards of $58 million. These were partially offset by the net proceeds of $692 million from the 2036 Notes issuance, $29 million of net new borrowings under our foreign facilities and proceeds from the exercise of stock options of $20 million.
Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of February 2, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$9,532	$439	$1,793	$2,020	$5,280	$—
Operating Lease Obligations (b)	4,808	698	1,306	1,066	1,738	—
Purchase Obligations (c)	1,165	1,110	48	5	2	—
Other Liabilities (d)	462	92	14	5	31	320
Total	$15,967	$2,339	$3,161	$3,096	$7,051	$320
________________

(a)
Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through February 2, 2019. For additional information, see Note 13 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(b)
Operating lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 17 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(c)
Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(d)
Other liabilities primarily include future payments relating to our nonqualified supplemental retirement plan of $278 million which have been reflected under “Other” as the timing of these future payments is not known until an associate leaves the Company or otherwise requests an in-service distribution. Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $84 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $42 million is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. In addition, we have a remaining liability of $31 million related to the deemed repatriation tax on our undistributed foreign earnings resulting from the Tax Cuts and Jobs Act. The tax liability will be paid over the next seven years. For additional information, see Note 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

In connection with the sale of La Senza, we have remaining guarantees of $76 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. We recognized an initial liability of $5 million representing the estimated fair value of our obligation as guarantor in accordance with ASC 460, Guarantees.
In connection with the disposition of a certain other business, we have remaining guarantees of $6 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. In certain instances, our guarantee may remain in effect if the term of a lease is extended. We have not recorded a liability with respect to these guarantee obligations as of February 2, 2019 or February 3, 2018 as we concluded that payments under these guarantees were not probable.
In connection with noncancelable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. We recorded a liability of $11 million and $3 million related to these guarantee obligations as of February 2, 2019 and February 3, 2018, respectively, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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

In the first quarter of 2018, we recorded a cumulative catch-up adjustment resulting in a reduction to opening retained earnings, net of tax, of $28 million. The cumulative adjustment primarily related to the deferral of revenue related to outstanding points, net of estimated forfeitures, under the Victoria's Secret customer loyalty program. In addition, Net Sales and General, Administrative and Store Operating Expenses both increased $187 million in the 2018 Consolidated Statement of Income. Further, gross presentation of our sales return reserve resulted in a $5 million increase in Other Current Assets and Accrued Expenses and Other on the February 2, 2019 Consolidated Balance Sheet.
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
Leases
In February 2016, the FASB issued ASC 842, Leases, which is effective beginning in fiscal 2019 and requires companies classified as lessees to account for most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. In July 2018, the FASB approved an amendment to the standard that provides companies a transition option that would not require earlier periods to be restated upon adoption.

We will adopt the standard in the first quarter of 2019 and apply the standard prospectively as of the adoption date. As allowed by the new standard, we elected the package of transition practical expedients but have elected to not apply the hindsight practical expedient to our leases at transition.

Substantially all of our leases, including our retail store locations, are subject to operating lease accounting under the new standard. We expect to recognize right-of-use assets of approximately $3.3 billion and related lease liabilities of approximately $3.7 billion on our Consolidated Balance Sheet upon adoption at the beginning of fiscal 2019. These balances will change as our lease portfolio changes due to execution of lease modifications or new leases. The right-of-use assets are based upon the lease liabilities adjusted for deferred rent liabilities and unamortized landlord construction allowances. We will continue to recognize rent expense in the Consolidated Statements of Income on a straight-line basis over the lease term.
Hedging Activities
In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Targeted Improvements to Accounting for Hedging Activities, which is intended to better align risk management activities and financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. We will adopt the standard in the first quarter of fiscal 2019. We do not expect this standard to have a material impact on our consolidated results of operations, financial position or cash flows.
Goodwill
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. The standard eliminates the second step from the goodwill impairment test, which requires a hypothetical purchase price allocation to determine the implied fair value of goodwill. Under the new standard, the goodwill impairment charge will be the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance will be effective beginning in fiscal 2020, with early adoption permitted. We do not expect this standard to have a material impact on our consolidated results of operations, financial position or cash flows.
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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net income by approximately $5 million for 2018. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net income by approximately $5 million for 2018.
Valuation of Long-lived Assets
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
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. We have the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the fair value of each reporting unit's fair value to its carrying value (including goodwill). If we determine that the fair value of a reporting unit is less than its carrying value, we then estimate the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, we recognize an impairment charge equal to the difference. Our reporting units are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other. Our reporting units that have goodwill are Victoria's Secret, Bath & Body Works and Greater China.
Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. We have the option to either first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, or to proceed directly to the quantitative assessment which requires a comparison of the fair value of the intangible asset to its carrying value. To determine if the fair value of the asset is less than its carrying amount, we will estimate the fair value, usually determined by the estimated discounted future cash flows of the asset, and compare that value with its carrying amount. If the carrying value of the intangible asset exceeds the fair value, we recognize an impairment charge equal to the difference.
We estimate the fair value of property and equipment, goodwill and intangible assets in accordance with the provisions of ASC 820, Fair Value Measurement. If future economic conditions are different than those projected by management, future impairment charges may be required.
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

We follow the authoritative guidance included in ASC 740, Income Taxes, which contains a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. Our policy is to include interest and penalties related to uncertain tax positions in income tax expense.
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
Revenue Recognition
In the first quarter of 2018, we adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach.
We recognize revenue based on the amount we expect to receive when control of the goods or services is transferred to our customer. We recognize sales upon customer receipt of merchandise, which for direct channel revenues reflect an estimate of shipments that have not yet been received by our customer based on shipping terms and historical delivery times. Our shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in our Consolidated Statements of Income. We also provide a reserve for projected merchandise returns based on historical experience. Net Sales exclude sales and other similar taxes collected from customers.
We offer certain loyalty programs that allow customers to earn points based on purchasing activity. As customers accumulate points and reach point thresholds, they can use the points to purchase merchandise in stores or online. We allocate revenue to points earned on qualifying purchases and defer recognition until the points are redeemed. The amount of revenue deferred is based on the relative stand-alone selling price method, which includes an estimate for points not expected to be redeemed based on historical experience.
We sell gift cards with no expiration dates to customers. We do not charge administrative fees on unused gift cards. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize revenue on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. We determine the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales in our Consolidated Statements of Income.
Revenue earned in connection with Victoria’s Secret's private label credit card arrangement is recognized over the term of the license arrangement and is included in Net Sales in our 2018 Consolidated Statement of Income.
We also recognize revenues associated with franchise, license, wholesale and sourcing arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title passes to the partner.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Market Risk
The market risk inherent in our financial instruments represents the potential loss in fair value, earnings or cash flows arising from adverse changes in foreign currency exchange rates or interest rates. We may use derivative financial instruments like foreign currency forward contracts, cross-currency swaps and interest rate swap arrangements to manage exposure to market risks. We do not use derivative financial instruments for trading purposes.
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
Excluding our Foreign Facilities, all of our long-term debt as of February 2, 2019 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Long-term Debt:
Principal Value	$5,722	$5,750
Fair Value, Estimated (a)	5,340	5,943
Foreign Currency Cash Flow Hedges (b)	(2)	9
________________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in a net liability (asset) position.

As of February 2, 2019, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
L BRANDS, INC.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for 2018 and 2016 refer to the 52-week periods ended February 2, 2019 and January 28, 2017, respectively. The results for 2017 refer to the 53-week period ended February 3, 2018.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 2, 2019.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 2, 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L Brands, Inc.

Opinion on Internal Control over Financial Reporting
We have audited L Brands, Inc.’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 2, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of L Brands, Inc. as of February 2, 2019 and February 3, 2018 and the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended February 2, 2019, and the related notes and our report dated March 22, 2019 expressed an unqualified opinion thereon.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
March 22, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L Brands, Inc.

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of L Brands, Inc. (the Company) as of February 2, 2019 and February 3, 2018, the related Consolidated Statements of Income, Comprehensive Income, Total Equity (Deficit), and Cash Flows for each of the three years in the period ended February 2, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the three years in the period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 22, 2019 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Grandview Heights, Ohio
March 22, 2019

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)

	2018	2017	2016
Net Sales	$13,237	$12,632	$12,574
Costs of Goods Sold, Buying and Occupancy	(8,338)	(7,673)	(7,449)
Gross Profit	4,899	4,959	5,125
General, Administrative and Store Operating Expenses	(3,563)	(3,231)	(3,122)
Loss on Divestiture of La Senza	(99)	—	—
Operating Income	1,237	1,728	2,003
Interest Expense	(385)	(406)	(394)
Other Income (Loss)	5	(10)	87
Income Before Income Taxes	857	1,312	1,696
Provision for Income Taxes	213	329	538
Net Income	$644	$983	$1,158
Net Income Per Basic Share	$2.33	$3.46	$4.04
Net Income Per Diluted Share	$2.31	$3.42	$3.98

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	2018	2017	2016
Net Income	$644	$983	$1,158
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(20)	23	(19)
Reclassification of Foreign Currency Translation to Earnings	45	—	—
Unrealized Gain (Loss) on Cash Flow Hedges	10	(20)	(8)
Reclassification of Cash Flow Hedges to Earnings	2	7	7
Unrealized Gain (Loss) on Marketable Securities	—	2	(5)
Reclassification of Gain on Marketable Securities to Earnings	—	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	37	12	(28)
Total Comprehensive Income	$681	$995	$1,130

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	February 2, 2019	February 3, 2018
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,413	$1,515
Accounts Receivable, Net	367	310
Inventories	1,248	1,240
Other	232	228
Total Current Assets	3,260	3,293
Property and Equipment, Net	2,818	2,893
Goodwill	1,348	1,348
Trade Names	411	411
Deferred Income Taxes	62	14
Other Assets	191	190
Total Assets	$8,090	$8,149
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$711	$717
Accrued Expenses and Other	1,082	1,029
Current Debt	72	87
Income Taxes	121	198
Total Current Liabilities	1,986	2,031
Deferred Income Taxes	226	238
Long-term Debt	5,739	5,707
Other Long-term Liabilities	1,004	924
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 283 and 283 shares issued; 275 and 280 shares outstanding, respectively	141	141
Paid-in Capital	771	678
Accumulated Other Comprehensive Income	59	24
Retained Earnings (Deficit)	(1,482)	(1,434)
Less: Treasury Stock, at Average Cost; 8 and 3 shares, respectively	(358)	(162)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(869)	(753)
Noncontrolling Interest	4	2
Total Equity (Deficit)	(865)	(751)
Total Liabilities and Equity (Deficit)	$8,090	$8,149

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 30, 2016	290	$156	$545	$40	$315	$(1,315)	$1	$(258)
Net Income	—	—	—	—	1,158	—	—	1,158
Other Comprehensive Income (Loss)	—	—	—	(28)	—	—	—	(28)
Total Comprehensive Income	—	—	—	(28)	1,158	—	—	1,130
Cash Dividends ($4.40 per share)	—	—	—	—	(1,268)	—	—	(1,268)
Repurchase of Common Stock	(6)	—	—	—	—	(438)	—	(438)
Share-based Compensation and Other	2	1	105	—	—	—	1	107
Balance, January 28, 2017	286	$157	$650	$12	$205	$(1,753)	$2	$(727)
Net Income	—	—	—	—	983	—	—	983
Other Comprehensive Income (Loss)	—	—	—	12	—	—	—	12
Total Comprehensive Income	—	—	—	12	983	—	—	995
Cash Dividends ($2.40 per share)	—	—	—	—	(686)	—	—	(686)
Repurchase of Common Stock	(9)	—	—	—	—	(445)	—	(445)
Treasury Share Retirement	—	(18)	(82)	—	(1,936)	2,036	—	—
Share-based Compensation and Other	3	2	110	—	—	—	—	112
Balance, February 3, 2018	280	$141	$678	$24	$(1,434)	$(162)	$2	$(751)
Cumulative Effect of Accounting Changes	—	—	—	(2)	(26)	—	—	(28)
Balance, February 4, 2018	280	141	678	22	(1,460)	(162)	2	(779)
Net Income	—	—	—	—	644	—	—	644
Other Comprehensive Income (Loss)	—	—	—	37	—	—	—	37
Total Comprehensive Income	—	—	—	37	644	—	—	681
Cash Dividends ($2.40 per share)	—	—	—	—	(666)	—	—	(666)
Repurchase of Common Stock	(5)	—	—	—	—	(196)	—	(196)
Share-based Compensation and Other	—	—	93	—	—	—	2	95
Balance, February 2, 2019	275	$141	$771	$59	$(1,482)	$(358)	$4	$(865)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2018	2017	2016
Operating Activities
Net Income	$644	$983	$1,158
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	590	571	518
Amortization of Landlord Allowances	(43)	(47)	(46)
Long-lived Store Asset Impairment Charges	101	—	—
Loss on Divestiture of La Senza	99	—	—
Deferred Income Taxes	(52)	(108)	110
Share-based Compensation Expense	97	102	96
Gains on Distributions from Easton Investments	(8)	(20)	(112)
Unrealized Losses on Marketable Equity Securities	6	—	—
Loss on Extinguishment of Debt	—	45	36
Gain on Sale of Marketable Equity Securities	—	—	(4)
Changes in Assets and Liabilities, Net of Assets and Liabilities related to Divestiture and Acquisition:
Accounts Receivable	(63)	(13)	(44)
Inventories	(40)	(137)	30
Accounts Payable, Accrued Expenses and Other	29	50	31
Income Taxes Payable	(113)	(40)	117
Other Assets and Liabilities	130	20	100
Net Cash Provided by Operating Activities	1,377	1,406	1,990
Investing Activities
Capital Expenditures	(629)	(707)	(990)
Return of Capital from Easton Investments	16	29	119
Purchase of Marketable Securities	—	(10)	—
Proceeds from Sale of Assets	—	—	53
Proceeds from Sale of Marketable Equity Securities	—	—	10
Acquisition, Net of Cash Acquired of $1	—	—	(33)
Other Investing Activities	4	(10)	8
Net Cash Used for Investing Activities	(609)	(698)	(833)
Financing Activities
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	—	495	692
Payment of Long-term Debt	(52)	(540)	(742)
Borrowings from Secured Revolving Facility	92	—	—
Repayments of Secured Revolving Facility	(92)	—	—
Borrowings from Foreign Facilities	172	96	35
Repayments of Foreign Facilities	(109)	(44)	(6)
Dividends Paid	(666)	(686)	(1,268)
Repurchases of Common Stock	(198)	(446)	(435)
Tax Payments related to Share-based Awards	(13)	(32)	(58)
Proceeds from Exercise of Stock Options	1	38	20
Financing Costs and Other	(7)	(8)	(3)
Net Cash Used for Financing Activities	(872)	(1,127)	(1,765)
Effects of Exchange Rate Changes on Cash	2	—	(6)
Net Decrease in Cash and Cash Equivalents	(102)	(419)	(614)
Cash and Cash Equivalents, Beginning of Year	1,515	1,934	2,548
Cash and Cash Equivalents, End of Year	$1,413	$1,515	$1,934

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, personal care, beauty and home fragrance products. The Company sells its merchandise through company-owned specialty retail stores in the U.S., Canada, U.K., Ireland and Greater China, and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “2018” and "2016" refer to the 52-week periods ended February 2, 2019 and January 28, 2017, respectively. “2017” refers to the 53-week period ended February 3, 2018.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income (Loss) in the Consolidated Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other than temporary loss in value.
La Senza
On January 6, 2019, the Company completed the sale of the La Senza business. For additional information, see Note 6, "Restructuring Activities."
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which totaled $13 million as of February 2, 2019 and $14 million as of February 3, 2018, are included in Accounts Payable on the Consolidated Balance Sheets.
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
Marketable Equity Securities
These investments are recorded at fair value in other current assets on the Consolidated Balance Sheets. Beginning in 2018, the Company recognizes unrealized holding gains and losses in Other Income (Loss) in the Consolidated Statements of Income.

Prior to 2018, unrealized holding gains and losses were recorded, net of tax, as a component of accumulated other comprehensive income.
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
Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and marketing costs totaled $476 million for 2018, $383 million for 2017 and $325 million for 2016.
Property and Equipment
The Company’s property and equipment are recorded at cost and depreciation is computed on a straight-line basis using the following depreciable life ranges:

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
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the fair value of each reporting unit's fair value to its carrying value (including goodwill). If the Company determines that the fair value of a reporting unit is less than its carrying value, the Company then estimates the fair value of all assets and liabilities of that reporting unit, including the implied fair value of goodwill, through either estimated discounted future cash flows or market-based methodologies. If the carrying value of goodwill exceeds the implied fair value, the Company recognizes an impairment charge equal to the difference. The Company's reporting units are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other. The Company's reporting units that have goodwill are Victoria's Secret, Bath & Body Works and Greater China.

Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first performs a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, or to proceed directly to the quantitative assessment which requires a comparison of the fair value of the intangible asset to its carrying value. To determine if the fair value of the asset is less than its carrying amount, the Company will estimate the fair value, usually determined by the estimated discounted future cash flows of the asset, and compare that value with its carrying amount. If the carrying value of the intangible asset exceeds the fair value, the Company recognizes an impairment charge equal to the difference.
If future economic conditions are different than those projected by management, future impairment charges may be required.
Leases and Leasehold Improvements
The Company has leases that contain predetermined fixed escalations of minimum rentals and/or rent abatements subsequent to taking possession of the leased property. The Company recognizes the related rent expense on a straight-line basis commencing upon the store possession date. The Company records the difference between the recognized rental expense and amounts payable under the leases as deferred lease credits. The Company’s liability for predetermined fixed escalations of minimum rentals and/or rent abatements totaled $220 million as of February 2, 2019 and $210 million as of February 3, 2018. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company receives construction allowances from landlords related to its retail stores. These allowances are generally comprised of cash amounts received by the Company from its landlords as part of the negotiated lease terms. The Company records a receivable and a landlord allowance at the lease commencement date (date of initial possession of the store). The landlord allowance is amortized on a straight-line basis as a reduction of rent expense over the term of the lease (including the pre-opening build-out period), and the receivable is reduced as amounts are received from the landlord. The Company’s unamortized portion of landlord allowances, which totaled $278 million as of February 2, 2019 and $293 million as of February 3, 2018, is included in Other Long-term Liabilities on the Consolidated Balance Sheets.
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
For information regarding the future impacts as a result of the Company's adoption of ASC 842, Leases, in the first quarter of 2019, refer to Note 2, "New Accounting Pronouncements."
Foreign Currency Translation
The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Accumulated foreign currency translation adjustments are reclassified to net income when realized upon sale or upon complete or substantially complete liquidation of the investment in the foreign entity.
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

Fair Value
The authoritative guidance included in ASC 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. This authoritative guidance further establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The Company estimates the fair value of financial instruments, property and equipment and goodwill and intangible assets in accordance with the provisions of ASC 820.
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
The Company follows a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes.
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
Revenue Recognition
In the first quarter of 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. Results for 2018 are presented under ASC 606, while prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standards in effect for those periods.

The Company recognizes revenue based on the amount it expects to receive when control of the goods or services is transferred to the customer. The Company recognizes sales upon customer receipt of merchandise, which for direct channel revenues reflect an estimate of shipments that have not yet been received by the customer based on shipping terms and historical delivery times. The Company’s shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income. The Company also provides a reserve for projected merchandise returns based on historical experience. Net Sales exclude sales and other similar taxes collected from customers.

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

Revenue earned in connection with Victoria’s Secret's private label credit card arrangement is recognized over the term of the license arrangement and is included in Net Sales in the 2018 Consolidated Statement of Income.

The Company also recognizes revenues associated with franchise, license, wholesale and sourcing arrangements. Revenue recognized under franchise and license arrangements generally consists of royalties earned and recognized upon sale of merchandise by franchise and license partners to retail customers. Revenue is generally recognized under wholesale and sourcing arrangements at the time the title passes to the partner.

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

In the first quarter of 2018, the Company recorded a cumulative catch-up adjustment resulting in a reduction to opening retained earnings, net of tax, of $28 million. The cumulative adjustment primarily related to the deferral of revenue related to outstanding points, net of estimated forfeitures, under the Victoria's Secret customer loyalty program. In addition, Net Sales and General, Administrative and Store Operating Expenses both increased $187 million in the 2018 Consolidated Statement of Income. Further, gross presentation of the Company's sales return reserve resulted in a $5 million increase in Other Current Assets and Accrued Expenses and Other on the February 2, 2019 Consolidated Balance Sheet.
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
Leases
In February 2016, the FASB issued ASC 842, Leases, which is effective beginning in fiscal 2019 and requires companies classified as lessees to account for most leases on their balance sheets but recognize expenses on their income statements in a manner similar to today’s accounting. The standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. In July 2018, the FASB approved an amendment to the standard that provides companies a transition option that would not require earlier periods to be restated upon adoption.

The Company will adopt the standard in the first quarter of 2019 and apply the standard prospectively as of the adoption date. As allowed by the new standard, the Company elected the package of transition practical expedients but has elected to not apply the hindsight practical expedient to its leases at transition.

Substantially all of the Company's leases, including our retail store locations, are subject to operating lease accounting under the new standard. The Company expects to recognize right-of-use assets of approximately $3.3 billion and related lease liabilities of approximately $3.7 billion in its Consolidated Balance Sheet upon adoption at the beginning of fiscal 2019. These balances will change as the lease portfolio changes due to execution of lease modifications or new leases. The right-of-use assets are based upon the lease liabilities adjusted for deferred rent liabilities and unamortized landlord construction allowances. The Company will continue to recognize rent expense in the Consolidated Statements of Income on a straight-line basis over the lease term.
Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which is intended to better align risk management activities and financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. The Company will adopt the standard in the first quarter of fiscal 2019. The Company does not expect this standard to have a material impact on its consolidated results of operations, financial position or cash flows.
Goodwill
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. The standard eliminates the second step from the goodwill impairment test, which requires a hypothetical purchase price allocation to determine the implied fair value of goodwill. Under the new standard, the goodwill impairment charge will be the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. This guidance will be effective beginning in fiscal 2020, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated results of operations, financial position or cash flows.

3. Revenue Recognition

In the first quarter of 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. Results for 2018 are presented under ASC 606, while prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standards in effect for those periods.

Accounts receivable, net from revenue-generating activities were $150 million as of February 2, 2019 and $144 million as of the beginning of the period upon adoption of the new standard. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 75 days.

The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. The balance of deferred revenue was $331 million as of February 2, 2019 and $320 million as of the beginning of the period upon adoption of the new standard. The Company recognized $224 million as revenue in 2018 from amounts recorded as deferred revenue at the beginning of the period. The Company's deferred revenue balance would have been $287 million as of February 2, 2019 under accounting standards in effect prior to the adoption of the new standard. As of February 2, 2019, the Company recorded deferred revenues of $316 million within Accrued Expenses and Other, and $15 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for 2018, 2017 and 2016:

	2018	2017 (a)(b)	2016 (a)
	(in millions)
Victoria’s Secret Stores (c)	$5,628	$5,879	$6,199
Victoria’s Secret Direct	1,747	1,508	1,582
Victoria’s Secret North America	7,375	7,387	7,781
Bath & Body Works Stores (c)	3,907	3,589	3,400
Bath & Body Works Direct	724	559	452
Bath & Body Works North America	4,631	4,148	3,852
Victoria's Secret and Bath & Body Works International (d)	605	502	423
Other (e)	626	595	518
Total Net Sales	$13,237	$12,632	$12,574
 _______________

(a)	2017 and 2016 amounts have not been adjusted under the modified retrospective approach.

(b)	2017 represents a 53-week fiscal year.

(c)	Includes company-owned stores in the U.S. and Canada.

(d)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(e)	Includes wholesale revenues from the Company's sourcing function, Henri Bendel store and direct sales, and La Senza store and direct sales prior to January 6, 2019.

4. Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2018, 2017 and 2016:

	2018	2017 (a)	2016
	(in millions)
Weighted-average Common Shares:
Issued Shares	283	308	314
Treasury Shares	(7)	(24)	(27)
Basic Shares	276	284	287
Effect of Dilutive Options and Restricted Stock	3	3	4
Diluted Shares	279	287	291
Anti-dilutive Options and Awards (b)	5	4	2
 ________________

(a)	In November 2017, the Company retired 36 million shares of its Treasury Stock.

(b)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

5. Acquisition
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

6. Restructuring Activities
La Senza
On January 6, 2019, in an effort to increase shareholder value and in order to focus on its larger core businesses, the Company divested its ownership interest in La Senza to an affiliate of Regent LP, a global private equity firm. Regent LP assumed La Senza’s operating assets and liabilities in exchange for potential future consideration upon the sale or other monetization of La Senza, as defined in the agreement.  In the fourth quarter of 2018, the Company recognized a pre-tax loss on the divestiture of $99 million, primarily related to $45 million of accumulated foreign currency translation adjustments reclassified into earnings that were previously recognized as a component of equity, as well as losses related to the transfer of the net working capital and long-lived store assets to the buyer. The loss is included in Loss on Divestiture of La Senza in the 2018 Consolidated Statement of Income. The after-tax loss on the divestiture was $55 million, which includes $44 million of tax benefits primarily associated with the recognition of previously unrecognized deferred tax assets.

In conjunction with the transaction, the Company has guaranteed certain lease payments under the current terms of noncancelable leases. For additional information, see Note 18, "Commitments and Contingencies."

Additionally, the Company will continue to provide support to La Senza in various operational areas including logistics, technology and merchandise sourcing for periods of time ranging from one month to eighteen months.

Henri Bendel
In the fourth quarter of 2018, the Company closed all Henri Bendel stores and ceased selling merchandise online.

The Company announced the planned closure of Henri Bendel in the third quarter of 2018. As a result, the Company recognized a pre-tax charge, primarily cash, consisting of lease termination costs, severance and other costs of $20 million in the third quarter. In the fourth quarter of 2018, the Company recognized an additional pre-tax charge of $3 million, primarily related to contract termination and employee retention costs. Restructuring charges of $14 million and $9 million are included in Costs of Goods Sold, Buying and Occupancy and General, Administrative and Store Operating Expenses, respectively, in the 2018 Consolidated Statement of Income. Through the fourth quarter of 2018, the Company made cash payments of $16 million. The remaining balance of $7 million is included in Accrued Expenses and Other on the February 2, 2019 Consolidated Balance Sheet.

Victoria's Secret
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

7. Inventories
The following table provides details of inventories as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Finished Goods Merchandise	$1,107	$1,121
Raw Materials and Merchandise Components	141	119
Total Inventories	$1,248	$1,240

8. Property and Equipment, Net
The following table provides details of property and equipment, net as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Land and Improvements	$116	$116
Buildings and Improvements	492	484
Furniture, Fixtures, Software and Equipment	3,725	3,757
Leasehold Improvements	2,277	2,251
Construction in Progress	123	79
Total	6,733	6,687
Accumulated Depreciation and Amortization	(3,915)	(3,794)
Property and Equipment, Net	$2,818	$2,893

Depreciation expense was $590 million in 2018, $571 million in 2017 and $518 million in 2016.
During 2018, the Company concluded that the negative operating results for certain of its Victoria's Secret stores were an indicator of potential impairment of the related long-lived store assets. The Company determined that the estimated undiscounted future cash flows were less than the carrying values and, as a result, recognized a loss equal to the difference between the carrying values and the estimated fair values, determined by the estimated discounted future cash flows. As a result, the Company recognized impairment charges of $81 million and $20 million in the third and fourth quarter of 2018, respectively. These charges are included in Costs of Goods Sold, Buying & Occupancy in the 2018 Consolidated Statement of Income. Impairment charges of $70 million, related to stores in the U.S. and Canada, were recorded within the Victoria's Secret segment. Impairment charges of $31 million, related to stores in the U.K., were recorded within the Victoria's Secret and Bath & Body Works International segment.
In 2016, the Company completed a sale and leaseback transaction under a noncancelable operating lease of a certain asset. The carrying value of the asset sold under this arrangement was $51 million. Proceeds of $51 million are included in Proceeds from Sale of Assets within the Investing Activities section of the 2016 Consolidated Statement of Cash Flows. For additional information, see Note 18, "Commitments and Contingencies."

9. Goodwill and Trade Names
Goodwill
The following table provides detail regarding the composition of goodwill for the fiscal years ended February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Victoria's Secret	$690	$690
Bath & Body Works	628	628
Victoria's Secret and Bath & Body Works International	30	30
Goodwill	$1,348	$1,348
In 2016, the Company reacquired from one of its partners the franchise rights to operate Victoria's Secret Beauty and Accessories stores in Greater China, including 26 stores already open at the time of acquisition. As a result of the acquisition, the Company recognized $30 million of goodwill within the Victoria's Secret and Bath & Body Works International reportable segment. For additional information, see Note 5, "Acquisition."

The Company tests for goodwill impairment at the reporting unit level. The Company's reporting units with goodwill balances at February 2, 2019 were Victoria's Secret, Bath & Body Works and Greater China.

Intangible Assets—Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names. The following table provides additional detail regarding the composition of trade names as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Victoria's Secret	$246	$246
Bath & Body Works	165	165
Trade Names	$411	$411

10. Equity Investments
Easton Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $89 million as of February 2, 2019 and $81 million as of February 3, 2018, are recorded in Other Assets on the Consolidated Balance Sheets.

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

The Company received cash distributions of $16 million and $29 million from certain of its Easton investments during 2018 and 2017, respectively, which are included as return of capital within Investing Activities of the Consolidated Statements of Cash Flows. As a result of these distributions, the Company recognized pre-tax gains totaling $8 million and $20 million during 2018 and 2017, respectively, which are included in Other Income (Loss) in the Consolidated Statements of Income.

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

11. Accrued Expenses and Other
The following table provides additional information about the composition of accrued expenses and other as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Deferred Revenue, Principally from Gift Card Sales (a)	$316	$267
Compensation, Payroll Taxes and Benefits	215	196
Taxes, Other than Income	78	102
Interest	92	101
Rent	39	43
Accrued Claims on Self-insured Activities	45	37
Returns Reserve (a)	27	20
Other	270	263
Total Accrued Expenses and Other	$1,082	$1,029
 _______________

(a)	The Company adopted ASC 606, Revenue from Contracts with Customers, under the modified retrospective approach. As such, balances as of February 3, 2018 have not been adjusted.

12. Income Taxes

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
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the TCJA. The ultimate impact may differ from provisional amounts, due to changes in interpretations and assumptions the Company has made regarding application of the TCJA as well as additional regulatory guidance that may be issued. The Company recognized $159 million tax benefit related to revaluing the ending net deferred tax liabilities and recognized $67 million of tax expense related to the deemed mandatory repatriation in its consolidated financial statements for the year ended February 3, 2018. As of February 2, 2019, the Company has completed its determination of the accounting implications of the TCJA.
The following table provides the components of the Company’s provision for income taxes for fiscal 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Current:
U.S. Federal	$212	$366	$345
U.S. State	37	49	62
Non-U.S.	16	22	21
Total	265	437	428
Deferred:
U.S. Federal	(4)	(114)	99
U.S. State	2	6	8
Non-U.S.	(50)	—	3
Total	(52)	(108)	110
Provision for Income Taxes	$213	$329	$538

The non-U.S. component of pre-tax income, arising principally from overseas operations, was a loss of $14 million, income of $99 million and income of $134 million for 2018, 2017 and 2016, respectively.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for fiscal 2018, 2017 and 2016:

	2018	2017	2016
Federal Income Tax Rate	21.0%	33.7%	35.0%
State Income Taxes, Net of Federal Income Tax Effect	6.0%	3.6%	3.4%
Impact of Non-U.S. Operations	0.8%	(1.5%)	(1.2%)
Divestiture of La Senza	(2.7%)	—%	—%
U.S. Net Deferred Tax Liability Remeasurement	—%	(12.1%)	—%
Deemed Mandatory Repatriation	—%	5.1%	—%
Share-Based Compensation	1.0%	(1.0%)	—%
Uncertain Tax Positions	(0.5%)	(1.2%)	(4.1%)
Other Items, Net	(0.7%)	(1.5%)	(1.4%)
Effective Tax Rate	24.9%	25.1%	31.7%

Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of February 2, 2019 and February 3, 2018. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	February 2, 2019			February 3, 2018
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Operating Loss Carryforwards	$217	$—	$217	$202	$—	$202
Non-qualified Retirement Plan	64	—	64	62	—	62
Leases	50	—	50	47	—	47
Share-based Compensation	47	—	47	46	—	46
Deferred Revenue	28	—	28	15	—	15
Property and Equipment	—	(278)	(278)	—	(266)	(266)
Trade Names and Other Intangibles	—	(93)	(93)	—	(91)	(91)
Other Assets	—	(60)	(60)	—	(60)	(60)
Other, Net	60	(27)	33	57	(24)	33
Valuation Allowance	(172)	—	(172)	(212)	—	(212)
Total Deferred Income Taxes	$294	$(458)	$(164)	$217	$(441)	$(224)
As of February 2, 2019, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2019 through 2037. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided.
As of February 2, 2019, the Company had available for non-U.S. tax purposes net operating loss carryforwards which have an indefinite life and net operating loss carryforwards which expire, if unused, in the years 2028 through 2038. For certain jurisdictions where the Company has determined that it is more likely than not that the net operating loss carryforwards will not be realized, a valuation allowance has been provided on those net operating loss carryforwards as well as other net deferred tax assets.
Income tax payments were $324 million for 2018, $494 million for 2017 and $469 million for 2016.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2018, 2017 and 2016, without interest and penalties:

	2018	2017	2016
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$67	$90	$248
Increases to Unrecognized Tax Benefits for Prior Years	35	3	3
Decreases to Unrecognized Tax Benefits for Prior Years	(25)	(22)	(73)
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	44	7	18
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	—	(2)	(98)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(7)	(9)	(8)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$114	$67	$90

Of the $114 million, $67 million and $90 million of total unrecognized tax benefits at February 2, 2019, February 3, 2018, and January 28, 2017, respectively, approximately $104 million, $46 million and $62 million, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $84 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized an income tax benefit from interest and penalties of $5 million, $2 million and $3 million in 2018, 2017 and 2016, respectively. The Company has accrued $12 million and $17 million for the payment of interest and penalties as of February 2, 2019 and February 3, 2018, respectively. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. The Company is a participant in the Compliance Assurance Process ("CAP"), which is a program made available by the Internal Revenue Service ("IRS") to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax return. The IRS is currently examining the Company's 2017 consolidated U.S. federal income tax return.
The Company is also subject to various U.S. state and local income tax examinations for the years 2012 to 2017. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2007 to 2017. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

13. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990
$956 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	952	994
$780 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	776	994
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	495
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	337	398
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 ("2027 Notes")	273	—
Secured Foreign Facilities	91	1
Total Senior Debt with Subsidiary Guarantee	$5,106	$5,062
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297
Unsecured Foreign Facilities	60	87
Total Senior Debt	$705	$732
Total	$5,811	$5,794
Current Debt	(72)	(87)
Total Long-term Debt, Net of Current Portion	$5,739	$5,707
The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2019	$72
2020	347
2021	789
2022	1,018
2023	500
Thereafter	$3,147

Cash paid for interest was $380 million in 2018, $391 million in 2017 and $387 million in 2016.
Exchange of Notes
In June 2018, the Company completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC 470, Debt, and no gain or loss was recognized. The exchange premium will be amortized through the maturity date of January 2027 and is included within Long-term Debt on the February 2, 2019 Consolidated Balance Sheet. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”).
Issuance of Notes
In January 2018, the Company issued $500 million of 5.25% notes due in February 2028. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The proceeds from the issuance were $495 million, which were net of issuance costs of $5 million. These issuance costs are being amortized through the maturity date of February 2028 and are included within Long-term Debt on the Consolidated Balance Sheets.

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

The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Secured Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of February 2, 2019, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.

During 2018, the Company borrowed, and made payments of, $92 million under the Secured Revolving Facility. As of February 2, 2019, there were no borrowings outstanding under the Secured Revolving Facility.

The Secured Revolving Facility supports the Company’s letter of credit program. The Company had $9 million of outstanding letters of credit as of February 2, 2019 that reduced its remaining availability under the Secured Revolving Facility.
Secured Foreign Facilities
The Company and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities used by certain of the Company's Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2018, the Company borrowed $107 million and made payments of $17 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2018 was $99 million. Borrowings on the Secured Foreign Facilities mature between February 2019 and May 2022. As of February 2, 2019, borrowings of $12 million are included within Current Debt on the Consolidated Balance Sheet and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
The Company guarantees unsecured revolving and term loan bank facilities used by certain of the Company's Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2018, the Company borrowed $65 million and made payments of $92 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2018 was $90 million. Borrowings on the Unsecured Foreign Facilities mature between March 2019 and December 2019. As of February 2, 2019, borrowings of $60 million are included within Current Debt on the Consolidated Balance Sheet.

14. Derivative Financial Instruments
Foreign Exchange Derivative Instruments
The earnings of the Company's wholly owned foreign businesses are subject to exchange rate risk as substantially all their merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian and U.K. businesses. These forward contracts currently have a maximum term of 18 months. Amounts are reclassified from accumulated other comprehensive income upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income.

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

The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of February 2, 2019.

The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Notional Amount	$147	$217

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Other Current Assets	$2	$—
Accrued Expenses and Other	—	8
Other Long-term Liabilities	—	1

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for 2018 and 2017:

	2018	2017
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income	$11	$(21)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Costs of Goods Sold, Buying and Occupancy Expense (a)	2	(1)
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Other Income (Loss) (b)	—	8
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

The Company estimates that $3 million of net gains included in accumulated other comprehensive income as of February 2, 2019 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

15. Fair Value Measurements
The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of February 2, 2019 and February 3, 2018:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of February 2, 2019
Assets:
Cash and Cash Equivalents	$1,413	$—	$—	$1,413
Marketable Equity Securities	11	—	—	11
Foreign Currency Cash Flow Hedges	—	2	—	2
As of February 3, 2018
Assets:
Cash and Cash Equivalents	$1,515	$—	$—	$1,515
Marketable Equity Securities	17	—	—	17
Liabilities:
Foreign Currency Cash Flow Hedges	—	9	—	9

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. The Company's marketable equity securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

In January 2016, the FASB issued ASC 321, Investments - Equity Securities. The standard requires the recognition of changes in the fair value of the Company's marketable equity securities in net income as compared to historical treatment in accumulated other comprehensive income. The Company adopted the standard in the first quarter of 2018. The Company recognized unrealized losses of $6 million in 2018 related to its marketable equity securities in Other Income (Loss) in the 2018 Consolidated Statement of Income.

In 2017, the Company purchased $10 million of marketable equity securities which are classified as available-for-sale. The cash payment is included in Purchases of Marketable Equity Securities in the Investing Activities section of the 2017 Consolidated Statement of Cash Flows.

In 2015, the Company purchased $10 million in marketable equity securities. In the first quarter of 2016, the Company sold a portion of this investment for $10 million and recognized a pre-tax gain of $4 million (after-tax gain of $3 million). The gain is included in Other Income (Loss) in the 2016 Consolidated Statement of Income, and the cash proceeds are included in Proceeds from Sale of Marketable Equity Securities in the Investing Activities section of the 2016 Consolidated Statement of Cash Flows.

The Company’s Level 2 fair value measurements use market approach valuation techniques. The primary inputs to these techniques include benchmark interest rates and foreign currency exchange rates, as applicable to the underlying instruments.

The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Principal Value	$5,722	$5,750
Fair Value (a)	5,340	5,943
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

16. Comprehensive Income
Comprehensive Income includes gains and losses on derivative instruments and foreign currency translation adjustments. The cumulative gains and losses on these items are included in Accumulated Other Comprehensive Income on the Consolidated Balance Sheets and Consolidated Statements of Shareholders' Equity (Deficit).
The following table provides the rollforward of accumulated other comprehensive income for 2018:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Equity Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 3, 2018	$32	$(10)	$2	$24
Amount reclassified to Retained Earnings upon adoption of ASC 321	—	—	(2)	(2)
Balance as of February 4, 2018	32	(10)	—	22
Other Comprehensive Income (Loss) Before Reclassifications	(20)	11	—	(9)
Amounts Reclassified from Accumulated Other Comprehensive Income	45	2	—	47
Tax Effect	—	(1)	—	(1)
Current-period Other Comprehensive Income	25	12	—	37
Balance as of February 2, 2019	$57	$2	$—	$59
As a result of the divestiture of La Senza, the Company reclassified out of accumulated other comprehensive income and into earnings $45 million of accumulated foreign-currency translation adjustments related to La Senza. For additional information, see Note 6, "Restructuring Activities."
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

The following table provides a summary of the reclassification adjustments out of accumulated other comprehensive income related to derivative financial instruments designated as foreign currency cash flow hedges for 2018 and 2017:

Location on Consolidated Statements of Income	(Gain) Loss Reclassified from Accumulated Other Comprehensive Income
	2018	2017
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$2	$(1)
Other Income (Loss)	—	8
Provision for Income Taxes	—	—
Net Income	$2	$7

17. Leases
For information regarding the future impacts as a result of the Company's adoption of ASC 842, Leases, in the first quarter of 2019, refer to Note 2, "New Accounting Pronouncements."
Operating Leases
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
The following table provides rent expense for 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Store Rent:
Fixed Minimum	$663	$642	$607
Contingent	72	67	71
Total Store Rent	735	709	678
Office, Equipment and Other	98	94	87
Gross Rent Expense	833	803	765
Sublease Rental Income	(2)	(2)	(2)
Total Rent Expense	$831	$801	$763

The following table provides the Company’s minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions) (a)
2019	$698
2020	676
2021	630
2022	562
2023	504
Thereafter	$1,738
 ________________

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.

Capital Leases
The Company leases certain fulfillment equipment under capital leases that expire at various dates through 2023. The Company recorded $26 million of capital lease assets, net of accumulated amortization, in Property and Equipment, Net on the February 2, 2019 Consolidated Balance Sheet. Additionally, the Company recorded capital lease liabilities of $8 million and

$19 million in Accrued Expenses and Other and Other Long-term Liabilities, respectively, on the February 2, 2019 Consolidated Balance Sheet.

Asset Retirement Obligations
The Company has asset retirement obligations related to certain company-owned international stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company’s liability for asset retirement obligations totaled $18 million as of February 2, 2019 and $9 million as of February 3, 2018. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

18. Commitments and Contingencies
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
Guarantees
In connection with the sale of La Senza, the Company has remaining guarantees of $76 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. The Company recognized an initial liability of $5 million representing the estimated fair value of its obligation as guarantor in accordance with ASC 460, Guarantees.
In connection with the disposition of a certain other business, the Company has remaining guarantees of $6 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2021. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. In certain instances, the Company’s guarantee may remain in effect if the term of a lease is extended. The Company has not recorded a liability with respect to these guarantee obligations as of February 2, 2019 or February 3, 2018 as it concluded that payments under these guarantees were not probable.
In connection with noncancelable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. The Company recorded a liability of $11 million and $3 million related to these guarantee obligations as of February 2, 2019 and February 3, 2018, respectively, which are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

19. Retirement Benefits
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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $76 million for 2018, $68 million for 2017 and $67 million for 2016.
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
The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of February 2, 2019 and February 3, 2018:

	February 2, 2019	February 3, 2018
	(in millions)
Balance at Beginning of Year	$269	$258
Contributions:
Associate	10	9
Company	11	9
Interest	13	11
Distributions	(25)	(18)
Balance at End of Year	$278	$269
Total expense recognized related to the non-qualified plan was $24 million for 2018, $20 million for 2017 and $26 million for 2016.

20. Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for fiscal 2018, 2017 and 2016:

		Shares Repurchased			Amount Repurchased			Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2018	2017	2016	2018	2017	2016
	(in millions)	(in thousands)			(in millions)
March 2018	$250	4,852	NA	NA	$171	NA	NA	$35.29
September 2017	250	527	3,858	NA	25	$202	NA	$51.72
February 2017	250	NA	5,500	NA	NA	240	NA	$43.57
February 2016	500	NA	51	5,719	NA	3	$438	$76.47
Total		5,379	9,409	5,719	$196	$445	$438

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
The March 2018 repurchase program had $79 million remaining as of February 2, 2019.
There were $2 million of share repurchases reflected in Accounts Payable on the February 3, 2018 Consolidated Balance Sheet.
Treasury Stock Retirement
In November 2017, the Company retired 36 million shares of its treasury stock. The retirement resulted in a reduction of $2.036 billion in Treasury Stock, $18 million in the par value of Common Stock, $82 million in Paid-in Capital and $1.936 billion in Retained Earnings.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during fiscal 2018, 2017 and 2016:

	Ordinary Dividends	Special Dividends	Total Dividends	Total Paid
	(per share)			(in millions)
2018
Fourth Quarter	$0.60	$—	$0.60	$166
Third Quarter	0.60	—	0.60	165
Second Quarter	0.60	—	0.60	167
First Quarter	0.60	—	0.60	168
2018 Total	$2.40	$—	$2.40	$666
2017
Fourth Quarter	$0.60	$—	$0.60	$170
Third Quarter	0.60	—	0.60	172
Second Quarter	0.60	—	0.60	172
First Quarter	0.60	—	0.60	172
2017 Total	$2.40	$—	$2.40	$686
2016
Fourth Quarter	$0.60	$—	$0.60	$172
Third Quarter	0.60	—	0.60	173
Second Quarter	0.60	—	0.60	173
First Quarter	0.60	2.00	2.60	750
2016 Total	$2.40	$2.00	$4.40	$1,268
Subsequent to February 2, 2019, the Company's Board of Directors declared the first quarter of 2019 ordinary dividend of $0.30 per share.

21. Share-based Compensation
Plan Summary
In 2015, the Company's shareholders approved the 2015 Stock Option and Performance Incentive Plan ("2015 Plan"). The 2015 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance-based restricted stock, performance units and unrestricted shares. The Company grants stock options at a price equal to the fair market value of the stock on the date of grant. Stock options have a maximum term of 10 years. Stock options generally vest ratably over three to five years. Restricted stock generally vests (the restrictions lapse) at the end of a three-year period or on a graded basis over a five-year period.
Under the Company’s plans, 160 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. There were 9 million options and shares available for grant as of February 2, 2019.
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

Stock Options
The following table provides the Company’s stock option activity for the fiscal year ended February 2, 2019:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of February 3, 2018	4,472	$57.03
Granted	1,438	39.06
Exercised	(84)	14.52
Cancelled	(534)	53.72
Outstanding as of February 2, 2019	5,292	$53.14	6.48	$3,384
Vested and Expected to Vest as of February 2, 2019 (a)	5,124	53.44	6.40	3,384
Options Exercisable as of February 2, 2019	2,759	55.11	4.76	3,384
 ________________

(a)	The number of options expected to vest includes an estimate of expected forfeitures.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $2 million for 2018, $44 million for 2017 and $30 million for 2016.
The total fair value at grant date of option awards vested was $9 million for 2018 and $10 million for 2017 and 2016.
The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $13 million as of February 2, 2019. This cost is expected to be recognized over a weighted-average period of 2.3 years.
The weighted-average estimated fair value of stock options granted was $6.76 per share for 2018, $5.96 per share for 2017 and $11.72 per share for 2016.
Cash received from stock options exercised was $1 million for 2018, $38 million for 2017 and $20 million for 2016. Tax benefits realized from tax deductions associated with stock options exercised were less than $1 million for 2018, $16 million for 2017 and $9 million for 2016.
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
The following table contains the weighted-average assumptions used during 2018, 2017 and 2016:

	2018	2017	2016
Expected Volatility	36%	28%	25%
Risk-free Interest Rate	2.5%	1.5%	1.1%
Dividend Yield	5.8%	5.1%	3.3%
Expected Life (in years)	2.9	3.0	4.1

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

Restricted Stock
The following table provides the Company’s restricted stock activity for the fiscal year ended February 2, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of February 3, 2018	5,699	$57.97
Granted	2,938	30.43
Vested	(1,255)	68.38
Cancelled	(693)	44.61
Unvested as of February 2, 2019	6,689	$45.29

The Company’s total intrinsic value of restricted stock vested was $44 million for 2018, $86 million for 2017 and $140 million for 2016.
The Company’s total fair value at grant date of awards vested was $86 million for 2018, $87 million for 2017 and $68 million for 2016. Fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.
As of February 2, 2019, there was $108 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 2.3 years.
The weighted-average estimated fair value of restricted stock granted was $30.43 per share for 2018, $39.21 per share for 2017 and $75.09 per share for 2016.
Tax benefits realized from tax deductions associated with restricted stock vested were $10 million for 2018, $32 million for 2017 and $61 million for 2016.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income for 2018, 2017 and 2016:

	2018	2017	2016
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$29	$32	$31
General, Administrative and Store Operating Expenses	68	70	65
Total Share-based Compensation Expense	$97	$102	$96

Share-based compensation expense is based on awards that are ultimately expected to vest. The Company estimates forfeitures at the time of grant and adjusts, if necessary, in subsequent periods based on historical experience and expected future termination rates.
The tax benefit associated with recognized share-based compensation expense was $20 million for 2018, $23 million for 2017 and $32 million for 2016.

22. Segment Information
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

•	Bath & Body Works International stores operated by partners under franchise, license and wholesale arrangements.
Other consists of the following:

•	Mast Global, a merchandise sourcing and production function serving the Company and its international partners;

•	La Senza, which sold women's intimate apparel online and through company-owned stores located in Canada and the U.S., as well as stores operated by partners under franchise and license arrangements;

•	Henri Bendel, which sold handbags, jewelry and other accessory products online and through company-owned stores; and

•	Corporate functions including non-core real estate, equity investments and other governance functions such as treasury and tax.
In January 2019, the Company completed the sale of the La Senza business and closed all of its Henri Bendel stores and the website. For additional information, see Note 6, "Restructuring Activities."
The following table provides the Company’s segment information as of and for the fiscal years ended February 2, 2019, February 3, 2018 and January 28, 2017:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
February 2, 2019
Net Sales	$7,375	$4,631	$605	$626	$13,237
Depreciation and Amortization	280	121	43	103	547
Operating Income (Loss) (a)	462	1,077	(37)	(265)	1,237
Total Assets (b)	3,129	1,898	842	2,221	8,090
Capital Expenditures	150	242	97	140	629
February 3, 2018
Net Sales	$7,387	$4,148	$502	$595	$12,632
Depreciation and Amortization	279	101	30	114	524
Operating Income (Loss)	932	953	5	(162)	1,728
Total Assets (b)	3,369	1,753	800	2,227	8,149
Capital Expenditures	270	232	111	94	707
January 28, 2017
Net Sales	$7,781	$3,852	$423	$518	$12,574
Depreciation and Amortization	252	91	17	112	472
Operating Income (Loss)	1,173	907	40	(117)	2,003
Total Assets (b)	3,285	1,632	593	2,660	8,170
Capital Expenditures	460	250	68	212	990
________________

(a)
Victoria's Secret and Victoria's Secret and Bath & Body Works International includes long-lived store asset impairment charges of $70 million and $31 million, respectively, and Other includes a loss on sale of La Senza of $99 million and Henri Bendel closures costs of $23 million. For additional information see Note 6, “Restructuring Activities" and Note 8, “Property and Equipment, Net."

(b)	Assets are allocated to the operating segments based on decision making authority relevant to the applicable assets.
The Company’s international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company's international net sales across all segments totaled $1.683 billion in 2018, $1.553 billion in 2017 and $1.408 billion in 2016. The Company’s internationally based long-lived assets were $454 million as of February 2, 2019 and $451 million as of February 3, 2018.

23. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2018:

	Fiscal Quarter Ended
	May 5, 2018	August 4, 2018	November 3, 2018 (a)(b)	February 2, 2019 (c)
	(in millions except per share data)
Net Sales	$2,626	$2,984	$2,775	$4,852
Gross Profit	944	1,059	928	1,968
Operating Income	155	228	54	800
Income (Loss) Before Income Taxes	59	129	(41)	710
Net Income (Loss)	48	99	(43)	540
Net Income (Loss) Per Basic Share (d)	$0.17	$0.36	$(0.16)	$1.96
Net Income (Loss) Per Diluted Share (d)	$0.17	$0.36	$(0.16)	$1.94
 ________________

(a)	Gross profit includes the effect of an $81 million charge ($73 million after-tax) related to the impairment of certain Victoria's Secret store assets.

(b)	Operating income includes the effect of $20 million ($15 million after-tax) of Henri Bendel closure costs.

(c)	Operating income includes the effect of a pre-tax loss of $99 million ($55 million after-tax) related to the divestiture of La Senza.

(d)
Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income per share amounts may not equal the net income per share for the year.

The following table provides summarized quarterly financial data for 2017:

	Fiscal Quarter Ended
	April 29, 2017	July 29, 2017	October 28, 2017	February 3, 2018 (a)(b)(c)
	(in millions except per share data)
Net Sales	$2,437	$2,755	$2,618	$4,823
Gross Profit	903	1,028	989	2,040
Operating Income	209	301	232	987
Income Before Income Taxes	118	217	135	842
Net Income	94	139	86	664
Net Income Per Basic Share (d)	$0.33	$0.48	$0.30	$2.36
Net Income Per Diluted Share (d)	$0.33	$0.48	$0.30	$2.33
 ________________

(a)	Net income includes the effect of a pre-tax loss of $45 million ($29 million after-tax) associated with the early extinguishment of the 2019 Notes.

(b)	Includes the effect of a $92 million tax benefit related to changes in U.S. tax legislation.

(c)	The Company utilizes the retail calendar for reporting. As such, the results for fiscal 2017 represent the 53-week period ended February 3, 2018 and the fourth quarter consists of a 14-week period.

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

The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of February 2, 2019 and February 3, 2018 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the years ended February 2, 2019, February 3, 2018 and January 28, 2017.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	February 2, 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$997	$416	$—	$1,413
Accounts Receivable, Net	—	241	126	—	367
Inventories	—	1,093	155	—	1,248
Other	—	139	93	—	232
Total Current Assets	—	2,470	790	—	3,260
Property and Equipment, Net	—	1,922	896	—	2,818
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,755	19,737	2,047	(26,539)	—
Deferred Income Taxes	—	9	53	—	62
Other Assets	127	15	670	(621)	191
Total Assets	$4,882	$25,882	$4,486	$(27,160)	$8,090
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$363	$348	$—	$711
Accrued Expenses and Other	92	597	393	—	1,082
Current Debt	—	—	72	—	72
Income Taxes	(7)	100	28	—	121
Total Current Liabilities	85	1,060	841	—	1,986
Deferred Income Taxes	1	(44)	269	—	226
Long-term Debt	5,661	606	79	(607)	5,739
Other Long-term Liabilities	59	852	107	(14)	1,004
Total Equity (Deficit)	(924)	23,408	3,190	(26,539)	(865)
Total Liabilities and Equity (Deficit)	$4,882	$25,882	$4,486	$(27,160)	$8,090

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)

	2018
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$12,467	$3,780	$(3,010)	$13,237
Costs of Goods Sold, Buying and Occupancy	—	(8,015)	(2,996)	2,673	(8,338)
Gross Profit	—	4,452	784	(337)	4,899
General, Administrative and Store Operating Expenses	(9)	(3,304)	(482)	232	(3,563)
Loss on Divestiture of La Senza	—	(24)	(75)	—	(99)
Operating Income (Loss)	(9)	1,124	227	(105)	1,237
Interest Expense	(379)	(108)	(6)	108	(385)
Other Income (Loss)	—	13	(8)	—	5
Income (Loss) Before Income Taxes	(388)	1,029	213	3	857
Provision (Benefit) for Income Taxes	12	100	101	—	213
Equity in Earnings, Net of Tax	1,044	169	353	(1,566)	—
Net Income (Loss)	$644	$1,098	$465	$(1,563)	$644

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)

	2018
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$644	$1,098	$465	$(1,563)	$644
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(20)	—	(20)
Reclassification of Foreign Currency Translation to Earnings	—	—	45	—	45
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	10	—	10
Reclassification of Cash Flow Hedges to Earnings	—	—	2	—	2
Total Other Comprehensive Income (Loss), Net of Tax	—	—	37	—	37
Total Comprehensive Income (Loss)	$644	$1,098	$502	$(1,563)	$681

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2018
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(424)	$1,541	$260	$—	$1,377
Investing Activities:
Capital Expenditures	—	(398)	(231)	—	(629)
Return of Capital from Easton Investments	—	—	16	—	16
Net Investments in Consolidated Affiliates	—	—	(21)	21	—
Other Investing Activities	—	4	—	—	4
Net Cash Provided by (Used for) Investing Activities	—	(394)	(236)	21	(609)
Financing Activities:
Payment of Long-term Debt	(52)	—	—	—	(52)
Borrowings from Secured Revolving Facility	92	—	—	—	92
Repayments of Secured Revolving Facility	(92)	—	—	—	(92)
Borrowings from Foreign Facilities	—	—	172	—	172
Repayments of Foreign Facilities	—	—	(109)	—	(109)
Dividends Paid	(666)	—	—	—	(666)
Repurchases of Common Stock	(198)	—	—	—	(198)
Tax Payments related to Share-based Awards	(13)	—	—	—	(13)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,355	(1,310)	(24)	(21)	—
Proceeds from Exercise of Stock Options	1	—	—	—	1
Financing Costs and Other	(3)	(4)	—	—	(7)
Net Cash Provided by (Used for) Financing Activities	424	(1,314)	39	(21)	(872)
Effects of Exchange Rate Changes on Cash	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(167)	65	—	(102)
Cash and Cash Equivalents, Beginning of Year	—	1,164	351	—	1,515
Cash and Cash Equivalents, End of Year	$—	$997	$416	$—	$1,413

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2017
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(401)	$1,353	$454	$—	$1,406
Investing Activities:
Capital Expenditures	—	(495)	(212)	—	(707)
Return of Capital from Easton Investments	—	—	29	—	29
Purchase of Marketable Securities	—	—	(10)	—	(10)
Other Investing Activities	—	(1)	(9)	—	(10)
Net Cash Provided by (Used for) Investing Activities	—	(496)	(202)	—	(698)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	495	—	—	—	495
Payment of Long-term Debt	(540)	—	—	—	(540)
Borrowings from Foreign Facilities	—	—	96	—	96
Repayments of Foreign Facilities	—	—	(44)	—	(44)
Dividends Paid	(686)	—	—	—	(686)
Repurchases of Common Stock	(446)	—	—	—	(446)
Tax Payments related to Share-based Awards	(32)	—	—	—	(32)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,577	(1,252)	(325)	—	—
Proceeds from Exercise of Stock Options	38	—	—	—	38
Financing Costs and Other	(5)	(3)	—	—	(8)
Net Cash Provided by (Used for) Financing Activities	401	(1,255)	(273)	—	(1,127)
Effects of Exchange Rate Changes on Cash	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	—	(398)	(21)	—	(419)
Cash and Cash Equivalents, Beginning of Year	—	1,562	372	—	1,934
Cash and Cash Equivalents, End of Year	$—	$1,164	$351	$—	$1,515

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 2, 2019 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of February 2, 2019 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors, executive officers and corporate governance is set forth under the captions “ELECTION OF DIRECTORS—Nominees and Directors”, “—Director Independence”, “—Board Leadership Structure ”, “—Risk Oversight; Certain Compensation Matters”, “—Cybersecurity Risk", “—Review of Strategic Plans and Capital Structure", “—Social Responsibility", “—Human Capital Management", “—Succession Planning", “—Information Concerning Board Meeting Attendance”, “—Committees of the Board”, “—Meetings of the Company's Non-Management Directors”, “—Communications with Stockholders”, “—Attendance at Annual Meetings”, “—Code of Conduct, Related Person Transaction Policy and Associated Matters”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles, Policy and Committee Charters”, and “SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(A) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “Executive Officers of Registrant” in Part I.

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
The following table summarizes share and exercise price information about L Brands’ equity compensation plans as of February 2, 2019.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	12,392,717	$53.14	(2)	9,109,757
Equity compensation plans not approved by security holders	—	—		—
Total	12,392,717	$53.14		9,109,757
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

The following consolidated financial statements of L Brands, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

Consolidated Statements of Comprehensive Income for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

Consolidated Balance Sheets as of February 2, 2019 and February 3, 2018

Consolidated Statements of Total Equity (Deficit) for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

Consolidated Statements of Cash Flows for the Years Ended February 2, 2019, February 3, 2018 and January 28, 2017

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

4.25
Indenture, dated as of June 18, 2018, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.25 to the Company's Form S-4 dated September 11, 2018.

4.26
First Supplemental Indenture, dated as of June 29, 2018, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.26 to the Company's Form S-4 dated September 11, 2018.

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

10.10
Employment Agreement Amendment effective September 5, 2008 among Limited Brands, Inc., and Stuart Burgdoerfer incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 2008.**

10.11
The Company's 1993 Stock Option and Performance Incentive Plan (2009 Restatement) incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-110465) dated September 10, 2009.**

10.12
Employment Agreement dated as of December 31, 2007 among the Company, beautyAvenues, LLC, and Charles C. McGuigan, as amended by Amendment to Agreement dated December 1, 2008 and Form of Employment Agreement Amendment effective as of March 15, 2012 incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.13
The Company's 2011 Stock Option and Performance Incentive Plan originally incorporated by reference to Appendix A to the Company's Proxy Statement dated April 11, 2011 and Amended and Restated dated July 21, 2011 incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012.**

10.14
Form of Sixth Amended and Restated Master Aircraft Time Sharing Agreement incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.**

10.15
The Company’s 2015 Stock Option and Performance Incentive Plan, incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-176588) dated September 4, 2015.**

10.16
L Brands, Inc. 2015 Stock Option and Performance Incentive Plan Terms and Conditions of Restricted Share Unit Grant, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.**

10.17
L Brands, Inc. 2015 Stock Option and Performance Incentive Plan Terms and Conditions of Stock Option Grant, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015.**

10.18	L Brands, Inc. 2015 Cash Incentive Compensation Performance Plan, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K dated May 26, 2015.**

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
________________

**	Identifies management contracts or compensatory plans or arrangements.
(P)	Paper Exhibits

(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 22, 2019

L BRANDS, INC. (Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 2, 2019:

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