Form 10-Q
period 2019-05-04
L Brands, Inc.
filed 2019-06-04
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 4, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 1-8344
 _________________________________
L BRANDS, INC.
(Exact name of registrant as specified in its charter)
 _______________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 Par Value	LB	The New York Stock Exchange
As of May 31, 2019, the number of outstanding shares of the Registrant’s common stock, was 276,340,439 shares.

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2019” and “first quarter of 2018” refer to the thirteen-week periods ended May 4, 2019 and May 5, 2018, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2019	2018
Net Sales	$2,629	$2,626
Costs of Goods Sold, Buying and Occupancy	(1,695)	(1,682)
Gross Profit	934	944
General, Administrative and Store Operating Expenses	(781)	(789)
Operating Income	153	155
Interest Expense	(99)	(98)
Other Income	6	2
Income Before Income Taxes	60	59
Provision for Income Taxes	20	11
Net Income	$40	$48
Net Income Per Basic Share	$0.15	$0.17
Net Income Per Diluted Share	$0.14	$0.17
Dividends Per Share	$0.30	$0.60

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter
	2019	2018
Net Income	$40	$48
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(4)	(13)
Unrealized Gain on Cash Flow Hedges	2	6
Reclassification of Cash Flow Hedges to Earnings	(2)	2
Total Other Comprehensive Income (Loss), Net of Tax	(4)	(5)
Total Comprehensive Income	$36	$43

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	May 4, 2019	February 2, 2019	May 5, 2018
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,146	$1,413	$1,032
Accounts Receivable, Net	274	367	274
Inventories	1,357	1,248	1,350
Other	170	232	234
Total Current Assets	2,947	3,260	2,890
Property and Equipment, Net	2,794	2,818	2,894
Operating Lease Assets	3,271	—	—
Goodwill	1,348	1,348	1,348
Trade Names	411	411	411
Deferred Income Taxes	61	62	22
Other Assets	166	191	184
Total Assets	$10,998	$8,090	$7,749
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$688	$711	$717
Accrued Expenses and Other	872	1,082	848
Current Debt	72	72	89
Current Operating Lease Liabilities	443	—	—
Income Taxes	122	121	204
Total Current Liabilities	2,197	1,986	1,858
Deferred Income Taxes	238	226	234
Long-term Debt	5,749	5,739	5,719
Long-term Operating Lease Liabilities	3,234	—	—
Other Long-term Liabilities	478	1,004	907
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 284, 283 and 283 shares issued; 276, 275 and 278 shares outstanding, respectively	142	141	141
Paid-in Capital	786	771	696
Accumulated Other Comprehensive Income	55	59	17
Retained Earnings (Deficit)	(1,527)	(1,482)	(1,580)
Less: Treasury Stock, at Average Cost; 8, 8 and 5 shares, respectively	(358)	(358)	(245)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(902)	(869)	(971)
Noncontrolling Interest	4	4	2
Total Equity (Deficit)	(898)	(865)	(969)
Total Liabilities and Equity (Deficit)	$10,998	$8,090	$7,749

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 2, 2019	275	$141	$771	$59	$(1,482)	$(358)	$4	$(865)
Cumulative Effect of Accounting Change	—	—	—	—	(2)	—	—	(2)
Balance, February 3, 2019	275	141	771	59	(1,484)	(358)	4	(867)
Net Income	—	—	—	—	40	—	—	40
Other Comprehensive Income (Loss)	—	—	—	(4)	—	—	—	(4)
Total Comprehensive Income	—	—	—	(4)	40	—	—	36
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	15	—	—	—	—	16
Balance, May 4, 2019	276	$142	$786	$55	$(1,527)	$(358)	$4	$(898)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 3, 2018	280	$141	$678	$24	$(1,434)	$(162)	$2	$(751)
Cumulative Effect of Accounting Changes	—	—	—	(2)	(26)	—	—	(28)
Balance, February 4, 2018	280	141	678	22	(1,460)	(162)	2	(779)
Net Income	—	—	—	—	48	—	—	48
Other Comprehensive Income (Loss)	—	—	—	(5)	—	—	—	(5)
Total Comprehensive Income	—	—	—	(5)	48	—	—	43
Cash Dividends ($0.60 per share)	—	—	—	—	(168)	—	—	(168)
Repurchase of Common Stock	(2)	—	—	—	—	(83)	—	(83)
Share-based Compensation and Other	—	—	18	—	—	—	—	18
Balance, May 5, 2018	278	$141	$696	$17	$(1,580)	$(245)	$2	$(969)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2019	2018
Operating Activities:
Net Income	$40	$48
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	145	148
Amortization of Landlord Allowances	—	(11)
Share-based Compensation Expense	23	25
Deferred Income Taxes	12	(13)
Gains on Distributions from Easton Investments	(2)	—
Changes in Assets and Liabilities:
Accounts Receivable	65	41
Inventories	(110)	(114)
Accounts Payable, Accrued Expenses and Other	(231)	(219)
Income Taxes Payable	4	7
Other Assets and Liabilities	(19)	9
Net Cash Used for Operating Activities	(73)	(79)
Investing Activities:
Capital Expenditures	(123)	(160)
Proceeds from Divestiture of La Senza	12	—
Proceeds from Sales of Marketable Equity Securities	3	—
Return of Capital from Easton Investments	2	1
Net Cash Used for Investing Activities	(106)	(159)
Financing Activities:
Borrowings from Foreign Facilities	21	21
Repayments of Foreign Facilities	(14)	(8)
Dividends Paid	(83)	(168)
Repurchases of Common Stock	—	(81)
Tax Payments related to Share-based Awards	(9)	(8)
Proceeds from Exercise of Stock Options	1	1
Financing Costs and Other	(2)	—
Net Cash Used for Financing Activities	(86)	(243)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(2)
Net Decrease in Cash and Cash Equivalents	(267)	(483)
Cash and Cash Equivalents, Beginning of Period	1,413	1,515
Cash and Cash Equivalents, End of Period	$1,146	$1,032

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
L Brands, Inc. (“the Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, personal care, beauty and home fragrance products. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), Ireland and Greater China (China and Hong Kong), and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2019” and “first quarter of 2018” refer to the thirteen-week periods ended May 4, 2019 and May 5, 2018, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income. The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income in the Consolidated Statements of Income. The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
On January 6, 2019, the Company completed the sale of the La Senza business. For additional information, see Note 5, "Restructuring Activities."
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 4, 2019 and May 5, 2018 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2018 Annual Report on Form 10-K.
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
Concentration of Credit Risk
The Company maintains cash and cash equivalents and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. Typically, the Company’s investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits.
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

2. New Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842, Leases, which requires companies classified as lessees to account for most leases on their balance sheets but recognize expenses on their income statements in a manner similar to legacy accounting. The standard also requires enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expense recognized and expected to be recognized from existing leases. In July 2018, the FASB approved an amendment to the standard that provides companies a modified retrospective transition option that does not require earlier periods to be restated upon adoption.
The Company adopted the standard in the first quarter of 2019 under the modified retrospective approach. As allowed by the new standard, the Company elected the package of transition practical expedients but elected to not apply the hindsight practical expedient to its leases at transition.
Upon adoption at the beginning of 2019, the Company recorded operating lease liabilities of $3.7 billion and operating right-of-use assets for its leases of $3.3 billion. The operating right-of-use assets are net of $470 million of liabilities for deferred rent and unamortized landlord construction allowances that were previously recorded as Other Long-term Liabilities on the Consolidated Balance Sheet. The Company also recorded a decrease to opening retained earnings, net of tax, of $2 million. The adoption of the standard did not materially impact the Consolidated Statements of Income or Cash Flows. See Note 8, “Leases” for additional disclosure required by the new standard.

Hedging Activities
In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Targeted Improvements to Accounting for Hedging Activities, which is intended to better align risk management activities and financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. The Company adopted the standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.
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

3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $182 million as of May 4, 2019, $150 million as of February 2, 2019 and $147 million as of May 5, 2018. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 75 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $280 million as of May 4, 2019, $331 million as of February 2, 2019 and $269 million as of May 5, 2018. The Company recognized $120 million as revenue in the first quarter of 2019 from amounts recorded as deferred revenue at the beginning of the period. As of May 4, 2019, the

Company recorded deferred revenue of $265 million within Accrued Expenses and Other, and $15 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the first quarter of 2019 and 2018:

	First Quarter
	2019	2018
	(in millions)
Victoria’s Secret Stores (a)	$1,149	$1,236
Victoria’s Secret Direct	362	353
Total Victoria’s Secret	1,511	1,589
Bath & Body Works Stores (a)	715	649
Bath & Body Works Direct	156	112
Total Bath & Body Works	871	761
Victoria's Secret and Bath & Body Works International (b)	135	135
Other (c)	112	141
Total Net Sales	$2,629	$2,626
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from the Company's sourcing function. Results for 2018 also include store and direct sales for La Senza and Henri Bendel.

4. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2019 and 2018:

	First Quarter
	2019	2018
	(in millions)
Weighted-average Common Shares:
Issued Shares	284	283
Treasury Shares	(8)	(4)
Basic Shares	276	279
Effect of Dilutive Options and Restricted Stock	2	3
Diluted Shares	278	282
Anti-dilutive Options and Awards (a)	5	5
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for the first quarter of 2018:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price of Shares Repurchased within Program
Repurchase Program
	(in millions)	(in thousands)	(in millions)
March 2018	$250	1,563	$58	$36.93
September 2017	250	527	25	$46.98
Total		2,090	$83
The Company did not repurchase any shares in the first quarter of 2019.
In March 2018, the Company's Board of Directors approved a $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program.
The March 2018 repurchase program had $79 million remaining as of May 4, 2019.
There were $4 million of share repurchases reflected in Accounts Payable on the May 5, 2018 Consolidated Balance Sheet.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the first quarter of 2019 and 2018:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2019
First Quarter	$0.30	$83
2018
First Quarter	$0.60	$168

5. Restructuring Activities
La Senza
On January 6, 2019, in an effort to increase shareholder value and in order to focus on its larger core businesses, the Company divested its ownership interest in La Senza to an affiliate of Regent LP, a global private equity firm. Regent LP assumed La Senza’s operating assets and liabilities in exchange for potential future consideration upon the sale or other monetization of La Senza, as defined in the agreement.  In the fourth quarter of 2018, the Company recognized a pre-tax loss on the divestiture of $99 million, primarily related to $45 million of accumulated foreign currency translation adjustments reclassified into earnings that were previously recognized as a component of equity, as well as losses related to the transfer of the net working capital and long-lived store assets to the buyer. The after-tax loss on the divestiture was $55 million, which includes $44 million of tax benefits primarily associated with the recognition of previously unrecognized deferred tax assets. In the first quarter of 2019, the Company received cash proceeds of $12 million related to a net working capital settlement from the divestiture. These proceeds are included within the Investing Activities section of the 2019 Consolidated Statement of Cash Flows.
In conjunction with the transaction, the Company has guaranteed certain lease payments under the current terms of noncancelable leases. For additional information, see Note 15, "Commitments and Contingencies."
Additionally, the Company will continue to provide support to La Senza in various operational areas including logistics, technology and merchandise sourcing for periods of time ranging from one month to 18 months.

Henri Bendel
The Company announced the planned closure of Henri Bendel in the third quarter of 2018. As a result, the Company recognized a pre-tax charge, primarily cash, consisting of lease termination costs, severance and other costs of $20 million in the third quarter of 2018. In the fourth quarter of 2018, the Company recognized an additional pre-tax charge of $3 million, primarily related to contract termination and employee retention costs. In the fourth quarter of 2018, the Company closed all Henri Bendel stores and ceased selling merchandise online. Through the first quarter of 2019, the Company made cash payments of $22 million. The remaining balance of $1 million is included in Accrued Expenses and Other on the May 4, 2019 Consolidated Balance Sheet.

6. Inventories
The following table provides details of inventories as of May 4, 2019, February 2, 2019 and May 5, 2018:

	May 4, 2019	February 2, 2019	May 5, 2018
	(in millions)
Finished Goods Merchandise	$1,225	$1,107	$1,225
Raw Materials and Merchandise Components	132	141	125
Total Inventories	$1,357	$1,248	$1,350
Inventories are principally valued at the lower of cost, on a weighted-average cost basis, or net realizable value.

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of May 4, 2019, February 2, 2019 and May 5, 2018:

	May 4, 2019	February 2, 2019	May 5, 2018
	(in millions)
Property and Equipment, at Cost	$6,744	$6,733	$6,760
Accumulated Depreciation and Amortization	(3,950)	(3,915)	(3,866)
Property and Equipment, Net	$2,794	$2,818	$2,894
Depreciation expense was $145 million and $148 million for the first quarter of 2019 and 2018, respectively.

8. Leases
In the first quarter of 2019, the Company adopted ASC 842, Leases, using the modified retrospective approach. Results for the first quarter of 2019 are presented under ASC 842, while prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standard in effect at that time.
The Company leases retail space, office space, warehouse facilities, storage space, equipment and certain other items under operating leases. A substantial portion of the Company’s leases are operating leases for its stores which generally have an initial term of 10 years. Annual store rent consists of a fixed minimum amount and/or variable rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally also require additional payments covering certain operating costs such as common area maintenance, utilities, insurance and taxes. Certain leases contain predetermined fixed escalations of minimum rentals or require periodic adjustments of minimum rentals depending on an index or rate. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property.
At lease commencement, the Company recognizes an asset for the right to use the leased asset and a liability based on the present value of the unpaid fixed lease payments. Operating lease costs are recognized on a straight-line basis as lease expense over the lease term. Variable lease payments associated with the Company's leases are recognized upon occurrence of the event or circumstance on which the payments are assessed. Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet, and lease expense is recognized on a straight-line basis over the lease term.
Since the Company typically cannot determine the implicit borrowing rate in a lease, the Company uses its incremental borrowing rate, adjusted for collateral, to determine the present value of its unpaid lease payments.
The Company’s store leases often include options to extend the initial term or to terminate the lease prior to the end of the initial term. The exercise of these options is typically at the sole discretion of the Company. These options are included in determining the initial lease term at lease commencement if the Company is reasonably certain to exercise the option. Additionally, the Company may operate stores for a period of time on a month-to-month basis after the expiration of the lease term.

For leases entered into or reassessed after the adoption of the new standard, the Company has elected the practical expedient allowed by the standard to account for all fixed consideration in a lease as a single lease component. Therefore, the lease payments used to measure the lease liability for these leases include fixed minimum rentals along with fixed operating costs such as common area maintenance and utilities.
The Company has provided residual value guarantees in connection with noncancelable operating leases of certain assets. See Note 15, “Commitments and Contingencies.”
The following table provides the components of lease cost for operating leases for the first quarter of 2019:

(in millions)
Operating Lease Costs	$175
Variable Lease Costs	17
Short-term Lease Costs	5
Total Lease Cost	$197

The following table provides future maturities of operating lease liabilities as of the first quarter of 2019:

Fiscal Year	(in millions)
2019	$474
2020	692
2021	654
2022	585
2023	528
Thereafter	1,800
Total Lease Payments	$4,733
Less: Interest	(1,056)
Present Value of Operating Lease Liabilities	$3,677
As of May 4, 2019, the Company has additional operating lease commitments that have not yet commenced of approximately $71 million.
The following table provides the weighted-average remaining lease term and discount rate for operating leases with lease liabilities as of the first quarter of 2019:

Weighted Average Remaining Lease Term (years)	7.8
Weighted Average Discount Rate	6.1%
In the first quarter of 2019, the Company paid $171 million for operating lease liabilities recorded on the balance sheet. These payments are included within the Operating Activities section of the 2019 Consolidated Statement of Cash Flows.
In the first quarter of 2019, the Company obtained $125 million of additional lease assets as a result of new operating lease obligations.
Disclosures for 2018
The following table provides rent expense, as presented under the prior accounting standard, for the first quarter of 2018:

(in millions)
Store Rent:
Fixed Minimum	$167
Contingent	12
Total Store Rent	179
Office, Equipment and Other	22
Total Rent Expense	$201

The following table provides future minimum rent commitments under noncancelable operating leases in the next five fiscal years and the remaining years thereafter, as determined under the prior accounting standard, as of February 2, 2019:

Fiscal Year (a)	(in millions)
2019	$698
2020	676
2021	630
2022	562
2023	504
Thereafter	$1,738
 _______________

(a)	Excludes additional payments covering taxes, common area costs and certain other expenses generally required by store lease terms.
Finance Leases
The Company leases certain fulfillment equipment under finance leases that expire at various dates through 2023. The Company records finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the Consolidated Balance Sheet. Additionally, the Company records finance lease liabilities in Accrued Expenses and Other and Other Long-term Liabilities on the Consolidated Balance Sheet. Finance lease costs are comprised of the straight-line amortization of the right-of-use asset and the accretion of interest expense under the effective interest method.
The Company recorded $24 million and $5 million of finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the May 4, 2019 and May 5, 2018 Consolidated Balance Sheets, respectively. Additionally, the Company recorded finance lease liabilities of $7 million and $1 million in Accrued Expenses and Other and $17 million and $3 million in Other Long-term Liabilities, on the May 4, 2019 and May 5, 2018 Consolidated Balance Sheets, respectively.

Asset Retirement Obligations
The Company has asset retirement obligations related to certain company-owned international stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company’s liability for asset retirement obligations totaled $19 million as of May 4, 2019 and $8 million as of May 5, 2018. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

9. Equity Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $94 million as of May 4, 2019, $89 million as of February 2, 2019, and $82 million as of May 5, 2018, are recorded in Other Assets on the Consolidated Balance Sheets.
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
For the first quarter of 2019, the Company’s effective tax rate was 33.6% compared to 18.5% in the first quarter of 2018. The first quarter 2019 rate was higher than the Company's combined federal and state statutory rate primarily due to the recognition of tax expense recorded through the income statement on share-based awards that vested in the quarter. The first quarter 2018 rate was lower than the Company's combined federal and state statutory rate primarily due to the release of a valuation allowance against certain deferred tax assets that are more likely than not to be realized.
Income taxes paid were $12 million and $11 million for the first quarter of 2019 and 2018, respectively.

11. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of May 4, 2019, February 2, 2019 and May 5, 2018:

	May 4, 2019	February 2, 2019	May 5, 2018
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990	$990
$956 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	952	952	994
$780 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	777	776	995
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	495
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	338	337	398
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	274	273	—
Secured Foreign Facilities	91	91	12
Total Senior Debt with Subsidiary Guarantee	$5,109	$5,106	$5,074
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Unsecured Foreign Facilities	67	60	89
Total Senior Debt	$712	$705	$734
Total	$5,821	$5,811	$5,808
Current Debt	(72)	(72)	(89)
Total Long-term Debt, Net of Current Portion	$5,749	$5,739	$5,719
Exchange of Notes
In June 2018, the Company completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC 470, Debt, and no gain or loss was recognized. The exchange premium will be amortized through the maturity date of January 2027 and is included within Long-term Debt on the May 4, 2019 and February 2, 2019 Consolidated Balance Sheets. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”).
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
The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Secured Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of May 4, 2019, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of May 4, 2019, there were no borrowings outstanding under the Secured Revolving Facility.
The Secured Revolving Facility supports the Company’s letter of credit program. The Company had $10 million of outstanding letters of credit as of May 4, 2019 that reduced its remaining availability under the Secured Revolving Facility.
Secured Foreign Facilities
The Company and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities ("Secured Foreign Facilities") used by certain of the Company's Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During the first quarter of 2019, the Company borrowed and made payments of $8 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time during the first quarter of 2019 was $96 million. Borrowings on the Secured Foreign Facilities mature between December 2019 and May 2022. As of May 4, 2019, borrowings of $5 million are included within Current Debt on the Consolidated Balance Sheet, and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
The Company guarantees unsecured revolving and term loan bank facilities ("Unsecured Foreign Facilities") used by certain of the Company's Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During the first quarter of 2019, the Company borrowed $13 million and made payments of $6 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time during the first quarter of 2019 was $73 million. Borrowings on the Unsecured Foreign Facilities mature between June 2019 and December 2019. As of May 4, 2019, borrowings of $67 million are included within Current Debt on the Consolidated Balance Sheet.

12. Derivative Financial Instruments
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
The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of May 4, 2019.
The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of May 4, 2019, February 2, 2019 and May 5, 2018:

	May 4, 2019	February 2, 2019	May 5, 2018
	(in millions)
Notional Amount	$152	$147	$208

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of May 4, 2019, February 2, 2019 and May 5, 2018:

	May 4, 2019	February 2, 2019	May 5, 2018
	(in millions)
Other Current Assets	$3	$2	$1
Accrued Expenses and Other	—	—	2

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for the first quarter of 2019 and 2018:

	First Quarter
	2019	2018
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income	$2	$6
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Costs of Goods Sold, Buying and Occupancy Expense	(2)	2
The Company estimates that $3 million of net gains included in accumulated other comprehensive income as of May 4, 2019 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

13. Fair Value Measurements
The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of May 4, 2019, February 2, 2019 and May 5, 2018:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of May 4, 2019
Assets:
Cash and Cash Equivalents	$1,146	$—	$—	$1,146
Marketable Equity Securities	8	—	—	8
Foreign Currency Cash Flow Hedges	—	3	—	3
As of February 2, 2019
Assets:
Cash and Cash Equivalents	$1,413	$—	$—	$1,413
Marketable Equity Securities	11	—	—	11
Foreign Currency Cash Flow Hedges	—	2	—	2
As of May 5, 2018
Assets:
Cash and Cash Equivalents	$1,032	$—	$—	$1,032
Marketable Equity Securities	17	—	—	17
Foreign Currency Cash Flow Hedges	—	1	—	1
Liabilities:
Foreign Currency Cash Flow Hedges	—	2	—	2

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. The Company's marketable equity securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The Company’s Level 2 fair value measurements use market approach valuation techniques. The primary inputs to these techniques include foreign currency exchange rates, as applicable to the underlying instruments.

The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of May 4, 2019, February 2, 2019 and May 5, 2018:

	May 4, 2019	February 2, 2019	May 5, 2018
	(in millions)
Principal Value	$5,722	$5,722	$5,750
Fair Value (a)	5,486	5,340	5,735
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

14. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for the first quarter of 2019:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2019	$57	$2	$59
Other Comprehensive Income (Loss) Before Reclassifications	(4)	2	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(2)	(2)
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	(4)	—	(4)
Balance as of May 4, 2019	$53	$2	$55
The following table provides the rollforward of accumulated other comprehensive income for the first quarter of 2018:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Equity Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 3, 2018	$32	$(10)	$2	$24
Amount reclassified to Retained Earnings upon adoption of ASC 321, Investments - Equity Securities	—	—	(2)	(2)
Balance as of February 4, 2018	32	(10)	—	22
Other Comprehensive Income (Loss) Before Reclassifications	(13)	6	—	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	2	—	2
Tax Effect	—	—	—	—
Current-period Other Comprehensive Income (Loss)	(13)	8	—	(5)
Balance as of May 5, 2018	$19	$(2)	$—	$17

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

Guarantees
In connection with the sale of La Senza in the fourth quarter of 2018, the Company has remaining guarantees of $71 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. The Company recorded a liability of $5 million as of May 4, 2019 and February 2, 2019 representing the estimated fair value of its obligation as guarantor in accordance with ASC 460, Guarantees. In connection with the disposition of a certain other business, the Company has remaining guarantees of $5 million related to lease payments under the current terms of a noncancelable lease expiring in 2021, which may remain in effect if the term is extended. The Company has not recorded a liability with respect to this guarantee obligation as of May 4, 2019, February 2, 2019 or May 5, 2018 as it concluded that payments under this guarantee were not probable.
In connection with noncancelable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. The Company recorded a liability of $10 million as of May 4, 2019, $11 million as of February 2, 2019 and $3 million as of May 5, 2018 related to these guarantee obligations. This liability is included in Long-term Operating Lease Liabilities on the May 4, 2019 Consolidated Balance Sheet, and in Other Long-term Liabilities on the February 2, 2019 and May 5, 2018 Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $19 million for the first quarter of 2019 and $18 million for the first quarter of 2018.
The non-qualified plan is an unfunded plan which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for both the first quarter of 2019 and 2018.

17. Segment Information
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
Other includes Mast Global, a merchandise sourcing and production function serving the Company and its international partners, and Corporate functions, including non-core real estate, equity investments and other governance functions such as treasury and tax. Results for 2018 also include La Senza and Henri Bendel.
The following table provides the Company’s segment information for the first quarter of 2019 and 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2019
First Quarter
Net Sales	$1,511	$871	$135	$112	$2,629
Operating Income (Loss)	33	155	(4)	(31)	153
2018
First Quarter
Net Sales	$1,589	$761	$135	$141	$2,626
Operating Income (Loss)	83	124	(5)	(47)	155
The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $349 million and $359 million for the first quarter of 2019 and 2018, respectively.

18. Supplemental Guarantor Financial Information
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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of May 4, 2019, February 2, 2019 and May 5, 2018 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended May 4, 2019 and May 5, 2018.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	May 4, 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$731	$415	$—	$1,146
Accounts Receivable, Net	—	153	121	—	274
Inventories	—	1,235	122	—	1,357
Other	—	85	85	—	170
Total Current Assets	—	2,204	743	—	2,947
Property and Equipment, Net	—	1,895	899	—	2,794
Operating Lease Assets	—	2,665	606	—	3,271
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,698	19,854	2,223	(26,775)	—
Deferred Income Taxes	—	9	52	—	61
Other Assets	127	12	639	(612)	166
Total Assets	$4,825	$28,368	$5,192	$(27,387)	$10,998
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$378	$310	$—	$688
Accrued Expenses and Other	61	485	326	—	872
Current Debt	—	—	72	—	72
Current Operating Lease Liabilities	—	358	85	—	443
Income Taxes	(7)	102	27	—	122
Total Current Liabilities	54	1,323	820	—	2,197
Deferred Income Taxes	1	(42)	279	—	238
Long-term Debt	5,663	597	86	(597)	5,749
Long-term Operating Lease Liabilities	—	2,671	563	—	3,234
Other Long-term Liabilities	60	406	27	(15)	478
Total Equity (Deficit)	(953)	23,413	3,417	(26,775)	(898)
Total Liabilities and Equity (Deficit)	$4,825	$28,368	$5,192	$(27,387)	$10,998

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

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	May 5, 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$677	$355	$—	$1,032
Accounts Receivable, Net	—	152	122	—	274
Inventories	—	1,199	151	—	1,350
Other	1	136	97	—	234
Total Current Assets	1	2,164	725	—	2,890
Property and Equipment, Net	—	1,970	924	—	2,894
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,751	18,908	2,025	(25,684)	—
Deferred Income Taxes	—	9	13	—	22
Other Assets	129	16	651	(612)	184
Total Assets	$4,881	$24,796	$4,368	$(26,296)	$7,749
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$5	$350	$362	$—	$717
Accrued Expenses and Other	59	461	328	—	848
Current Debt	—	—	89	—	89
Income Taxes	6	176	22	—	204
Total Current Liabilities	70	987	801	—	1,858
Deferred Income Taxes	(2)	(41)	277	—	234
Long-term Debt	5,707	597	12	(597)	5,719
Other Long-term Liabilities	62	762	98	(15)	907
Total Equity (Deficit)	(956)	22,491	3,180	(25,684)	(969)
Total Liabilities and Equity (Deficit)	$4,881	$24,796	$4,368	$(26,296)	$7,749

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	First Quarter 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,488	$754	$(613)	$2,629
Costs of Goods Sold, Buying and Occupancy	—	(1,649)	(587)	541	(1,695)
Gross Profit	—	839	167	(72)	934
General, Administrative and Store Operating Expenses	(5)	(737)	(89)	50	(781)
Operating Income (Loss)	(5)	102	78	(22)	153
Interest Expense	(97)	(23)	(1)	22	(99)
Other Income (Loss)	—	6	—	—	6
Income (Loss) Before Income Taxes	(102)	85	77	—	60
Provision for Income Taxes	—	8	12	—	20
Equity in Earnings (Loss), Net of Tax	142	66	4	(212)	—
Net Income (Loss)	$40	$143	$69	$(212)	$40

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	First Quarter 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$40	$143	$69	$(212)	$40
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(4)	—	(4)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	2	—	2
Reclassification of Cash Flow Hedges to Earnings	—	—	(2)	—	(2)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(4)	—	(4)
Total Comprehensive Income (Loss)	$40	$143	$65	$(212)	$36

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	First Quarter 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,466	$839	$(679)	$2,626
Costs of Goods Sold, Buying and Occupancy	—	(1,622)	(669)	609	(1,682)
Gross Profit	—	844	170	(70)	944
General, Administrative and Store Operating Expenses	(4)	(726)	(109)	50	(789)
Operating Income (Loss)	(4)	118	61	(20)	155
Interest Expense	(97)	(20)	(3)	22	(98)
Other Income	—	4	(2)	—	2
Income (Loss) Before Income Taxes	(101)	102	56	2	59
Provision for Income Taxes	(2)	13	—	—	11
Equity in Earnings (Loss), Net of Tax	147	215	152	(514)	—
Net Income (Loss)	$48	$304	$208	$(512)	$48

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	First Quarter 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(132)	$(332)	$391	$—	$(73)
Investing Activities:
Capital Expenditures	—	(75)	(48)	—	(123)
Proceeds from Divestiture of La Senza	—	12	—	—	12
Proceeds from Sales of Marketable Equity Securities	—	—	3	—	3
Return of Capital from Easton Investments	—	—	2	—	2
Net Investments in Consolidated Affiliates	—	—	—	—	—
Net Cash Provided by (Used for) Investing Activities	—	(63)	(43)	—	(106)
Financing Activities:
Borrowings from Foreign Facilities	—	—	21	—	21
Repayments of Foreign Facilities	—	—	(14)	—	(14)
Dividends Paid	(83)	—	—	—	(83)
Tax Payments related to Share-based Awards	(9)	—	—	—	(9)
Proceeds from Exercise of Stock Options	1	—	—	—	1
Financing Costs and Other	—	(2)	—	—	(2)
Net Financing Activities and Advances to/from Consolidated Affiliates	223	131	(354)	—	—
Net Cash Provided by (Used for) Financing Activities	132	129	(347)	—	(86)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2)	—	(2)
Net Decrease in Cash and Cash Equivalents	—	(266)	(1)	—	(267)
Cash and Cash Equivalents, Beginning of Period	—	997	416	—	1,413
Cash and Cash Equivalents, End of Period	$—	$731	$415	$—	$1,146

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of L Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets of L Brands, Inc. (the Company) as of May 4, 2019 and May 5, 2018, and the related consolidated statements of income, comprehensive income, total equity (deficit) and cash flows for the thirteen-week periods ended May 4, 2019 and May 5, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 2, 2019, and the related consolidated statements of income, comprehensive income, total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 22, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 4, 2019

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
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K.

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
Executive Overview
In the first quarter of 2019, our operating income decreased $2 million, or 1%, to $153 million, and our operating income rate decreased to 5.8% from 5.9%. Net sales increased $3 million to $2.629 billion, comparable sales remained flat and comparable store sales decreased 3%. Our performance was mixed. At Victoria's Secret, net sales decreased 5%, and operating income decreased $50 million. At Bath & Body Works, net sales increased 15%, and operating income increased $31 million. At Victoria's Secret and Bath & Body Works International, net sales remained flat, and operating loss decreased by $1 million. For additional information related to our first quarter 2019 financial performance, see “Results of Operations.”
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

Company-Owned Store Data
The following table compares the first quarter of 2019 company-owned store data to the first quarter of 2018 and first quarter of 2019 store data to first quarter of 2018:

	First Quarter
	2019	2018	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$158	$166	(5%)
Bath & Body Works U.S.	160	150	7%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,027	$1,063	(3%)
Bath & Body Works U.S.	413	381	8%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,540	6,419	2%
Bath & Body Works U.S.	2,592	2,542	2%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,959	7,189	(3%)
Bath & Body Works U.S.	4,224	4,052	4%

The following table represents company-owned store data for first quarter of 2019:

	Stores Operating at			Stores Operating at
	February 2, 2019	Opened	Closed	May 4, 2019
Victoria’s Secret U.S.	1,098	1	(35)	1,064
Victoria’s Secret Canada	45	—	—	45
Total Victoria's Secret	1,143	1	(35)	1,109
Bath & Body Works U.S.	1,619	14	(3)	1,630
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,721	14	(3)	1,732
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories	38	2	(2)	38
Victoria's Secret China	15	—	—	15
Total Victoria's Secret and Bath & Body Works International	79	2	(2)	79
Total L Brands Stores	2,943	17	(40)	2,920

The following table represents company-owned store data for first quarter of 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	May 5, 2018
Victoria’s Secret U.S.	1,124	1	(5)	1,120
Victoria’s Secret Canada	46	—	(1)	45
Total Victoria's Secret	1,170	1	(6)	1,165
Bath & Body Works U.S.	1,592	13	(11)	1,594
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,694	13	(11)	1,696
Victoria's Secret U.K. / Ireland	24	—	—	24
Victoria's Secret Beauty and Accessories	29	—	—	29
Victoria's Secret China	7	—	—	7
Total Victoria's Secret and Bath & Body Works International	60	—	—	60
Henri Bendel	27	—	(3)	24
La Senza Canada	119	—	—	119
La Senza U.S.	5	—	—	5
Total L Brands Stores	3,075	14	(20)	3,069

Noncompany-Owned Store Data
The following table represents noncompany-owned store data for first quarter of 2019:

	Stores Operating at			Stores Operating at
	February 2, 2019	Opened	Closed	May 4, 2019
Victoria’s Secret Beauty & Accessories	383	7	(12)	378
Victoria's Secret	56	3	—	59
Bath & Body Works	235	9	(1)	243
Total	674	19	(13)	680
The following table represents noncompany-owned store data for first quarter of 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	May 5, 2018
Victoria’s Secret Beauty & Accessories	397	13	(10)	400
Victoria's Secret	37	6	—	43
Bath & Body Works	185	13	(3)	195
La Senza	194	—	(2)	192
Total	813	32	(15)	830

Results of Operations
First Quarter of 2019 Compared to First Quarter of 2018
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the first quarter of 2019 in comparison to the first quarter of 2018:

			Operating Income Rate
	2019	2018	2019	2018
First Quarter	(in millions)
Victoria’s Secret	$33	$83	2.2%	5.2%
Bath & Body Works	155	124	17.8%	16.3%
Victoria’s Secret and Bath & Body Works International	(4)	(5)	(3.0%)	(3.6%)
Other (a)	(31)	(47)	(26.9%)	(33.5%)
Total Operating Income	$153	$155	5.8%	5.9%
  _______________

(a)	Includes Mast Global and corporate functions. Results for 2018 also include La Senza and Henri Bendel.
For the first quarter of 2019, operating income decreased $2 million, or 1%, to $153 million, and the operating income rate decreased to 5.8% from 5.9%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the first quarter of 2019 in comparison to the first quarter of 2018:

	2019	2018	% Change
First Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,149	$1,236	(7%)
Victoria’s Secret Direct	362	353	2%
Total Victoria’s Secret	1,511	1,589	(5%)
Bath & Body Works Stores (a)	715	649	10%
Bath & Body Works Direct	156	112	40%
Total Bath & Body Works	871	761	15%
Victoria’s Secret and Bath & Body Works International (b)	135	135	—%
Other (c)	112	141	(20%)
Total Net Sales	$2,629	$2,626	—%
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function. Results for 2018 also include store and direct sales for La Senza and Henri Bendel.

The following table provides a reconciliation of net sales for the first quarter of 2019 to the first quarter of 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
First Quarter	(in millions)
2018 Net Sales	$1,589	$761	$135	$141	$2,626
Comparable Store Sales	(86)	44	(6)	—	(48)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(12)	23	19	—	30
Divested/Closed Businesses	—	—	—	(68)	(68)
Foreign Currency Translation	(1)	(2)	(5)	—	(8)
Direct Channels	4	45	2	—	51
Private Label Credit Card	17	—	—	—	17
International Wholesale, Royalty and Other	—	—	(10)	39	29
2019 Net Sales	$1,511	$871	$135	$112	$2,629
The following table compares the first quarter of 2019 comparable sales to the first quarter of 2018:

First Quarter	2019	2018
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(5%)	1%
Bath & Body Works (b)	13%	8%
Total Comparable Sales	—%	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	(7%)	(5%)
Bath & Body Works (b)	7%	5%
Total Comparable Store Sales	(3%)	(2%)
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
The results by segment are as follows:
Victoria's Secret
For the first quarter of 2019, net sales decreased $78 million to $1.511 billion, comparable sales decreased 5%, and comparable store sales decreased 7%. PINK comparable sales decreased in the low-double digit range driven by merchandise performance in apparel and the exit of the swim business. Victoria's Secret Lingerie comparable sales decreased in the low-single digit range, primarily driven by declines in bras, due to merchandise performance, partially offset by increases in sleep and panties. Victoria's Secret Beauty comparable sales were about flat, as growth in accessories and fragrance was offset by declines in the lip business and PINK beauty, as we lapped the launch from last year.
The decrease in comparable sales was driven by a decline in traffic and average unit retail partially offset by an increase in conversion.

Bath & Body Works
For the first quarter of 2019, net sales increased $110 million to $871 million, comparable sales increased 13%, and comparable store sales increased 7%. Net sales increased in most categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable sales was driven by an increase in conversion, average unit retail and digital traffic.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2019, net sales were flat due to new company-owned Victoria's Secret stores and direct channel growth in Greater China, offset by declines in the Victoria's Secret Beauty and Accessories travel retail business.
Other
For the first quarter of 2019, net sales decreased $29 million to $112 million due to the sale of La Senza and the closure of Henri Bendel in the fourth quarter of 2018, partially offset by an increase in wholesale sales to our international partners.
Gross Profit
For the first quarter of 2019, our gross profit decreased $10 million to $934 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 35.5% from 35.9%, primarily driven by the following:
Victoria's Secret
For the first quarter of 2019, the gross profit decrease was driven by lower merchandise margin dollars related to the decrease in net sales and increased promotional activity to drive traffic and clear inventory, partially offset by lower depreciation expense.
The gross profit rate decrease was driven by increased promotional activity and buying and occupancy expense deleverage on lower net sales.
Bath & Body Works
For the first quarter of 2019, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales and reduced promotional activity, partially offset by higher occupancy expenses due to investments in store real estate and increases in supply chain and sourcing costs.
The gross profit rate increase was primarily driven by lower promotional activity and occupancy leverage on higher net sales.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2019, gross profit remained flat primarily due to increased merchandise margin dollars related to higher net sales in Greater China offset by higher occupancy expenses due to investments in store real estate in Greater China.
The gross profit rate improvement was driven by growth in Greater China partially offset by declines in merchandise margin rates in the Travel Retail business.
General, Administrative and Store Operating Expenses
For the first quarter of 2019, our general, administrative and store operating expenses decreased $8 million to $781 million driven by lower marketing expenses at Victoria's Secret and the elimination of the La Senza and Henri Bendel businesses, partially offset by higher selling expenses related to higher sales volumes at Bath & Body Works.
The general, administrative and store operating expense rate decreased to 29.7% from 30.0% primarily due to lower marketing expenses at Victoria's Secret.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2019 and 2018:

First Quarter	2019	2018
Average daily borrowings (in millions)	$5,878	$5,845
Average borrowing rate (in percentages)	6.6%	6.5%
For the first quarter of 2019, our interest expense increased $1 million to $99 million due to a higher average borrowing rate and higher average daily borrowings.

Other Income
For the first quarter of 2019, our other income increased $4 million to $6 million primarily due to an increase in the average interest rate received on cash deposits.
Provision for Income Taxes
For the first quarter of 2019, our effective tax rate was 33.6% compared to 18.5% in the first quarter of 2018. The first quarter 2019 rate was higher than the Company's combined federal and state statutory rate primarily due to the recognition of tax expense recorded through the income statement on share-based awards that vested in the quarter. The first quarter 2018 rate was lower than the Company's combined federal and state statutory rate primarily due to the release of a valuation allowance against certain deferred tax assets that are more likely than not to be realized.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. The majority of our cash and cash equivalents were held by domestic subsidiaries as of May 4, 2019. Our cash and cash equivalents held by foreign subsidiaries were $410 million as of May 4, 2019.
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of May 4, 2019, February 2, 2019 and May 5, 2018:

	May 4, 2019	February 2, 2019	May 5, 2018
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990	$990
$956 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	952	952	994
$780 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	777	776	995
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498	497
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	495
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	338	337	398
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	274	273	—
Secured Foreign Facilities	91	91	12
Total Senior Debt with Subsidiary Guarantee	$5,109	$5,106	$5,074
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Unsecured Foreign Facilities	67	60	89
Total Senior Debt	$712	$705	$734
Total	$5,821	$5,811	$5,808
Current Debt	(72)	(72)	(89)
Total Long-term Debt, Net of Current Portion	$5,749	$5,739	$5,719
Exchange of Notes
In June 2018, we completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC

470, Debt, and no gain or loss was recognized. The exchange premium will be amortized through the maturity date of January 2027 and is included within Long-term Debt on the May 4, 2019 and February 2, 2019 Consolidated Balance Sheets. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (the “Guarantors”).
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
The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. In addition, the Secured Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of May 4, 2019, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of May 4, 2019, there were no borrowings outstanding under the Secured Revolving Facility.
The Secured Revolving Facility supports our letter of credit program. We had $10 million of outstanding letters of credit as of May 4, 2019 that reduced our remaining availability under the Secured Revolving Facility.
Secured Foreign Facilities
We and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During the first quarter of 2019, we borrowed and made payments of $8 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time during the first quarter of 2019 was $96 million. Borrowings on the Secured Foreign Facilities mature between December 2019 and May 2022. As of May 4, 2019, borrowings of $5 million are included within Current Debt on the Consolidated Balance Sheet and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
We guarantee unsecured revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During the first quarter of 2019, we borrowed $13 million and made payments of $6 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time during the first quarter of 2019 was $73 million. Borrowings on the Unsecured Foreign Facilities mature between June 2019 and December 2019. As of May 4, 2019, borrowings of $67 million are included within Current Debt on the Consolidated Balance Sheet.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of May 4, 2019, February 2, 2019 and May 5, 2018:

	May 4, 2019	February 2, 2019	May 5, 2018
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(73)	$1,377	$(79)
Capital Expenditures (a)	123	629	160
Working Capital	750	1,274	1,032
Capitalization:
Long-term Debt	5,749	5,739	5,719
Shareholders’ Equity (Deficit)	(902)	(869)	(971)
Total Capitalization	$4,847	$4,870	$4,748
Remaining Amounts Available Under Credit Agreements (b)	$990	$991	$991
 _______________

(a)	The February 2, 2019 amounts represent a 52-week period, and the May 4, 2019 and May 5, 2018 amounts represent 13-week periods.

(b)
Letters of credit issued reduce our remaining availability under the Secured Revolving Facility. We had outstanding letters of credit that reduced our remaining availability under the Secured Revolving Facility of $10 million as of May 4, 2019, and $9 million as of February 2, 2019 and May 5, 2018.

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
The following table provides our credit ratings as of May 4, 2019:

	Moody’s	S&P
Corporate	Ba1	BB
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB
Senior Unsecured Debt	Ba2	B+
Outlook	Negative	Negative
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
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs for the first quarter of 2018:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price of Shares Repurchased within Program
Repurchase Program
	(in millions)	(in thousands)	(in millions)
March 2018	$250	1,563	$58	$36.93
September 2017	250	527	25	$46.98
Total		2,090	$83
We did not repurchase any shares in the first quarter of 2019.

In March 2018, our Board of Directors approved a $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program.
The March 2018 repurchase program had $79 million remaining as of May 4, 2019.
There were $4 million of share repurchases reflected in Accounts Payable on the May 5, 2018 Consolidated Balance Sheet.
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
Under the authority and declaration of our Board of Directors, we paid the following dividends during the first quarter of 2019 and 2018:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2019
First Quarter	$0.30	$83
2018
First Quarter	$0.60	$168

Cash Flow
The following table provides a summary of our cash flow activity for first quarter of 2019 and 2018:

	Year-to-Date
	2019	2018
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,413	$1,515
Net Cash Flows Used for Operating Activities	(73)	(79)
Net Cash Flows Used for Investing Activities	(106)	(159)
Net Cash Flows Used for Financing Activities	(86)	(243)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(2)
Net Decrease in Cash and Cash Equivalents	(267)	(483)
Cash and Cash Equivalents, End of Period	$1,146	$1,032
Operating Activities
Net cash used for operating activities in 2019 was $73 million, including net income of $40 million. Net income included depreciation of $145 million and share-based compensation expense of $23 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Accounts Payable, Accrued Expenses and Other, Inventories and Accounts Receivable.
Net cash used for operating activities in 2018 was $79 million, including net income of $48 million. Net income included depreciation of $148 million and share-based compensation expense of $25 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Accounts Payable, Accrued Expenses and Other, Inventories and Accounts Receivable.

Investing Activities
Net cash used for investing activities in 2019 was $106 million consisting primarily of capital expenditures of $123 million partially offset by proceeds of $12 million related to our divestiture of La Senza. The capital expenditures included $83 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and logistics to support our digital businesses and other retail capabilities.
Net cash used for investing activities in 2018 was $159 million consisting primarily of capital expenditures of $160 million. The capital expenditures included $122 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and infrastructure to support growth.
Financing Activities
Net cash used for financing activities in 2019 was $86 million consisting primarily of quarterly dividend payments of $0.30 per share, or $83 million, and tax payments related to share-based awards of $9 million, partially offset by $7 million of net new borrowings under our Foreign Facilities.
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
Contingent Liabilities and Contractual Obligations
In connection with the sale of La Senza in the fourth quarter of 2018, we have remaining guarantees of $71 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. We recorded a liability of $5 million as of May 4, 2019 and February 2, 2019 representing the estimated fair value of our obligation as guarantor in accordance with ASC 460, Guarantees. In connection with the disposition of a certain other business, we have remaining guarantees of $5 million related to lease payments under the current terms of a noncancelable lease expiring in 2021, which may remain in effect if the term is extended. We have not recorded a liability with respect to this guarantee obligation as of May 4, 2019, February 2, 2019 or May 5, 2018 as we concluded that payments under this guarantee were not probable.
In connection with noncancelable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. We recorded a liability of $10 million as of May 4, 2019, $11 million as of February 2, 2019 and $3 million as of May 5, 2018 related to these guarantee obligations. This liability is included in Long-term Operating Lease Liabilities on the May 4, 2019 Consolidated Balance Sheet, and in Other Long-term Liabilities on the February 2, 2019 and May 5, 2018 Consolidated Balance Sheets.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 2, 2019, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2018 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to account for most leases on their balance sheets but recognize expenses on their income statements in a manner similar to legacy accounting. The standard also requires enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expense recognized and expected to be recognized from existing leases. In July 2018, the FASB approved an amendment to the standard that provides companies a modified retrospective transition option that does not require earlier periods to be restated upon adoption.
We adopted the standard in the first quarter of 2019 under the modified retrospective approach. As allowed by the new standard, we elected the package of transition practical expedients but elected to not apply the hindsight practical expedient to our leases at transition.
Upon adoption at the beginning of 2019, we recorded operating lease liabilities of $3.7 billion and operating right-of-use assets for our leases of $3.3 billion. The operating right-of-use assets are net of $470 million of liabilities for deferred rent and unamortized landlord construction allowances that were previously recorded as Other Long-term Liabilities on the Consolidated Balance Sheet. We also recorded a decrease to opening retained earnings, net of tax, of $2 million. The adoption of the standard did not materially impact the Consolidated Statements of Income or Cash Flows.
Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which is intended to better align risk management activities and financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. We adopted the standard in the first quarter of fiscal 2019. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.
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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2018 Annual Report on Form 10-K, other than the adoption of ASC 842, Leases.

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
Foreign Exchange Rate Risk
We have operations in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar, British pound, Chinese Yuan, Hong Kong dollar and Euro denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada, the U.K., Ireland and Greater China is sourced through U.S. dollar transactions. Although we utilize foreign currency forward contracts to partially offset risks associated with our operations in Canada and the U.K., these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
Further, although our royalty arrangements with our international partners are denominated in U.S. dollars, the royalties we receive in U.S. dollars are calculated based on sales in the local currency. As a result, our royalties in these arrangements are exposed to foreign currency exchange rate fluctuations.

Interest Rate Risk
Our investment portfolio primarily consists of interest-bearing instruments that are classified as cash and cash equivalents based on their original maturities. Our investment portfolio is maintained in accordance with our investment policy, which specifies permitted types of investments, specifies credit quality standards and maturity profiles and limits credit exposure to any single issuer. The primary objective of our investment activities is the preservation of principal, the maintenance of liquidity and the maximization of interest income while minimizing risk. Typically, our investment portfolio is comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits. Given the short-term nature and quality of investments in our portfolio, we do not believe there is any material risk to principal associated with increases or decreases in interest rates.
Excluding our Foreign Facilities, all our long-term debt as of May 4, 2019 has fixed interest rates. We will from time-to-time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of May 4, 2019, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt and other financial instruments as of May 4, 2019, February 2, 2019 and May 5, 2018:

	May 4, 2019	February 2, 2019	May 5, 2018
	(in millions)
Long-term Debt:
Principal Value	$5,722	$5,722	$5,750
Fair Value, Estimated (a)	5,486	5,340	5,735
Foreign Currency Cash Flow Hedges (b)	(3)	(2)	1
Marketable Equity Securities (b)	(8)	(11)	(17)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Financial instruments are in a net liability (asset) position.
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
Changes in internal control over financial reporting. The adoption of ASC 842, Leases, required the implementation of new controls and the modification of certain accounting processes related to lease accounting. Additionally, we implemented a new domestic order management system for Victoria's Secret Direct, which required the implementation of new controls and the modification of certain accounting processes to ensure the accuracy and integrity of our financial statements. There were no other changes in our internal control over financial reporting that occurred in the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in the 2018 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2018 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings, could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2019	4	$26.59	—	$78,677
March 2019	327	27.04	—	78,677
April 2019	3	27.48	—	78,677
Total	334		—
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

None.

Item 6. EXHIBITS

Exhibits

10.1
Agreement, dated as of April 18, 2019, by and among L Brands, Inc., Barington Companies Equity Partners, L.P. and Barington Capital Group, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K dated April 18, 2019.

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
Date: June 4, 2019

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.