Form 10-Q
period 2019-08-03
L Brands, Inc.
filed 2019-09-06
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 3, 2019
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
As of August 30, 2019, the number of outstanding shares of the Registrant’s common stock, was 276,391,606 shares.

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2019” and “second quarter of 2018” refer to the thirteen-week periods ended August 3, 2019 and August 4, 2018, respectively. "Year-to-date 2019" and "year-to-date 2018" refer to the twenty-six-week periods ending August 3, 2019 and August 4, 2018, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2019	2018	2019	2018
Net Sales	$2,902	$2,984	$5,530	$5,610
Costs of Goods Sold, Buying and Occupancy	(1,919)	(1,925)	(3,614)	(3,607)
Gross Profit	983	1,059	1,916	2,003
General, Administrative and Store Operating Expenses	(808)	(831)	(1,588)	(1,620)
Operating Income	175	228	328	383
Interest Expense	(95)	(98)	(194)	(196)
Other Income (Loss)	(38)	(1)	(31)	1
Income Before Income Taxes	42	129	103	188
Provision for Income Taxes	4	30	25	41
Net Income	$38	$99	$78	$147
Net Income Per Basic Share	$0.14	$0.36	$0.28	$0.53
Net Income Per Diluted Share	$0.14	$0.36	$0.28	$0.52
Dividends Per Share	$0.30	$0.60	$0.60	$1.20

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2019	2018	2019	2018
Net Income	$38	$99	$78	$147
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(7)	(9)	(11)	(22)
Unrealized Gain on Cash Flow Hedges	2	3	4	9
Reclassification of Cash Flow Hedges to Earnings	(1)	1	(3)	3
Total Other Comprehensive Income (Loss), Net of Tax	(6)	(5)	(10)	(10)
Total Comprehensive Income	$32	$94	$68	$137

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	August 3, 2019	February 2, 2019	August 4, 2018
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$853	$1,413	$843
Accounts Receivable, Net	283	367	310
Inventories	1,329	1,248	1,315
Other	188	232	247
Total Current Assets	2,653	3,260	2,715
Property and Equipment, Net	2,756	2,818	2,949
Operating Lease Assets	3,209	—	—
Goodwill	1,348	1,348	1,348
Trade Names	411	411	411
Deferred Income Taxes	62	62	21
Other Assets	179	191	176
Total Assets	$10,618	$8,090	$7,620
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$763	$711	$821
Accrued Expenses and Other	919	1,082	963
Current Debt	75	72	65
Current Operating Lease Liabilities	456	—	—
Income Taxes	3	121	7
Total Current Liabilities	2,216	1,986	1,856
Deferred Income Taxes	241	226	237
Long-term Debt	5,475	5,739	5,712
Long-term Operating Lease Liabilities	3,165	—	—
Other Long-term Liabilities	450	1,004	937
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 284, 283 and 283 shares issued; 276, 275 and 275 shares outstanding, respectively	142	141	142
Paid-in Capital	806	771	718
Accumulated Other Comprehensive Income	49	59	12
Retained Earnings (Deficit)	(1,572)	(1,482)	(1,648)
Less: Treasury Stock, at Average Cost; 8, 8 and 8 shares, respectively	(358)	(358)	(348)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(933)	(869)	(1,124)
Noncontrolling Interest	4	4	2
Total Equity (Accumulated Deficit)	(929)	(865)	(1,122)
Total Liabilities and Equity (Deficit)	$10,618	$8,090	$7,620

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Second Quarter 2019

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 4, 2019	276	$142	$786	$55	$(1,527)	$(358)	$4	$(898)
Net Income	—	—	—	—	38	—	—	38
Other Comprehensive Income (Loss)	—	—	—	(6)	—	—	—	(6)
Total Comprehensive Income	—	—	—	(6)	38	—	—	32
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	—	—	20	—	—	—	—	20
Balance, August 3, 2019	276	$142	$806	$49	$(1,572)	$(358)	$4	$(929)

Second Quarter 2018

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 5, 2018	278	$141	$696	$17	$(1,580)	$(245)	$2	$(969)
Net Income	—	—	—	—	99	—	—	99
Other Comprehensive Income (Loss)	—	—	—	(5)	—	—	—	(5)
Total Comprehensive Income	—	—	—	(5)	99	—	—	94
Cash Dividends ($0.60 per share)	—	—	—	—	(167)	—	—	(167)
Repurchase of Common Stock	(3)	—	—	—	—	(103)	—	(103)
Share-based Compensation and Other	—	1	22	—	—	—	—	23
Balance, August 4, 2018	275	$142	$718	$12	$(1,648)	$(348)	$2	$(1,122)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Year-to-Date 2019

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 2, 2019	275	$141	$771	$59	$(1,482)	$(358)	$4	$(865)
Cumulative Effect of Accounting Change	—	—	—	—	(2)	—	—	(2)
Balance, February 3, 2019	275	141	771	59	(1,484)	(358)	4	(867)
Net Income	—	—	—	—	78	—	—	78
Other Comprehensive Income (Loss)	—	—	—	(10)	—	—	—	(10)
Total Comprehensive Income	—	—	—	(10)	78	—	—	68
Cash Dividends ($0.60 per share)	—	—	—	—	(166)	—	—	(166)
Share-based Compensation and Other	1	1	35	—	—	—	—	36
Balance, August 3, 2019	276	$142	$806	$49	$(1,572)	$(358)	$4	$(929)

Year-to-Date 2018

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 3, 2018	280	$141	$678	$24	$(1,434)	$(162)	$2	$(751)
Cumulative Effect of Accounting Changes	—	—	—	(2)	(26)	—	—	(28)
Balance, February 4, 2018	280	141	678	22	(1,460)	(162)	2	(779)
Net Income	—	—	—	—	147	—	—	147
Other Comprehensive Income (Loss)	—	—	—	(10)	—	—	—	(10)
Total Comprehensive Income	—	—	—	(10)	147	—	—	137
Cash Dividends ($1.20 per share)	—	—	—	—	(335)	—	—	(335)
Repurchase of Common Stock	(5)	—	—	—	—	(186)	—	(186)
Share-based Compensation and Other	—	1	40	—	—	—	—	41
Balance, August 4, 2018	275	$142	$718	$12	$(1,648)	$(348)	$2	$(1,122)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2019	2018
Operating Activities:
Net Income	$78	$147
Adjustments to Reconcile Net Income to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	295	296
Amortization of Landlord Allowances	—	(22)
Share-based Compensation Expense	44	50
Loss on Extinguishment of Debt	40	—
Deferred Income Taxes	15	—
Gains on Distributions from Easton Investments	(2)	(7)
Unrealized Losses on Marketable Equity Securities	—	6
Changes in Assets and Liabilities:
Accounts Receivable	55	1
Inventories	(83)	(81)
Accounts Payable, Accrued Expenses and Other	(107)	4
Income Taxes Payable	(138)	(209)
Other Assets and Liabilities	(35)	27
Net Cash Provided by Operating Activities	162	212
Investing Activities:
Capital Expenditures	(244)	(345)
Other Investing Activities	7	15
Net Cash Used for Investing Activities	(237)	(330)
Financing Activities:
Proceeds from Issuance of Long-Term Debt, Net of Issuance Costs	486	—
Payments of Long-term Debt	(799)	(52)
Borrowings from Foreign Facilities	25	89
Repayments of Foreign Facilities	(14)	(57)
Dividends Paid	(166)	(335)
Repurchases of Common Stock	—	(186)
Tax Payments related to Share-based Awards	(11)	(12)
Proceeds from Exercise of Stock Options	1	1
Financing Costs and Other	(5)	(2)
Net Cash Used for Financing Activities	(483)	(554)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	—
Net Decrease in Cash and Cash Equivalents	(560)	(672)
Cash and Cash Equivalents, Beginning of Period	1,413	1,515
Cash and Cash Equivalents, End of Period	$853	$843

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
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2019” and “second quarter of 2018” refer to the thirteen-week periods ended August 3, 2019 and August 4, 2018, respectively. “Year-to-date 2019” and “year-to-date 2018” refer to the twenty-six-week periods ending August 3, 2019 and August 4, 2018, respectively.
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
On January 6, 2019, the Company completed the sale of the La Senza business. For additional information, see Note 5, "Restructuring Activities."
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 3, 2019 and August 4, 2018 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2018 Annual Report on Form 10-K.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.
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

2. New Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 842, Leases, which requires companies classified as lessees to account for most leases on their balance sheets but recognize expenses on their income statements in a manner similar to legacy accounting. The standard also requires enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expense recognized and expected to be recognized from existing leases. In July 2018, the FASB approved an amendment to the standard that provides companies a modified retrospective transition option that did not require earlier periods to be restated upon adoption.
The Company adopted the standard in the first quarter of 2019 under the modified retrospective approach. As allowed by the new standard, the Company elected the package of transition practical expedients but elected to not apply the hindsight practical expedient to its leases at transition.
Upon adoption at the beginning of 2019, the Company recorded operating lease liabilities of $3.7 billion and operating lease assets for its leases of $3.3 billion. The operating lease assets are net of $470 million of liabilities for deferred rent and unamortized landlord construction allowances that were previously recorded as Other Long-term Liabilities on the Consolidated Balance Sheet. The Company also recorded a decrease to opening retained earnings, net of tax, of $2 million. The adoption of the standard did not materially impact the Consolidated Statements of Income or Cash Flows. See Note 8, “Leases” for additional disclosure required by the new standard.

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

3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $174 million as of August 3, 2019, $150 million as of February 2, 2019 and $165 million as of August 4, 2018. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments not yet delivered, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $276 million as of

August 3, 2019, $331 million as of February 2, 2019 and $281 million as of August 4, 2018. The Company recognized $167 million as revenue year-to-date in 2019 from amounts recorded as deferred revenue at the beginning of the period. As of August 3, 2019, the Company recorded deferred revenue of $262 million within Accrued Expenses and Other, and $14 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the second quarter and year-to-date 2019 and 2018:

	Second Quarter		Year-to-Date
	2019	2018	2019	2018
	(in millions)
Victoria’s Secret Stores (a)	$1,233	$1,365	$2,381	$2,601
Victoria’s Secret Direct	373	360	735	713
Total Victoria’s Secret	1,606	1,725	3,116	3,314
Bath & Body Works Stores (a)	883	824	1,597	1,473
Bath & Body Works Direct	178	140	335	251
Total Bath & Body Works	1,061	964	1,932	1,724
Victoria's Secret and Bath & Body Works International (b)	155	145	289	281
Other (c)	80	150	193	291
Total Net Sales	$2,902	$2,984	$5,530	$5,610
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from the Company's sourcing function. Results for 2018 also include store and direct sales for La Senza and Henri Bendel.

4. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the second quarter and year-to-date 2019 and 2018:

	Second Quarter		Year-to-Date
	2019	2018	2019	2018
	(in millions)
Weighted-average Common Shares:
Issued Shares	284	283	284	283
Treasury Shares	(8)	(6)	(8)	(5)
Basic Shares	276	277	276	278
Effect of Dilutive Options and Restricted Stock	2	2	2	2
Diluted Shares	278	279	278	280
Anti-dilutive Options and Awards (a)	6	5	5	5
 _______________

(a)	These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2018:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price of Shares Repurchased within Program
Repurchase Program
	(in millions)	(in thousands)	(in millions)
March 2018	$250	4,538	$161	$35.53
September 2017	250	527	25	$46.98
Total		5,065	$186

The Company did not repurchase any shares during year-to-date 2019.
In March 2018, the Company's Board of Directors approved a $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program.
The March 2018 repurchase program had $79 million remaining as of August 3, 2019.
There were $2 million of share repurchases reflected in Accounts Payable on the August 4, 2018 Consolidated Balance Sheet.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2019 and 2018:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2019
Second Quarter	$0.30	$83
First Quarter	0.30	83
Total	$0.60	$166
2018
Second Quarter	$0.60	$167
First Quarter	0.60	168
Total	$1.20	$335

5. Restructuring Activities
La Senza
On January 6, 2019, in an effort to increase shareholder value and in order to focus on its larger core businesses, the Company divested its ownership interest in La Senza to an affiliate of Regent LP, a global private equity firm. Regent LP assumed La Senza’s operating assets and liabilities in exchange for potential future consideration upon the sale or other monetization of La Senza, as defined in the agreement.  In the fourth quarter of 2018, the Company recognized a pre-tax loss on the divestiture of $99 million, primarily related to $45 million of accumulated foreign currency translation adjustments reclassified into earnings that were previously recognized as a component of equity, as well as losses related to the transfer of the net working capital and long-lived store assets to the buyer. The after-tax loss on the divestiture was $55 million, which includes $44 million of tax benefits primarily associated with the recognition of previously unrecognized deferred tax assets. The Company received cash proceeds of $12 million related to a net working capital settlement from the divestiture year-to-date 2019. These proceeds are included within the Investing Activities section of the 2019 Consolidated Statement of Cash Flows.
In conjunction with the transaction, the Company has guaranteed certain lease payments under the current terms of noncancelable leases. For additional information, see Note 15, "Commitments and Contingencies."
Additionally, the Company will continue to provide support to La Senza in various operational areas including logistics, technology and merchandise sourcing for periods of time expected to range from one month to 18 months.

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

6. Inventories
The following table provides details of inventories as of August 3, 2019, February 2, 2019 and August 4, 2018:

	August 3, 2019	February 2, 2019	August 4, 2018
	(in millions)
Finished Goods Merchandise	$1,132	$1,107	$1,143
Raw Materials and Merchandise Components	197	141	172
Total Inventories	$1,329	$1,248	$1,315

Inventories are principally valued at the lower of cost, on a weighted-average cost basis, or net realizable value.

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of August 3, 2019, February 2, 2019 and August 4, 2018:

	August 3, 2019	February 2, 2019	August 4, 2018
	(in millions)
Property and Equipment, at Cost	$6,808	$6,733	$6,890
Accumulated Depreciation and Amortization	(4,052)	(3,915)	(3,941)
Property and Equipment, Net	$2,756	$2,818	$2,949

Depreciation expense was $150 million and $148 million for the second quarter of 2019 and 2018, respectively. Depreciation expense was $295 million and $296 million for year-to-date 2019 and 2018, respectively.

8. Leases
In the first quarter of 2019, the Company adopted ASC 842, Leases, using the modified retrospective approach. Results for 2019 are presented under ASC 842, while prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standard in effect at that time.
The Company leases retail space, office space, warehouse facilities, storage space, equipment and certain other items under operating leases. A substantial portion of the Company’s leases are operating leases for its stores, which generally have an initial term of 10 years. Annual store rent consists of a fixed minimum amount and/or variable rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally also require additional payments covering certain operating costs such as common area maintenance, utilities, insurance and taxes. Certain leases contain predetermined fixed escalations of minimum rentals or require periodic adjustments of minimum rentals depending on an index or rate. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property.
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
The Company has provided residual value guarantees in connection with noncancelable operating leases of certain assets. For additional information, see Note 15, “Commitments and Contingencies.”
The following table provides the components of lease cost for operating leases for the second quarter and year-to-date 2019:

	Second Quarter	Year-to-Date
	(in millions)
Operating Lease Costs	$176	$351
Variable Lease Costs	23	40
Short-term Lease Costs	5	10
Total Lease Cost	$204	$401

The following table provides future maturities of operating lease liabilities as of the second quarter of 2019:

Fiscal Year	(in millions)
2019	$299
2020	705
2021	664
2022	594
2023	536
Thereafter	1,843
Total Lease Payments	$4,641
Less: Interest	(1,020)
Present Value of Operating Lease Liabilities	$3,621

As of August 3, 2019, the Company has additional operating lease commitments that have not yet commenced of approximately $44 million.
The following table provides the weighted-average remaining lease term and discount rate for operating leases with lease liabilities as of the second quarter of 2019:

Weighted Average Remaining Lease Term (years)	7.5
Weighted Average Discount Rate	6.1%

Year-to-date 2019, the Company paid $348 million for operating lease liabilities recorded on the balance sheet. These payments are included within the Operating Activities section of the 2019 Consolidated Statement of Cash Flows.
Year-to-date 2019, the Company obtained $203 million of additional lease assets as a result of new operating lease obligations.

Disclosures for 2018
The following table provides rent expense, as presented under the prior accounting standard, for the second quarter and year-to-date 2018:

	Second Quarter	Year-to-Date
	(in millions)
Store Rent:
Fixed Minimum	$166	$333
Contingent	18	30
Total Store Rent	184	363
Office, Equipment and Other	22	44
Total Rent Expense	$206	$407

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
Finance Leases
The Company leases certain fulfillment equipment under finance leases that expire at various dates through 2023. The Company records finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the Consolidated Balance Sheet. Additionally, the Company records finance lease liabilities in Accrued Expenses and Other and Other Long-term Liabilities on the Consolidated Balance Sheet. Finance lease costs are comprised of the straight-line amortization of the lease asset and the accretion of interest expense under the effective interest method.
The Company recorded $23 million and $32 million of finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the August 3, 2019 and August 4, 2018 Consolidated Balance Sheets, respectively. Additionally, the Company recorded finance lease liabilities of $7 million and $9 million in Accrued Expenses and Other and $16 million and $23 million in Other Long-term Liabilities, on the August 3, 2019 and August 4, 2018 Consolidated Balance Sheets, respectively.
Asset Retirement Obligations
The Company has asset retirement obligations related to certain company-owned international stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company’s liability for asset retirement obligations totaled $19 million as of August 3, 2019 and $15 million as of August 4, 2018. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

9. Equity Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $102 million as of August 3, 2019, $89 million as of February 2, 2019, and $78 million as of August 4, 2018, are recorded in Other Assets on the Consolidated Balance Sheets.

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
For the second quarter of 2019, the Company’s effective tax rate was 10.1% compared to 23.2% in the second quarter of 2018. For year-to-date 2019, the Company’s effective tax rate was 24.0% compared to 21.7% year-to-date 2018. The rates for 2019 and 2018 were lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters.
Income taxes paid were $169 million and $255 million for the second quarter of 2019 and 2018, respectively. Income taxes paid were $181 million and $266 million for year-to-date 2019 and 2018, respectively.
Uncertain Tax Positions
The Company had unrecognized tax benefits of $114 million as of February 2, 2019, of which $104 million, if recognized would reduce the effective income tax rate. Through August 3, 2019, the Company had a net decrease to gross unrecognized tax benefits of $33 million, primarily due to the resolution of certain tax matters. The changes to the unrecognized tax benefits resulted in a $17 million benefit to the Company’s Provision for Income Taxes year-to-date.
Of the total unrecognized tax benefits as of August 3, 2019, it is reasonably possible that $56 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.

11. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of August 3, 2019, February 2, 2019 and August 4, 2018:

	August 3, 2019	February 2, 2019	August 4, 2018
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990	$990
$860 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	857	952	951
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498	498
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	495
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	486	—	—
$450 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	449	776	776
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	274	273	272
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	—	337	337
Secured Foreign Facilities	95	91	80
Total Senior Debt with Subsidiary Guarantee	$4,838	$5,106	$5,092
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Unsecured Foreign Facilities	67	60	40
Total Senior Debt	$712	$705	$685
Total	$5,550	$5,811	$5,777
Current Debt	(75)	(72)	(65)
Total Long-term Debt, Net of Current Portion	$5,475	$5,739	$5,712

Issuance of Notes
In June 2019, the Company issued $500 million of 7.50% notes due in June 2029 ("2029 Notes"). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $486 million, which were net of discounts and issuance costs of $14 million. The discounts and issuance costs are being amortized through the maturity date and are included within Long-term Debt on the August 3, 2019 Consolidated Balance Sheet.
Repurchases of Notes
In June 2019, the Company completed the early settlement of tender offers to repurchase $212 million of outstanding 2020 Notes, $330 million of outstanding 2021 Notes and $96 million of outstanding 2022 Notes for $669 million. The Company used the proceeds from the 2029 Notes, together with cash on hand, to fund the purchase price for the tender offers. Additionally, in July 2019, the Company redeemed the remaining $126 million of outstanding 2020 Notes for $130 million.
In the second quarter of 2019, the Company recognized a pre-tax loss on extinguishment of debt of $40 million (after-tax loss of $30 million), which includes write-offs of unamortized issuance costs and redemption fees. This loss is included in Other Income (Loss) in the 2019 Consolidated Statements of Income.
Exchange of Notes
In June 2018, the Company completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC 470, Debt, and no gain or loss was recognized. The exchange premium is being amortized through the maturity date of January 2027 and is included within Long-term Debt on the Consolidated Balance Sheets. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors.

Secured Revolving Facility
The Company and the Guarantors guarantee and pledge collateral to secure a revolving credit facility ("Secured Revolving Facility"). The Secured Revolving Facility has aggregate availability of $1 billion. The Secured Revolving Facility allows the Company and certain of the Company's non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
The Secured Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is the London Interbank Offered Rate (“LIBOR”) plus 1.50% per annum. The interest rate on outstanding foreign-denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. Additionally, as of August 3, 2019, the Secured Revolving Facility provided that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of August 3, 2019, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of August 3, 2019, there were no borrowings outstanding under the Secured Revolving Facility.
The Secured Revolving Facility supports the Company’s letter of credit program. The Company had $10 million of outstanding letters of credit as of August 3, 2019 that reduced its remaining availability under the Secured Revolving Facility.
Subsequent to August 3, 2019, the Company entered into an amendment and restatement (“Amendment”) of the Secured Revolving Facility. The Amendment maintains the aggregate availability under the Secured Revolving Facility at $1 billion and extends the expiration date from May 2022 to August 2024. The Amendment also raises the threshold of consolidated debt to consolidated EBITDA in which investments and restricted payments may be made without limitation to 3.50 to 1.00.
Secured Foreign Facilities
The Company and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities ("Secured Foreign Facilities") used by certain of the Company's Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2019, the Company borrowed $12 million and made payments of $8 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time during 2019 was $96 million. Borrowings on the Secured Foreign Facilities mature between December 2019 and May 2022. As of August 3, 2019, borrowings of $8 million are included within Current Debt on the Consolidated Balance Sheet, and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
The Company guarantees unsecured revolving and term loan bank facilities ("Unsecured Foreign Facilities") used by certain of the Company's Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2019, the Company borrowed $13 million and made payments of $6 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time during 2019 was $73 million. Borrowings on the Unsecured Foreign Facilities mature between September 2019 and December 2019. As of August 3, 2019, borrowings of $67 million are included within Current Debt on the Consolidated Balance Sheet.

12. Derivative Financial Instruments
The earnings of the Company's wholly owned foreign businesses are subject to exchange rate risk as substantially all their merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian and U.K. businesses. These forward contracts currently have a maximum term of 18 months. Amounts are reclassified from accumulated other comprehensive income upon the sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income.

The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of August 3, 2019.
The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of August 3, 2019, February 2, 2019 and August 4, 2018:

	August 3, 2019	February 2, 2019	August 4, 2018
	(in millions)
Notional Amount	$168	$147	$224

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of August 3, 2019, February 2, 2019 and August 4, 2018:

	August 3, 2019	February 2, 2019	August 4, 2018
	(in millions)
Other Current Assets	$3	$2	$3
Accrued Expenses and Other	—	—	1

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for the second quarter and year-to-date 2019 and 2018:

	Second Quarter		Year-to-Date
	2019	2018	2019	2018
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income	$2	$3	$4	$10
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Costs of Goods Sold, Buying and Occupancy Expense	(1)	1	(3)	3

The Company estimates that $3 million of net gains included in accumulated other comprehensive income as of August 3, 2019 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

13. Fair Value Measurements
The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of August 3, 2019, February 2, 2019 and August 4, 2018:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of August 3, 2019
Assets:
Cash and Cash Equivalents	$853	$—	$—	$853
Marketable Equity Securities	2	—	—	2
Foreign Currency Cash Flow Hedges	—	3	—	3
As of February 2, 2019
Assets:
Cash and Cash Equivalents	$1,413	$—	$—	$1,413
Marketable Equity Securities	11	—	—	11
Foreign Currency Cash Flow Hedges	—	2	—	2
As of August 4, 2018
Assets:
Cash and Cash Equivalents	$843	$—	$—	$843
Marketable Equity Securities	11	—	—	11
Foreign Currency Cash Flow Hedges	—	3	—	3
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1

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
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of August 3, 2019, February 2, 2019 and August 4, 2018:

	August 3, 2019	February 2, 2019	August 4, 2018
	(in millions)
Principal Value	$5,458	$5,722	$5,722
Fair Value (a)	5,215	5,340	5,432

  _______________

(a)
The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Management believes that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.

14. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2019:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2019	$57	$2	$59
Other Comprehensive Income (Loss) Before Reclassifications	(11)	4	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(3)	(3)
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	(11)	1	(10)
Balance as of August 3, 2019	$46	$3	$49

The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2018:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Equity Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 3, 2018	$32	$(10)	$2	$24
Amount reclassified to Retained Earnings upon adoption of ASC 321, Investments - Equity Securities	—	—	(2)	(2)
Balance as of February 4, 2018	32	(10)	—	22
Other Comprehensive Income (Loss) Before Reclassifications	(22)	10	—	(12)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	3	—	3
Tax Effect	—	(1)	—	(1)
Current-period Other Comprehensive Income (Loss)	(22)	12	—	(10)
Balance as of August 4, 2018	$10	$2	$—	$12

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that the Company made false and/or misleading statements relating to the November 2018 announcement that the Company was reducing its quarterly dividend. The Company views this lawsuit as meritless and intends to defend against this lawsuit vigorously.
Guarantees
In connection with the sale of La Senza in the fourth quarter of 2018, the Company has remaining guarantees of $67 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. The Company recorded a liability of $5 million as of August 3, 2019 and February 2, 2019 representing the estimated fair value of its obligation as guarantor in accordance with ASC 460, Guarantees. In connection with the disposition of a certain other business, the Company has remaining guarantees of $5 million related to lease payments under the current terms of a noncancelable lease expiring in 2021, which may remain in effect if the term is extended. The Company has not recorded a liability with respect to this guarantee obligation as of August 3, 2019, February 2, 2019 or August 4, 2018 as it concluded that payments under this guarantee were not probable.

In connection with noncancelable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. The Company recorded a liability of $11 million as of August 3, 2019 and February 2, 2019, and $3 million as of August 4, 2018 related to these guarantee obligations. This liability is included in Current Operating Lease Liabilities on the August 3, 2019 Consolidated Balance Sheet, and in Other Long-term Liabilities on the February 2, 2019 and August 4, 2018 Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $20 million for both the second quarter of 2019 and 2018. Total expense recognized related to the qualified plan was $39 million for year-to-date 2019 and $38 million for year-to-date 2018.
The non-qualified plan is an unfunded plan, which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount, which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for the second quarter of 2019 and $5 million for the second quarter of 2018. Total expense recognized related to the non-qualified plan was $12 million for year-to-date 2019 and $11 million for year-to-date 2018.

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
The following table provides the Company’s segment information for the second quarter and year-to-date 2019 and 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2019
Second Quarter:
Net Sales	$1,606	$1,061	$155	$80	$2,902
Operating Income (Loss)	17	180	(1)	(21)	$175
Year-to-Date:
Net Sales	$3,116	$1,932	$289	$193	$5,530
Operating Income (Loss)	49	335	(5)	(51)	328
2018
Second Quarter:
Net Sales	$1,725	$964	$145	$150	$2,984
Operating Income (Loss)	114	169	(9)	(46)	228
Year-to-Date:
Net Sales	$3,314	$1,724	$281	$291	$5,610
Operating Income (Loss)	197	293	(14)	(93)	383

The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $357 million and $400 million for the second quarter of 2019 and 2018, respectively. The Company's international net sales across all segments totaled $706 million and $758 million for year-to-date 2019 and 2018, respectively.

18. Subsequent Events
Subsequent to August 3, 2019, the Company entered into an amendment and restatement of the Secured Revolving Facility. For additional information, see Note 11, “Long-term Debt and Borrowing Facilities.”

19. Supplemental Guarantor Financial Information
The Company’s 2021 Notes, 2022 Notes, 2023 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2035 Notes, 2036 Notes, Secured Revolving Facility and Secured Foreign Facilities are jointly and severally guaranteed on a full and unconditional basis by the Guarantors. The Company is a holding company, and its most significant assets are the stock of its subsidiaries. The Guarantors represent: (a) substantially all of the sales of the Company’s domestic subsidiaries, (b) more than 90% of the assets owned by the Company’s domestic subsidiaries, other than real property, certain other assets and intercompany investments and balances and (c) more than 95% of the accounts receivable and inventory directly owned by the Company’s domestic subsidiaries.
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of August 3, 2019, February 2, 2019 and August 4, 2018 and the Condensed Consolidating Statements of Income, Comprehensive Income and Cash Flows for the periods ended August 3, 2019 and August 4, 2018.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	August 3, 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$355	$498	$—	$853
Accounts Receivable, Net	—	173	110	—	283
Inventories	—	1,211	118	—	1,329
Other	12	55	121	—	188
Total Current Assets	12	1,794	847	—	2,653
Property and Equipment, Net	—	1,868	888	—	2,756
Operating Lease Assets	—	2,637	572	—	3,209
Goodwill	—	1,318	30	—	1,348
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,418	20,582	2,315	(27,315)	—
Deferred Income Taxes	—	9	53	—	62
Other Assets	126	11	654	(612)	179
Total Assets	$4,556	$28,630	$5,359	$(27,927)	$10,618
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2	$418	$343	$—	$763
Accrued Expenses and Other	81	529	309	—	919
Current Debt	—	—	75	—	75
Current Operating Lease Liabilities	—	370	86	—	456
Income Taxes	—	—	3	—	3
Total Current Liabilities	83	1,317	816	—	2,216
Deferred Income Taxes	1	(41)	281	—	241
Long-term Debt	5,388	597	87	(597)	5,475
Long-term Operating Lease Liabilities	—	2,636	529	—	3,165
Other Long-term Liabilities	62	374	29	(15)	450
Total Equity (Deficit)	(978)	23,747	3,617	(27,315)	(929)
Total Liabilities and Equity (Deficit)	$4,556	$28,630	$5,359	$(27,927)	$10,618

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Second Quarter 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,760	$767	$(625)	$2,902
Costs of Goods Sold, Buying and Occupancy	—	(1,865)	(596)	542	(1,919)
Gross Profit	—	895	171	(83)	983
General, Administrative and Store Operating Expenses	(3)	(777)	(87)	59	(808)
Operating Income (Loss)	(3)	118	84	(24)	175
Interest Expense	(93)	(24)	(2)	24	(95)
Other Income (Loss)	(40)	5	(3)	—	(38)
Income (Loss) Before Income Taxes	(136)	99	79	—	42
Provision for Income Taxes	(8)	(2)	14	—	4
Equity in Earnings (Loss), Net of Tax	166	192	131	(489)	—
Net Income (Loss)	$38	$293	$196	$(489)	$38

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Second Quarter 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$38	$293	$196	$(489)	$38
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(7)	—	(7)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	2	—	2
Reclassification of Cash Flow Hedges to Earnings	—	—	(1)	—	(1)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(6)	—	(6)
Total Comprehensive Income (Loss)	$38	$293	$190	$(489)	$32

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$5,247	$1,521	$(1,238)	$5,530
Costs of Goods Sold, Buying and Occupancy	—	(3,514)	(1,183)	1,083	(3,614)
Gross Profit	—	1,733	338	(155)	1,916
General, Administrative and Store Operating Expenses	(8)	(1,513)	(176)	109	(1,588)
Operating Income (Loss)	(8)	220	162	(46)	328
Interest Expense	(190)	(47)	(3)	46	(194)
Other Income (Loss)	(40)	12	(3)	—	(31)
Income (Loss) Before Income Taxes	(238)	185	156	—	103
Provision for Income Taxes	(8)	7	26	—	25
Equity in Earnings (Loss), Net of Tax	308	258	135	(701)	—
Net Income (Loss)	$78	$436	$265	$(701)	$78

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Year-to-Date 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$78	$436	$265	$(701)	$78
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(11)	—	(11)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	4	—	4
Reclassification of Cash Flow Hedges to Earnings	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(10)	—	(10)
Total Comprehensive Income (Loss)	$78	$436	$255	$(701)	$68

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME
(in millions)
(Unaudited)

	Year-to-Date 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$5,263	$1,590	$(1,243)	$5,610
Costs of Goods Sold, Buying and Occupancy	—	(3,457)	(1,319)	1,169	(3,607)
Gross Profit	—	1,806	271	(74)	2,003
General, Administrative and Store Operating Expenses	(6)	(1,443)	(227)	56	(1,620)
Operating Income (Loss)	(6)	363	44	(18)	383
Interest Expense	(194)	(18)	(5)	21	(196)
Other Income (Loss)	—	7	(6)	—	1
Income (Loss) Before Income Taxes	(200)	352	33	3	188
Provision for Income Taxes	(2)	34	9	—	41
Equity in Earnings (Loss), Net of Tax	345	432	397	(1,174)	—
Net Income (Loss)	$147	$750	$421	$(1,171)	$147

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(240)	$(119)	$521	$—	$162
Investing Activities:
Capital Expenditures	—	(153)	(91)	—	(244)
Other Investing Activities	—	12	(5)	—	7
Net Cash Provided by (Used for) Investing Activities	—	(141)	(96)	—	(237)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	486	—	—	—	486
Payments of Long-term Debt	(799)	—	—	—	(799)
Borrowings from Foreign Facilities	—	—	25	—	25
Repayments of Foreign Facilities	—	—	(14)	—	(14)
Dividends Paid	(166)	—	—	—	(166)
Tax Payments related to Share-based Awards	(11)	—	—	—	(11)
Proceeds from Exercise of Stock Options	1	—	—	—	1
Financing Costs and Other	(1)	(4)	—	—	(5)
Net Financing Activities and Advances to/from Consolidated Affiliates	730	(378)	(352)	—	—
Net Cash Provided by (Used for) Financing Activities	240	(382)	(341)	—	(483)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2)	—	(2)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(642)	82	—	(560)
Cash and Cash Equivalents, Beginning of Period	—	997	416	—	1,413
Cash and Cash Equivalents, End of Period	$—	$355	$498	$—	$853

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(219)	$471	$(40)	$—	$212
Investing Activities:
Capital Expenditures	—	(213)	(132)	—	(345)
Net Investments in Consolidated Affiliates	—	—	(11)	11	—
Other Investing Activities	—	—	15	—	15
Net Cash Provided by (Used for) Investing Activities	—	(213)	(128)	11	(330)
Financing Activities:
Payments of Long-term Debt	(52)	—	—	—	(52)
Borrowings from Foreign Facilities	—	—	89	—	89
Repayments of Foreign Facilities	—	—	(57)	—	(57)
Dividends Paid	(335)	—	—	—	(335)
Repurchases of Common Stock	(186)	—	—	—	(186)
Tax Payments related to Share-based Awards	(12)	—	—	—	(12)
Proceeds from Exercise of Stock Options	1	—	—	—	1
Financing Costs and Other	(2)	—	—	—	(2)
Net Financing Activities and Advances to/from Consolidated Affiliates	805	(969)	175	(11)	—
Net Cash Provided by (Used for) Financing Activities	219	(969)	207	(11)	(554)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	—	(711)	39	—	(672)
Cash and Cash Equivalents, Beginning of Period	—	1,164	351	—	1,515
Cash and Cash Equivalents, End of Period	$—	$453	$390	$—	$843

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of L Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets of L Brands, Inc. (the Company) as of August 3, 2019 and August 4, 2018, and the related consolidated statements of income, comprehensive income, and total equity (deficit) for the thirteen and twenty-six week periods ended August 3, 2019 and August 4, 2018, and the consolidated statements of cash flows for the twenty-six week periods ended August 3, 2019 and August 4, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
September 6, 2019

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
Executive Overview
In the second quarter of 2019, our operating income decreased $53 million, or 23%, to $175 million, and our operating income rate decreased to 6.0% from 7.6%. Net sales decreased $82 million to $2.902 billion, comparable sales decreased 1% and comparable store sales decreased 4%. Our performance was mixed. At Victoria's Secret, net sales decreased 7%, and operating income decreased $97 million. At Bath & Body Works, net sales increased 10%, and operating income increased $11 million. At Victoria's Secret and Bath & Body Works International, net sales increased 6%, and the operating loss was reduced by $8 million. For additional information related to our second quarter 2019 financial performance, see “Results of Operations.”
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

Adjusted Financial Information

In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements, which present net income and earnings per share in 2019 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	Second Quarter		Year-to-Date
(in millions, except per share amounts)	2019	2018	2019	2018
Detail of Special Items included in Other Income (Loss)
Loss on Extinguishment of Debt (a)	$(40)	$—	$(40)	$—

Detail of Special Items included in Provision for Income Taxes
Tax Effect of Special Items included in Other Income (Loss)	$10	$—	$10	$—

Reconciliation of Reported Net Income to Adjusted Net Income
Reported Net Income	$38	$99	$78	$147
Special Items included in Net Income	30	—	30	—
Adjusted Net Income	$68	$99	$108	$147

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings Per Diluted Share	$0.14	$0.36	$0.28	$0.52
Special Items included in Earnings Per Diluted Share	0.11	—	0.11	—
Adjusted Earnings Per Diluted Share	$0.24	$0.36	$0.39	$0.52
 ________________

(a)
In the second quarter of 2019, we redeemed $764 million of outstanding notes maturing between 2020 and 2022, resulting in a pre-tax loss on extinguishment of $40 million (after-tax loss of $30 million). For additional information see Note 11, "Long-term Debt and Borrowing Facilities" included in Item 1. Financial Statements.

Company-Owned Store Data
The following table compares the second quarter of 2019 company-owned store data to the second quarter of 2018 and year-to-date 2019 store data to year-to-date 2018:

	Second Quarter			Year-to-Date
	2019	2018	% Change	2019	2018	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$166	$177	(6%)	$317	$340	(7%)
Bath & Body Works U.S.	196	190	3%	356	340	5%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$1,083	$1,139	(5%)	$2,066	$2,184	(5%)
Bath & Body Works U.S.	510	486	5%	925	866	7%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,543	6,449	1%
Bath & Body Works U.S.	2,606	2,559	2%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,961	7,223	(4%)
Bath & Body Works U.S.	4,253	4,096	4%

The following table represents company-owned store data for year-to-date 2019:

	Stores Operating at			Stores Operating at
	February 2, 2019	Opened	Closed	August 3, 2019
Victoria’s Secret U.S.	1,098	3	(37)	1,064
Victoria’s Secret Canada	45	—	—	45
Total Victoria's Secret	1,143	3	(37)	1,109
Bath & Body Works U.S.	1,619	23	(10)	1,632
Bath & Body Works Canada	102	1	—	103
Total Bath & Body Works	1,721	24	(10)	1,735
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories	38	6	(5)	39
Victoria's Secret China	15	3	—	18
Total Victoria's Secret and Bath & Body Works International	79	9	(5)	83
Total L Brands Stores	2,943	36	(52)	2,927

The following table represents company-owned store data for year-to-date 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	August 4, 2018
Victoria’s Secret U.S.	1,124	1	(5)	1,120
Victoria’s Secret Canada	46	—	(1)	45
Total Victoria's Secret	1,170	1	(6)	1,165
Bath & Body Works U.S.	1,592	22	(13)	1,601
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,694	22	(13)	1,703
Victoria's Secret U.K. / Ireland	24	—	—	24
Victoria's Secret Beauty and Accessories	29	—	(1)	28
Victoria's Secret China	7	3	—	10
Total Victoria's Secret and Bath & Body Works International	60	3	(1)	62
Henri Bendel	27	—	(4)	23
La Senza Canada	119	—	(1)	118
La Senza U.S.	5	—	—	5
Total L Brands Stores	3,075	26	(25)	3,076

Noncompany-Owned Store Data
The following table represents noncompany-owned store data for year-to-date 2019:

	Stores Operating at			Stores Operating at
	February 2, 2019	Opened	Closed	August 3, 2019
Victoria’s Secret Beauty & Accessories	383	15	(21)	377
Victoria's Secret	56	7	—	63
Bath & Body Works	235	14	(2)	247
Total	674	36	(23)	687
The following table represents noncompany-owned store data for year-to-date 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	August 4, 2018
Victoria’s Secret Beauty & Accessories	397	23	(12)	408
Victoria's Secret	37	8	—	45
Bath & Body Works	185	22	(3)	204
La Senza	194	—	(7)	187
Total	813	53	(22)	844

Results of Operations
Second Quarter of 2019 Compared to Second Quarter of 2018
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the second quarter of 2019 in comparison to the second quarter of 2018:

			Operating Income Rate
	2019	2018	2019	2018
Second Quarter	(in millions)
Victoria’s Secret	$17	$114	1.0%	6.6%
Bath & Body Works	180	169	17.0%	17.5%
Victoria’s Secret and Bath & Body Works International	(1)	(9)	(0.8%)	(6.5%)
Other (a)	(21)	(46)	(26.0%)	(30.3%)
Total Operating Income	$175	$228	6.0%	7.6%
  _______________

(a)	Includes Mast Global and corporate functions. Results for 2018 also include La Senza and Henri Bendel.
For the second quarter of 2019, operating income decreased $53 million, or 23%, to $175 million, and the operating income rate decreased to 6.0% from 7.6%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2019 in comparison to the second quarter of 2018:

	2019	2018	% Change
Second Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,233	$1,365	(10%)
Victoria’s Secret Direct	373	360	4%
Total Victoria’s Secret	1,606	1,725	(7%)
Bath & Body Works Stores (a)	883	824	7%
Bath & Body Works Direct	178	140	28%
Total Bath & Body Works	1,061	964	10%
Victoria’s Secret and Bath & Body Works International (b)	155	145	6%
Other (c)	80	150	(46%)
Total Net Sales	$2,902	$2,984	(3%)
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function. Results for 2018 also include store and direct sales for La Senza and Henri Bendel.

The following table provides a reconciliation of net sales for the second quarter of 2019 to the second quarter of 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Second Quarter	(in millions)
2018 Net Sales	$1,725	$964	$145	$150	$2,984
Comparable Store Sales	(108)	31	(9)	—	(86)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(21)	29	19	—	27
Divested/Closed Businesses	—	—	—	(77)	(77)
Foreign Currency Translation	(1)	(1)	(4)	—	(6)
Direct Channels	13	38	2	—	53
Private Label Credit Card	(2)	—	—	—	(2)
International Wholesale, Royalty and Other	—	—	2	7	9
2019 Net Sales	$1,606	$1,061	$155	$80	$2,902
The following table compares the second quarter of 2019 comparable sales to the second quarter of 2018:

Second Quarter	2019	2018
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(6%)	(1%)
Bath & Body Works (b)	8%	10%
Total Comparable Sales	(1%)	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	(9%)	(5%)
Bath & Body Works (b)	4%	7%
Total Comparable Store Sales	(4%)	(1%)
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
The results by segment are as follows:
Victoria's Secret
For the second quarter of 2019, net sales decreased $119 million to $1.606 billion, comparable sales decreased 6%, and comparable store sales decreased 9%. PINK comparable sales decreased in the low-double digit range, due to merchandise performance in apparel and the exit of the swim business, partially offset by growth in sports bras. Victoria's Secret Lingerie comparable sales were down mid-single digit, due to declines in bras, apparel and panties, driven by merchandise performance. Victoria's Secret Beauty comparable sales were flat, as growth in the PINK Beauty and accessories businesses were offset by a slight decline in the mist business, driven by a miss in fashion, and in the lip business.
The decrease in comparable sales was driven by declines in store traffic and average unit retail prices.

Bath & Body Works
For the second quarter of 2019, net sales increased $97 million to $1.061 billion, comparable sales increased 8%, and comparable store sales increased 4%. Net sales increased in most categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable sales was driven by an increase in store conversion and digital traffic.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2019, net sales increased $10 million to $155 million due to new company-owned Victoria's Secret stores and direct channel growth in Greater China, partially offset by a decline in Victoria's Secret U.K.
Other
For the second quarter of 2019, net sales decreased $70 million to $80 million due to the sale of La Senza and closure of Henri Bendel in the fourth quarter of 2018, partially offset by an increase in wholesale sales to our international partners.
Gross Profit
For the second quarter of 2019, our gross profit decreased $76 million to $983 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 33.9% from 35.5%, primarily driven by the following:
Victoria's Secret
For the second quarter of 2019, the gross profit decrease was primarily due to lower merchandise margin dollars related to the decrease in net sales and increased promotional activity to liquidate non-go-forward merchandise.
The gross profit rate decrease was driven by increased promotional activity and buying and occupancy expense deleverage on lower net sales.
Bath & Body Works
For the second quarter of 2019, the gross profit increase was due to higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate and increases in supply chain and sourcing costs.
The gross profit rate decrease was driven by increases in supply chain and sourcing costs and the sales mix shift into the direct business.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2019, the gross profit increase was primarily due to higher merchandise margin dollars related to higher net sales in Greater China, partially offset by higher occupancy expenses due to investments in store real estate in Greater China.
The gross profit rate increase was driven by increases in the merchandise margin rates in the Victoria's Secret U.K. and Victoria's Secret Beauty & Accessories travel retail businesses.
General, Administrative and Store Operating Expenses
For the second quarter of 2019, our general, administrative and store operating expenses decreased $23 million to $808 million due to the elimination of the La Senza and Henri Bendel businesses and lower marketing expenses at Victoria's Secret, partially offset by higher selling expenses related to higher sales volume at Bath & Body Works.
The general, administrative and store operating expense rate remained flat.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2019 and 2018:

Second Quarter	2019	2018
Average daily borrowings (in millions)	$5,792	$5,846
Average borrowing rate (in percentages)	6.6%	6.8%
For the second quarter of 2019, our interest expense decreased $3 million to $95 million due to lower average daily borrowings and a lower average borrowing rate.

Other Income (Loss)
For the second quarter of 2019, our other income (loss) decreased $37 million to a $38 million loss due to a $40 million pre-tax loss associated with the early extinguishment of $764 million in outstanding notes maturing between 2020 and 2022.
Provision for Income Taxes
For the second quarter of 2019, our effective tax rate was 10.1% compared to 23.2% in the second quarter of 2018. The second quarter 2019 rate and the second quarter 2018 rate were lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters.

Results of Operations
Year-to-Date 2019 Compared to Year-to-Date 2018
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for year-to-date 2019 in comparison to year-to-date 2018:

			Operating Income Rate
	2019	2018	2019	2018
Year-to-Date	(in millions)
Victoria’s Secret	$49	$197	1.6%	6.0%
Bath & Body Works	335	293	17.3%	17.0%
Victoria’s Secret and Bath & Body Works International	(5)	(14)	(1.8%)	(5.1%)
Other (a)	(51)	(93)	(26.5%)	(31.9%)
Total Operating Income	$328	$383	5.9%	6.8%
  _______________

(a)	Includes Mast Global and corporate functions. Results for 2018 also include La Senza and Henri Bendel.
For year-to-date 2019, operating income decreased $55 million, or 14%, to $328 million, and the operating income rate decreased to 5.9% from 6.8%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2019 in comparison to year-to-date 2018:

	2019	2018	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$2,381	$2,601	(9%)
Victoria’s Secret Direct	735	713	3%
Total Victoria’s Secret	3,116	3,314	(6%)
Bath & Body Works Stores (a)	1,597	1,473	8%
Bath & Body Works Direct	335	251	33%
Total Bath & Body Works	1,932	1,724	12%
Victoria’s Secret and Bath & Body Works International (b)	289	281	3%
Other (c)	193	291	(34%)
Total Net Sales	$5,530	$5,610	(1%)
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function. Results for 2018 also include store and direct sales for La Senza and Henri Bendel.

The following table provides a reconciliation of net sales for year-to-date 2019 to year-to-date 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2018 Net Sales	$3,314	$1,724	$281	$291	$5,610
Comparable Store Sales	(194)	75	(15)	—	(134)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(33)	52	36	—	55
Divested/Closed Businesses	—	—	—	(145)	(145)
Foreign Currency Translation	(3)	(3)	(9)	—	(15)
Direct Channels	17	84	4	—	105
Private Label Credit Card	15	—	—	—	15
International Wholesale, Royalty and Other	—	—	(8)	47	39
2019 Net Sales	$3,116	$1,932	$289	$193	$5,530
The following table compares year-to-date 2019 comparable sales to year-to-date 2018:

Year-to-Date	2019	2018
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(6%)	—%
Bath & Body Works (b)	10%	9%
Total Comparable Sales	(1%)	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	(8%)	(5%)
Bath & Body Works (b)	6%	6%
Total Comparable Store Sales	(3%)	(2%)
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
The results by segment are as follows:
Victoria's Secret
For year-to-date 2019, net sales decreased $198 million to $3.116 billion, comparable sales decreased 6%, and comparable store sales decreased 8%. PINK comparable sales decreased in the low-double digit range, due to merchandise performance in apparel and the exit of the swim business, partially offset by growth in sports bras. Victoria's Secret Lingerie comparable sales were down mid-single digit, due to declines in bras and apparel, driven by merchandise performance, partially offset by an increase in sleep. Victoria's Secret Beauty comparable sales were about flat, as growth in accessories was offset by a decline in the lip business.
The decrease in comparable sales was driven by declines in store traffic and average unit retail prices.

Bath & Body Works
For year-to-date 2019, net sales increased $208 million to $1.932 billion, comparable sales increased 10%, and comparable store sales increased 6%. Net sales increased in most categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable sales was driven by an increase in store conversion and digital traffic.
Victoria's Secret and Bath & Body Works International
For year-to-date 2019, net sales increased $8 million to $289 million due to new company-owned Victoria's Secret stores and direct channel growth in Greater China, partially offset by declines in the Victoria's Secret Beauty & Accessories travel retail business.
Other
For year-to-date 2019, net sales decreased $98 million to $193 million due to the sale of La Senza and closure of Henri Bendel in the fourth quarter of 2018, partially offset by an increase in wholesale sales to our international partners.
Gross Profit
For year-to-date 2019, our gross profit decreased $87 million to $1.916 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 34.6% from 35.7%, primarily driven by the following:
Victoria's Secret
For year-to-date 2019, the gross profit decrease was primarily due to lower merchandise margin dollars related to the decrease in net sales and increased promotional activity to drive traffic and clear inventory.
The gross profit rate decrease was driven by increased promotional activity and buying and occupancy expense deleverage on lower net sales.
Bath & Body Works
For year-to-date 2019, the gross profit increase was due to higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate and increases in supply chain and sourcing costs.
The gross profit rate increase was driven by occupancy leverage on higher net sales, partially offset by increases in supply chain and sourcing costs.
Victoria's Secret and Bath & Body Works International
For year-to-date 2019, the gross profit increase was primarily due to higher merchandise margin dollars related to higher net sales in Greater China, partially offset by higher occupancy expenses due to investments in store real estate in Greater China.
The gross profit rate increase was driven by increases in the merchandise margin rate in the Victoria's Secret U.K. and China businesses, and leverage in occupancy expenses due to higher net sales in Greater China.
General, Administrative and Store Operating Expenses
For year-to-date 2019, our general, administrative and store operating expenses decreased $32 million to $1.588 billion due to the elimination of the La Senza and Henri Bendel businesses and lower marketing expenses at Victoria's Secret, partially offset by higher selling expenses related to higher sales volume at Bath & Body Works.
The general, administrative and store operating expense rate decreased to 28.7% from 28.9% driven by the absence of the higher-rate La Senza and Henri Bendel businesses and a decline in marketing expense at Victoria's Secret.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2019 and 2018:

Year-to-Date	2019	2018
Average daily borrowings (in millions)	$5,835	$5,845
Average borrowing rate (in percentages)	6.6%	6.6%
For year-to-date 2019, our interest expense decreased $2 million to $194 million due to lower average daily borrowings.

Other Income (Loss)
For year-to-date 2019, our other income (loss) decreased $32 million to a $31 million loss due to a $40 million pre-tax loss associated with the early extinguishment of $764 million in outstanding notes maturing between 2020 and 2022, partially offset by an increase in the average interest rate received on cash deposits.
Provision for Income Taxes
For year-to-date 2019, our effective tax rate was 24.0% compared to 21.7% year-to-date 2018. The 2019 year-to-date rate and the 2018 year-to-date rate were lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $493 million as of August 3, 2019.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of August 3, 2019, February 2, 2019 and August 4, 2018:

	August 3, 2019	February 2, 2019	August 4, 2018
	(in millions)
Net Cash Provided by Operating Activities (a)	$162	$1,377	$212
Capital Expenditures (a)	244	629	345
Working Capital	437	1,274	859
Capitalization:
Long-term Debt	5,475	5,739	5,712
Shareholders’ Equity (Deficit)	(933)	(869)	(1,124)
Total Capitalization	$4,542	$4,870	$4,588
Remaining Amounts Available Under Credit Agreements (b)	$990	$991	$991
 _______________

(a)	The February 2, 2019 amounts represent a 52-week period, and the August 3, 2019 and August 4, 2018 amounts represent twenty-six-week periods.

(b)
Letters of credit issued reduce our remaining availability under the Secured Revolving Facility. We had outstanding letters of credit that reduced our remaining availability under the Secured Revolving Facility of $10 million as of August 3, 2019, and $9 million as of February 2, 2019 and August 4, 2018.

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2019 and 2018:

	Year-to-Date
	2019	2018
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,413	$1,515
Net Cash Flows Provided by Operating Activities	162	212
Net Cash Flows Used for Investing Activities	(237)	(330)
Net Cash Flows Used for Financing Activities	(483)	(554)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	—
Net Decrease in Cash and Cash Equivalents	(560)	(672)
Cash and Cash Equivalents, End of Period	$853	$843
Operating Activities
Net cash provided by operating activities in 2019 was $162 million, including net income of $78 million. Net income included depreciation of $295 million, share-based compensation expense of $44 million and loss on extinguishment of debt of $40 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Income Taxes Payable and Inventories, and the changes in Accounts Payable, Accrued Expenses and Other and Accounts Receivable.
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
Investing Activities
Net cash used for investing activities in 2019 was $237 million consisting primarily of capital expenditures of $244 million, partially offset by proceeds of $12 million related to our divestiture of La Senza. The capital expenditures included $169 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and logistics to support our digital businesses and other retail capabilities.
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
We anticipate spending approximately $550 million for capital expenditures in 2019 relating to remodeling and improving existing stores and opening new stores, as well as investments in technology and logistics for initiatives supporting our direct businesses and other retail capabilities.
Financing Activities
Net cash used for financing activities in 2019 was $483 million consisting primarily of $799 million in payments for the early extinguishment of outstanding notes maturing between 2020 and 2022, quarterly dividend payments of $0.60 per share, or $166 million, and tax payments related to share-based awards of $11 million, partially offset by the net proceeds of $486 million from the issuance of the 2029 Notes and $11 million of net new borrowings under our Foreign Facilities.
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

Common Stock Share Repurchases
Our Board of Directors will determine share repurchase authorizations, giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our share repurchase programs. The timing and amount of any repurchases will be made at our discretion, taking into account a number of factors, including market conditions.
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during year-to-date 2018:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price of Shares Repurchased within Program
Repurchase Program
	(in millions)	(in thousands)	(in millions)
March 2018	$250	4,538	$161	$35.53
September 2017	250	527	25	$46.98
Total		5,065	$186
We did not repurchase any shares during year-to-date 2019.
In March 2018, our Board of Directors approved a $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program.
The March 2018 repurchase program had $79 million remaining as of August 3, 2019.
There were $2 million of share repurchases reflected in Accounts Payable on the August 4, 2018 Consolidated Balance Sheet.
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
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2019 and 2018:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2019
Second Quarter	$0.30	$83
First Quarter	0.30	83
Total	$0.60	$166
2018
Second Quarter	$0.60	$167
First Quarter	0.60	168
Total	$1.20	$335

Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of August 3, 2019, February 2, 2019 and August 4, 2018:

	August 3, 2019	February 2, 2019	August 4, 2018
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$990	$990	$990
$860 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	857	952	951
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498	498
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	495
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	486	—	—
$450 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	449	776	776
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	274	273	272
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	—	337	337
Secured Foreign Facilities	95	91	80
Total Senior Debt with Subsidiary Guarantee	$4,838	$5,106	$5,092
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	297	297	297
Unsecured Foreign Facilities	67	60	40
Total Senior Debt	$712	$705	$685
Total	$5,550	$5,811	$5,777
Current Debt	(75)	(72)	(65)
Total Long-term Debt, Net of Current Portion	$5,475	$5,739	$5,712
Issuance of Notes
In June 2019, we issued $500 million of 7.50% notes due in June 2029. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $486 million, which were net of discounts and issuance costs of $14 million. The discounts and issuance costs are being amortized through the maturity date and are included within Long-term Debt on the August 3, 2019 Consolidated Balance Sheet.
Repurchases of Notes
In June 2019, we completed the early settlement of tender offers to repurchase $212 million of outstanding 2020 Notes, $330 million of outstanding 2021 Notes and $96 million of outstanding 2022 Notes for $669 million. We used the proceeds from the 2029 Notes, together with cash on hand, to fund the purchase price for the tender offers. Additionally, in July 2019, we redeemed the remaining $126 million of outstanding 2020 Notes for $130 million.
In the second quarter of 2019, we recognized a pre-tax loss on extinguishment of debt of $40 million (after-tax loss of $30 million), which includes write-offs of unamortized issuance costs and redemption fees. This loss is included in Other Income (Loss) in the 2019 Consolidated Statements of Income.
Exchange of Notes
In June 2018, we completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC 470, Debt, and no gain or loss was recognized. The exchange premium is being amortized through the maturity date of January 2027 and is included within Long-term Debt on the Consolidated Balance Sheets. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors.

Secured Revolving Facility
We and the Guarantors guarantee and pledge collateral to secure a revolving credit facility. The Secured Revolving Facility has aggregate availability of $1 billion. The Secured Revolving Facility allows us and certain of our non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
The Secured Revolving Facility fees related to committed and unutilized amounts are 0.25% per annum, and the fees related to outstanding letters of credit are 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is the London Interbank Offered Rate (“LIBOR”) plus 1.50% per annum. The interest rate on outstanding foreign-denominated borrowings is the applicable benchmark rate plus 1.50% per annum.
The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. Additionally, as of August 3, 2019, the Secured Revolving Facility provided that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.00 to 1.00 and (b) no default or event of default exists. As of August 3, 2019, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.00 to 1.00.
As of August 3, 2019, there were no borrowings outstanding under the Secured Revolving Facility.
The Secured Revolving Facility supports our letter of credit program. We had $10 million of outstanding letters of credit as of August 3, 2019 that reduced our remaining availability under the Secured Revolving Facility.
Subsequent to August 3, 2019, we entered into an amendment and restatement of the Secured Revolving Facility. The Amendment maintains the aggregate availability under the Secured Revolving Facility at $1 billion and extends the expiration date from May 2022 to August 2024. The Amendment also raises the threshold of consolidated debt to consolidated EBITDA in which investments and restricted payments may be made without limitation to 3.50 to 1.00.
Secured Foreign Facilities
We and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2019, we borrowed $12 million and made payments of $8 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time during 2019 was $96 million. Borrowings on the Secured Foreign Facilities mature between December 2019 and May 2022. As of August 3, 2019, borrowings of $8 million are included within Current Debt on the Consolidated Balance Sheet, and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
We guarantee unsecured revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $100 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2019, we borrowed $13 million and made payments of $6 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time during 2019 was $73 million. Borrowings on the Unsecured Foreign Facilities mature between September 2019 and December 2019. As of August 3, 2019, borrowings of $67 million are included within Current Debt on the Consolidated Balance Sheet.
Credit Ratings
Our borrowing costs under our Secured Revolving Facility and Secured Foreign Facilities are linked to our credit ratings. If we receive an upgrade or downgrade to our corporate credit ratings, the borrowing costs could decrease or increase, respectively. The guarantees of our obligations under the Secured Revolving Facility and Secured Foreign Facilities by the Guarantors, and the security interests granted in our and the Guarantors’ collateral securing such obligations, are released if our credit ratings are higher than a certain level. Additionally, the restrictions imposed under the Secured Revolving Facility and Secured Foreign Facilities on our ability to make investments and to make restricted payments cease to apply if our credit ratings are higher than certain levels. Credit rating downgrades by any of the agencies do not accelerate the repayment of any of our debt.

The following table provides our credit ratings as of August 3, 2019:

	Moody’s	S&P
Corporate	Ba1	BB
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB
Senior Unsecured Debt	Ba2	B+
Outlook	Negative	Negative
Contingent Liabilities and Contractual Obligations
In connection with the sale of La Senza in the fourth quarter of 2018, we have remaining guarantees of $67 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These guarantees include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. We recorded a liability of $5 million as of August 3, 2019 and February 2, 2019 representing the estimated fair value of our obligation as guarantor in accordance with ASC 460, Guarantees. In connection with the disposition of a certain other business, we have remaining guarantees of $5 million related to lease payments under the current terms of a noncancelable lease expiring in 2021, which may remain in effect if the term is extended. We have not recorded a liability with respect to this guarantee obligation as of August 3, 2019, February 2, 2019 or August 4, 2018 as we concluded that payments under this guarantee were not probable.
In connection with noncancelable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. We recorded a liability of $11 million as of August 3, 2019 and February 2, 2019, and $3 million as of August 4, 2018 related to these guarantee obligations. This liability is included in Current Operating Lease Liabilities on the August 3, 2019 Consolidated Balance Sheet, and in Other Long-term Liabilities on the February 2, 2019 and August 4, 2018 Consolidated Balance Sheets.
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 2, 2019, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2018 Annual Report on Form 10-K, other that the newly issued 2029 Notes, repurchase of the 2020 Notes and repurchases of certain of the 2021 and 2022 Notes. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to account for most leases on their balance sheets but recognize expenses on their income statements in a manner similar to legacy accounting. The standard also requires enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expense recognized and expected to be recognized from existing leases. In July 2018, the FASB approved an amendment to the standard that provides companies a modified retrospective transition option that did not require earlier periods to be restated upon adoption.
We adopted the standard in the first quarter of 2019 under the modified retrospective approach. As allowed by the new standard, we elected the package of transition practical expedients but elected to not apply the hindsight practical expedient to our leases at transition.
Upon adoption at the beginning of 2019, we recorded operating lease liabilities of $3.7 billion and operating lease assets for our leases of $3.3 billion. The operating lease assets are net of $470 million of liabilities for deferred rent and unamortized landlord construction allowances that were previously recorded as Other Long-term Liabilities on the Consolidated Balance Sheet. We also recorded a decrease to opening retained earnings, net of tax, of $2 million. The adoption of the standard did not materially impact the Consolidated Statements of Income or Cash Flows.

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
Excluding our Foreign Facilities, all of our long-term debt as of August 3, 2019 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of August 3, 2019, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt and other financial instruments as of August 3, 2019, February 2, 2019 and August 4, 2018:

	August 3, 2019	February 2, 2019	August 4, 2018
	(in millions)
Long-term Debt:
Principal Value	$5,458	$5,722	$5,722
Fair Value, Estimated (a)	5,215	5,340	5,432
Foreign Currency Cash Flow Hedges (b)	(3)	(2)	(2)
Marketable Equity Securities (b)	(2)	(11)	(11)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Financial instruments are in a net asset position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that we made false and/or misleading statements relating to the November 2018 announcement that we were reducing our quarterly dividend. We view this lawsuit as meritless and intend to defend against this lawsuit vigorously.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2019	81	$21.98	—	$78,677
June 2019	3	26.64	—	78,677
July 2019	4	23.81	—	78,677
Total	88		—
  _______________

(a)
The total number of shares repurchased includes shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 4, “Earnings Per Share and Shareholders' Equity (Deficit)” included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

4.1	Fourth Supplemental Indenture between U.S. Bank and L Brands and Guarantors, dated as of June 30, 2019.

4.2	Tenth Supplemental Indenture between BNY and L Brands and Guarantors, dated as of June 30, 2019.

4.3
Amendment and Restatement Agreement dated August 13, 2019 among L Brands, Inc., a Delaware corporation, the Borrowing Subsidiaries party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and Collateral Agent (the “Administrative Agent”), in respect of the Amended and Restated Revolving Credit Agreement dated as of May 11, 2017 among the Company, the lenders from time to time party thereto and the Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K dated August 14, 2019.

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L BRANDS, INC.
(Registrant)
By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *
Date: September 6, 2019

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.