Form 10-Q
period 2019-11-02
L Brands, Inc.
filed 2019-12-06
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 2, 2019
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
As of November 29, 2019, the number of outstanding shares of the Registrant’s common stock, was 276,474,678 shares.

L BRANDS, INC.

Page No.
Part I. Financial Information

Item 1. Financial Statements *

Consolidated Statements of Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended November 2, 2019 and November 3, 2018 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended November 2, 2019 and November 3, 2018 (Unaudited)	3

Consolidated Balance Sheets as of November 2, 2019 (Unaudited), February 2, 2019 and November 3, 2018 (Unaudited)	4

Consolidated Statements of Total Equity (Deficit) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended November 2, 2019 and November 3, 2018 (Unaudited)	5

Consolidated Statements of Cash Flows for the Thirty-Nine-Weeks Ended November 2, 2019 and November 3, 2018 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	35

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995	36

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	56

Part II. Other Information	57

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. Mine Safety Disclosures	57

Item 5. Other Information	57

Item 6. Exhibits	58

Signature	59

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2019” and “third quarter of 2018” refer to the thirteen-week periods ended November 2, 2019 and November 3, 2018, respectively. "Year-to-date 2019" and "year-to-date 2018" refer to the thirty-nine-week periods ending November 2, 2019 and November 3, 2018, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
Net Sales	$2,677	$2,775	$8,207	$8,385
Costs of Goods Sold, Buying and Occupancy	(1,936)	(1,847)	(5,550)	(5,454)
Gross Profit	741	928	2,657	2,931
General, Administrative and Store Operating Expenses	(892)	(874)	(2,480)	(2,494)
Operating Income (Loss)	(151)	54	177	437
Interest Expense	(92)	(96)	(286)	(292)
Other Income (Loss)	(34)	1	(66)	1
Income (Loss) Before Income Taxes	(277)	(41)	(175)	146
Provision (Benefit) for Income Taxes	(25)	2	(1)	42
Net Income (Loss)	$(252)	$(43)	$(174)	$104
Net Income (Loss) Per Basic Share	$(0.91)	$(0.16)	$(0.63)	$0.37
Net Income (Loss) Per Diluted Share	$(0.91)	$(0.16)	$(0.63)	$0.37
Dividends Per Share	$0.30	$0.60	$0.90	$1.80

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
Net Income (Loss)	$(252)	$(43)	$(174)	$104
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	6	(2)	(5)	(24)
Unrealized Gain (Loss) on Cash Flow Hedges	(2)	1	2	10
Reclassification of Cash Flow Hedges to Earnings	—	—	(3)	3
Total Other Comprehensive Income (Loss), Net of Tax	4	(1)	(6)	(11)
Total Comprehensive Income (Loss)	$(248)	$(44)	$(180)	$93

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	November 2, 2019	February 2, 2019	November 3, 2018
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$340	$1,413	$348
Accounts Receivable, Net	295	367	321
Inventories	2,032	1,248	1,963
Other	259	232	301
Total Current Assets	2,926	3,260	2,933
Property and Equipment, Net	2,571	2,818	2,934
Operating Lease Assets	3,130	—	—
Goodwill	1,318	1,348	1,348
Trade Names	411	411	411
Deferred Income Taxes	63	62	20
Other Assets	211	191	183
Total Assets	$10,630	$8,090	$7,829
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,024	$711	$1,060
Accrued Expenses and Other	980	1,082	1,018
Current Debt	75	72	56
Current Operating Lease Liabilities	460	—	—
Income Taxes	4	121	8
Total Current Liabilities	2,543	1,986	2,142
Deferred Income Taxes	246	226	234
Long-term Debt	5,477	5,739	5,814
Long-term Operating Lease Liabilities	3,108	—	—
Other Long-term Liabilities	494	1,004	951
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 284, 283 and 283 shares issued; 276, 275 and 275 shares outstanding, respectively	142	141	142
Paid-in Capital	828	771	747
Accumulated Other Comprehensive Income	53	59	11
Retained Earnings (Deficit)	(1,907)	(1,482)	(1,856)
Less: Treasury Stock, at Average Cost; 8, 8 and 8 shares, respectively	(358)	(358)	(358)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,242)	(869)	(1,314)
Noncontrolling Interest	4	4	2
Total Equity (Accumulated Deficit)	(1,238)	(865)	(1,312)
Total Liabilities and Equity (Deficit)	$10,630	$8,090	$7,829

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Third Quarter 2019

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, August 3, 2019	276	$142	$806	$49	$(1,572)	$(358)	$4	$(929)
Net Loss	—	—	—	—	(252)	—	—	(252)
Other Comprehensive Income	—	—	—	4	—	—	—	4
Total Comprehensive Income (Loss)	—	—	—	4	(252)	—	—	(248)
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	—	—	22	—	—	—	—	22
Balance, November 2, 2019	276	$142	$828	$53	$(1,907)	$(358)	$4	$(1,238)

Third Quarter 2018

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, August 4, 2018	275	$142	$718	$12	$(1,648)	$(348)	$2	$(1,122)
Net Loss	—	—	—	—	(43)	—	—	(43)
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Loss	—	—	—	(1)	(43)	—	—	(44)
Cash Dividends ($0.60 per share)	—	—	—	—	(165)	—	—	(165)
Repurchase of Common Stock	—	—	—	—	—	(10)	—	(10)
Share-based Compensation and Other	—	—	29	—	—	—	—	29
Balance, November 3, 2018	275	$142	$747	$11	$(1,856)	$(358)	$2	$(1,312)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Year-to-Date 2019

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 2, 2019	275	$141	$771	$59	$(1,482)	$(358)	$4	$(865)
Cumulative Effect of Accounting Change	—	—	—	—	(2)	—	—	(2)
Balance, February 3, 2019	275	141	771	59	(1,484)	(358)	4	(867)
Net Loss	—	—	—	—	(174)	—	—	(174)
Other Comprehensive Loss	—	—	—	(6)	—	—	—	(6)
Total Comprehensive Loss	—	—	—	(6)	(174)	—	—	(180)
Cash Dividends ($0.90 per share)	—	—	—	—	(249)	—	—	(249)
Share-based Compensation and Other	1	1	57	—	—	—	—	58
Balance, November 2, 2019	276	$142	$828	$53	$(1,907)	$(358)	$4	$(1,238)

Year-to-Date 2018

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 3, 2018	280	$141	$678	$24	$(1,434)	$(162)	$2	$(751)
Cumulative Effect of Accounting Changes	—	—	—	(2)	(26)	—	—	(28)
Balance, February 4, 2018	280	141	678	22	(1,460)	(162)	2	(779)
Net Income	—	—	—	—	104	—	—	104
Other Comprehensive Loss	—	—	—	(11)	—	—	—	(11)
Total Comprehensive Income (Loss)	—	—	—	(11)	104	—	—	93
Cash Dividends ($1.80 per share)	—	—	—	—	(500)	—	—	(500)
Repurchase of Common Stock	(5)	—	—	—	—	(196)	—	(196)
Share-based Compensation and Other	—	1	69	—	—	—	—	70
Balance, November 3, 2018	275	$142	$747	$11	$(1,856)	$(358)	$2	$(1,312)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2019	2018
Operating Activities:
Net Income (Loss)	$(174)	$104
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	443	444
Amortization of Landlord Allowances	—	(32)
Asset Impairment	248	81
Share-based Compensation Expense	67	75
Loss on Extinguishment of Debt	40	—
La Senza Charges	37	—
Deferred Income Taxes	19	(3)
Gains on Distributions from Easton Investments	(4)	(7)
Unrealized Losses on Marketable Equity Securities	—	8
Changes in Assets and Liabilities:
Accounts Receivable	41	(8)
Inventories	(785)	(731)
Accounts Payable, Accrued Expenses and Other	210	300
Income Taxes Payable	(198)	(260)
Other Assets and Liabilities	(34)	42
Net Cash Provided by (Used for) Operating Activities	(90)	13
Investing Activities:
Capital Expenditures	(392)	(561)
Other Investing Activities	(16)	23
Net Cash Used for Investing Activities	(408)	(538)
Financing Activities:
Proceeds from Issuance of Long-Term Debt, Net of Issuance Costs	486	—
Payments of Long-term Debt	(799)	(52)
Borrowing from Secured Revolving Facility	—	85
Borrowings from Foreign Facilities	36	110
Repayments of Foreign Facilities	(21)	(71)
Dividends Paid	(249)	(500)
Repurchases of Common Stock	—	(198)
Tax Payments related to Share-based Awards	(12)	(13)
Financing Costs and Other	(11)	(4)
Net Cash Used for Financing Activities	(570)	(643)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(5)	1
Net Decrease in Cash and Cash Equivalents	(1,073)	(1,167)
Cash and Cash Equivalents, Beginning of Period	1,413	1,515
Cash and Cash Equivalents, End of Period	$340	$348

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
L Brands, Inc. (the "Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of women’s intimate and other apparel, personal care, beauty and home fragrance products. The Company sells its merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada, the United Kingdom (“U.K.”), Ireland and Greater China (China and Hong Kong), and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Victoria’s Secret

•	PINK

•	Bath & Body Works
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2019” and “third quarter of 2018” refer to the thirteen-week periods ended November 2, 2019 and November 3, 2018, respectively. “Year-to-date 2019” and “year-to-date 2018” refer to the thirty-nine-week periods ending November 2, 2019 and November 3, 2018, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income (Loss) in the Consolidated Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
On January 6, 2019, the Company completed the sale of the La Senza business. For additional information, see Note 5, "Restructuring Activities."
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended November 2, 2019 and November 3, 2018 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2018 Annual Report on Form 10-K.
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
Upon adoption at the beginning of 2019, the Company recorded operating lease liabilities of $3.7 billion and operating lease assets for its leases of $3.3 billion. The operating lease assets are net of $470 million of liabilities for deferred rent and unamortized landlord construction allowances that were previously recorded as Other Long-term Liabilities on the Consolidated Balance Sheet. The Company also recorded a decrease to opening retained earnings, net of tax, of $2 million. The adoption of the standard did not materially impact the Consolidated Statements of Income (Loss) or Cash Flows. See Note 9, “Leases” for additional disclosure required by the new standard.

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
Goodwill
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. The standard eliminates the second step from the goodwill impairment test, which requires a hypothetical purchase price allocation to determine the implied fair value of goodwill. Under the new standard, the goodwill impairment charge will be the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted this standard in the third quarter of 2019 and performed the interim goodwill impairment assessment in accordance with ASU 2017-04. For additional information, see Note 8, "Goodwill and Trade Names."

Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires the use of a forward-looking expected loss impairment model for accounts receivable and certain other financial instruments. This guidance will be effective beginning in fiscal 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard.

3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $147 million as of November 2, 2019, $150 million as of February 2, 2019 and $160 million as of November 3, 2018. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments not yet delivered, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $280 million as of November 2, 2019, $331 million as of February 2, 2019 and $271 million as of November 3, 2018. The Company recognized $190 million as revenue year-to-date in 2019 from amounts recorded as deferred revenue at the beginning of the period. As of November 2, 2019, the Company recorded deferred revenue of $267 million within Accrued Expenses and Other, and $13 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the third quarter and year-to-date 2019 and 2018:

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
	(in millions)
Victoria’s Secret Stores (a)	$1,081	$1,178	$3,462	$3,778
Victoria’s Secret Direct	331	351	1,067	1,065
Total Victoria’s Secret	1,412	1,529	4,529	4,843
Bath & Body Works Stores (a)	872	808	2,469	2,281
Bath & Body Works Direct	192	148	527	399
Total Bath & Body Works	1,064	956	2,996	2,680
Victoria's Secret and Bath & Body Works International (b)	134	134	423	415
Other (c)	67	156	259	447
Total Net Sales	$2,677	$2,775	$8,207	$8,385
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from the Company's sourcing function. Results for 2018 also include store and direct sales for La Senza and Henri Bendel.

4. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for the third quarter and year-to-date 2019 and 2018:

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
	(in millions)
Weighted-average Common Shares:
Issued Shares	284	283	284	283
Treasury Shares	(8)	(8)	(8)	(6)
Basic Shares	276	275	276	277
Effect of Dilutive Options and Restricted Stock (a)	—	—	—	2
Diluted Shares	276	275	276	279
Anti-dilutive Options and Awards (a)	2	2	2	5
 _______________

(a)
These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For 2019 and the third quarter 2018, the dilutive impact of outstanding options and awards were excluded from dilutive shares as a result of the Company's net loss for the respective periods.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
The Company did not repurchase any shares during year-to-date 2019.
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs during year-to-date 2018:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price of Shares Repurchased within Program
Repurchase Program
	(in millions)	(in thousands)	(in millions)
March 2018	$250	4,852	$171	$35.29
September 2017	250	527	25	$46.98
Total		5,379	$196

In March 2018, the Company's Board of Directors approved a $250 million repurchase program, which included the $23 million remaining under the September 2017 repurchase program.
The March 2018 repurchase program had $79 million remaining as of November 2, 2019.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2019 and 2018:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2019
Third Quarter	$0.30	$83
Second Quarter	0.30	83
First Quarter	0.30	83
Total	$0.90	$249
2018
Third Quarter	$0.60	$165
Second Quarter	0.60	167
First Quarter	0.60	168
Total	$1.80	$500

5. Restructuring Activities
La Senza
On January 6, 2019, in an effort to increase shareholder value and in order to focus on its larger core businesses, the Company divested its ownership interest in La Senza to an affiliate of Regent LP, a global private equity firm. Regent LP assumed La Senza’s operating assets and liabilities in exchange for potential future consideration upon the sale or other monetization of La Senza, as defined in the agreement.  In the fourth quarter of 2018, the Company recognized a pre-tax loss on the divestiture of $99 million, primarily related to $45 million of accumulated foreign currency translation adjustments reclassified into earnings that were previously recognized as a component of equity, as well as losses related to the transfer of the net working capital and long-lived store assets to the buyer. The after-tax loss on the divestiture was $55 million, which includes $44 million of tax benefits primarily associated with the recognition of previously unrecognized deferred tax assets. In 2019, the Company received cash proceeds of $12 million related to a net working capital settlement from the divestiture. These proceeds are included within the Investing Activities section of the 2019 Consolidated Statement of Cash Flows.
In conjunction with the transaction, certain of the Company's subsidiaries have remaining contingent obligations related to La Senza lease payments under the terms of existing noncancelable leases, and the Company has certain other contingent obligations related to La Senza for a period of time. In the third quarter of 2019, the Company and its subsidiaries recognized pre-tax non-cash charges of $37 million related to the increase in the reserves for these potential exposures related to the La Senza business. These charges are included in Other Income (Loss) in the 2019 Consolidated Statements of Income (Loss). For additional information, see Note 16, "Commitments and Contingencies."
Additionally, the Company continues to provide technology and other operational support to La Senza for a period of time expected to continue into fiscal 2020.

Henri Bendel
The Company announced the closure of Henri Bendel in the third quarter of 2018. As a result, the Company recognized a pre-tax charge, primarily cash, consisting of lease termination costs, severance and other costs of $20 million in the third quarter of 2018. In the fourth quarter of 2018, the Company recognized an additional pre-tax charge of $3 million, primarily related to contract termination and employee retention costs. In the fourth quarter of 2018, the Company closed all Henri Bendel stores and ceased selling merchandise online.

6. Inventories
The following table provides details of inventories as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Finished Goods Merchandise	$1,854	$1,107	$1,774
Raw Materials and Merchandise Components	178	141	189
Total Inventories	$2,032	$1,248	$1,963

Inventories are principally valued at the lower of cost, on a weighted-average cost basis, or net realizable value.

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Property and Equipment, at Cost	$6,449	$6,733	$6,827
Accumulated Depreciation and Amortization	(3,878)	(3,915)	(3,893)
Property and Equipment, Net	$2,571	$2,818	$2,934

Depreciation expense was $148 million for both the third quarter of 2019 and 2018. Depreciation expense was $443 million and $444 million for year-to-date 2019 and 2018, respectively.
Long-Lived Store Assets
Long-lived store assets, which includes leasehold improvements, store-related assets and operating leases (subsequent to the adoption of ASC 842, Leases), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group.  An individual asset within an asset group is not impaired below its estimated fair value. For operating lease assets, the Company determines the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
In the third quarter of 2019, the Company concluded that the negative operating results for certain of its Victoria's Secret stores were an indicator of potential impairment of the related store asset groups. The Company determined that the estimated undiscounted future cash flows were less than the carrying values and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows. Accordingly, the Company recognized a loss equal to the difference between the carrying value of an asset group and its estimated fair value but did not impair any individual store asset below its estimated fair value. For leasehold improvements and store-related assets, the Company recognized impairment charges of $188 million. Impairment charges of $151 million related to stores in Greater China, the U.K. and Ireland, and impairment charges of $37 million related to stores in the U.S. and Canada. For operating lease assets, the Company recognized impairment charges of $30 million. Impairment charges of $26 million related to stores in the U.K., and impairment charges of $4 million related to stores in the U.S.
In total, the Company recognized impairment charges of $218 million for long-lived store assets, which are included in Costs of Goods Sold, Buying & Occupancy in the 2019 Consolidated Statements of Income (Loss).  Impairment charges of $177 million, related to store assets in Greater China, the U.K. and Ireland, were recorded within the Victoria's Secret and Bath & Body Works International segment. Impairment charges of $41 million, related to store assets in the U.S. and Canada, were recorded within the Victoria's Secret segment.
In the third quarter of 2018, the Company concluded that the negative operating results for certain of its Victoria's Secret stores were an indicator of potential impairment of the related store asset groups. The Company determined that the estimated undiscounted future cash flows were less than the carrying values and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows. Accordingly, the Company recognized a loss equal to the difference between the carrying value of an asset group and its estimated fair value but did not impair any individual store asset below its estimated fair value.
The Company recognized impairment charges of $81 million, which are included in Costs of Goods Sold, Buying & Occupancy in the 2018 Consolidated Statements of Income (Loss). Impairment charges of $50 million, related to store assets in the U.S. and Canada, were recorded within the Victoria's Secret segment. Impairment charges of $31 million, related to store assets in the U.K., were recorded within the Victoria's Secret and Bath & Body Works International segment.

8. Goodwill and Trade Names
Goodwill
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. If the Company determines that the fair value of a reporting unit is less than its carrying value, an impairment charge is recognized equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. The Company's reporting units that have goodwill are Victoria's Secret, Bath & Body Works and Greater China, which is included within the Victoria's Secret and Bath & Body Works International reportable segment.

The following table provides detail regarding the composition of goodwill as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Victoria's Secret	$690	$690	$690
Bath & Body Works	628	628	628
Victoria's Secret's Secret and Bath & Body Works International	—	30	30
Goodwill	$1,318	$1,348	$1,348

As of November 2, 2019, the Company performed a quantitative interim impairment assessment over the Victoria's Secret and Greater China reporting units. An interim assessment was performed in consideration of the negative performance of these reporting units and their impact on the sustained decline in the Company's market capitalization. Further, for the Greater China reporting unit, the Company considered the results of the long-lived store asset impairment assessment.
The interim assessment concluded that the fair value of the Victoria's Secret reporting unit exceeded its carrying value. However, the fair value of the Greater China reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $30 million in the third quarter of 2019 related to the Greater China reporting unit, due to its estimated future cash flows. This charge is included in General, Administrative and Store Operating Expenses in the 2019 Consolidated Statements of Income (Loss).
The estimated fair value of the Victoria's Secret reporting unit was based on a weighted average of the income and market approaches, while the estimated fair value of the Greater China reporting unit was based on the income approach. The income approach is based on estimated discounted future cash flows, while the market approach is based on earnings multiples of selected guideline public companies. The approaches, which qualify as level 3 in the fair value hierarchy, incorporated a number of significant assumptions and judgments including, but not limited to, estimated future cash flows, discount rates, income tax rates, terminal growth rates, multiples of earnings of similar public companies and an implied control premium relative to the Company's market capitalization.
Intangible Assets - Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names. Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The following table provides detail regarding the composition of trade names as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Victoria's Secret	$246	$246	$246
Bath & Body Works	165	165	165
Trade Names	$411	$411	$411

As of November 2, 2019, the Company performed a quantitative interim impairment assessment of the Victoria's Secret trade name. An interim assessment was performed in consideration of the negative performance of Victoria's Secret. To estimate the fair value of the Victoria's Secret trade name, the Company used the relief from royalty method under the income approach. The interim assessment concluded that the fair value of the Victoria's Secret trade name exceeded its carrying value.

9. Leases
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
The Company has provided residual value guarantees in connection with noncancelable operating leases of certain assets. For additional information, see Note 16, “Commitments and Contingencies.”
The following table provides the components of lease cost for operating leases for the third quarter and year-to-date 2019:

	Third Quarter	Year-to-Date
	(in millions)
Operating Lease Costs (a)	$206	$557
Variable Lease Costs	27	67
Short-term Lease Costs	9	19
Total Lease Cost	$242	$643

_______________

(a)
As discussed in Note 7, “Property and Equipment, Net," the Company recognized operating lease asset impairment charges of $30 million during the third quarter of 2019. These charges are included as additional operating lease costs for the third quarter and year-to-date 2019.

The following table provides future maturities of operating lease liabilities as of the third quarter of 2019:

Fiscal Year	(in millions)
2019	$115
2020	720
2021	676
2022	605
2023	546
Thereafter	1,907
Total Lease Payments	$4,569
Less: Interest	(1,001)
Present Value of Operating Lease Liabilities	$3,568

As of November 2, 2019, the Company has additional operating lease commitments that have not yet commenced of approximately $49 million.
The following table provides the weighted-average remaining lease term and discount rate for operating leases with lease liabilities as of the third quarter of 2019:

Weighted Average Remaining Lease Term (years)	7.4
Weighted Average Discount Rate	6.2%

Year-to-date 2019, the Company paid $528 million for operating lease liabilities recorded on the balance sheet. These payments are included within the Operating Activities section of the 2019 Consolidated Statement of Cash Flows.
Year-to-date 2019, the Company obtained $248 million of additional lease assets as a result of new operating lease obligations.
Disclosures for 2018
The following table provides rent expense, as presented under the prior accounting standard, for the third quarter and year-to-date 2018:

	Third Quarter	Year-to-Date
	(in millions)
Store Rent:
Fixed Minimum	$167	$500
Contingent	15	45
Total Store Rent	182	545
Office, Equipment and Other	25	69
Total Rent Expense	$207	$614
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
The Company recorded $23 million and $28 million of finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the November 2, 2019 and November 3, 2018 Consolidated Balance Sheets, respectively. Additionally, the Company recorded finance lease liabilities of $8 million and $8 million in Accrued Expenses and Other and $15 million and $21 million in Other Long-term Liabilities, on the November 2, 2019 and November 3, 2018 Consolidated Balance Sheets, respectively.
Asset Retirement Obligations
The Company has asset retirement obligations related to certain company-owned stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company’s liability for asset retirement obligations totaled $22 million as of November 2, 2019 and $17 million as of November 3, 2018. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

10. Equity Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $112 million as of November 2, 2019 and $89 million as of February 2, 2019 and November 3, 2018, are recorded in Other Assets on the Consolidated Balance Sheets.
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
The Company received cash distributions of $5 million and $15 million from certain of its Easton investments year-to-date 2019 and 2018, respectively, which are included within Investing Activities of the Consolidated Statements of Cash Flows.

11. Income Taxes
The provision for income taxes is based on the current estimate of the annual effective tax rate and is adjusted as necessary for quarterly events.
For the third quarter of 2019, the Company’s effective tax rate was 9.1% compared to (3.9%) in the third quarter of 2018. The third quarter rates were lower than the Company's combined estimated federal and state statutory rate primarily due to the Victoria's Secret impairment charges, which generate no tax benefit for certain foreign subsidiaries.
For year-to-date 2019, the Company’s effective tax rate was 0.4% compared to 29.0% year-to-date 2018. The 2019 year-to-date rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the Victoria's Secret impairment charges, which generate no tax benefit for certain foreign subsidiaries. The 2018 year-to-date rate was higher than the Company's estimated federal and state statutory rate primarily due to losses related to certain foreign subsidiaries.
Income taxes paid were $27 million and $40 million for the third quarter of 2019 and 2018, respectively. Income taxes paid were $208 million and $306 million for year-to-date 2019 and 2018, respectively.
Uncertain Tax Positions
The Company had unrecognized tax benefits of $114 million as of February 2, 2019, of which $104 million, if recognized, would reduce the effective income tax rate. Through November 2, 2019, the Company had a net decrease to gross unrecognized tax benefits of $24 million, primarily due to the resolution of certain tax matters. The changes to the unrecognized tax benefits resulted in an $18 million benefit to the Company’s Provision for Income Taxes year-to-date.
Of the total unrecognized tax benefits as of November 2, 2019, it is reasonably possible that $66 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.

12. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$991	$990	$990
$860 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	857	952	951
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498	498
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	495
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	487	—	—
$450 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	449	776	776
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	275	273	273
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	—	337	337
Secured Revolving Facility	—	—	85
Secured Foreign Facilities	95	91	94
Total Senior Debt with Subsidiary Guarantee	$4,841	$5,106	$5,192
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	298	297	297
Unsecured Foreign Facilities	65	60	33
Total Senior Debt	$711	$705	$678
Total	$5,552	$5,811	$5,870
Current Debt	(75)	(72)	(56)
Total Long-term Debt, Net of Current Portion	$5,477	$5,739	$5,814

Issuance of Notes
In June 2019, the Company issued $500 million of 7.50% notes due in June 2029 ("2029 Notes"). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $486 million, which were net of discounts and issuance costs of $14 million. The discounts and issuance costs are being amortized through the maturity date and are included within Long-term Debt on the November 2, 2019 Consolidated Balance Sheet.
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
In the second quarter of 2019, the Company recognized a pre-tax loss on extinguishment of debt of $40 million (after-tax loss of $30 million), which includes write-offs of unamortized issuance costs and redemption fees. This loss is included in Other Income (Loss) in the year-to-date 2019 Consolidated Statement of Income (Loss).
Exchange of Notes
In June 2018, the Company completed private offers to exchange $62 million, $220 million and $44 million of outstanding 2020 Notes, 2021 Notes and 2022 Notes, respectively, for $297 million of newly issued 6.694% notes due in January 2027 ("2027 Notes") and $52 million in cash consideration, which included a $24 million exchange premium. The exchange was treated as a modification under ASC 470, Debt, and no gain or loss was recognized. The exchange premium is being amortized through the maturity date of January 2027 and is included within Long-term Debt on the Consolidated Balance Sheets. The obligation to pay principal and interest on the 2027 Notes is jointly and severally guaranteed on a full and unconditional basis by the Guarantors.
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
In August 2019, the Company entered into an amendment and restatement (“Amendment”) of the Secured Revolving Facility. The Amendment maintained the aggregate availability under the Secured Revolving Facility at $1 billion and extended the expiration date from May 2022 to August 2024. The Amendment also raised the threshold of consolidated debt to consolidated EBITDA in which investments and restricted payments may be made without limitation to 3.50 to 1.00.
The Company incurred fees related to the Amendment of $5 million, which were capitalized and recorded in Other Assets on the November 2, 2019 Consolidated Balance Sheet and are being amortized over the remaining term of the Secured Revolving Facility.
As of November 2, 2019, the Secured Revolving Facility fees related to committed and unutilized amounts were 0.25% per annum, and the fees related to outstanding letters of credit were 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate (“LIBOR”) plus 1.50% per annum. The interest rate on outstanding foreign-denominated borrowings was the applicable benchmark rate plus 1.50% per annum.
The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. Additionally, the Secured Revolving Facility provided that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.50 to 1.00 and (b) no default or event of default exists. As of November 2, 2019, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.50 to 1.00.
As of November 2, 2019, there were no borrowings outstanding under the Secured Revolving Facility.
The Secured Revolving Facility supports the Company’s letter of credit program. The Company had $10 million of outstanding letters of credit as of November 2, 2019 that reduced its availability under the Secured Revolving Facility.
Secured Foreign Facilities
The Company and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities ("Secured Foreign Facilities") used by certain of the Company's Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $150 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2019, the Company borrowed $16 million and made payments of $8 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time during 2019 was $96 million. Borrowings on the Secured Foreign Facilities mature between December 2019 and August 2024. As of November 2, 2019, borrowings of $10 million are included within Current Debt on the Consolidated Balance Sheet, and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
The Company guarantees unsecured revolving and term loan bank facilities ("Unsecured Foreign Facilities") used by certain of the Company's Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $87 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2019, the Company borrowed $20 million and made payments of $13 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time during 2019 was $73 million. Borrowings on the Unsecured Foreign Facilities mature between November 2019 and January 2020. As of November 2, 2019, borrowings of $65 million are included within Current Debt on the Consolidated Balance Sheet.

13. Derivative Financial Instruments
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
The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of November 2, 2019.
The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Notional Amount	$130	$147	$198

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Other Current Assets	$1	$2	$3
Accrued Expenses and Other	1	—	—

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for the third quarter and year-to-date 2019 and 2018:

	Third Quarter		Year-to-Date
	2019	2018	2019	2018
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income	$(2)	$1	$2	$11
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Costs of Goods Sold, Buying and Occupancy Expense	(1)	—	(4)	3

The Company estimates that $1 million of net gains included in accumulated other comprehensive income as of November 2, 2019 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

14. Fair Value Measurements
The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of November 2, 2019, February 2, 2019 and November 3, 2018:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of November 2, 2019
Assets:
Cash and Cash Equivalents	$340	$—	$—	$340
Marketable Equity Securities	1	—	—	1
Foreign Currency Cash Flow Hedges	—	1	—	1
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1
As of February 2, 2019
Assets:
Cash and Cash Equivalents	$1,413	$—	$—	$1,413
Marketable Equity Securities	11	—	—	11
Foreign Currency Cash Flow Hedges	—	2	—	2
As of November 3, 2018
Assets:
Cash and Cash Equivalents	$348	$—	$—	$348
Marketable Equity Securities	9	—	—	9
Foreign Currency Cash Flow Hedges	—	3	—	3

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. The Company's marketable equity securities are classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. During year-to-date 2019, the Company received cash proceeds of $9 million related to sales of its marketable equity securities, which are included within Investing Activities of the 2019 Consolidated Statement of Cash Flows.
The Company’s Level 2 fair value measurements use market approach valuation techniques. The primary inputs to these techniques include foreign currency exchange rates, as applicable to the underlying instruments.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Principal Value	$5,458	$5,722	$5,722
Fair Value, Estimated (a)	5,156	5,340	5,301

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

15. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2019:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2019	$57	$2	$59
Other Comprehensive Income (Loss) Before Reclassifications	(5)	2	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(4)	(4)
Tax Effect	—	1	1
Current-period Other Comprehensive Income (Loss)	(5)	(1)	(6)
Balance as of November 2, 2019	$52	$1	$53

The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2018:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Equity Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 3, 2018	$32	$(10)	$2	$24
Amount reclassified to Retained Earnings upon adoption of ASC 321, Investments - Equity Securities	—	—	(2)	(2)
Balance as of February 4, 2018	32	(10)	—	22
Other Comprehensive Income (Loss) Before Reclassifications	(24)	11	—	(13)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	3	—	3
Tax Effect	—	(1)	—	(1)
Current-period Other Comprehensive Income (Loss)	(24)	13	—	(11)
Balance as of November 3, 2018	$8	$3	$—	$11

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that the Company made false and/or misleading statements relating to the November 2018 announcement that the Company was reducing its quarterly dividend. In September 2019, a different plaintiff shareholder filed a second putative class action complaint in the U.S. District Court for the Southern District of Ohio containing substantially the same allegations and seeking substantially the same relief.  In October 2019, the Court issued an order consolidating the two putative class actions, appointing a lead plaintiff, and approving that lead plaintiff’s selection of lead counsel.  The deadline for the lead plaintiff to file an amended complaint is December 20, 2019.  The Company views this lawsuit as meritless and intends to defend against this lawsuit vigorously.
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of the Company's subsidiaries have remaining contingent obligations of $44 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As part of the sale, a liability of $5 million was recorded for these obligations. During the third quarter of 2019, an additional reserve of $19 million was recorded related to these obligations. This liability is included in Other Long-term Liabilities on the November 2, 2019 Consolidated Balance Sheet.

Additionally, the Company has certain other contingent obligations related to La Senza for a period of time. A reserve of $17 million was recorded during the third quarter of 2019 related to these obligations, which is included in Other Long-term Liabilities on the November 2, 2019 Consolidated Balance Sheet.
Other
In connection with the disposition of a certain other business, the Company has remaining guarantees of $5 million related to lease payments under the current terms of a noncancelable lease expiring in 2021, which may remain in effect if the term is extended. The Company has not recorded a liability with respect to this guarantee obligation as of November 2, 2019, February 2, 2019 or November 3, 2018 as it concluded that payments under this guarantee were not probable.
In connection with noncancelable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. The Company recorded a liability of $11 million as of November 2, 2019 and February 2, 2019, and $3 million as of November 3, 2018 related to these guarantee obligations. This liability is included in Current Operating Lease Liabilities on the November 2, 2019 Consolidated Balance Sheet, and in Other Long-term Liabilities on the February 2, 2019 and November 3, 2018 Consolidated Balance Sheets.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $19 million for the third quarter of 2019 and $18 million for the third quarter of 2018. Total expense recognized related to the qualified plan was $58 million for year-to-date 2019 and $56 million for year-to-date 2018.
The non-qualified plan is an unfunded plan, which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount, which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $8 million for the third quarter of 2019 and $7 million for the third quarter of 2018. Total expense recognized related to the non-qualified plan was $20 million for year-to-date 2019 and $18 million for year-to-date 2018.

18. Segment Information
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
The following table provides the Company’s segment information for the third quarter and year-to-date 2019 and 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2019
Third Quarter:
Net Sales	$1,412	$1,064	$134	$67	$2,677
Operating Income (Loss) (a)	(122)	196	(215)	(10)	$(151)
Year-to-Date:
Net Sales	$4,529	$2,996	$423	$259	$8,207
Operating Income (Loss) (a)	(73)	531	(220)	(61)	177
2018
Third Quarter:
Net Sales	$1,529	$956	$134	$156	$2,775
Operating Income (Loss) (b)	(36)	178	(42)	(46)	54
Year-to-Date:
Net Sales	$4,843	$2,680	$415	$447	$8,385
Operating Income (Loss) (b)	162	470	(56)	(139)	437

 _______________

(a)
Victoria's Secret and Victoria's Secret and Bath & Body Works International includes store asset impairment charges of $41 million and $177 million, respectively. Additionally, Victoria's Secret and Bath & Body Works International includes a goodwill impairment charge of $30 million. For additional information see Note 7, “Property and Equipment, Net" and Note 8, "Goodwill and Trade Names."

(b)
Victoria's Secret and Victoria's Secret and Bath & Body Works International includes store asset impairment charges of $50 million and $31 million, respectively, and Other includes Henri Bendel closure costs of $20 million. For additional information see Note 7, “Property and Equipment, Net" and Note 5, “Restructuring Activities."

The Company's international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales across all segments totaled $318 million and $387 million for the third quarter of 2019 and 2018, respectively. The Company's international net sales across all segments totaled $1.024 billion and $1.146 billion for year-to-date 2019 and 2018, respectively.

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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of November 2, 2019, February 2, 2019 and November 3, 2018 and the Condensed Consolidating Statements of Income (Loss), Comprehensive Income (Loss) and Cash Flows for the periods ended November 2, 2019 and November 3, 2018.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)
(Unaudited)

	November 2, 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$186	$154	$—	$340
Accounts Receivable, Net	—	191	104	—	295
Inventories	—	1,864	168	—	2,032
Other	9	53	197	—	259
Total Current Assets	9	2,294	623	—	2,926
Property and Equipment, Net	—	1,823	748	—	2,571
Operating Lease Assets	—	2,587	543	—	3,130
Goodwill	—	1,318	—	—	1,318
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	4,095	20,095	2,835	(27,025)	—
Deferred Income Taxes	—	9	54	—	63
Other Assets	130	10	700	(629)	211
Total Assets	$4,234	$28,547	$5,503	$(27,654)	$10,630
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1	$576	$447	$—	$1,024
Accrued Expenses and Other	69	587	324	—	980
Current Debt	—	—	75	—	75
Current Operating Lease Liabilities	—	377	83	—	460
Income Taxes	—	—	4	—	4
Total Current Liabilities	70	1,540	933	—	2,543
Deferred Income Taxes	1	(41)	286	—	246
Long-term Debt	5,392	615	85	(615)	5,477
Long-term Operating Lease Liabilities	—	2,579	529	—	3,108
Other Long-term Liabilities	62	397	49	(14)	494
Total Equity (Deficit)	(1,291)	23,457	3,621	(27,025)	(1,238)
Total Liabilities and Equity (Deficit)	$4,234	$28,547	$5,503	$(27,654)	$10,630

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,583	$887	$(793)	$2,677
Costs of Goods Sold, Buying and Occupancy	—	(1,761)	(887)	712	(1,936)
Gross Profit	—	822	—	(81)	741
General, Administrative and Store Operating Expenses	(1)	(831)	(118)	58	(892)
Operating Income (Loss)	(1)	(9)	(118)	(23)	(151)
Interest Expense	(90)	(23)	(2)	23	(92)
Other Income (Loss)	—	(16)	(18)	—	(34)
Income (Loss) Before Income Taxes	(91)	(48)	(138)	—	(277)
Provision (Benefit) for Income Taxes	—	(4)	(21)	—	(25)
Equity in Earnings (Loss), Net of Tax	(161)	(176)	(55)	392	—
Net Income (Loss)	$(252)	$(220)	$(172)	$392	$(252)

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$(252)	$(220)	$(172)	$392	$(252)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	6	—	6
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	(2)	—	(2)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	4	—	4
Total Comprehensive Income (Loss)	$(252)	$(220)	$(168)	$392	$(248)

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$2,644	$965	$(834)	$2,775
Costs of Goods Sold, Buying and Occupancy	—	(1,786)	(838)	777	(1,847)
Gross Profit	—	858	127	(57)	928
General, Administrative and Store Operating Expenses	(2)	(785)	(127)	40	(874)
Operating Income (Loss)	(2)	73	—	(17)	54
Interest Expense	(94)	(19)	—	17	(96)
Other Income (Loss)	—	2	(1)	—	1
Income (Loss) Before Income Taxes	(96)	56	(1)	—	(41)
Provision (Benefit) for Income Taxes	1	(1)	2	—	2
Equity in Earnings (Loss), Net of Tax	54	(92)	(103)	141	—
Net Income (Loss)	$(43)	$(35)	$(106)	$141	$(43)

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
(in millions)
(Unaudited)

	Year-to-Date 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$7,831	$2,407	$(2,031)	$8,207
Costs of Goods Sold, Buying and Occupancy	—	(5,275)	(2,070)	1,795	(5,550)
Gross Profit	—	2,556	337	(236)	2,657
General, Administrative and Store Operating Expenses	(9)	(2,345)	(293)	167	(2,480)
Operating Income (Loss)	(9)	211	44	(69)	177
Interest Expense	(280)	(70)	(5)	69	(286)
Other Income (Loss)	(40)	(5)	(21)	—	(66)
Income (Loss) Before Income Taxes	(329)	136	18	—	(175)
Provision (Benefit) for Income Taxes	(8)	2	5	—	(1)
Equity in Earnings (Loss), Net of Tax	147	82	80	(309)	—
Net Income (Loss)	$(174)	$216	$93	$(309)	$(174)

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Year-to-Date 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$(174)	$216	$93	$(309)	$(174)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(5)	—	(5)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	2	—	2
Reclassification of Cash Flow Hedges to Earnings	—	—	(3)	—	(3)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(6)	—	(6)
Total Comprehensive Income (Loss)	$(174)	$216	$87	$(309)	$(180)

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2019
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(345)	$(377)	$632	$—	$(90)
Investing Activities:
Capital Expenditures	—	(245)	(147)	—	(392)
Net Investments in Consolidated Affiliates	—	—	(137)	137	—
Other Investing Activities	—	12	(28)	—	(16)
Net Cash Provided by (Used for) Investing Activities	—	(233)	(312)	137	(408)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	486	—	—	—	486
Payments of Long-term Debt	(799)	—	—	—	(799)
Borrowings from Foreign Facilities	—	—	36	—	36
Repayments of Foreign Facilities	—	—	(21)	—	(21)
Dividends Paid	(249)	—	—	—	(249)
Tax Payments related to Share-based Awards	(12)	—	—	—	(12)
Financing Costs and Other	(6)	(5)	—	—	(11)
Net Financing Activities and Advances to/from Consolidated Affiliates	925	(196)	(592)	(137)	—
Net Cash Provided by (Used for) Financing Activities	345	(201)	(577)	(137)	(570)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	(5)	—	(5)
Net Increase (Decrease) in Cash and Cash Equivalents	—	(811)	(262)	—	(1,073)
Cash and Cash Equivalents, Beginning of Period	—	997	416	—	1,413
Cash and Cash Equivalents, End of Period	$—	$186	$154	$—	$340

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date 2018
	L Brands, Inc.	Guarantor Subsidiaries	Non- guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(361)	$295	$79	$—	$13
Investing Activities:
Capital Expenditures	—	(367)	(194)	—	(561)
Net Investments in Consolidated Affiliates	—	—	(181)	181	—
Other Investing Activities	—	6	17	—	23
Net Cash Provided by (Used for) Investing Activities	—	(361)	(358)	181	(538)
Financing Activities:
Payments of Long-term Debt	(52)	—	—	—	(52)
Borrowing from Secured Revolving Facility	85	—	—	—	85
Borrowings from Foreign Facilities	—	—	110	—	110
Repayments of Foreign Facilities	—	—	(71)	—	(71)
Dividends Paid	(500)	—	—	—	(500)
Repurchases of Common Stock	(198)	—	—	—	(198)
Tax Payments related to Share-based Awards	(13)	—	—	—	(13)
Financing Costs and Other	(2)	(2)	—	—	(4)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,041	(929)	69	(181)	—
Net Cash Provided by (Used for) Financing Activities	361	(931)	108	(181)	(643)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	—	—	1	—	1
Net Increase (Decrease) in Cash and Cash Equivalents	—	(997)	(170)	—	(1,167)
Cash and Cash Equivalents, Beginning of Period	—	1,164	351	—	1,515
Cash and Cash Equivalents, End of Period	$—	$167	$181	$—	$348

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of L Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets of L Brands, Inc. (the Company) as of November 2, 2019 and November 3, 2018, and the related consolidated statements of income (loss), comprehensive income (loss), and total equity (deficit) for the thirteen and thirty-nine week periods ended November 2, 2019 and November 3, 2018, and the consolidated statements of cash flows for the thirty-nine week periods ended November 2, 2019 and November 3, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
December 6, 2019

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
Executive Overview
In the third quarter of 2019, our operating income (loss) decreased $205 million to a loss of $151 million, and our operating income (loss) rate decreased to (5.6%) from 2.0%. Net sales decreased $98 million to $2.677 billion, comparable sales decreased 2% and comparable store sales decreased 3%. Our performance was mixed. At Victoria's Secret, net sales decreased 8%, and the operating loss, which includes store asset impairment charges of $41 million, increased $86 million. At Bath & Body Works, net sales increased 11%, and operating income increased $18 million. At Victoria's Secret and Bath & Body Works International, net sales were flat, and the operating loss, which includes store and goodwill impairment charges of $207 million, increased by $173 million. For additional information related to our third quarter 2019 financial performance, see “Results of Operations.” For additional information related to our impairment charges, see Note 7, “Property and Equipment, Net" and Note 8, "Goodwill and Trade Names" included in Item 1. Financial Statements.
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

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements, which present net income and earnings per share in 2019 and 2018 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	Third Quarter		Year-to-Date
(in millions, except per share amounts)	2019	2018	2019	2018
Detail of Special Items included in Operating Income (Loss)
Victoria's Secret Asset Impairment (a)	$(248)	$(81)	$(248)	$(81)
Henri Bendel Closure Costs (b)	—	(20)	—	(20)
Total Special Items included in Operating Income (Loss)	$(248)	$(101)	$(248)	$(101)

Detail of Special Items included in Other Income (Loss)
La Senza Charges (c)	$(37)	$—	$(37)	$—
Loss on Extinguishment of Debt (d)	—	—	(40)	—
Total Special Items included in Other Income (Loss)	$(37)	$—	$(77)	$—

Detail of Special Items included in Provision (Benefit) for Income Taxes
Tax Effect of Special Items	$27	$13	$37	$13

Reconciliation of Reported Operating Income (Loss) to Adjusted Operating Income
Reported Operating Income (Loss)	$(151)	$54	$177	$437
Special Items included in Operating Income (Loss)	248	101	248	101
Adjusted Operating Income	$97	$155	$425	$538

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income
Reported Net Income (Loss)	$(252)	$(43)	$(174)	$104
Special Items included in Net Income (Loss)	258	88	288	88
Adjusted Net Income	$6	$45	$114	$192

Reconciliation of Reported Earnings Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings (Loss) Per Diluted Share	$(0.91)	$(0.16)	$(0.63)	$0.37
Special Items included in Earnings (Loss) Per Diluted Share	0.93	0.32	1.04	0.31
Adjusted Earnings Per Diluted Share	$0.02	$0.16	$0.41	$0.69
 ________________

(a)
We recognized a $248 million pre-tax impairment charge ($230 million after-tax) in the third quarter of 2019 and an $81 million pre-tax impairment charge ($73 million after-tax) in the third quarter of 2018 related to certain Victoria's Secret assets. For additional information see Note 7, “Property and Equipment, Net" and Note 8, "Goodwill and Trade Names" included in Item 1. Financial Statements.

(b)
In the third quarter of 2018, we recognized $20 million ($15 million after-tax) of closure costs related to the closure of the Henri Bendel business. For additional information see Note 5, “Restructuring Activities" included in Item 1. Financial Statements.

(c)
In the third quarter of 2019, we recognized $37 million of pre-tax charges ($28 million after-tax) to increase reserves related to ongoing contingent obligations for the La Senza business, which was sold in the fourth quarter of 2018. For additional information see Note 5, “Restructuring Activities" and Note 16, "Commitments and Contingencies" included in Item 1. Financial Statements.

(d)
In the second quarter of 2019, we redeemed $764 million of outstanding notes maturing between 2020 and 2022, resulting in a pre-tax loss on extinguishment of $40 million (after-tax loss of $30 million). For additional information see Note 12, "Long-term Debt and Borrowing Facilities" included in Item 1. Financial Statements.

Company-Owned Store Data
The following table compares the third quarter of 2019 company-owned store data to the third quarter of 2018 and year-to-date 2019 store data to year-to-date 2018:

	Third Quarter			Year-to-Date
	2019	2018	% Change	2019	2018	% Change
Sales per Average Selling Square Foot
Victoria’s Secret U.S.	$145	$152	(5%)	$460	$492	(7%)
Bath & Body Works U.S.	190	182	4%	546	520	5%
Sales per Average Store (in thousands)
Victoria’s Secret U.S.	$948	$982	(4%)	$2,997	$3,167	(5%)
Bath & Body Works U.S.	497	466	7%	1,421	1,328	7%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,542	6,454	1%
Bath & Body Works U.S.	2,621	2,575	2%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,973	7,216	(3%)
Bath & Body Works U.S.	4,301	4,177	3%

The following table represents company-owned store data for year-to-date 2019:

	Stores Operating at			Stores Operating at
	February 2, 2019	Opened	Closed	November 2, 2019
Victoria’s Secret U.S.	1,098	6	(38)	1,066
Victoria’s Secret Canada	45	—	—	45
Total Victoria's Secret	1,143	6	(38)	1,111
Bath & Body Works U.S.	1,619	34	(12)	1,641
Bath & Body Works Canada	102	1	—	103
Total Bath & Body Works	1,721	35	(12)	1,744
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories	38	9	(5)	42
Victoria's Secret Greater China	15	6	—	21
Total Victoria's Secret and Bath & Body Works International	79	15	(5)	89
Total L Brands Stores	2,943	56	(55)	2,944

The following table represents company-owned store data for year-to-date 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	November 3, 2018
Victoria’s Secret U.S.	1,124	1	(7)	1,118
Victoria’s Secret Canada	46	—	(1)	45
Total Victoria's Secret	1,170	1	(8)	1,163
Bath & Body Works U.S.	1,592	47	(17)	1,622
Bath & Body Works Canada	102	1	—	103
Total Bath & Body Works	1,694	48	(17)	1,725
Victoria's Secret U.K. / Ireland	24	1	—	25
Victoria's Secret Beauty and Accessories	29	4	(3)	30
Victoria's Secret Greater China	7	7	—	14
Total Victoria's Secret and Bath & Body Works International	60	12	(3)	69
Henri Bendel	27	—	(4)	23
La Senza Canada	119	—	(1)	118
La Senza U.S.	5	6	—	11
Total L Brands Stores	3,075	67	(33)	3,109

Noncompany-Owned Store Data
The following table represents noncompany-owned store data for year-to-date 2019:

	Stores Operating at			Stores Operating at
	February 2, 2019	Opened	Closed	November 2, 2019
Victoria’s Secret Beauty & Accessories	383	20	(29)	374
Victoria's Secret	56	15	—	71
Bath & Body Works	235	24	(4)	255
Total	674	59	(33)	700
The following table represents noncompany-owned store data for year-to-date 2018:

	Stores Operating at			Stores Operating at
	February 3, 2018	Opened	Closed	November 3, 2018
Victoria’s Secret Beauty & Accessories	397	25	(25)	397
Victoria's Secret	37	13	—	50
Bath & Body Works	185	35	(4)	216
La Senza	194	2	(10)	186
Total	813	75	(39)	849

Results of Operations
Third Quarter of 2019 Compared to Third Quarter of 2018
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the third quarter of 2019 in comparison to the third quarter of 2018:

			Operating Income (Loss) Rate
	2019	2018	2019	2018
Third Quarter	(in millions)
Victoria’s Secret	$(122)	$(36)	(8.7%)	(2.3%)
Bath & Body Works	196	178	18.4%	18.6%
Victoria’s Secret and Bath & Body Works International	(215)	(42)	(161.3%)	(31.2%)
Other (a)	(10)	(46)	(14.2%)	(29.4%)
Total Operating Income (Loss)	$(151)	$54	(5.6%)	2.0%
  _______________

(a)	Includes Mast Global and corporate functions. Results for 2018 also include La Senza and Henri Bendel.
For the third quarter of 2019, operating income (loss) decreased $205 million, to a loss of $151 million, and the operating income (loss) rate decreased to (5.6%) from 2.0%. The drivers of the operating income (loss) results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2019 in comparison to the third quarter of 2018:

	2019	2018	% Change
Third Quarter	(in millions)
Victoria’s Secret Stores (a)	$1,081	$1,178	(8%)
Victoria’s Secret Direct	331	351	(6%)
Total Victoria’s Secret	1,412	1,529	(8%)
Bath & Body Works Stores (a)	872	808	8%
Bath & Body Works Direct	192	148	30%
Total Bath & Body Works	1,064	956	11%
Victoria’s Secret and Bath & Body Works International (b)	134	134	—%
Other (c)	67	156	(57%)
Total Net Sales	$2,677	$2,775	(4%)
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function. Results for 2018 also include store and direct sales for La Senza and Henri Bendel.

The following table provides a reconciliation of net sales for the third quarter of 2019 to the third quarter of 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Third Quarter	(in millions)
2018 Net Sales	$1,529	$956	$134	$156	$2,775
Comparable Store Sales	(87)	36	(13)	—	(64)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(6)	29	9	—	32
Divested/Closed Businesses	—	—	—	(77)	(77)
Foreign Currency Translation	(1)	(1)	(2)	—	(4)
Direct Channels	(19)	44	(1)	—	24
Private Label Credit Card	(4)	—	—	—	(4)
International Wholesale, Royalty and Other	—	—	7	(12)	(5)
2019 Net Sales	$1,412	$1,064	$134	$67	$2,677
The following table compares the third quarter of 2019 comparable sales to the third quarter of 2018:

Third Quarter	2019	2018
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(7%)	(2%)
Bath & Body Works (b)	9%	13%
Total Comparable Sales	(2%)	4%

Comparable Store Sales (a)
Victoria’s Secret (b)	(8%)	(6%)
Bath & Body Works (b)	5%	10%
Total Comparable Store Sales	(3%)	—%
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
The results by segment are as follows:
Victoria's Secret
For the third quarter of 2019, net sales decreased $117 million to $1.412 billion, comparable sales decreased 7%, and comparable store sales decreased 8%. Victoria's Secret Lingerie comparable sales decreased low-double digits, principally driven by a decline in bras, and partially as a result of a decrease in promotional activity. PINK comparable sales decreased in the mid-single digit range as a decline in apparel, principally driven by a decline in tops, was only partially offset by increases in intimate apparel, driven by growth in sport bras, bralettes and panties. Victoria's Secret Beauty comparable sales increased in the low-single digit range due to growth in prestige fragrance, driven by a strong launch of Bombshell Intense, the mist collection and PINK beauty.
The decrease in comparable sales was driven by declines in average unit retail prices and store traffic.

Bath & Body Works
For the third quarter of 2019, net sales increased $108 million to $1.064 billion, comparable sales increased 9%, and comparable store sales increased 5%. Net sales increased in all major categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable sales was driven by increases in both traffic and conversion.
Victoria's Secret and Bath & Body Works International
For the third quarter of 2019, net sales remained flat at $134 million as the increases from new stores opened by our partners were offset by declines in the Victoria's Secret U.K. and Greater China businesses.
Other
For the third quarter of 2019, net sales decreased $89 million to $67 million due to the sale of La Senza and closure of Henri Bendel in the fourth quarter of 2018, and a decrease in wholesale sales to our international partners.
Gross Profit
For the third quarter of 2019, our gross profit decreased $187 million to $741 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 27.7% from 33.5%, primarily driven by the following:
Victoria's Secret
For the third quarter of 2019, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales, partially offset by a reduction in store asset impairment charges, from $50 million in the third quarter of 2018 to $41 million in the third quarter of 2019.
The gross profit rate decrease was driven by buying and occupancy deleverage on lower net sales and a decline in the merchandise margin rate due to sourcing cost concessions received from vendors in 2018.
Bath & Body Works
For the third quarter of 2019, the gross profit increase was due to higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increases in supply chain and sourcing costs and the sales mix shift into the direct business, which has a lower merchandise margin rate than the stores channel.
Victoria's Secret and Bath & Body Works International
For the third quarter of 2019, the gross profit decrease was due to the increase in store asset impairment charges from $31 million in the third quarter of 2018 to $177 million in the third quarter of 2019, which were related to stores in Greater China, the U.K. and Ireland.
The gross profit (loss) rate decrease was driven by the increase in store asset impairment charges.
General, Administrative and Store Operating Expenses
For the third quarter of 2019, our general, administrative and store operating expenses increased $18 million to $892 million due to a $30 million goodwill impairment charge related to Greater China and higher selling expenses related to higher sales volume at Bath & Body Works, partially offset by declines due to the elimination of the La Senza and Henri Bendel businesses.
The general, administrative and store operating expense rate increased to 33.3% from 31.5% due to the goodwill impairment charge and deleverage on lower net sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2019 and 2018:

Third Quarter	2019	2018
Average daily borrowings (in millions)	$5,614	$5,844
Average borrowing rate (in percentages)	6.6%	6.6%
For the third quarter of 2019, our interest expense decreased $4 million to $92 million due to lower average daily borrowings.

Other Income (Loss)
For the third quarter of 2019, our other income (loss) decreased $35 million to a $34 million loss due to $37 million of charges to increase reserves related to ongoing contingent obligations for the La Senza business, which was sold in the fourth quarter of 2018.
Provision for Income Taxes
For the third quarter of 2019, our effective tax rate was 9.1% compared to (3.9%) in the third quarter of 2018. The third quarter rates were lower than the Company's combined estimated federal and state statutory rate primarily due to the Victoria's Secret impairment charges, which generate no tax benefit for certain foreign subsidiaries.

Results of Operations
Year-to-Date 2019 Compared to Year-to-Date 2018
Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for year-to-date 2019 in comparison to year-to-date 2018:

			Operating Income (Loss) Rate
	2019	2018	2019	2018
Year-to-Date	(in millions)
Victoria’s Secret	$(73)	$162	(1.6%)	3.3%
Bath & Body Works	531	470	17.7%	17.5%
Victoria’s Secret and Bath & Body Works International	(220)	(56)	(52.1%)	(13.5%)
Other (a)	(61)	(139)	(23.4%)	(31.0%)
Total Operating Income	$177	$437	2.2%	5.2%
  _______________

(a)	Includes Mast Global and corporate functions. Results for 2018 also include La Senza and Henri Bendel.
For year-to-date 2019, operating income decreased $260 million, or 59%, to $177 million, and the operating income rate decreased to 2.2% from 5.2%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2019 in comparison to year-to-date 2018:

	2019	2018	% Change
Year-to-Date	(in millions)
Victoria’s Secret Stores (a)	$3,462	$3,778	(8%)
Victoria’s Secret Direct	1,067	1,065	—%
Total Victoria’s Secret	4,529	4,843	(6%)
Bath & Body Works Stores (a)	2,469	2,281	8%
Bath & Body Works Direct	527	399	32%
Total Bath & Body Works	2,996	2,680	12%
Victoria’s Secret and Bath & Body Works International (b)	423	415	2%
Other (c)	259	447	(42%)
Total Net Sales	$8,207	$8,385	(2%)
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function. Results for 2018 also include store and direct sales for La Senza and Henri Bendel.

The following table provides a reconciliation of net sales for year-to-date 2019 to year-to-date 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2018 Net Sales	$4,843	$2,680	$415	$447	$8,385
Comparable Store Sales	(281)	111	(28)	—	(198)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(39)	80	45	—	86
Divested/Closed Businesses	—	—	—	(222)	(222)
Foreign Currency Translation	(3)	(3)	(12)	—	(18)
Direct Channels	(2)	128	4	—	130
Private Label Credit Card	11	—	—	—	11
International Wholesale, Royalty and Other	—	—	(1)	34	33
2019 Net Sales	$4,529	$2,996	$423	$259	$8,207
The following table compares year-to-date 2019 comparable sales to year-to-date 2018:

Year-to-Date	2019	2018
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(6%)	(1%)
Bath & Body Works (b)	10%	10%
Total Comparable Sales	(1%)	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	(8%)	(5%)
Bath & Body Works (b)	5%	8%
Total Comparable Store Sales	(3%)	(1%)
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
The results by segment are as follows:
Victoria's Secret
For year-to-date 2019, net sales decreased $314 million to $4.529 billion, comparable sales decreased 6%, and comparable store sales decreased 8%. PINK comparable sales decreased in the low-double digit range, due to merchandise performance in apparel and the exit of the swim business, partially offset by growth in sports bras. Victoria's Secret Lingerie comparable sales were down in the high-single digit range, due to declines in bras and apparel, driven by merchandise performance. Victoria's Secret Beauty comparable sales increased in the low-single digit range, as growth in accessories was partially offset by a decline in the lip business.
The decrease in comparable sales was driven by declines in average unit retail prices and store traffic.

Bath & Body Works
For year-to-date 2019, net sales increased $316 million to $2.996 billion, comparable sales increased 10%, and comparable store sales increased 5%. Net sales increased in all major categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable sales was driven by increases in store conversion and digital traffic.
Victoria's Secret and Bath & Body Works International
For year-to-date 2019, net sales increased $8 million to $423 million due to the increase from new company-owned Victoria's Secret stores in Greater China, partially offset by declines in the Victoria's Secret International business.
Other
For year-to-date 2019, net sales decreased $188 million to $259 million due to the sale of La Senza and closure of Henri Bendel in the fourth quarter of 2018, partially offset by an increase in wholesale sales to our international partners.
Gross Profit
For year-to-date 2019, our gross profit decreased $274 million to $2.657 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 32.4% from 35.0%, primarily driven by the following:
Victoria's Secret
For year-to-date 2019, the gross profit decrease was primarily due to lower merchandise margin dollars related to the decrease in net sales and increased promotional activity to drive traffic and clear inventory, partially offset by a reduction in store asset impairment charges from $50 million year-to-date 2018 to $41 million year-to-date 2019.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotional activity and sourcing cost concessions received from vendors in 2018, and buying and occupancy expense deleverage on lower net sales.
Bath & Body Works
For year-to-date 2019, the gross profit increase was due to higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to investments in store real estate.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increases in supply chain and sourcing costs and the sales mix shift into the direct business, which has a lower merchandise margin rate than the stores channel.
Victoria's Secret and Bath & Body Works International
For year-to-date 2019, the gross profit decrease was due to the increase in store asset impairment charges from $31 million year-to-date 2018 to $177 million year-to-date 2019 related to stores in Greater China, the U.K., and Ireland partially offset by higher merchandise margin dollars related to the increase in net sales in Greater China.
The gross profit (loss) rate decrease was driven by the increase in store asset impairment charges.
General, Administrative and Store Operating Expenses
For year-to-date 2019, our general, administrative and store operating expenses decreased $14 million to $2.480 billion due to the elimination of the La Senza and Henri Bendel businesses and lower marketing expenses at Victoria's Secret, partially offset by higher selling expenses related to higher sales volume at Bath & Body Works and a $30 million goodwill impairment charge related to Greater China.
The general, administrative and store operating expense rate increased to 30.2% from 29.7% due to deleverage on lower net sales and the goodwill impairment charge.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2019 and 2018:

Year-to-Date	2019	2018
Average daily borrowings (in millions)	$5,761	$5,843
Average borrowing rate (in percentages)	6.6%	6.6%
For year-to-date 2019, our interest expense decreased $6 million to $286 million due to lower average daily borrowings.

Other Income (Loss)
For year-to-date 2019, our other income (loss) decreased $67 million to a $66 million loss due to a $40 million pre-tax loss associated with the early extinguishment of $764 million in outstanding notes maturing between 2020 and 2022 and $37 million of charges to increase reserves related to ongoing contingent obligations for the La Senza business, which was sold in the fourth quarter of 2018.
Provision for Income Taxes
For year-to-date 2019, our effective tax rate was 0.4% compared to 29.0% year-to-date 2018. The 2019 year-to-date rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the Victoria's Secret impairment charges, which generate no tax benefit for certain foreign subsidiaries. The 2018 year-to-date rate was higher than the Company's estimated federal and state statutory rate primarily due to losses related to certain foreign subsidiaries.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income and working capital changes. Our net income is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $149 million as of November 2, 2019.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(90)	$1,377	$13
Capital Expenditures (a)	392	629	561
Working Capital (b)	383	1,274	791
Capitalization:
Long-term Debt	5,477	5,739	5,814
Shareholders’ Equity (Deficit)	(1,242)	(869)	(1,314)
Total Capitalization	$4,235	$4,870	$4,500
Amounts Available Under Credit Agreements (c)	$990	$991	$991
 _______________

(a)	The February 2, 2019 amounts represent a fifty-two-week period, and the November 2, 2019 and November 3, 2018 amounts represent thirty-nine-week periods.

(b)	The November 2, 2019 amount includes Current Operating Lease Liabilities as a result of our adoption of ASC 842, Leases, in the first quarter of 2019.

(c)
Letters of credit issued reduce our availability under the Secured Revolving Facility. We had outstanding letters of credit that reduced our availability under the Secured Revolving Facility of $10 million as of November 2, 2019, and $9 million as of February 2, 2019 and November 3, 2018.

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2019 and 2018:

	Year-to-Date
	2019	2018
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,413	$1,515
Net Cash Flows Provided by (Used for) Operating Activities	(90)	13
Net Cash Flows Used for Investing Activities	(408)	(538)
Net Cash Flows Used for Financing Activities	(570)	(643)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(5)	1
Net Decrease in Cash and Cash Equivalents	(1,073)	(1,167)
Cash and Cash Equivalents, End of Period	$340	$348
Operating Activities
Net cash used for operating activities in 2019 was $90 million, including a net loss of $174 million. Net loss included depreciation of $443 million, asset impairment charges of $248 million, share-based compensation expense of $67 million, loss on extinguishment of debt of $40 million and La Senza charges of $37 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
Net cash provided by operating activities in 2018 was $13 million, including net income of $104 million. Net income included depreciation of $444 million, asset impairment charges of $81 million and share-based compensation expense of $75 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal changes in Inventories (and related increases in Accounts Payable). In addition, our Income Taxes Payable decrease was due to seasonal tax payments.
Investing Activities
Net cash used for investing activities in 2019 was $408 million consisting primarily of capital expenditures of $392 million. The capital expenditures included $222 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and logistics to support our digital businesses and other retail capabilities.
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
We anticipate spending approximately $500 million for capital expenditures in 2019 relating to remodeling and improving existing stores and opening new stores, as well as investments in technology and logistics for initiatives supporting our direct businesses and other retail capabilities.
Financing Activities
Net cash used for financing activities in 2019 was $570 million consisting primarily of $799 million in payments for the early extinguishment of outstanding notes maturing between 2020 and 2022, quarterly dividend payments of $0.90 per share, or $249 million, and tax payments related to share-based awards of $12 million, partially offset by the net proceeds of $486 million from the issuance of the 2029 Notes and $15 million of net new borrowings under our Foreign Facilities.
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
We did not repurchase any shares during year-to-date 2019.
Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during year-to-date 2018:

	Amount Authorized	Shares Repurchased	Amount Repurchased	Average Stock Price of Shares Repurchased within Program
Repurchase Program
	(in millions)	(in thousands)	(in millions)
March 2018	$250	4,852	$171	$35.29
September 2017	250	527	25	$46.98
Total		5,379	$196
In March 2018, our Board of Directors approved a $250 million repurchase program, which included the $23 million remaining under the September 2017 repurchase program.
The March 2018 repurchase program had $79 million remaining as of November 2, 2019.
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
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2019 and 2018:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2019
Third Quarter	$0.30	$83
Second Quarter	0.30	83
First Quarter	0.30	83
Total	$0.90	$249
2018
Third Quarter	$0.60	$165
Second Quarter	0.60	167
First Quarter	0.60	168
Total	$1.80	$500

Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$991	$990	$990
$860 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	857	952	951
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498	498
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	495
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	487	—	—
$450 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	449	776	776
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	275	273	273
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	—	337	337
Secured Revolving Facility	—	—	85
Secured Foreign Facilities	95	91	94
Total Senior Debt with Subsidiary Guarantee	$4,841	$5,106	$5,192
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	298	297	297
Unsecured Foreign Facilities	65	60	33
Total Senior Debt	$711	$705	$678
Total	$5,552	$5,811	$5,870
Current Debt	(75)	(72)	(56)
Total Long-term Debt, Net of Current Portion	$5,477	$5,739	$5,814
Issuance of Notes
In June 2019, we issued $500 million of 7.50% notes due in June 2029. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $486 million, which were net of discounts and issuance costs of $14 million. The discounts and issuance costs are being amortized through the maturity date and are included within Long-term Debt on the November 2, 2019 Consolidated Balance Sheet.
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
In the second quarter of 2019, we recognized a pre-tax loss on extinguishment of debt of $40 million (after-tax loss of $30 million), which includes write-offs of unamortized issuance costs and redemption fees. This loss is included in Other Income (Loss) in the year-to-date 2019 Consolidated Statement of Income (Loss).
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
In August 2019, we entered into an amendment and restatement of the Secured Revolving Facility. The Amendment maintained the aggregate availability under the Secured Revolving Facility at $1 billion and extended the expiration date from May 2022 to August 2024. The Amendment also raised the threshold of consolidated debt to consolidated EBITDA in which investments and restricted payments may be made without limitation to 3.50 to 1.00.
We incurred fees related to the Amendment of $5 million, which were capitalized and recorded in Other Assets on the November 2, 2019 Consolidated Balance Sheet and are being amortized over the remaining term of the Secured Revolving Facility.
As of November 2, 2019, the Secured Revolving Facility fees related to committed and unutilized amounts were 0.25% per annum, and the fees related to outstanding letters of credit were 1.50% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the LIBOR plus 1.50% per annum. The interest rate on outstanding foreign-denominated borrowings was the applicable benchmark rate plus 1.50% per annum.
The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. Additionally, the Secured Revolving Facility provided that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.50 to 1.00 and (b) no default or event of default exists. As of November 2, 2019, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.50 to 1.00.
As of November 2, 2019, there were no borrowings outstanding under the Secured Revolving Facility.
The Secured Revolving Facility supports our letter of credit program. We had $10 million of outstanding letters of credit as of November 2, 2019 that reduced our availability under the Secured Revolving Facility.
Secured Foreign Facilities
We and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations. The Secured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $150 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2019, we borrowed $16 million and made payments of $8 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time during 2019 was $96 million. Borrowings on the Secured Foreign Facilities mature between December 2019 and August 2024. As of November 2, 2019, borrowings of $10 million are included within Current Debt on the Consolidated Balance Sheet, and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
We guarantee unsecured revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities, which allow borrowings in U.S. dollars and Chinese Yuan, have availability totaling $87 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. During 2019, we borrowed $20 million and made payments of $13 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time during 2019 was $73 million. Borrowings on the Unsecured Foreign Facilities mature between November 2019 and January 2020. As of November 2, 2019, borrowings of $65 million are included within Current Debt on the Consolidated Balance Sheet.
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

The following table provides our credit ratings as of November 2, 2019:

	Moody’s	S&P
Corporate	Ba1	BB
Senior Unsecured Debt with Subsidiary Guarantee	Ba1	BB
Senior Unsecured Debt	Ba2	B+
Outlook	Negative	Negative
Subsequent to November 2, 2019, S&P downgraded our Corporate and Senior Unsecured Debt with Subsidiary Guarantee ratings to BB-, our Senior Unsecured Debt rating to B and updated our outlook to Stable.
Contingent Liabilities and Contractual Obligations
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of our subsidiaries have remaining contingent obligations of $44 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As part of the sale, a liability of $5 million was recorded for these obligations. During the third quarter of 2019, an additional reserve of $19 million was recorded related to these obligations. This liability is included in Other Long-term Liabilities on the November 2, 2019 Consolidated Balance Sheet.
Additionally, we have certain other contingent obligations related to La Senza for a period of time. A reserve of $17 million was recorded during the third quarter of 2019 related to these obligations, which is included in Other Long-term Liabilities on the November 2, 2019 Consolidated Balance Sheet.
Other
In connection with the disposition of a certain other business, we have remaining guarantees of $5 million related to lease payments under the current terms of a noncancelable lease expiring in 2021, which may remain in effect if the term is extended. We have not recorded a liability with respect to this guarantee obligation as of November 2, 2019, February 2, 2019 or November 3, 2018 as we concluded that payments under this guarantee were not probable.
In connection with noncancelable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. We recorded a liability of $11 million as of November 2, 2019 and February 2, 2019, and $3 million as of November 3, 2018 related to these guarantee obligations. This liability is included in Current Operating Lease Liabilities on the November 2, 2019 Consolidated Balance Sheet, and in Other Long-term Liabilities on the February 2, 2019 and November 3, 2018 Consolidated Balance Sheets.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 2, 2019, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2018 Annual Report on Form 10-K, other than the newly issued 2029 Notes, repurchase of the 2020 Notes and repurchases of certain of the 2021 and 2022 Notes. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).

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
Upon adoption at the beginning of 2019, we recorded operating lease liabilities of $3.7 billion and operating lease assets for our leases of $3.3 billion. The operating lease assets are net of $470 million of liabilities for deferred rent and unamortized landlord construction allowances that were previously recorded as Other Long-term Liabilities on the Consolidated Balance Sheet. We also recorded a decrease to opening retained earnings, net of tax, of $2 million. The adoption of the standard did not materially impact the Consolidated Statements of Income (Loss) or Cash Flows.
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
Goodwill
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. The standard eliminates the second step from the goodwill impairment test, which requires a hypothetical purchase price allocation to determine the implied fair value of goodwill. Under the new standard, the goodwill impairment charge will be the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We adopted this standard in the third quarter of 2019 and performed our interim goodwill impairment assessment in accordance with ASU 2017-04.
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires the use of a forward-looking expected loss impairment model for accounts receivable and certain other financial instruments. This guidance will be effective beginning in fiscal 2020, with early adoption permitted. We are currently evaluating the impact of this standard.

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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2018 Annual Report on Form 10-K, other than the adoption of ASC 842, Leases, and ASU 2017-04, Simplifying the Test for Goodwill Impairment.
Valuation of Long-Lived Assets
Long-Lived Store Assets
Long-lived store assets, which includes leasehold improvements, store-related assets and operating leases (subsequent to the adoption of ASC 842, Leases), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group.  An individual asset within an asset group is not impaired below its estimated fair value. For operating lease assets, we determine the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. These fair value measurements qualify as level 3 measurements in the fair value hierarchy.
In the third quarter of 2019, we concluded that the negative operating results for certain of our Victoria's Secret stores were an indicator of potential impairment of the related store asset groups. We determined that the estimated undiscounted future cash flows were less than the carrying values and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows. Accordingly, we recognized a loss equal to the difference between the carrying value of an asset group and its estimated fair value but did not impair any individual store asset below its estimated fair value. For leasehold improvements and store-related assets, we recognized impairment charges of $188 million. Impairment charges of $151 million related to stores in Greater China, the U.K. and Ireland, and impairment charges of $37 million related to stores in the U.S. and Canada. For operating lease assets, we recognized impairment charges of $30 million. Impairment charges of $26 million related to stores in the U.K., and impairment charges of $4 million related to stores in the U.S.
In total, we recognized impairment charges of $218 million for long-lived store assets, which are included in Costs of Goods Sold, Buying & Occupancy in the 2019 Consolidated Statements of Income (Loss).  Impairment charges of $177 million, related to store assets in Greater China, the U.K. and Ireland, were recorded within the Victoria's Secret and Bath & Body Works International segment. Impairment charges of $41 million, related to store assets in the U.S. and Canada, were recorded within the Victoria's Secret segment.
Our fair value estimates incorporated significant assumptions and judgments including, but not limited to, estimated future cash flows, discount rates and market rental rates. The use of different assumptions or judgments in our assessment could materially increase or decrease the fair value of our store assets and, accordingly, could materially increase or decrease any related impairment charge. Further sustained declines in our business performance could result in a material impairment charge in a future period.
Goodwill
Goodwill is reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. We have the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the reporting unit's fair value to its carrying value (including goodwill). If we determine that the fair value of a reporting unit is less than its carrying value, we recognize an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. Our reporting units are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other. Our reporting units that have goodwill are Victoria's Secret, Bath & Body Works and Greater China, which is included within the Victoria's Secret and Bath & Body Works International reportable segment.
As of November 2, 2019, we performed a quantitative interim impairment assessment over the Victoria's Secret and Greater China reporting units. An interim assessment was performed in consideration of the negative performance of these reporting units and their impact on the sustained decline in our market capitalization. Further, for the Greater China reporting unit, we considered the results of the long-lived store asset impairment assessment.
The interim assessment concluded that the fair value of the Victoria's Secret reporting unit exceeded its carrying value by approximately 24%, and that the fair value of the Greater China reporting unit did not exceed its carrying value. Accordingly, we recognized a goodwill impairment charge of $30 million in the third quarter of 2019 related to the Greater China reporting unit. This charge is included in General, Administrative and Store Operating Expenses in the 2019 Consolidated Statements of Income (Loss).
The estimated fair value of the Victoria's Secret reporting unit was based on a weighted average of the income and market approaches, while the estimated fair value of the Greater China reporting unit was based on the income approach. The income approach is based on estimated discounted future cash flows, while the market approach is based on earnings multiples of selected guideline public companies. The approaches, which qualify as level 3 in the fair value hierarchy, incorporated a number of significant assumptions and judgments including, but not limited to, estimated future cash flows, discount rates, income tax rates, terminal growth rates, multiples of earnings of similar public companies and an implied control premium relative to our market capitalization.
The use of different assumptions or judgments in our goodwill impairment assessment, including with respect to the estimated future cash flows of our reporting units, the discount rate used to discount such estimated future cash flows to their net present value, and the reasonableness of the implied control premium relative to our market capitalization, could materially increase or decrease the fair value of our reporting units and, accordingly, could materially increase or decrease any related impairment charge. Further sustained declines in our market capitalization or in our business performance could result in a material impairment charge in a future period.

Intangible Assets - Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names. Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change.
As of November 2, 2019, we performed a quantitative interim impairment assessment of the Victoria's Secret trade name. An interim assessment was performed in consideration of the negative performance of Victoria's Secret. To estimate the fair value of the Victoria's Secret trade name, we used the relief from royalty method under the income approach. The interim assessment concluded that the fair value of the Victoria's Secret trade name exceeded its carrying value.

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
Excluding our Foreign Facilities, all of our long-term debt as of November 2, 2019 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of November 2, 2019, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.

The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt and other financial instruments as of November 2, 2019, February 2, 2019 and November 3, 2018:

	November 2, 2019	February 2, 2019	November 3, 2018
	(in millions)
Long-term Debt:
Principal Value	$5,458	$5,722	$5,722
Fair Value, Estimated (a)	5,156	5,340	5,301
Foreign Currency Cash Flow Hedges (b)	—	(2)	(3)
Marketable Equity Securities (b)	(1)	(11)	(9)
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Financial instruments are in a net asset position.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that we made false and/or misleading statements relating to the November 2018 announcement that we were reducing our quarterly dividend. In September 2019, a different plaintiff shareholder filed a second putative class action complaint in the U.S. District Court for the Southern District of Ohio containing substantially the same allegations and seeking substantially the same relief.  In October 2019, the Court issued an order consolidating the two putative class actions, appointing a lead plaintiff, and approving that lead plaintiff’s selection of lead counsel.  The deadline for the lead plaintiff to file an amended complaint is December 20, 2019.  We view this lawsuit as meritless and intend to defend against this lawsuit vigorously.

Item 1A.	RISK FACTORS

The risk factors that affect our business and financial results are discussed in “Item 1A: Risk Factors” in our 2018 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2018 Annual Report on Form 10-K and those described elsewhere in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2019	21	$21.62	—	$78,677
September 2019	7	17.97	—	78,677
October 2019	18	16.87	—	78,677
Total	46		—
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
Date: December 6, 2019

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.