Form 10-K
period 2020-02-01
L Brands, Inc.
filed 2020-03-30
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
______________________________________________________
FORM 10-K
______________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was: $5,587,493,009.
Number of shares outstanding of the registrant’s Common Stock as of March 20, 2020: 276,533,315.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS.
General
L Brands, Inc. (“we” or the "Company”) operates in the highly competitive specialty retail business. Founded in 1963 in Columbus, Ohio, we have evolved from an apparel-based specialty retailer to a segment leader focused on women’s intimate and other apparel, personal care, beauty and home fragrance products. We sell our merchandise through company-owned specialty retail stores in the United States (“U.S.”), Canada, the United Kingdom ("U.K."), Ireland and Greater China (China and Hong Kong); through websites; and through international franchise, license and wholesale partners (collectively, "partners").
On February 20, 2020, we and SP VS Buyer LP ("Sycamore"), an affiliate of Sycamore Partners Management, L.P., entered into a Transaction Agreement (the "Transaction Agreement'') pursuant to which, among other things, we will transfer certain assets and liabilities relating to our business conducted under the Victoria's Secret and PINK brands to our newly formed subsidiary ("Victoria's Secret Holdco") and sell 55% of the equity interests of Victoria's Secret Holdco to Sycamore. After taking into account certain liabilities, Sycamore will purchase the 55% interest in Victoria's Secret Holdco. for approximately $525 million. We will retain a 45% interest in Victoria’s Secret to enable our shareholders to participate in the upside potential of the business. We intend to use the proceeds from the transaction, along with approximately $500 million of excess balance sheet cash, to reduce debt. For additional information, see "Recent Developments" below. For additional information regarding the risks and other uncertainties and factors related to the transaction, refer to Item 1A. Risk Factors.
Bath & Body Works
Bath & Body Works, which sells products under the Bath & Body Works, White Barn, C.O. Bigelow and other brand names, is one of the leading specialty retailers of body care, home fragrance products, soaps and sanitizers. We sell our Bath & Body Works products online and at more than 1,735 Bath & Body Works company-owned stores in the U.S. and Canada. Additionally, Bath & Body Works has more than 275 stores in more than 30 other countries operating under franchise, license and wholesale arrangements.
Victoria’s Secret
Victoria’s Secret, including PINK, is a specialty retailer of women's intimate and other apparel with fashion-inspired collections and prestige fragrances. We sell our Victoria’s Secret products online and at more than 1,180 Victoria’s Secret and PINK company-owned stores in the U.S., Canada, U.K., Ireland and Greater China. Additionally, Victoria’s Secret and PINK have more than 440 stores in more than 70 countries operating under franchise, license and wholesale arrangements.
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
Fiscal Year
Our fiscal year ends on the Saturday nearest to January 31. As used herein, “2019,” “2018,” “2016” and “2015” refer to the 52-week periods ended February 1, 2020, February 2, 2019, January 28, 2017 and January 30, 2016, respectively. "2017" refers to the 53-week period ended February 3, 2018.
Real Estate
Company-owned Retail Stores
Our company-owned retail stores are located in shopping malls, lifestyle centers and street locations in the U.S., Canada, the U.K., Ireland and Greater China. As a result of our strong brands and established retail presence, we have been able to lease high-traffic locations in most retail centers in which we operate.

The following table provides the number of our company-owned retail stores in operation for each brand as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
Victoria’s Secret U.S.	1,053	1,098
Victoria’s Secret Canada	38	45
Bath & Body Works U.S.	1,637	1,619
Bath & Body Works Canada	102	102
Victoria's Secret U.K. / Ireland	26	26
Victoria's Secret Greater China	23	15
Victoria's Secret Beauty and Accessories Greater China	41	38
Total	2,920	2,943

The following table provides the changes in the number of our company-owned retail stores operated for the past five fiscal years:

	Beginning of Year	Opened	Closed	Acquired (a)	Sold (b)	End of Year
2019	2,943	64	(87)	—	—	2,920
2018	3,075	88	(90)	—	(130)	2,943
2017	3,074	66	(65)	—	—	3,075
2016	3,005	72	(29)	26	—	3,074
2015	2,969	72	(36)	—	—	3,005
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
The following table provides the number of our international stores operated by our partners for each business as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
Victoria’s Secret Beauty and Accessories	360	383
Victoria’s Secret	84	56
Bath & Body Works	278	235
Total	722	674

Our Strengths
We believe the following competitive strengths contribute to our leading market position, differentiate us from our competitors and will drive future growth:
Industry Leading Brands
We have developed and operate brands that allow us to target markets across the economic spectrum, across demographics and across the world. We believe that our three brands, Victoria's Secret, PINK and Bath & Body Works, are highly recognizable, which provides us with a competitive advantage.

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
Upon closing of the transaction contemplated by the Transaction Agreement (the "Closing"), Mr. Wexner will step down as Chief Executive Officer and Chairman of the Board to become Chairman Emeritus, remaining as a member of the Board. Andrew Meslow, Chief Executive Officer of Bath & Body Works, will be appointed by the Board as the Chief Executive Officer of L Brands, Inc. and as a director of L Brands, Inc., effective upon the Closing. Mr. Meslow, who joined L Brands, Inc. in 2003, has 29 years of experience in the retail industry, including the last 15 at Bath & Body Works. Additionally, Sarah E. Nash, a member of the Board, will be appointed as the Chair of the Board effective upon the Closing.

Additional Information
Merchandise Vendors
During 2019, we purchased merchandise from approximately 340 vendors located throughout the world. No vendor provided 10% or more of our merchandise purchases.
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
Seasonal Business
Our operations are seasonal in nature and consist of two principal selling seasons: Spring (the first and second quarters) and Fall (the third and fourth quarters). The fourth quarter, including the holiday season, accounted for approximately one-third of our net sales for 2019, 2018 and 2017 and is typically our most profitable quarter. Accordingly, cash requirements are highest in the third quarter as our inventories build in advance of the holiday season.
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
Trademarks and Patents
Our trademarks and patents, which constitute our primary intellectual property, have been registered or are the subject of pending applications in the U.S. Patent and Trademark Office and with the registries of many foreign countries and/or are protected by common law. We believe our products are identified by our intellectual property and, thus, our intellectual property is of significant value. Accordingly, we intend to maintain our intellectual property and related registrations and vigorously protect our intellectual property assets against infringement.
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

Associate Relations
As of February 1, 2020, we employed approximately 94,400 associates; 68,900 of whom were part-time. In addition, temporary associates are hired during peak periods, such as the holiday season.
Executive Officers of Registrant
Set forth below is certain information regarding our executive officers.
Leslie H. Wexner, 82, has been our Chief Executive Officer since our founding in 1963 and Chairman of the Board of Directors since 1975.
Stuart B. Burgdoerfer, 57, has been our Executive Vice President and Chief Financial Officer since April 2007.
Charles C. McGuigan, 63, has been our Chief Operating Officer since May 2012 and our Chief Executive Officer and President of Mast Global since February 2011.
Shelley B. Milano, 63, has been our Chief Human Resources Officer since April 2018.
James L. Bersani, 61, has been our President of Real Estate since March 2014 and has led our Real Estate function since April 2006.
Recent Developments
Victoria’s Secret Transaction
On February 20, 2020, we and Sycamore entered into a definitive agreement that is intended to deliver long-term value to L Brands, Inc. shareholders by positioning Bath & Body Works as a standalone public company and transitioning Victoria's Secret, including business conducted under the Victoria's Secret and PINK brands and certain support functions, into a privately-held entity.
After taking into account certain liabilities, Sycamore will purchase a 55% interest in Victoria's Secret for approximately $525 million. We will retain a 45% interest in Victoria’s Secret to enable our shareholders to participate in the upside potential of the business. The transaction is expected to close in the second quarter of 2020, subject to customary closing conditions. We will report the results of Victoria's Secret as discontinued operations beginning in the first quarter of 2020.
Upon the Closing, Leslie H. Wexner will step down as Chief Executive Officer and Chairman of the Board to become Chairman Emeritus, remaining as a member of the Board. Andrew Meslow, Chief Executive Officer of Bath & Body Works, will be appointed by the Board as the Chief Executive Officer of L Brands, Inc. and as director of L Brands, Inc., effective upon the Closing. Sarah E. Nash, a member of the Board, will be appointed as the Chair of the Board effective upon the Closing.
Company Response to Coronavirus
We are closely monitoring the outbreak of respiratory illness caused by a novel coronavirus that was first detected in Wuhan, China and has since spread globally. The coronavirus has been declared by the World Health Organization to be a “pandemic,” has spread to many countries, including the U.S., and is impacting worldwide economic activity. A public health epidemic, including the coronavirus, poses the risk that we or our employees, contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Related industries in the U.S. and across the world may be adversely affected, including manufacturing and textile production. The situation and preventative or protective actions that governments around the world have taken to contain the spread of the coronavirus have resulted in a period of disruption, including closure of stores where our products are sold, limited store operating hours, reduced customer traffic and consumer spending, labor shortages and delays in manufacturing and shipping of products and raw materials in the U.S., China and other countries. To the extent the impact of the coronavirus continues or worsens, we may have difficulty obtaining the materials necessary for the manufacturing of our products, factories which produce our products may remain closed for sustained periods of time, and industry-wide shipment of products may be negatively impacted. Further, if the impact of the coronavirus continues or worsens, consumer behavior may be altered for an extended period of time which would impact our cash and liquidity and financial condition. The coronavirus and resulting economic disruption has also led to significant volatility in the capital markets and may adversely impact our stock price and ability to access cash. Any one adverse effect of the coronavirus, or a combination of adverse effects, could materially impact our results and financial condition.
Subsequent to February 1, 2020, we announced actions in response to the continued spread of the coronavirus.

On March 16, 2020, in an abundance of caution and as a proactive measure, we elected to borrow $950 million from our secured revolving credit facility ("Secured Revolving Facility"), leaving our availability under the Secured Revolving Facility at $22 million.
On March 17, 2020, we announced the temporary closure of all Bath & Body Works, Victoria’s Secret and PINK stores in the United States and Canada through March 29, 2020. Associates will continue to receive pay and benefits through April 4, 2020, which is one week longer than originally announced.
Based on the continued spread of the coronavirus and stay-at-home orders by government officials across the country, we are extending the closure of our stores beyond the initial March 29th date. As the situation continues to evolve rapidly, we are not currently able to predict the timing of store reopenings. However, we are monitoring the situation closely and will provide updates as appropriate. We continue to serve customers through our direct channels.
In an effort to further strengthen our financial flexibility and efficiently manage through the pandemic, we are proactively taking the following additional actions:

•	Suspending our quarterly cash dividend beginning in the second quarter of fiscal 2020. We remain committed to paying dividends over the long-term and will re-evaluate when appropriate.

•	Executing a substantial reduction in expenses and capital expenditures. This includes an ongoing reduction in forward inventory receipts.

•
Temporarily reducing base compensation by 20% for senior vice presidents and above.  The cash compensation of Chairman and CEO Leslie H. Wexner and other members of the Board of Directors has been suspended. Additionally, we are deferring annual merit increases.

•
Furloughing most store associates and those who are not currently working to support the online businesses or who cannot work from home, effective April 5, 2020 until further notice. All furloughed associates will continue to receive existing healthcare benefits. As circumstances change, we will make every effort to bring these associates back to work as soon as possible. Furloughed associates will also be able to apply for unemployment benefits, if eligible.

As of March 27, 2020, we currently have more than $2 billion in cash, which includes the $950 million borrowed under the Secured Revolving Facility on March 16, 2020.  Our Secured Revolving Facility has certain financial covenants, including a debt to consolidated EBITDA covenant, which may be breached as early as the end of the fiscal quarter ending May 2, 2020. If we were to violate a covenant, our lenders would have the right to accelerate our Secured Revolving Facility indebtedness, demand cash collateral in respect of the letters of credit issued thereunder and terminate the funding commitments available thereunder.  While we believe that we would be able to obtain temporary waivers for any such breach of a covenant to prevent an acceleration of our outstanding indebtedness or obtain a replacement credit facility, we cannot conclude with certainty that we would have the ability to obtain necessary waivers or negotiate less restrictive debt covenants with our lenders. We are in active conversations with the lenders under our credit facility to obtain a replacement credit facility that does not contain a debt to consolidated EBITDA financial covenant or a temporary waiver in respect of such financial covenant in our existing Secured Revolving Facility. We believe that our current cash balance, along with the actions taken as outlined above, provides us with sufficient current liquidity.
These recent developments could have a material adverse effect on our results of operations, financial condition and cash flows.  Additional information on this risk and other uncertainties and factors, is set forth in Item 1A. Risk Factors.
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
Three Limited Parkway
Columbus, Ohio 43230

ITEM 1A. RISK FACTORS.
We caution that any forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) contained in this report or made by our company or our management involve risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. Accordingly, our future performance and financial results may differ materially from those expressed or implied in any such forward-looking statements. Words such as “estimate,” “project,” “plan,” “believe,” “expect,” “anticipate,” “intend,” “planned,” “potential” and any similar expressions may identify forward-looking statements. Risks associated with the following factors, among others, in some cases have affected and in the future could affect our financial performance and actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements included in this report or otherwise made by our company or our management:

•
general economic conditions, consumer confidence, consumer spending patterns and market disruptions including severe weather conditions, natural disasters, significant health hazards or pandemics, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;

•	the seasonality of our business;

•
the risk that the transactions contemplated (the “VS Transaction”) by the transaction agreement dated as of February 20, 2020 between us and SP VS Buyer LP (the “Transaction Agreement”) are not consummated, including the risk that required regulatory approvals for the VS Transaction may not be obtained;

•	difficulties arising from business uncertainties and contractual restrictions while the VS Transaction is pending;

•	difficulties arising from turnover in company leadership or other key positions;

•	our ability to attract, develop and retain qualified associates and manage labor-related costs;

•	liabilities arising from divested businesses;

•	the dependence on mall traffic and the availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand internationally and related risks;

•	our independent franchise, license and wholesale partners;

•	our direct channel businesses;

•	our ability to protect our reputation and our brand images;

•	our ability to attract customers with marketing, advertising and promotional programs;

•	our ability to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry and the segments in which we operate;

•	consumer acceptance of our products and our ability to manage the life cycle of our brands, keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our ability to source, distribute and sell goods and materials on a global basis, including risks related to:

•	political instability, environmental hazards or natural disasters;

•	significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

•	duties, taxes and other charges;

•	legal and regulatory matters;

•	volatility in currency exchange rates;

•	local business practices and political issues;

•	potential delays or disruptions in shipping and transportation and related pricing impacts;

•	disruption due to labor disputes; and

•	changing expectations regarding product safety due to new legislation;

•	our geographic concentration of vendor and distribution facilities in central Ohio;

•	fluctuations in foreign currency exchange rates;

•	stock price volatility;

•	our ability to pay dividends and related effects;

•	our ability to maintain our credit rating;

•	our ability to service or refinance our debt;

•	shareholder activism matters;

•	the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;

•	fluctuations in product input costs;

•	our ability to adequately protect our assets from loss and theft;

•	fluctuations in energy costs;

•	increases in the costs of mailing, paper and printing;

•	claims arising from our self-insurance;

•	our ability to implement and maintain information technology systems and to protect associated data;

•	our ability to maintain the security of customer, associate, third-party or company information;

•	our ability to comply with laws and regulations or other obligations related to data privacy and security;

•	our ability to comply with regulatory requirements;

•	legal and compliance matters; and

•	tax, trade and other regulatory matters.
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
Our net sales, profit results and cash flows are sensitive to, and may be affected by, general economic conditions, consumer confidence, spending patterns, weather, significant health hazards or pandemics or other market disruptions.
Our net sales, profit, cash flows and future growth may be affected by negative local, regional, national or international political or economic trends or developments that reduce the consumers’ ability or willingness to spend, including the effects of national and international security concerns such as war, terrorism or the threat thereof. In addition, market disruptions due to natural disasters, significant health hazards or pandemics, or other major events or the prospect of these events could also impact consumer spending and confidence levels. Extreme weather conditions in the areas in which our stores are located, particularly in markets where we have multiple stores, could adversely affect our business. Purchases of women’s intimate and other apparel, beauty and personal care products and accessories often decline during periods when economic or market conditions are unsettled or weak. In such circumstances, we may increase the number of promotional sales, which could have a material adverse effect on our results of operations, financial condition and cash flows.
We are closely monitoring the outbreak of respiratory illness caused by a novel coronavirus that was first detected in Wuhan, China and has since spread globally. The coronavirus has been declared by the World Health Organization to be a “pandemic,” has spread to many countries, including the U.S., and is impacting worldwide economic activity. A public health epidemic, including the coronavirus, poses the risk that the we or our employees, contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Related industries in the U.S. and across the world may be adversely effected, including manufacturing and textile production. The situation and preventative or protective actions that governments around the world have taken to contain the spread of the coronavirus have resulted in a period of disruption, including closure of stores where our products are sold, limited store operating hours, reduced customer traffic and consumer spending, labor shortages or the extended furlough of our employees and delays in manufacturing and shipping of products and raw materials in the U.S., China and other countries. To the extent the impact of the coronavirus continues or worsens, we may have difficulty obtaining the materials necessary for the manufacturing of our products, factories which produce our products may remain closed for sustained periods of time, and industry-wide shipment of products may be negatively impacted. Further, if the impact of the coronavirus continues or worsens, consumer behavior may be altered for an extended period of time which would impact our cash and liquidity and financial condition. The coronavirus and resulting economic disruption has also led to significant volatility in the capital markets and may adversely impact our stock price and ability to access cash. Any one adverse effect of the coronavirus, or a combination of adverse effects, could materially impact our results and financial condition. Our actual results could differ materially from our guidance due to this risk, and other uncertainties and factors.
Recently, the decision by the U.K. to leave the European Union (commonly referred to as “Brexit”) has increased the uncertainty in the economic and political environment in Europe. Ongoing uncertainty remains as to what kind of post-Brexit agreement between the U.K. and the European Union, if any, may be approved by the U.K. parliament. Our business in the U.K. may be adversely impacted by this uncertainty, fluctuations in currency exchange rates, changes in trade policies, or changes in labor, immigration, tax or other laws.
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
We have entered into an agreement pursuant to which we will transfer certain assets and liabilities relating to our business conducted under the Victoria’s Secret and PINK brands (the “Victoria’s Secret Business”) to a newly formed subsidiary (“Victoria’s Secret Holdco”) and sell 55% of the equity interests of Victoria’s Secret Holdco to an affiliate of Sycamore Partners Management, L.P. (“Sycamore”). The proposed VS Transaction involves risks, including risks that the proposed transaction may not be completed on the currently contemplated timeline, or at all, and may not achieve the intended benefits.
The VS Transaction is expected to close in the second quarter of 2020, subject to customary closing conditions, including; (1) the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended, (2) the receipt of approval under the Competition Act of Canada, (3) the absence of any applicable law, injunction or other judgment that prohibits the closing, and (iv) the completion of certain restructuring transactions. In addition, each of our and Sycamore’s obligation to complete the VS Transaction is subject to, among other things, the accuracy of the other party’s representations and warranties in the Transaction Agreement (subject in most cases to “material” and “material adverse effect” qualifications), and the other party’s compliance with its covenants and agreements in the Transaction Agreement in all material respects. The Transaction Agreement provides that we or Sycamore may choose not to proceed with the VS Transaction if the VS Transaction has not been completed by August 20, 2020, which date may be extended by either party to November 20, 2020 under certain circumstances where the restructuring transactions have not been completed pending governmental approvals.
The satisfaction of the required conditions could delay the consummation of the proposed transaction with Sycamore or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the proposed transaction will be satisfied or waived or that the proposed transaction will be consummated. With respect to regulatory approvals, there can be no assurance that the required regulatory approvals will be received in a timely manner or at all, or that such approvals will not contain adverse conditions. Failure to consummate the proposed transaction in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and its financial condition, results of operations and cash flows.
Assuming the VS Transaction is completed, there can be no assurance that we will be able to realize the anticipated value and benefits therefrom, and the VS Transaction may adversely affect our business. The proposed transaction will result in a smaller, less diversified and more narrowly focused business than before the VS Transaction, which makes us more vulnerable to changing market and economic conditions. Additionally, a potential loss of synergies from separating the businesses could negatively impact our balance sheet, profit margins or earnings, and the price of our common stock may not be equal to or greater than the value of our common stock had the VS Transaction not occurred. If we fail to achieve some or all of the benefits that we expect to achieve as a result of the VS Transaction, or do not achieve them in the time we expect, our results of operations and financial condition could be materially adversely affected.
We will be subject to business uncertainties and contractual restrictions while the VS Transaction is pending.
Uncertainty about the effect of the VS Transaction on employees, commercial partners and vendors may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause commercial partners, vendors and others that deal with us to defer or decline entering into contracts with us or seek to change existing business relationships with us. Certain of our contracts contain restrictions that may give rise to a right of termination or cancellation in connection with the VS Transaction. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of the VS Transaction, our business could be harmed. Furthermore, the Transaction Agreement contains restrictions on our ability take certain actions relating to the Victoria’s Secret Business outside the ordinary course of business prior to the closing, which may delay or prevent us from undertaking certain actions or business opportunities that may arise prior to the closing.
Turnover in company leadership or other key positions may have an adverse impact on company performance.
Upon the consummation of the VS Transaction, our current Chief Executive Officer ("CEO") will step down and a new CEO will be appointed. Leslie H. Wexner will step down from his position as our CEO and Chairman of the Board after leading the company for more than five decades. Mr. Wexner will remain a member of the Board as Chairman Emeritus. Andrew Meslow, the current Chief Executive Officer of Bath & Body Works, will become our new CEO and will be appointed as a member of the Board. Sarah E. Nash, a member of the Board, will be appointed as the Chair of the Board, effective upon Closing. Additionally, current lead independent director Allan Tessler, as well as directors Gordon Gee and Raymond Zimmerman, will retire as of the date of the annual meeting, and upon Mr. Tessler's retirement, Ms. Nash will serve as lead independent director. Such leadership transitions can be inherently difficult to manage, and an inadequate transition of our CEO may cause disruption to our business, including to our relationships with vendors and employees.
We may well experience further changes in key leadership or key positions in the future. The departure of key leadership personnel, especially a long-serving CEO, can take from the company significant knowledge and experience. This loss of knowledge and experience can be mitigated through successful hiring and transition, but there can be no assurance that we will be successful in such efforts. Attracting and retaining qualified senior leadership may be more challenging under adverse business conditions. Failure to attract and retain the right talent, or to smoothly manage the transition of responsibilities resulting from such turnover, would affect our ability to meet our challenges and may cause us to miss performance objectives or financial targets or disrupt our relationships with our customers.
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
Retained or contingent liabilities from businesses that we divest could adversely affect our financial results. Our continued involvement with Victoria’s Secret Holdco is also subject to various arrangements, and conditions outside of our control could affect our future results.
In the fourth quarter of 2018, we completed the sale of La Senza to an affiliate of Regent LP, a global private equity firm, and in the first quarter of 2020, we signed a Transaction Agreement with Sycamore to effect the VS Transaction. As a result of the La Senza divestiture and upon the consummation of the VS Transaction, we may incur unexpected contingent liabilities, including with respect to leases assumed by the buyer. Our divestiture activities may also present financial and operational risks. Those risks may include difficulties separating personnel, financial and other systems, and indemnities and potential disputes with the buyer of La Senza and/or Victoria’s Secret Holdco. Any of these factors could adversely affect our financial condition and results of operations. In addition, we will continue to have financial involvement with Victoria’s Secret Holdco after the closing, including through our 45% interest in Victoria’s Secret Holdco, transition services agreements and guarantees.

Under these arrangements, performance by Victoria’s Secret Holdco or other conditions outside of our control could affect our future results.
Our net sales depend on a volume of traffic to our stores and the availability of suitable lease space.
Most of our stores are located in retail shopping areas including malls and other types of retail centers. Sales at these stores are derived, in part, from the volume of traffic in those retail areas. Our stores benefit from the ability of the retail center and other attractions in an area, including “destination” retail stores, to generate consumer traffic in the vicinity of our stores. Sales volume and retail traffic may be adversely affected by factors that we cannot control, such as economic downturns or changes in consumer demographics in a particular area, consumer trends away from brick-and-mortar retail toward online shopping, competition from internet and other retailers and other retail areas where we do not have stores, significant health hazards or pandemics, the closing of other stores or the decline in popularity or safety in the shopping areas where our stores are located and the deterioration in the financial condition of the operators or developers of the shopping areas in which our stores are located.
Part of our future growth is significantly dependent on our ability to operate stores in desirable locations with capital investment and lease costs providing the opportunity to earn a reasonable return. We cannot be sure as to when or whether such desirable locations will become available at reasonable costs. Some of our store locations require significant upfront capital investment and have material lease commitments. Additionally, we are dependent upon the suitability of the lease spaces that we currently use. The leases that we enter into are generally noncancelable leases with initial terms of 10 years. If we determine that it is no longer economical to operate a store and decide to close it, we may remain obligated under the applicable lease for, among other things, payment of the base rent for the balance of the lease term.
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
We intend to further expand into international markets, including mainland China, through partner arrangements and/or company-owned stores. The risks associated with our expansion into international markets include difficulties in attracting customers due to a lack of customer familiarity with our brands, our lack of familiarity with local customer preferences and seasonal differences in the market. Any of these difficulties may lead to disruption in the overall timing of our international expansion efforts or increased costs. Further, entry into other markets may bring us into competition with new competitors or with existing competitors with an established market presence. Other risks include general economic conditions in specific countries or markets, volatility in the geopolitical landscape, restrictions on the repatriation of funds held internationally, disruptions or delays in shipments, occurrence of significant health hazards or pandemics, changes in diplomatic and trade relationships, political instability and foreign governmental regulation. For example, in December 2019, a strain of coronavirus was reported to have surfaced in Wuhan, China, resulting in temporary store closures and a decrease in consumer traffic in China. To date, this virus has begun to spread globally. We expect the coronavirus to negatively impact our results of operations, particularly in the Greater China business, and our plans for expansion in China, though the extent and duration of this impact remain uncertain. To the extent the impact of the coronavirus continues or worsens, we may have difficulty obtaining the materials necessary for the manufacturing of our products, factories which produce our products may remain closed for sustained periods of time and industry-wide shipment of products may be negatively impacts. Such expansions will also have upfront investment costs that may not be accompanied by sufficient revenues to achieve typical or expected operational and financial performance.
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
Failure to comply with or the perception that the Company has failed to comply with ethical, social, product, labor and environmental standards, or related political considerations, could also jeopardize our reputation and potentially lead to various adverse consumer actions, including boycotts. Failure to comply with local laws and regulations, to maintain an effective system of internal controls, to maintain the security of customer, associate, third-party or company information or to provide accurate and timely financial statement information could also hurt our reputation. Damage to our reputation or loss of consumer confidence for any of these or other reasons could have a material adverse effect on our results of operations, financial condition and cash flows, as well as require additional resources to rebuild our reputation.
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
We also face a variety of other risks generally associated with doing business on a global basis. For example:

•	political instability, environmental hazards or natural disasters which could negatively affect international economies, financial markets and business activity;

•	significant health hazards or pandemics, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

•	imposition of new or retaliatory trade duties, sanctions or taxes and other charges on imports or exports;

•	evolving, new or complex legal and regulatory matters;

•	volatility in currency exchange rates;

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
For example, the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, China has led to work and travel restrictions within, to, and out of mainland China, which in turn has led to delays in textile mill and factory openings, and delays in workers returning, following the Chinese New Year holiday. To date, this virus has begun to spread globally, and various governments have either enforced further restrictions or have begun pondering taking action soon. These restrictions and delays, which may further expand depending on the progression of the illness, may make it difficult for our suppliers to source raw materials in China, manufacture finished goods in China and export our products from China. Additionally, our suppliers throughout Asia source a significant amount of fabric from China. If the severity and reach of the coronavirus outbreak increases, there may be significant and material disruptions to our supply chain and operations, and delays in the manufacture and shipment of our products, which may then have a material adverse effect on our results of operations. Our future performance will depend upon these and the other factors listed above, which are beyond our control, and the occurrence or deepening impact of one or more of these events could have a material adverse effect on our results of operations, financial condition and cash flows.
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

On March 27, 2020, our Board of Directors announced that it planned to suspend our annual ordinary dividend, beginning with the quarterly dividend to be paid in our second fiscal quarter in 2020. There can be no assurance if, when and at what level our Board of Directors may resume making dividend payments.
On March 27, 2020, our Board of Directors announced that it planned to suspend our annual ordinary dividend, beginning with the quarterly dividend to be paid in our second fiscal quarter in 2020. While we remain committed to paying dividends over the long-term and will re-evaluate when appropriate, there can be no assurance if, when and at what level our Board of Directors may resume making dividend payments. Our dividend program requires the use of a portion of our cash flow. Our ability to pay dividends depends on our ability to generate sufficient cash flows from operations in the future. This ability is subject to certain economic, financial, competitive and other factors that are beyond our control. Our failure to pay dividends may negatively impact our stock price.
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
If we breach covenants in our Secured Revolving Facility, our ability to service or refinance our debt as well as our financial stability may be impacted.
We currently have substantial indebtedness. Our Secured Revolving Facility contains covenants which require maintenance of certain financial ratios and also, under certain conditions, restrict our ability to pay dividends, repurchase common shares and make other restricted payments as defined in the agreement. Our cash flow from operations provides the primary source of funds for our debt service payments. If our cash flow from operations declines, we may be unable to service or refinance our current debt, or make certain restricted payments as defined in our Secured Revolving Facility. If we fail to comply with any covenant, including our financial maintenance covenants, it could result in an event of default and our lenders could terminate the commitments under our Secured Revolving Facility as well as certain foreign borrowing facilities and make the entire debt incurred thereunder immediately due and payable or we may be forced to sell assets, restructure our indebtedness or seek additional equity capital, which would dilute our stockholders’ interests. In particular, as of March 27, 2020, we currently have more than $2 billion in cash, which includes the $950 million borrowed under the Secured Revolving Facility on March 16, 2020. However, our Secured Revolving Facility has certain financial covenants, including a debt to consolidated EBITDA covenant, which may be breached as early as the end of the fiscal quarter ending May 2, 2020. We are in active conversations with our lenders regarding a temporary waiver in respect of such financial covenant or the possibility of entering into a replacement credit facility without a similar covenant. If we are unable to obtain a temporary waiver for that anticipated covenant breach or to obtain a replacement credit facility without a similar covenant, our lenders would have the right to accelerate our Secured Revolving Facility indebtedness, demand cash collateral in respect of the letters of credit issued thereunder and terminate the funding commitments available thereunder. If this occurs, we might not be able to repay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.
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
Our success depends, in part, on the secure and uninterrupted performance of our information technology systems. Our information technology systems, as well as those of our service providers, are vulnerable to damage from a variety of sources, including telecommunication failures, malicious human acts and natural disasters. Moreover, despite maintaining comprehensive measures, some of our systems, e-commerce environments, servers and those of our service providers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Additionally, these types of problems could result in a breach of confidential customer, merchandise, financial, employee or other important information (including personal information) which could result in damage to our reputation and/or litigation. The increased use of smartphones, tablets and other mobile devices may also heighten these and other operational risks. Despite the precautions we have taken, unanticipated problems may nevertheless cause failures in our information technology systems.

Sustained or repeated system disruptions that interrupt our ability to process orders and deliver products to the stores, impact our customers’ ability to access our websites in a timely manner or expose confidential customer information, merchandise, financial or other important information (including personal information) could have a material adverse effect on our results of operations, financial condition and cash flows.
In addition, from time to time, we make hardware, software and code modifications and upgrades to our information technology systems for point-of-sale, e-commerce, merchandising, planning, sourcing, logistics, inventory management and support systems including human resources and finance. Modifications involve replacing existing systems with successor systems, making changes to existing systems or acquiring new systems with new functionality. We are aware of inherent risks associated with replacing these systems, including not accurately capturing data and system disruptions. Information technology system disruptions, if not anticipated and appropriately mitigated, could have a material adverse effect on our operations, financial condition and cash flows.
Any significant compromise or breach of our data security, including the security of customer, associate, third-party or company information, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
In the operation of our business, we collect, use, transmit and otherwise process a large volume of personal and other confidential, proprietary and sensitive information. Information systems are susceptible to an increasing threat of continually evolving cybersecurity risks. Any significant compromise or breach of our data security, media reports about such an incident, whether accurate or not, or our failure to make adequate or timely disclosures to the public or law enforcement agencies following any such event, whether due to delayed discovery or a failure to follow existing protocols, could significantly damage our reputation with our customers, associates, investors and other third parties, cause the disclosure of personal, confidential, proprietary or sensitive customer, associate, third-party or company information, cause interruptions to our operations and distraction to our management, cause our customers to stop shopping with us and result in significant legal, regulatory and financial liabilities and lost revenues.
While we train our associates and have implemented systems, processes and confidential security measures to protect our physical facilities and information technology systems against unauthorized access and prevent data loss, there is no guarantee that these procedures are adequate to safeguard against all data security breaches. Despite these measures, we may be vulnerable to targeted or random security breaches, phishing attacks, denial of service attacks, acts of vandalism, computer viruses, malware, ransomware, misplaced or lost data, programming and/or human errors or similar events. Our systems and facilities are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, third-party service providers and other third parties with otherwise legitimate access to our systems, website or facilities. Furthermore, because the methods of cyber-attack and deception change frequently, are increasingly complex and sophisticated, and can originate from a wide variety of sources, including nation-state actors, despite our reasonable efforts to ensure the integrity of our systems and website, it is possible that we may not be able to anticipate, detect, appropriately react and respond to, or implement effective preventative measures against, all cybersecurity incidents.
In addition to our own systems, networks and databases, we use third-party service providers to store, transmit and otherwise process certain of this information on our behalf. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any cybersecurity incident attributed to our service providers as they relate to the information we share with them or to which they are granted access. Although we contractually require these service providers to implement and use reasonable security measures, we cannot control third parties and cannot guarantee that a security breach will not occur in their systems.
We may be required to expend significant capital and other resources to protect against, respond to, and recover from any potential, attempted, or existing cybersecurity incidents. As cybersecurity incidents continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, our remediation efforts may not be successful. The inability to implement, maintain and upgrade adequate safeguards could have a material adverse effect on our results of operations, financial condition and cash flow. Moreover, there could be public announcements regarding any cybersecurity incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock.
While we currently maintain cybersecurity insurance, such insurance may not be sufficient in type or amount to cover us against claims related to breaches, failures or other data security-related incidents, and we cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our results of operations, financial condition and cash flows.
Changes in laws or regulations relating to data privacy and security, or any actual or perceived failure by us to comply with such laws and regulations, or contractual or other obligations relating to data privacy and security, could have a material adverse effect on our reputation, results of operations, financial condition and cash flows.
We are, and may increasingly become, subject to various laws and regulations, as well as contractual obligations, relating to data privacy and security in the jurisdictions in which we operate. The regulatory environment related to data privacy and security is increasingly rigorous, with new and constantly changing requirements applicable to our business, and enforcement practices are likely to remain uncertain for the foreseeable future. These laws and regulations may be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible that they will be interpreted and applied in ways that may have a material adverse effect on our results of operations, financial condition and cash flows.
In the U.S., various federal and state regulators, including governmental agencies like the Consumer Financial Protection Bureau and the Federal Trade Commission, have adopted, or are considering adopting, laws and regulations concerning personal information and data security. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the California Consumer Privacy Act (“CCPA”), which increases privacy rights for California residents and imposes obligations on companies that process their personal information, went into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers and provide such consumers new data protection and privacy rights, including the ability to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. In addition, laws in all 50 U.S. states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. State laws are changing rapidly and there is discussion in Congress of a new comprehensive federal data privacy law to which we would become subject if it is enacted.
We are subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the E.U. General Data Protection Regulation (“GDPR”), which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning the consent and rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater.
All of these evolving compliance and operational requirements impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training associates and engaging consultants, which are likely to increase over time. In addition, such requirements may require us to modify our data processing practices and policies, distract management or divert resources from other initiatives and projects, all of which could have a material adverse effect on our results of operations, financial condition and cash flows. Any failure or perceived failure by us to comply with any applicable federal, state or similar foreign laws and regulations relating to data privacy and security could result in damage to our reputation and our relationship with our customers, as well as proceedings or litigation by governmental agencies or customers, including class action privacy litigation in certain jurisdictions, which would subject us to significant fines, sanctions, awards, penalties or judgments, all of which could have a material adverse effect on our results of operations, financial condition and cash flows.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
The following table provides the location, use and size of our distribution, corporate and product development facilities as of February 1, 2020:

Location	Use	Approximate Square Footage
Columbus, Ohio area	Corporate, distribution and shipping	6,938,000
New York	Office, sourcing and product development/design	495,000
Kettering, Ohio	Call center	94,000
Hong Kong	Office and sourcing	60,000
Mainland China	Office	36,000
Canada	Office	21,000
Various international locations	Office and sourcing	153,000

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
As of February 1, 2020, we operate 2,690 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the U.S. A substantial portion of these lease commitments consists of store leases generally with an initial term of 10 years. The store leases expire at various dates between 2020 and 2033.
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
As of February 1, 2020, we operate 140 retail stores located in leased facilities, primarily in malls and shopping centers, throughout the Canadian provinces. These lease commitments consist of store leases with initial terms of 5 to 10 years expiring on various dates between 2020 and 2030.
United Kingdom / Ireland
As of February 1, 2020, we operate 26 retail stores in leased facilities in the U.K. and Ireland. These lease commitments consist of store leases with initial terms ranging from 10 to 35 years expiring on various dates between 2021 and 2045.
Greater China
We lease offices in Shanghai, Shenzhen and Hong Kong within Greater China.
As of February 1, 2020, we operate 64 retail stores in leased facilities in Greater China. These lease commitments consist of store leases with initial terms ranging from 3 to 15 years expiring on various dates between 2020 and 2032.
Other International
As of February 1, 2020, we also have global representation through stores operated by our partners:

•	360 Victoria’s Secret Beauty and Accessories stores in 68 countries;

•	278 Bath & Body Works stores in more than 30 countries;

•	72 Victoria's Secret stores in 28 countries; and

•	12 PINK stores in 5 countries.
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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that we made false and/or misleading statements relating to the November 2018 announcement that we were reducing our quarterly dividend. In September 2019, a different plaintiff shareholder filed a second putative class action complaint in the U.S. District Court for the Southern District of Ohio containing substantially the same allegations and seeking substantially the same relief.  In October 2019, the Court issued an order consolidating the two putative class actions, appointing a lead plaintiff, and approving that lead plaintiff’s selection of lead counsel.  The lead plaintiff filed a consolidated amended complaint on December 20, 2019 that asserted substantially the same allegations and sought substantially the same relief as the initial complaint.  We filed a motion to dismiss the consolidated amended complaint on February 18, 2020.  The lead plaintiff must file any opposition to our motion to dismiss no later than May 4, 2020.  Our reply brief in further support of our motion to dismiss is due on June 3, 2020.  We view this lawsuit as meritless and intend to defend against this lawsuit vigorously.

On February 19, 2020, a plaintiff shareholder filed a complaint in the U.S. District Court for the Southern District of Ohio alleging derivative claims on behalf of L Brands, Inc. against certain current and former directors and officers of L Brands, Inc.  We were named as nominal defendant.  The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment in connection with alleged misstatements about our quarterly dividend prior to the announced reduction of the dividend in November 2018. We intend to seek dismissal of the lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock (“LB”) is traded on the NYSE. As of February 1, 2020, there were approximately 34,000 shareholders of record. However, including active associates who participate in our stock purchase plan, associates who own shares through our sponsored retirement plans and others holding shares in broker accounts under street names, we estimate the shareholder base to be approximately 138,000.
The following table provides our quarterly market prices and cash dividends per share for 2019 and 2018:

	Market Price		Cash Dividend per Share
	High	Low
2019
Fourth quarter	$23.63	$15.80	$0.30
Third quarter	24.09	15.82	0.30
Second quarter	28.02	21.45	0.30
First quarter	29.02	24.73	0.30
2018
Fourth quarter	$38.00	$23.71	$0.60
Third quarter	33.97	25.89	0.60
Second quarter	38.14	30.42	0.60
First quarter	51.13	33.88	0.60

In February 2020, our Board of Directors declared our first quarter of 2020 dividend of $0.30 per share. This dividend was distributed on March 6, 2020 to shareholders of record at the close of business on February 21, 2020.

The following graph shows the changes, over the past five-year period, in the value of $100 invested in our common stock, the Standard & Poor’s ("S&P") 500 Composite Stock Price Index and the Standard & Poor’s 500 Retail Composite Index.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN (a) (b) (c)
AMONG L BRANDS, INC., THE S&P 500 INDEX AND THE S&P 500 RETAIL COMPOSITE INDEX
_______________

(a)	This table represents $100 invested in stock or in index at the closing price on January 31, 2015, including reinvestment of dividends.

(b)	The January 28, 2017 cumulative total return includes the $2 special dividend in March 2016.

(c)	The January 30, 2016 cumulative total return includes the $2 special dividend in March 2015.
The following table provides our repurchases of our common stock during the fourth quarter of 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
November 2019	20	$17.17	—	$78,677
December 2019	5	18.26	—	78,677
January 2020	8	22.91	—	78,677
Total	33		—
 ________________

(a)
The total number of shares repurchased includes shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 19 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	February 1, 2020	February 2, 2019	February 3, 2018 (a)	January 28, 2017	January 30, 2016
Summary of Operations	(in millions)
Net Sales	$12,914	$13,237	$12,632	$12,574	$12,154
Gross Profit	4,450	4,899	4,959	5,125	5,204
Operating Income (b)	258	1,237	1,728	2,003	2,192
Net Income (Loss) (c)	(366)	644	983	1,158	1,253
	(as a percentage of net sales)
Gross Profit	34.5%	37.0%	39.3%	40.8%	42.8%
Operating Income	2.0%	9.3%	13.7%	15.9%	18.0%
Net Income (Loss)	(2.8%)	4.9%	7.8%	9.2%	10.3%

Per Share Results
Net Income (Loss) Per Basic Share	$(1.33)	$2.33	$3.46	$4.04	$4.30
Net Income (Loss) Per Diluted Share	$(1.33)	$2.31	$3.42	$3.98	$4.22
Dividends Per Share	$1.20	$2.40	$2.40	$4.40	$4.00
Weighted Average Diluted Shares Outstanding (in millions)	276	279	287	291	297

Other Financial Information	(in millions)
Cash and Cash Equivalents	$1,499	$1,413	$1,515	$1,934	$2,548
Total Assets (d)	10,125	8,090	8,149	8,170	8,493
Working Capital (d)	873	1,274	1,262	1,451	2,281
Net Cash Provided by Operating Activities	1,236	1,377	1,406	1,990	2,027
Capital Expenditures	458	629	707	990	727
Long-term Debt	5,487	5,739	5,707	5,700	5,715
Other Long-term Liabilities (d)	490	1,004	924	831	904
Shareholders’ Equity (Deficit)	(1,499)	(869)	(753)	(729)	(259)

Comparable Sales Increase (Decrease) (e)	(1%)	3%	(3%)	2%	5%
Comparable Store Sales Increase (Decrease) (e)	(3%)	(1%)	(4%)	1%	5%
Return on Average Assets (d)	(4%)	8%	12%	14%	16%
Current Ratio (d)	1.4	1.6	1.6	1.7	2.2

Stores and Associates at End of Year
Number of Stores (f)	2,920	2,943	3,075	3,074	3,005
Selling Square Feet (in thousands) (f)	12,258	12,396	12,656	12,395	11,902
Number of Associates	94,400	88,900	93,200	93,600	87,900
 ________________

(a)	The fiscal year ended February 3, 2018 ("2017") represents a 53-week fiscal year.

(b)	Operating income includes the effect of the following special items:

(i)	In 2019, a $720 million impairment charge related to Victoria's Secret goodwill and a $253 million charge related to the impairment of certain Victoria's Secret long-lived store assets.

(ii)	In 2018, a $99 million loss on the sale of La Senza, an $81 million charge related to the impairment of certain Victoria's Secret long-lived store assets and $20 million of Henri Bendel closure costs.

(iii)	In 2016, a $35 million charge related to strategic actions at Victoria's Secret, including severance charges, fabric cancellations and the write-off of catalogue paper.

(c)	In addition to the special items previously discussed in (b), net income (loss) includes the effect of the following special items:

(i)
In 2019, a $30 million loss associated with the early extinguishment of notes maturing between 2020 and 2022, and $28 million of charges to increase reserves related to ongoing contingent obligations for the La Senza business.

(ii)	In 2017, a $92 million tax benefit related to changes in U.S. tax legislation partially offset by a $29 million loss associated with the early extinguishment of our 2019 Notes.

(iii)
In 2016, a $70 million gain related to a $124 million cash distribution from Easton Town Center, LLC, a $42 million tax benefit related to the favorable resolution of a discrete income tax matter, partially offset by a $22 million loss associated with the early extinguishment of our 2017 Notes.

(iv)	In 2015, a $69 million gain related to the divestiture of our remaining ownership interest in our third-party apparel sourcing business.
For additional information on these special items, see the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
The effect of the special items described in (b) and (c) above decreased earnings per share by $3.62 and $0.51 in 2019 and 2018, respectively, and increased earnings per share by $0.22 in 2017, and $0.23 in 2016 and 2015.

(d)	The 2019 amounts reflect our adoption of Accounting Standards Codification ("ASC") 842, Leases, in the first quarter of 2019.

(e)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2019, 2018, 2016, and 2015 were calculated on a 52-to-52-week basis, and the percentage change in comparable sales for 2017 was calculated on a 53-to-53-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(f)	Number of stores and selling square feet excludes independently owned Victoria's Secret Beauty and Accessories, Victoria's Secret, PINK, Bath & Body Works and La Senza stores operated by our partners.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") as codified in the Accounting Standards Codification. The following information should be read in conjunction with our financial statements and the related notes included in Item 8. Financial Statements and Supplementary Data.
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
Executive Overview
Beginning in 2018, we began making significant changes in our business to focus resources on core categories to enhance performance and accelerate growth. In 2018, these actions included:

•	Closing Henri Bendel;

•	Selling the La Senza business; and

•	Reducing our regular dividend.
Further, on February 20, 2020, we announced the sale of 55% of the Victoria's Secret business to Sycamore for proceeds of approximately $525 million. The transaction is designed to best position our brands for long-term success and drive shareholder value, and we believe this transaction will highlight the value and performance of the standalone Bath & Body Works business, enhance management focus and reduce structural complexity.
We have a multi-year goal to grow Bath & Body Works and increase operating margins by focusing on these key business priorities:

•	Grow our business in North America;

•	Extend our brand internationally; and

•	Focus on the fundamentals of our business.
We also continue to focus on:

•	Attracting and retaining top talent;

•	Maintaining a strong cash and liquidity position while optimizing our capital structure; and

•	Returning value to our shareholders.
The following is a discussion regarding certain of our key business priorities:
Grow our business in North America
The core assortment of Bath & Body Works is body care, home fragrance products, soaps and sanitizers, which together make up the majority of sales and profits for the business. We see clear opportunities for substantial growth in these categories by focusing on product newness and innovation and expanding into under-penetrated market and price segments. We will continue to invest in the White Barn concept, which continues to yield strong results. In 2020, we plan to increase our square footage at Bath & Body Works North America through the opening of new Bath & Body Works stores, substantially in off-mall locations, and the remodeling of existing stores.
Our Bath & Body Works direct business, with over $950 million in sales and an operating margin in excess of 20%, grew sales by 32% over last year. We continue to invest in direct channel fulfillment to further accelerate growth.
Extend our brand internationally
We believe there is substantial opportunity for international growth. We have a separate, dedicated team that has taken a methodical, "test and learn" approach to expansion. We plan to expand our presence outside of North America by increasing the number of stores operated by our international partners. Our partners opened 43 net new Bath & Body Works stores in 2019, bringing the total in the Middle East, Latin America, Southeast Asia and Europe to 278 stores. Our partners plan to open additional stores in 2020.
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
2019 Overview
L Brands' overall financial performance in 2019 was below our expectations. Operating income declined as growth at Bath & Body Works was more than offset by declines at Victoria’s Secret. Our net sales decreased $323 million to $12.914 billion primarily driven by Victoria's Secret and the sale of La Senza and closure of Henri Bendel in the fourth quarter of 2018. Our operating income decreased $979 million to $258 million, primarily due to Victoria's Secret underperformance, and goodwill and long-lived store asset impairment charges. Our operating income rate decreased to 2.0% from 9.3%.
At Bath & Body Works, an aligned, experienced leadership team and strong customer response to our merchandise assortments, driven by a close connection to our customer and a fast and agile supply chain, resulted in another record year, on top of a record 2018. In 2019, Bath & Body Works’ comparable sales increased 10% and operating income increased 11%. Sales in the digital channel increased 32%. We ended the year with more than 800 newly remodeled stores, which include the White Barn store design. These stores present a new, compelling store experience for the brand and customers alike, driving sales growth.
Victoria’s Secret underperformed in 2019. Reduced traffic resulted in increased promotion that negatively impacted margin rates. Victoria’s Secret segment comparable sales declined 7% for the year, and operating income declined to a loss of $616 million, due to a $690 million goodwill impairment charge and sales and margin underperformance.
In Victoria’s Secret Lingerie, comparable sales declined in the high-single digit range in 2019, and the merchandise margin rate declined significantly. In the fourth quarter, we continued to pull back on promotional activity in bras, and while sales were down significantly, the merchandise margin rate was up. Sleepwear performance was below our expectations, with sales and merchandise margin rate down significantly to last year.
PINK comparable sales declined in the low-double digit range in 2019, and the merchandise margin rate declined significantly. Growth in bras and panties was more than offset by a decline in apparel, particularly in tops.
Victoria’s Secret Beauty had a good year and a solid holiday performance, with positive low-single digit comparable sales and an improvement in the merchandise margin rate.
Outside North America, we opened 59 net new stores in 2019, ending the year with 812 stores. Revenue in our international segment was about flat in 2019 compared to last year, and the operating loss increased by $199 million, primarily driven by store asset and goodwill impairment charges in Greater China.
For additional information related to our 2019 financial performance, see “Results of Operations – 2019 Compared to 2018.”
We are committed to returning value to our shareholders. During 2019, we paid $332 million in dividends. We use cash flow generated from operating and financing activities to fund our dividends and share repurchase programs. Since 2000, we have returned approximately $21 billion to shareholders through dividends and share repurchases.

Adjusted Financial Information

In addition to our results provided in accordance with GAAP above and throughout this Form 10-K, provided below are non-GAAP measurements which present operating income, net income and earnings per share in 2019, 2018 and 2017 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

(in millions, except per share amounts)	2019	2018	2017
Detail of Special Items included in Operating Income
Impairment of Goodwill (a)	$(720)	$—	$—
Victoria's Secret Long-lived Store Asset Impairment (b)	(253)	(81)	—
Loss on Divestiture of La Senza (c)	—	(99)	—
Henri Bendel Closure Costs (d)	—	(20)	—
Total Special Items included in Operating Income	$(973)	$(200)	$—

Detail of Special Items included in Other Income (Loss)
La Senza Charges (e)	(37)	—	—
Loss on Extinguishment of Debt (f)	(40)	—	(45)
Total Special Items included in Other Income (Loss)	$(77)	$—	$(45)

Detail of Special Items included in Provision for Income Taxes
Tax Benefit related to Changes in U.S. Tax Legislation (g)	$—	$—	$92
Tax Effect of Special Items included in Operating Income and Other Income (Loss)	46	58	16
Total Special Items included in Provision for Income Taxes	$46	$58	$108

Reconciliation of Reported Operating Income to Adjusted Operating Income
Reported Operating Income	$258	$1,237	$1,728
Special Items included in Operating Income	973	200	—
Adjusted Operating Income	$1,231	$1,437	$1,728

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income
Reported Net Income (Loss)	$(366)	$644	$983
Special Items included in Net Income (Loss)	1,004	142	(63)
Adjusted Net Income	$638	$786	$920

Reconciliation of Reported Earnings (Loss) Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings (Loss) Per Diluted Share	$(1.33)	$2.31	$3.42
Special Items included in Earnings (Loss) Per Diluted Share	3.62	0.51	(0.22)
Adjusted Earnings Per Diluted Share	$2.29	$2.82	$3.20
 ________________

(a)
In the fourth quarter of 2019, we recognized a $690 million pre-tax goodwill impairment charge ($687 million after-tax) related to the Victoria's Secret segment. In the third quarter of 2019, we recognized a $30 million goodwill impairment charge (no tax impact) related to the Victoria's Secret and Bath & Body Works International segment. For additional information see Note 9, "Goodwill and Trade Names" included in Item 8. Financial Statements and Supplementary Data.

(b)
In the fourth quarter of 2019, we recognized a $35 million pre-tax impairment charge ($30 million after-tax) related to Victoria's Secret long-lived store assets. In the third quarter of 2019, we recognized a $218 million pre-tax impairment charge ($200 million after-tax) related to Victoria's Secret long-lived store assets. In the third quarter of 2018, we recognized an $81 million pre-tax impairment charge ($73 million after-tax) related to Victoria's Secret long-lived store assets. For additional information see Note 7, "Property and Equipment, Net" included in Item 8. Financial Statements and Supplementary Data.

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

(e)
In the third quarter of 2019, we recognized $37 million of pre-tax charges ($28 million after-tax) to increase reserves related to ongoing contingent obligations for the La Senza business, which was sold in the fourth quarter of 2018. For additional information see Note 17, "Commitments and Contingencies" included in Item 8. Financial Statements and Supplementary Data.

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

2020 Outlook
On February 20, 2020, we announced the sale of 55% of the Victoria’s Secret business to Sycamore for proceeds of approximately $525 million. The transaction is the result of a comprehensive review of a broad range of options undertaken by our Board of Directors, with input from outside financial advisors, designed to best position our brands for long-term success and drive shareholder value. We believe this transaction will highlight the value and performance of the standalone Bath & Body Works business, enhance management focus and reduce structural complexity.
Additionally, we believe that a private entity structure creates the best environment for a Victoria’s Secret turnaround. We believe that Sycamore, which has substantial experience in the retail industry, will bring a new perspective and greater focus to the business. We are pleased that, by retaining a significant ownership stake, our shareholders will have the ability to meaningfully participate in the upside potential of this iconic brand.
Over the next several months, we will be reviewing the functional and corporate support required for the standalone Bath & Body Works business, with a view to simplify our existing structure, while recognizing that we will still be supporting the Victoria’s Secret businesses through a Transition Services Agreement with various terms for different services, which will minimize near-term dissynergies.
The management team, in conjunction with our Board, will also be evaluating the capital structure and cash priorities for the standalone Bath & Body Works business.
Upon the Closing, which is expected to occur in the second quarter, Leslie H. Wexner will step down as Chief Executive Officer and Chairman of the Board to become Chairman Emeritus, remaining as a member of the Board. Andrew Meslow, Chief Executive Officer of Bath & Body Works, will be appointed by the Board as the Chief Executive Officer of L Brands, Inc. and as a director of L Brands, Inc., effective upon the Closing. Sarah E. Nash, a member of the Board, will be appointed as the Chair of the Board effective upon the Closing.
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
We are closely monitoring the outbreak of respiratory illness caused by a novel coronavirus that was first detected in Wuhan, China and has since spread globally. The coronavirus has been declared by the World Health Organization to be a “pandemic,” has spread to many countries, including the U.S., and is impacting worldwide economic activity. A public health epidemic, including the coronavirus, poses the risk that we or our employees, contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Related industries in the U.S. and across the world may be adversely affected, including manufacturing and textile production. The situation and preventative or protective actions that governments around the world have taken to contain the spread of the coronavirus have resulted in a period of disruption, including closure of stores where our products are sold, limited store operating hours, reduced customer traffic and consumer spending, labor shortages and delays in manufacturing and shipping of products and raw materials in the U.S., China and other countries. To the extent the impact of the coronavirus continues or worsens, we may have difficulty obtaining the materials necessary for the manufacturing of our products, factories which produce our products may remain closed for sustained periods of time, and industry-wide shipment of products may be negatively impacted. Further, if the impact of the coronavirus continues or worsens, consumer behavior may be altered for an extended period of time which would impact our cash and liquidity and financial condition. The coronavirus and resulting economic disruption has also led to significant volatility in the capital markets and may adversely impact our stock price and ability to access cash. Any one adverse effect of the coronavirus, or a combination of adverse effects, could materially impact our results and financial condition.
These recent developments could have a material adverse effect on our results of operations, financial condition and cash flows.  Additional information on this risk and other uncertainties and factors, is set forth in Item 1A. Risk Factors.
Company-Owned Store Data
The following table compares 2019 company-owned store data to the comparable periods for 2018 and 2017:

				% Change
	2019	2018	2017	2019	2018
Sales per Average Selling Square Foot (a)
Victoria’s Secret U.S.	$684	$739	$784	(7%)	(6%)
Bath & Body Works U.S.	931	891	844	4%	6%
Sales per Average Store (in thousands) (a)
Victoria’s Secret U.S.	$4,455	$4,763	$5,003	(6%)	(5%)
Bath & Body Works U.S.	2,428	2,279	2,107	7%	8%
Average Store Size (selling square feet)
Victoria’s Secret U.S.	6,551	6,484	6,415	1%	1%
Bath & Body Works U.S.	2,631	2,585	2,532	2%	2%
Total Selling Square Feet (in thousands)
Victoria’s Secret U.S.	6,898	7,119	7,210	(3%)	(1%)
Bath & Body Works U.S.	4,306	4,185	4,032	3%	4%
 ________________

(a)
Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of year, of total square footage and store count, respectively.

The following table represents company-owned store data for 2019:

	Stores Operating at			Stores Operating at
	February 2, 2019	Opened	Closed	February 1, 2020
Victoria’s Secret U.S.	1,098	7	(52)	1,053
Victoria’s Secret Canada	45	—	(7)	38
Total Victoria's Secret	1,143	7	(59)	1,091
Bath & Body Works U.S.	1,619	38	(20)	1,637
Bath & Body Works Canada	102	1	(1)	102
Total Bath & Body Works	1,721	39	(21)	1,739
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories	38	10	(7)	41
Victoria's Secret Greater China	15	8	—	23
Total Victoria's Secret and Bath & Body Works International	79	18	(7)	90
Total L Brands Stores	2,943	64	(87)	2,920

The following table represents company-owned store data for 2018:

	Stores Operating at				Stores Operating at
	February 3, 2018	Opened	Closed	Sold (a)	February 2, 2019
Victoria’s Secret U.S.	1,124	3	(29)	—	1,098
Victoria’s Secret Canada	46	—	(1)	—	45
Total Victoria's Secret	1,170	3	(30)	—	1,143
Bath & Body Works U.S.	1,592	54	(27)	—	1,619
Bath & Body Works Canada	102	1	(1)	—	102
Total Bath & Body Works	1,694	55	(28)	—	1,721
Victoria's Secret U.K. / Ireland	24	2	—	—	26
Victoria's Secret Beauty and Accessories	29	13	(4)	—	38
Victoria's Secret Greater China	7	8	—	—	15
Total Victoria's Secret and Bath & Body Works International	60	23	(4)	—	79
Henri Bendel	27	—	(27)	—	—
La Senza U.S.	5	7	—	(12)	—
La Senza Canada	119	—	(1)	(118)	—
Total L Brands Stores	3,075	88	(90)	(130)	2,943
_______________
(a)    Relates to the divestiture of La Senza. For additional information see Note 5, "Restructuring Activities"
included in Item 8. Financial Statements and Supplementary Data.

The following table represents company-owned store data for 2017:

	Stores Operating at			Stores Operating at
	January 28, 2017	Opened	Closed	February 3, 2018
Victoria’s Secret U.S.	1,131	13	(20)	1,124
Victoria’s Secret Canada	46	2	(2)	46
Total Victoria's Secret	1,177	15	(22)	1,170
Bath & Body Works U.S.	1,591	32	(31)	1,592
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,693	32	(31)	1,694
Victoria's Secret U.K. / Ireland	18	6	—	24
Victoria's Secret Beauty and Accessories	31	4	(6)	29
Victoria's Secret Greater China	—	7	—	7
Total Victoria's Secret and Bath & Body Works International	49	17	(6)	60
Henri Bendel	29	—	(2)	27
La Senza U.S.	4	1	—	5
La Senza Canada	122	1	(4)	119
Total L Brands Stores	3,074	66	(65)	3,075

Noncompany-Owned Store Data
The following table represents noncompany-owned store data for 2019:

	Stores Operating at			Stores Operating at
	February 2, 2019	Opened	Closed	February 1, 2020
Victoria’s Secret Beauty & Accessories	383	24	(47)	360
Victoria's Secret	56	28	—	84
Bath & Body Works	235	47	(4)	278
Total	674	99	(51)	722
The following table represents noncompany-owned store data for 2018:

	Stores Operating at				Stores Operating at
	February 3, 2018	Opened	Closed	Sold (a)	February 2, 2019
Victoria’s Secret Beauty & Accessories	397	32	(46)	—	383
Victoria's Secret	37	19	—	—	56
Bath & Body Works	185	56	(6)	—	235
La Senza	194	2	(17)	(179)	—
Total	813	109	(69)	(179)	674
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

Results of Operations—2019 Compared to 2018
The following information summarizes our results of operations for 2019 compared to 2018.
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for 2019 in comparison to 2018:

			Operating Income (Loss) Rate
	2019	2018	2019	2018
	(in millions)
Victoria’s Secret	$(616)	$462	(9.1%)	6.3%
Bath & Body Works	1,191	1,077	23.0%	23.3%
Victoria's Secret and Bath & Body Works International	(236)	(37)	(39.3%)	(6.2%)
Other (a)	(81)	(265)	(23.9%)	(42.5%)
Total Operating Income	$258	$1,237	2.0%	9.3%
 ________________

(a)	Includes sourcing and corporate functions. Results for 2018 also include Henri Bendel and La Senza.
For 2019, operating income decreased $979 million to $258 million, and the operating income rate decreased to 2.0% from 9.3%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for 2019 in comparison to 2018:

	2019	2018	% Change
	(in millions)
Victoria’s Secret Stores (a)	$5,112	$5,628	(9%)
Victoria’s Secret Direct	1,693	1,747	(3%)
Total Victoria’s Secret	6,805	7,375	(8%)
Bath & Body Works Stores (a)	4,212	3,907	8%
Bath & Body Works Direct	958	724	32%
Total Bath & Body Works	5,170	4,631	12%
Victoria's Secret and Bath & Body Works International (b)	600	605	(1%)
Other (c)	339	626	(46%)
Total Net Sales	$12,914	$13,237	(2%)
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function. Results for 2018 also include store and direct sales for Henri Bendel and La Senza.
The following table provides a reconciliation of net sales for 2018 to 2019:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total

2018 Net Sales	$7,375	$4,631	$605	$626	$13,237
Comparable Store Sales	(461)	190	(46)	—	(317)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(55)	117	51	—	113
Divested/Closed Businesses	—	—	—	(316)	(316)
Foreign Currency Translation	(3)	(2)	(12)	—	(17)
Direct Channels	(57)	234	1	—	178
Private Label Credit Card	6	—	—	—	6
International Wholesale, Royalty and Other	—	—	1	29	30
2019 Net Sales	$6,805	$5,170	$600	$339	$12,914

The following table compares 2019 comparable sales to 2018:

	2019	2018
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(7%)	(2%)
Bath & Body Works (b)	10%	11%
Total Comparable Sales	(1%)	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	(9%)	(6%)
Bath & Body Works (b)	5%	8%
Total Comparable Store Sales	(3%)	(1%)
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2019 and 2018 was calculated on a 52-to-52-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Victoria’s Secret
For 2019, net sales decreased $570 million to $6.805 billion; comparable sales decreased 7%; and comparable store sales decreased 9%. Victoria's Secret Lingerie comparable sales were down in the high-single digit range, primarily due to declines in bras and apparel, driven by merchandise performance. PINK comparable sales were down in the low-double digit range, primarily driven by declines in apparel, principally in tops, due to merchandise performance and the exit of the swim business. Victoria’s Secret Beauty comparable sales increased in the low-single digit range, as growth in accessories and PINK beauty were partially offset by a decline in the lip business.
The decrease in comparable sales was driven by declines in store traffic, average unit retail and digital conversion.
Bath & Body Works
For 2019, net sales increased $539 million to $5.170 billion; comparable sales increased 10%; and comparable store sales increased 5%. Net sales increased in all of our main categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable sales was driven by increases in store conversion and digital traffic.
Victoria's Secret and Bath & Body Works International
For 2019, net sales decreased $5 million to $600 million due to declines in the Victoria's Secret Travel Retail business and the negative impact of foreign currency in Greater China, partially offset by the increase from new company-owned Victoria's Secret stores in Greater China.
Other
For 2019, net sales decreased $287 million to $339 million primarily due to the sale of La Senza and closure of Henri Bendel in the fourth quarter of 2018.
Gross Profit
For 2019, our gross profit decreased $449 million to $4.450 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 34.5% from 37.0% primarily as a result of:
Victoria’s Secret
For 2019, the gross profit decrease was primarily driven by lower merchandise margin dollars related to the decrease in net sales, partially offset by a reduction in long-lived store asset impairment charges, from $70 million in 2018 to $51 million in 2019.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotions to drive traffic and clear inventory, combined with buying and occupancy deleverage on lower net sales.
Bath & Body Works
For 2019, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to higher distribution and fulfillment expenses related to higher direct channel sales and investments in store real estate.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increases in supply chain and sourcing costs and the sales mix shift into the direct business, which has a lower merchandise margin rate than the stores channel.

Victoria's Secret and Bath & Body Works International
For 2019, the gross profit decrease was primarily due to the increase in long-lived store asset impairment charges, related to stores in Greater China, the U.K. and Ireland, from $31 million in 2018 to $212 million in 2019.
The gross profit (loss) rate decrease was driven by the increase in long-lived store asset impairment charges.
General, Administrative and Store Operating Expenses
For 2019, our general, administrative and store operating expenses decreased $91 million to $3.472 billion due to the elimination of the La Senza and Henri Bendel businesses and lower marketing and store selling expenses at Victoria's Secret, partially offset by higher selling and marketing expenses related to higher sales volume at Bath & Body Works.
The general, administrative and store operating expense rate remained flat at 26.9% as the absence of the higher-rate La Senza and Henri Bendel businesses and declines in marketing and store selling expenses at Victoria's Secret were offset by deleverage on lower net sales.
Impairment of Goodwill
In 2019, our goodwill impairment assessments concluded that the carrying values of our Victoria's Secret and Greater China reporting units exceeded their fair values. Accordingly, we recognized pre-tax goodwill impairment charges of $690 million and $30 million in the Victoria's Secret and Victoria's Secret and Bath & Body Works International segments, respectively.
Loss on Divestiture of La Senza
In 2018, we recognized a pre-tax loss on the sale of La Senza of $99 million related to the recognition of $45 million of accumulated translation adjustments and the loss related to the transfer of the net working capital and long-lived store assets to the buyer.
Other Income (Loss) and Expenses
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for 2019 and 2018:

	2019	2018
Average daily borrowings (in millions)	$5,725	$5,853
Average borrowing rate (in percentages)	6.6%	6.6%

For 2019, our interest expense decreased $7 million to $378 million due to a lower average daily borrowings.
Other Income (Loss)
For 2019, our other income (loss) decreased $66 million to a $61 million loss due to a $40 million pre-tax loss associated with the early extinguishment of $764 million in outstanding notes maturing between 2020 and 2022 and $37 million of charges to increase reserves related to ongoing contingent obligations for the La Senza business, which was sold in the fourth quarter of 2018.
Provision for Income Taxes
For 2019, our effective tax rate was (101.9%) compared to 24.9% in 2018. The 2019 rate varied from our combined estimated federal and state statutory rate primarily due to the Victoria's Secret goodwill impairment charges, which generated minimal tax benefit. The 2018 rate was lower than our combined estimated federal and state statutory rate primarily due to the tax effects of the divestiture of the La Senza business.
Results of Operations—Fourth Quarter of 2019 Compared to Fourth Quarter of 2018
The following information summarizes our results of operations for the fourth quarter of 2019 compared to the fourth quarter of 2018.

Operating Income
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the fourth quarter of 2019 in comparison to the fourth quarter of 2018:

	Fourth Quarter		Operating Income (Loss) Rate
	2019	2018	2019	2018
	(in millions)
Victoria’s Secret	$(543)	$301	(23.9%)	11.9%
Bath & Body Works	661	607	30.4%	31.1%
Victoria's Secret and Bath & Body Works International	(15)	19	(8.6%)	9.8%
Other (a)	(21)	(127)	(25.8%)	(71.0%)
Total Operating Income	$82	$800	1.7%	16.5%
 ________________

(a)	Includes sourcing and corporate functions. Results for 2018 also include Henri Bendel and La Senza.
For the fourth quarter of 2019, operating income decreased $718 million to $82 million, and the operating income rate decreased to 1.7% from 16.5%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2019 in comparison to the fourth quarter of 2018:

Fourth Quarter	2019	2018	% Change
	(in millions)
Victoria’s Secret Stores (a)	$1,649	$1,849	(11%)
Victoria’s Secret Direct	627	683	(8%)
Total Victoria’s Secret	2,276	2,532	(10%)
Bath & Body Works Stores (a)	1,744	1,626	7%
Bath & Body Works Direct	431	325	33%
Total Bath & Body Works	2,175	1,951	11%
Victoria's Secret and Bath & Body Works International (b)	177	190	(7%)
Other (c)	79	179	(56%)
Total Net Sales	$4,707	$4,852	(3%)
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function. Results for 2018 also include store and direct sales for Henri Bendel and La Senza.

The following table provides a reconciliation of net sales for the fourth quarter of 2019 to the fourth quarter of 2018:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2018 Net Sales	$2,532	$1,951	$190	$179	$4,852
Comparable Store Sales	(180)	79	(18)	—	(119)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(17)	38	5	—	26
Divested/Closed Businesses	—	—	—	(94)	(94)
Foreign Currency Translation	1	1	1	—	3
Direct Channels	(55)	106	(3)	—	48
Private Label Credit Card Income	(5)	—	—	—	(5)
International, Wholesale, Royalty and Other	—	—	2	(6)	(4)
2019 Net Sales	$2,276	$2,175	$177	$79	$4,707

The following table compares fourth quarter of 2019 comparable sales to fourth quarter of 2018:

Fourth Quarter	2019	2018
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(10%)	(3%)
Bath & Body Works (b)	10%	12%
Total Comparable Sales	(2%)	3%

Comparable Store Sales (a)
Victoria’s Secret (b)	(10%)	(7%)
Bath & Body Works (b)	5%	8%
Total Comparable Store Sales	(4%)	(1%)
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales are calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2019 and 2018 was calculated on a 13-to-13-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.

The results by segment are as follows:
Victoria’s Secret
For the fourth quarter of 2019, net sales decreased $256 million to $2.276 billion; comparable sales decreased 10%; and comparable store sales decreased 10%. Victoria's Secret Lingerie comparable sales were down in the mid-teens as we continued to pull back promotional activity in bras, and due to merchandise performance in sleepwear. PINK comparable sales were down in the mid-teens driven by declines in apparel, principally in tops, due to merchandise performance. PINK lingerie sales were about flat to last year. Victoria’s Secret Beauty comparable sales increased in the low-single digit range due to growth in prestige fragrance, driven by a strong launch of Bombshell Intense, and in PINK beauty and accessories.
The decrease in comparable sales was driven by declines in store traffic, average unit retail and digital conversion.
Bath & Body Works
For the fourth quarter of 2019, net sales increased $224 million to $2.175 billion; comparable sales increased 10%; and comparable store sales increased 5%. Net sales increased in all of our main categories including home fragrance, body care and soaps and sanitizers, which incorporated newness, innovation and fashion.
The increase in comparable sales was driven by increases in store conversion and digital traffic.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2019, net sales decreased $13 million to $177 million, due to declines in the Victoria's Secret U.K. business, partially offset by the increase from new company-owned Victoria's Secret stores in Greater China.
Other
For the fourth quarter of 2019, net sales decreased $100 million to $79 million due to the sale of La Senza and closure of Henri Bendel in the fourth quarter of 2018.
Gross Profit
For the fourth quarter of 2019, our gross profit decreased $174 million to $1.794 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 38.1% from 40.6% primarily as a result of:
Victoria’s Secret
For the fourth quarter of 2019, the gross profit decrease was driven primarily by lower merchandise margin dollars related to the decrease in net sales.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotions to drive traffic and clear inventory, combined with buying and occupancy deleverage on lower net sales.
Bath & Body Works
For the fourth quarter of 2019, the gross profit increase was driven by higher merchandise margin dollars related to the increase in net sales, partially offset by higher occupancy expenses due to higher distribution and fulfillment expenses related to higher direct channel sales and investments in store real estate.
The gross profit rate decrease was primarily driven by a decline in the merchandise margin rate due to increases in supply chain and sourcing costs and the sales mix shift into the direct business, which has a lower merchandise margin rate than the stores channel.
Victoria's Secret and Bath & Body Works International
For the fourth quarter of 2019, the gross profit decrease was primarily due to $35 million in long-lived store asset impairment charges recognized in the fourth quarter of 2019, which was related to the operating lease asset of a store in Greater China.
The gross profit rate decrease was driven by the long-lived store asset impairment charges.
General, Administrative and Store Operating Expenses
For the fourth quarter of 2019, our general, administrative and store operating expenses decreased $47 million to $1.022 billion due to the elimination of the La Senza and Henri Bendel businesses and lower marketing and store selling expenses at Victoria's Secret, partially offset by higher selling and marketing expenses related to higher sales volume at Bath & Body Works.
The general, administrative and store operating expense rate decreased to 21.7% from 22.0% driven by the absence of the higher-rate La Senza and Henri Bendel businesses.

Impairment of Goodwill
In the fourth quarter of 2019, our annual goodwill impairment assessment concluded that the carrying value of the Victoria's Secret reporting unit exceeded its fair value. Accordingly, we recognized a pre-tax goodwill impairment charge of $690 million in the Victoria's Secret segment.
Loss on Divestiture of La Senza
In the fourth quarter of 2018, we recognized a pre-tax loss on the sale of La Senza of $99 million related to the recognition of $45 million of accumulated translation adjustments and the transfer of the net working capital and long-lived store assets to the buyer.
Other Income (Loss) and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the fourth quarter of 2019 and 2018:

Fourth Quarter	2019	2018
Average daily borrowings (in millions)	$5,617	$5,880
Average borrowing rate (in percentages)	6.6%	6.4%

For the fourth quarter of 2019, our interest expense decreased $1 million to $92 million due to lower average daily borrowings partially offset by a higher average borrowing rate.
Provision for Income Taxes
For the fourth quarter of 2019, our effective tax rate declined compared to 24.0% in 2018. The 2019 rate varied from our combined estimated federal and state statutory rate primarily due to the Victoria's Secret goodwill impairment charge, which generated minimal tax benefit. The 2018 rate was lower than our combined estimated federal and state statutory rate primarily due to the tax effects of the divestiture of the La Senza business.
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
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for 2018 in comparison to 2017:

			Operating Income Rate
	2018	2017	2018	2017
	(in millions)
Victoria’s Secret	$462	$932	6.3%	12.6%
Bath & Body Works	1,077	953	23.3%	23.0%
Victoria's Secret and Bath & Body Works International	(37)	5	(6.2%)	1.0%
Other (a)	(265)	(162)	(42.5%)	(27.1%)
Total Operating Income	$1,237	$1,728	9.3%	13.7%
 ________________

(a)	Includes sourcing and corporate functions, La Senza and Henri Bendel.
For 2018, operating income decreased $491 million to $1.237 billion, and the operating income rate decreased to 9.3% from 13.7%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for 2018 in comparison to 2017:

	2018	2017	% Change
	(in millions)
Victoria’s Secret Stores (a)	$5,628	$5,879	(4%)
Victoria’s Secret Direct	1,747	1,508	16%
Total Victoria’s Secret	7,375	7,387	—%
Bath & Body Works Stores (a)	3,907	3,589	9%
Bath & Body Works Direct	724	559	30%
Total Bath & Body Works	4,631	4,148	12%
Victoria's Secret and Bath & Body Works International (b)	605	502	20%
Other (c)	626	595	5%
Total Net Sales	$13,237	$12,632	5%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function, Henri Bendel and La Senza results prior to January 6, 2019.
The following table provides a reconciliation of net sales for 2017 to 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total

2017 Net Sales	$7,387	$4,148	$502	$595	$12,632
Comparable Store Sales	(318)	256	(31)	6	(87)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(58)	67	93	(25)	77
Foreign Currency Translation	(4)	(5)	2	(3)	(10)
Direct Channels	181	165	28	13	387
Private Label Credit Card	187	—	—	—	187
International Wholesale, Royalty and Other	—	—	11	40	51
2018 Net Sales	$7,375	$4,631	$605	$626	$13,237

The following table compares 2018 comparable sales to 2017:

	2018	2017
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(2%)	(8%)
Bath & Body Works (b)	11%	5%
Total Comparable Sales	3%	(3%)

Comparable Store Sales (a)
Victoria’s Secret (b)	(6%)	(8%)
Bath & Body Works (b)	8%	2%
Total Comparable Store Sales	(1%)	(4%)
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2018 was calculated on a 52-to-52-week basis, and the percentage change in comparable sales for 2017 was calculated on a 53-to-53-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

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
Gross Profit
For 2018, our gross profit decreased $60 million to $4.899 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 37.0% from 39.3% primarily as a result of:
Victoria’s Secret
For 2018, the gross profit decrease was driven by lower merchandise margin dollars related to the decrease in net sales, increased promotional activity to drive traffic and clear inventory, $70 million of long-lived store asset impairment charges related to certain stores in the U.S. and Canada and increased distribution and fulfillment expenses related to higher direct channel sales.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotional activity and the long-lived store asset impairment charges.
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
Victoria's Secret and Bath & Body Works International
For 2018, the gross profit decrease was primarily driven by $31 million of long-lived store asset impairment charges related to certain Victoria's Secret stores in the U.K. and higher occupancy expenses due to investments in store real estate in Greater

China, partially offset by increased merchandise margin dollars related to higher net sales in Greater China and additional stores opened by our partners.
The gross profit rate decrease was driven by the long-lived store asset impairment charges and investments in store real estate.
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
Loss on Divestiture of La Senza
In 2018, we recognized a pre-tax loss on the sale of La Senza of $99 million related to the recognition of $45 million of accumulated translation adjustments and the transfer of the net working capital and long-lived store assets to the buyer.
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
Operating Income
The following table provides our segment operating income (loss) and operating income rates (expressed as a percentage of net sales) for the fourth quarter of 2018 in comparison to the fourth quarter of 2017:

	Fourth Quarter		Operating Income Rate
	2018	2017	2018	2017
	(in millions)
Victoria’s Secret	$301	$457	11.9%	17.1%
Bath & Body Works	607	557	31.1%	31.0%
Victoria's Secret and Bath & Body Works International	19	4	9.8%	2.3%
Other (a)	(127)	(31)	(71.0%)	(16.1%)
Total Operating Income	$800	$987	16.5%	20.5%
 ________________

(a)	Includes sourcing and corporate functions, La Senza and Henri Bendel.

For the fourth quarter of 2018, operating income decreased $187 million to $800 million, and the operating income rate decreased to 16.5% from 20.5%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for the fourth quarter of 2018 in comparison to the fourth quarter of 2017:

Fourth Quarter	2018	2017	% Change
	(in millions)
Victoria’s Secret Stores (a)	$1,849	$2,038	(9%)
Victoria’s Secret Direct	683	631	8%
Total Victoria’s Secret	2,532	2,669	(5%)
Bath & Body Works Stores (a)	1,626	1,545	5%
Bath & Body Works Direct	325	249	30%
Total Bath & Body Works	1,951	1,794	9%
Victoria's Secret and Bath & Body Works International (b)	190	170	12%
Other (c)	179	190	(6%)
Total Net Sales	$4,852	$4,823	1%
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function, Henri Bendel and La Senza results prior to January 6, 2019.
The following table provides a reconciliation of net sales for the fourth quarter of 2018 to the fourth quarter of 2017:

Fourth Quarter	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2017 Net Sales	$2,669	$1,794	$170	$190	$4,823
Comparable Store Sales	(135)	109	(7)	5	(28)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(95)	(23)	23	(22)	(117)
Foreign Currency Translation	(4)	(5)	(5)	(3)	(17)
Direct Channels	29	76	7	6	118
Private Label Credit Card Income	68	—	—	—	68
International, Wholesale, Royalty and Other	—	—	2	3	5
2018 Net Sales	$2,532	$1,951	$190	$179	$4,852

The following table compares fourth quarter of 2018 comparable sales to fourth quarter of 2017:

Fourth Quarter	2018	2017
Comparable Sales (Stores and Direct) (a)
Victoria's Secret (b)	(3%)	(1%)
Bath & Body Works (b)	12%	6%
Total Comparable Sales	3%	2%

Comparable Store Sales (a)
Victoria’s Secret (b)	(7%)	(6%)
Bath & Body Works (b)	8%	4%
Total Comparable Store Sales	(1%)	(2%)
 ________________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. The change in comparable sales provides an indication of period over period growth (decline). A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales are calculated on a comparable calendar period as opposed to a fiscal basis. Therefore, the percentage change in comparable sales for 2018 was calculated on a 13-to-13-week basis, and the percentage change in comparable sales for 2017 was calculated on a 14-to-14-week basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

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
Victoria’s Secret
For the fourth quarter of 2018, the gross profit decrease was driven by lower merchandise margin dollars related to the decrease in net sales, increased promotional activity to drive traffic and clear inventory and due to $20 million of long-lived store asset impairment charges related to certain stores in the U.S.
The gross profit rate decrease was driven by a decline in the merchandise margin rate due to increased promotional activity and the long-lived store asset impairment charges.
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
Loss on Divestiture of La Senza
In the fourth quarter of 2018, we recognized a pre-tax loss on the sale of La Senza of $99 million related to the recognition of $45 million of accumulated translation adjustments and the transfer of the net working capital and long-lived store assets to the buyer.
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

FINANCIAL CONDITION
Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $265 million as of February 1, 2020.
On February 20, 2020, we and Sycamore entered into a definitive agreement that is intended to deliver long-term value to L Brands, Inc. shareholders by positioning Bath & Body Works as a standalone public company and transitioning Victoria's Secret, including business conducted under the Victoria's Secret and PINK brands and certain support functions, into a privately-held entity.

After taking into account certain liabilities, Sycamore will purchase a 55% interest in Victoria’s Secret for approximately $525 million. We intend to use the proceeds from the transaction, along with approximately $500 million of excess balance sheet cash, to reduce debt. The transaction is expected to close in the second quarter of 2020, subject to customary closing conditions.
Company Response to Coronavirus
Subsequent to February 1, 2020, we announced actions in response to the continued spread of the coronavirus.
On March 16, 2020, in an abundance of caution and as a proactive measure, we elected to borrow $950 million from our Secured Revolving Facility, leaving our availability under the Secured Revolving Facility at $22 million.
On March 17, 2020, we announced the temporary closure of all Bath & Body Works, Victoria’s Secret and PINK stores in the United States and Canada through March 29, 2020. Associates will continue to receive pay and benefits through April 4, 2020, which is one week longer than originally announced.
Based on the continued spread of the coronavirus and stay-at-home orders by government officials across the country, we are extending the closure of our stores beyond the initial March 29th date. As the situation continues to evolve rapidly, we are not currently able to predict the timing of store reopenings. However, we are monitoring the situation closely and will provide updates as appropriate. We continue to serve customers through our direct channels.
In an effort to further strengthen our financial flexibility and efficiently manage through the pandemic, we are proactively taking the following additional actions:

•	Suspending our quarterly cash dividend beginning in the second quarter of fiscal 2020. We remain committed to paying dividends over the long-term and will re-evaluate when appropriate.

•	Executing a substantial reduction in expenses and capital expenditures. This includes an ongoing reduction in forward inventory receipts.

•
Temporarily reducing base compensation by 20% for senior vice presidents and above.  The cash compensation of Chairman and CEO Leslie H. Wexner and other members of the Board of Directors has been suspended. Additionally, we are deferring annual merit increases.

•
Furloughing most store associates and those who are not currently working to support the online businesses or who cannot work from home, effective April 5, 2020 until further notice. All furloughed associates will continue to receive existing healthcare benefits. As circumstances change, we will make every effort to bring these associates back to work as soon as possible. Furloughed associates will also be able to apply for unemployment benefits, if eligible.

As of March 27, 2020, we currently have more than $2 billion in cash, which includes the $950 million borrowed under the Secured Revolving Facility on March 16, 2020.  Our Secured Revolving Facility has certain financial covenants, including a debt to consolidated EBITDA covenant, which may be breached as early as the end of the fiscal quarter ending May 2, 2020. If we were to violate a covenant, our lenders would have the right to accelerate our Secured Revolving Facility indebtedness, demand cash collateral in respect of the letters of credit issued thereunder and terminate the funding commitments available thereunder.  While we believe that we would be able to obtain temporary waivers for any such breach of a covenant to prevent an acceleration of our outstanding indebtedness or obtain a replacement credit facility, we cannot conclude with certainty that we would have the ability to obtain necessary waivers or negotiate less restrictive debt covenants with our lenders. We are in active conversations with the lenders under our credit facility to obtain a replacement credit facility that does not contain a debt to consolidated EBITDA financial covenant or a temporary waiver in respect of such financial covenant in our existing Secured Revolving Facility. We believe that our current cash balance, along with the actions taken as outlined above, provides us with sufficient current liquidity.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of February 1, 2020, February 2, 2019 and February 3, 2018:

	February 1, 2020	February 2, 2019	February 3, 2018
	(in millions)
Net Cash Provided by Operating Activities	$1,236	$1,377	$1,406
Capital Expenditures	458	629	707
Working Capital (a)	873	1,274	1,262
Capitalization:
Long-term Debt	5,487	5,739	5,707
Shareholders’ Equity (Deficit)	(1,499)	(869)	(753)
Total Capitalization	$3,988	$4,870	$4,954
Amounts Available Under Credit Agreements (b)	$981	$991	$991
 ________________

(a)	The February 1, 2020 amount includes Current Operating Lease Liabilities as a result of our adoption of ASC 842, Leases, in the first quarter of 2019.

(b)
Letters of credit issued reduce our availability under the Secured Revolving Facility. We had outstanding letters of credit that reduce our availability under the Secured Revolving Facility of $19 million as of February 1, 2020, and $9 million as of February 2, 2019, and February 3, 2018.

The following table provides certain measures of liquidity and capital resources as of February 1, 2020, February 2, 2019 and February 3, 2018:

	February 1, 2020	February 2, 2019	February 3, 2018
Debt-to-capitalization Ratio (a)	138%	118%	115%
Cash Flow to Capital Investment	270%	219%	199%
________________

(a)	Long-term debt divided by total capitalization.
Cash Flow
The following table provides a summary of our cash flow activity for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018:

	2019	2018	2017
	(in millions)
Cash and Cash Equivalents, Beginning of Year	$1,413	$1,515	$1,934
Net Cash Flows Provided by Operating Activities	1,236	1,377	1,406
Net Cash Flows Used for Investing Activities	(480)	(609)	(698)
Net Cash Flows Used for Financing Activities	(666)	(872)	(1,127)
Effects of Exchange Rate Changes on Cash	(4)	2	—
Net Increase (Decrease) in Cash and Cash Equivalents	86	(102)	(419)
Cash and Cash Equivalents, End of Year	$1,499	$1,413	$1,515

Operating Activities
Net cash provided by operating activities in 2019 was $1.236 billion, including net loss of $366 million. Net loss included depreciation of $588 million, goodwill impairment charges of $720 million, long-lived store asset impairment charges of $263 million, share-based compensation expense of $87 million, loss on extinguishment of debt of $40 million, La Senza charges of $37 million and deferred income tax benefits of $29 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow of $93 million associated with the decrease in Accounts Payables, Accrued Expenses and Other.

Net cash provided by operating activities in 2018 was $1.377 billion, including net income of $644 million. Net income included depreciation of $590 million, long-lived store asset impairment charges of $101 million, loss on divestiture of La Senza of $99 million, share-based compensation expense of $97 million and deferred income tax benefits of $52 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was a decrease in operating cash flow of $113 million associated with a decrease in income taxes payable.
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
Investing Activities
Net cash used for investing activities in 2019 was $480 million consisting primarily of $458 million of capital expenditures. The capital expenditures included $286 million for opening new stores and remodeling and improving existing stores. Remaining capital expenditures were primarily related to spending on technology and logistics to support our digital businesses and other retail capabilities.
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
Financing Activities
Net cash used for financing activities in 2019 was $666 million consisting primarily of $799 million in payments for the early extinguishment of outstanding notes maturing between 2020 and 2022, quarterly dividend payments of $1.20 per share, or $332 million, and tax payments related to share-based awards of $13 million. These were partially offset by the net proceeds of $486 million from the issuance of the 2029 Notes and $5 million of net new borrowings under our Foreign Facilities.
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
We did not repurchase any shares during 2019.

Under the authority of our Board of Directors, we repurchased shares of our common stock under the following repurchase programs during fiscal 2018 and 2017:

		Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2018	2017	2018	2017
	(in millions)	(in thousands)		(in millions)
March 2018	$250	4,852	NA	$171	NA	$35.29
September 2017	250	527	3,858	25	$202	$51.72
February 2017	250	NA	5,500	NA	240	$43.57
February 2016	500	NA	51	NA	3	$76.47
Total		5,379	9,409	$196	$445

In March 2018, our Board of Directors approved a new $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program.
The March 2018 repurchase program had $79 million remaining as of February 1, 2020.
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

Under the authority and declaration of our Board of Directors, we paid the following dividends during fiscal 2019, 2018 and 2017:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2019
Fourth Quarter	$0.30	$83
Third Quarter	0.30	83
Second Quarter	0.30	83
First Quarter	0.30	83
2019 Total	$1.20	$332
2018
Fourth Quarter	$0.60	$166
Third Quarter	0.60	165
Second Quarter	0.60	167
First Quarter	0.60	168
2018 Total	$2.40	$666
2017
Fourth Quarter	$0.60	$170
Third Quarter	0.60	172
Second Quarter	0.60	172
First Quarter	0.60	172
2017 Total	$2.40	$686
In November 2018, our Board of Directors reduced our annual ordinary dividend to $1.20 per share from $2.40 per share, beginning with the quarterly dividend paid in March 2019.
Subsequent to February 1, 2020, our Board of Directors declared the first quarter of 2020 ordinary dividend of $0.30 per share.

Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$991	$990
$860 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	858	952
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	487	—
$450 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	450	776
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 ("2027 Notes")	276	273
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	—	337
Secured Foreign Facilities	103	91
Total Senior Debt with Subsidiary Guarantee	$4,852	$5,106
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	298	297
Unsecured Foreign Facilities	50	60
Total Senior Debt	$696	$705
Total	$5,548	$5,811
Current Debt	(61)	(72)
Total Long-term Debt, Net of Current Portion	$5,487	$5,739
Issuance of Notes
In June 2019, we issued $500 million of 7.50% notes due in June 2029 ("2029 Notes"). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $486 million, which were net of discounts and issuance costs of $14 million. The discounts and issuance costs are being amortized through the maturity date and are included within Long-term Debt on the February 1, 2020 Consolidated Balance Sheet.
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
In the second quarter of 2019, we recognized a pre-tax loss on extinguishment of debt of $40 million (after-tax loss of $30 million), which includes redemption fees and the write-off of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2019 Consolidated Statement of Income (Loss).
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

Secured Revolving Facility
We and the Guarantors guarantee and pledge collateral to secure a revolving credit facility. The Secured Revolving Facility has aggregate availability of $1 billion and allows us and certain of our non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
In August 2019, we entered into an amendment and restatement (“Amendment”) of the Secured Revolving Facility. The Amendment maintained the aggregate availability under the Secured Revolving Facility at $1 billion and extended the expiration date from May 2022 to August 2024. We incurred fees related to the Amendment of $5 million, which were capitalized and are recorded in Other Assets on the February 1, 2020 Consolidated Balance Sheet and are being amortized over the remaining term of the Secured Revolving Facility.
The Secured Revolving Facility fees related to committed and unutilized amounts are 0.30% per annum, and the fees related to outstanding letters of credit are 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is the London Interbank Offered Rate ("LIBOR") plus 1.75% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.75% per annum.
The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. We are required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. Additionally, the Secured Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.50 to 1.00 and (b) no default or event of default exists. As of February 1, 2020, we were in compliance with both of our financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.50 to 1.00.
During 2019, we borrowed and repaid $12 million under the Secured Revolving Facility. As of February 1, 2020, there were no borrowings outstanding under the Secured Revolving Facility.
The Secured Revolving Facility supports our letter of credit program. We had $19 million of outstanding letters of credit as of February 1, 2020 that reduced our availability under the Secured Revolving Facility.
On March 16, 2020, as a proactive measure in response to the continued spread of the coronavirus, we elected to borrow $950 million from the Secured Revolving Facility, leaving our availability under the Secured Revolving Facility at $22 million.
Secured Foreign Facilities
We and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations ("Secured Foreign Facilities"). The Secured Foreign Facilities have availability totaling $150 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for each borrowing. During 2019, we borrowed $117 million and made payments of $103 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2019 was $103 million. Borrowings on the Secured Foreign Facilities mature between March 2020 and August 2024. As of February 1, 2020, borrowings of $11 million are included within Current Debt on the Consolidated Balance Sheet and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
We guarantee unsecured revolving and term loan bank facilities used by certain of our Greater China subsidiaries to support their operations ("Unsecured Foreign Facilities"). The Unsecured Foreign Facilities have availability totaling $75 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for each borrowing. During 2019, we borrowed $50 million and made payments of $59 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2019 was $74 million. Borrowings on the Unsecured Foreign Facilities mature between March 2020 and April 2020. As of February 1, 2020, borrowings of $50 million are included within Current Debt on the Consolidated Balance Sheet.
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

The following table provides our credit ratings as of February 1, 2020:

	Moody’s	S&P
Corporate	Ba2	BB-
Senior Unsecured Debt with Subsidiary Guarantee	Ba2	BB-
Senior Unsecured Debt	B1	B
Outlook	Negative	Stable
Subsequent to February 1, 2020, Moody's downgraded our Corporate and Senior Unsecured Debt with Subsidiary Guarantee ratings to Ba3, our Senior Unsecured Debt rating to B2 and updated our outlook to Stable. Additionally, S&P downgraded our Corporate and Senior Unsecured Debt with Subsidiary Guarantee ratings to B+, our Senior Unsecured Debt rating to B- and updated our outlook to Negative.
Contingent Liabilities and Contractual Obligations
The following table provides our contractual obligations, aggregated by type, including the maturity profile as of February 1, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Other
	(in millions)
Long-term Debt (a)	$9,235	$409	$1,985	$1,102	$5,739	$—
Future Lease Obligations (b)	4,804	692	1,333	1,084	1,695	—
Purchase Obligations (c)	1,125	1,032	79	12	2	—
Other Liabilities (d) (e)	411	66	291	30	—	24
Total	$15,575	$2,199	$3,688	$2,228	$7,436	$24
________________

(a)
Long-term debt obligations relate to our principal and interest payments for outstanding notes and debentures. Interest payments have been estimated based on the coupon rate for fixed rate obligations. Interest obligations exclude amounts which have been accrued through February 1, 2020. For additional information, see Note 13 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(b)
Future lease obligations primarily represent minimum payments due under store lease agreements. For additional information, see Note 8 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

(c)
Purchase obligations primarily include purchase orders for merchandise inventory and other agreements to purchase goods or services that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions.

(d)
Other liabilities primarily include future payments relating to our non-qualified supplemental retirement plan of $280 million in the "1-3 Years" category. The definitive agreement between us and Sycamore for the sale to Sycamore of the 55% interest in Victoria's Secret requires that we terminate our non-qualified supplemental retirement plan as of the Closing with respect to participants affected by the sale and for all other participants within six months. On March 11, 2020, the Compensation Committee of the Board of Directors authorized management to take steps to terminate the plan as to all participants.  The timing and specifics of such termination have not yet been determined.  Any remaining benefits and obligations under the non-qualified plan are expected to be paid out in full approximately one year following the applicable termination.

(e)
Other liabilities also include future estimated payments associated with unrecognized tax benefits. The “Less Than 1 Year” category includes $66 million of these tax items because it is reasonably possible that the amounts could change in the next 12 months due to audit settlements or resolution of uncertainties. The remaining portion totaling $24 million is included in the “Other” category as it is not reasonably possible that the amounts could change in the next 12 months. In addition, we have a remaining liability of $41 million related to the deemed repatriation tax on our undistributed foreign earnings resulting from the Tax Cuts and Jobs Act. The tax liability will be paid over the next five years. For additional information, see Note 12 to the Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data.

La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of our subsidiaries have remaining contingent obligations of $40 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As part of the sale, a liability of $5 million was recorded for these obligations. During 2019, an additional reserve of $35 million was recorded related to these obligations and certain other items. As of February 1, 2020, reserves of $8 million are included within Accrued Expenses and Other on the Consolidated Balance Sheet and the remaining reserves are included within Other Long-term Liabilities.
Other
In connection with noncancelable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. We recorded a liability of $17 million and $11 million related to these guarantee obligations as of February 1, 2020 and February 2, 2019, respectively. This liability is included in Current Operating Lease Liabilities on the February 1, 2020 Consolidated Balance Sheet, and in Other Long-term Liabilities on the February 2, 2019 Consolidated Balance Sheet.
Off Balance Sheet Arrangements
We have no off balance sheet arrangements as defined by Regulation 229.303 Item 303 (a) (4).
Recently Issued Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASC 842, Leases, which requires companies classified as lessees to account for most leases on their balance sheet but recognize expense on their income statement in a manner similar to legacy accounting. The standard also requires enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expense recognized and expected to be recognized from existing leases. In July 2018, the FASB approved an amendment to the standard that provides companies a modified retrospective transition option that did not require earlier periods to be restated upon adoption.
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
Hedging Activities
In August 2017, the FASB issued Accounting Standards Update ("ASU") 2017-12, Targeted Improvements to Accounting for Hedging Activities, which is intended to better align risk management activities and financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. We adopted the standard in the first quarter of 2019. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.
Goodwill
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. The standard eliminates the second step from the goodwill impairment test, which required a hypothetical purchase price allocation to determine the implied fair value of goodwill. Under the new standard, the goodwill impairment charge is the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. We adopted this standard in the third quarter of 2019 and performed our interim and annual goodwill impairment assessments in accordance with ASU 2017-04.

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
Management believes that the assumptions used in these estimates are reasonable and appropriate. A 10% increase or decrease in the inventory valuation adjustment would have impacted net loss by approximately $4 million for 2019. A 10% increase or decrease in the estimated physical inventory loss adjustment would have impacted net loss by approximately $5 million for 2019.
Valuation of Long-lived Assets
Long-lived Store Assets
Long-lived store assets, which include leasehold improvements, store related assets and operating lease assets (subsequent to the adoption of ASC 842, Leases), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group.  For operating lease assets, we determine the fair value of the assets by comparing the contractual rent payments to estimated market rental rates. An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets are determined using Level 3 inputs within the fair value hierarchy.
In 2019 and 2018, we concluded that the negative operating results for certain of our Victoria's Secret stores were an indicator of potential impairment of the related store asset groups. We determined that the estimated undiscounted future cash flows were less than the carrying values and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates. Accordingly, we recognized a loss equal to the difference between the carrying value of an asset group and its estimated fair value but did not impair any individual store asset below its estimated fair value.

In 2019, we recognized impairment charges of $198 million for leasehold improvements and store related assets. Impairment charges of $151 million related to stores in Greater China, the U.K. and Ireland, and impairment charges of $47 million related to stores in the U.S. and Canada. For operating lease assets, we recognized impairment charges of $65 million. Impairment charges of $61 million related to stores in Greater China and the U.K., and impairment charges of $4 million related to stores in the U.S.
In total, we recognized impairment charges of $263 million for long-lived store assets, which are included in Costs of Goods Sold, Buying & Occupancy in the 2019 Consolidated Statement of Income (Loss). Impairment charges of $212 million, related to store assets in Greater China, the U.K. and Ireland, were recorded within the Victoria's Secret and Bath & Body Works International segment. Impairment charges of $51 million, related to store assets in the U.S. and Canada, were recorded within the Victoria's Secret segment.
In 2018, we recognized impairment charges of $101 million for leasehold improvements and store related assets. Impairment charges of $70 million, related to stores in the U.S. and Canada, were recorded within the Victoria's Secret segment. Impairment charges of $31 million, related to stores in the U.K., were recorded within the Victoria's Secret and Bath & Body Works International segment. These charges are included in Costs of Goods Sold, Buying & Occupancy in the 2018 Consolidated Statement of Income (Loss).
Our fair value estimates incorporated significant assumptions and judgments including, but not limited to, estimated future cash flows, discount rates and market rental rates. The use of different assumptions or judgments in our assessment could materially increase or decrease the fair value of our store assets and, accordingly, could materially increase or decrease any related impairment charge. A three percentage point reduction to our comparable sales assumptions, a key input in determining estimated future cash flows, would not have resulted in a material incremental impairment charge in 2019. Further sustained declines in our business performance could result in a material impairment charge in a future period.
When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life.
Goodwill
Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. We have the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the reporting unit's fair value to its carrying value (including goodwill). If we determine that the fair value of a reporting unit is less than its carrying value, we recognize an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. Our reporting units are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other. As a result of goodwill impairment charges recognized in 2019, only the Bath & Body Works reporting unit has goodwill as of February 1, 2020.
As of the end of the third quarter of 2019, we performed a quantitative interim impairment assessment over the Victoria's Secret and Greater China reporting units. An interim assessment was performed in consideration of the negative performance of these reporting units and their impact on the sustained decline in our market capitalization. Further, for the Greater China reporting unit, we considered the results of the long-lived store asset impairment assessment.
The interim assessment concluded that the fair value of the Victoria's Secret reporting unit, which was based on a weighted average of the income and market approaches, exceeded its carrying value. However, the fair value of the Greater China reporting unit, which was based on the income approach, did not exceed its carrying value. Accordingly, we recognized a goodwill impairment charge of $30 million in the third quarter of 2019 related to the Greater China reporting unit. This charge is included in Impairment of Goodwill in the 2019 Consolidated Statement of Income (Loss).
As of the end of the fourth quarter of 2019, we performed our annual goodwill impairment assessment over the Bath & Body Works and Victoria's Secret reporting units. The fair value of the Bath & Body Works reporting unit was estimated using a weighted average of the income and market approaches. As a result of continued fourth quarter declines in business performance and increased risk, volatility and uncertainty related to the Victoria's Secret reporting unit, we estimated its fair value using a market approach.
The annual assessment concluded that the fair value of the Victoria's Secret reporting unit did not exceed its carrying value. Accordingly, we recognized a goodwill impairment charge of $690 million in the fourth quarter of 2019 related to the Victoria's Secret reporting unit. This charge is included in Impairment of Goodwill in the 2019 Consolidated Statement of Income (Loss). The annual assessment also concluded that the fair value of the Bath & Body Works reporting unit exceeded its carrying value.

The market approach is based on earnings multiples of selected guideline public companies, while the income approach is based on estimated discounted future cash flows. The approaches, which are determined using Level 3 inputs within the fair value hierarchy, incorporated a number of significant assumptions and judgments including, but not limited to, estimated future cash flows, multiples of earnings of similar public companies, discount rates, income tax rates, terminal growth rates and an implied control premium relative to our market capitalization.
The use of different assumptions or judgments in our goodwill impairment assessment, including with respect to the estimated future cash flows, the earnings multiples used in the market approach, the discount rate used to discount such estimated future cash flows to their net present value and the reasonableness of the implied control premium relative to our market capitalization, could materially increase or decrease the fair value of our reporting units and, accordingly, could materially increase or decrease any related impairment charge. Declines in our market capitalization or in our business performance could result in a material impairment charge in a future period.
Intangible Assets - Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names. Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. We have the option to either first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, or to proceed directly to the quantitative assessment which requires a comparison of the fair value of the intangible asset to its carrying value. To determine if the fair value of the asset is less than its carrying amount, we will estimate the fair value, usually determined by the relief from royalty method under the income approach, and compare that value with its carrying amount. If the carrying value of the intangible asset exceeds its fair value, we recognize an impairment charge equal to the difference.
As of the end of the third quarter of 2019, we performed a quantitative interim impairment assessment of the Victoria's Secret trade name. An interim assessment was performed in consideration of the negative performance of Victoria's Secret. To estimate the fair value of the Victoria's Secret trade name, we used the relief from royalty method under the income approach. The interim assessment concluded that the fair value of the Victoria's Secret trade name exceeded its carrying value.
As of the end of the fourth quarter of 2019, we performed our annual impairment assessment of the Victoria's Secret and Bath & Body Works trade names. To estimate the fair value of the trade names, we used the relief from royalty method under the income approach. The annual assessment concluded that the fair values of the trade names were in excess of their respective carrying values.
The use of different assumptions or judgments in our impairment assessment of our trade names, including with respect to the estimated future cash flows, the discount rate used to discount such estimated future cash flows to their net present value and royalty rates used for the relief from royalty method, could materially increase or decrease the fair value of our trade names. A 50% reduction to our assumed royalty rate would not have resulted in a material incremental impairment charge in 2019.
Claims and Contingencies
We are subject to various claims and contingencies related to lawsuits, taxes, insurance, regulatory and other matters arising out of the normal course of business. Our determination of the treatment of claims and contingencies in the Consolidated Financial Statements is based on management’s view of the expected outcome of the applicable claim or contingency. We consult with legal counsel on matters related to litigation and seek input from both internal and external experts with respect to matters in the ordinary course of business. We accrue a liability if the likelihood of an adverse outcome is probable and the amount is reasonably estimable. If the likelihood of an adverse outcome is only reasonably possible (as opposed to probable) or if an estimate is not reasonably determinable, disclosure of a material claim or contingency is disclosed in the Notes to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.
Income Taxes
We account for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in our Consolidated Statement of Income (Loss) in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.

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
We recognize revenue based on the amount we expect to receive when control of the goods or services is transferred to our customer. We recognize sales upon customer receipt of merchandise, which for direct channel revenues reflect an estimate of shipments that have not yet been received by our customer based on shipping terms and historical delivery times. Our shipping and handling revenues are included in Net Sales with the related costs included in Costs of Goods Sold, Buying and Occupancy in our Consolidated Statements of Income (Loss). We also provide a reserve for projected merchandise returns based on historical experience. Net Sales exclude sales and other similar taxes collected from customers.
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
We sell gift cards with no expiration dates to customers. We do not charge administrative fees on unused gift cards. We recognize revenue from gift cards when they are redeemed by the customer. In addition, we recognize revenue on unredeemed gift cards where the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (gift card breakage). Gift card breakage revenue is recognized in proportion, and over the same period, as actual gift card redemptions. We determine the gift card breakage rate based on historical redemption patterns. Gift card breakage is included in Net Sales in our Consolidated Statements of Income (Loss).
Revenue earned in connection with Victoria’s Secret's private label credit card arrangement is recognized over the term of the license arrangement and is included in Net Sales in our 2019 and 2018 Consolidated Statements of Income (Loss).
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
Excluding our Foreign Facilities, all of our long-term debt as of February 1, 2020 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of February 1, 2020, we believe that the carrying values of accounts receivable, accounts payable, accrued expenses and current debt approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt and other financial instruments as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Long-term Debt:
Principal Value	$5,458	$5,722
Fair Value, Estimated (a)	5,555	5,340
Foreign Currency Cash Flow Hedges (b)	—	(2)
________________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.

(b)	Hedge arrangements are in a net asset position.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
L BRANDS, INC.

Our fiscal year ends on the Saturday nearest to January 31. Fiscal years are designated in the Consolidated Financial Statements and Notes by the calendar year in which the fiscal year commences. The results for 2019 and 2018 refer to the 52-week periods ended February 1, 2020 and February 2, 2019, respectively. The results for 2017 refer to the 53-week period ended February 3, 2018.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020. In making this assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).
Based on our assessment and the COSO criteria, management believes that the Company maintained effective internal control over financial reporting as of February 1, 2020.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on the Company’s internal control over financial reporting. Ernst & Young LLP’s report appears on the following page and expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L Brands, Inc.

Opinion on Internal Control over Financial Reporting
We have audited L Brands, Inc.’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L Brands, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Balance Sheets of L Brands, Inc. as of February 1, 2020 and February 2, 2019 and the related Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Total Equity (Deficit), and Cash Flows for each of the three years in the period ended February 1, 2020, and the related notes and our report dated March 27, 2020 expressed an unqualified opinion thereon.

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
March 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of L Brands, Inc.

Opinion on the Financial Statements
We have audited the accompanying Consolidated Balance Sheets of L Brands, Inc. (the Company) as of February 1, 2020 and February 2, 2019, the related Consolidated Statements of Income (Loss), Comprehensive Income (Loss), Total Equity (Deficit), and Cash Flows for each of the three years in the period ended February 1, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 27, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method for accounting for leases as of February 3, 2019 due to the adoption of the ASU 2016-02, Leases (Topic 842).

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Store Assets

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, the Company reviews long-lived store assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group.

The Company concluded that negative operating results for certain of the Victoria’s Secret stores were an indicator of potential impairment of the related store asset groups. As a result, the Company recognized an impairment loss on leasehold improvements and store related assets of approximately $188 million in the third quarter of 2019 and $10 million in the fourth quarter of 2019, which represented the amount by which the carrying value exceeded the estimated fair value of the assets. In addition, the Company recognized an impairment loss of $30 million in the third quarter of 2019 and $35 million in the fourth quarter of 2019 for the operating lease assets for the stores.

Auditing management’s long-lived store asset impairment analysis, including operating lease assets, is complex and highly judgmental due to the estimation required in determining the future cash flows used to assess recoverability of the store assets (undiscounted) and determining the fair value (discounted). The significant assumptions used include estimated future cash flows directly related to the future operation of the stores (including sales growth rate and gross margin rate), as well as the discount rate used to determine fair value. Significant assumptions used in determining the fair value of the operating lease assets include the current market rent for the remaining lease term of the related stores. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We tested the design and operating effectiveness of controls over the Company’s process to identify impairment indicators, determine the undiscounted future cash flows for the stores, and determine the fair value for those store assets (including those related to operating leases) that were deemed to be impaired. Our testing included controls over management’s review of the significant assumptions described above.

Our testing of the Company’s impairment measurement included, among other procedures, evaluating the significant assumptions and operating data used to calculate the estimated future cash flows, as well as the estimated fair value. For example, we assessed the Company’s long-range plan that is developed by management and reviewed by the Board of Directors and serves as the basis for the future cash flows in the analysis. We also inquired of the Company’s executives to understand the business initiatives supporting the assumptions in the future cash flows, compared the future cash flows to the Company’s actual performance and assessed the historical accuracy of management’s estimates. We performed a sensitivity analysis on the significant assumptions to evaluate the changes in the fair value of the store assets that would result from changes in the assumptions. We also involved internal specialists to assist in testing the estimated market rental rates of the store leases by comparing them to market rates from comparable leases.

Valuation of Goodwill

Description of the Matter
As discussed in Note 1 to the consolidated financial statements, goodwill is tested for impairment annually in the fourth quarter or more frequently if circumstances change. As discussed in Note 9, the Company performed an interim impairment assessment over the Victoria’s Secret reporting unit in the third quarter of 2019 due to its negative operating results and the impact on the Company’s market capitalization. The assessment was based on a weighted average of the income and market approaches, and the Company concluded that the goodwill of the Victoria’s Secret reporting unit was not impaired. During the fourth quarter, the Company performed its annual goodwill impairment assessment over the Victoria’s Secret reporting unit and estimated the fair value using only the market approach. The Company concluded that the goodwill for Victoria’s Secret was fully impaired based on its estimate of fair value and recognized a goodwill impairment charge of $690 million in the fourth quarter of 2019.

Auditing management’s goodwill impairment tests was complex and highly judgmental due to the significant estimation required in determining the fair value of the Victoria’s Secret reporting unit. The fair value estimate was sensitive to significant assumptions, such as estimated future cash flows (including sales growth rate and gross margin rate), discount rates, income tax rates, terminal growth rates, multiples of earnings of comparable public companies and an implied control premium relative to the Company’s market capitalization. These assumptions are subjective in nature and are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We tested the design and operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Victoria’s Secret reporting unit in the third and fourth quarters of 2019, we involved internal specialists to assist in performing audit procedures that included, among others, assessing methodologies and testing the significant assumptions including the discount rate, the comparable public companies identified and the implied control premium. We assessed the Company’s long-range plan that is developed by management and reviewed by the Board of Directors and serves as the basis for the future cash flows in the analysis. We inquired of the Company’s executives to understand the business initiatives supporting the assumptions in the future cash flows, compared the future cash flows to the Company’s actual performance and assessed the historical accuracy of management’s estimates. We performed sensitivity analyses on the significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. In addition, we tested the reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Grandview Heights, Ohio
March 27, 2020

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)

	2019	2018	2017
Net Sales	$12,914	$13,237	$12,632
Costs of Goods Sold, Buying and Occupancy	(8,464)	(8,338)	(7,673)
Gross Profit	4,450	4,899	4,959
General, Administrative and Store Operating Expenses	(3,472)	(3,563)	(3,231)
Impairment of Goodwill	(720)	—	—
Loss on Divestiture of La Senza	—	(99)	—
Operating Income	258	1,237	1,728
Interest Expense	(378)	(385)	(406)
Other Income (Loss)	(61)	5	(10)
Income (Loss) Before Income Taxes	(181)	857	1,312
Provision for Income Taxes	185	213	329
Net Income (Loss)	$(366)	$644	$983
Net Income (Loss) Per Basic Share	$(1.33)	$2.33	$3.46
Net Income (Loss) Per Diluted Share	$(1.33)	$2.31	$3.42

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	2019	2018	2017
Net Income (Loss)	$(366)	$644	$983
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(5)	(20)	23
Reclassification of La Senza Currency Translation to Earnings	—	45	—
Unrealized Gain (Loss) on Cash Flow Hedges	2	10	(20)
Reclassification of Cash Flow Hedges to Earnings	(4)	2	7
Unrealized Gain on Marketable Securities	—	—	2
Total Other Comprehensive Income (Loss), Net of Tax	(7)	37	12
Total Comprehensive Income (Loss)	$(373)	$681	$995

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	February 1, 2020	February 2, 2019
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,499	$1,413
Accounts Receivable, Net	306	367
Inventories	1,287	1,248
Other	153	232
Total Current Assets	3,245	3,260
Property and Equipment, Net	2,486	2,818
Operating Lease Assets	3,053	—
Goodwill	628	1,348
Trade Names	411	411
Deferred Income Taxes	84	62
Other Assets	218	191
Total Assets	$10,125	$8,090
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$647	$711
Accrued Expenses and Other	1,052	1,082
Current Debt	61	72
Current Operating Lease Liabilities	478	—
Income Taxes	134	121
Total Current Liabilities	2,372	1,986
Deferred Income Taxes	219	226
Long-term Debt	5,487	5,739
Long-term Operating Lease Liabilities	3,052	—
Other Long-term Liabilities	490	1,004
Shareholders’ Equity (Deficit):
Preferred Stock—$1.00 par value; 10 shares authorized; none issued	—	—
Common Stock—$0.50 par value; 1,000 shares authorized; 285 and 283 shares issued; 277 and 275 shares outstanding, respectively	142	141
Paid-in Capital	847	771
Accumulated Other Comprehensive Income	52	59
Retained Earnings (Deficit)	(2,182)	(1,482)
Less: Treasury Stock, at Average Cost; 8 and 8 shares, respectively	(358)	(358)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,499)	(869)
Noncontrolling Interest	4	4
Total Equity (Deficit)	(1,495)	(865)
Total Liabilities and Equity (Deficit)	$10,125	$8,090

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, January 28, 2017	286	$157	$650	$12	$205	$(1,753)	$2	$(727)
Net Income	—	—	—	—	983	—	—	983
Other Comprehensive Income	—	—	—	12	—	—	—	12
Total Comprehensive Income	—	—	—	12	983	—	—	995
Cash Dividends ($2.40 per share)	—	—	—	—	(686)	—	—	(686)
Repurchase of Common Stock	(9)	—	—	—	—	(445)	—	(445)
Treasury Share Retirement	—	(18)	(82)	—	(1,936)	2,036	—	—
Share-based Compensation and Other	3	2	110	—	—	—	—	112
Balance, February 3, 2018	280	$141	$678	$24	$(1,434)	$(162)	$2	$(751)
Cumulative Effect of Accounting Changes	—	—	—	(2)	(26)	—	—	(28)
Balance, February 4, 2018	280	$141	$678	$22	$(1,460)	$(162)	$2	$(779)
Net Income	—	—	—	—	644	—	—	644
Other Comprehensive Income	—	—	—	37	—	—	—	37
Total Comprehensive Income	—	—	—	37	644	—	—	681
Cash Dividends ($2.40 per share)	—	—	—	—	(666)	—	—	(666)
Repurchase of Common Stock	(5)	—	—	—	—	(196)	—	(196)
Share-based Compensation and Other	—	—	93	—	—	—	2	95
Balance, February 2, 2019	275	$141	$771	$59	$(1,482)	$(358)	$4	$(865)
Cumulative Effect of Accounting Change	—	—	—	—	(2)	—	—	(2)
Balance, February 3, 2019	275	$141	$771	$59	$(1,484)	$(358)	$4	$(867)
Net Loss	—	—	—	—	(366)	—	—	(366)
Other Comprehensive Loss	—	—	—	(7)	—	—	—	(7)
Total Comprehensive Loss	—	—	—	(7)	(366)	—	—	(373)
Cash Dividends ($1.20 per share)	—	—	—	—	(332)	—	—	(332)
Share-based Compensation and Other	2	1	76	—	—	—	—	77
Balance, February 1, 2020	277	$142	$847	$52	$(2,182)	$(358)	$4	$(1,495)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	2019	2018	2017
Operating Activities
Net Income (Loss)	$(366)	$644	$983
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	588	590	571
Amortization of Landlord Allowances	—	(43)	(47)
Share-based Compensation Expense	87	97	102
Deferred Income Taxes	(29)	(52)	(108)
Impairment of Goodwill	720	—	—
Long-lived Store Asset Impairment Charges	263	101	—
Loss on Divestiture of La Senza	—	99	—
Loss on Extinguishment of Debt	40	—	45
La Senza Charges	37	—	—
Gains on Distributions from Easton Investments	(5)	(8)	(20)
Unrealized Losses on Marketable Equity Securities	—	6	—
Changes in Assets and Liabilities, Net of Assets and Liabilities related to Divestiture:
Accounts Receivable	31	(63)	(13)
Inventories	(40)	(40)	(137)
Accounts Payable, Accrued Expenses and Other	(93)	29	50
Income Taxes Payable	18	(113)	(40)
Other Assets and Liabilities	(15)	130	20
Net Cash Provided by Operating Activities	1,236	1,377	1,406
Investing Activities
Capital Expenditures	(458)	(629)	(707)
Other Investing Activities	(22)	20	9
Net Cash Used for Investing Activities	(480)	(609)	(698)
Financing Activities
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	486	—	495
Payments of Long-term Debt	(799)	(52)	(540)
Borrowings from Secured Revolving Facility	12	92	—
Repayments of Secured Revolving Facility	(12)	(92)	—
Borrowings from Foreign Facilities	167	172	96
Repayments of Foreign Facilities	(162)	(109)	(44)
Dividends Paid	(332)	(666)	(686)
Repurchases of Common Stock	—	(198)	(446)
Tax Payments related to Share-based Awards	(13)	(13)	(32)
Proceeds from Exercise of Stock Options	1	1	38
Financing Costs and Other	(14)	(7)	(8)
Net Cash Used for Financing Activities	(666)	(872)	(1,127)
Effects of Exchange Rate Changes on Cash	(4)	2	—
Net Increase (Decrease) in Cash and Cash Equivalents	86	(102)	(419)
Cash and Cash Equivalents, Beginning of Year	1,413	1,515	1,934
Cash and Cash Equivalents, End of Year	$1,499	$1,413	$1,515

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
On February 20, 2020, the Company and SP VS Buyer LP ("Sycamore''), an affiliate of Sycamore Partners Management, L.P., entered into a Transaction Agreement pursuant to which, among other things, the Company will transfer certain assets and liabilities relating to its business conducted under the Victoria's Secret and PINK brands to a newly formed subsidiary of the Company ("Victoria's Secret Holdco'') and sell 55% of the equity interests of Victoria's Secret Holdco to Sycamore. The Company will retain 45% of the equity interests of Victoria's Secret Holdco. For additional information, see Note 23, "Subsequent Events."
Fiscal Year
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “2019” and "2018" refer to the 52-week periods ended February 1, 2020 and February 2, 2019, respectively. “2017” refers to the 53-week period ended February 3, 2018.
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
On January 6, 2019, the Company completed the sale of the La Senza business. For additional information, see Note 5, "Restructuring Activities."
Cash and Cash Equivalents
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company’s outstanding checks, which totaled $15 million as of February 1, 2020 and $13 million as of February 2, 2019, are included in Accounts Payable on the Consolidated Balance Sheets.
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
The Company records valuation adjustments to its inventories if the cost of inventory on hand exceeds the amount it expects to realize from the ultimate sale or disposal of the inventory. These estimates are based on management’s judgment regarding future demand, market conditions and analysis of historical experience.
The Company also records inventory loss adjustments for estimated physical inventory losses that have occurred since the date of the last physical inventory. These estimates are based on management’s analysis of historical results and operating trends.
Advertising Costs
Advertising and marketing costs are expensed at the time the promotion first appears in media, in the store or when the advertising is mailed. Advertising and marketing costs totaled $428 million for 2019, $476 million for 2018 and $383 million for 2017.
Property and Equipment
The Company’s property and equipment are recorded at cost and depreciation is computed on a straight-line basis using the following depreciable life ranges:

Category of Property and Equipment	Depreciable Life Range
Software, including software developed for internal use	3 - 5 years
Store related assets	3 - 10 years
Leasehold improvements	Shorter of lease term or 10 years
Non-store related building and site improvements	10 - 15 years
Other property and equipment	20 years
Buildings	30 years

When a decision has been made to dispose of property and equipment prior to the end of the previously estimated useful life, depreciation estimates are revised to reflect the use of the asset over the shortened estimated useful life. The Company’s cost of assets sold or retired and the related accumulated depreciation are removed from the accounts with any resulting gain or loss included in net income (loss). Maintenance and repairs are charged to expense as incurred. Major renewals and betterments that extend useful lives are capitalized.
Long-lived store assets, which include leasehold improvements, store related assets and operating lease assets (subsequent to the adoption of ASC 842, Leases), are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, the Company determines the fair value of the assets by comparing the contractual rent payments to estimated market rental rates.  An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets are determined using Level 3 inputs within the fair value hierarchy.
Leases and Leasehold Improvements
In the first quarter of 2019, the Company adopted ASC 842, Leases, using the modified retrospective approach. Results for 2019 are presented under ASC 842, while the prior period consolidated financial statements have not been adjusted and continue to be presented under the accounting standard in effect at that time.
The Company leases retail space, office space, warehouse facilities, storage space, equipment and certain other items under operating leases. A substantial portion of the Company’s leases are operating leases for its stores, which generally have an initial term of ten years. Annual store rent consists of a fixed minimum amount and/or variable rent based on a percentage of sales exceeding a stipulated amount. Store lease terms generally also require additional payments covering certain operating costs such as common area maintenance, utilities, insurance and taxes. Certain leases contain predetermined fixed escalations of minimum rentals or require periodic adjustments of minimum rentals depending on an index or rate. Additionally, certain leases contain incentives, such as construction allowances from landlords and/or rent abatements subsequent to taking possession of the leased property.

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
Goodwill is reviewed for impairment at the reporting unit level each year in the fourth quarter, and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that each reporting unit's fair value is less than its carrying value (including goodwill), or to proceed directly to the quantitative assessment which requires a comparison of the reporting unit's fair value to its carrying value (including goodwill). If the Company determines that the fair value of a reporting unit is less than its carrying value, the Company recognizes an impairment charge equal to the difference, not to exceed the total amount of goodwill allocated to the reporting unit. The Company's reporting units are determined in accordance with the provisions of ASC 350, Intangibles - Goodwill and Other.
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names. Intangible assets with indefinite lives are reviewed for impairment each year in the fourth quarter and may be reviewed more frequently if certain events occur or circumstances change. The Company has the option to either first perform a qualitative assessment to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, or to proceed directly to the quantitative assessment which requires a comparison of the fair value of the intangible asset to its carrying value. To determine if the fair value of the asset is less than its carrying amount, the Company will estimate the fair value, usually determined by the relief from royalty method under the income approach, and compare that value with its carrying amount. If the carrying value of the intangible asset exceeds its fair value, the Company recognizes an impairment charge equal to the difference.
Foreign Currency Translation
The functional currency of the Company’s foreign operations is generally the applicable local currency. Assets and liabilities are translated into U.S. dollars using the current exchange rates in effect as of the balance sheet date, while revenues and expenses are translated at the average exchange rates for the period. The Company’s resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. Accumulated foreign currency translation adjustments are reclassified to net income (loss) when realized upon sale or upon complete, or substantially complete, liquidation of the investment in the foreign entity.
Derivative Financial Instruments
The Company uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value.
For derivative financial instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss) in shareholders’ equity and reclassified into earnings in the same period during which the hedged item affects earnings. Gains and losses that are reclassified into earnings are recognized in the same line item on the Consolidated Statement of Income (Loss) as the underlying hedged item.

For derivative financial instruments that are not designated as hedging instruments, the gain or loss on the derivative instrument is recognized in current earnings in Other Income (Loss) on the Consolidated Statements of Income (Loss).
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
Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, taxes currently payable or refundable are accrued, and deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for realizable operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Company’s Consolidated Statement of Income (Loss) in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more likely than not that such assets will not be realized.
In determining the Company’s provision for income taxes, the Company considers permanent differences between book and tax income and statutory income tax rates. The Company’s effective income tax rate is affected by items including changes in tax law, the tax jurisdiction of new stores or business ventures and the level of earnings.
The Company follows a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and for which actual outcomes may differ from forecasted outcomes. The Company's policy is to include interest and penalties related to uncertain tax positions in income tax expense.
The Company’s income tax returns, like those of most companies, are periodically audited by domestic and foreign tax authorities. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income among various tax jurisdictions. At any one time, multiple tax years are subject to audit by the various tax authorities. A number of years may elapse before a particular matter for which the Company has established an accrual is audited and fully resolved or clarified. The Company adjusts its tax contingencies accrual and income tax provision in the period in which matters are effectively settled with tax authorities at amounts different from its established accrual, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available. The Company includes its tax contingencies accrual, including accrued penalties and interest, in Other Long-term Liabilities on the Consolidated Balance Sheets unless the liability is expected to be paid within one year. Changes to the tax contingencies accrual, including accrued penalties and interest, are included in Provision for Income Taxes on the Consolidated Statements of Income (Loss).

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
Revenue Recognition
In the first quarter of 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. Results for 2019 and 2018 are presented under ASC 606, while results for 2017 have not been adjusted and continue to be presented under the accounting standards in effect for that period.
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
Revenue earned in connection with Victoria’s Secret's private label credit card arrangement is recognized over the term of the license arrangement and is included in Net Sales in the 2019 and 2018 Consolidated Statements of Income (Loss).
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

General, Administrative and Store Operating Expenses
The Company’s general, administrative and store operating expenses primarily include payroll and benefit costs for its store-selling and administrative departments (including corporate functions), marketing, advertising and other operating expenses not specifically categorized elsewhere in the Consolidated Statements of Income (Loss).
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

2. New Accounting Pronouncements
Leases
In February 2016, the FASB issued ASC 842, Leases, which requires companies classified as lessees to account for most leases on their balance sheet but recognize expense on their income statement in a manner similar to legacy accounting. The standard also requires enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of expense recognized and expected to be recognized from existing leases. In July 2018, the FASB approved an amendment to the standard that provides companies a modified retrospective transition option that did not require earlier periods to be restated upon adoption.
The Company adopted the standard in the first quarter of 2019 under the modified retrospective approach. As allowed by the new standard, the Company elected the package of transition practical expedients but elected to not apply the hindsight practical expedient to its leases at transition.
Upon adoption at the beginning of 2019, the Company recorded operating lease liabilities of $3.7 billion and operating lease assets for its leases of $3.3 billion. The operating lease assets are net of $470 million of liabilities for deferred rent and unamortized landlord construction allowances that were previously recorded as Other Long-term Liabilities on the Consolidated Balance Sheet. The Company also recorded a decrease to opening retained earnings, net of tax, of $2 million. The adoption of the standard did not materially impact the Consolidated Statements of Income (Loss) or Cash Flows. See Note 8, “Leases” for additional disclosures required by the new standard.
Hedging Activities
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which is intended to better align risk management activities and financial reporting for hedging relationships. The standard eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. It also eases certain documentation and assessment requirements. The Company adopted the standard in the first quarter of 2019. The adoption of this standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.
Goodwill
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill. The standard eliminates the second step from the goodwill impairment test, which required a hypothetical purchase price allocation to determine the implied fair value of goodwill. Under the new standard, the goodwill impairment charge is the excess of the reporting unit's carrying value over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company adopted this standard in the third quarter of 2019 and performed its interim and annual goodwill impairment assessments in accordance with ASU 2017-04. For additional information, see Note 9, "Goodwill and Trade Names."
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

3. Revenue Recognition
In the first quarter of 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. Results for 2019 and 2018 are presented under ASC 606, while results for 2017 have not been adjusted and continue to be presented under the accounting standards in effect in that period.
Accounts receivable, net from revenue-generating activities were $152 million as of February 1, 2020 and $150 million as of February 2, 2019. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. The balance of deferred revenue was $342 million as of February 1, 2020 and $331 million as of February 2, 2019. The Company recognized $218 million as revenue in 2019 from amounts recorded as deferred revenue at the beginning of the period. As of February 1, 2020, the Company recorded deferred revenues of $330 million within Accrued Expenses and Other, and $12 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for 2019, 2018 and 2017:

	2019	2018	2017 (a)
	(in millions)
Victoria’s Secret Stores (b)	$5,112	$5,628	$5,879
Victoria’s Secret Direct	1,693	1,747	1,508
Total Victoria’s Secret	6,805	7,375	7,387
Bath & Body Works Stores (b)	4,212	3,907	3,589
Bath & Body Works Direct	958	724	559
Total Bath & Body Works	5,170	4,631	4,148
Victoria's Secret and Bath & Body Works International (c)	600	605	502
Other (d)	339	626	595
Total Net Sales	$12,914	$13,237	$12,632
_______________

(a)	2017 represents a 53-week fiscal year.

(b)	Includes company-owned stores in the U.S. and Canada.

(c)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(d)	Includes wholesale revenues from the Company's sourcing function. Results for 2018 and 2017 also include store and direct sales for Henri Bendel and La Senza.

4. Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings per share for 2019, 2018 and 2017:

	2019	2018	2017 (a)
	(in millions)
Weighted-average Common Shares:
Issued Shares	284	283	308
Treasury Shares	(8)	(7)	(24)
Basic Shares	276	276	284
Effect of Dilutive Options and Restricted Stock	—	3	3
Diluted Shares	276	279	287
Anti-dilutive Options and Awards (b)	9	5	4
 ________________

(a)	In November 2017, the Company retired 36 million shares of its Treasury Stock.

(b)
These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For 2019, the dilutive impact of outstanding options and awards were excluded from dilutive shares as a result of the Company's net loss for the period.

5. Restructuring Activities
La Senza
On January 6, 2019, in an effort to increase shareholder value and in order to focus on its larger core businesses, the Company divested its ownership interest in La Senza to an affiliate of Regent LP, a global private equity firm. Regent LP assumed La Senza’s operating assets and liabilities in exchange for potential future consideration upon the sale or other monetization of La Senza, as defined in the agreement.  In the fourth quarter of 2018, the Company recognized a pre-tax loss on the divestiture of $99 million, primarily related to $45 million of accumulated foreign currency translation adjustments reclassified into earnings that were previously recognized as a component of equity, as well as losses related to the transfer of the net working capital and long-lived store assets to the buyer. The loss is included in Loss on Divestiture of La Senza in the 2018 Consolidated Statement of Income (Loss). The after-tax loss on the divestiture was $55 million, which includes $44 million of tax benefits primarily associated with the recognition of previously unrecognized deferred tax assets. In 2019, the Company received cash proceeds of $12 million related to a net working capital settlement from the divestiture. These proceeds are included within Investing Activities in the 2019 Consolidated Statement of Cash Flows.
In conjunction with the transaction, certain of the Company's subsidiaries have remaining contingent obligations related to La Senza lease payments under the terms of existing noncancelable leases. In 2019, the Company's subsidiaries recognized pre-tax non-cash charges of $37 million to increase the reserves for potential exposure related to the La Senza business. These charges are included in Other Income (Loss) in the 2019 Consolidated Statement of Income (Loss). For additional information, see Note 17, "Commitments and Contingencies."
Additionally, the Company continues to provide technology and other operational support to La Senza for a period of time expected to continue into fiscal 2020.

Henri Bendel
The Company announced the closure of Henri Bendel in the third quarter of 2018. As a result, the Company recognized a pre-tax charge, primarily cash, consisting of lease termination costs, severance and other costs of $20 million in the third quarter of 2018. In the fourth quarter of 2018, the Company recognized an additional pre-tax charge of $3 million, primarily related to contract termination and employee retention costs. Restructuring charges of $14 million and $9 million are included in Costs of Goods Sold, Buying and Occupancy and General, Administrative and Store Operating Expenses, respectively, in the 2018 Consolidated Statement of Income (Loss).

6. Inventories
The following table provides details of inventories as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Finished Goods Merchandise	$1,152	$1,107
Raw Materials and Merchandise Components	135	141
Total Inventories	$1,287	$1,248

7. Property and Equipment, Net
The following table provides details of property and equipment, net as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Land and Improvements	$116	$116
Buildings and Improvements	496	492
Furniture, Fixtures, Software and Equipment	3,861	3,725
Leasehold Improvements	2,018	2,277
Construction in Progress	122	123
Total	6,613	6,733
Accumulated Depreciation and Amortization	(4,127)	(3,915)
Property and Equipment, Net	$2,486	$2,818

Depreciation expense was $588 million in 2019, $590 million in 2018 and $571 million in 2017.
Long-Lived Store Assets
In 2019 and 2018, the Company concluded that the negative operating results for certain of its Victoria's Secret stores were an indicator of potential impairment of the related store asset groups. The Company determined that the estimated undiscounted future cash flows were less than the carrying values and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates. Long-lived store asset impairment charges are included in Costs of Goods Sold, Buying & Occupancy in the Consolidated Statements of Income (Loss).
The following table provides long-lived store asset impairment charges included in the Consolidated Statements of Income (Loss) for 2019 and 2018:

	Store Asset Impairment		Operating Lease Asset Impairment		Total Impairment
	2019	2018	2019	2018	2019	2018
	(in millions)
Victoria's Secret (a)	$47	$70	$4	$—	$51	$70
Victoria's Secret and Bath & Body Works International (b)	151	31	61	—	212	31
Total	$198	$101	$65	$—	$263	$101
 ________________

(a)	Includes stores in the U.S. and Canada.

(b)	Includes stores in Greater China, the U.K. and Ireland.

8. Leases
In the first quarter of 2019, the Company adopted ASC 842, Leases, using the modified retrospective approach. Results for 2019 are presented under ASC 842, while prior periods consolidated financial statements have not been adjusted and continue to be presented under the accounting standards in effect at that time.
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
The Company has provided residual value guarantees in connection with noncancelable operating leases of certain assets. For additional information, see Note 17, “Commitments and Contingencies.”

The following table provides the components of lease cost for operating leases for 2019:

(in millions)
Operating Lease Costs (a)	$769
Variable Lease Costs	100
Short-term Lease Costs	30
Total Lease Cost	$899
_______________

(a)
As discussed in Note 7, "Property and Equipment, Net," the Company recognized operating lease asset impairment charges of $65 million during 2019, which is included as additional operating lease costs.

The following table provides future maturities of operating lease liabilities as of February 1, 2020:

Fiscal Year	(in millions)
2020	$674
2021	693
2022	619
2023	558
2024	481
Thereafter	1,475
Total Lease Payments	$4,500
Less: Interest	(970)
Present Value of Operating Lease Liabilities	$3,530

As of February 1, 2020, the Company has additional operating lease commitments that have not yet commenced of approximately $264 million.
The following table provides the weighted-average remaining lease term and discount rate for operating leases with lease liabilities as of February 1, 2020:

Weighted Average Remaining Lease Term (years)	7.4
Weighted Average Discount Rate	6.2%

During 2019, the Company paid $708 million for operating lease liabilities recorded on the balance sheet. These payments are included within the Operating Activities section of the 2019 Consolidated Statement of Cash Flows.
During 2019, the Company obtained $313 million of additional lease assets as a result of new operating lease obligations.
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
The Company recorded $21 million and $26 million of finance lease assets, net of accumulated amortization, in Property and Equipment, Net on the February 1, 2020 and February 2, 2019 Consolidated Balance Sheets, respectively. Additionally, the Company recorded finance lease liabilities of $8 million in Accrued Expenses and Other and $13 million in Other Long-term Liabilities on the February 1, 2020 Consolidated Balance Sheet, and $8 million in Accrued Expenses and Other and $19 million in Other Long-term Liabilities on the February 2, 2019 Consolidated Balance Sheet.
Asset Retirement Obligations
The Company has asset retirement obligations related to certain company-owned international stores that contractually obligate the Company to remove leasehold improvements at the end of a lease. The Company's liabilities for asset retirement obligations totaled $22 million as of February 1, 2020 and $18 million as of February 2, 2019. These liabilities are included in Other Long-term Liabilities on the Consolidated Balance Sheets.

Disclosures for 2018 and 2017
The following table provides rent expense, as presented under the prior accounting standard, for 2018 and 2017:

	2018	2017
	(in millions)
Store Rent:
Fixed Minimum	$663	$642
Contingent	72	67
Total Store Rent	735	709
Office, Equipment and Other	98	94
Gross Rent Expense	833	803
Sublease Rental Income	(2)	(2)
Total Rent Expense	$831	$801

9. Goodwill and Trade Names
Goodwill
The following table provides detail regarding the composition of goodwill as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Bath & Body Works	$628	$628
Victoria's Secret	—	690
Victoria's Secret and Bath & Body Works International	—	30
Goodwill	$628	$1,348

As of the end of the third quarter of 2019, the Company performed a quantitative interim impairment assessment over the Victoria's Secret and Greater China reporting units. An interim assessment was performed in consideration of the negative performance of these reporting units and their impact on the sustained decline in the Company's market capitalization. Further, for the Greater China reporting unit, the Company considered the results of the long-lived store asset impairment assessment.
The interim assessment concluded that the fair value of the Victoria's Secret reporting unit, which was based on a weighted average of the income and market approaches, exceeded its carrying value. However, the fair value of the Greater China reporting unit, which was based on the income approach, did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $30 million in the third quarter of 2019 related to the Greater China reporting unit. This charge is included in Impairment of Goodwill in the 2019 Consolidated Statement of Income (Loss).
As of the end of the fourth quarter of 2019, the Company performed its annual goodwill impairment assessment over the Bath & Body Works and Victoria's Secret reporting units. The fair value of the Bath & Body Works reporting unit was estimated using a weighted average of the income and market approaches. As a result of continued fourth quarter declines in business performance and increased risk, volatility and uncertainty related to the Victoria's Secret reporting unit, the Company estimated its fair value using a market approach.
The annual assessment concluded that the fair value of the Victoria's Secret reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $690 million in the fourth quarter of 2019 related to the Victoria's Secret reporting unit. This charge is included in Impairment of Goodwill in the 2019 Consolidated Statement of Income (Loss). The annual assessment also concluded that the fair value of the Bath & Body Works reporting unit exceeded its carrying value.
The market approach is based on earnings multiples of selected guideline public companies, while the income approach is based on estimated discounted future cash flows. The approaches, which are determined using Level 3 inputs within the fair value hierarchy, incorporated a number of significant assumptions and judgments including, but not limited to, estimated future cash flows, multiples of earnings of similar public companies, discount rates, income tax rates, terminal growth rates and an implied control premium relative to the Company's market capitalization.

Intangible Assets—Indefinite Lives
Intangible assets with indefinite lives represent the Victoria’s Secret and Bath & Body Works trade names. The following table provides additional detail regarding the composition of trade names as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Victoria's Secret	$246	$246
Bath & Body Works	165	165
Trade Names	$411	$411

As of the end of the third quarter of 2019, the Company performed a quantitative interim impairment assessment of the Victoria's Secret trade name. An interim assessment was performed in consideration of the negative performance of Victoria's Secret. To estimate the fair value of the Victoria's Secret trade name, the Company used the relief from royalty method under the income approach. The interim assessment concluded that the fair value of the Victoria's Secret trade name exceeded its carrying value.
As of the end of the fourth quarter of 2019, the Company performed its annual impairment assessment of the Victoria's Secret and Bath & Body Works trade names. To estimate the fair value of the trade names, the Company used the relief from royalty method under the income approach. The annual assessment concluded that the fair values of the trade names were in excess of their respective carrying values.

10. Equity Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $118 million as of February 1, 2020 and $89 million as of February 2, 2019, are recorded in Other Assets on the Consolidated Balance Sheets.
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
The Company received cash distributions of $7 million, $16 million and $29 million during 2019, 2018 and 2017, respectively, from certain of its Easton investments which are included as return of capital within Investing Activities of the Consolidated Statements of Cash Flows. As a result of these distributions, the Company recognized pre-tax gains totaling $5 million, $8 million and $20 million during 2019, 2018 and 2017, respectively, which are included in Other Income (Loss) in the Consolidated Statements of Income (Loss).
11. Accrued Expenses and Other
The following table provides additional information about the composition of Accrued Expenses and Other as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Deferred Revenue, Principally from Gift Card Sales	$330	$316
Compensation, Payroll Taxes and Benefits	216	215
Interest	94	92
Taxes, Other than Income	74	78
Accrued Claims on Self-insured Activities	40	45
Rent	35	39
Returns Reserve	23	27
Other	240	270
Total Accrued Expenses and Other	$1,052	$1,082

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
On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted into law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The TCJA reduced the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
The following table provides the components of the Company’s provision for income taxes for 2019, 2018 and 2017:

	2019	2018	2017
	(in millions)
Current:
U.S. Federal	$156	$212	$366
U.S. State	35	37	49
Non-U.S.	23	16	22
Total	214	265	437
Deferred:
U.S. Federal	(7)	(4)	(114)
U.S. State	1	2	6
Non-U.S.	(23)	(50)	—
Total	(29)	(52)	(108)
Provision for Income Taxes	$185	$213	$329

The non-U.S. component of pre-tax income, arising principally from overseas operations, was a loss of $226 million, loss of $14 million and income of $99 million for 2019, 2018 and 2017, respectively.
The following table provides the reconciliation between the statutory federal income tax rate and the effective tax rate for 2019, 2018 and 2017:

	2019	2018	2017
Federal Income Tax Rate	21.0%	21.0%	33.7%
State Income Taxes, Net of Federal Income Tax Effect	(23.0%)	6.0%	3.6%
Impact of Non-U.S. Operations	(5.7%)	2.3%	(1.4%)
Goodwill Impairment	(80.8%)	—%	—%
Change in Valuation Allowance	(18.5%)	(1.1%)	(0.1%)
Divestiture of La Senza	—%	(2.7%)	—%
U.S. Net Deferred Tax Liability Remeasurement	—%	—%	(12.1%)
Deemed Mandatory Repatriation	—%	—%	5.1%
Share-Based Compensation	(7.7%)	1.0%	(1.0%)
Uncertain Tax Positions	12.3%	(0.5%)	(1.2%)
Other Items, Net	0.5%	(1.1%)	(1.5%)
Effective Tax Rate	(101.9%)	24.9%	25.1%

Deferred Taxes
The following table provides the effect of temporary differences that cause deferred income taxes as of February 1, 2020 and February 2, 2019. Deferred tax assets and liabilities represent the future effects on income taxes resulting from temporary differences and carryforwards at the end of the respective year.

	February 1, 2020			February 2, 2019
	Assets	Liabilities	Total	Assets	Liabilities	Total
	(in millions)
Operating Loss Carryforwards	$247	$—	$247	$217	$—	$217
Non-qualified Retirement Plan	62	—	62	64	—	64
Leases	746	(712)	34	50	—	50
Share-based Compensation	40	—	40	47	—	47
Deferred Revenue	20	—	20	28	—	28
Property and Equipment	—	(230)	(230)	—	(278)	(278)
Trade Names and Other Intangibles	—	(94)	(94)	—	(93)	(93)
Other Assets	—	(60)	(60)	—	(60)	(60)
Other, Net	70	(20)	50	60	(27)	33
Valuation Allowance	(204)	—	(204)	(172)	—	(172)
Total Deferred Income Taxes	$981	$(1,116)	$(135)	$294	$(458)	$(164)

As of February 1, 2020, the Company had available for state income tax purposes net operating loss carryforwards which expire, if unused, in the years 2020 through 2039. For those states where the Company has determined that it is more likely than not that the state net operating loss carryforwards will not be realized, a valuation allowance has been provided.
As of February 1, 2020, the Company had available for non-U.S. tax purposes net operating loss carryforwards which have an indefinite life and net operating loss carryforwards which expire, if unused, in the years 2028 through 2039. For certain jurisdictions where the Company has determined that it is more likely than not that the net operating loss carryforwards will not be realized, a valuation allowance has been provided on those net operating loss carryforwards as well as other net deferred tax assets.
Income tax payments were $228 million for 2019, $324 million for 2018 and $494 million for 2017.
Uncertain Tax Positions
The following table summarizes the activity related to the Company’s unrecognized tax benefits for U.S. federal, state & non-U.S. tax jurisdictions for 2019, 2018 and 2017, without interest and penalties:

	2019	2018	2017
	(in millions)
Gross Unrecognized Tax Benefits, as of the Beginning of the Fiscal Year	$114	$67	$90
Increases to Unrecognized Tax Benefits for Prior Years	15	35	3
Decreases to Unrecognized Tax Benefits for Prior Years	(22)	(25)	(22)
Increases to Unrecognized Tax Benefits as a Result of Current Year Activity	3	44	7
Decreases to Unrecognized Tax Benefits Relating to Settlements with Taxing Authorities	(16)	—	(2)
Decreases to Unrecognized Tax Benefits as a Result of a Lapse of the Applicable Statute of Limitations	(6)	(7)	(9)
Gross Unrecognized Tax Benefits, as of the End of the Fiscal Year	$88	$114	$67

Of the total gross unrecognized tax benefits, approximately $81 million, $104 million and $46 million, at February 1, 2020, February 2, 2019, and February 3, 2018, respectively, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. These amounts are net of the offsetting tax effects from other tax jurisdictions.
Of the total unrecognized tax benefits, it is reasonably possible that $66 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.
The Company recognizes interest and penalties related to unrecognized tax benefits as components of income tax expense. The Company recognized an income tax benefit from interest and penalties of less than $1 million, $5 million and $2 million in 2019, 2018 and 2017, respectively. The Company has accrued $12 million for the payment of interest and penalties as of both February 1, 2020 and February 2, 2019. Accrued interest and penalties are included within Other Long-term Liabilities on the Consolidated Balance Sheets.
The Company files U.S. federal income tax returns as well as income tax returns in various states and in non-U.S. jurisdictions. The Company is a participant in the Compliance Assurance Process ("CAP"), which is a program made available by the Internal Revenue Service ("IRS") to certain qualifying large taxpayers, under which participants work collaboratively with the IRS to identify and resolve potential tax issues through open, cooperative and transparent interaction prior to the annual filing of their federal income tax return. The IRS is currently examining the Company's 2018 consolidated U.S. federal income tax return.
The Company is also subject to various U.S. state and local income tax examinations for the years 2015 to 2018. Finally, the Company is subject to multiple non-U.S. tax jurisdiction examinations for the years 2007 to 2018. In some situations, the Company determines that it does not have a filing requirement in a particular tax jurisdiction. Where no return has been filed, no statute of limitations applies. Accordingly, if a tax jurisdiction reaches a conclusion that a filing requirement does exist, additional years may be reviewed by the tax authority. The Company believes it has appropriately accounted for uncertainties related to this issue.

13. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$991	$990
$860 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	858	952
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	487	—
$450 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	450	776
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 ("2027 Notes")	276	273
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	—	337
Secured Foreign Facilities	103	91
Total Senior Debt with Subsidiary Guarantee	$4,852	$5,106
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	298	297
Unsecured Foreign Facilities	50	60
Total Senior Debt	$696	$705
Total	$5,548	$5,811
Current Debt	(61)	(72)
Total Long-term Debt, Net of Current Portion	$5,487	$5,739

The following table provides principal payments due on outstanding debt in the next five fiscal years and the remaining years thereafter:

Fiscal Year (in millions)
2020	$61
2021	459
2022	869
2023	569
2024	5
Thereafter	$3,648

Cash paid for interest was $363 million in 2019, $380 million in 2018 and $391 million in 2017.
Issuance of Notes
In June 2019, the Company issued $500 million of 7.50% notes due in June 2029. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $486 million, which were net of discounts and issuance costs of $14 million. The discounts and issuance costs are being amortized through the maturity date and are included within Long-term Debt on the February 1, 2020 Consolidated Balance Sheet.
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

In the second quarter of 2019, the Company recognized a pre-tax loss on extinguishment of debt of $40 million (after-tax loss of $30 million), which includes redemption fees and the write-off of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2019 Consolidated Statement of Income (Loss).
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
Secured Revolving Facility
The Company and the Guarantors guarantee and pledge collateral to secure the Secured Revolving Facility. The Secured Revolving Facility has aggregate availability of $1 billion and allows the Company and certain of the Company's non-U.S. subsidiaries to borrow and obtain letters of credit in U.S. dollars, Canadian dollars, Euros, Hong Kong dollars or British pounds.
In August 2019, the Company entered into an amendment and restatement of the Secured Revolving Facility. The Amendment maintained the aggregate availability under the Secured Revolving Facility at $1 billion and extended the expiration date from May 2022 to August 2024. The Company incurred fees related to the Amendment of $5 million, which were capitalized and are recorded in Other Assets on the February 1, 2020 Consolidated Balance Sheet and are being amortized over the remaining term of the Secured Revolving Facility.
The Secured Revolving Facility fees related to committed and unutilized amounts are 0.30% per annum, and the fees related to outstanding letters of credit are 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings is LIBOR plus 1.75% per annum. The interest rate on outstanding foreign denominated borrowings is the applicable benchmark rate plus 1.75% per annum.
The Secured Revolving Facility contains fixed charge coverage and debt to EBITDA financial covenants. The Company is required to maintain a fixed charge coverage ratio of not less than 1.75 to 1.00 and a consolidated debt to consolidated EBITDA ratio not exceeding 4.00 to 1.00 for the most recent four-quarter period. Additionally, the Secured Revolving Facility provides that investments and restricted payments may be made, without limitation on amount, if (a) at the time of and after giving effect to such investment or restricted payment, the ratio of consolidated debt to consolidated EBITDA for the most recent four-quarter period is less than 3.50 to 1.00 and (b) no default or event of default exists. As of February 1, 2020, the Company was in compliance with both of its financial covenants, and the ratio of consolidated debt to consolidated EBITDA was less than 3.50 to 1.00.
During 2019, the Company borrowed and repaid $12 million under the Secured Revolving Facility. As of February 1, 2020, there were no borrowings outstanding under the Secured Revolving Facility.
The Secured Revolving Facility supports the Company’s letter of credit program. The Company had $19 million of outstanding letters of credit as of February 1, 2020 that reduced its availability under the Secured Revolving Facility.
On March 16, 2020, the Company elected to borrow $950 million from the Secured Revolving Facility, leaving our availability under the Secured Revolving Facility at $22 million. For additional information, see Note 23, "Subsequent Events."
Secured Foreign Facilities
The Company and the Guarantors guarantee and pledge collateral to secure revolving and term loan bank facilities used by certain of the Company's Greater China subsidiaries to support their operations. The Secured Foreign Facilities have availability totaling $150 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for each borrowing. During 2019, the Company borrowed $117 million and made payments of $103 million under the Secured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2019 was $103 million. Borrowings on the Secured Foreign Facilities mature between March 2020 and August 2024. As of February 1, 2020, borrowings of $11 million are included within Current Debt on the Consolidated Balance Sheet and the remaining borrowings are included within Long-term Debt.
Unsecured Foreign Facilities
The Company guarantees unsecured revolving and term loan bank facilities used by certain of the Company's Greater China subsidiaries to support their operations. The Unsecured Foreign Facilities have availability totaling $75 million. The interest rates on outstanding borrowings are based upon the applicable benchmark rate for each borrowing. During 2019, the Company borrowed $50 million and made payments of $59 million under the Unsecured Foreign Facilities. The maximum daily amount outstanding at any point in time in 2019 was $74 million. Borrowings on the Unsecured Foreign Facilities mature between March 2020 and April 2020. As of February 1, 2020, borrowings of $50 million are included within Current Debt on the Consolidated Balance Sheet.

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
The Company uses foreign currency forward contracts to mitigate the impact of fluctuations in foreign currency exchange rates relative to recognized payable balances denominated in non-functional currencies. The fair value of these non-designated foreign currency forward contracts is not significant as of February 1, 2020.
The following table provides the U.S. dollar notional amount of outstanding foreign currency derivative financial instruments as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Notional Amount	$139	$147

The following table provides a summary of the fair value and balance sheet classification of outstanding derivative financial instruments designated as foreign currency cash flow hedges as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Other Current Assets	$1	$2
Accrued Expenses and Other	1	—

The following table provides a summary of the pre-tax financial statement effect of the gains and losses on derivative financial instruments designated as foreign currency cash flow hedges for 2019 and 2018:

	2019	2018
	(in millions)
Gain (Loss) Recognized in Accumulated Other Comprehensive Income	$2	$11
(Gain) Loss Reclassified from Accumulated Other Comprehensive Income into Costs of Goods Sold, Buying and Occupancy Expense	(5)	2

The Company estimates that less than $1 million of net gains included in accumulated other comprehensive income as of February 1, 2020 related to foreign currency forward contracts designated as cash flow hedges will be reclassified into earnings within the following 12 months. Actual amounts ultimately reclassified depend on the exchange rates in effect when derivative contracts that are currently outstanding mature.

15. Fair Value Measurements
The following table provides a summary of assets and liabilities measured in the consolidated financial statements at fair value on a recurring basis as of February 1, 2020 and February 2, 2019:

	Level 1	Level 2	Level 3	Total
	(in millions)
As of February 1, 2020
Assets:
Cash and Cash Equivalents	$1,499	$—	$—	$1,499
Foreign Currency Cash Flow Hedges	—	1	—	1
Liabilities:
Foreign Currency Cash Flow Hedges	—	1	—	1
As of February 2, 2019
Assets:
Cash and Cash Equivalents	$1,413	$—	$—	$1,413
Marketable Equity Securities	11	—	—	11
Foreign Currency Cash Flow Hedges	—	2	—	2

The Company's Level 1 fair value measurements use unadjusted quoted prices in active markets for identical assets. The Company's marketable equity securities were classified as Level 1 fair value measurements as they are traded with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis. During 2019, the Company received cash proceeds of $10 million related to sales of its marketable equity securities, which are included within Investing Activities in the 2019 Consolidated Statement of Cash Flows.
The Company’s Level 2 fair value measurements use market approach valuation techniques. The primary inputs to these techniques include foreign currency exchange rates, as applicable to the underlying instruments.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Principal Value	$5,458	$5,722
Fair Value, Estimated (a)	5,555	5,340
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

The following table provides the rollforward of accumulated other comprehensive income for 2019:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2019	$57	$2	$59
Other Comprehensive Income (Loss) Before Reclassifications	(5)	2	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(5)	(5)
Tax Effect	—	1	1
Current-period Other Comprehensive Income (Loss)	(5)	(2)	(7)
Balance as of February 1, 2020	$52	$—	$52

The following table provides the rollforward of accumulated other comprehensive income for 2018:

	Foreign Currency Translation	Cash Flow Hedges	Marketable Equity Securities	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 3, 2018	$32	$(10)	$2	$24
Amount reclassified to Retained Earnings upon adoption of ASC 321, Investments - Equity Securities	—	—	(2)	(2)
Balance as of February 4, 2018	32	(10)	—	22
Other Comprehensive Income (Loss) Before Reclassifications	(20)	11	—	(9)
Amounts Reclassified from Accumulated Other Comprehensive Income	45	2	—	47
Tax Effect	—	(1)	—	(1)
Current-period Other Comprehensive Income	25	12	—	37
Balance as of February 2, 2019	$57	$2	$—	$59

As a result of the divestiture of La Senza in 2018, the Company reclassified $45 million of accumulated foreign-currency translation adjustments out of accumulated other comprehensive income and into earnings. For additional information, see Note 5, "Restructuring Activities."

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that the Company made false and/or misleading statements relating to the November 2018 announcement that the Company was reducing its quarterly dividend. In September 2019, a different plaintiff shareholder filed a second putative class action complaint in the U.S. District Court for the Southern District of Ohio containing substantially the same allegations and seeking substantially the same relief.  In October 2019, the Court issued an order consolidating the two putative class actions, appointing a lead plaintiff, and approving that lead plaintiff’s selection of lead counsel.  The lead plaintiff filed a consolidated amended complaint on December 20, 2019 that asserted substantially the same allegations and sought substantially the same relief as the initial complaint.  The Company filed a motion to dismiss the consolidated amended complaint on February 18, 2020.  The lead plaintiff must file any opposition to our motion to dismiss no later than May 4, 2020.  The Company's reply brief in further support of our motion to dismiss is due on June 3, 2020. The Company views this lawsuit as meritless and intends to defend against this lawsuit vigorously.
On February 19, 2020, a plaintiff shareholder filed a complaint in the U.S. District Court for the Southern District of Ohio alleging derivative claims on behalf of the Company against certain of its current and former directors and officers.  The Company was named as nominal defendant.  The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment in connection with alleged misstatements about our quarterly dividend prior to the announced reduction of the dividend in November 2018. The Company intends to seek dismissal of the lawsuit.
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of the Company's subsidiaries have remaining contingent obligations of $40 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As part of the sale, a liability of $5 million was recorded for these obligations. During 2019, an additional reserve of $35 million was recorded related to these obligations and certain other items. As of February 1, 2020, reserves of $8 million are included within Accrued Expenses and Other on the Consolidated Balance Sheet and the remaining reserves are included within Other Long-term Liabilities.
Other
In connection with noncancelable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. The Company recorded a liability of $17 million and $11 million related to these guarantee obligations as of February 1, 2020 and February 2, 2019, respectively. This liability is included in Current Operating Lease Liabilities on the February 1, 2020 Consolidated Balance Sheet, and in Other Long-term Liabilities on the February 2, 2019 Consolidated Balance Sheet.

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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $79 million for 2019, $76 million for 2018 and $68 million for 2017.
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
The definitive agreement between the Company and Sycamore for the sale to Sycamore of the 55% interest in Victoria's Secret requires that the Company terminate its non-qualified supplemental retirement plan as of the closing with respect to participants affected by the sale and for all other participants within six months. On March 11, 2020, the Compensation Committee of the Board of Directors authorized management of the Company to take steps to terminate the plan as to all participants.  The timing and specifics of such termination have not yet been determined.  Any remaining benefits and obligations under the non-qualified plan are expected to be paid out in full approximately one year following the applicable termination. For additional information regarding the Victoria's Secret transaction, see Note 23, "Subsequent Events."

The following table provides the Company’s annual activity for this plan and year-end liability, included in Other Long-term Liabilities on the Consolidated Balance Sheets, as of February 1, 2020 and February 2, 2019:

	February 1, 2020	February 2, 2019
	(in millions)
Balance at Beginning of Year	$278	$269
Contributions:
Associate	8	10
Company	12	11
Interest	14	13
Distributions	(32)	(25)
Balance at End of Year	$280	$278

Total expense recognized related to the non-qualified plan was $26 million for 2019, $24 million for 2018 and $20 million for 2017.

19. Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
The Company did not repurchase any shares during 2019.
Under the authority of the Company’s Board of Directors, the Company repurchased shares of its common stock under the following repurchase programs for fiscal 2018 and 2017:

		Shares Repurchased		Amount Repurchased		Average Stock Price of Shares Repurchased within Program
Repurchase Program	Amount Authorized	2018	2017	2018	2017
	(in millions)	(in thousands)		(in millions)
March 2018	$250	4,852	NA	$171	NA	$35.29
September 2017	250	527	3,858	25	$202	$51.72
February 2017	250	NA	5,500	NA	240	$43.57
February 2016	500	NA	51	NA	3	$76.47
Total		5,379	9,409	$196	$445

In March 2018, the Company's Board of Directors approved a new $250 million share repurchase program, which included the $23 million remaining under the September 2017 repurchase program.
The March 2018 repurchase program had $79 million remaining as of February 1, 2020.
Treasury Stock Retirement
In November 2017, the Company retired 36 million shares of its treasury stock. The retirement resulted in a reduction of $2.036 billion in Treasury Stock, $18 million in the par value of Common Stock, $82 million in Paid-in Capital and $1.936 billion in Retained Earnings.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during fiscal 2019, 2018 and 2017:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2019
Fourth Quarter	$0.30	$83
Third Quarter	0.30	83
Second Quarter	0.30	83
First Quarter	0.30	83
2019 Total	$1.20	$332
2018
Fourth Quarter	$0.60	$166
Third Quarter	0.60	165
Second Quarter	0.60	167
First Quarter	0.60	168
2018 Total	$2.40	$666
2017
Fourth Quarter	$0.60	$170
Third Quarter	0.60	172
Second Quarter	0.60	172
First Quarter	0.60	172
2017 Total	$2.40	$686
Subsequent to February 1, 2020, the Company's Board of Directors declared the first quarter of 2020 ordinary dividend of $0.30 per share.

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
Under the Company’s plans, 160 million options, restricted and unrestricted shares have been authorized to be granted to employees and directors. There were 5 million options and shares available for grant as of February 1, 2020.

Stock Options
The following table provides the Company’s stock option activity for the fiscal year ended February 1, 2020:

	Number of Shares	Weighted Average Option Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in thousands)
Outstanding as of February 2, 2019	5,292	$53.14
Granted	519	27.67
Exercised	(136)	7.44
Cancelled	(395)	52.22
Outstanding as of February 1, 2020	5,280	$51.87	6.03	$318
Vested and Expected to Vest as of February 1, 2020 (a)	5,190	52.29	5.99	318
Options Exercisable as of February 1, 2020	3,372	57.07	4.93	318
 ________________

(a)	The number of options expected to vest includes an estimate of expected forfeitures.
Intrinsic value for stock options is the difference between the current market value of the Company’s stock and the option strike price. The total intrinsic value of options exercised was $3 million for 2019, $2 million for 2018 and $44 million for 2017.
The total fair value at grant date of option awards vested was $9 million for 2019 and 2018, and $10 million for 2017.
The Company’s total unrecognized compensation cost, net of estimated forfeitures, related to nonvested options was $8 million as of February 1, 2020. This cost is expected to be recognized over a weighted-average period of 1.8 years.
The weighted-average estimated fair value of stock options granted was $6.05 per share for 2019, $6.76 per share for 2018 and $5.96 per share for 2017.
Cash received from stock options exercised was $1 million for 2019 and 2018, and $38 million for 2017. Tax benefits realized from tax deductions associated with stock options exercised was less than $1 million for 2019 and 2018, and $16 million for 2017.
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
The following table contains the weighted-average assumptions used during 2019, 2018 and 2017:

	2019	2018	2017
Expected Volatility	40%	36%	28%
Risk-free Interest Rate	2.2%	2.5%	1.5%
Dividend Yield	4.4%	5.8%	5.1%
Expected Life (in years)	3.2	2.9	3.0

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

Restricted Stock
The following table provides the Company’s restricted stock activity for the fiscal year ended February 1, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Unvested as of February 2, 2019	6,689	$45.29
Granted	4,161	23.34
Vested	(1,570)	66.44
Cancelled	(618)	30.75
Unvested as of February 1, 2020	8,662	$32.00

The Company’s total intrinsic value of restricted stock vested was $39 million for 2019, $44 million for 2018 and $86 million for 2017.
The Company’s total fair value at grant date of awards vested was $104 million for 2019, $86 million for 2018 and $87 million for 2017. The fair value of restricted stock awards is based on the market value of an unrestricted share on the grant date adjusted for anticipated dividend yields.
As of February 1, 2020, there was $103 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock. That cost is expected to be recognized over a weighted-average period of 1.9 years.
The weighted-average estimated fair value of restricted stock granted was $23.34 per share for 2019, $30.43 per share for 2018 and $39.21 per share for 2017.
Tax benefits realized from tax deductions associated with restricted stock vested were $10 million for 2019 and 2018, and $32 million for 2017.
Income Statement Impact
The following table provides share-based compensation expense included in the Consolidated Statements of Income (Loss) for 2019, 2018 and 2017:

	2019	2018	2017
	(in millions)
Costs of Goods Sold, Buying and Occupancy	$29	$29	$32
General, Administrative and Store Operating Expenses	58	68	70
Total Share-based Compensation Expense	$87	$97	$102

The tax benefit associated with recognized share-based compensation expense was $18 million for 2019, $20 million for 2018 and $23 million for 2017.

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
Other includes Mast Global, a merchandise sourcing and production function serving the Company and its international partners, and Corporate functions, including non-core real estate, equity investments and other governance functions such as treasury and tax. Results for 2018 and 2017 also include La Senza and Henri Bendel.
The following table provides the Company’s segment information as of and for the fiscal years ended February 1, 2020, February 2, 2019 and February 3, 2018:

	Victoria’s Secret	Bath & Body Works	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2019
Net Sales	$6,805	$5,170	$600	$339	$12,914
Depreciation and Amortization	284	155	40	109	588
Operating Income (Loss) (a)	(616)	1,191	(236)	(81)	258
Total Assets (b) (c)	3,883	2,837	939	2,466	10,125
Capital Expenditures	76	206	24	152	458
2018
Net Sales	$7,375	$4,631	$605	$626	$13,237
Depreciation and Amortization	280	121	43	103	547
Operating Income (Loss) (d)	462	1,077	(37)	(265)	1,237
Total Assets (b)	3,129	1,898	842	2,221	8,090
Capital Expenditures	150	242	97	140	629
2017
Net Sales	$7,387	$4,148	$502	$595	$12,632
Depreciation and Amortization	279	101	30	114	524
Operating Income (Loss)	932	953	5	(162)	1,728
Total Assets (b)	3,369	1,753	800	2,227	8,149
Capital Expenditures	270	232	111	94	707
________________

(a)
Victoria's Secret includes goodwill and long-lived store asset impairment charges of $690 million and $51 million, respectively. Victoria's Secret and Bath & Body Works International includes long-lived store asset and goodwill impairment charges of $212 million and $30 million, respectively. For additional information see Note 7, “Property and Equipment, Net" and Note 9, "Goodwill and Trade Names."

(b)	Assets are allocated to the operating segments based on decision making authority relevant to the applicable assets.

(c)	The 2019 amounts reflect the Company's adoption of ASC 842, Leases, in the first quarter of 2019.

(d)
Victoria's Secret and Victoria's Secret and Bath & Body Works International includes long-lived store asset impairment charges of $70 million and $31 million, respectively, and Other includes a loss on the sale of La Senza of $99 million and Henri Bendel closures costs of $23 million. For additional information see Note 5, “Restructuring Activities" and Note 7, “Property and Equipment, Net."

The Company’s international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company's international net sales across all segments totaled $1.496 billion in 2019, $1.683 billion in 2018 and $1.553 billion in 2017. The Company’s internationally based long-lived assets were $713 million as of February 1, 2020 and $454 million as of February 2, 2019.

22. Quarterly Financial Data (Unaudited)
The following table provides summarized quarterly financial data for 2019:

	Fiscal Quarter Ended
	May 4, 2019	August 3, 2019 (a)	November 2, 2019 (b)(c)(d)	February 1, 2020 (e)(f)
	(in millions except per share data)
Net Sales	$2,629	$2,902	$2,677	$4,707
Gross Profit	934	983	741	1,794
Operating Income (Loss)	153	175	(151)	82
Income (Loss) Before Income Taxes	60	42	(277)	(7)
Net Income (Loss)	40	38	(252)	(192)
Net Income (Loss) Per Basic Share (g)	$0.15	$0.14	$(0.91)	$(0.70)
Net Income (Loss) Per Diluted Share (g)	$0.14	$0.14	$(0.91)	$(0.70)
 ________________

(a)	Net income includes the effect of a $40 million pre-tax loss ($30 million after-tax) associated with the early redemption of $764 million of outstanding notes maturing between 2020 and 2022.

(b)	Gross profit includes the effect of a $218 million pre-tax impairment charge ($200 million after-tax) related to certain Victoria's Secret long-lived store assets.

(c)	Operating loss includes the effect of a $30 million (no tax impact) goodwill impairment charge related to the Greater China reporting unit.

(d)	Net loss includes the effect of a $37 million pre-tax charge ($28 million after-tax) to increase reserves related to ongoing contingent obligations for the La Senza business.

(e)	Gross profit includes the effect of a $35 million pre-tax impairment charge ($30 million after-tax) related to certain Victoria's Secret long-lived store assets.

(f)	Operating income includes the effect of a $690 million pre-tax goodwill impairment charge ($687 million after-tax) related to the Victoria's Secret reporting unit.

(g)
Due to changes in stock prices during the year and timing of issuances of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income (loss) per share for the year.

The following table provides summarized quarterly financial data for 2018:

	Fiscal Quarter Ended
	May 5, 2018	August 4, 2018	November 3, 2018 (a)(b)	February 2, 2019 (c)
	(in millions except per share data)
Net Sales	$2,626	$2,984	$2,775	$4,852
Gross Profit	944	1,059	928	1,968
Operating Income	155	228	54	800
Income (Loss) Before Income Taxes	59	129	(41)	710
Net Income (Loss)	48	99	(43)	540
Net Income (Loss) Per Basic Share (d)	$0.17	$0.36	$(0.16)	$1.96
Net Income (Loss) Per Diluted Share (d)	$0.17	$0.36	$(0.16)	$1.94

 ________________

(a)	Gross profit includes the effect of an $81 million pre-tax impairment charge ($73 million after-tax) related to certain Victoria's Secret long-lived store assets.

(b)	Operating income includes the effect of $20 million ($15 million after-tax) of Henri Bendel closure costs.

(c)	Operating income includes the effect of a pre-tax loss of $99 million ($55 million after-tax) related to the divestiture of La Senza.

(d)
Due to changes in stock prices during the year and timing of issuances and repurchases of shares, the cumulative total of quarterly net income (loss) per share amounts may not equal the net income per share for the year.

23. Subsequent Events
Victoria's Secret Transaction
On February 20, 2020, the Company and Sycamore entered into a definitive agreement that is intended to deliver long-term value to L Brands, Inc. shareholders by positioning Bath & Body Works as a standalone public company and transitioning Victoria's Secret, including business conducted under the Victoria's Secret and PINK brands and certain support functions, into a privately-held entity.
After taking into account certain liabilities, Sycamore will purchase a 55% interest in Victoria’s Secret for approximately $525 million. The Company will retain a 45% interest in Victoria’s Secret to enable its shareholders to participate in the upside potential of the business. The Company intends to use the proceeds from the transaction, along with excess balance sheet cash, to reduce debt. The transaction is expected to close in the second quarter of 2020, subject to customary closing conditions. The Company will report the results of Victoria's Secret as discontinued operations beginning in the first quarter of 2020. The Company expects to recognize a loss in the first quarter of 2020 as a result of classifying Victoria's Secret as held for sale.
Legal Proceedings
On February 19, 2020, a plaintiff shareholder filed a complaint in the U.S. District Court for the Southern District of Ohio alleging derivative claims on behalf of the Company against certain of its current and former directors and officers.  For additional information, see Note 17, "Commitments and Contingencies."
Company Response to Coronavirus
Subsequent to February 1, 2020, the Company announced actions in response to the continued spread of the coronavirus.
On March 16, 2020, in an abundance of caution and as a proactive measure, the Company elected to borrow $950 million from its Secured Revolving Facility, leaving its availability under the Secured Revolving Facility at $22 million.
On March 17, 2020, the Company announced the temporary closure of all Bath & Body Works, Victoria’s Secret and PINK stores in the United States and Canada through March 29, 2020. Associates will continue to receive pay and benefits through April 4, 2020, which is one week longer than originally announced.
Based on the continued spread of the coronavirus and stay-at-home orders by government officials across the country, the Company is extending the closure of its stores beyond the initial March 29th date. As the situation continues to evolve rapidly, the Company is not currently able to predict the timing of store reopenings. However, it is monitoring the situation closely and will provide updates as appropriate. The Company continues to serve customers through its direct channels.
In an effort to further strengthen its financial flexibility and efficiently manage through the pandemic, the Company is proactively taking the following additional actions:

•	Suspending its quarterly cash dividend beginning in the second quarter of fiscal 2020. The Company remains committed to paying dividends over the long-term and will re-evaluate when appropriate.

•	Executing a substantial reduction in expenses and capital expenditures. This includes an ongoing reduction in forward inventory receipts.

•
Temporarily reducing base compensation by 20% for senior vice presidents and above.  The cash compensation of Chairman and CEO Leslie H. Wexner and other members of the Board of Directors has been suspended. Additionally, the Company is deferring annual merit increases.

•
Furloughing most store associates and those who are not currently working to support the online businesses or who cannot work from home, effective April 5, 2020 until further notice. All furloughed associates will continue to receive existing healthcare benefits. As circumstances change, the Company will make every effort to bring these associates back to work as soon as possible. Furloughed associates will also be able to apply for unemployment benefits, if eligible.

As of March 27, 2020, the Company currently has more than $2 billion in cash, which includes the $950 million borrowed under the Secured Revolving Facility on March 16, 2020.  The Company's Secured Revolving Facility has certain financial covenants, including a debt to consolidated EBITDA covenant, which may be breached as early as the end of the fiscal quarter ending May 2, 2020. If the Company were to violate a covenant, its lenders would have the right to accelerate the Company's Secured Revolving Facility indebtedness, demand cash collateral in respect of the letters of credit issued thereunder and terminate the funding commitments available thereunder.  While the Company believes that it would be able to obtain temporary waivers for any such breach of a covenant to prevent an acceleration of its outstanding indebtedness or obtain a replacement credit facility, the Company cannot conclude with certainty that it would have the ability to obtain necessary waivers or negotiate less restrictive debt covenants with its lenders. The Company is in active conversations with the lenders under its credit facility to obtain a replacement credit facility that does not contain a debt to consolidated EBITDA financial covenant or a temporary waiver in respect of such financial covenant in its existing Secured Revolving Facility. The Company believes that its current cash balance, along with the actions taken as outlined above, provides it with sufficient current liquidity.
24. Supplemental Guarantor Financial Information
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
The following supplemental financial information sets forth for the Company and its guarantor and non-guarantor subsidiaries: the Condensed Consolidating Balance Sheets as of February 1, 2020 and February 2, 2019, and the Condensed Consolidating Statements of Income (Loss), Comprehensive Income (Loss) and Cash Flows for the years ended February 1, 2020, February 2, 2019 and February 3, 2018.

L BRANDS, INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(in millions)

	February 1, 2020
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$1,231	$268	$—	$1,499
Accounts Receivable, Net	—	183	123	—	306
Inventories	—	1,138	149	—	1,287
Other	—	85	68	—	153
Total Current Assets	—	2,637	608	—	3,245
Property and Equipment, Net	—	1,747	739	—	2,486
Operating Lease Assets	—	2,545	508	—	3,053
Goodwill	—	628	—	—	628
Trade Names	—	411	—	—	411
Net Investments in and Advances to/from Consolidated Affiliates	3,862	20,231	2,937	(27,030)	—
Deferred Income Taxes	—	8	76	—	84
Other Assets	130	9	690	(611)	218
Total Assets	$3,992	$28,216	$5,558	$(27,641)	$10,125
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$—	$331	$316	$—	$647
Accrued Expenses and Other	93	593	366	—	1,052
Current Debt	—	—	61	—	61
Current Operating Lease Liabilities	—	392	86	—	478
Income Taxes	(11)	89	56	—	134
Total Current Liabilities	82	1,405	885	—	2,372
Deferred Income Taxes	—	(37)	256	—	219
Long-term Debt	5,395	597	92	(597)	5,487
Long-term Operating Lease Liabilities	—	2,522	530	—	3,052
Other Long-term Liabilities	62	383	59	(14)	490
Total Equity (Deficit)	(1,547)	23,346	3,736	(27,030)	(1,495)
Total Liabilities and Equity (Deficit)	$3,992	$28,216	$5,558	$(27,641)	$10,125

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF INCOME (LOSS)
(in millions)

	2019
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Sales	$—	$12,317	$3,382	$(2,785)	$12,914
Costs of Goods Sold, Buying and Occupancy	—	(8,074)	(2,810)	2,420	(8,464)
Gross Profit	—	4,243	572	(365)	4,450
General, Administrative and Store Operating Expenses	(11)	(3,380)	(331)	250	(3,472)
Impairment of Goodwill	—	(690)	(30)	—	(720)
Operating Income (Loss)	(11)	173	211	(115)	258
Interest Expense	(370)	(116)	(7)	115	(378)
Other Income (Loss)	(40)	—	(21)	—	(61)
Income (Loss) Before Income Taxes	(421)	57	183	—	(181)
Provision (Benefit) for Income Taxes	2	55	128	—	185
Equity in Earnings (Loss), Net of Tax	57	39	390	(486)	—
Net Income (Loss)	$(366)	$41	$445	$(486)	$(366)

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	2019
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Income (Loss)	$(366)	$41	$445	$(486)	$(366)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	—	—	(5)	—	(5)
Unrealized Gain (Loss) on Cash Flow Hedges	—	—	2	—	2
Reclassification of Cash Flow Hedges to Earnings	—	—	(4)	—	(4)
Total Other Comprehensive Income (Loss), Net of Tax	—	—	(7)	—	(7)
Total Comprehensive Income (Loss)	$(366)	$41	$438	$(486)	$(373)

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

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2019
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(427)	$837	$826	$—	$1,236
Investing Activities:
Capital Expenditures	—	(276)	(182)	—	(458)
Net Investments in Consolidated Affiliates	—	(13)	—	13	—
Other Investing Activities	—	12	(34)	—	(22)
Net Cash Provided by (Used for) Investing Activities	—	(277)	(216)	13	(480)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	486	—	—	—	486
Payments of Long-term Debt	(799)	—	—	—	(799)
Borrowings from Secured Revolving Facility	12	—	—	—	12
Repayments of Secured Revolving Facility	(12)	—	—	—	(12)
Borrowings from Foreign Facilities	—	—	167	—	167
Repayments of Foreign Facilities	—	—	(162)	—	(162)
Dividends Paid	(332)	—	—	—	(332)
Tax Payments related to Share-based Awards	(13)	—	—	—	(13)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,090	(318)	(759)	(13)	—
Proceeds from Exercise of Stock Options	1	—	—	—	1
Financing Costs and Other	(6)	(8)	—	—	(14)
Net Cash Provided by (Used for) Financing Activities	427	(326)	(754)	(13)	(666)
Effects of Exchange Rate Changes on Cash	—	—	(4)	—	(4)
Net Increase (Decrease) in Cash and Cash Equivalents	—	234	(148)	—	86
Cash and Cash Equivalents, Beginning of Year	—	997	416	—	1,413
Cash and Cash Equivalents, End of Year	$—	$1,231	$268	$—	$1,499

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2018
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(424)	$1,541	$260	$—	$1,377
Investing Activities:
Capital Expenditures	—	(398)	(231)	—	(629)
Net Investments in Consolidated Affiliates	—	—	(21)	21	—
Other Investing Activities	—	4	16	—	20
Net Cash Provided by (Used for) Investing Activities	—	(394)	(236)	21	(609)
Financing Activities:
Payments of Long-term Debt	(52)	—	—	—	(52)
Borrowings from Secured Revolving Facility	92	—	—	—	92
Repayments of Secured Revolving Facility	(92)	—	—	—	(92)
Borrowings from Foreign Facilities	—	—	172	—	172
Repayments of Foreign Facilities	—	—	(109)	—	(109)
Dividends Paid	(666)	—	—	—	(666)
Repurchases of Common Stock	(198)	—	—	—	(198)
Tax Payments related to Share-based Awards	(13)	—	—	—	(13)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,355	(1,310)	(24)	(21)	—
Proceeds from Exercise of Stock Options	1	—	—	—	1
Financing Costs and Other	(3)	(4)	—	—	(7)
Net Cash Provided by (Used for) Financing Activities	424	(1,314)	39	(21)	(872)
Effects of Exchange Rate Changes on Cash	—	—	2	—	2
Net Increase (Decrease) in Cash and Cash Equivalents	—	(167)	65	—	(102)
Cash and Cash Equivalents, Beginning of Year	—	1,164	351	—	1,515
Cash and Cash Equivalents, End of Year	$—	$997	$416	$—	$1,413

L BRANDS, INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(in millions)

	2017
	L Brands, Inc.	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated L Brands, Inc.
Net Cash Provided by (Used for) Operating Activities	$(401)	$1,353	$454	$—	$1,406
Investing Activities:
Capital Expenditures	—	(495)	(212)	—	(707)
Other Investing Activities	—	(1)	10	—	9
Net Cash Provided by (Used for) Investing Activities	—	(496)	(202)	—	(698)
Financing Activities:
Proceeds from Issuance of Long-term Debt, Net of Issuance Costs	495	—	—	—	495
Payments of Long-term Debt	(540)	—	—	—	(540)
Borrowings from Foreign Facilities	—	—	96	—	96
Repayments of Foreign Facilities	—	—	(44)	—	(44)
Dividends Paid	(686)	—	—	—	(686)
Repurchases of Common Stock	(446)	—	—	—	(446)
Tax Payments related to Share-based Awards	(32)	—	—	—	(32)
Net Financing Activities and Advances to/from Consolidated Affiliates	1,577	(1,252)	(325)	—	—
Proceeds from Exercise of Stock Options	38	—	—	—	38
Financing Costs and Other	(5)	(3)	—	—	(8)
Net Cash Provided by (Used for) Financing Activities	401	(1,255)	(273)	—	(1,127)
Effects of Exchange Rate Changes on Cash	—	—	—	—	—
Net Increase (Decrease) in Cash and Cash Equivalents	—	(398)	(21)	—	(419)
Cash and Cash Equivalents, Beginning of Year	—	1,562	372	—	1,934
Cash and Cash Equivalents, End of Year	$—	$1,164	$351	$—	$1,515

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
Management’s Report on Internal Control Over Financial Reporting. Management’s Report on Internal Control Over Financial Reporting as of February 1, 2020 is set forth in Item 8. Financial Statements and Supplementary Data.
Attestation Report of the Registered Public Accounting Firm. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting as of February 1, 2020 is set forth in Item 8. Financial Statements and Supplementary Data.
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the fourth quarter 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.
The definitive agreement between the Company and Sycamore for the sale to Sycamore of a 55% interest in Victoria’s Secret requires that the Company terminate its non-qualified supplemental retirement plan as of the closing with respect to participants affected by the sale and for all other participants within six months. On March 11, 2020, the Compensation Committee of the Board of Directors authorized management of the Company to take steps to terminate the plan as to all participants.  The timing and specifics of such termination have not yet been determined.  Any remaining benefits and obligations under the non-qualified plan are expected to be paid out in full approximately one year following the applicable termination. Pursuant to applicable rules under the Internal Revenue Code, certain other deferred compensation arrangements must simultaneously be terminated and liquidated, including any remaining elective deferred stock units and deferral elections under the Company’s Stock Award and Deferred Compensation Plan for Non-Associate Directors. For additional information regarding the Company’s non-qualified supplemental retirement plan, see Note 18 to the Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
We are actively monitoring the public health and travel concerns relating to the novel coronavirus and the related recommendations and protocols issued by federal, state and local governments. In the event that it is not possible or advisable to hold our annual meeting at the time, date and place as originally planned, we will announce alternative arrangements for the meeting as promptly as practicable, which may include holding the meeting solely by means of remote communication or adjourning or postponing the meeting.  Any such change, including details on how to participate in a remote meeting, would be announced in advance via press release, a copy of which would be filed with the Securities and Exchange Commission as additional proxy solicitation materials and posted on our website at http://www.lb.com.
Information regarding our directors, executive officers and corporate governance is set forth under the captions “ELECTION OF DIRECTORS—Nominees and Directors”, “—Retiring Directors”, “—Director Independence”, “—Board Leadership Structure ”, “—Risk Oversight; Certain Compensation Matters”, “—Cybersecurity Risk", “—Review of Strategic Plans and Capital Structure", “—Social Responsibility", “—Human Capital Management", “—Succession Planning", “—Information Concerning Board Meeting Attendance”, “—Committees of the Board”, “—Meetings of the Company's Non-Management Directors”, “—Communications with Stockholders”, “—Attendance at Annual Meetings”, “—Code of Conduct, Related Person Transaction Policy and Associated Matters”, “—Copies of the Company’s Code of Conduct, Corporate Governance Principles, Policy and Committee Charters”, and “SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT” in the Proxy Statement and is incorporated herein by reference. Information regarding compliance with Section 16(A) of the Securities Exchange Act of 1934, as amended, is set forth under the caption “DELINQUENT SECTION 16(A) REPORTS” in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is set forth herein under the caption “Executive Officers of Registrant” in Part I.

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
The following table summarizes share and exercise price information about L Brands’ equity compensation plans as of February 1, 2020.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	14,341,674	$51.87	(2)	5,326,219
Equity compensation plans not approved by security holders	—	—		—
Total	14,341,674	$51.87		5,326,219
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

The following consolidated financial statements of L Brands, Inc. are filed as part of this report under Item 8. Financial Statements and Supplementary Data:

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Statements of Income (Loss) for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

Consolidated Balance Sheets as of February 1, 2020 and February 2, 2019

Consolidated Statements of Total Equity (Deficit) for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

Consolidated Statements of Cash Flows for the Years Ended February 1, 2020, February 2, 2019 and February 3, 2018

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

4.27
Third Supplemental Indenture, dated June 20, 2019, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.2 to the Company's Form 8-K dated June 24, 2019.

4.28
Amendment and Restatement Agreement, dated as of August 13, 2019, by and among L Brands, Inc., the Borrowing Subsidiaries named therein and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (the “Administrative Agent”) under the Amended and Restated Five-Year Revolving Credit Agreement dated as of May 11, 2017, among the Company, the Borrowing Subsidiaries party thereto, the Lenders party thereto and the Administrative Agent, incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K Dated August 14, 2019.

4.29
Fourth Supplemental Indenture, dated as of June 30, 2019, by and among L Brands, Inc., the guarantors named therein and U.S. Bank National Association, as trustee, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019.

4.30
Tenth Supplemental Indenture, dated as of June 30, 2019, by and among L Brands, Inc., the guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2019.

4.31	Description of the Registrant's Securities.

10.	Material Contracts.

10.1	Officers’ Benefits Plan incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 1989 (the “1988 Form 10-K”).** (P)

10.2	The Company's Supplemental Retirement and Deferred Compensation Plan incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2001.**

10.3	Form of Indemnification Agreement between the Company and the directors and executive officers of the Company incorporated by reference to Exhibit 10.4 to the 1998 Form 10-K.**

10.4	Supplemental schedule of directors and executive officers who are parties to an Indemnification Agreement incorporated by reference to Exhibit 10.5 to the 1998 Form 10-K.**

10.5	The Company's Incentive Compensation Performance Plan incorporated by reference to Exhibit A to the Company’s Proxy Statement dated April 14, 1997.**

10.6	Agreement dated as of May 3, 1999 among the Company, Leslie H. Wexner and the Wexner Children’s Trust, incorporated by reference to Exhibit 99 (c) 1 to the Company’s Schedule 13E-4 dated May 4, 1999.

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

10.19
Agreement, dated as of April 18, 2019, by and among L Brands, Inc., Barington Companies Equity Partners, L.P. and Barington Capital Group, L.P., incorporated by reference to Exhibit 10.1 of the Company's Form 8-K dated April 18, 2019.

10.20	Transaction Agreement, dated as of February 20, 2020, between SP VS Buyer LP and L Brands, Inc., incorporated by reference to Exhibit 2.1 to the Company's Form 8-K dated February 26, 2020.

21.	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24.	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32.	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________

**	Identifies management contracts or compensatory plans or arrangements.
(P)	Paper Exhibits

(b)	Exhibits.
The exhibits to this report are listed in section (a)(3) of Item 15 above.

(c)	Not applicable.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or l5(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 27, 2020

L BRANDS, INC. (Registrant)

By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer, Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 1, 2020:

Signature	Title

/s/ LESLIE H. WEXNER*	Chairman of the Board of Directors and Chief Executive Officer
Leslie H. Wexner	(Principal Executive Officer)

/s/ STUART B. BURGDOERFER	Executive Vice President and Chief Financial Officer
Stuart B. Burgdoerfer	(Principal Financial Officer and Principal Accounting Officer)

/s/ PATRICIA S. BELLINGER*	Director
Patricia S. Bellinger

/s/ E. GORDON GEE*	Director
E. Gordon Gee

/s/ DONNA A. JAMES*	Director
Donna A. James

/s/ MICHAEL G. MORRIS*	Director
Michael G. Morris

/s/ SARAH E. NASH*	Director
Sarah E. Nash

/s/ ROBERT H. SCHOTTENSTEIN*	Director
Robert H. Schottenstein

/s/ ANNE SHEEHAN*	Director
Anne Sheehan

/s/ STEPHEN D. STEINOUR*	Director
Stephen D. Steinour

/s/ ALLAN R. TESSLER*	Director
Allan R. Tessler

/s/ ABIGAIL S. WEXNER*	Director
Abigail S. Wexner

/s/ RAYMOND ZIMMERMAN*	Director
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

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

L BRANDS, INC.
(exact name of Registrant as specified in its charter)

EXHIBITS

EXHIBIT INDEX

Exhibit No.	Document

4.31	Description of Registrant's Securities.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP.

24	Powers of Attorney.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)