Form 10-Q
period 2020-05-02
L Brands, Inc.
filed 2020-06-03
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 2, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of May 29, 2020, the number of outstanding shares of the Registrant’s common stock, was 277,829,273 shares.

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2020” and “first quarter of 2019” refer to the thirteen-week periods ended May 2, 2020 and May 4, 2019, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	First Quarter
	2020	2019
Net Sales	$1,654	$2,629
Costs of Goods Sold, Buying and Occupancy	(1,366)	(1,695)
Gross Profit	288	934
General, Administrative and Store Operating Expenses	(606)	(781)
Operating Income (Loss)	(318)	153
Interest Expense	(97)	(99)
Other Income	3	6
Income (Loss) Before Income Taxes	(412)	60
Provision (Benefit) for Income Taxes	(115)	20
Net Income (Loss)	$(297)	$40
Net Income (Loss) Per Basic Share	$(1.07)	$0.15
Net Income (Loss) Per Dilutive Share	$(1.07)	$0.14
Dividends Per Share	$0.30	$0.30

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	First Quarter
	2020	2019
Net Income (Loss)	$(297)	$40
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(6)	(4)
Unrealized Gain on Cash Flow Hedges	5	2
Reclassification of Cash Flow Hedges to Earnings	—	(2)
Total Other Comprehensive Loss, Net of Tax	(1)	(4)
Total Comprehensive Income (Loss)	$(298)	$36

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	May 2, 2020	February 1, 2020	May 4, 2019
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$957	$1,499	$1,146
Accounts Receivable, Net	229	306	274
Inventories	1,491	1,287	1,357
Other	172	153	170
Total Current Assets	2,849	3,245	2,947
Property and Equipment, Net	2,299	2,486	2,794
Operating Lease Assets	2,947	3,053	3,271
Goodwill	628	628	1,348
Trade Names	411	411	411
Deferred Income Taxes	84	84	61
Other Assets	221	218	166
Total Assets	$9,439	$10,125	$10,998
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$715	$647	$688
Accrued Expenses and Other	826	1,052	872
Current Debt	468	61	72
Current Operating Lease Liabilities	590	478	443
Income Taxes	84	134	122
Total Current Liabilities	2,683	2,372	2,197
Deferred Income Taxes	198	219	238
Long-term Debt	5,034	5,487	5,749
Long-term Operating Lease Liabilities	2,945	3,052	3,234
Other Long-term Liabilities	437	490	478
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 286, 285 and 284 shares issued; 278, 277 and 276 shares outstanding, respectively	143	142	142
Paid-in Capital	865	847	786
Accumulated Other Comprehensive Income	51	52	55
Retained Earnings (Deficit)	(2,562)	(2,182)	(1,527)
Less: Treasury Stock, at Average Cost; 8, 8 and 8 shares, respectively	(358)	(358)	(358)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,861)	(1,499)	(902)
Noncontrolling Interest	3	4	4
Total Equity (Accumulated Deficit)	(1,858)	(1,495)	(898)
Total Liabilities and Equity (Deficit)	$9,439	$10,125	$10,998

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

First Quarter 2020

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2020	277	$142	$847	$52	$(2,182)	$(358)	$4	$(1,495)
Net Loss	—	—	—	—	(297)	—	—	(297)
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Loss	—	—	—	(1)	(297)	—	—	(298)
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	18	—	—	—	(1)	18
Balance, May 2, 2020	278	$143	$865	$51	$(2,562)	$(358)	$3	$(1,858)

First Quarter 2019

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 2, 2019	275	$141	$771	$59	$(1,482)	$(358)	$4	$(865)
Cumulative Effect of Accounting Change	—	—	—	—	(2)	—	—	(2)
Balance, February 3, 2019	275	141	771	59	(1,484)	(358)	4	(867)
Net Income	—	—	—	—	40	—	—	40
Other Comprehensive Loss	—	—	—	(4)	—	—	—	(4)
Total Comprehensive Income	—	—	—	(4)	40	—	—	36
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	15	—	—	—	—	16
Balance, May 4, 2019	276	$142	$786	$55	$(1,527)	$(358)	$4	$(898)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2020	2019
Operating Activities:
Net Income (Loss)	$(297)	$40
Adjustments to Reconcile Net Income (Loss) to Net Cash Used for Operating Activities:
Long-lived Store Asset Impairment Charges	97	—
Depreciation of Long-lived Assets	139	145
Share-based Compensation Expense	20	23
Deferred Income Taxes	(25)	12
Gains on Distributions from Easton Investments	—	(2)
Changes in Assets and Liabilities:
Accounts Receivable	77	65
Inventories	(208)	(110)
Accounts Payable, Accrued Expenses and Other	(155)	(231)
Income Taxes Payable	(56)	4
Other Assets and Liabilities	66	(19)
Net Cash Used for Operating Activities	(342)	(73)
Investing Activities:
Capital Expenditures	(55)	(123)
Other Investing Activities	(5)	17
Net Cash Used for Investing Activities	(60)	(106)
Financing Activities:
Borrowing from Credit Agreement	950	—
Payment of Credit Agreement	(950)	—
Borrowings from Foreign Facilities	23	21
Repayments of Foreign Facilities	(69)	(14)
Dividends Paid	(83)	(83)
Tax Payments related to Share-based Awards	(5)	(9)
Financing Costs and Other	(4)	(1)
Net Cash Used for Financing Activities	(138)	(86)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(2)
Net Decrease in Cash and Cash Equivalents	(542)	(267)
Cash and Cash Equivalents, Beginning of Period	1,499	1,413
Cash and Cash Equivalents, End of Period	$957	$1,146

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
L Brands, Inc. (the "Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of home fragrance products, body care, soaps and sanitizers, women’s intimate and other apparel, and personal and beauty care products. The Company sells its merchandise through company-owned specialty retail stores in the U.S., Canada, U.K., Ireland and Greater China (China and Hong Kong), and through its websites and other channels. The Company's other international operations are primarily through franchise, license and wholesale partners. The Company currently operates the following retail brands:

•	Bath & Body Works

•	Victoria’s Secret

•	PINK
On February 20, 2020, the Company and an affiliate of Sycamore Partners Management, L.P. ("Sycamore"), entered into a Transaction Agreement (the "Transaction Agreement") pursuant to which, among other things, the Company would have sold a 55% interest in the Company's Victoria's Secret and PINK businesses (collectively, "Victoria's Secret").
On April 22, 2020, the Company received a notice from Sycamore purporting to terminate the Transaction Agreement. Sycamore also filed a lawsuit in the Court of Chancery of the State of Delaware on April 22, 2020 seeking a declaratory judgment that its termination of the Transaction Agreement was valid.
On May 4, 2020, the Company and Sycamore mutually agreed to terminate the Transaction Agreement. In connection with the termination of the Transaction Agreement, the Company and Sycamore agreed to settle all pending litigation in connection with the transactions contemplated by the Transaction Agreement and mutually release all claims in connection with the transactions contemplated by the Transaction Agreement. The Company did not incur any termination penalties in connection with the termination of the Transaction Agreement.
The Company remains committed to establishing Bath & Body Works as a pure-play public company and is taking the necessary steps to prepare Victoria's Secret to operate as a separate standalone company. Management is actively engaged in implementing a comprehensive profit improvement plan that will better position the Company to evaluate the next steps for the separation of the Victoria's Secret business. The Company determined that Victoria's Secret did not meet the held for sale criteria as of May 2, 2020.
Impacts of COVID-19
In March 2020, the coronavirus pandemic ("COVID-19") was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place.” The situation and preventative or protective actions that governments around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption, including closure of the Company's stores, limited store operating hours, reduced customer traffic and consumer spending and delays in manufacturing and shipping of products and raw materials in the U.S., China and other countries. During this period, the Company is focused on protecting the health and safety of its customers, employees, contractors, suppliers, and other business partners. The Company is also working with its suppliers to minimize potential disruptions, while managing the Company's business in response to a changing dynamic.
The Company's business operations and financial performance for the first quarter of 2020 were materially impacted by the COVID-19 pandemic. All the Company's stores in North America were closed on March 17th, and only approximately 20 Bath & Body Works stores were opened as of the end of the first quarter. Additionally, operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March, while Bath & Body Works Direct remained open for the duration of the first quarter. Since the global COVID-19 crisis began, the Company has taken prudent actions to manage expenses and to maintain its solid cash position and financial flexibility through the pandemic, including:

•	Furloughing most store associates as of April 5, while continuing to provide healthcare benefits for eligible associates;

•	Suspending associate merit increases;

•	Reducing salaries for senior vice presidents and above by 20%;

•	Suspending cash compensation for the Company's former Chairman and CEO, Leslie H. Wexner, and for all members of the Board of Directors;

•	Reducing capital expenditures forecast from $550 million to approximately $250 million;

•	Reducing Spring (first and second quarter) inventory receipts versus last year by approximately 45% at Victoria's Secret and PINK, and by approximately 20% at Bath & Body Works;

•	Suspending the quarterly cash dividend beginning in the second quarter of fiscal 2020;

•	Suspending store rent payments beginning in April. The Company is in active discussions with its landlords to negotiate with respect to these rent payments and go-forward occupancy costs;

•	Amending its revolving credit facility to an asset-backed loan revolving credit facility that does not contain a leverage ratio financial maintenance covenant; and

•	Extending payment terms to vendors.
The Company remains committed to managing inventory, expenses and capital conservatively to preserve cash and maximize liquidity.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the coronavirus outbreak and options to defer payroll tax payments. Based on the Company's evaluation of the CARES Act, it qualifies for certain employer payroll tax credits, which will offset operating expenses. During the first quarter of 2020, the Company recognized $52 million of qualified payroll tax credits that reduced its store operating expenses.
The Company suspended store rent payments beginning in April, and is in active discussions with its landlords to negotiate with respect to these rent payments and go-forward occupancy costs. The Financial Accounting Standards Board (“FASB”) issued guidance in April, which allows COVID-19-related rent concessions to be treated as variable rent. The Company did not recognize any material COVID-19-related rent concessions as of May 2, 2020, as it has not yet finalized negotiations with its landlords.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “first quarter of 2020” and “first quarter of 2019” refer to the thirteen-week periods ended May 2, 2020 and May 4, 2019, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended May 2, 2020 and May 4, 2019 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2019 Annual Report on Form 10-K.
In the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature and necessary for a fair presentation of the results for the interim periods.
Due to the impacts of COVID-19 and seasonal variations in the retail industry, the results of operations for the interim period is not necessarily indicative of the results expected for the full fiscal year.
Derivative Financial Instruments
The Company uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value.

The earnings of the Company's wholly owned foreign businesses are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian and U.K. businesses. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The fair value of designated cash flow hedges is not significant as of May 2, 2020.
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
2. New Accounting Pronouncements
Credit Losses
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, which requires the use of a forward-looking expected loss impairment model for accounts receivable and certain other financial instruments. The Company adopted the standard in the first quarter of fiscal 2020. The adoption of this standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.
Guarantor Reporting
In March 2020, the SEC issued a final rule, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, that simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X. The rule replaces the requirement to provide condensed consolidating financial information with a requirement to present summarized financial information of the issuers and guarantors. It also requires qualitative disclosures with respect to information about guarantors, the terms and conditions of guarantees and the factors that may affect payment. These disclosures may be provided outside the footnotes to the Company’s consolidated financial statements. The Company early adopted the reporting requirements of the rule in the first quarter of fiscal 2020, and elected to provide these disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $142 million as of May 2, 2020, $152 million as of February 1, 2020 and $182 million as of May 4, 2019. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $348 million as of May 2, 2020, $342 million as of February 1, 2020 and $280 million as of May 4, 2019. The Company recognized $93 million as revenue during the first quarter of 2020 from amounts recorded as deferred revenue at the beginning of the period. As of May 2, 2020, the Company recorded deferred revenue of $336 million within Accrued Expenses and Other, and $12 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for the first quarter of 2020 and 2019:

	First Quarter
	2020	2019
	(in millions)
Bath & Body Works Stores (a)	$424	$715
Bath & Body Works Direct	289	156
Total Bath & Body Works	713	871
Victoria’s Secret Stores (a)	514	1,149
Victoria’s Secret Direct	308	362
Total Victoria’s Secret	822	1,511
Victoria's Secret and Bath & Body Works International (b)	65	135
Other (c)	54	112
Total Net Sales	$1,654	$2,629
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from the Company's sourcing function.
4. Earnings Per Share and Shareholders’ Equity (Deficit)
Earnings Per Share
Earnings per basic share is computed based on the weighted-average number of outstanding common shares. Earnings per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.
The following table provides shares utilized for the calculation of basic and diluted earnings per share for the first quarter of 2020 and 2019:

	First Quarter
	2020	2019
	(in millions)
Weighted-average Common Shares:
Issued Shares	285	284
Treasury Shares	(8)	(8)
Basic Shares	277	276
Effect of Dilutive Options and Restricted Stock (a)	—	2
Diluted Shares	277	278
Anti-dilutive Options and Awards (a)	12	5
 _______________

(a)
These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the first quarter of 2020, the dilutive impact of outstanding options and awards were excluded from dilutive shares as a result of the Company's net loss for the period.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
In March 2018, the Company's Board of Directors approved a $250 million repurchase program, which had $79 million remaining as of May 2, 2020.
The Company did not repurchase any shares during the first quarter of 2020 or 2019.

Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during the first quarter of 2020 and 2019:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2020
First Quarter	$0.30	$83
2019
First Quarter	$0.30	$83

The Board of Directors suspended the quarterly cash dividend beginning in the second quarter of fiscal 2020 as a proactive measure to strengthen the Company's financial flexibility and manage through the COVID-19 pandemic.
5. Inventories
The following table provides details of inventories as of May 2, 2020, February 1, 2020 and May 4, 2019:

	May 2, 2020	February 1, 2020	May 4, 2019
	(in millions)
Finished Goods Merchandise	$1,347	$1,152	$1,225
Raw Materials and Merchandise Components	144	135	132
Total Inventories	$1,491	$1,287	$1,357

Inventories are principally valued at the lower of cost, on a weighted-average cost basis, or net realizable value.
6. Property and Equipment, Net
The following table provides details of property and equipment, net as of May 2, 2020, February 1, 2020 and May 4, 2019:

	May 2, 2020	February 1, 2020	May 4, 2019
	(in millions)
Property and Equipment, at Cost	$6,177	$6,613	$6,744
Accumulated Depreciation and Amortization	(3,878)	(4,127)	(3,950)
Property and Equipment, Net	$2,299	$2,486	$2,794

Depreciation expense was $139 million and $145 million for the first quarter of 2020 and 2019, respectively.
The Company remains committed to taking the necessary steps to prepare the Victoria's Secret business to operate as a separate, standalone company. Management is actively working on implementing a comprehensive profit improvement plan that will better position the Company to evaluate the next steps for the separation of the Victoria's Secret business. A component of the profit improvement plan includes a significant rationalization of the Victoria’s Secret company-owned store footprint. The Company estimates that it will close approximately 250 stores in North America in 2020. Given the closures as well as the negative operating results of certain Victoria's Secret stores, the Company recorded long-lived store asset impairment charges of $97 million within the Victoria's Secret segment in the first quarter of 2020. Long-lived store asset impairment charges are included in Costs of Goods Sold, Buying & Occupancy in the 2020 Consolidated Statement of Loss.
7. Equity Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $120 million as of May 2, 2020, $118 million as of February 1, 2020 and $94 million as of May 4, 2019, are recorded in Other Assets on the Consolidated Balance Sheets.
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

8. Income Taxes
We have historically calculated the provision for income taxes on the current estimate of the annual effective tax rate and adjusted as necessary for quarterly events. Due to the impacts of the COVID-19 pandemic, the income tax expense for the thirteen weeks ended May 2, 2020 was computed on a year-to-date effective tax rate.
For the first quarter of 2020, the Company’s effective tax rate was 28.0% compared to 33.6% in the first quarter of 2019. The first quarter of 2020 rate was higher than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters, which resulted in a $50 million tax benefit, offset by losses related to certain foreign subsidiaries, which generate no tax benefit. The first quarter of 2019 rate was higher than the Company's combined estimated federal and state statutory rate primarily due to the recognition of tax expense on share-based awards that vested in the quarter.
Income taxes paid were $9 million and $12 million for the first quarter of 2020 and 2019, respectively.
Uncertain Tax Positions
The Company had unrecognized tax benefits of $88 million as of February 1, 2020, of which $81 million, if recognized, would reduce the effective income tax rate. Through May 2, 2020, the Company had a net decrease to gross unrecognized tax benefits of $41 million, primarily due to the resolution of certain tax matters. The changes to the unrecognized tax benefits resulted in a $40 million benefit to the Company’s Provision for Income Taxes in the first quarter of 2020.
Of the total unrecognized tax benefits as of May 2, 2020, it is reasonably possible that $25 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.

9. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of May 2, 2020, February 1, 2020 and May 4, 2019:

	May 2, 2020	February 1, 2020	May 4, 2019
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$991	$991	$990
$860 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	858	858	952
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498	498
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	496
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	487	487	—
$450 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	450	450	777
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	276	276	274
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	—	—	338
Secured Foreign Facilities	107	103	91
Total Senior Debt with Subsidiary Guarantee	$4,856	$4,852	$5,109
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	298	298	297
Unsecured Foreign Facilities	—	50	67
Total Senior Debt	$646	$696	$712
Total	$5,502	$5,548	$5,821
Current Debt	(468)	(61)	(72)
Total Long-term Debt, Net of Current Portion	$5,034	$5,487	$5,749

Issuance of Notes
In June 2019, the Company issued $500 million of 7.50% notes due in June 2029. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of the Company's 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $486 million, which were net of discounts and issuance costs of $14 million. The discounts and issuance costs are being amortized through the maturity date and are included within Long-term Debt on the May 2, 2020 and February 1, 2020 Consolidated Balance Sheets.
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
In the second quarter of 2019, the Company recognized a pre-tax loss on extinguishment of debt of $40 million (after-tax loss of $30 million), which includes redemption fees and the write-offs of unamortized issuance costs.
Revolving Credit Facility
The Company, the Guarantors and certain of the Company's 100% owned Canadian subsidiaries guarantee and pledge collateral to secure a revolving credit facility ("Credit Agreement"). In April 2020, the Company entered into an amendment and restatement (“Amendment”) of the Credit Agreement to convert the Company’s credit facility into an asset-backed revolving credit facility (“ABL Facility”). The Amendment maintains the aggregate commitments at $1 billion, and maintains the expiration date in August of 2024. The ABL Facility allows borrowings and letters of credit in U.S. dollars or Canadian dollars.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the aggregate commitment and (ii) the borrowing base, the Company will be required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that our consolidated cash balance exceeds $350 million, the Company will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of May 2, 2020, the Company was unable to draw upon the ABL Facility as its consolidated cash balance exceeded $350 million.
As of May 2, 2020, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.75% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of May 2, 2020, the Company was not required to maintain this ratio.
In March 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, the Company elected to borrow $950 million from its revolving facility, which was prepaid upon the completion of the Amendment. As of May 2, 2020, there were no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $28 million of outstanding letters of credit as of May 2, 2020 that reduced its availability under the ABL Facility.
Foreign Facilities
Certain of the Company's Greater China subsidiaries utilize revolving and term loan bank facilities to support their operations ("Foreign Facilities"). The Foreign Facilities allow borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. Certain of these facilities are guaranteed by the Company, the Guarantors and certain of the Company's 100% owned Canadian subsidiaries ("Secured Foreign Facilities"), and certain of these facilities are guaranteed by the Company only ("Unsecured Foreign Facilities").
The Secured Foreign Facilities have availability totaling $150 million. During the first quarter of 2020, the Company borrowed $10 million and made payments of $6 million under the Secured Foreign Facilities. As of May 2, 2020, there were borrowings of $107 million outstanding under the Secured Foreign Facilities, of which $18 million is included within Current Debt on the Consolidated Balance Sheet. Borrowings on the Secured Foreign Facility mature between June 2020 and August 2024. During the first quarter of 2020, the Company agreed to cash collateralize the Secured Foreign Facilities but had not yet put the collateral in place as of May 2, 2020. The Secured Foreign Facilities will be required to be collateralized for the total lender commitments, net of certain paydowns, and, as such, reduces over time.
The Unsecured Foreign Facilities have availability totaling $75 million. During the first quarter of 2020, the Company borrowed $13 million and made payments of $63 million under the Unsecured Foreign Facilities. As of May 2, 2020, there were no borrowings outstanding under the Unsecured Foreign Facilities. Subsequent to May 2, 2020, the Company terminated the Unsecured Foreign Facilities.
10. Fair Value Measurements
Cash and Cash Equivalents include cash on hand, demand deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of May 2, 2020, February 1, 2020 and May 4, 2019:

	May 2, 2020	February 1, 2020	May 4, 2019
	(in millions)
Principal Value	$5,458	$5,458	$5,722
Fair Value, Estimated (a)	4,151	5,555	5,486

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

11. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for the first quarter of 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2020	$52	$—	$52
Other Comprehensive Income (Loss) Before Reclassifications	(6)	6	—
Amounts Reclassified from Accumulated Other Comprehensive Income	—	—	—
Tax Effect	—	(1)	(1)
Current-period Other Comprehensive Income (Loss)	(6)	5	(1)
Balance as of May 2, 2020	$46	$5	$51

The following table provides the rollforward of accumulated other comprehensive income for the first quarter of 2019:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2019	$57	$2	$59
Other Comprehensive Income (Loss) Before Reclassifications	(4)	2	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(2)	(2)
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	(4)	—	(4)
Balance as of May 4, 2019	$53	$2	$55

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that the Company made false and/or misleading statements relating to the November 2018 announcement that the Company was reducing its quarterly dividend. In September 2019, a different plaintiff shareholder filed a second putative class action complaint in the U.S. District Court for the Southern District of Ohio containing substantially the same allegations and seeking substantially the same relief.  In October 2019, the Court issued an order consolidating the two putative class actions, appointing a lead plaintiff, and approving that lead plaintiff’s selection of lead counsel.  The lead plaintiff filed a consolidated amended complaint on December 20, 2019 that asserted substantially the same allegations and sought substantially the same relief as the initial complaint.  The Company filed a motion to dismiss the consolidated amended complaint on February 18, 2020, the lead plaintiff filed an opposition to the Company's motion to dismiss on May 4, 2020, and the Company filed a reply brief in further support of its motion to dismiss on June 3, 2020.  The Company's motion to dismiss the consolidated amended complaint is now fully briefed and pending before the court.  The Company views this lawsuit as meritless and intends to defend against this lawsuit vigorously.
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
On May 19, 2020, a purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Court of Common Pleas for Franklin County, Ohio.  The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, that these defendants breached their fiduciary duties by violating law and/or company policies relating to workplace conduct.  The Company was named as nominal defendant only, and there are no claims asserted against it.  The Company is currently evaluating potential options for responding to the lawsuit.
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of the Company's subsidiaries have remaining contingent obligations of $36 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As part of the sale, a liability of $5 million was recorded for these obligations. During 2019, additional reserves of $35 million were recorded related to these obligations. As of May 2, 2020, the Company has recorded reserves of $37 million related to these and certain other obligations related to the La Senza business. As of May 2, 2020, reserves of $6 million are included within Accrued Expenses and Other on the Consolidated Balance Sheet and the remaining reserves are included within Other Long-term Liabilities.
Other
In connection with noncancelable operating leases of certain assets, the Company provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. The Company recorded a liability of $17 million as of May 2, 2020 and February 1, 2020, and $10 million as of May 4, 2019 related to these guarantee obligations. This liability is included in Current Operating Lease Liabilities on the May 2, 2020 and February 1, 2020 Consolidated Balance Sheets, and in Long-term Operating Lease Liabilities on the May 4, 2019 Consolidated Balance Sheet.
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
The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $21 million for the first quarter of 2020 and $19 million for the first quarter of 2019.
The non-qualified plan is an unfunded plan, which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. The plan permits participating associates to elect contributions up to a maximum percentage of eligible compensation. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible compensation and years of service. The plan also permits participating associates to defer additional compensation up to a maximum amount, which the Company does not match. Associates’ accounts are credited with interest using a fixed rate determined by the Company and reviewed by the Compensation Committee of the Board of Directors prior to the beginning of each year. Associate contributions and the related interest vest immediately. Company contributions, along with related interest, are subject to vesting based on years of service. Associates may elect in-service distributions for the unmatched additional deferred compensation component only. The remaining vested portion of associates’ accounts in the plan will be distributed upon termination of employment in either a lump sum or in annual installments over a specified period of up to 10 years. Total expense recognized related to the non-qualified plan was $6 million for both the first quarter of 2020 and 2019.
14. Segment Information
The Company has three reportable segments: Bath & Body Works, Victoria's Secret and Victoria's Secret and Bath & Body Works International.
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

•	Bath & Body Works International, comprised of stores operated by partners under franchise, license and wholesale arrangements.
Other includes Mast Global, a merchandise sourcing and production function serving the Company and its international partners, and Corporate functions, including non-core real estate, equity investments and other governance functions such as treasury and tax.
The following table provides the Company’s segment information for the first quarter of 2020 and 2019:

	Bath & Body Works	Victoria’s Secret	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2020
First Quarter:
Net Sales	$713	$822	$65	$54	$1,654
Operating Income (Loss) (a)	69	(300)	(35)	(52)	(318)
2019
First Quarter:
Net Sales	$871	$1,511	$135	$112	$2,629
Operating Income (Loss)	155	33	(4)	(31)	153

 _______________

(a)	Victoria's Secret includes long-lived store asset impairment charges of $97 million. For additional information, see Note 6, “Property and Equipment, Net."
The Company’s international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales totaled $179 million and $349 million for the first quarter of 2020 and 2019, respectively.
15. Subsequent Events
Victoria's Secret Transaction Agreement
On May 4, 2020, the Company and Sycamore mutually agreed to terminate the Transaction Agreement. In connection with the termination of the Transaction Agreement, the Company and Sycamore agreed to settle all pending litigation in connection with the transactions contemplated by the Transaction Agreement and mutually release all claims in connection with the transactions contemplated by the Transaction Agreement. The Company did not incur any termination penalties in connection with the termination of the Transaction Agreement.
Leadership Changes
On May 14, 2020, previously announced leadership and governance changes became effective: Leslie H. Wexner resigned as Chief Executive Officer and Chairman of the Board of Directors (the "Board") to become Chairman Emeritus, remaining as a member of the Board. Andrew M. Meslow, Chief Executive Officer of Bath & Body Works, was appointed by the Board as Chief Executive Officer and as a director of the Company. Further, Sarah E. Nash, a member of the Board, became the Chair of the Board. Finally, former lead independent director Allan Tessler, as well as directors Gordon Gee and Raymond Zimmerman, retired from the Board.

On May 18, 2020, Stuart B. Burgdoerfer agreed to assume the role of Interim Chief Executive Officer for Victoria’s Secret, in addition to his role as the Company’s Chief Financial Officer.  Pursuant to a mutual agreement with the Company entered into on May 18, 2020, Charles C. McGuigan will no longer serve as Chief Operating Officer of the Company or as the Chief Executive Officer of Mast Global, effective as of July 4, 2020.
2020 Stock Plan
On May 14, 2020, the stockholders of the Company approved the Company's 2020 Stock Option and Performance Incentive Plan (the “2020 Plan”). The 2020 Plan provides for 11.7 million shares of Common Stock available for grant, which includes 5.3 million shares of Common Stock available for grant under the previous stock option and performance incentive plan.
Legal Proceedings
On May 19, 2020, a purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Court of Common Pleas for Franklin County, Ohio.  The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, that these defendants breached their fiduciary duties by violating law and/or company policies relating to workplace conduct.  The Company was named as nominal defendant only, and there are no claims asserted against it.  The Company is currently evaluating potential options for responding to the lawsuit.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of L Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets of L Brands, Inc. (the Company) as of May 2, 2020 and May 4, 2019, and the related consolidated statements of income (loss), comprehensive income (loss), total equity (deficit), and cash flows for the thirteen week periods ended May 2, 2020 and May 4, 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of February 1, 2020, and the related consolidated statements of income (loss), comprehensive income (loss), total equity (deficit), and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated March 27, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
June 3, 2020

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

•
divestitures or other dispositions, including any divestiture of Victoria’s Secret and related operations, could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements;

•	the seasonality of our business;

•	difficulties arising from turnover in company leadership or other key positions;

•	our ability to attract, develop and retain qualified associates and manage labor-related costs;

•	liabilities arising from divested businesses;

•	the dependence on mall traffic and the availability of suitable store locations on appropriate terms;

•	our ability to grow through new store openings and existing store remodels and expansions;

•	our ability to successfully expand internationally and related risks;

•	our independent franchise, license and wholesale partners;

•	our direct channel businesses;

•	our ability to protect our reputation and our brand images;

•	our ability to attract customers with marketing, advertising and promotional programs;

•	our ability to protect our trade names, trademarks and patents;

•	the highly competitive nature of the retail industry and the segments in which we operate;

•	consumer acceptance of our products and our ability to manage the life cycle of our brands, keep up with fashion trends, develop new merchandise and launch new product lines successfully;

•	our ability to source, distribute and sell goods and materials on a global basis, including risks related to:

•	political instability, environmental hazards or natural disasters;

•
significant health hazards or pandemics, which could result in closed factories, closed stores, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;

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
We are not under any obligation and do not intend to make publicly available any update or other revisions to any of the forward-looking statements contained in this report to reflect circumstances existing after the date of this report or to reflect the occurrence of future events even if experience or future events make it clear that any expected results expressed or implied by those forward-looking statements will not be realized. Additional information regarding these and other factors can be found in “Item 1A. Risk Factors” in this Form 10-Q and in our 2019 Annual Report on Form 10-K.

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
Executive Overview
In the first quarter of 2020, our operating income decreased $471 million to a loss of $318 million, and our operating income (loss) rate decreased to (19.2%) from 5.8%. Net sales decreased $975 million to $1.654 billion. At Bath & Body Works, net sales decreased $158 million, or 18%, and operating income decreased $86 million, or 55%. At Victoria's Secret, net sales decreased $689 million, or 46%, and operating income decreased to a loss of $300 million, including long-lived store asset impairment charges of $97 million. At Victoria's Secret and Bath & Body Works International, net sales decreased $70 million, or 51%, and the operating loss increased by $31 million.
Impacts of COVID-19
In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place.” The situation and preventative or protective actions that governments around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption, including closure of our stores, limited store operating hours, reduced customer traffic and consumer spending and delays in manufacturing and shipping of products and raw materials in the U.S., China and other countries. During this period, we are focused on protecting the health and safety of our customers, employees, contractors, suppliers, and other business partners. We are also working with our suppliers to minimize potential disruptions, while managing our business in response to a changing dynamic.
Our business operations and financial performance for the first quarter of 2020 were materially impacted by the COVID-19 pandemic. All our stores in North America were closed on March 17th, and only approximately 20 Bath & Body Works stores were opened as of the end of the first quarter. Additionally, operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March, while Bath & Body Works Direct remained open for the duration of the first quarter. Since the global COVID-19 crisis began, we have taken prudent actions to manage expenses and to maintain our solid cash position and financial flexibility through the pandemic, including:

•	Furloughing most store associates as of April 5, while continuing to provide healthcare benefits for eligible associates;

•	Suspending associate merit increases;

•	Reducing salaries for senior vice presidents and above by 20%;

•	Suspending cash compensation for the Company's former Chairman and CEO, Leslie H. Wexner, and for all Board members;

•	Reducing our capital expenditures forecast from $550 million to approximately $250 million;

•	Reducing Spring (first and second quarter) inventory receipts versus last year by approximately 45% at Victoria's Secret and PINK, and by approximately 20% at Bath & Body Works;

•	Suspending our quarterly cash dividend beginning in the second quarter of fiscal 2020;

•	Suspending store rent payments beginning in April. We are in active discussions with our landlords to negotiate with respect to these rent payments and go-forward occupancy costs;

•	Amending our revolving credit facility to an asset-backed loan revolving credit facility that does not contain a leverage ratio financial maintenance covenant; and

•	Extending payment terms to vendors.
We remain committed to managing inventory, expenses and capital conservatively to preserve cash and maximize liquidity.
For the second quarter, we are committed to maximizing revenue through continued emphasis on the Direct businesses. We will thoughtfully reopen stores throughout the second quarter, taking steps to ensure the safety of our customers and associates, and adhering to government guidelines. We expect that the majority of our stores will be open by the end of July.
For additional information related to our first quarter 2020 financial performance, see “Results of Operations.”
Go-forward Plan for Victoria's Secret
We remain committed to establishing Bath & Body Works as a pure-play public company and are taking the necessary steps to prepare Victoria’s Secret to operate as a separate, standalone company. We are actively engaged in implementing a comprehensive profit improvement plan for Victoria's Secret, which includes:

◦	An increase in focus on inventory management, sourcing cost reductions and tariff mitigations, and an increase in full-price selling driven by an improved product assortment;

◦	A reduction in store selling costs;

◦
A rationalization of the Victoria’s Secret company-owned store footprint. We estimate that we will close approximately 250 stores in the U.S. and Canada in 2020. We are also actively evaluating strategic alternatives to reduce or eliminate losses in the U.K. and China; and

◦
A holistic review of our home office organizations, which will include the decentralization of significant functions and services in support of creating standalone companies and a meaningful reduction in overhead expenses, along with a focus on retaining key talent.

We believe that implementing this plan will better position us to evaluate the next steps for the separation of the Victoria's Secret business.

Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements which present net loss and loss per share in 2020 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	First Quarter
(in millions, except per share amounts)	2020	2019
Detail of Special Items - Income (Expense)
Victoria's Secret Store-Related Asset Impairment (a)	$(97)	$—
Special Items included in Operating Income (Loss)	(97)	—
Tax Benefit from the Resolution of Certain Tax Matters (b)	50	—
Tax Effect of Special Items included in Operating Income (Loss)	25	—
Special Items included in Net Income (Loss)	$(22)	$—

Reconciliation of Reported Operating Income (Loss) to Adjusted Operating Income (Loss)
Reported Operating Income (Loss)	$(318)	$153
Special Items included in Operating Income (Loss)	97	—
Adjusted Operating Income (Loss)	$(221)	$153

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income (Loss)
Reported Net Income (Loss)	$(297)	$40
Special Items included in Net Income (Loss)	22	—
Adjusted Net Income (Loss)	$(275)	$40

Reconciliation of Reported Earnings (Loss) Per Diluted Share to Adjusted Earnings (Loss) Per Diluted Share
Reported Earnings (Loss) Per Diluted Share	$(1.07)	$0.14
Special Items included in Earnings (Loss) Per Diluted Share	0.08	—
Adjusted Earnings (Loss) Per Diluted Share	$(0.99)	$0.14
 ________________

(a)
In the first quarter of 2020, we recognized pre-tax impairment charges of $97 million ($72 million after tax) related to certain Victoria's Secret long-lived store assets. For additional information see Note 6, "Property and Equipment, Net."

(b)	In the first quarter of 2020, we recognized a $50 million tax benefit related to the resolution of certain tax matters. For additional information see Note 8, "Income Taxes."

Company-Owned Store Data
The following table compares the first quarter of 2020 company-owned store data to the first quarter of 2019:

	First Quarter
	2020	2019	% Change
Sales per Average Selling Square Foot (a)
Bath & Body Works U.S.	$93	$160	(42%)
Victoria’s Secret U.S.	71	154	(54%)
Sales per Average Store (in thousands) (a)
Bath & Body Works U.S.	$245	$413	(41%)
Victoria’s Secret U.S.	464	1,000	(54%)
Average Store Size (selling square feet)
Bath & Body Works U.S.	2,633	2,592	2%
Victoria’s Secret U.S.	6,587	6,540	1%
Total Selling Square Feet (in thousands)
Bath & Body Works U.S.	4,305	4,224	2%
Victoria’s Secret U.S.	6,804	6,959	(2%)
 ________________

(a)
Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively. As a result of the COVID-19 pandemic, all our stores in the U.S. were closed on March 17, and almost all remained closed as of the end of the first quarter. As a result, comparisons of year-over-year trends are not a meaningful way to discuss our operating results this quarter.

The following table represents company-owned store data for first quarter of 2020:

	Stores Operating at			Stores Operating at
	February 1, 2020	Opened	Closed	May 2, 2020
Bath & Body Works U.S.	1,637	3	(5)	1,635
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,739	3	(5)	1,737
Victoria’s Secret U.S.	1,053	1	(21)	1,033
Victoria’s Secret Canada	38	—	(1)	37
Total Victoria's Secret	1,091	1	(22)	1,070
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories	41	—	(1)	40
Victoria's Secret Greater China	23	1	—	24
Total Victoria's Secret and Bath & Body Works International	90	1	(1)	90
Total L Brands Stores	2,920	5	(28)	2,897

The following table represents company-owned store data for first quarter of 2019:

	Stores Operating at			Stores Operating at
	February 2, 2019	Opened	Closed	May 4, 2019
Bath & Body Works U.S.	1,619	14	(3)	1,630
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,721	14	(3)	1,732
Victoria’s Secret U.S.	1,098	1	(35)	1,064
Victoria’s Secret Canada	45	—	—	45
Total Victoria's Secret	1,143	1	(35)	1,109
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories	38	2	(2)	38
Victoria's Secret Greater China	15	—	—	15
Total Victoria's Secret and Bath & Body Works International	79	2	(2)	79
Total L Brands Stores	2,943	17	(40)	2,920
Noncompany-Owned Store Data
The following table represents noncompany-owned store data for the first quarter of 2020:

	Stores Operating at			Stores Operating at
	February 1, 2020	Opened	Closed	May 2, 2020
Bath & Body Works	278	6	(1)	283
Victoria’s Secret Beauty & Accessories	360	—	(7)	353
Victoria's Secret	84	2	—	86
Total	722	8	(8)	722
The following table represents noncompany-owned store data for the first quarter of 2019:

	Stores Operating at			Stores Operating at
	February 2, 2019	Opened	Closed	May 4, 2019
Bath & Body Works	235	9	(1)	243
Victoria’s Secret Beauty & Accessories	383	7	(12)	378
Victoria's Secret	56	3	—	59
Total	674	19	(13)	680

First Quarter of 2020 Compared to First Quarter of 2019
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the first quarter of 2020 in comparison to the first quarter of 2019:

			Operating Income (Loss) Rate
	2020	2019	2020	2019
First Quarter	(in millions)
Bath & Body Works	$69	$155	9.7%	17.8%
Victoria’s Secret	(300)	33	(36.5%)	2.2%
Victoria's Secret and Bath & Body Works International	(35)	(4)	(53.9%)	(3.0%)
Other (a)	(52)	(31)	(94.5%)	(26.9%)
Total Operating Income (Loss)	$(318)	$153	(19.2%)	5.8%
  _______________

(a)	Includes sourcing and corporate functions.
For the first quarter of 2020, operating income (loss) decreased $471 million, to a loss of $318 million, and the operating income (loss) rate decreased to (19.2%) from 5.8%. The drivers of the operating income (loss) results are discussed in the following sections.

Net Sales
The following table provides net sales for the first quarter of 2020 in comparison to the first quarter of 2019:

	2020	2019	% Change
First Quarter	(in millions)
Bath & Body Works Stores (a)	$424	$715	(41%)
Bath & Body Works Direct	289	156	85%
Total Bath & Body Works	713	871	(18%)
Victoria’s Secret Stores (a)	514	1,149	(55%)
Victoria’s Secret Direct	308	362	(15%)
Total Victoria’s Secret	822	1,511	(46%)
Victoria's Secret and Bath & Body Works International (b)	65	135	(51%)
Other (c)	54	112	(52%)
Total Net Sales	$1,654	$2,629	(37%)
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function.

The following table provides a reconciliation of net sales for the first quarter of 2020 to the first quarter of 2019:

	Bath & Body Works	Victoria’s Secret	Victoria’s Secret and Bath & Body Works International	Other	Total
First Quarter	(in millions)
2019 Net Sales	$871	$1,511	$135	$112	$2,629
Comparable Store Sales	65	(84)	(26)	—	(45)
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(355)	(534)	(18)	—	(907)
Foreign Currency Translation	(1)	(1)	(3)	—	(5)
Direct Channels	133	(53)	(1)	—	79
Private Label Credit Card	—	(17)	—	—	(17)
International Wholesale, Royalty and Other	—	—	(22)	(58)	(80)
2020 Net Sales	$713	$822	$65	$54	$1,654

The following table compares the first quarter of 2020 comparable sales to the first quarter of 2019:

First Quarter	2020	2019
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	41%	13%
Victoria's Secret (b)	(13%)	(5%)
Total Comparable Sales	4%	—%

Comparable Store Sales (a)
Bath & Body Works (b)	20%	7%
Victoria’s Secret (b)	(15%)	(7%)
Total Comparable Store Sales	(5%)	(3%)
________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Therefore, comparable sales results for the first quarter of 2020 exclude stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Bath & Body Works
For the first quarter of 2020, net sales decreased $158 million to $713 million, comparable sales increased 41%, and comparable store sales increased 20% (during the period the stores were open). Net sales decreased as a result of the COVID-19-related store closures. Comparable store sales increased meaningfully prior to the temporary store closures, primarily driven by a significant increase in demand for hand soaps and sanitizers, as well as by increases in body care and home fragrance. The Bath & Body Works Direct channel, which remained open throughout the quarter, grew sales by 85% as we focused on increasing our fulfillment capacity to meet the significant and unplanned increase in demand. All major categories in the Direct Channel are experiencing positive sales growth, with high demand in soaps and sanitizers.
The increase in comparable sales was driven by increases in digital traffic and digital conversion.
Victoria's Secret
For the first quarter of 2020, net sales decreased $689 million to $822 million, comparable sales decreased 13%, and comparable store sales decreased 15% (during the period stores were open). Net sales decreased as a result of the COVID-19-related store closures. Prior to the temporary store closures, comparable store sales in all categories declined due to merchandise performance. Victoria's Secret Direct channel sales declined by 15%, driven by merchandise performance and also by the temporary suspension of operations in March.
The decrease in comparable sales was driven by declines in traffic and average unit retail.
Victoria's Secret and Bath & Body Works International
For the first quarter of 2020, net sales decreased $70 million to $65 million due to a decline in the Victoria's Secret International business and COVID-19-related store closures impacting Company-owned and partner-operated stores.
Other
For the first quarter of 2020, net sales decreased $58 million to $54 million due a decrease in wholesale sales to our international partners, impacted significantly by COVID-19-related store closures.
Gross Profit
For the first quarter of 2020, our gross profit decreased $646 million to $288 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 17.4% from 35.5%, primarily driven by the following:

Bath & Body Works
For the first quarter of 2020, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales due to the COVID-19-related store closures.
The gross profit rate decrease was driven by buying and occupancy deleverage on lower net sales in the stores channel and a decline in the merchandise margin rate due to the sales mix shift into the direct business, which has a lower merchandise margin rate than the stores channel. This was partially offset by a meaningful reduction in promotional activity.
Victoria's Secret
For the first quarter of 2020, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales due to the COVID-19-related store closures and long-lived store asset impairment charges of $97 million.
The gross profit rate decrease was primarily driven by the long-lived store asset impairment charges and buying and occupancy deleverage on lower net sales.
Victoria's Secret Bath & Body Works International
For the first quarter of 2020, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales due to the COVID-19-related store closures.
The gross profit rate decrease was primarily driven by buying and occupancy deleverage on lower net sales.
General, Administrative and Store Operating Expenses
For the first quarter of 2020, our general, administrative and store operating expenses decreased $175 million to $606 million due to declines in store selling payroll, credit card fees and Victoria's Secret marketing expenses as a result of the COVID-19-related store closures.
The general, administrative and store operating expense rate increased to 36.7% from 29.7% due to deleverage on lower net sales.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the first quarter of 2020 and 2019:

First Quarter	2020	2019
Average daily borrowings (in millions)	$6,077	$5,878
Average borrowing rate (in percentages)	6.3%	6.6%
For the first quarter of 2020, our interest expense decreased $2 million to $97 million due to a lower average daily borrowing rate, partially offset by higher average daily borrowings.
Other Income
For the first quarter of 2020, our other income decreased $3 million to $3 million primarily due to lower interest rates received on invested cash balances.
Provision for Income Taxes
For the first quarter of 2020, our effective tax rate was 28.0% compared to 33.6% in the first quarter of 2019. The first quarter of 2020 rate was higher than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters, which resulted in a $50 million tax benefit, offset by losses related to certain foreign subsidiaries, which generate no tax benefit. The first quarter of 2019 rate was higher than the Company's combined estimated federal and state statutory rate primarily due to the recognition of tax expense recorded through the income statement on share-based awards that vested in the quarter.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $147 million as of May 2, 2020.
COVID-19 Response
Since the global COVID-19 crisis began, we have taken prudent actions to maintain our solid cash position and financial flexibility through the pandemic, including:

•	Reducing our capital expenditures forecast from $550 million to approximately $250 million;

•	Reducing Spring (first and second quarter) inventory receipts versus last year by approximately 45% at Victoria's Secret and PINK, and by approximately 20% at Bath & Body Works;

•	Suspending our quarterly cash dividend beginning in the second quarter of fiscal 2020;

•	Suspending store rent payments beginning in April. We are in active discussions with our landlords to negotiate with respect to these rent payments and go-forward occupancy costs;

•	Amending our revolving credit facility to an asset-backed loan revolving credit facility that does not contain a leverage ratio financial maintenance covenant; and

•	Extending payment terms to vendors.
We remain committed to managing inventory, expenses and capital conservatively to preserve cash and maximize liquidity.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.
The following table provides a summary of our working capital position and capitalization as of May 2, 2020, February 1, 2020 and May 4, 2019:

	May 2, 2020	February 1, 2020	May 4, 2019
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$(342)	$1,236	$(73)
Capital Expenditures (a)	55	458	123
Working Capital	166	873	750
Capitalization:
Long-term Debt	5,034	5,487	5,749
Shareholders’ Equity (Deficit)	(1,861)	(1,499)	(902)
Total Capitalization	$3,173	$3,988	$4,847
Amounts Available Under the Credit Agreement (b)	$—	$981	$990
 _______________

(a)	The February 1, 2020 amounts represent a fifty-two-week period, and the May 2, 2020 and May 4, 2019 amounts represent thirteen-week periods.

(b)
As of May 2, 2020, we were unable to draw upon the Credit Agreement as our consolidated cash balance exceeded $350 million. We had outstanding letters of credit that reduced our availability under the Credit Agreement of $28 million as of May 2, 2020, $19 million as of February 1, 2020 and $10 million as of May 4, 2019.

Cash Flow
The following table provides a summary of our cash flow activity for the first quarter of 2020 and 2019:

	Year-to-Date
	2020	2019
	(in millions)
Cash and Cash Equivalents, Beginning of Period	$1,499	$1,413
Net Cash Flows Used for Operating Activities	(342)	(73)
Net Cash Flows Used for Investing Activities	(60)	(106)
Net Cash Flows Used for Financing Activities	(138)	(86)
Effects of Exchange Rate Changes on Cash and Cash Equivalents	(2)	(2)
Net Decrease in Cash and Cash Equivalents	(542)	(267)
Cash and Cash Equivalents, End of Period	$957	$1,146
Operating Activities
Net cash used for operating activities in 2020 was $342 million, including a net loss of $297 million. Net loss included depreciation of $139 million, long-lived store asset impairment charges of $97 million and share-based compensation expense of $20 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal and COVID-19-related changes in Inventories, Accounts Payable, Accrued Expenses and Other, and Accounts Receivable.
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
Investing Activities
Net cash used for investing activities in 2020 was $60 million consisting primarily of capital expenditures of $55 million. The capital expenditures included $32 million primarily related to Bath & Body Works for the opening of new stores and the remodeling and improving of existing stores. Remaining capital expenditures were primarily related to spending on technology and logistics to support our digital businesses and other retail capabilities.
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
Financing Activities
Net cash used for financing activities in 2020 was $138 million consisting primarily of quarterly dividend payments of $0.30 per share, or $83 million, and $46 million of net repayments under our Foreign Facilities. We also borrowed and repaid $950 million under our Credit Agreement during the first quarter of 2020.
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
We did not repurchase any shares during the first quarter of 2020 or 2019.
In March 2018, our Board of Directors approved a $250 million repurchase program, which had $79 million remaining as of May 2, 2020.

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
Our Board of Directors suspended our quarterly cash dividend beginning in the second quarter of fiscal 2020 as a proactive measure to strengthen our financial flexibility and manage through the COVID-19 pandemic.
Under the authority and declaration of our Board of Directors, we paid the following dividends during the first quarter of 2020 and 2019:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2020
First Quarter	$0.30	$83
2019
First Quarter	$0.30	$83
Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of May 2, 2020, February 1, 2020 and May 4, 2019:

	May 2, 2020	February 1, 2020	May 4, 2019
	(in millions)
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$991	$991	$990
$860 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	858	858	952
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498	498
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	496
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	487	487	—
$450 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	450	450	777
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	276	276	274
$338 million, 7.00% Fixed Interest Rate Notes due May 2020 (“2020 Notes”)	—	—	338
Secured Foreign Facilities	107	103	91
Total Senior Debt with Subsidiary Guarantee	$4,856	$4,852	$5,109
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	298	298	297
Unsecured Foreign Facilities	—	50	67
Total Senior Debt	$646	$696	$712
Total	$5,502	$5,548	$5,821
Current Debt	(468)	(61)	(72)
Total Long-term Debt, Net of Current Portion	$5,034	$5,487	$5,749
Issuance of Notes
In June 2019, we issued $500 million of 7.50% notes due in June 2029. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by certain of our 100% owned subsidiaries (the “Guarantors”). The proceeds from the issuance were $486 million, which were net of discounts and issuance costs of $14 million. The discounts and issuance costs are being amortized through the maturity date and are included within Long-term Debt on the May 2, 2020 and February 1, 2020 Consolidated Balance Sheets.

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
In the second quarter of 2019, we recognized a pre-tax loss on extinguishment of debt of $40 million (after-tax loss of $30 million), which includes redemption fees and the write-offs of unamortized issuance costs.
Revolving Credit Facility
We, the Guarantors and certain of our 100% owned Canadian subsidiaries guarantee and pledge collateral to secure a revolving credit facility. In April 2020, we entered into an amendment and restatement of the Credit Agreement to convert our revolving credit facility into an asset-backed revolving credit facility. The Amendment maintains the aggregate commitments at $1 billion, and maintains the expiration date in August of 2024. The ABL Facility allows borrowings and letters of credit in U.S. dollars or Canadian dollars.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the aggregate commitment and (ii) the borrowing base, we will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that our consolidated cash balance exceeds $350 million, we will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of May 2, 2020, we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million.
As of May 2, 2020, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.75% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of May 2, 2020, we were not required to maintain this ratio.
In March 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, we elected to borrow $950 million from our revolving facility, which was prepaid upon the completion of the Amendment. As of May 2, 2020, there were no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $28 million of outstanding letters of credit as of May 2, 2020 that reduced our availability under the ABL Facility.
Foreign Facilities
Certain of our Greater China subsidiaries utilize revolving and term loan bank facilities to support their operations. The Foreign Facilities allow borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. Certain of these facilities are guaranteed by us, the Guarantors and certain of our 100% owned Canadian subsidiaries, and certain of these facilities are guaranteed by us only.
The Secured Foreign Facilities have availability totaling $150 million. During the first quarter of 2020, we borrowed $10 million and made payments of $6 million under the Secured Foreign Facilities. As of May 2, 2020, there were borrowings of $107 million outstanding under the Secured Foreign Facilities, of which $18 million is included within Current Debt on the Consolidated Balance Sheet. Borrowings on the Secured Foreign Facility mature between June 2020 and August 2024. During the first quarter of 2020, we agreed to cash collateralize the Secured Foreign Facilities but had not yet put the collateral in place as of May 2, 2020. The Secured Foreign Facilities will be required to be collateralized for the total lender commitments, net of certain paydowns, and, as such, reduces over time.
The Unsecured Foreign Facilities have availability totaling $75 million. During the first quarter of 2020, we borrowed $13 million and made payments of $63 million under the Unsecured Foreign Facilities. As of May 2, 2020, there were no borrowings outstanding under the Unsecured Foreign Facilities. Subsequent to May 2, 2020, we terminated the Unsecured Foreign Facilities.

Credit Ratings
The following table provides our credit ratings as of May 2, 2020:

	Moody’s	S&P
Corporate	B1	B+
Senior Unsecured Debt with Subsidiary Guarantee	B1	B+
Senior Unsecured Debt	B3	B-
Outlook	Under Review	Negative
Subsequent to May 2, 2020, Moody's downgraded our Corporate and Senior Unsecured Debt with Subsidiary Guarantee ratings to B2, our Senior Unsecured Debt rating to Caa1, and updated our outlook to Negative.
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 2021 Notes, 2022 Notes, 2023 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2035 Notes and the 2036 Notes (collectively, the "Notes").
The Notes have been issued by L Brands, Inc. (the “Parent Company”) and are its senior unsecured obligations. The Notes rank equally in right of payment with all of our existing and future senior unsecured obligations and senior to any of our future subordinated indebtedness and are fully and unconditionally guaranteed on a joint and several basis by each of our wholly-owned subsidiaries that also guarantee our obligations under certain of our senior secured credit facilities (such guarantees, the “Guarantees”; and, such guaranteeing subsidiaries, the “Subsidiary Guarantors”). The Guarantees of the Subsidiary Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions.
Each Guarantee is limited, by its terms, to an amount not to exceed the maximum amount that can be guaranteed by the applicable Subsidiary Guarantor subject to avoidance under applicable fraudulent conveyance provisions of U.S. and non-U.S. law.
The following tables sets forth summarized financial information for the Parent Company and the Subsidiary Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries:

SUMMARIZED BALANCE SHEETS	May 2, 2020	February 1, 2020
	(in millions)
ASSETS
Current Assets (a)	$3,402	$3,728
Noncurrent Assets	5,134	5,357

LIABILITIES
Current Liabilities (b)	$4,179	$4,163
Noncurrent Liabilities (c)	8,460	8,772
 _______________

(a)	Includes amounts due from non-Guarantor subsidiaries of $1.072 billion and $1.091 billion as of May 2, 2020 and February 1, 2020, respectively.

(b)	Includes amounts due to non-Guarantor subsidiaries of $2.216 billion and $2.684 billion as of May 2, 2020 and February 1, 2020, respectively.

(c)	Includes amounts due to non-Guarantor subsidiaries of $476 million as of both May 2, 2020 and February 1, 2020.

SUMMARIZED STATEMENT OF LOSS	First Quarter
2020
(in millions)
Net Sales (a)	$1,589
Gross Profit	275
Operating Loss	(263)
Loss Before Income Taxes	(368)
Net Loss (b)	(256)
 _______________

(a)	Includes net sales of $39 million to non-Guarantor subsidiaries.

(b)	Includes net loss of $8 million related to transactions with non-Guarantor subsidiaries.
Contingent Liabilities and Contractual Obligations
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of our subsidiaries have remaining contingent obligations of $36 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As part of the sale, a liability of $5 million was recorded for these obligations. During 2019, additional reserves of $35 million were recorded related to these obligations. As of May 2, 2020, we recorded reserves of $37 million related to these and certain other obligations related to the La Senza business. As of May 2, 2020, reserves of $6 million are included within Accrued Expenses and Other on the Consolidated Balance Sheet and the remaining reserves are included within Other Long-term Liabilities.
Other
In connection with noncancelable operating leases of certain assets, we provided residual value guarantees to the lessor if the leased assets cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The leases expire at various dates through 2021, and the total amount of the guarantees is $94 million. We recorded a liability of $17 million as of May 2, 2020 and February 1, 2020, and $10 million as of May 4, 2019 related to these guarantee obligations. This liability is included in Current Operating Lease Liabilities on the May 2, 2020 and February 1, 2020 Consolidated Balance Sheets, and in Long-term Operating Lease Liabilities on the May 4, 2019 Consolidated Balance Sheet.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 1, 2020, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2019 Annual Report on Form 10-K. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires the use of a forward-looking expected loss impairment model for accounts receivable and certain other financial instruments. We adopted the standard in the first quarter of fiscal 2020. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.

Guarantor Reporting
In March 2020, the SEC issued a final rule, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, that simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X. The rule replaces the requirement to provide condensed consolidating financial information with a requirement to present summarized financial information of the issuers and guarantors. It also requires qualitative disclosures with respect to information about guarantors, the terms and conditions of guarantees and the factors that may affect payment. These disclosures may be provided outside the footnotes to the Company’s consolidated financial statements. We early adopted the reporting requirements of the rule in the first quarter of fiscal 2020, and elected to provide these disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
There have been no material changes to the critical accounting policies and estimates disclosed in our 2019 Annual Report on Form 10-K.

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

Excluding our Foreign Facilities, all of our debt as of May 2, 2020 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of May 2, 2020, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of May 2, 2020, February 1, 2020 and May 4, 2019:

	May 2, 2020	February 1, 2020	May 4, 2019
	(in millions)
Principal Value	$5,458	$5,458	$5,722
Fair Value, Estimated (a)	4,151	5,555	5,486
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that we made false and/or misleading statements relating to the November 2018 announcement that we were reducing our quarterly dividend. In September 2019, a different plaintiff shareholder filed a second putative class action complaint in the U.S. District Court for the Southern District of Ohio containing substantially the same allegations and seeking substantially the same relief.  In October 2019, the Court issued an order consolidating the two putative class actions, appointing a lead plaintiff, and approving that lead plaintiff’s selection of lead counsel.  The lead plaintiff filed a consolidated amended complaint on December 20, 2019 that asserted substantially the same allegations and sought substantially the same relief as the initial complaint.  We filed a motion to dismiss the consolidated amended complaint on February 18, 2020, the lead plaintiff filed an opposition to our motion to dismiss on May 4, 2020, and we filed a reply brief in further support of our motion to dismiss on June 3, 2020.  Our motion to dismiss the consolidated amended complaint is now fully briefed and pending before the court.  We view this lawsuit as meritless and intend to defend against this lawsuit vigorously.
On February 19, 2020, a plaintiff shareholder filed a complaint in the U.S. District Court for the Southern District of Ohio alleging derivative claims on behalf of L Brands, Inc. against certain of our current and former directors and officers.  We were named as nominal defendant.  The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment in connection with alleged misstatements about our quarterly dividend prior to the announced reduction of the dividend in November 2018. We intend to seek dismissal of the lawsuit.
On May 19, 2020, a purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Court of Common Pleas for Franklin County, Ohio.  The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, that these defendants breached their fiduciary duties by violating law and/or company policies relating to workplace conduct.  We were named as nominal defendant only, and there are no claims asserted against us.  We are currently evaluating our potential options for responding to the lawsuit.

Item 1A.	RISK FACTORS

The following information supplements the risk factors described in “Item 1A: Risk Factors” in our 2019 Annual Report on Form 10-K and should be read in conjunction with the risk factors described in the 2019 Annual Report on Form 10-K. We wish to caution the reader that the risk factors discussed in “Item 1A: Risk Factors” in our 2019 Annual Report on Form 10-K and those described in this report or other SEC filings could cause actual results to differ materially from those stated in any forward-looking statements.

Divestitures or other dispositions, including any divestiture of Victoria’s Secret and related operations, could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements.

We continually assess the shareholder value and the strategic fit of our existing businesses, and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan, or are not achieving the desired shareholder value or return on investment. These transactions, including any divestiture of Victoria’s Secret and related operations, pose risks and challenges that could negatively impact our business. For example, we may be unable to do so on satisfactory terms within our anticipated timeframe or at all, and even after reaching a definitive agreement to sell or dispose a business, the sale is typically subject to satisfaction of pre-closing conditions which may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts and distract management, and disputes may arise with buyers. In addition, we may be required to indemnify buyers against known and unknown contingent liabilities related to any businesses we have sold or disposed of. The resolution of these contingencies may have a material effect on our financial statements. Uncertainty about the effect of any potential divestiture of Victoria’s Secret on employees, commercial partners and vendors may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel and could cause commercial partners, vendors and others that deal with us to defer or decline entering into contracts with us or seek to change existing business relationships with us. In addition, if key employees depart because of uncertainty about their future roles and the potential complexities of any potential divestiture of Victoria’s Secret, our business could be harmed. If we are unable to divest any such businesses, including Victoria’s Secret, we will continue to be subject to the risks of operating such businesses.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the first quarter of 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
February 2020	4	$23.36	—	$78,677
March 2020	399	10.95	—	78,677
April 2020	12	11.52	—	78,677
Total	415		—
  _______________

(a)
The total number of shares repurchased includes shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 4, “Earnings Per Share and Shareholders' Equity (Deficit)” included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

10.1	Employment Agreement and Cash Retention Award Agreement between L Brands, Inc. and Andrew Meslow, dated May 15, 2020.

10.2	Employment Agreement Amendment and Retention Bonus Agreement between L Brands, Inc. and Stuart Burgdoerfer, dated May 18, 2020.

10.3	Executive Separation Agreement between L Brands, Inc. and Charles McGuigan, dated May 18, 2020.

10.4	Retention Bonus Agreement between L Brands Store Design & Construction, Inc. and Jamie Bersani, dated May 19, 2020.

10.5	Retention Bonus Agreement and Executive Separation Agreement between L Brands, Inc. and Shelley Milano, dated May 29, 2020.

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L BRANDS, INC.
(Registrant)
By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *
Date: June 3, 2020

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.