Form 10-Q
period 2020-08-01
L Brands, Inc.
filed 2020-09-03
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 1, 2020
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
As of August 28, 2020, the number of outstanding shares of the Registrant’s common stock, was 277,889,018 shares.

L BRANDS, INC.

*
The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2020” and “second quarter of 2019” refer to the thirteen-week periods ended August 1, 2020 and August 3, 2019, respectively. “Year-to-date 2020” and “year-to-date 2019” refer to the twenty-six-week periods ending August 1, 2020 and August 3, 2019, respectively.

PART I—FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Second Quarter		Year-to-Date
	2020	2019	2020	2019
Net Sales	$2,319	$2,902	$3,974	$5,530
Costs of Goods Sold, Buying and Occupancy	(1,608)	(1,919)	(2,974)	(3,614)
Gross Profit	711	983	1,000	1,916
General, Administrative and Store Operating Expenses	(667)	(808)	(1,274)	(1,588)
Operating Income (Loss)	44	175	(274)	328
Interest Expense	(104)	(95)	(201)	(194)
Other Income (Loss)	—	(38)	3	(31)
Income (Loss) Before Income Taxes	(60)	42	(472)	103
Provision (Benefit) for Income Taxes	(11)	4	(126)	25
Net Income (Loss)	$(49)	$38	$(346)	$78
Net Income (Loss) Per Basic Share	$(0.18)	$0.14	$(1.25)	$0.28
Net Income (Loss) Per Dilutive Share	$(0.18)	$0.14	$(1.25)	$0.28
Dividends Per Share	$—	$0.30	$0.30	$0.60

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Second Quarter		Year-to-Date
	2020	2019	2020	2019
Net Income (Loss)	$(49)	$38	$(346)	$78
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	2	(7)	(4)	(11)
Unrealized Gain (Loss) on Cash Flow Hedges	(3)	2	2	4
Reclassification of Cash Flow Hedges to Earnings	(1)	(1)	(1)	(3)
Total Other Comprehensive Loss, Net of Tax	(2)	(6)	(3)	(10)
Total Comprehensive Income (Loss)	$(51)	$32	$(349)	$68

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	August 1, 2020	February 1, 2020	August 3, 2019
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,611	$1,499	$853
Accounts Receivable, Net	268	306	283
Inventories	1,476	1,287	1,329
Other	150	153	188
Total Current Assets	4,505	3,245	2,653
Property and Equipment, Net	2,292	2,486	2,756
Operating Lease Assets	2,635	3,053	3,209
Goodwill	628	628	1,348
Trade Names	411	411	411
Deferred Income Taxes	74	84	62
Other Assets	335	218	179
Total Assets	$10,880	$10,125	$10,618
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$957	$647	$763
Accrued Expenses and Other	1,340	1,052	919
Current Debt	460	61	75
Current Operating Lease Liabilities	624	478	456
Income Taxes	52	134	3
Total Current Liabilities	3,433	2,372	2,216
Deferred Income Taxes	191	219	241
Long-term Debt	6,269	5,487	5,475
Long-term Operating Lease Liabilities	2,698	3,052	3,165
Other Long-term Liabilities	193	490	450
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 286, 285 and 284 shares issued; 278, 277 and 276 shares outstanding, respectively	143	142	142
Paid-in Capital	869	847	806
Accumulated Other Comprehensive Income	49	52	49
Retained Earnings (Deficit)	(2,611)	(2,182)	(1,572)
Less: Treasury Stock, at Average Cost; 8, 8 and 8 shares, respectively	(358)	(358)	(358)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,908)	(1,499)	(933)
Noncontrolling Interest	4	4	4
Total Equity (Accumulated Deficit)	(1,904)	(1,495)	(929)
Total Liabilities and Equity (Deficit)	$10,880	$10,125	$10,618

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Second Quarter 2020

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 2, 2020	278	$143	$865	$51	$(2,562)	$(358)	$3	$(1,858)
Net Loss	—	—	—	—	(49)	—	—	(49)
Other Comprehensive Loss	—	—	—	(2)	—	—	—	(2)
Total Comprehensive Loss	—	—	—	(2)	(49)	—	—	(51)
Share-based Compensation and Other	—	—	4	—	—	—	1	5
Balance, August 1, 2020	278	$143	$869	$49	$(2,611)	$(358)	$4	$(1,904)

Second Quarter 2019

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, May 4, 2019	276	$142	$786	$55	$(1,527)	$(358)	$4	$(898)
Net Income	—	—	—	—	38	—	—	38
Other Comprehensive Loss	—	—	—	(6)	—	—	—	(6)
Total Comprehensive Income (Loss)	—	—	—	(6)	38	—	—	32
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	—	—	20	—	—	—	—	20
Balance, August 3, 2019	276	$142	$806	$49	$(1,572)	$(358)	$4	$(929)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Year-to-Date 2020

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2020	277	$142	$847	$52	$(2,182)	$(358)	$4	$(1,495)
Net Loss	—	—	—	—	(346)	—	—	(346)
Other Comprehensive Loss	—	—	—	(3)	—	—	—	(3)
Total Comprehensive Loss	—	—	—	(3)	(346)	—	—	(349)
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	22	—	—	—	—	23
Balance, August 1, 2020	278	$143	$869	$49	$(2,611)	$(358)	$4	$(1,904)

Year-to-Date 2019

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 2, 2019	275	$141	$771	$59	$(1,482)	$(358)	$4	$(865)
Cumulative Effect of Accounting Change	—	—	—	—	(2)	—	—	(2)
Balance, February 3, 2019	275	141	771	59	(1,484)	(358)	4	(867)
Net Income	—	—	—	—	78	—	—	78
Other Comprehensive Loss	—	—	—	(10)	—	—	—	(10)
Total Comprehensive Income (Loss)	—	—	—	(10)	78	—	—	68
Cash Dividends ($0.60 per share)	—	—	—	—	(166)	—	—	(166)
Share-based Compensation and Other	1	1	35	—	—	—	—	36
Balance, August 3, 2019	276	$142	$806	$49	$(1,572)	$(358)	$4	$(929)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2020	2019
Operating Activities:
Net Income (Loss)	$(346)	$78
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation of Long-lived Assets	266	295
Long-lived Store and Lease Asset Impairment Charges	214	—
Share-based Compensation Expense	28	44
Deferred Income Taxes	(19)	15
Gain from Hong Kong Store Closure and Lease Termination	(39)	—
Loss on Extinguishment of Debt	—	40
Gains on Distributions from Easton Investments	—	(2)
Changes in Assets and Liabilities:
Accounts Receivable	37	55
Inventories	(191)	(83)
Accounts Payable, Accrued Expenses and Other	304	(107)
Income Taxes Payable	(92)	(138)
Other Assets and Liabilities	124	(35)
Net Cash Provided by Operating Activities	286	162
Investing Activities:
Capital Expenditures	(124)	(244)
Other Investing Activities	8	7
Net Cash Used for Investing Activities	(116)	(237)
Financing Activities:
Proceeds from Issuance of Long-Term Debt, Net of Issuance Costs	1,231	486
Payments of Long-term Debt	—	(799)
Borrowing from Credit Agreement	950	—
Repayment of Credit Agreement	(950)	—
Borrowings from Foreign Facilities	33	25
Repayments of Foreign Facilities	(85)	(14)
Dividends Paid	(83)	(166)
Tax Payments related to Share-based Awards	(6)	(11)
Other Financing Activities	(19)	(4)
Net Cash Provided by (Used for) Financing Activities	1,071	(483)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	(1)	(2)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	1,240	(560)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	1,499	1,413
Cash and Cash Equivalents and Restricted Cash, End of Period	$2,739	$853

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
The Company remains committed to establishing Bath & Body Works as a pure-play public company and is taking the necessary steps to prepare Victoria's Secret to operate as a separate standalone company. Management is actively engaged in implementing a comprehensive profit improvement plan that will enable more effective and faster decision making and set each business up independently, allowing for a more efficient future separation.
During the second quarter of 2020, the Company completed its comprehensive review of the home office organizations in order to achieve meaningful reductions in overhead expenses and decentralize significant shared functions and services to support the creation of standalone companies. This resulted in a reduction of the home office headcount by approximately 15%, or about 850 associates. For additional information, see Note 4, “Restructuring."
Impacts of COVID-19
In March 2020, the coronavirus pandemic ("COVID-19") was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place.” The situation and preventative or protective actions that governments around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption, including closure of the Company's stores, limited store operating hours, reduced customer traffic and consumer spending and delays in manufacturing and shipping of products and raw materials. During this period, the Company is focused on protecting the health and safety of its customers, employees, contractors, suppliers, and other business partners. The Company is also working with its suppliers to minimize potential disruptions, while managing the Company's business in response to a changing dynamic.
The Company's business operations and financial performance for 2020 have been materially impacted by the COVID-19 pandemic. All the Company's stores in North America were closed on March 17th and almost all remained closed as of the beginning of the second quarter. Operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March, while Bath & Body Works Direct has remained open for the duration of 2020. The Company has re-opened approximately 1,600 Bath & Body Works stores and approximately 690 Victoria’s Secret stores in North America, representing the majority of its stores, as of August 1, 2020. On average, Bath & Body Works stores were closed for about half of the second quarter and Victoria’s Secret stores were closed for about 70% of the second quarter (including the impact of the approximately 250 stores which the Company plans to close). Additionally, the Company has dedicated resources to maximize capacity in its direct fulfillment centers to meet increased customer demand, while focusing on distribution, fulfillment and call center safety.
Since the global COVID-19 crisis began, the Company has taken prudent actions to manage expenses and to maintain its solid cash position and financial flexibility through the pandemic, including:

•	Furloughing most store associates as of April 5 during their temporary store closure, while continuing to provide healthcare benefits for eligible associates;

•	Suspending associate merit increases;

•	Temporarily reducing salaries for senior vice presidents and above by 20%;

•	Temporarily suspending cash compensation for all members of the Board of Directors;

•	Reducing 2020 forecasted capital expenditures from $550 million to approximately $250 million;

•	Reducing Spring (first and second quarter) inventory receipts versus last year by approximately 45% at Victoria's Secret and PINK, and by approximately 20% at Bath & Body Works;

•	Suspending the quarterly cash dividend beginning in the second quarter of fiscal 2020;

•
Suspending most store and select office rent payments during the temporary closures. The Company is in active discussions with its landlords to negotiate with respect to these rent payments and go-forward occupancy costs;

•	Converting the revolving credit facility to an asset-backed loan facility and issuing $1.25 billion in new notes; and

•	Extending payment terms to vendors.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the coronavirus outbreak and options to defer payroll tax payments. Based on the Company's evaluation of the CARES Act, it qualifies for certain employer payroll tax credits, which will offset store operating expenses. Year-to-date the Company has recognized $54 million of qualified payroll tax credits.
For most stores and select office locations, rent from April through July was not paid, or only partially paid, due to the temporary closures during the COVID-19 pandemic. The Company is in active discussions with its landlords to negotiate with respect to these rent payments and go-forward occupancy costs. The Financial Accounting Standards Board (“FASB”) issued guidance in April, which allows COVID-19-related rent concessions to be treated as variable rent. The Company has not yet finalized negotiations with respect to the majority of its leases.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “second quarter of 2020” and “second quarter of 2019” refer to the thirteen-week periods ended August 1, 2020 and August 3, 2019, respectively. “Year-to-Date 2020” and “year-to-date 2019” refer to the twenty-six-week periods ending August 1, 2020 and August 3, 2019, respectively.
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
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended August 1, 2020 and August 3, 2019 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2019 Annual Report on Form 10-K.
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
Restricted Cash
During the second quarter, the Company placed cash on deposit with certain financial institutions as collateral for lending commitments. The amount of collateral required reduces over time as the Company makes certain paydowns. For additional information see Note 10, "Long-term Debt and Borrowing Facilities."
These deposits, totaling $128 million, are recorded in Other Assets on the August 1, 2020 Consolidated Balance Sheet. The Company's total Cash and Cash Equivalents and Restricted Cash was $2.739 billion as of August 1, 2020.

Derivative Financial Instruments
The Company uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value.
The earnings of the Company's wholly owned foreign businesses are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian and U.K. businesses. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The fair value of designated cash flow hedges is not significant as of August 1, 2020.
Concentration of Credit Risk
The Company maintains cash and cash equivalents, restricted cash and derivative contracts with various major financial institutions. The Company monitors the relative credit standing of financial institutions with whom the Company transacts and limits the amount of credit exposure with any one entity. Typically, the Company’s investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits.
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
2. New Accounting Pronouncements
Credit Losses
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses, which requires the use of a forward-looking expected loss impairment model for accounts receivable and certain other financial instruments. The Company adopted the standard in the first quarter of 2020. The adoption of this standard did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.
Guarantor Reporting
In March 2020, the SEC issued a final rule, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, that simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X. The rule replaces the requirement to provide condensed consolidating financial information with a requirement to present summarized financial information of the issuers and guarantors. It also requires qualitative disclosures with respect to information about guarantors, the terms and conditions of guarantees and the factors that may affect payment. These disclosures may be provided outside the footnotes to the Company’s consolidated financial statements. The Company early adopted the reporting requirements of the rule in the first quarter of 2020 and elected to provide these disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $186 million as of August 1, 2020, $152 million as of February 1, 2020 and $174 million as of August 3, 2019. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days. As a result of the COVID-19 pandemic, the Company has extended the payment terms for certain partners.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $316 million as of August 1, 2020, $342 million as of February 1, 2020 and $276 million as of August 3, 2019. The Company recognized $132 million as revenue year-to-date 2020 from amounts recorded as deferred revenue at the beginning of the year. As of August 1, 2020, the Company recorded deferred revenue of $304 million within Accrued Expenses and Other, and $12 million within Other Long-term Liabilities on the Consolidated Balance Sheet.

The following table provides a disaggregation of Net Sales for the second quarter and year-to-date 2020 and 2019:

	Second Quarter		Year-to-Date
	2020	2019	2020	2019
	(in millions)
Bath & Body Works Stores (a)	$678	$883	$1,102	$1,597
Bath & Body Works Direct	519	178	807	335
Total Bath & Body Works	1,197	1,061	1,909	1,932
Victoria’s Secret Stores (a)	364	1,233	877	2,381
Victoria’s Secret Direct	614	373	922	735
Total Victoria’s Secret	978	1,606	1,799	3,116
Victoria's Secret and Bath & Body Works International (b)	80	155	146	289
Other (c)	64	80	120	193
Total Net Sales	$2,319	$2,902	$3,974	$5,530
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from the Company's sourcing function.
4. Restructuring
The Company remains committed to establishing Bath & Body Works as a pure-play public company and is taking the necessary steps to prepare Victoria's Secret to operate as a separate standalone company. Management of the Company is actively engaged in implementing a comprehensive profit improvement plan that will better position the Company to evaluate the next steps for the separation of the Victoria's Secret business. During the second quarter of 2020, the Company completed its comprehensive review of its home office organizations in order to achieve meaningful reductions in overhead expenses and decentralize significant shared functions and services to support the creation of standalone companies. This resulted in a reduction of the home office headcount by approximately 15%, or about 850 associates. Pre-tax severance and related costs associated with these reductions, totaling $81 million, are included in General, Administrative and Store Operating Expenses in the 2020 Consolidated Statements of Loss. Costs of $26 million and $5 million are recorded within the Victoria's Secret and Bath & Body Works segments, respectively, while the remaining $50 million is recorded within Other. As of August 1, 2020, a liability of $79 million related to these costs is included in Accrued Expenses and Other on the Consolidated Balance Sheet.
Victoria's Secret U.K.
The Company is actively working to reduce operating losses in the Victoria's Secret U.K. business. The Company entered into "Light Administration" in June to restructure store lease agreements and explore the sale of the business to a joint venture or franchise partner. The Company subsequently signed a non-binding term sheet with a major fashion retailer and is in an exclusive period of negotiation.
5. Earnings (Loss) Per Share and Shareholders’ Equity (Deficit)
Earnings (Loss) Per Share
Earnings (Loss) per basic share is computed based on the weighted-average number of outstanding common shares. Earnings (Loss) per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides shares utilized for the calculation of basic and diluted earnings (loss) per share for the second quarter and year-to-date 2020 and 2019:

	Second Quarter		Year-to-Date
	2020	2019	2020	2019
	(in millions)
Weighted-average Common Shares:
Issued Shares	286	284	285	284
Treasury Shares	(8)	(8)	(8)	(8)
Basic Shares	278	276	277	276
Effect of Dilutive Options and Restricted Stock (a)	—	2	—	2
Diluted Shares	278	278	277	278
Anti-dilutive Options and Awards (a)	11	6	12	5
 _______________

(a)
These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For 2020, the dilutive impact of outstanding options and awards were excluded from dilutive shares as a result of the Company's net loss for the periods.

Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
In March 2018, the Company's Board of Directors approved a $250 million repurchase program, which had $79 million remaining as of August 1, 2020.
The Company did not repurchase any shares during 2020 or 2019.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2020 and 2019:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2020
Second Quarter	$—	$—
First Quarter	0.30	83
Total	$0.30	$83
2019
Second Quarter	$0.30	$83
First Quarter	0.30	83
Total	$0.60	$166

The Board of Directors suspended the quarterly cash dividend beginning in the second quarter of 2020.
6. Inventories
The following table provides details of inventories as of August 1, 2020, February 1, 2020 and August 3, 2019:

	August 1, 2020	February 1, 2020	August 3, 2019
	(in millions)
Finished Goods Merchandise	$1,259	$1,152	$1,132
Raw Materials and Merchandise Components	217	135	197
Total Inventories	$1,476	$1,287	$1,329

Inventories are principally valued at the lower of cost, on a weighted-average cost basis, or net realizable value.

7. Long-Lived Assets
The following table provides details of property and equipment, net as of August 1, 2020, February 1, 2020 and August 3, 2019:

	August 1, 2020	February 1, 2020	August 3, 2019
	(in millions)
Property and Equipment, at Cost	$6,276	$6,613	$6,808
Accumulated Depreciation and Amortization	(3,984)	(4,127)	(4,052)
Property and Equipment, Net	$2,292	$2,486	$2,756

Depreciation expense was $127 million and $150 million for the second quarter of 2020 and 2019, respectively. Depreciation expense was $266 million and $295 million for year-to-date 2020 and 2019, respectively.
Long-lived store assets, which include leasehold improvements, store related assets and operating lease assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Store assets are grouped at the lowest level for which they are largely independent of other assets or asset groups. If the estimated undiscounted future cash flows related to the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the estimated fair value, determined by the estimated discounted future cash flows of the asset group. For operating lease assets, the Company determines the fair value of the assets by comparing the contractual rent payments to estimated market rental rates.  An individual asset within an asset group is not impaired below its estimated fair value. The fair value of long-lived store assets are determined using Level 3 inputs within the fair value hierarchy.
The Company remains committed to taking the necessary steps to prepare the Victoria's Secret business to operate as a separate, standalone company. Management is actively working on implementing a comprehensive profit improvement plan that will better position the Company to evaluate the next steps for the separation of the Victoria's Secret business. A component of the profit improvement plan includes a rationalization of the Victoria’s Secret company-owned store footprint. The Company expects that it will close approximately 250 stores in North America in 2020. Given the closures as well as the negative operating results of certain Victoria's Secret stores, the Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates. Long-lived store asset impairment charges are included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Loss.
The following table provides pre-tax long-lived store asset impairment charges included in the 2020 Consolidated Statements of Loss:

	Second Quarter			Year-to-Date
	Store Asset Impairment	Operating Lease Asset Impairment	Total Impairment	Store Asset Impairment	Operating Lease Asset Impairment	Total Impairment
	(in millions)
Victoria's Secret (a)	$14	$61	$75	$111	$61	$172
Victoria's Secret and Bath & Body Works International (b)	—	42	42	—	42	42
Total	$14	$103	$117	$111	$103	$214
 ________________

(a)	Includes stores in the U.S. and Canada.

(b)	Includes stores in the U.K., Ireland and Greater China.
Victoria's Secret Hong Kong
During the second quarter of 2020, the Company closed its unprofitable Victoria's Secret flagship store in Hong Kong. As a result of the store closure, the Company recognized a non-cash pre-tax gain of $39 million, primarily due to terminating the store lease and the related write-off of the operating lease liability in excess of the operating lease asset, which was partially impaired in fiscal 2019. This gain is included in Costs of Goods Sold, Buying and Occupancy in the 2020 Consolidated Statements of Loss. The Company also recorded $3 million of severance and related costs, included in General, Administrative and Store Operating Expenses in the 2020 Consolidated Statements of Loss.

8. Equity Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $124 million as of August 1, 2020, $118 million as of February 1, 2020 and $102 million as of August 3, 2019, are recorded in Other Assets on the Consolidated Balance Sheets.
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
9. Income Taxes
The Company has historically calculated the provision for income taxes on the current estimate of the annual effective tax rate and adjusted as necessary for quarterly events. Due to the impacts of the COVID-19 pandemic, the income tax expense for the twenty-six-weeks ended August 1, 2020 was computed on a year-to-date effective tax rate.
For the second quarter of 2020, the Company’s effective tax rate was 17.7% compared to 10.1% in the second quarter of 2019. The second quarter of 2020 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to losses related to certain foreign subsidiaries, which generate no tax benefit, partially offset by recent changes in tax legislation included in the CARES Act, which resulted in a $21 million tax benefit. The second quarter of 2019 rate was lower than the Company's combined federal and state statutory rate primarily due to the resolution of certain tax matters.
For year-to-date 2020, the Company's effective tax rate was 26.7% compared to 24.0% year-to-date 2019. The year-to-date 2020 rate was generally consistent with the Company's combined estimated federal and state statutory rate due to the resolution of certain tax matters, which resulted in a $50 million tax benefit and recent changes in tax legislation included in the CARES Act, which resulted in a $21 million tax benefit, offset by losses related to certain foreign subsidiaries, which generate no tax benefit. The year-to-date 2019 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.
Income taxes paid were $13 million and $169 million for the second quarter of 2020 and 2019, respectively. Income taxes paid were $22 million and $181 million for year-to-date 2020 and 2019, respectively.
Uncertain Tax Positions
The Company had unrecognized tax benefits of $88 million as of February 1, 2020, of which $81 million, if recognized, would reduce the effective income tax rate. Through August 1, 2020, the Company had a net decrease to gross unrecognized tax benefits of $31 million, primarily due to the resolution of certain tax matters. The changes to the unrecognized tax benefits resulted in a $30 million benefit to the Company’s Provision for Income Taxes year-to-date.
Of the total unrecognized tax benefits as of August 1, 2020, it is reasonably possible that $28 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.

10. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of August 1, 2020, February 1, 2020 and August 3, 2019:

	August 1, 2020	February 1, 2020	August 3, 2019
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$739	$—	$—
Secured Foreign Facilities	101	103	95
Total Senior Secured Debt with Subsidiary Guarantee	$840	$103	$95
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$991	$991	$990
$860 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	858	858	857
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498	498
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	496
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	492	—	—
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	488	487	486
$450 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	450	450	449
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	277	276	274
Total Senior Debt with Subsidiary Guarantee	$5,243	$4,749	$4,743
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	298	298	297
Unsecured Foreign Facilities	—	50	67
Total Senior Debt	$646	$696	$712
Total	$6,729	$5,548	$5,550
Current Debt	(460)	(61)	(75)
Total Long-term Debt, Net of Current Portion	$6,269	$5,487	$5,475

Issuance of Notes
In June 2020, the Company issued $750 million of 6.875% senior secured notes due July 2025 (the “2025 Secured Notes”). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The 2025 Secured Notes are secured on a first-priority lien basis by substantially all of the assets of the Company and the guarantors, and on a second-priority lien basis by certain collateral securing the asset-backed revolving credit facility (“ABL Facility”), in each case, subject to certain exceptions. The proceeds from the issuance were $739 million, which were net of issuance costs of $11 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the August 1, 2020 Consolidated Balance Sheet.

In June 2020, the Company also issued $500 million of 9.375% notes due in July 2025 (the "2025 Notes"). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The proceeds from the issuance were $492 million, which were net of issuance costs of $8 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the August 1, 2020 Consolidated Balance Sheet.
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
Revolving Credit Facility
The Company and certain of the Company's 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility ("Credit Agreement"). In April 2020, the Company entered into an amendment and restatement (“Amendment”) of the Credit Agreement to convert the Company’s credit facility into an asset-backed revolving credit facility. The Amendment maintains the aggregate commitments at $1 billion, and maintains the expiration date in August of 2024. The ABL Facility allows borrowings and letters of credit in U.S. dollars or Canadian dollars.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company will be required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that the Company's consolidated cash balance exceeds $350 million, it will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of August 1, 2020, the Company's borrowing base was $844 million but it was unable to draw upon the ABL Facility as its consolidated cash balance exceeded $350 million.
As of August 1, 2020, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.75% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of August 1, 2020, the Company was not required to maintain this ratio.
In March 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, the Company elected to borrow $950 million from its revolving facility, which was prepaid upon the completion of the Amendment. As of August 1, 2020, there were no borrowings outstanding under the ABL Facility.
The ABL Facility supports the Company’s letter of credit program. The Company had $61 million of outstanding letters of credit as of August 1, 2020 that reduced its availability under the ABL Facility.
Foreign Facilities
Certain of the Company's China subsidiaries utilize revolving and term loan bank facilities to support their operations ("Foreign Facilities"). The Foreign Facilities allow borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. Certain of these facilities are guaranteed by the Company and certain of the Company's 100% owned subsidiaries ("Secured Foreign Facilities"), and certain of these facilities were guaranteed by the Company only ("Unsecured Foreign Facilities").
The Secured Foreign Facilities have availability totaling $128 million. During 2020, the Company borrowed $20 million and made payments of $22 million under the Secured Foreign Facilities. As of August 1, 2020, there were borrowings of $101 million outstanding under the Secured Foreign Facilities, of which $10 million is included within Current Debt on the Consolidated Balance Sheet. Borrowings on the Secured Foreign Facilities mature between September 2020 and August 2024.
During the second quarter, the Company placed cash on deposit with certain financial institutions as collateral for their lending commitments under the Secured Foreign Facilities. The amount of collateral required reduces over time as the Company makes certain paydowns. These deposits, totaling $128 million, are recorded in Other Assets on the August 1, 2020 Consolidated Balance Sheet.
During 2020, the Company borrowed $13 million and made payments of $63 million under the Unsecured Foreign Facilities. During the second quarter of 2020, with no borrowings outstanding, the Company terminated the Unsecured Foreign Facilities.
11. Fair Value Measurements
Cash and Cash Equivalents and Restricted Cash include cash on hand, deposits with financial institutions and highly liquid investments with original maturities of less than 90 days. The Company's Cash and Cash Equivalents and Restricted Cash are considered Level 1 fair value measurements as they are valued using unadjusted quoted prices in active markets for identical assets.

The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of August 1, 2020, February 1, 2020 and August 3, 2019:

	August 1, 2020	February 1, 2020	August 3, 2019
	(in millions)
Principal Value	$6,708	$5,458	$5,458
Fair Value, Estimated (a)	6,692	5,555	5,215

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
12. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2020	$52	$—	$52
Other Comprehensive Income (Loss) Before Reclassifications	(4)	2	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(1)	(1)
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	(4)	1	(3)
Balance as of August 1, 2020	$48	$1	$49

The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2019:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2019	$57	$2	$59
Other Comprehensive Income (Loss) Before Reclassifications	(11)	4	(7)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(3)	(3)
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	(11)	1	(10)
Balance as of August 3, 2019	$46	$3	$49

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that the Company made false and/or misleading statements relating to the November 2018 announcement that the Company was reducing its quarterly dividend. In September 2019, a different plaintiff shareholder filed a second putative class action complaint in the U.S. District Court for the Southern District of Ohio containing substantially the same allegations and seeking substantially the same relief.  In October 2019, the Court issued an order consolidating the two putative class actions, appointing a lead plaintiff, and approving that lead plaintiff’s selection of lead counsel.  The lead plaintiff filed a consolidated amended complaint on December 20, 2019 that asserted substantially the same allegations and sought substantially the same relief as the initial complaint.  The Company filed a motion to dismiss the consolidated amended complaint on February 18, 2020, the lead plaintiff filed an opposition to the Company's motion to dismiss on May 4, 2020, and the Company filed a reply brief in further support of its motion to dismiss on June 3, 2020.  The Company's motion to dismiss the consolidated amended complaint is now fully briefed and pending before the court.  The court will hear oral argument on the motion to dismiss on September 23, 2020. The Company views this lawsuit as meritless and intends to defend against this lawsuit vigorously.
On February 19, 2020, a plaintiff shareholder filed a complaint in the U.S. District Court for the Southern District of Ohio alleging derivative claims on behalf of the Company against certain of its current and former directors and officers.  The Company was named as nominal defendant.  The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment in connection with alleged misstatements about the Company's quarterly dividend prior to the announced reduction of the dividend in November 2018. On July 21, 2020, the court so-ordered a stipulation staying all proceedings in this lawsuit, pending resolution of the motion to dismiss that the Company filed on February 18, 2020 in the putative class action lawsuit described above.  The Company intends to seek dismissal of the lawsuit at the appropriate time.
On May 19, 2020, a purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Court of Common Pleas for Franklin County, Ohio.  The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, that these defendants breached their fiduciary duties by violating law and/or company policies relating to workplace conduct.  The Company was named as nominal defendant only, and there are no claims asserted against it.  On June 16, 2020, the lawsuit was removed to the United States District Court for the Southern District of Ohio.  On July 6, 2020, the court so-ordered a stipulation staying the lawsuit until December 29, 2020.  The Company is currently evaluating potential options for responding to the lawsuit.
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of the Company's subsidiaries have remaining contingent obligations of $36 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As of August 1, 2020, the Company has recorded reserves of $37 million related to these lease-related obligations and certain other obligations related to the La Senza business. As of August 1, 2020, reserves of $6 million are included within Accrued Expenses and Other on the Consolidated Balance Sheet and the remaining reserves are included within Other Long-term Liabilities.
Other
In connection with the noncancelable operating lease of an operating asset, the Company provides a residual value guarantee to the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The lease expires in 2021, and the total amount of the guarantee is $28 million. The Company did not record a liability as of August 1, 2020.
14. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for substantially all its associates within the U.S. Participation is available to associates who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $18 million for the second quarter of 2020 and $20 million for the second quarter of 2019. Total expense recognized related to the qualified plan was $39 million for both year-to-date 2020 and 2019.
The Company sponsors a non-qualified supplemental retirement plan. The non-qualified plan is an unfunded plan, which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020 (the “Termination Date”), the Human Capital and Compensation Committee of the Board of Directors authorized the termination of the non-qualified plan. Subsequent to the Termination Date, no additional employee contributions may be made to the non-qualified plan. The remaining benefits and obligations are expected to be paid out in full approximately one year following the Termination Date. Accordingly, the liability of $258 million related to the non-qualified plan is included within Accrued Expenses and Other on the August 1, 2020 Consolidated Balance Sheet. Total expense recognized related to the non-qualified plan was $3 million for the second quarter of 2020 and $6 million for the second quarter of 2019. Total expense recognized related to the non-qualified plan was $9 million for year-to-date 2020 and $12 million for year-to-date 2019.

15. Segment Information
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
The following table provides the Company’s segment information for the second quarter and year-to-date 2020 and 2019:

	Bath & Body Works	Victoria’s Secret	Victoria’s Secret and Bath & Body Works International	Other	Total
	(in millions)
2020
Second Quarter:
Net Sales	$1,197	$978	$80	$64	$2,319
Operating Income (Loss) (a)	326	(140)	(19)	(123)	44
Year-to-Date:
Net Sales	$1,909	$1,799	$146	$120	$3,974
Operating Income (Loss) (a)	395	(440)	(54)	(175)	(274)
2019
Second Quarter:
Net Sales	$1,061	$1,606	$155	$80	$2,902
Operating Income (Loss)	180	17	(1)	(21)	175
Year-to-Date:
Net Sales	$1,932	$3,116	$289	$193	$5,530
Operating Income (Loss)	335	49	(5)	(51)	328

 _______________

(a)
Victoria's Secret includes store and lease asset impairment charges of $75 million and $172 million for the second quarter and year-to-date 2020, respectively. Victoria's Secret and Bath & Body Works International includes lease asset impairment charges of $42 million. Additionally, Victoria's Secret and Bath & Body Works International includes a $36 million net gain related to the closure and lease termination of the Hong Kong flagship store. For additional information, see Note 7, “Long-Lived Assets." Bath & Body Works, Victoria's Secret and Other includes severance and related charges of $5 million, $26 million and $50 million, respectively. For additional information, see Note 4, “Restructuring."

The Company’s international net sales include sales from company-owned stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales totaled $238 million and $357 million for the second quarter of 2020 and 2019, respectively. The Company's international net sales across all segments totaled $418 million and $706 million for year-to-date 2020 and 2019, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of L Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets of L Brands, Inc. (the Company) as of August 1, 2020 and August 3, 2019, and the related consolidated statements of income (loss), comprehensive income (loss), and total equity (deficit) for the thirteen and twenty-six week periods ended August 1, 2020 and August 3, 2019, and the consolidated statements of cash flows for the twenty-six week periods ended August 1, 2020 and August 3, 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
September 3, 2020

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

•
general economic conditions, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;

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
Executive Overview
In the second quarter of 2020, our operating income decreased $131 million to $44 million, and our operating income rate decreased to 1.9% from 6.0%. Net sales decreased $583 million to $2.319 billion. At Bath & Body Works, net sales increased $136 million, or 13%, and operating income increased $146 million, or 81%, to $326 million. At Victoria's Secret, net sales decreased $628 million, or 39%, and operating income decreased to a loss of $140 million, including store and lease asset impairment charges of $75 million. At Victoria's Secret and Bath & Body Works International, net sales decreased $75 million, or 48%, and the operating loss increased by $18 million, including lease asset impairment charges of $42 million partially offset by a $36 million net gain related to the closure and lease termination of the Hong Kong flagship store.
For additional information related to our second quarter 2020 financial performance, see “Results of Operations.”
Go-forward Plan for Victoria's Secret
During the second quarter, we took a number of important steps to prepare Victoria’s Secret and Bath & Body Works to operate as standalone separate companies, including:

•
Completed our comprehensive review of our home office organizations in order to achieve meaningful reductions in overhead expenses and decentralize significant shared functions and services to support the creation of standalone companies. This resulted in a reduction of our home office headcount by approximately 15%, or about 850 associates;

•
Managed inventories with discipline, including working with suppliers to identify opportunities to reduce merchandise costs in order to increase merchandise margin rates at Victoria’s Secret. As a result of this effort already underway, Spring inventory receipts for Victoria’s Secret were down approximately 45% compared to last year, and Fall receipts are expected to be down approximately 50% compared to last year;

•	Began taking action to reduce Victoria’s Secret store selling costs through changes in the management structure and labor model;

•	Continued to execute our previously announced plan to close approximately 250 Victoria’s Secret stores in 2020 while also negotiating with landlords for ongoing rent relief;

•
Worked to reduce operating losses in the Victoria's Secret U.K. business. We entered into "Light Administration" in June to restructure store lease agreements and explore the sale of the business to a joint venture or franchise partner.

We subsequently signed a non-binding term sheet with a major fashion retailer and are in an exclusive period of negotiation;

•
We closed our unprofitable Victoria's Secret flagship store in Hong Kong and in China are restructuring lease terms on other unprofitable stores and have implemented a significant overhead expense reduction plan; and,

•	Subsequent to the end of the quarter, we retained financial advisors on the separation of Bath & Body Works and Victoria’s Secret.
We expect these actions will result in approximately $400 million of annualized cost reductions, about $175 million of which we expect to achieve in the remainder of 2020. Importantly, these actions will enable more efficient and faster decision making and set each business up independently, allowing for an easier future separation.
Impacts of COVID-19
In March 2020, COVID-19 was declared a global pandemic by the World Health Organization. This pandemic has negatively affected the U.S. and global economies, disrupted global supply chains and financial markets, and led to significant travel and transportation restrictions, including mandatory closures and orders to “shelter-in-place.” The situation and preventative or protective actions that governments around the world have taken to contain the spread of COVID-19 have resulted in a period of disruption, including closure of our stores, limited store operating hours, reduced customer traffic and consumer spending and delays in manufacturing and shipping of products and raw materials. During this period, we are focused on protecting the health and safety of our customers, employees, contractors, suppliers, and other business partners. We are also working with our suppliers to minimize potential disruptions, while managing our business in response to a changing dynamic.
Our business operations and financial performance for 2020 have been materially impacted by the COVID-19 pandemic. All of our stores in North America were closed on March 17th, and almost all remained closed as of the beginning of the second quarter. We have re-opened approximately 1,600 Bath & Body Works stores and approximately 690 Victoria’s Secret stores in North America, representing the majority of our stores, as of August 1, 2020. On average, Bath & Body Works stores were closed for about half of the second quarter and Victoria’s Secret stores were closed for about 70% of the second quarter (including the impact of the approximately 250 stores which we plan to close).
We adopted new operating models in our stores that focused on providing a safe shopping experience. At Bath & Body Works, we launched Buy Online Pick Up In Store ("BOPIS") capabilities in some locations and are able to operate stores as BOPIS only in jurisdictions that do not permit open shopping. Additionally, we have dedicated resources to maximize capacity in our direct fulfillment centers to meet increased customer demand, while focusing on distribution, fulfillment and call center safety. We will continue to follow local laws, to ensure a safe environment.
Since the global COVID-19 crisis began, we have taken prudent actions to manage expenses and to maintain our solid cash position and financial flexibility through the pandemic, including:

•	Furloughing most store associates as of April 5 during their temporary store closure, while continuing to provide healthcare benefits for eligible associates;

•	Suspending associate merit increases;

•	Temporarily reducing salaries for senior vice presidents and above by 20%;

•	Temporarily suspending cash compensation for all members of the Board of Directors;

•	Reducing 2020 forecasted capital expenditures from $550 million to approximately $250 million;

•	Reducing Spring (first and second quarter) inventory receipts versus last year by approximately 45% at Victoria's Secret and PINK, and by approximately 20% at Bath & Body Works;

•	Suspending the quarterly cash dividend beginning in the second quarter of fiscal 2020;

•
Suspending most store and select office rent payments during the temporary closures. We are in active discussions with our landlords to negotiate with respect to these rent payments and go-forward occupancy costs;

•	Converting the revolving credit facility to an asset-backed loan facility and issuing $1.25 billion in new notes; and

•	Extending payment terms to vendors.
Looking toward the second half of the year, we will remain disciplined in expense and inventory management, and focused on staying close to our customer while delivering compelling products. In accordance with continuously changing local regulatory requirements and guidelines, we will continue to operate both of our channels in a safe manner for our customers and associates.
Given the traffic constraints imposed by social distancing protocols in stores and capacity restraints in our direct channel distribution centers, we have a very cautious outlook about our ability to manage our typical Holiday volumes, which historically are about three times larger per week than the average week in the second quarter. We are evaluating and testing ideas to spread our Holiday volume out over a broader time period.
We are forecasting meaningful expense pressure driven by increased store costs, including payroll and supplies, as a result of the new labor model imposed by social distancing protocols, wage rate inflation in the domestic supply chain and increased direct channel fulfillment and shipping costs.
Adjusted Financial Information
In addition to our results provided in accordance with GAAP above and throughout this Form 10-Q, provided below are non-GAAP measurements which present net income (loss) and earnings (loss) per share in 2020 and 2019 on an adjusted basis, which remove certain special items. We believe that these special items are not indicative of our ongoing operations due to their size and nature. We use adjusted financial information as key performance measures of results of operations for the purpose of evaluating performance internally. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP. Instead, we believe that the presentation of adjusted financial information provides additional information to investors to facilitate the comparison of past and present operations. Further, our definition of adjusted financial information may differ from similarly titled measures used by other companies. The table below reconciles the GAAP financial measures to the non-GAAP financial measures.

	Second Quarter		Year-to-Date
(in millions, except per share amounts)	2020	2019	2020	2019
Detail of Special Items - Income (Expense)
Victoria's Secret Store and Lease Asset Impairment (a)	$(117)	$—	$(214)	$—
Restructuring Charges (b)	(81)	—	(81)	—
Hong Kong Store Closure and Lease Termination (c)	36	—	36	—
Special Items included in Operating Income (Loss)	(162)	—	(258)	—
Loss on Extinguishment of Debt (d)	—	(40)	—	(40)
Special Items included in Other Income (Loss)	—	(40)	—	(40)
Tax Benefit from the Resolution of Certain Tax Matters and Changes in Tax Legislation (e)	21	—	71	—
Tax Effect of Special Items included in Operating Income (Loss) and Other Income (Loss)	22	10	47	10
Special Items included in Net Income (Loss)	$(119)	$(30)	$(140)	$(30)

Reconciliation of Reported Operating Income (Loss) to Adjusted Operating Income (Loss)
Reported Operating Income (Loss)	$44	$175	$(274)	$328
Special Items included in Operating Income (Loss)	162	—	258	—
Adjusted Operating Income (Loss)	$206	$175	$(15)	$328

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income (Loss)
Reported Net Income (Loss)	$(49)	$38	$(346)	$78
Special Items included in Net Income (Loss)	119	30	140	30
Adjusted Net Income (Loss)	$69	$68	$(206)	$108

Reconciliation of Reported Earnings (Loss) Per Diluted Share to Adjusted Earnings (Loss) Per Diluted Share
Reported Earnings (Loss) Per Diluted Share	$(0.18)	$0.14	$(1.25)	$0.28
Special Items included in Earnings (Loss) Per Diluted Share	0.42	0.11	0.50	0.11
Adjusted Earnings (Loss) Per Diluted Share	$0.25	$0.24	$(0.74)	$0.39
 ________________

(a)
We recognized pre-tax impairment charges of $117 million ($99 million after tax) and $97 million ($72 million after tax) related to certain Victoria's Secret store and lease assets in the second and first quarter of 2020, respectively. For additional information see Note 7, "Long-Lived Assets" included in Item 1. Financial Statements.

(b)
In the second quarter of 2020, we recognized pre-tax severance charges of $81 million ($65 million after tax) related to headcount reductions as a result of restructuring activities. For additional information, see Note 4, “Restructuring" included in Item 1. Financial Statements.

(c)
In the second quarter of 2020, we recognized a net pre-tax gain of $36 million ($25 million after tax) related to the closure and termination of our lease for the Victoria’s Secret Hong Kong flagship store. For additional information, see Note 7, "Long-Lived Assets" included in Item 1. Financial Statements.

(d)
In the second quarter of 2019, we redeemed $764 million of outstanding notes maturing between 2020 and 2022, resulting in a pre-tax loss on extinguishment of $40 million (after-tax loss of $30 million). For additional information see Note 10, "Long-term Debt and Borrowing Facilities" included in Item 1. Financial Statements.

(e)
In the second quarter of 2020, we recognized a $21 million income tax benefit related to recent changes in tax legislation included in the CARES Act. In the first quarter of 2020, we recognized a $50 million tax benefit related to the resolution of certain tax matters. For additional information see Note 9, "Income Taxes" included in Item 1. Financial Statements.

Company-Owned Store Data
The following table compares the second quarter of 2020 company-owned store data to the second quarter of 2019 and year-to-date 2020 store data to year-to-date 2019:

	Second Quarter			Year-to-Date
	2020	2019	% Change	2020	2019	% Change
Sales per Average Selling Square Foot (a)
Bath & Body Works U.S.	$148	$196	(24%)	$240	$356	(33%)
Victoria’s Secret U.S.	54	166	(67%)	129	317	(59%)
Sales per Average Store (in thousands) (a)
Bath & Body Works U.S.	$389	$510	(24%)	$634	$925	(32%)
Victoria’s Secret U.S.	364	1,083	(66%)	867	2,066	(58%)
Average Store Size (selling square feet)
Bath & Body Works U.S.	2,638	2,606	1%
Victoria’s Secret U.S.	6,937	6,543	6%
Total Selling Square Feet (in thousands)
Bath & Body Works U.S.	4,308	4,253	1%
Victoria’s Secret U.S.	5,952	6,961	(14%)
 ________________

(a)
Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively. As a result of the COVID-19 pandemic, all our stores in the U.S. were closed on March 17, and almost all remained closed as of the beginning of the second quarter. As of August 1, 2020 we have reopened the majority of our U.S. stores for both businesses. As a result, comparisons of year-over-year trends are not a meaningful way to discuss our operating results this quarter.

The following table represents company-owned store data for year-to-date 2020:

	Stores at			Stores at
	February 1, 2020	Opened	Closed	August 1, 2020
Bath & Body Works U.S.	1,637	10	(14)	1,633
Bath & Body Works Canada	102	—	—	102
Total Bath & Body Works	1,739	10	(14)	1,735
Victoria’s Secret U.S.	1,053	3	(198)	858
Victoria’s Secret Canada	38	—	(12)	26
Total Victoria's Secret	1,091	3	(210)	884
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories	41	1	(3)	39
Victoria's Secret Greater China	23	3	(1)	25
Total Victoria's Secret and Bath & Body Works International	90	4	(4)	90
Total L Brands Stores	2,920	17	(228)	2,709

The following table represents company-owned store data for year-to-date 2019:

	Stores at			Stores at
	February 2, 2019	Opened	Closed	August 3, 2019
Bath & Body Works U.S.	1,619	23	(10)	1,632
Bath & Body Works Canada	102	1	—	103
Total Bath & Body Works	1,721	24	(10)	1,735
Victoria’s Secret U.S.	1,098	3	(37)	1,064
Victoria’s Secret Canada	45	—	—	45
Total Victoria's Secret	1,143	3	(37)	1,109
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories	38	6	(5)	39
Victoria's Secret Greater China	15	3	—	18
Total Victoria's Secret and Bath & Body Works International	79	9	(5)	83
Total L Brands Stores	2,943	36	(52)	2,927
Noncompany-Owned Store Data
The following table represents noncompany-owned store data for year-to-date 2020:

	Stores at			Stores at
	February 1, 2020	Opened	Closed	August 1, 2020
Bath & Body Works	278	7	(1)	284
Victoria’s Secret Beauty & Accessories	360	2	(13)	349
Victoria's Secret	84	4	—	88
Total	722	13	(14)	721
The following table represents noncompany-owned store data for year-to-date 2019:

	Stores at			Stores at
	February 2, 2019	Opened	Closed	August 3, 2019
Bath & Body Works	235	14	(2)	247
Victoria’s Secret Beauty & Accessories	383	15	(21)	377
Victoria's Secret	56	7	—	63
Total	674	36	(23)	687

Results of Operations
Second Quarter of 2020 Compared to Second Quarter of 2019
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the second quarter of 2020 in comparison to the second quarter of 2019:

			Operating Income (Loss) Rate
	2020	2019	2020	2019
Second Quarter	(in millions)
Bath & Body Works	$326	$180	27.2%	17.0%
Victoria’s Secret	(140)	17	(14.4%)	1.0%
Victoria's Secret and Bath & Body Works International	(19)	(1)	(23.3%)	(0.8%)
Other (a)	(123)	(21)	(187.6%)	(26.0%)
Total Operating Income (Loss)	$44	$175	1.9%	6.0%
  _______________

(a)	Includes sourcing and corporate functions.
For the second quarter of 2020, operating income decreased $131 million, to $44 million, and the operating income rate decreased to 1.9% from 6.0%. The drivers of the operating income (loss) results are discussed in the following sections.
Net Sales
The following table provides net sales for the second quarter of 2020 in comparison to the second quarter of 2019:

	2020	2019	% Change
Second Quarter	(in millions)
Bath & Body Works Stores (a)	$678	$883	(23%)
Bath & Body Works Direct	519	178	191%
Total Bath & Body Works	1,197	1,061	13%
Victoria’s Secret Stores (a)	364	1,233	(70%)
Victoria’s Secret Direct	614	373	65%
Total Victoria’s Secret	978	1,606	(39%)
Victoria's Secret and Bath & Body Works International (b)	80	155	(48%)
Other (c)	64	80	(19%)
Total Net Sales	$2,319	$2,902	(20%)
________________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function.

The following table provides a reconciliation of net sales for the second quarter of 2020 to the second quarter of 2019:

	Bath & Body Works	Victoria’s Secret	Victoria’s Secret and Bath & Body Works International	Other	Total
Second Quarter	(in millions)
2019 Net Sales	$1,061	$1,606	$155	$80	$2,902
Comparable Store Sales	294	(37)	(13)	—	244
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(497)	(810)	(27)	—	(1,334)
Foreign Currency Translation	(1)	(1)	(1)	—	(3)
Direct Channels	340	238	(1)	—	577
Private Label Credit Card	—	(18)	—	—	(18)
International Wholesale, Royalty and Other	—	—	(33)	(16)	(49)
2020 Net Sales	$1,197	$978	$80	$64	$2,319
The following table compares the second quarter of 2020 comparable sales to the second quarter of 2019:

Second Quarter	2020	2019
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	123%	8%
Victoria's Secret (b)	28%	(6%)
Total Comparable Sales	63%	(1%)

Comparable Store Sales (a)
Bath & Body Works (b)	87%	4%
Victoria’s Secret (b)	(10%)	(9%)
Total Comparable Store Sales	33%	(4%)
________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Therefore, comparable sales results for the second quarter of 2020 exclude stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Bath & Body Works
For the second quarter of 2020, net sales increased $136 million to $1.197 billion, comparable sales increased 123% and comparable store sales increased 87% (during the period the stores were open). Net sales increased primarily as a result of an increase in our direct channel, which increased 191% to $519 million. During the quarter, we focused on increasing our direct fulfillment capacity to meet the significant increase in demand and, as a result, are achieving strong productivity and maintaining standard delivery times for our customers after experiencing delays earlier in the year. In both channels, sales were strong across all regions, store types and merchandise categories, driven by continued high demand for soaps and sanitizers and also strong comparable sales performance in body care and home fragrance. These increases were partially offset by the COVID-19-related store closures as, on average, Bath & Body Works stores were closed for about half of the quarter.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail.

Victoria's Secret
For the second quarter of 2020, net sales decreased $628 million to $978 million, comparable sales increased 28% and comparable store sales decreased 10% (during the period stores were open). Net sales decreased primarily as a result of the COVID-19-related store closures as, on average, Victoria’s Secret stores were closed for about 70% of the quarter (including the impact of the approximately 250 stores which we plan to close). This was partially offset by an increase in Victoria's Secret Direct channel sales, which increased 65% to $614 million, reflecting significant growth in the Lingerie, PINK and Beauty businesses.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2020, net sales decreased $75 million to $80 million primarily due to the significant number of COVID-19-related store closures impacting Company-owned and partner-operated stores.
Other
For the second quarter of 2020, net sales decreased $16 million to $64 million due a decrease in wholesale sales to our international partners, impacted significantly by COVID-19-related store closures.
Gross Profit
For the second quarter of 2020, our gross profit decreased $272 million to $711 million, and our gross profit rate (expressed as a percentage of net sales) decreased to 30.7% from 33.9%, primarily driven by the following:
Bath & Body Works
For the second quarter of 2020, the gross profit increase was due to increased merchandise margin dollars related to the increase in net sales and a decrease in promotional activity, partially offset by higher occupancy expenses due to increased direct channel fulfillment and shipping costs.
The gross profit rate increase was driven by an increase in the merchandise margin rate due to a more profitable semi-annual sale period and less promotional activity.
Victoria's Secret
For the second quarter of 2020, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales due to the COVID-19-related store closures and store and lease asset impairment charges of $75 million. These decreases were partially offset by a meaningful pullback in promotional activity, better pricing during semi-annual sale and reduced occupancy expenses due to the store closures.
The gross profit rate decrease was primarily driven by the store and lease asset impairment charges and buying and occupancy deleverage on lower net sales, partially offset by a higher merchandise margin rate reflecting a meaningful pullback in promotional activity and better pricing during semi-annual sale.
Victoria's Secret and Bath & Body Works International
For the second quarter of 2020, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales due to the COVID-19-related store closures and lease asset impairment charges of $42 million, partially offset by a $36 million net gain related to the closure and termination of our lease for the Victoria’s Secret Hong Kong flagship store and reduced depreciation expense due to store and lease asset impairments recognized in prior periods.
The gross profit rate decrease was driven by the lease asset impairment charges and buying and occupancy deleverage on lower net sales.
General, Administrative and Store Operating Expenses
For the second quarter of 2020, our general, administrative and store operating expenses decreased $141 million to $667 million due to declines in store selling payroll, supplies, credit card fees and marketing expenses as a result of the COVID-19-related store closures, partially offset by severance and related costs associated with headcount reductions totaling $81 million and increased credit card fees in our direct businesses.
The general, administrative and store operating expense rate increased to 28.8% from 27.8% due to the severance and related costs.

Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the second quarter of 2020 and 2019:

Second Quarter	2020	2019
Average daily borrowings (in millions)	$6,173	$5,792
Average borrowing rate (in percentages)	6.8%	6.6%
For the second quarter of 2020, our interest expense increased $9 million to $104 million due to both higher average daily borrowings and average borrowing rate.
Other Income (Loss)
For the second quarter of 2020, our other loss decreased $38 million primarily due to a $40 million loss associated with the early extinguishment of outstanding notes recognized in the second quarter of 2019.
Provision (Benefit) for Income Taxes
For the second quarter of 2020, our effective tax rate was 17.7% compared to 10.1% in the second quarter of 2019. The second quarter of 2020 rate was lower than our combined estimated federal and state statutory rate primarily due to losses related to certain foreign subsidiaries, which generate no tax benefit, partially offset by recent changes in tax legislation included in the CARES Act, which resulted in a $21 million tax benefit. The second quarter of 2019 rate was lower than our combined federal and state statutory rate primarily due to the resolution of certain tax matters.
Results of Operations
Year-to-Date 2020 Compared to Year-to-Date 2019
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for year-to-date 2020 in comparison to year-to-date 2019:

			Operating Income (Loss) Rate
	2020	2019	2020	2019
Year-to-Date	(in millions)
Bath & Body Works	$395	$335	20.7%	17.3%
Victoria’s Secret	(440)	49	(24.5%)	1.6%
Victoria’s Secret and Bath & Body Works International	(54)	(5)	(37.1%)	(1.8%)
Other (a)	(175)	(51)	(145.2%)	(26.5%)
Total Operating Income (Loss)	$(274)	$328	(6.9%)	5.9%
  _______________

(a)	Includes sourcing and corporate functions.
For year-to-date 2020, operating income (loss) decreased $602 million, or 184%, to a loss of $274 million, and the operating income (loss) rate decreased to (6.9%) from 5.9%. The drivers of the operating income results are discussed in the following sections.

Net Sales
The following table provides net sales for year-to-date 2020 in comparison to year-to-date 2019:

	2020	2019	% Change
Year-to-Date	(in millions)
Bath & Body Works Stores (a)	$1,102	$1,597	(31%)
Bath & Body Works Direct	807	335	141%
Total Bath & Body Works	1,909	1,932	(1%)
Victoria’s Secret Stores (a)	877	2,381	(63%)
Victoria’s Secret Direct	922	735	25%
Total Victoria’s Secret	1,799	3,116	(42%)
Victoria’s Secret and Bath & Body Works International (b)	146	289	(50%)
Other (c)	120	193	(38%)
Total Net Sales	$3,974	$5,530	(28%)
 _______________

(a)	Includes company-owned stores in the U.S. and Canada.

(b)	Includes company-owned stores in the U.K., Ireland and Greater China, direct sales in Greater China and wholesale sales, royalties and other fees associated with non-company owned stores.

(c)	Includes wholesale revenues from our sourcing function.

The following table provides a reconciliation of net sales for year-to-date 2020 to year-to-date 2019:

	Bath & Body Works	Victoria's Secret	Victoria’s Secret and Bath & Body Works International	Other	Total
Year-to-Date	(in millions)
2019 Net Sales	$1,932	$3,116	$289	$193	$5,530
Comparable Store Sales	359	(121)	(39)	—	199
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(848)	(1,342)	(40)	—	(2,230)
Foreign Currency Translation	(7)	(4)	(8)	—	(19)
Direct Channels	473	185	(2)	—	656
Private Label Credit Card	—	(35)	—	—	(35)
International Wholesale, Royalty and Other	—	—	(54)	(73)	(127)
2020 Net Sales	$1,909	$1,799	$146	$120	$3,974

The following table compares year-to-date 2020 comparable sales to year-to-date 2019:

Year-to-Date	2020	2019
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	84%	10%
Victoria's Secret (b)	6%	(6%)
Total Comparable Sales	32%	(1%)

Comparable Store Sales (a)
Bath & Body Works (b)	54%	6%
Victoria’s Secret (b)	(13%)	(8%)
Total Comparable Store Sales	12%	(3%)
________

(a)
The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Therefore, comparable sales results for 2020 exclude stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.

(b)	Includes company-owned stores in the U.S. and Canada.
The results by segment are as follows:
Bath & Body Works
For year-to-date 2020, net sales decreased $23 million to $1.909 billion, comparable sales increased 84% and comparable store sales increased 54% (during the period the stores were open). Net sales decreased as a result of the COVID-19-related store closures. The Bath & Body Works Direct channel, which remained open throughout the period, grew sales by 141% to $807 million as we focused on increasing our fulfillment capacity to meet the significant increase in demand. In both channels, sales were strong across all regions, store types and merchandise categories, driven by continued high demand for soaps and sanitizers and also strong comparable sales performance in home fragrance and body care.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail.
Victoria's Secret
For year-to-date 2020, net sales decreased $1.317 billion to $1.799 billion, comparable sales increased 6% and comparable store sales decreased 13% (during the period the stores were open). Net sales decreased primarily as a result of the COVID-19-related store closures. This decline was partially offset by an increase in Victoria's Secret Direct channel sales, which increased 25% to $922 million despite a temporary suspension of operations in March, reflecting significant growth in the Lingerie, PINK and Beauty businesses.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail.
Victoria's Secret and Bath & Body Works International
For year-to-date 2020, net sales decreased $143 million to $146 million due to the significant number of COVID-19-related store closures impacting Company-owned and partner-operated stores.
Other
For year-to-date 2020, net sales decreased $73 million to $120 million due a decrease in wholesale sales to our international partners, impacted significantly by COVID-19-related store closures.
Gross Profit
For year-to-date 2020, our gross profit decreased $916 million to $1.000 billion, and our gross profit rate (expressed as a percentage of net sales) decreased to 25.2% from 34.6%, primarily driven by the following:

Bath & Body Works
For year-to-date 2020, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales due to the COVID-19-related store closures. This decrease was partially offset by a decrease in promotional activity.
The gross profit rate remained about flat as a meaningful reduction in promotional activity was offset by buying and occupancy deleverage in the stores channel on lower net sales.
Victoria's Secret
For year-to-date 2020, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales due to the COVID-19-related store closures and store and lease asset impairment charges of $172 million. These decreases were partially offset by reduced occupancy expenses due to the store closures, and a meaningful pullback in promotional activity and better pricing during semi-annual sale.
The gross profit rate decrease was driven by the store and lease asset impairment charges and buying and occupancy deleverage on lower net sales.
Victoria's Secret and Bath & Body Works International
For year-to-date 2020, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales due to the COVID-19-related store closures and lease asset impairment charges of $42 million, partially offset by a $36 million net gain related to the closure and termination of our lease for the Victoria’s Secret Hong Kong flagship store and reduced depreciation expense due to store and lease asset impairments recognized in prior periods.
The gross profit rate decrease was driven by the lease asset impairment charges and buying and occupancy deleverage on lower net sales.
General, Administrative and Store Operating Expenses
For year-to-date 2020, our general, administrative and store operating expenses decreased $314 million to $1.274 billion due to declines in store selling payroll, supplies, credit card fees and marketing expenses as a result of the COVID-19-related store closures, partially offset by severance and related costs associated with headcount reductions totaling $81 million and increased credit card fees in our direct businesses.
The general, administrative and store operating expense rate increased to 32.1% from 28.7% due to deleverage on lower net sales and the severance and related costs.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2020 and 2019:

Year-to-Date	2020	2019
Average daily borrowings (in millions)	$6,125	$5,835
Average borrowing rate (in percentages)	6.5%	6.6%
For year-to-date 2020, our interest expense increased $7 million to $201 million due to higher average daily borrowings.
Other Income (Loss)
For year-to-date 2020, our other income (loss) increased $34 million to income of $3 million primarily due to a $40 million loss associated with the early extinguishment of outstanding notes recognized in the second quarter of 2019.
Provision (Benefit) for Income Taxes
For year-to-date 2020, our effective tax rate was 26.7% compared to 24.0% year-to-date 2019. The year-to-date 2020 rate was generally consistent with our combined estimated federal and state statutory rate due to the resolution of certain tax matters, which resulted in a $50 million tax benefit, and recent changes in tax legislation included in the CARES Act, which resulted in a $21 million tax benefit, offset by losses related to certain foreign subsidiaries, which generate no tax benefit. The year-to-date 2019 rate was lower than our combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $149 million as of August 1, 2020.
COVID-19 Response
Since the global COVID-19 crisis began, we have taken prudent actions to manage expenses and to maintain our solid cash position and financial flexibility through the pandemic, including:

•	Furloughing most store associates as of April 5 during their temporary store closure, while continuing to provide healthcare benefits for eligible associates;

•	Suspending associate merit increases;

•	Temporarily reducing salaries for senior vice presidents and above by 20%;

•	Temporarily suspending cash compensation for all members of the Board of Directors;

•	Reducing 2020 forecasted capital expenditures from $550 million to approximately $250 million;

•	Reducing Spring (first and second quarter) inventory receipts versus last year by approximately 45% at Victoria's Secret and PINK, and by approximately 20% at Bath & Body Works;

•	Suspending the quarterly cash dividend beginning in the second quarter of fiscal 2020;

•
Suspending most store and select office rent payments during the temporary closures. We are in active discussions with our landlords to negotiate with respect to these rent payments and go-forward occupancy costs;

•	Converting the revolving credit facility to an asset-backed loan facility and issuing $1.25 billion in new notes; and

•	Extending payment terms to vendors.
Working Capital and Capitalization
We believe that our available short-term and long-term capital resources are sufficient to fund foreseeable requirements.

The following table provides a summary of our working capital position and capitalization as of August 1, 2020, February 1, 2020 and August 3, 2019:

	August 1, 2020	February 1, 2020	August 3, 2019
	(in millions)
Net Cash Provided by Operating Activities (a)	$286	$1,236	$162
Capital Expenditures (a)	124	458	244
Working Capital	1,072	873	437
Capitalization:
Long-term Debt	6,269	5,487	5,475
Shareholders’ Equity (Deficit)	(1,908)	(1,499)	(933)
Total Capitalization	$4,361	$3,988	$4,542
Amounts Available Under the Credit Agreement (b)	$—	$981	$990
 _______________

(a)	The February 1, 2020 amounts represent a fifty-two-week period, and the August 1, 2020 and August 3, 2019 amounts represent twenty-six-week periods.

(b)
As of August 1, 2020, our borrowing base was $844 million but we were unable to draw upon the Credit Agreement as our consolidated cash balance exceeded $350 million. We had outstanding letters of credit, which reduce our availability under the Credit Agreement, of $61 million as of August 1, 2020, $19 million as of February 1, 2020 and $10 million as of August 3, 2019.

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2020 and 2019:

	Year-to-Date
	2020	2019
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	$1,499	$1,413
Net Cash Flows Provided by Operating Activities	286	162
Net Cash Flows Used for Investing Activities	(116)	(237)
Net Cash Flows Provided by (Used for) Financing Activities	1,071	(483)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	(1)	(2)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	1,240	(560)
Cash and Cash Equivalents and Restricted Cash, End of Period	$2,739	$853
Operating Activities
Net cash provided by operating activities in 2020 was $286 million, including a net loss of $346 million. Net loss included depreciation of $266 million, store and lease asset impairment charges of $214 million, gain from Victoria's Secret Hong Kong store closure and lease termination of $39 million and share-based compensation expense of $28 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital were the seasonal and COVID-19-related changes in Accounts Payable, Accrued Expenses and Other, Inventories, Income Taxes Payable and Accounts Receivable.
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

Investing Activities
Net cash used for investing activities in 2020 was $116 million consisting primarily of capital expenditures of $124 million. The capital expenditures were primarily related to spending on technology and logistics to support our digital businesses and other retail capabilities. Capital expenditures of $45 million related to the opening of new stores or the remodeling and improving of existing stores, primarily for Bath & Body Works.
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
Financing Activities
Net cash provided by financing activities in 2020 was $1.071 billion consisting primarily of net proceeds of $1.231 billion from the issuance of new notes, partially offset by dividend payments of $0.30 per share, or $83 million, and $52 million of net repayments under our Foreign Facilities. We also borrowed and repaid $950 million under our Credit Agreement during 2020.
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
We did not repurchase any shares during 2020 or 2019.
In March 2018, our Board of Directors approved a $250 million repurchase program, which had $79 million remaining as of August 1, 2020.
Dividend Policy and Procedures
Our Board of Directors will determine future dividends after giving consideration to our levels of profit and cash flow, capital requirements, current and forecasted liquidity, the restrictions placed upon us by our borrowing arrangements as well as financial and other conditions existing at the time. We use cash flow generated from operating and financing activities to fund our dividends.
Our Board of Directors suspended our quarterly cash dividend beginning in the second quarter of fiscal 2020 as a proactive measure to strengthen our financial flexibility and manage through the COVID-19 pandemic.
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2020 and 2019:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2020
Second Quarter	$—	$—
First Quarter	0.30	83
Total	$0.30	$83
2019
Second Quarter	$0.30	$83
First Quarter	0.30	83
Total	$0.60	$166

Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of August 1, 2020, February 1, 2020 and August 3, 2019:

	August 1, 2020	February 1, 2020	August 3, 2019
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$739	$—	$—
Secured Foreign Facilities	101	103	95
Total Senior Secured Debt with Subsidiary Guarantee	$840	$103	$95
Senior Debt with Subsidiary Guarantee
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	$991	$991	$990
$860 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	858	858	857
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	693	693	693
$500 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	498	498	498
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	496
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	492	—	—
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	488	487	486
$450 million, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	450	450	449
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	277	276	274
Total Senior Debt with Subsidiary Guarantee	$5,243	$4,749	$4,743
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$300 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	298	298	297
Unsecured Foreign Facilities	—	50	67
Total Senior Debt	$646	$696	$712
Total	$6,729	$5,548	$5,550
Current Debt	(460)	(61)	(75)
Total Long-term Debt, Net of Current Portion	$6,269	$5,487	$5,475
Issuance of Notes
In June 2020, we issued $750 million of 6.875% senior secured notes due July 2025. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The 2025 Secured Notes are secured on a first-priority lien basis by substantially all of our and the guarantors' assets, and on a second-priority lien basis by certain collateral securing the ABL Facility, in each case, subject to certain exceptions. The proceeds from the issuance were $739 million, which were net of issuance costs of $11 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the August 1, 2020 Consolidated Balance Sheet.

In June 2020, we also issued $500 million of 9.375% notes due in July 2025 (the "2025 Notes"). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The proceeds from the issuance were $492 million, which were net of issuance costs of $8 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the August 1, 2020 Consolidated Balance Sheet.
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
Revolving Credit Facility
We and certain of our 100% owned subsidiaries guarantee and pledge collateral to secure a revolving credit facility. In April 2020, we entered into an amendment and restatement of the Credit Agreement to convert our credit facility into an asset-backed revolving credit facility. The Amendment maintains the aggregate commitments at $1 billion, and maintains the expiration date in August of 2024. The ABL Facility allows borrowings and letters of credit in U.S. dollars or Canadian dollars.
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we will be required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that our consolidated cash balance exceeds $350 million, we will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of August 1, 2020, our borrowing base was $844 million but we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million.
As of August 1, 2020, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.75% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of August 1, 2020, we were not required to maintain this ratio.
In March 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, we elected to borrow $950 million from our revolving facility, which was prepaid upon the completion of the Amendment. As of August 1, 2020, there were no borrowings outstanding under the ABL Facility.
The ABL Facility supports our letter of credit program. We had $61 million of outstanding letters of credit as of August 1, 2020 that reduced our availability under the ABL Facility.
Foreign Facilities
Certain of our China subsidiaries utilize revolving and term loan bank facilities to support their operations. The Foreign Facilities allow borrowings in U.S. dollars and Chinese Yuan, and interest rates on outstanding borrowings are based upon the applicable benchmark rate for the currency of each borrowing. Certain of these facilities are guaranteed by us and certain of our 100% owned subsidiaries, and certain of these facilities were guaranteed by us only.
The Secured Foreign Facilities have availability totaling $128 million. During 2020, we borrowed $20 million and made payments of $22 million under the Secured Foreign Facilities. As of August 1, 2020, there were borrowings of $101 million outstanding under the Secured Foreign Facilities, of which $10 million is included within Current Debt on the Consolidated Balance Sheet. Borrowings on the Secured Foreign Facilities mature between September 2020 and August 2024.
During the second quarter, we placed cash on deposit with certain financial institutions as collateral for their lending commitments under the Secured Foreign Facilities. The amount of collateral required reduces over time as we make certain paydowns. These deposits, totaling $128 million, are recorded in Other Assets on the August 1, 2020 Consolidated Balance Sheet.
During 2020, we borrowed $13 million and made payments of $63 million under the Unsecured Foreign Facilities. During the second quarter of 2020, with no borrowings outstanding, we terminated the Unsecured Foreign Facilities.
Credit Ratings
The following table provides our credit ratings as of August 1, 2020:

	Moody’s	S&P
Senior Secured Debt	Ba2	BB
Corporate	B2	B+
Senior Unsecured Debt with Subsidiary Guarantee	B2	B+
Senior Unsecured Debt	Caa1	B-
Outlook	Negative	Negative

Subsequent to August 1, 2020, S&P updated our outlook to Stable.
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 2021 Notes, 2022 Notes, 2023 Notes, 2025 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2035 Notes and the 2036 Notes (collectively, the "Unsecured Notes") and the 2025 Secured Notes (the “Secured Notes” and together with the Unsecured Notes, the “Notes”).
The Notes have been issued by L Brands, Inc. (the “Parent Company”). The Unsecured Notes are its senior unsecured obligations and the Secured Notes are its senior secured obligations. The Unsecured Notes rank equally in right of payment with all of our existing and future senior unsecured obligations, senior to any of our future subordinated indebtedness, are effectively subordinated to all of our existing and future indebtedness that is secured by a lien and are structurally subordinated to all existing and future obligations of each of our subsidiaries that do not guarantee the Unsecured Notes. The Secured Notes rank equally in right of payment with all of our existing and future senior obligations, senior to any of our future subordinated indebtedness, are effectively senior to all of our existing and future indebtedness that is secured by a lien on collateral that ranks junior to the lien on such collateral securing the Secured Notes, are effectively senior to all of our existing and future unsecured indebtedness to the extent of the value of the assets securing the Secured Notes, are effectively subordinated to all of our existing and future indebtedness that is secured by a lien on assets that do not constitute collateral or that is secured by a first-priority lien on certain collateral, in each case to the extent of the value of such assets, and structurally subordinated to all existing and future obligations of each of our subsidiaries that do not guarantee the Unsecured Notes.
The Notes are fully and unconditionally guaranteed on a joint and several basis by certain of our wholly-owned subsidiaries, including each subsidiary that also guarantees our obligations under certain of our senior secured credit facilities (such guarantees, the “Guarantees”; and, such guaranteeing subsidiaries, the “Subsidiary Guarantors”). The Guarantees of the Subsidiary Guarantors are subject to release in limited circumstances only upon the occurrence of certain customary conditions. Each Guarantee is limited, by its terms, to an amount not to exceed the maximum amount that can be guaranteed by the applicable Subsidiary Guarantor subject to avoidance under applicable fraudulent conveyance provisions of U.S. and non-U.S. law.
The following tables set forth summarized financial information for the Parent Company and the Subsidiary Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries:

SUMMARIZED BALANCE SHEETS	August 1, 2020	February 1, 2020
	(in millions)
ASSETS
Current Assets (a)	$5,202	$3,728
Noncurrent Assets	5,007	5,357

LIABILITIES
Current Liabilities (b)	$4,923	$4,163
Noncurrent Liabilities (c)	9,293	8,772
 _______________

(a)	Includes amounts due from non-Guarantor subsidiaries of $1.255 billion and $1.091 billion as of August 1, 2020 and February 1, 2020, respectively.

(b)	Includes amounts due to non-Guarantor subsidiaries of $2.269 billion and $2.684 billion as of August 1, 2020 and February 1, 2020, respectively.

(c)	Includes amounts due to non-Guarantor subsidiaries of $476 million as of both August 1, 2020 and February 1, 2020.

SUMMARIZED STATEMENT OF LOSS	Year-to-Date
2020
(in millions)
Net Sales (a)	$3,802
Gross Profit	970
Operating Loss	(173)
Loss Before Income Taxes	(407)
Net Loss (b)	(263)
 _______________

(a)	Includes net sales of $101 million to non-Guarantor subsidiaries.

(b)	Includes net loss of $7 million related to transactions with non-Guarantor subsidiaries.
In addition to the Subsidiary Guarantors, a certain subsidiary, which is listed on Exhibit 22 to this Quarterly Report on Form 10-Q, has only guaranteed our obligations under the 2025 Notes and the 2025 Secured Notes. This subsidiary had assets, all of which were noncurrent, of $239 million and $244 million as of August 1, 2020 and February 1, 2020, respectively. In addition, this subsidiary had current liabilities of $2 million as of August 1, 2020 and $119 million as of February 1, 2020, which included $93 million due to the Subsidiary Guarantors. Year-to-date 2020 Statement of Loss activity for this subsidiary is immaterial.
Contingent Liabilities and Contractual Obligations
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of our subsidiaries have remaining contingent obligations of $36 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As of August 1, 2020, we have recorded reserves of $37 million related to these lease-related obligations and certain other obligations related to the La Senza business. As of August 1, 2020, reserves of $6 million are included within Accrued Expenses and Other on the Consolidated Balance Sheet and the remaining reserves are included within Other Long-term Liabilities.
Other
In connection with the noncancelable operating lease of an operating asset, we provide a residual value guarantee to the lessor if the leased asset cannot be sold for an amount in excess of a specified minimum value at the conclusion of the lease term. The lease expires in 2021, and the total amount of the guarantee is $28 million. We did not record a liability as of August 1, 2020.
Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 1, 2020, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2019 Annual Report on Form 10-K, other than the newly issued 2025 Secured Notes and 2025 Notes. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Credit Losses
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which requires the use of a forward-looking expected loss impairment model for accounts receivable and certain other financial instruments. We adopted the standard in the first quarter of 2020. The adoption of this standard did not have a material impact on our consolidated results of operations, financial position or cash flows.

Guarantor Reporting
In March 2020, the SEC issued a final rule, Financial Disclosures About Guarantors and Issuers of Guaranteed Securities and Affiliates Whose Securities Collateralize a Registrant’s Securities, that simplifies the disclosure requirements related to registered securities under Rule 3-10 of Regulation S-X. The rule replaces the requirement to provide condensed consolidating financial information with a requirement to present summarized financial information of the issuers and guarantors. It also requires qualitative disclosures with respect to information about guarantors, the terms and conditions of guarantees and the factors that may affect payment. These disclosures may be provided outside the footnotes to our consolidated financial statements. We early adopted the reporting requirements of the rule in the first quarter of 2020 and elected to provide these disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Foreign Exchange Rate Risk
We have operations in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar, British pound, Chinese Yuan and Euro denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada, the U.K., Ireland and Greater China is sourced through U.S. dollar transactions. Although we utilize foreign currency forward contracts to partially offset risks associated with our operations in Canada and the U.K., these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
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

Excluding our Foreign Facilities, all of our debt as of August 1, 2020 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of August 1, 2020, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of August 1, 2020, February 1, 2020 and August 3, 2019:

	August 1, 2020	February 1, 2020	August 3, 2019
	(in millions)
Principal Value	$6,708	$5,458	$5,458
Fair Value, Estimated (a)	6,692	5,555	5,215
 _______________

(a)	The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
Concentration of Credit Risk
We maintain cash and cash equivalents, restricted cash and derivative contracts with various major financial institutions. We monitor the relative credit standing of financial institutions with whom we transact and limit the amount of credit exposure with any one entity. Typically, our investment portfolio is primarily comprised of U.S. government obligations, U.S. Treasury and AAA-rated money market funds, commercial paper and bank deposits. We also periodically review the relative credit standing of franchise, license and wholesale partners and other entities to which we grant credit terms in the normal course of business.

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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that we made false and/or misleading statements relating to the November 2018 announcement that we were reducing our quarterly dividend. In September 2019, a different plaintiff shareholder filed a second putative class action complaint in the U.S. District Court for the Southern District of Ohio containing substantially the same allegations and seeking substantially the same relief.  In October 2019, the Court issued an order consolidating the two putative class actions, appointing a lead plaintiff, and approving that lead plaintiff’s selection of lead counsel.  The lead plaintiff filed a consolidated amended complaint on December 20, 2019 that asserted substantially the same allegations and sought substantially the same relief as the initial complaint.  We filed a motion to dismiss the consolidated amended complaint on February 18, 2020, the lead plaintiff filed an opposition to our motion to dismiss on May 4, 2020, and we filed a reply brief in further support of its motion to dismiss on June 3, 2020.  Our motion to dismiss the consolidated amended complaint is now fully briefed and pending before the court.  The court will hear oral argument on the motion to dismiss on September 23, 2020. We view this lawsuit as meritless and intend to defend against this lawsuit vigorously.
On February 19, 2020, a plaintiff shareholder filed a complaint in the U.S. District Court for the Southern District of Ohio alleging derivative claims on our behalf against certain of our current and former directors and officers.  We were named as nominal defendant.  The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment in connection with alleged misstatements about our quarterly dividend prior to the announced reduction of the dividend in November 2018. On July 21, 2020, the court so-ordered a stipulation staying all proceedings in this lawsuit, pending resolution of the motion to dismiss that we filed on February 18, 2020 in the putative class action lawsuit described above.  We intend to seek dismissal of the lawsuit at the appropriate time.
On May 19, 2020, a purported shareholder filed a derivative lawsuit on behalf of L Brands, Inc. in the Court of Common Pleas for Franklin County, Ohio.  The complaint names as defendants certain current and former directors and officers of L Brands, Inc. and alleges, among other things, that these defendants breached their fiduciary duties by violating law and/or company policies relating to workplace conduct.  We were named as nominal defendant only, and there are no claims asserted against us.  On June 16, 2020, the lawsuit was removed to the United States District Court for the Southern District of Ohio.  On July 6, 2020, the court so-ordered a stipulation staying the lawsuit until December 29, 2020.  We are currently evaluating potential options for responding to the lawsuit.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the second quarter of 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
May 2020	74	$10.31	—	$78,677
June 2020	23	17.50	—	78,677
July 2020	4	20.39	—	78,677
Total	101		—
  _______________

(a)
The total number of shares repurchased includes shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.

(b)	The average price paid per share includes any broker commissions.

(c)	For additional share repurchase program information, see Note 5, “Earnings (Loss) Per Share and Shareholders' Equity (Deficit)” included in Item 1. Financial Statements.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

Item 5.	OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibits

15	Letter re: Unaudited Interim Financial Information re: Incorporation of Report of Independent Registered Public Accounting Firm.

22	List of Guarantor Subsidiaries.

31.1	Section 302 Certification of CEO.

31.2	Section 302 Certification of CFO.

32	Section 906 Certification (by CEO and CFO).

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L BRANDS, INC.
(Registrant)
By:	/s/ STUART B. BURGDOERFER
Stuart B. Burgdoerfer Executive Vice President and Chief Financial Officer *
Date: September 3, 2020

*	Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.