Form 10-Q
period 2020-10-31
L Brands, Inc.
filed 2020-12-04
CIK 701985

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _________________________________
FORM 10-Q
 _________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
As of November 27, 2020, the number of outstanding shares of the Registrant’s common stock, was 278,108,563 shares.

L BRANDS, INC.

Page No.
Part I. Financial Information

Item 1. Financial Statements *

Consolidated Statements of Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 31, 2020 and November 2, 2019 (Unaudited)	3

Consolidated Statements of Comprehensive Income (Loss) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 31, 2020 and November 2, 2019 (Unaudited)	3

Consolidated Balance Sheets as of October 31, 2020 (Unaudited), February 1, 2020 and November 2, 2019 (Unaudited)	4

Consolidated Statements of Total Equity (Deficit) for the Thirteen-Weeks and Thirty-Nine-Weeks Ended October 31, 2020 and November 2, 2019 (Unaudited)	5

Consolidated Statements of Cash Flows for the Thirty-Nine-Weeks Ended October 31, 2020 and November 2, 2019 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Report of Independent Registered Public Accounting Firm	22

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995	23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	44

Part II. Other Information	45

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 3. Defaults Upon Senior Securities	46

Item 4. Mine Safety Disclosures	46

Item 5. Other Information	46

Item 6. Exhibits	47

Signature	48

*	The Company's fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2020” and “third quarter of 2019” refer to the thirteen-week periods ended October 31, 2020 and November 2, 2019, respectively. “Year-to-date 2020” and “year-to-date 2019” refer to the thirty-nine-week periods ending October 31, 2020 and November 2, 2019, respectively.

PART I—FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in millions except per share amounts)
(Unaudited)

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
Net Sales	$3,055	$2,677	$7,029	$8,207
Costs of Goods Sold, Buying and Occupancy	(1,696)	(1,936)	(4,669)	(5,550)
Gross Profit	1,359	741	2,360	2,657
General, Administrative and Store Operating Expenses	(778)	(892)	(2,053)	(2,480)
Operating Income (Loss)	581	(151)	307	177
Interest Expense	(121)	(92)	(322)	(286)
Other Loss	(50)	(34)	(48)	(66)
Income (Loss) Before Income Taxes	410	(277)	(63)	(175)
Provision (Benefit) for Income Taxes	79	(25)	(47)	(1)
Net Income (Loss)	$331	$(252)	$(16)	$(174)
Net Income (Loss) Per Basic Share	$1.19	$(0.91)	$(0.06)	$(0.63)
Net Income (Loss) Per Dilutive Share	$1.17	$(0.91)	$(0.06)	$(0.63)
Dividends Per Share	$—	$0.30	$0.30	$0.90

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
Net Income (Loss)	$331	$(252)	$(16)	$(174)
Other Comprehensive Income (Loss), Net of Tax:
Foreign Currency Translation	(1)	6	(4)	(5)
Unrealized Gain (Loss) on Cash Flow Hedges	—	(2)	2	2
Reclassification of Cash Flow Hedges to Earnings	—	—	(2)	(3)
Total Other Comprehensive Income (Loss), Net of Tax	(1)	4	(4)	(6)
Total Comprehensive Income (Loss)	$330	$(248)	$(20)	$(180)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions except par value amounts)

	October 31, 2020	February 1, 2020	November 2, 2019
	(Unaudited)		(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,622	$1,499	$340
Accounts Receivable, Net	297	306	295
Inventories	1,865	1,287	2,032
Other	143	153	259
Total Current Assets	4,927	3,245	2,926
Property and Equipment, Net	2,231	2,486	2,571
Operating Lease Assets	2,558	3,053	3,130
Goodwill	628	628	1,318
Trade Names	411	411	411
Deferred Income Taxes	69	84	63
Other Assets	337	218	211
Total Assets	$11,161	$10,125	$10,630
LIABILITIES AND EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$1,101	$647	$1,024
Accrued Expenses and Other	1,479	1,052	980
Current Debt	11	61	75
Current Operating Lease Liabilities	625	478	460
Income Taxes	114	134	4
Total Current Liabilities	3,330	2,372	2,543
Deferred Income Taxes	191	219	246
Long-term Debt	6,451	5,487	5,477
Long-term Operating Lease Liabilities	2,566	3,052	3,108
Other Long-term Liabilities	187	490	494
Shareholders’ Equity (Deficit):
Preferred Stock - $1.00 par value; 10 shares authorized; none issued	—	—	—
Common Stock - $0.50 par value; 1,000 shares authorized; 286, 285 and 284 shares issued; 278, 277 and 276 shares outstanding, respectively	143	142	142
Paid-in Capital	879	847	828
Accumulated Other Comprehensive Income	48	52	53
Retained Earnings (Deficit)	(2,280)	(2,182)	(1,907)
Less: Treasury Stock, at Average Cost; 8, 8 and 8 shares, respectively	(358)	(358)	(358)
Total L Brands, Inc. Shareholders’ Equity (Deficit)	(1,568)	(1,499)	(1,242)
Noncontrolling Interest	4	4	4
Total Equity (Accumulated Deficit)	(1,564)	(1,495)	(1,238)
Total Liabilities and Equity (Deficit)	$11,161	$10,125	$10,630

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Third Quarter 2020

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, August 1, 2020	278	$143	$869	$49	$(2,611)	$(358)	$4	$(1,904)
Net Income	—	—	—	—	331	—	—	331
Other Comprehensive Loss	—	—	—	(1)	—	—	—	(1)
Total Comprehensive Income	—	—	—	(1)	331	—	—	330
Share-based Compensation and Other	—	—	10	—	—	—	—	10
Balance, October 31, 2020	278	$143	$879	$48	$(2,280)	$(358)	$4	$(1,564)

Third Quarter 2019

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, August 3, 2019	276	$142	$806	$49	$(1,572)	$(358)	$4	$(929)
Net Loss	—	—	—	—	(252)	—	—	(252)
Other Comprehensive Income	—	—	—	4	—	—	—	4
Total Comprehensive Loss	—	—	—	4	(252)	—	—	(248)
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	—	—	22	—	—	—	—	22
Balance, November 2, 2019	276	$142	$828	$53	$(1,907)	$(358)	$4	$(1,238)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF TOTAL EQUITY (DEFICIT)
(in millions except per share amounts)
(Unaudited)

Year-to-Date 2020

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 1, 2020	277	$142	$847	$52	$(2,182)	$(358)	$4	$(1,495)
Net Loss	—	—	—	—	(16)	—	—	(16)
Other Comprehensive Loss	—	—	—	(4)	—	—	—	(4)
Total Comprehensive Loss	—	—	—	(4)	(16)	—	—	(20)
Cash Dividends ($0.30 per share)	—	—	—	—	(83)	—	—	(83)
Share-based Compensation and Other	1	1	32	—	—	—	—	33
Balance, October 31, 2020	278	$143	$879	$48	$(2,280)	$(358)	$4	$(1,564)

Year-to-Date 2019

	Common Stock		Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Treasury Stock, at Average Cost	Noncontrolling Interest	Total Equity (Deficit)
	Shares Outstanding	Par Value
Balance, February 2, 2019	275	$141	$771	$59	$(1,482)	$(358)	$4	$(865)
Cumulative Effect of Accounting Change	—	—	—	—	(2)	—	—	(2)
Balance, February 3, 2019	275	141	771	59	(1,484)	(358)	4	(867)
Net Loss	—	—	—	—	(174)	—	—	(174)
Other Comprehensive Loss	—	—	—	(6)	—	—	—	(6)
Total Comprehensive Loss	—	—	—	(6)	(174)	—	—	(180)
Cash Dividends ($0.90 per share)	—	—	—	—	(249)	—	—	(249)
Share-based Compensation and Other	1	1	57	—	—	—	—	58
Balance, November 2, 2019	276	$142	$828	$53	$(1,907)	$(358)	$4	$(1,238)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Year-to-Date
	2020	2019
Operating Activities:
Net Loss	$(16)	$(174)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used for) Operating Activities:
Depreciation of Long-lived Assets	393	443
Victoria's Secret Asset Impairments	214	248
Loss on Extinguishment of Debt	53	40
Share-based Compensation Expense	39	67
Deferred Income Taxes	(14)	19
Gain from Hong Kong Store Closure and Lease Termination	(39)	—
Gain related to formation of Victoria's Secret U.K. Joint Venture	(30)	—
La Senza Charges	—	37
Gains on Distributions from Easton Investments	—	(4)
Changes in Assets and Liabilities:
Accounts Receivable	9	41
Inventories	(590)	(785)
Accounts Payable, Accrued Expenses and Other	591	210
Income Taxes Payable	(29)	(198)
Other Assets and Liabilities	125	(34)
Net Cash Provided by (Used for) Operating Activities	706	(90)
Investing Activities:
Capital Expenditures	(200)	(392)
Other Investing Activities	17	(16)
Net Cash Used for Investing Activities	(183)	(408)
Financing Activities:
Proceeds from Issuance of Long-Term Debt, Net of Issuance Costs	2,219	486
Payments of Long-term Debt	(1,307)	(799)
Borrowing from Credit Agreement	950	—
Repayment of Credit Agreement	(950)	—
Borrowings from Foreign Facilities	34	36
Repayments of Foreign Facilities	(91)	(21)
Dividends Paid	(83)	(249)
Tax Payments related to Share-based Awards	(8)	(12)
Other Financing Activities	(35)	(11)
Net Cash Provided by (Used for) Financing Activities	729	(570)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	(1)	(5)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	1,251	(1,073)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	1,499	1,413
Cash and Cash Equivalents and Restricted Cash, End of Period	$2,750	$340

The accompanying Notes are an integral part of these Consolidated Financial Statements.

L BRANDS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Description of Business and Basis of Presentation
Description of Business
L Brands, Inc. (the "Company”) operates in the highly competitive specialty retail business. The Company is a specialty retailer of home fragrance products, body care, soaps and sanitizers, women’s intimate and other apparel, and personal and beauty care products. The Company sells its merchandise through company-operated specialty retail stores in the U.S., Canada and Greater China, and through its websites and other channels. The Company's international operations are primarily through franchise, license, wholesale and joint venture partners. The Company currently operates the following retail brands:
•Bath & Body Works
•Victoria’s Secret
•PINK
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
The Company is actively working to reduce operating losses in the Victoria's Secret U.K. business. The Company entered into "Light Administration" in June 2020 to restructure store lease agreements. During the third quarter of 2020, the Company entered into a joint venture with Next PLC for the Victoria’s Secret business in the United Kingdom and Ireland (“Victoria’s Secret U.K.”). Under this agreement, the Company will own 49% of the joint venture, and Next will own 51% and assume responsibility for operations. Subsequent to closing, the Company will account for its investment in the joint venture of the Victoria's Secret U.K. business under the equity method of accounting. For additional information, see Note 4, “Restructuring."
Segment Reporting
In the third quarter of 2020, the Company changed its segment reporting as a result of leadership changes, actions taken and the ongoing efforts to separate Bath & Body Works and Victoria’s Secret into separate businesses. The Company now has two reportable segments: Bath & Body Works and Victoria’s Secret. Accordingly, the Company will no longer report a Victoria’s Secret and Bath & Body Works International segment as these businesses are now included with their respective brand. Additionally, the Bath & Body Works and Victoria’s Secret segments now include sourcing and production functions (formerly known as Mast) and certain other corporate functions that directly support each brand. These functions were previously included within Other.
While this reporting change did not impact the Company's consolidated results, segment data has been recast to be consistent for all periods presented. For additional information, see Note 15, “Segment Information."
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

The Company's business operations and financial performance for 2020 have been materially impacted by the COVID-19 pandemic. All the Company's stores in North America were closed on March 17th, but the Company was able to re-open the majority of its stores as of the beginning of the third quarter. Operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March, while Bath & Body Works Direct has remained open for the duration of 2020. Additionally, the Company has dedicated resources to maximize capacity in its direct fulfillment centers to meet increased customer demand, while focusing on distribution, fulfillment and call center safety. There remains a high level of uncertainty around the pandemic and the potential for further restrictions.
In response to the global COVID-19 crisis, the Company took prudent actions to manage expenses and to maintain its solid cash position and financial flexibility through the pandemic, including:
•Furloughed most store associates as of April 5 during the temporary store closures, while continuing to provide healthcare benefits for eligible associates;
•Suspended associate merit increases;
•Temporarily reduced salaries for senior vice presidents and above by 20%;
•Temporarily suspended cash compensation for all members of the Board of Directors;
•Reduced 2020 forecasted capital expenditures from $550 million to approximately $250 million;
•Actively managed inventory to adjust for the impact of channel shifts to meet customer demand;
•Suspended the quarterly cash dividend beginning in the second quarter of fiscal 2020;
•Suspended many store and select office rent payments during the temporary closures. The Company has made progress on negotiations with nearly all landlords, the result being a combination of rent waivers or abatements relating to closure periods, rent relief relating to the post-reopening “recovery” period given traffic declines, and rent deferrals;
•Converted the revolving credit facility to an asset-backed loan facility, issued $2.25 billion in new notes and extinguished $1.259 billion of notes primarily with near-term maturities; and
•Extended payment terms to vendors.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which, among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the coronavirus outbreak and options to defer payroll tax payments. Year-to-date the Company has recognized $55 million of qualified payroll tax credits.
For many stores and select office locations, beginning in April, rent was not paid, or was only partially paid, due to the COVID-19 pandemic. Negotiations are ongoing with landlords to determine any potential rent credits or payment deferrals related to COVID-19. As of October 31, 2020, the Company fully accrued to the original contractual rent due to landlords under the leases unless an executed lease amendment was in place. For leases with executed lease amendments, the rent expense and rent accruals have been recognized according to the terms of the executed deal. The Financial Accounting Standards Board (“FASB”) issued guidance in April, which allows COVID-19-related rent concessions to be treated as variable rent.
Fiscal Year
The Company’s fiscal year ends on the Saturday nearest to January 31. As used herein, “third quarter of 2020” and “third quarter of 2019” refer to the thirteen-week periods ended October 31, 2020 and November 2, 2019, respectively. “Year-to-Date 2020” and “year-to-date 2019” refer to the thirty-nine-week periods ending October 31, 2020 and November 2, 2019, respectively.
Basis of Consolidation
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company accounts for investments in unconsolidated entities where it exercises significant influence, but does not have control, using the equity method. Under the equity method of accounting, the Company recognizes its share of the investee's net income or loss. Losses are only recognized to the extent the Company has positive carrying value related to the investee. Carrying values are only reduced below zero if the Company has an obligation to provide funding to the investee. The Company’s share of net income or loss of unconsolidated entities from which the Company purchases merchandise or merchandise components is included in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The Company’s share of net income or loss from its investment in the Victoria's Secret U.K. joint venture with Next PLC will be included in General, Administrative and Store Operating Expenses in the Consolidated Statements of Income

(Loss). The Company’s share of net income or loss of all other unconsolidated entities is included in Other Income (Loss) in the Consolidated Statements of Income (Loss). The Company’s equity method investments are required to be reviewed for impairment when it is determined there may be an other-than-temporary loss in value.
Interim Financial Statements
The Consolidated Financial Statements as of and for the periods ended October 31, 2020 and November 2, 2019 are unaudited and are presented pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in the Company’s 2019 Annual Report on Form 10-K.
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
As of November 2, 2019, the Company performed a quantitative interim impairment assessment and concluded that the fair value of the Greater China reporting unit did not exceed its carrying value. Accordingly, the Company recognized a goodwill impairment charge of $30 million in the third quarter of 2019 related to the Greater China reporting unit, due to its estimated future cash flows. This charge is included in General, Administrative and Store Operating Expenses in the 2019 Consolidated Statements of Loss.
Restricted Cash
During 2020, the Company placed cash on deposit with certain financial institutions as collateral for lending commitments. The amount of collateral required reduces over time as the Company makes certain paydowns. For additional information, see Note 10, "Long-term Debt and Borrowing Facilities."
These deposits, totaling $128 million, are recorded in Other Assets on the October 31, 2020 Consolidated Balance Sheet. The Company's total Cash and Cash Equivalents and Restricted Cash was $2.750 billion as of October 31, 2020.
Derivative Financial Instruments
The Company uses derivative financial instruments to manage exposure to foreign currency exchange rates. The Company does not use derivative instruments for trading purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value.
The earnings of the Company's wholly owned foreign operations are subject to exchange rate risk as substantially all the merchandise is sourced through U.S. dollar transactions. The Company uses foreign currency forward contracts designated as cash flow hedges to mitigate this foreign currency exposure for its Canadian operations. Amounts are reclassified from accumulated other comprehensive income (loss) upon sale of the hedged merchandise to the customer. These gains and losses are recognized in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss). The fair value of designated cash flow hedges is not significant as of October 31, 2020.
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
3. Revenue Recognition
Accounts receivable, net from revenue-generating activities were $176 million as of October 31, 2020, $152 million as of February 1, 2020 and $147 million as of November 2, 2019. Accounts receivable primarily relate to amounts due from the Company's franchise, license and wholesale partners. Under these arrangements, payment terms are typically 60 to 90 days. As a result of the COVID-19 pandemic, the Company has extended the payment terms for certain partners.
The Company records deferred revenue when cash payments are received in advance of transfer of control of goods or services. Deferred revenue primarily relates to gift cards, loyalty and private label credit card programs and direct channel shipments, which are all impacted by seasonal and holiday-related sales patterns. Deferred revenue was $313 million as of October 31, 2020, $342 million as of February 1, 2020 and $280 million as of November 2, 2019. The Company recognized $163 million as revenue year-to-date 2020 from amounts recorded as deferred revenue at the beginning of the year. As of October 31, 2020, the Company recorded deferred revenue of $302 million within Accrued Expenses and Other, and $11 million within Other Long-term Liabilities on the Consolidated Balance Sheet.
The following table provides a disaggregation of Net Sales for the third quarter and year-to-date 2020 and 2019:

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
	(in millions)
Bath & Body Works Stores - U.S. and Canada	$1,202	$872	$2,304	$2,468
Bath & Body Works Direct	446	192	1,254	527
Bath & Body Works International (a)	54	35	158	129
Total Bath & Body Works	1,702	1,099	3,716	3,124
Victoria’s Secret Stores - U.S. and Canada	755	1,081	1,633	3,462
Victoria’s Secret Direct	470	331	1,391	1,067
Victoria’s Secret International (b)	128	166	289	504
Total Victoria’s Secret	1,353	1,578	3,313	5,033
Other (c)	—	—	—	50
Total Net Sales	$3,055	$2,677	$7,029	$8,207
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.
(b)Results include company-operated stores in the U.K. (pre-joint venture) and Greater China, royalties associated with franchised stores and wholesale sales.

(c)Results include wholesale revenues to La Senza subsequent to the Company's divestiture of the business in 2018.
4. Restructuring
The Company remains committed to establishing Bath & Body Works as a pure-play public company and is taking the necessary steps to prepare Victoria's Secret to operate as a separate standalone company. Management of the Company is actively engaged in implementing a comprehensive profit improvement plan that will better position the Company to evaluate the next steps for the separation of the Victoria's Secret business. During the second quarter of 2020, the Company completed its comprehensive review of its home office organizations in order to achieve meaningful reductions in overhead expenses and decentralize significant shared functions and services to support the creation of standalone companies. This resulted in a reduction of the home office headcount by approximately 15%, or about 850 associates. Pre-tax severance and related costs associated with these reductions, totaling $81 million, are included in General, Administrative and Store Operating Expenses in the year-to-date 2020 Consolidated Statement of Loss. Costs of $51 million and $12 million are recorded within the Victoria's Secret and Bath & Body Works segments, respectively, while the remaining $18 million is recorded within Other.
During the third quarter, the Company made payments of $33 million and, as of October 31, 2020, a liability, after accrual adjustments, of $56 million related to these costs, is included in Accrued Expenses and Other on the Consolidated Balance Sheet.
Victoria's Secret U.K.
On October 18, 2020, the Company and Next PLC formed a joint venture for Victoria's Secret U.K. with Next PLC owning 51% and the Company owning 49%. The joint venture acquired the majority of the operating assets, primarily inventory, of Victoria’s Secret U.K. Effective October 19, 2020, the newly formed joint venture began operating all Victoria’s Secret stores in the U.K. and Ireland. As of October 31, 2020, the leases for twelve stores in the U.K. were restructured and transferred to the joint venture. Negotiations with landlords to restructure the remaining store leases in the U.K. are in process as part of the ongoing Administration proceedings. The joint venture will begin operating the U.K. direct business starting Spring 2021.
The Company recognized a pre-tax gain of $30 million as a result of the transaction, primarily related to the derecognition of operating lease liabilities in excess of operating lease assets for the twelve store leases that were restructured and transferred to the joint venture. This gain is included in General, Administrative and Store Operating Expenses in the 2020 Consolidated Statements of Income (Loss).
La Senza
In fiscal 2018, the Company divested its ownership interest in La Senza to an affiliate of Regent LP, a global private equity firm. In conjunction with the transaction, certain of the Company's subsidiaries have remaining contingent obligations related to La Senza lease payments under the terms of existing noncancelable leases. In the third quarter of 2019, the Company recognized pre-tax non-cash charges of $37 million to increase the reserves for potential exposure related to the La Senza business. These charges are included in Other Loss in the 2019 Consolidated Statements of Loss. For additional information, see Note 13, "Commitments and Contingencies."
5. Earnings (Loss) Per Share and Shareholders’ Equity (Deficit)
Earnings (Loss) Per Share
Earnings (Loss) per basic share is computed based on the weighted-average number of outstanding common shares. Earnings (Loss) per diluted share include the weighted-average effect of dilutive options and restricted stock on the weighted-average shares outstanding.

The following table provides the weighted-average shares utilized for the calculation of basic and diluted earnings (loss) per share for the third quarter and year-to-date 2020 and 2019:

	Third Quarter		Year-to-Date
	2020	2019	2020	2019
	(in millions)
Common Shares	287	284	286	284
Treasury Shares	(8)	(8)	(8)	(8)
Basic Shares	279	276	278	276
Effect of Dilutive Options and Restricted Stock	4	—	—	—
Diluted Shares	283	276	278	276
Anti-dilutive Options and Awards (a)	4	14	11	14
 _______________
(a)These options and awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For 2019 and year-to-date 2020, the dilutive impact of outstanding options and awards were excluded from dilutive shares as a result of the Company's net loss for the periods.
Shareholders’ Equity (Deficit)
Common Stock Share Repurchases
In March 2018, the Company's Board of Directors approved a $250 million repurchase program, which had $79 million remaining as of October 31, 2020. The Company did not repurchase any shares during 2020 or 2019.
Dividends
Under the authority and declaration of the Board of Directors, the Company paid the following dividends during year-to-date 2020 and 2019:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2020
Third Quarter	$—	$—
Second Quarter	—	—
First Quarter	0.30	83
Total	$0.30	$83
2019
Third Quarter	$0.30	$83
Second Quarter	0.30	83
First Quarter	0.30	83
Total	$0.90	$249
The Board of Directors suspended the quarterly cash dividend beginning in the second quarter of 2020.
6. Inventories
The following table provides details of inventories as of October 31, 2020, February 1, 2020 and November 2, 2019:

	October 31, 2020	February 1, 2020	November 2, 2019
	(in millions)
Finished Goods Merchandise	$1,632	$1,152	$1,854
Raw Materials and Merchandise Components	233	135	178
Total Inventories	$1,865	$1,287	$2,032
Inventories are principally valued at the lower of cost, on a weighted-average cost basis, or net realizable value.

7. Long-Lived Assets
The following table provides details of property and equipment, net as of October 31, 2020, February 1, 2020 and November 2, 2019:

	October 31, 2020	February 1, 2020	November 2, 2019
	(in millions)
Property and Equipment, at Cost	$6,312	$6,613	$6,449
Accumulated Depreciation and Amortization	(4,081)	(4,127)	(3,878)
Property and Equipment, Net	$2,231	$2,486	$2,571

Depreciation expense was $127 million and $148 million for the third quarter of 2020 and 2019, respectively. Depreciation expense was $393 million and $443 million for year-to-date 2020 and 2019, respectively.
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
The Company remains committed to taking the necessary steps to prepare the Victoria's Secret business to operate as a separate, standalone company. Management is actively working on implementing a comprehensive profit improvement plan that will better position the Company to evaluate the next steps for the separation of the Victoria's Secret business. A component of the profit improvement plan includes a rationalization of the Victoria’s Secret company-operated store footprint. The Company expects that it will close approximately 240 stores in North America in 2020. Given the closures as well as the negative operating results of certain Victoria's Secret stores in 2020 and 2019, the Company determined that the estimated undiscounted future cash flows were less than the carrying values for certain Victoria's Secret asset groups and, as a result, determined the estimated fair values of the store asset groups using estimated discounted future cash flows and estimated market rental rates. Long-lived store asset impairment charges are included within the Victoria's Secret segment, in Costs of Goods Sold, Buying and Occupancy in the Consolidated Statements of Income (Loss).
The following table provides pre-tax long-lived store asset impairment charges included in the Consolidated Statement of Income (Loss) for 2020 and 2019:

Store Asset Impairment				Operating Lease Asset Impairment				Total Impairments
Third Quarter		Year-to-Date		Third Quarter		Year-to-Date		Third Quarter		Year-to-Date
2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
(in millions)
$—	$188	$111	$188	$—	$30	$103	$30	$—	$218	$214	$218
Victoria's Secret Hong Kong
During the second quarter of 2020, the Company closed its unprofitable Victoria's Secret flagship store in Hong Kong. As a result of the store closure, the Company recognized a non-cash pre-tax gain of $39 million, primarily due to terminating the store lease and the related write-off of the operating lease liability in excess of the operating lease asset, which was partially impaired in fiscal 2019. This gain is included in Costs of Goods Sold, Buying and Occupancy in the year-to-date 2020 Consolidated Statement of Loss. The Company also recorded $3 million of severance and related costs, included in General, Administrative and Store Operating Expenses in the year-to-date 2020 Consolidated Statement of Loss.
8. Equity Investments
The Company has land and other investments in Easton, a planned community in Columbus, Ohio, that integrates office, hotel, retail, residential and recreational space. These investments, totaling $125 million as of October 31, 2020, $118 million as of February 1, 2020 and $112 million as of November 2, 2019, are recorded in Other Assets on the Consolidated Balance Sheets.

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
9. Income Taxes
The Company has historically calculated the provision for income taxes on the current estimate of the annual effective tax rate and adjusted as necessary for quarterly events. Due to the impacts of the COVID-19 pandemic, the income tax expense for the thirty-nine-weeks ended October 31, 2020 was computed on a year-to-date basis.
For the third quarter of 2020, the Company’s effective tax rate was 19.3% compared to 9.1% in the third quarter of 2019. The third quarter of 2020 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to tax matters associated with foreign investments and recent changes in tax legislation, which resulted in a $23 million net tax benefit. The third quarter of 2019 rate was lower than the Company's combined federal and state statutory rate primarily due to the Victoria's Secret impairment charges, which generated no tax benefit for certain foreign subsidiaries.
For year-to-date 2020, the Company's effective tax rate was 74.8% compared to 0.4% year-to-date 2019. The year-to-date 2020 rate was higher than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters partially offset by foreign losses with no tax benefit. The impact of these items has a greater impact on the effective tax rate at lower levels of pre-tax loss. The year-to-date 2019 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the Victoria's Secret impairment charges, which generated no tax benefit for certain foreign subsidiaries.
Income taxes paid were $9 million and $27 million for the third quarter of 2020 and 2019, respectively. Income taxes paid were $31 million and $208 million for year-to-date 2020 and 2019, respectively.
Uncertain Tax Positions
The Company had unrecognized tax benefits of $88 million as of February 1, 2020, of which $81 million, if recognized, would reduce the effective income tax rate. Through October 31, 2020, the Company had a net decrease to gross unrecognized tax benefits of $29 million, primarily due to the resolution of certain tax matters. The changes to the unrecognized tax benefits resulted in a $28 million benefit to the Company’s year-to-date Provision for Income Taxes.
Of the total unrecognized tax benefits as of October 31, 2020, it is reasonably possible that $28 million could change in the next 12 months due to audit settlements, expiration of statute of limitations or other resolution of uncertainties. Due to the uncertain and complex application of tax regulations, it is possible that the ultimate resolution of audits may result in amounts which could be different from this estimate. In such case, the Company will record additional tax expense or tax benefit in the period in which such matters are effectively settled.

10. Long-term Debt and Borrowing Facilities
The following table provides the Company’s outstanding debt balance, net of unamortized debt issuance costs and discounts, as of October 31, 2020, February 1, 2020 and November 2, 2019:

	October 31, 2020	February 1, 2020	November 2, 2019
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$740	$—	$—
Secured Foreign Facilities	98	103	95
Total Senior Secured Debt with Subsidiary Guarantee	$838	$103	$95
Senior Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$—	$450	$449
$285 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	284	858	857
$320 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	319	498	498
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	493	—	—
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	277	276	275
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	496
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	488	487	487
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	988	—	—
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	991	991	991
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	693	693
Total Senior Debt with Subsidiary Guarantee	$5,030	$4,749	$4,746
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$247 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	298	298
Unsecured Foreign Facilities	—	50	65
Total Senior Debt	$594	$696	$711
Total	$6,462	$5,548	$5,552
Current Debt	(11)	(61)	(75)
Total Long-term Debt, Net of Current Portion	$6,451	$5,487	$5,477
Issuance of Notes
In September 2020, the Company issued $1 billion of 6.625% senior notes due October 2030 (the “2030 Notes”). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the October 31, 2020 Consolidated Balance Sheet.
In June 2020, the Company issued $750 million of 6.875% senior secured notes due July 2025 (the “2025 Secured Notes”). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The 2025 Secured Notes are secured on a first-priority lien basis by substantially all of the assets of the Company and the guarantors, and on a second-priority lien basis by certain collateral securing the asset-backed revolving credit facility (“ABL Facility”), in each case, subject to certain exceptions. The proceeds from the issuance were $739 million, which were net of issuance costs of $11 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the October 31, 2020 Consolidated Balance Sheet.
In June 2020, the Company also issued $500 million of 9.375% notes due in July 2025 (the "2025 Notes"). The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by the Company and certain of the Company's 100% owned subsidiaries. The proceeds from the issuance were $492 million, which were net of issuance costs of $8 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the October 31, 2020 Consolidated Balance Sheet.
Repurchases of Notes
In October 2020, the Company settled tender offers to repurchase $576 million of outstanding 2022 Notes, $180 million of outstanding 2023 Notes and $53 million of outstanding 2037 Notes for $844 million. The Company used the proceeds from the 2030 Notes to fund the purchase price of the tender offers. Additionally, utilizing cash on hand, the Company redeemed the remaining $450 million of outstanding 2021 Notes for $463 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $53 million (after-tax loss of $40 million), which includes redemption fees and the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2020 Consolidated Statements of Income (Loss).
In June 2019, the Company completed the early settlement of tender offers to repurchase $212 million of outstanding 2020 Notes, $330 million of outstanding 2021 Notes and $96 million of outstanding 2022 Notes for $669 million. The Company used the proceeds from the 2029 Notes, together with cash on hand, to fund the purchase price for the tender offers. Additionally, in July 2019, the Company redeemed the remaining $126 million of outstanding 2020 Notes for $130 million. The Company recognized a pre-tax loss related to this extinguishment of debt of $40 million (after-tax loss of $30 million), which includes redemption fees and the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2019 year-to-date Consolidated Statement of Loss.
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
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on the Company's eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, the Company will be required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that the Company's consolidated cash balance exceeds $350 million, it will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of October 31, 2020, the Company's borrowing base was $1.453 billion and it was unable to draw upon the ABL Facility as its consolidated cash balance exceeded $350 million.
The ABL Facility supports the Company’s letter of credit program. The Company had $63 million of outstanding letters of credit as of October 31, 2020 that reduced its availability under the ABL Facility.
As of October 31, 2020, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.75% per annum.
The ABL Facility requires the Company to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of October 31, 2020, the Company was not required to maintain this ratio.
In March 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, the Company elected to borrow $950 million from its revolving facility, which was repaid upon the completion of the Amendment. As of October 31, 2020, there were no borrowings outstanding under the ABL Facility.

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
The Secured Foreign Facilities have availability totaling $128 million. During 2020, the Company borrowed $21 million and made payments of $28 million under the Secured Foreign Facilities. As of October 31, 2020, there were borrowings of $98 million outstanding under the Secured Foreign Facilities, of which $11 million is included within Current Debt on the Consolidated Balance Sheet. Borrowings on the Secured Foreign Facilities mature between March 2021 and August 2024.
During 2020, the Company placed cash on deposit with certain financial institutions as collateral for their lending commitments under the Secured Foreign Facilities. The amount of collateral required reduces over time as the Company makes certain paydowns. These deposits, totaling $128 million, are recorded in Other Assets on the October 31, 2020 Consolidated Balance Sheet.
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
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of October 31, 2020, February 1, 2020 and November 2, 2019:

	October 31, 2020	February 1, 2020	November 2, 2019
	(in millions)
Principal Value	$6,449	$5,458	$5,458
Fair Value, Estimated (a)	6,678	5,555	5,156
  _______________
(a)The estimated fair value of the Company’s publicly traded debt is based on reported transaction prices, which are considered Level 2 inputs in accordance with ASC 820, Fair Value Measurement. The estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange.
Management believes that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
12. Comprehensive Income
The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2020:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 1, 2020	$52	$—	$52
Other Comprehensive Income (Loss) Before Reclassifications	(4)	2	(2)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(2)	(2)
Tax Effect	—	—	—
Current-period Other Comprehensive Income (Loss)	(4)	—	(4)
Balance as of October 31, 2020	$48	$—	$48

The following table provides the rollforward of accumulated other comprehensive income for year-to-date 2019:

	Foreign Currency Translation	Cash Flow Hedges	Accumulated Other Comprehensive Income
	(in millions)
Balance as of February 2, 2019	$57	$2	$59
Other Comprehensive Income (Loss) Before Reclassifications	(5)	2	(3)
Amounts Reclassified from Accumulated Other Comprehensive Income	—	(4)	(4)
Tax Effect	—	1	1
Current-period Other Comprehensive Income (Loss)	(5)	(1)	(6)
Balance as of November 2, 2019	$52	$1	$53

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that the Company made false and/or misleading statements relating to the November 2018 announcement that the Company was reducing its quarterly dividend. In September 2019, a different plaintiff shareholder filed a second putative class action complaint in the U.S. District Court for the Southern District of Ohio containing substantially the same allegations and seeking substantially the same relief. In October 2019, the Court issued an order consolidating the two putative class actions, appointing a lead plaintiff, and approving that lead plaintiff’s selection of lead counsel. The lead plaintiff filed a consolidated amended complaint on December 20, 2019 that asserted substantially the same allegations and sought substantially the same relief as the initial complaint. The Company filed a motion to dismiss the consolidated amended complaint on February 18, 2020, the lead plaintiff filed an opposition to the Company's motion to dismiss on May 4, 2020, and the Company filed a reply brief in further support of its motion to dismiss on June 3, 2020. The court heard oral argument on the motion to dismiss on September 23, 2020. On October 16, 2020, the court granted the motion to dismiss, denied the lead plaintiff’s request for leave to amend the complaint, and dismissed all claims with prejudice. The lead plaintiff did not file any notice of appeal by the November 16, 2020 deadline.
On February 19, 2020, a plaintiff shareholder filed a complaint in the U.S. District Court for the Southern District of Ohio alleging derivative claims on behalf of the Company against certain of its current and former directors and officers. The Company was named as nominal defendant. The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment in connection with alleged misstatements about the Company's quarterly dividend prior to the announced reduction of the dividend in November 2018. On July 21, 2020, the court so-ordered a stipulation staying all proceedings in this lawsuit, pending resolution of the motion to dismiss that the Company filed on February 18, 2020 in the putative class action lawsuit described above. Following the dismissal of the putative class action lawsuit described above, the parties filed a joint stipulation to dismiss the derivative claims without prejudice on November 5, 2020.
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
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of the Company's subsidiaries have remaining contingent obligations of $34 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As of October 31, 2020, the Company has recorded reserves of $35 million, primarily included within Other Long-term Liabilities on the Consolidated Balance Sheet, related to these lease-related obligations and certain other obligations related to the La Senza business.

14. Retirement Benefits
The Company sponsors a tax-qualified defined contribution retirement plan for substantially all its associates within the U.S. Participation is available to associates who meet certain age and service requirements. The qualified plan permits participating associates to elect contributions up to the maximum limits allowable under the Internal Revenue Code. The Company matches associate contributions according to a predetermined formula and contributes additional amounts based on a percentage of the associates’ eligible annual compensation and years of service. Associate contributions and Company matching contributions vest immediately. Additional Company contributions and the related investment earnings are subject to vesting based on years of service. Total expense recognized related to the qualified plan was $16 million for the third quarter of 2020 and $19 million for the third quarter of 2019. Total expense recognized related to the qualified plan was $55 million for year-to-date 2020 and $58 million for year-to-date 2019.
The Company sponsors a non-qualified supplemental retirement plan. The non-qualified plan is an unfunded plan, which provides benefits beyond the Internal Revenue Code limits for qualified defined contribution plans. On June 27, 2020 (the “Termination Date”), the Human Capital and Compensation Committee of the Board of Directors authorized the termination of the non-qualified plan. Subsequent to the Termination Date, no additional employee contributions may be made to the non-qualified plan. The remaining benefits and obligations are expected to be paid out in full approximately one year following the Termination Date. Accordingly, the liability of $258 million related to the non-qualified plan is included within Accrued Expenses and Other on the October 31, 2020 Consolidated Balance Sheet. Total expense recognized related to the non-qualified plan was $3 million for the third quarter of 2020 and $8 million for the third quarter of 2019. Total expense recognized related to the non-qualified plan was $11 million for year-to-date 2020 and $20 million for year-to-date 2019.
15. Segment Information
In the third quarter of 2020, the Company changed its segment reporting as a result of leadership changes, actions taken and the ongoing efforts to separate Victoria’s Secret and Bath & Body Works into separate businesses. The Company has two reportable segments: Bath & Body Works and Victoria's Secret. While this reporting change did not impact the Company's consolidated results, segment data has been recast to be consistent for all periods presented.
The Bath & Body Works segment sells body care, home fragrance products, soaps and sanitizers under the Bath & Body Works, White Barn, C.O. Bigelow and other brand names. Bath & Body Works merchandise is sold online and at retail stores located in the U.S. and Canada, and international stores operated by partners under franchise, license and wholesale arrangements. Additionally, this segment includes the Bath & Body Works merchandise sourcing and production function serving the Company and its international partners.
The Victoria’s Secret segment sells women’s intimate and other apparel, personal care and beauty products under the Victoria’s Secret and PINK brand names. Victoria’s Secret and PINK merchandise is sold online and through retail stores located in the U.S., Canada and Greater China, and international stores operated by partners under franchise, license, wholesale and joint venture arrangements. Additionally, this segment includes the Victoria's Secret and PINK merchandise sourcing and production function serving the Company and its international partners.
Other includes Corporate infrastructure and support functions, including non-core real estate, equity investments and other governance functions such as treasury and tax, and other non-recurring charges and benefits that are deemed to be corporate in nature.

The following table provides the Company’s segment information for the third quarter and year-to-date 2020 and 2019:

	Bath & Body Works	Victoria’s Secret	Other	Total
	(in millions)
2020
Third Quarter:
Net Sales	$1,702	$1,353	$—	$3,055
Operating Income (Loss) (a)	494	145	(58)	581
Year-to-Date:
Net Sales	$3,716	$3,313	$—	$7,029
Operating Income (Loss) (a) (b)	907	(427)	(173)	307
2019
Third Quarter:
Net Sales	$1,099	$1,578	$—	$2,677
Operating Income (Loss) (c)	209	(318)	(42)	(151)
Year-to-Date:
Net Sales	$3,124	$5,033	$50	$8,207
Operating Income (Loss) (c)	560	(250)	(133)	177
 _______________
(a)Victoria's Secret includes a $30 million pre-tax gain related to the establishment of a joint venture for the Victoria’s Secret U.K. and Ireland business with Next PLC. For additional information, see Note 4, “Restructuring."
(b)Victoria's Secret includes store and lease asset impairment charges of $214 million and a $36 million net pre-tax gain related to the closure and lease termination of the Hong Kong flagship store. For additional information, see Note 7, “Long-Lived Assets." Bath & Body Works, Victoria's Secret and Other includes severance and related charges of $12 million, $51 million and $18 million, respectively. For additional information, see Note 4, “Restructuring."
(c)Victoria's Secret includes store and lease asset impairment charges of $218 million and goodwill impairment charges of $30 million. For additional information, see Note 7, “Long-Lived Assets."
The Company’s international net sales include sales from company-operated stores, royalty revenue from franchise and license arrangements, wholesale revenues and direct sales shipped internationally. Certain of these sales are subject to the impact of fluctuations in foreign currency. The Company’s international net sales totaled $320 million and $318 million for the third quarter of 2020 and 2019, respectively. The Company's international net sales across all segments totaled $738 million and $1.024 billion for year-to-date 2020 and 2019, respectively.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of L Brands, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheets of L Brands, Inc. (the Company) as of October 31, 2020 and November 2, 2019, and the related consolidated statements of income (loss), comprehensive income (loss), and total equity (deficit) for the thirteen and thirty-nine week periods ended October 31, 2020 and November 2, 2019, and the consolidated statements of cash flows for the thirty-nine week periods ended October 31, 2020 and November 2, 2019, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
December 4, 2020

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
•general economic conditions, consumer confidence, consumer spending patterns and market disruptions including pandemics or significant health hazards, severe weather conditions, natural disasters, terrorist activities, financial crises, political crises or other major events, or the prospect of these events;
•divestitures or other dispositions, including any divestiture of Victoria’s Secret and related operations, could negatively impact our business, and contingent liabilities from businesses that we have sold could adversely affect our financial statements;
•the seasonality of our business;
•difficulties arising from turnover in company leadership or other key positions;
•our ability to attract, develop and retain qualified associates and manage labor-related costs;
•liabilities arising from divested businesses;
•the dependence on mall traffic and the availability of suitable store locations on appropriate terms;
•our ability to grow through new store openings and existing store remodels and expansions;
•our ability to successfully expand internationally and related risks;
•our independent franchise, license and wholesale partners;
•our direct channel businesses;
•our ability to protect our reputation and our brand images;
•our ability to attract customers with marketing, advertising and promotional programs;
•our ability to protect our trade names, trademarks and patents;
•the highly competitive nature of the retail industry and the segments in which we operate;
•consumer acceptance of our products and our ability to manage the life cycle of our brands, keep up with fashion trends, develop new merchandise and launch new product lines successfully;
•our ability to source, distribute and sell goods and materials on a global basis, including risks related to:
•political instability, environmental hazards or natural disasters;
•significant health hazards or pandemics, which could result in closed factories, closed stores, reduced workforces, scarcity of raw materials, and scrutiny or embargoing of goods produced in infected areas;
•duties, taxes and other charges;
•legal and regulatory matters;
•volatility in currency exchange rates;
•local business practices and political issues;
•potential delays or disruptions in shipping and transportation and related pricing impacts;
•disruption due to labor disputes; and
•changing expectations regarding product safety due to new legislation;
•our geographic concentration of vendor and distribution facilities in central Ohio;
•fluctuations in foreign currency exchange rates;
•stock price volatility;
•our ability to pay dividends and related effects;
•our ability to maintain our credit rating;
•our ability to service or refinance our debt;

•shareholder activism matters;
•the ability of our vendors to deliver products in a timely manner, meet quality standards and comply with applicable laws and regulations;
•fluctuations in product input costs;
•our ability to adequately protect our assets from loss and theft;
•fluctuations in energy costs;
•increases in the costs of mailing, paper and printing;
•claims arising from our self-insurance;
•our ability to implement and maintain information technology systems and to protect associated data;
•our ability to maintain the security of customer, associate, third-party or company information;
•our ability to comply with laws and regulations or other obligations related to data privacy and security;
•our ability to comply with regulatory requirements;
•legal and compliance matters; and
•tax, trade and other regulatory matters.
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
In the third quarter of 2020, we changed our segment reporting as a result of leadership changes, actions taken and the ongoing efforts to separate Bath & Body Works and Victoria’s Secret into separate businesses. We now have two reportable segments: Bath & Body Works and Victoria’s Secret. Accordingly, we will no longer report a Victoria’s Secret and Bath & Body Works International segment as these businesses are now included with their respective brand. Additionally, the Bath & Body Works and Victoria’s Secret segments now include sourcing and production functions (formerly known as Mast) and certain other corporate functions that directly support each brand. These functions were previously included within Other. While this reporting change did not impact our consolidated results, the segment data has been recast to be consistent for all periods presented.
Executive Overview
In the third quarter of 2020, our operating income increased $732 million to $581 million, and our operating income rate increased to 19.0% from (5.6%). Net sales increased $378 million, or 14%, to $3.055 billion. At Bath & Body Works, net sales increased $603 million, or 55%, to $1.702 billion and operating income increased $285 million, or 137%, to $494 million. At Victoria's Secret, net sales decreased $225 million, or 14%, to $1.353 billion and operating income increased $462 million to $145 million. Victoria's Secret operating income included a $30 million pre-tax gain related to the establishment of the Victoria's Secret U.K. joint venture with Next PLC.
For additional information related to our third quarter 2020 financial performance, see “Results of Operations.”
Go-forward Plan for Victoria's Secret
During the third quarter, we took a number of important steps to improve performance at Victoria's Secret and to prepare Victoria’s Secret and Bath & Body Works to operate as standalone separate companies, including:
•We retained financial advisors on the separation of Bath & Body Works and Victoria’s Secret;
•We closed on the Victoria’s Secret U.K. and Next PLC joint venture during the quarter. Under this agreement, we will own 49% of the joint venture, and Next PLC will own 51% and assume responsibility for operations. We expect this arrangement, along with the restructuring of lease terms occurring through the Administration process, to meaningfully improve our results in the U.K. and provide us with additional growth opportunities through Next PLC's stores and online platform;

•In Greater China, in addition to the second quarter closure of the Hong Kong flagship, we restructured lease terms on the two mainland flagship stores and have implemented a significant overhead expense reduction plan;
•We managed inventories with discipline, including working with suppliers to identify opportunities to reduce merchandise costs in order to increase merchandise margin rates at Victoria’s Secret and PINK. Victoria’s Secret total inventories ended the quarter down 19%. We will continue to manage inventories with discipline and chase back into merchandise that our customers are responding to; and
•We continued to execute our previously announced plan to close approximately 240 Victoria’s Secret stores in 2020 while also negotiating with landlords for ongoing rent relief. Year-to-date, we have closed 239 Victoria’s Secret stores in the United States and Canada.
We continue to execute against our previously announced profit improvement plan and are on track to deliver $400 million in annual savings, including savings from the second quarter home office headcount reductions and actions to reduce Victoria’s Secret store selling costs through changes in the management structure and labor model.
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
Our business operations and financial performance for 2020 have been materially impacted by the COVID-19 pandemic. All of our stores in North America were closed on March 17th, but we were able to re-open the majority of our stores as of the beginning of the third quarter. Operations for Victoria’s Secret Direct were temporarily suspended for approximately one week in late March, while Bath & Body Works Direct has remained open for the duration of 2020. Additionally, we have dedicated resources to maximize capacity in our direct fulfillment centers to meet increased customer demand, while focusing on distribution, fulfillment and call center safety. There remains a high level of uncertainty around the pandemic and the potential for further restrictions.
The third quarter of 2020 continued to be an unprecedented time for the world, the retail industry and our business. Our first priority continues to be our associates’ and customers’ safety. Our new operating models in our stores are focused on providing a safe environment, while also providing an engaging shopping experience. Additionally, we remain focused on the safe operations of our distribution, fulfillment and call centers while maximizing our direct businesses.
In response to the global COVID-19 crisis, we took prudent actions to manage expenses and to maintain our solid cash position and financial flexibility through the pandemic, including:
•Furloughed most store associates as of April 5 during the temporary store closures, while continuing to provide healthcare benefits for eligible associates;
•Suspended associate merit increases;
•Temporarily reduced salaries for senior vice presidents and above by 20%;
•Temporarily suspended cash compensation for all members of the Board of Directors;
•Reduced 2020 forecasted capital expenditures from $550 million to approximately $250 million;
•Actively managed our inventory to adjust for the impact of channel shifts to meet customer demand. The current environment requires unprecedented agility, and we are leveraging the speed that we have in our supply chain, our close partnerships with our suppliers and the capabilities of our sourcing, production and logistics teams to respond quickly;
•Suspended the quarterly cash dividend beginning in the second quarter of fiscal 2020;
•Suspended many store and select office rent payments during the temporary closures. We have made progress on negotiations with nearly all landlords, the result being a combination of rent waivers or abatements relating to closure periods, rent relief relating to the post-reopening “recovery” period given traffic declines, and rent deferrals;
•Converted the revolving credit facility to an asset-backed loan facility, issued $2.25 billion in new notes and extinguished $1.259 billion of notes primarily with near-term maturities; and
•Extended payment terms to vendors.

We have a cautious view of the fourth quarter, given the high level of uncertainty around the pandemic and the potential for further restrictions. While we are optimistic about our Holiday product assortment and our continued strong execution in stores and online, we expect significant challenges in generating store channel sales growth.
Our typical Holiday volumes are about three times larger per week than the average week in the third quarter historically, and the current capacity limitations at 25 to 50% of normal will not allow us to see the same number of customers on peak days that we did in prior years. The situation remains fluid, as additional capacity limits have been recently announced, and further restrictions may occur. Additionally, the hours which stores are permitted to be open are fewer than last year and we were closed on Thanksgiving Day this year.
We also have additional constraints in direct channel fulfillment and shipping capacity.
As a result, we will be taking action to spread our big promotions, which historically have occurred on single days, over a longer time period. We have also added additional registers to stores in both businesses.
We expect continued increased cost pressures in the fourth quarter as a result of higher store selling costs, safety equipment and supply costs, increased fulfillment expense and higher parcel carrier surcharges in the direct channel.
We will stay close to our customers and leverage the speed and agility that we have in the business to optimize our fourth quarter results.

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

	Third Quarter		Year-to-Date
(in millions, except per share amounts)	2020	2019	2020	2019
Detail of Special Items - Income (Expense)
Victoria's Secret Asset Impairments (a)	$—	$(248)	$(214)	$(248)
Restructuring Charges (b)	—	—	(81)	—
Hong Kong Store Closure and Lease Termination (c)	—	—	36	—
Establishment of Victoria's Secret U.K. and Ireland Joint Venture with Next PLC (d)	30	—	30	—
Special Items included in Operating Income (Loss)	30	(248)	(228)	(248)
Loss on Extinguishment of Debt (e)	(53)	—	(53)	(40)
La Senza Charges (f)	—	(37)	—	(37)
Special Items included in Other Loss	(53)	(37)	(53)	(77)
Net Tax Benefit from the Resolution of Certain Tax Matters and Changes in Tax Legislation (g)	23	—	94	—
Tax Effect of Special Items included in Operating Income (Loss) and Other Loss	10	27	57	37
Special Items included in Net Income (Loss)	$10	$(258)	$(130)	$(288)

Reconciliation of Reported Operating Income (Loss) to Adjusted Operating Income
Reported Operating Income (Loss)	$581	$(151)	$307	$177
Special Items included in Operating Income (Loss)	(30)	248	228	248
Adjusted Operating Income	$551	$97	$536	$425

Reconciliation of Reported Net Income (Loss) to Adjusted Net Income
Reported Net Income (Loss)	$331	$(252)	$(16)	$(174)
Special Items included in Net Income (Loss)	(10)	258	130	288
Adjusted Net Income	$320	$6	$114	$114

Reconciliation of Reported Earnings (Loss) Per Diluted Share to Adjusted Earnings Per Diluted Share
Reported Earnings (Loss) Per Diluted Share	$1.17	$(0.91)	$(0.06)	$(0.63)
Special Items included in Earnings (Loss) Per Diluted Share	(0.04)	0.93	0.46	1.04
Adjusted Earnings Per Diluted Share	$1.13	$0.02	$0.41	$0.41
 ________________
(a)We recognized pre-tax impairment charges of $117 million ($99 million after tax) and $97 million ($72 million after tax) related to certain Victoria's Secret store and lease assets in the second and first quarter of 2020, respectively. We recognized pre-tax impairment charges of $218 million ($200 million after-tax) related to certain Victoria's Secret store and lease assets in the third quarter of 2019. For additional information see Note 7, "Long-Lived Assets" included in Item 1. Financial Statements. Additionally, in the third quarter of 2019, we recognized a $30 million goodwill impairment charge (no tax impact) related to the Greater China reporting unit.
(b)In the second quarter of 2020, we recognized pre-tax severance charges of $81 million ($65 million after tax) related to headcount reductions as a result of restructuring activities. For additional information, see Note 4, “Restructuring" included in Item 1. Financial Statements.

(c)In the second quarter of 2020, we recognized a net pre-tax gain of $36 million ($25 million after tax) related to the closure and termination of our lease for the Victoria’s Secret Hong Kong flagship store. For additional information, see Note 7, "Long-Lived Assets" included in Item 1. Financial Statements.
(d)In the third quarter of 2020, we recognized a pre-tax gain of $30 million ($27 million after tax) related to the establishment of a joint venture for the Victoria’s Secret U.K. and Ireland business with Next PLC. For additional information, see Note 4, “Restructuring" included in Item 1. Financial Statements.
(e)In the third quarter of 2020, we early extinguished $1.259 billion of outstanding notes, resulting in a pre-tax loss on extinguishment of $53 million (after-tax loss of $40 million). In the second quarter of 2019, we redeemed $764 million of outstanding notes, resulting in a pre-tax loss on extinguishment of $40 million (after-tax loss of $30 million). For additional information see Note 10, "Long-term Debt and Borrowing Facilities" included in Item 1. Financial Statements.
(f)In the third quarter of 2019, we recognized $37 million of pre-tax charges ($28 million after-tax) to increase reserves related to ongoing contingent obligations for the La Senza business, which was sold in the fourth quarter of 2018. For additional information, see Note 4, “Restructuring" included in Item 1. Financial Statements.
(g)In the third quarter of 2020, we recognized a $23 million net income tax benefit related to tax matters associated with foreign investments and recent changes in tax legislation. In the second quarter of 2020, we recognized a $21 million income tax benefit related to recent changes in tax legislation included in the CARES Act. In the first quarter of 2020, we recognized a $50 million tax benefit related to the resolution of certain tax matters. For additional information see Note 9, "Income Taxes" included in Item 1. Financial Statements.
Company-Operated Store Data
The following table compares the third quarter of 2020 company-operated store data to the third quarter of 2019 and year-to-date 2020 store data to year-to-date 2019:

	Third Quarter			Year-to-Date
	2020	2019	% Change	2020	2019	% Change
Sales per Average Selling Square Foot (a)
Bath & Body Works U.S.	$258	$190	36%	$497	$546	(9%)
Victoria’s Secret U.S.	120	145	(17%)	241	460	(48%)
Sales per Average Store (in thousands) (a)
Bath & Body Works U.S.	$683	$497	38%	$1,314	$1,421	(8%)
Victoria’s Secret U.S.	831	948	(12%)	1,617	2,997	(46%)
Average Store Size (selling square feet)
Bath & Body Works U.S.	2,654	2,621	1%
Victoria’s Secret U.S.	6,932	6,542	6%
Total Selling Square Feet (in thousands)
Bath & Body Works U.S.	4,360	4,301	1%
Victoria’s Secret U.S.	5,871	6,973	(16%)
 ________________
(a)Sales per average selling square foot and sales per average store, which are indicators of store productivity, are calculated based on store sales for the period divided by the average, including the beginning and end of period, of total square footage and store count, respectively. As a result of the COVID-19 pandemic, all our stores in the U.S. were closed on March 17th with the majority having been re-opened as of the beginning of the third quarter. As a result, comparisons of year-over-year trends are not a meaningful way to discuss our operating results.

The following table represents company-operated store data for year-to-date 2020:

	Stores at			Transferred to	Stores at
	February 1, 2020	Opened	Closed	Joint Venture (a)	October 31, 2020
Bath & Body Works U.S.	1,637	24	(18)	—	1,643
Bath & Body Works Canada	102	1	—	—	103
Total Bath & Body Works	1,739	25	(18)	—	1,746
Victoria’s Secret U.S.	1,053	20	(226)	—	847
Victoria’s Secret Canada	38	—	(13)	—	25
Victoria's Secret U.K. / Ireland	26	—	—	(26)	—
Victoria's Secret Beauty and Accessories	41	1	(4)	—	38
Victoria's Secret Greater China	23	3	(1)	—	25
Total Victoria's Secret	1,181	24	(244)	(26)	935
Total L Brands Stores	2,920	49	(262)	(26)	2,681
_______________
(a) For additional information see Note 4, "Restructuring" included in Item 1. Financial Statements.

The following table represents company-operated store data for year-to-date 2019:

	Stores at			Stores at
	February 2, 2019	Opened	Closed	November 2, 2019
Bath & Body Works U.S.	1,619	34	(12)	1,641
Bath & Body Works Canada	102	1	—	103
Total Bath & Body Works	1,721	35	(12)	1,744
Victoria’s Secret U.S.	1,098	6	(38)	1,066
Victoria’s Secret Canada	45	—	—	45
Victoria's Secret U.K. / Ireland	26	—	—	26
Victoria's Secret Beauty and Accessories	38	9	(5)	42
Victoria's Secret Greater China	15	6	—	21
Total Victoria's Secret	1,222	21	(43)	1,200
Total L Brands Stores	2,943	56	(55)	2,944
Partner-Operated Store Data
The following table represents partner-operated store data for year-to-date 2020:

	Stores at			Transferred to	Stores at
	February 1, 2020	Opened	Closed	Joint Venture (a)	October 31, 2020
Bath & Body Works	278	11	(3)	—	286
Victoria’s Secret Beauty & Accessories	360	4	(25)	—	339
Victoria's Secret	84	10	(2)	26	118
Total	722	25	(30)	26	743
_______________
(a) For additional information see Note 4, "Restructuring" included in Item 1. Financial Statements.
The following table represents partner-operated store data for year-to-date 2019:

	Stores at			Stores at
	February 2, 2019	Opened	Closed	November 2, 2019
Bath & Body Works	235	24	(4)	255
Victoria’s Secret Beauty & Accessories	383	20	(29)	374
Victoria's Secret	56	15	—	71
Total	674	59	(33)	700

Results of Operations
Third Quarter of 2020 Compared to Third Quarter of 2019
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for the third quarter of 2020 in comparison to the third quarter of 2019:

			Operating Income (Loss) Rate
	2020	2019	2020	2019
Third Quarter	(in millions)
Bath & Body Works	$494	$209	29.0%	19.0%
Victoria’s Secret	145	(318)	10.7%	(20.1%)
Other (a)	(58)	(42)	—%	—%
Total Operating Income (Loss)	$581	$(151)	19.0%	(5.6%)
  _______________
(a)Includes Corporate infrastructure and support functions, including non-core real estate, equity investments and other governance functions such as treasury and tax, and other non-recurring charges and benefits that are deemed to be corporate in nature.
For the third quarter of 2020, operating income (loss) increased $732 million, to $581 million, and the operating income (loss) rate increased to 19.0% from (5.6%). The drivers of the operating income (loss) results are discussed in the following sections.
Net Sales
The following table provides net sales for the third quarter of 2020 in comparison to the third quarter of 2019:

	2020	2019	% Change
Third Quarter	(in millions)
Bath & Body Works Stores - U.S. and Canada	$1,202	$872	38%
Bath & Body Works Direct	446	192	132%
Bath & Body Works International (a)	54	35	55%
Total Bath & Body Works	1,702	1,099	55%
Victoria’s Secret Stores - U.S. and Canada	755	1,081	(30%)
Victoria’s Secret Direct	470	331	42%
Victoria’s Secret International (b)	128	166	(23%)
Total Victoria’s Secret	1,353	1,578	(14%)
Total Net Sales	$3,055	$2,677	14%
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.
(b)Results include company-operated stores in the U.K. (pre-joint venture) and Greater China, royalties associated with franchised stores and wholesale sales.

The following table provides a reconciliation of net sales for the third quarter of 2020 to the third quarter of 2019:

	Bath & Body Works	Victoria’s Secret	Total
Third Quarter	(in millions)
2019 Net Sales	$1,099	$1,578	$2,677
Comparable Store Sales	310	(88)	222
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	20	(248)	(228)
Foreign Currency Translation	—	3	3
Direct Channels	254	139	393
Private Label Credit Card	—	(10)	(10)
International Wholesale, Royalty and Other	19	(21)	(2)
2020 Net Sales	$1,702	$1,353	$3,055

The following table compares the third quarter of 2020 comparable sales to the third quarter of 2019:

Third Quarter	2020	2019
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	56%	9%
Victoria's Secret (c)	4%	(8%)
Total Comparable Sales	28%	(2%)

Comparable Store Sales (a)
Bath & Body Works (b)	38%	5%
Victoria's Secret (c)	(10%)	(9%)
Total Comparable Store Sales	13%	(3%)
________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Therefore, comparable sales results for the third quarter of 2020 exclude stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
(b)Includes company-operated stores in the U.S. and Canada.
(c)Includes company-operated stores in the U.S., Canada, the U.K. (pre-joint venture) and Greater China.
The results by segment are as follows:
Bath & Body Works
For the third quarter of 2020, net sales increased $603 million to $1.702 billion, comparable sales increased 56% and comparable store sales increased 38%. Net sales were strong across all regions, store types and merchandise categories. In both the company-operated stores and direct channels, we achieved double-digit growth in all categories. Two-thirds of our dollar growth came from our Home Fragrance and Body Care categories, with one-third of the growth coming from Soaps and Sanitizers. In our direct channel, third quarter sales increased by 132%, to $446 million. We have focused on increasing our fulfillment capacity to meet the increase in demand, and, as a result, are achieving increased productivity while maintaining standard delivery times for our customers.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail, partially offset by a decline in store traffic.
Victoria's Secret
For the third quarter of 2020, net sales decreased $225 million to $1.353 billion, comparable sales increased 4% and comparable store sales decreased 10%. Net sales decreased due to store closures and declines in store traffic. These declines were partially offset by an increase in Victoria's Secret Direct channel sales, which increased 42%, to $470 million, reflecting significant growth in Lingerie, PINK and Beauty.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail, partially offset by a decline in store traffic.
Gross Profit
For the third quarter of 2020, our gross profit increased $618 million to $1.359 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 44.5% from 27.7%, primarily driven by the following:
Bath & Body Works
For the third quarter of 2020, the gross profit increase was due to increased merchandise margin dollars related to the increase in net sales and a strategic pull back on promotional activity and marketing related offers, partially offset by higher occupancy expenses due to increased direct channel fulfillment and shipping costs.
The gross profit rate increase was driven by buying and occupancy leverage on higher net sales and an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity.

Victoria's Secret
For the third quarter of 2020, the gross profit increase was due to store and lease asset impairment charges of $218 million recognized in the third quarter of 2019, lower occupancy expenses due to the store closures and COVID-19-related rent concessions and an improved inventory management and customer response to our merchandise assortment which enabled us to reduce promotional activity. These increases were partially offset by lower merchandise margin dollars related to the decrease in net sales.
The gross profit rate increase was primarily driven by the store and lease asset impairment charges in the prior year, a higher merchandise margin rate reflecting a meaningful pullback in promotional activity and leverage on buying and occupancy expenses in the direct channel.
General, Administrative and Store Operating Expenses
For the third quarter of 2020, our general, administrative and store operating expenses decreased $114 million to $778 million due to meaningful reductions at Victoria's Secret driven by lower store selling and marketing expense as a result our profit improvement plan and disciplined expense management, a $30 million pre-tax gain recognized on the establishment of the Victoria's Secret U.K. joint venture and a $30 million goodwill impairment charge recognized in the third quarter of 2019. These decreases were partially offset by increases in Bath & Body Works store selling expenses due to the increase in net sales and to support COVID-19 guidelines.
The general, administrative and store operating expense rate decreased to 25.5% from 33.3% due to leverage on the increase in Bath & Body Works net sales, savings realized on our profit improvement plan, the Victoria's Secret U.K. gain and goodwill impairment recognized in the prior year.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for the third quarter of 2020 and 2019:

Third Quarter	2020	2019
Average daily borrowings (in millions)	$6,922	$5,614
Average borrowing rate (in percentages)	7.0%	6.6%
For the third quarter of 2020, our interest expense increased $29 million to $121 million due to both higher average daily borrowings and average borrowing rate.
Other Loss
For the third quarter of 2020, our other loss increased $16 million to $50 million primarily due to a $53 million pre-tax loss associated with the early extinguishment of outstanding notes in the third quarter of 2020 as compared to a $37 million charge to increase reserves related to ongoing contingent obligations for the La Senza business recognized in the third quarter of 2019.
Provision (Benefit) for Income Taxes
For the third quarter of 2020, our effective tax rate was 19.3% compared to 9.1% in the third quarter of 2019. The third quarter of 2020 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to tax matters associated with foreign investments and recent changes in tax legislation, which resulted in a $23 million net tax benefit. The third quarter of 2019 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the Victoria's Secret impairment charges, which generated no tax benefit for certain foreign subsidiaries.

Results of Operations
Year-to-Date 2020 Compared to Year-to-Date 2019
Operating Income (Loss)
The following table provides our segment operating income (loss) and operating income (loss) rates (expressed as a percentage of net sales) for year-to-date 2020 in comparison to year-to-date 2019:

			Operating Income (Loss) Rate
	2020	2019	2020	2019
Year-to-Date	(in millions)
Bath & Body Works	$907	$560	24.4%	17.9%
Victoria’s Secret	(427)	(250)	(12.9%)	(5.0%)
Other (a)	(173)	(133)	—%	—%
Total Operating Income	$307	$177	4.4%	2.2%
  _______________
(a)Includes Corporate infrastructure and support functions, including non-core real estate, equity investments and other governance functions such as treasury and tax, and other non-recurring charges and benefits that are deemed to be corporate in nature.
For year-to-date 2020, operating income increased $130 million, or 74%, to $307 million, and the operating income rate increased to 4.4% from 2.2%. The drivers of the operating income results are discussed in the following sections.
Net Sales
The following table provides net sales for year-to-date 2020 in comparison to year-to-date 2019:

	2020	2019	% Change
Year-to-Date	(in millions)
Bath & Body Works Stores - U.S. and Canada	$2,304	$2,468	(7%)
Bath & Body Works Direct	1,254	527	138%
Bath & Body Works International (a)	158	129	23%
Total Bath & Body Works	3,716	3,124	19%
Victoria’s Secret Stores - U.S. and Canada	1,633	3,462	(53%)
Victoria’s Secret Direct	1,391	1,067	30%
Victoria’s Secret International (b)	289	504	(43%)
Total Victoria’s Secret	3,313	5,033	(34%)
Other (c)	—	50	—%
Total Net Sales	$7,029	$8,207	(14%)
 _______________
(a)Results include royalties associated with franchised stores and wholesale sales.
(b)Results include company-operated stores in the U.K. (pre-joint venture) and Greater China, royalties associated with franchised stores and wholesale sales.
(c)Results include wholesale revenues to La Senza subsequent to the Company's divestiture of the business in 2018.
The following table provides a reconciliation of net sales for year-to-date 2020 to year-to-date 2019:

	Bath & Body Works	Victoria's Secret	Other	Total
Year-to-Date	(in millions)
2019 Net Sales	$3,124	$5,033	$50	$8,207
Comparable Store Sales	670	(248)	—	422
Sales Associated with New, Closed and Non-comparable Remodeled Stores, Net	(833)	(1,640)	—	(2,473)
Foreign Currency Translation	(1)	(1)	—	(2)
Direct Channels	727	322	—	1,049
Private Label Credit Card	—	(45)	—	(45)
International Wholesale, Royalty and Other	29	(108)	(50)	(129)
2020 Net Sales	$3,716	$3,313	$—	$7,029

The following table compares year-to-date 2020 comparable sales to year-to-date 2019:

Year-to-Date	2020	2019
Comparable Sales (Stores and Direct) (a)
Bath & Body Works (b)	70%	10%
Victoria's Secret (c)	3%	(6%)
Total Comparable Sales	30%	(1%)

Comparable Store Sales (a)
Bath & Body Works (b)	45%	5%
Victoria's Secret (c)	(13%)	(8%)
Total Comparable Store Sales	13%	(3%)
________
(a)The percentage change in comparable sales represents direct and comparable store sales. The percentage change in comparable store sales represents the change in sales at comparable stores only and excludes the change in sales from our direct channels. A store is typically included in the calculation of comparable sales when it has been open 12 months or more and it has not had a change in selling square footage of 20% or more. Stores are excluded from the comparable sales calculation if they have been closed for four consecutive days or more. Therefore, comparable sales results for 2020 exclude stores that were closed for four consecutive days or more as a result of the COVID-19 pandemic. Additionally, stores of a given brand are excluded if total selling square footage for the brand in the mall changes by 20% or more through the opening or closing of a second store. The percentage change in comparable sales is calculated on a comparable calendar period as opposed to a fiscal basis. Comparable sales attributable to our international stores are calculated on a constant currency basis.
(b)Includes company-operated stores in the U.S. and Canada.
(c)Includes company-operated stores in the U.S., Canada, the U.K. (pre-joint venture) and Greater China.
The results by segment are as follows:
Bath & Body Works
For year-to-date 2020, net sales increased $592 million to $3.716 billion, comparable sales increased 70% and comparable store sales increased 45% (during the period the stores were open). The Bath & Body Works Direct channel, which remained open throughout the period, grew sales by 138% to $1.254 billion as we have focused on increasing our fulfillment capacity to meet the increase in demand, and as a result are achieving increased productivity while maintaining standard delivery times for our customers. In both channels, sales were strong across all regions, store types and merchandise categories, driven by continued high demand for soaps and sanitizers and also strong sales performance in home fragrance and body care. These increases were partially offset by a decrease as a result of the COVID-19-related store closures.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail, partially offset by a decline in store traffic.
Victoria's Secret
For year-to-date 2020, net sales decreased $1.720 billion to $3.313 billion, comparable sales increased 3% and comparable store sales decreased 13% (during the period the stores were open). Net sales decreased due to the store closures impacting company-operated and partner-operated stores and as a result of declines in store traffic. These declines were partially offset by an increase in Victoria's Secret Direct channel sales, which increased 30% to $1.391 billion despite a temporary suspension of operations in March, reflecting significant growth in Lingerie, PINK and Beauty.
The increase in comparable sales was driven by increases in digital traffic, conversion and average unit retail, partially offset by a decline in store traffic.
Other
For year-to-date 2020, net sales decreased $50 million as we no longer provide sourcing services to La Senza, a company we divested in fiscal 2018.
Gross Profit
For year-to-date 2020, our gross profit decreased $297 million to $2.360 billion, and our gross profit rate (expressed as a percentage of net sales) increased to 33.6% from 32.4%, primarily driven by the following:

Bath & Body Works
For year-to-date 2020, the gross profit increase was due to increased merchandise margin dollars related to the increase in net sales and a strategic pull back on promotional activity and marketing related offers, partially offset by higher occupancy expenses due to increased direct channel fulfillment and shipping costs.
The gross profit rate increase was driven by an increase in the merchandise margin rate reflecting a meaningful pullback in promotional activity and buying and occupancy leverage on higher net sales.
Victoria's Secret
For year-to-date 2020, the gross profit decrease was due to lower merchandise margin dollars related to the decrease in net sales due to store closures. These decreases were partially offset by reduced occupancy expenses due to the store closures, and a meaningful pullback in promotional activity.
The gross profit rate decrease was driven by buying and occupancy deleverage on lower net sales partially offset by a higher merchandise margin rate reflecting a meaningful pullback in promotional activity.
General, Administrative and Store Operating Expenses
For year-to-date 2020, our general, administrative and store operating expenses decreased $427 million to $2.053 billion due to meaningful reductions at Victoria's Secret driven by lower store selling and marketing expense as a result our profit improvement plan and disciplined expense management, a $30 million pre-tax gain recognized on the establishment of the Victoria's Secret U.K. joint venture and a $30 million goodwill impairment charge recognized in the third quarter of 2019. These decreases were partially offset by severance and related costs associated with headcount reductions totaling $81 million and increases in Bath & Body Works store selling expenses due to the increase in net sales and to support COVID-19 guidelines.
The general, administrative and store operating expense rate decreased to 29.2% from 30.2% due to savings realized on our profit improvement plan, the Victoria's Secret U.K. gain and goodwill impairment recognized in the prior year partially offset by deleverage at Victoria's Secret on lower net sales and the severance and related costs.
Other Income and Expense
Interest Expense
The following table provides the average daily borrowings and average borrowing rates for year-to-date 2020 and 2019:

Year-to-Date	2020	2019
Average daily borrowings (in millions)	$6,391	$5,761
Average borrowing rate (in percentages)	6.7%	6.6%
For year-to-date 2020, our interest expense increased $36 million to $322 million due to both higher average daily borrowings and average borrowing rate.
Other Loss
For year-to-date 2020, our other loss was $48 million primarily due to a $53 million pre-tax loss associated with the early extinguishment of outstanding notes recognized in the third quarter of 2020. For year-to-date 2019, our other loss was $66 million primarily due to a $40 million pre-tax loss associated with the early extinguishment of outstanding notes recognized in the second quarter of 2019 and a $37 million charge to increase reserves related to ongoing contingent obligations for the La Senza business recognized in the third quarter of 2019, partially offset by interest income received on invested cash.
Provision (Benefit) for Income Taxes
For year-to-date 2020, our effective tax rate was 74.8% compared to 0.4% year-to-date 2019. The year-to-date 2020 rate was higher than the Company's combined estimated federal and state statutory rate primarily due to the resolution of certain tax matters partially offset by foreign losses with no tax benefit. The impact of these items has a greater impact on the effective tax rate at lower levels of pre-tax loss. The year-to-date 2019 rate was lower than the Company's combined estimated federal and state statutory rate primarily due to the Victoria's Secret impairment charges, which generated no tax benefit for certain foreign subsidiaries.

FINANCIAL CONDITION

Liquidity and Capital Resources
Liquidity, or access to cash, is an important factor in determining our financial stability. We are committed to maintaining adequate liquidity. Cash generated from our operating activities provides the primary resources to support current operations, growth initiatives, seasonal funding requirements and capital expenditures. Our cash provided from operations is impacted by our net income (loss) and working capital changes. Our net income (loss) is impacted by, among other things, sales volume, seasonal sales patterns, success of new product introductions, profit margins and income taxes. Historically, sales are higher during the fourth quarter of the fiscal year due to seasonal and holiday-related sales patterns. Generally, our need for working capital peaks during the summer and fall months as inventory builds in anticipation of the holiday period. Our cash and cash equivalents held by foreign subsidiaries were $194 million as of October 31, 2020.
COVID-19 Response
In response to the global COVID-19 crisis, we took prudent actions to manage expenses and to maintain our solid cash position and financial flexibility through the pandemic, including:
•Furloughed most store associates as of April 5 during the temporary store closures, while continuing to provide healthcare benefits for eligible associates;
•Suspended associate merit increases;
•Temporarily reduced salaries for senior vice presidents and above by 20%;
•Temporarily suspended cash compensation for all members of the Board of Directors;
•Reduced 2020 forecasted capital expenditures from $550 million to approximately $250 million;
•Actively managed our inventory to adjust for the impact of channel shifts to meet customer demand. The current environment requires unprecedented agility, and we are leveraging the speed that we have in our supply chain, our close partnerships with our suppliers and the capabilities of our sourcing, production and logistics teams to respond quickly;
•Suspended the quarterly cash dividend beginning in the second quarter of fiscal 2020;
•Suspended many store and select office rent payments during the temporary closures. We have made progress on negotiations with nearly all landlords, the result being a combination of rent waivers or abatements relating to closure periods, rent relief relating to the post-reopening “recovery” period given traffic declines, and rent deferrals;
•Converted the revolving credit facility to an asset-backed loan facility and issued $2.25 billion in new notes and extinguished $1.259 billion of notes primarily with near-term maturities; and
•Extended payment terms to vendors.
As of October 31, 2020, we had $2.6 billion in cash and cash equivalents with no outstanding borrowings on our ABL Facility. In the third quarter, we issued $1 billion in new notes, called all $450 million of our outstanding 2021 Notes and retired an additional $808 million of our 2022, 2023 and 2037 Notes through a tender offer.

Working Capital and Capitalization
The following table provides a summary of our working capital position and capitalization as of October 31, 2020, February 1, 2020 and November 2, 2019:

	October 31, 2020	February 1, 2020	November 2, 2019
	(in millions)
Net Cash Provided by (Used for) Operating Activities (a)	$706	$1,236	$(90)
Capital Expenditures (a)	200	458	392
Working Capital	1,597	873	383
Capitalization:
Long-term Debt	6,451	5,487	5,477
Shareholders’ Equity (Deficit)	(1,568)	(1,499)	(1,242)
Total Capitalization	$4,883	$3,988	$4,235
Amounts Available Under the Credit Agreement (b)	$—	$981	$990
 _______________
(a)The February 1, 2020 amounts represent a fifty-two-week period, and the October 31, 2020 and November 2, 2019 amounts represent thirty-nine-week periods.
(b)As of October 31, 2020, our borrowing base was $1.453 billion and we were unable to draw upon the Credit Agreement as our consolidated cash balance exceeded $350 million. We had outstanding letters of credit, which reduce our availability under the Credit Agreement, of $63 million as of October 31, 2020, $19 million as of February 1, 2020 and $10 million as of November 2, 2019.

Cash Flow
The following table provides a summary of our cash flow activity for year-to-date 2020 and 2019:

	Year-to-Date
	2020	2019
	(in millions)
Cash and Cash Equivalents and Restricted Cash, Beginning of Period	$1,499	$1,413
Net Cash Flows Provided by (Used for) Operating Activities	706	(90)
Net Cash Flows Used for Investing Activities	(183)	(408)
Net Cash Flows Provided by (Used for) Financing Activities	729	(570)
Effects of Exchange Rate Changes on Cash and Cash Equivalents and Restricted Cash	(1)	(5)
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	1,251	(1,073)
Cash and Cash Equivalents and Restricted Cash, End of Period	$2,750	$340
Operating Activities
Net cash provided by operating activities in 2020 was $706 million, including a net loss of $16 million. Net loss included depreciation of $393 million, store and lease asset impairment charges of $214 million, loss on extinguishment of debt of $53 million, non-cash gain from Victoria's Secret Hong Kong store closure and lease termination of $39 million, share-based compensation expense of $39 million and gain from establishment of the Victoria's Secret U.K. and Ireland joint venture of $30 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant item in working capital was the seasonal change in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year.
Net cash used for operating activities in 2019 was $90 million, including a net loss of $174 million. Net loss included depreciation of $443 million, asset impairment charges of $248 million, share-based compensation expense of $67 million, loss on extinguishment of debt of $40 million and La Senza charges of $37 million. Other changes in assets and liabilities represent items that had a current period cash flow impact, such as changes in working capital. The most significant items in working capital was the seasonal change in Inventories (and related increases in Accounts Payable), as we build our inventory levels in anticipation of the holiday season, which generates a substantial portion of our operating cash flow for the year. In addition, our Income Taxes Payable decrease was due to seasonal tax payments.

Investing Activities
Net cash used for investing activities in 2020 was $183 million consisting primarily of capital expenditures of $200 million. The capital expenditures were primarily related to spending on technology and logistics to support our digital businesses and other retail capabilities. Capital expenditures of $68 million related to the opening of new stores or the remodeling and improving of existing stores, primarily for Bath & Body Works.
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
Financing Activities
Net cash provided by financing activities in 2020 was $729 million consisting primarily of net proceeds of $2.219 billion from the issuance of new notes, partially offset by $1.307 billion in payments for the early extinguishment of outstanding notes maturing in 2021 through 2023 and 2037, dividend payments of $0.30 per share, or $83 million, and $57 million of net repayments under our Foreign Facilities. We also borrowed and repaid $950 million under our Credit Agreement during 2020.
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
In March 2018, our Board of Directors approved a $250 million repurchase program, which had $79 million remaining as of October 31, 2020. We did not repurchase any shares during 2020 or 2019.
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
Under the authority and declaration of our Board of Directors, we paid the following dividends during year-to-date 2020 and 2019:

	Ordinary Dividends	Total Paid
	(per share)	(in millions)
2020
Third Quarter	$—	$—
Second Quarter	—	—
First Quarter	0.30	83
Total	$0.30	$83
2019
Third Quarter	$0.30	$83
Second Quarter	0.30	83
First Quarter	0.30	83
Total	$0.90	$249

Long-term Debt and Borrowing Facilities
The following table provides our outstanding debt balance, net of unamortized debt issuance costs and discounts, as of October 31, 2020, February 1, 2020 and November 2, 2019:

	October 31, 2020	February 1, 2020	November 2, 2019
	(in millions)
Senior Secured Debt with Subsidiary Guarantee
$750 million, 6.875% Fixed Interest Rate Secured Notes due July 2025 ("2025 Secured Notes")	$740	$—	$—
Secured Foreign Facilities	98	103	95
Total Senior Secured Debt with Subsidiary Guarantee	$838	$103	$95
Senior Debt with Subsidiary Guarantee
$1 billion, 6.625% Fixed Interest Rate Notes due April 2021 (“2021 Notes”)	$—	$450	$449
$285 million, 5.625% Fixed Interest Rate Notes due February 2022 (“2022 Notes”)	284	858	857
$320 million, 5.625% Fixed Interest Rate Notes due October 2023 (“2023 Notes”)	319	498	498
$500 million, 9.375% Fixed Interest Rate Notes due July 2025 ("2025 Notes")	493	—	—
$297 million, 6.694% Fixed Interest Rate Notes due January 2027 (“2027 Notes”)	277	276	275
$500 million, 5.25% Fixed Interest Rate Notes due February 2028 (“2028 Notes”)	496	496	496
$500 million, 7.50% Fixed Interest Rate Notes due June 2029 ("2029 Notes")	488	487	487
$1 billion, 6.625% Fixed Interest Rate Notes due October 2030 ("2030 Notes")	988	—	—
$1 billion, 6.875% Fixed Interest Rate Notes due November 2035 (“2035 Notes”)	991	991	991
$700 million, 6.75% Fixed Interest Rate Notes due July 2036 (“2036 Notes”)	694	693	693
Total Senior Debt with Subsidiary Guarantee	$5,030	$4,749	$4,746
Senior Debt
$350 million, 6.95% Fixed Interest Rate Debentures due March 2033 (“2033 Notes”)	$348	$348	$348
$247 million, 7.60% Fixed Interest Rate Notes due July 2037 (“2037 Notes”)	246	298	298
Unsecured Foreign Facilities	—	50	65
Total Senior Debt	$594	$696	$711
Total	$6,462	$5,548	$5,552
Current Debt	(11)	(61)	(75)
Total Long-term Debt, Net of Current Portion	$6,451	$5,487	$5,477
Issuance of Notes
In September 2020, we issued $1 billion of 6.625% senior notes due October 2030. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The proceeds from the issuance were $988 million, which were net of issuance costs of $12 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the October 31, 2020 Consolidated Balance Sheet.

In June 2020, we issued $750 million of 6.875% senior secured notes due July 2025. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The 2025 Secured Notes are secured on a first-priority lien basis by substantially all of the assets of ours and the guarantors, and on a second-priority lien basis by certain collateral securing the ABL Facility, in each case, subject to certain exceptions. The proceeds from the issuance were $739 million, which were net of issuance costs of $11 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the October 31, 2020 Consolidated Balance Sheet.

In June 2020, we also issued $500 million of 9.375% notes due in July 2025. The obligation to pay principal and interest on these notes is jointly and severally guaranteed on a full and unconditional basis by us and certain of our 100% owned subsidiaries. The proceeds from the issuance were $492 million, which were net of issuance costs of $8 million. The issuance costs are being amortized through the maturity date and are included within Long-term Debt on the October 31, 2020 Consolidated Balance Sheet.
Repurchases of Notes
In October 2020, we settled tender offers to repurchase $576 million of outstanding 2022 Notes, $180 million of outstanding 2023 Notes and $53 million of outstanding 2037 Notes for $844 million. We used the proceeds from the 2030 Notes to fund the purchase price of the tender offers. Additionally, utilizing cash on hand, we redeemed the remaining $450 million of outstanding 2021 Notes for $463 million. We recognized a pre-tax loss related to this extinguishment of debt of $53 million (after-tax loss of $40 million), which includes redemption fees and the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2020 Consolidated Statements of Income (Loss).
In June 2019, we completed the early settlement of tender offers to repurchase $212 million of outstanding 2020 Notes, $330 million of outstanding 2021 Notes and $96 million of outstanding 2022 Notes for $669 million. We used the proceeds from the 2029 Notes, together with cash on hand, to fund the purchase price for the tender offers. Additionally, in July 2019, we redeemed the remaining $126 million of outstanding 2020 Notes for $130 million. We recognized a pre-tax loss related to this extinguishment of debt of $40 million (after-tax loss of $30 million), which includes redemption fees and the write-offs of unamortized issuance costs. This loss is included in Other Income (Loss) in the 2019 year-to-date Consolidated Statement of Loss.
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
Availability under the ABL Facility is the lesser of (i) the borrowing base, determined primarily based on our eligible U.S. and Canadian credit card receivables, accounts receivable, inventory and eligible real property, or (ii) the aggregate commitment. If at any time, the outstanding amount under the ABL Facility exceeds the lesser of (i) the borrowing base and (ii) the aggregate commitment, we will be required to prepay the outstanding amounts under the ABL Facility to the extent of such excess. In addition, at any time that our consolidated cash balance exceeds $350 million, we will be required to prepay outstanding amounts under the ABL Facility to the extent of such excess. As of October 31, 2020, our borrowing base was $1.453 billion and we were unable to draw upon the ABL Facility as our consolidated cash balance exceeded $350 million.
The ABL Facility supports our letter of credit program. We had $63 million of outstanding letters of credit as of October 31, 2020 that reduced our availability under the ABL Facility.
As of October 31, 2020, the ABL Facility fees related to committed and unutilized amounts were 0.30% per annum, and the fees related to outstanding letters of credit were 1.75% per annum. In addition, the interest rate on outstanding U.S. dollar borrowings was the London Interbank Offered Rate plus 1.75% per annum. The interest rate on outstanding Canadian dollar-denominated borrowings was the Canadian Dollar Offered Rate plus 1.75% per annum.
The ABL Facility requires us to maintain a fixed charge coverage ratio of not less than 1.00 to 1.00 during an event of default or any period commencing on any day when specified excess availability is less than the greater of (1) $100 million or (2) 15% of the maximum borrowing amount. As of October 31, 2020, we were not required to maintain this ratio.
In March 2020, in an abundance of caution and as a proactive measure in response to the COVID-19 pandemic, we elected to borrow $950 million from our revolving facility, which was repaid upon the completion of the Amendment. As of October 31, 2020, there were no borrowings outstanding under the ABL Facility.
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

The Secured Foreign Facilities have availability totaling $128 million. During 2020, we borrowed $21 million and made payments of $28 million under the Secured Foreign Facilities. As of October 31, 2020, there were borrowings of $98 million outstanding under the Secured Foreign Facilities, of which $11 million is included within Current Debt on the Consolidated Balance Sheet. Borrowings on the Secured Foreign Facilities mature between March 2021 and August 2024.
During 2020, we placed cash on deposit with certain financial institutions as collateral for their lending commitments under the Secured Foreign Facilities. The amount of collateral required reduces over time as we make certain paydowns. These deposits, totaling $128 million, are recorded in Other Assets on the October 31, 2020 Consolidated Balance Sheet.
During 2020, we borrowed $13 million and made payments of $63 million under the Unsecured Foreign Facilities. During the second quarter of 2020, with no borrowings outstanding, we terminated the Unsecured Foreign Facilities.
Credit Ratings
The following table provides our credit ratings as of October 31, 2020:

	Moody’s	S&P
Senior Secured Debt	Ba2	BB
Corporate	B2	B+
Senior Unsecured Debt with Subsidiary Guarantee	B2	B+
Senior Unsecured Debt	Caa1	B-
Outlook	Negative	Stable
Subsequent to October 31, 2020, Moody's updated our outlook to Positive.
Guarantor Summarized Financial Information
Certain of our subsidiaries, which are listed on Exhibit 22 to this Quarterly Report on Form 10-Q, have guaranteed our obligations under the 2022 Notes, 2023 Notes, 2025 Notes, 2027 Notes, 2028 Notes, 2029 Notes, 2030 Notes, 2035 Notes and the 2036 Notes (collectively, the "Unsecured Notes") and the 2025 Secured Notes (the “Secured Notes” and together with the Unsecured Notes, the “Notes”).
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
The following tables set forth summarized financial information for the Parent Company and the Subsidiary Guarantors on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Company and the Subsidiary Guarantors and (ii) investments in and equity in the earnings of non-Guarantor subsidiaries:

SUMMARIZED BALANCE SHEETS	October 31, 2020	February 1, 2020
	(in millions)
ASSETS
Current Assets (a)	$5,874	$3,728
Noncurrent Assets (b)	4,910	5,357

LIABILITIES
Current Liabilities (c)	$5,421	$4,163
Noncurrent Liabilities (d)	9,394	8,772
 _______________
(a)Includes amounts due from non-Guarantor subsidiaries of $1.556 billion and $1.091 billion as of October 31, 2020 and February 1, 2020, respectively.
(b)Includes amounts due from non-Guarantor subsidiaries of $4 million as of October 31, 2020.
(c)Includes amounts due to non-Guarantor subsidiaries of $2.932 billion and $2.684 billion as of October 31, 2020 and February 1, 2020, respectively.
(d)Includes amounts due to non-Guarantor subsidiaries of $476 million as of both October 31, 2020 and February 1, 2020.

SUMMARIZED STATEMENT OF LOSS	Year-to-Date
2020
(in millions)
Net Sales (a)	$6,726
Gross Profit	2,227
Operating Income	277
Loss Before Income Taxes	(223)
Net Loss (b)	(156)
 _______________
(a)Includes net sales of $340 million to non-Guarantor subsidiaries.
(b)Includes net loss of $19 million related to transactions with non-Guarantor subsidiaries.
In addition to the Subsidiary Guarantors, a certain subsidiary, which is listed on Exhibit 22 to this Quarterly Report on Form 10-Q, has only guaranteed our obligations under the 2025 Notes, 2025 Secured Notes and 2030 Notes. This subsidiary had assets, all of which were noncurrent, of $239 million and $244 million as of October 31, 2020 and February 1, 2020, respectively. In addition, this subsidiary had current liabilities of $119 million as of February 1, 2020, which included $93 million due to the Subsidiary Guarantors. Year-to-date 2020 Statement of Loss activity for this subsidiary is immaterial.
Contingent Liabilities and Contractual Obligations
La Senza
In connection with the sale of La Senza in the fourth quarter of 2018, certain of our subsidiaries have remaining contingent obligations of $34 million related to lease payments under the current terms of noncancelable leases expiring at various dates through 2028. These obligations include minimum rent and additional payments covering taxes, common area costs and certain other expenses and relate to leases that commenced prior to the disposition of the business. As of October 31, 2020, we recorded reserves of $35 million, primarily included within Other Long-term Liabilities on the Consolidated Balance Sheet, related to these lease-related obligations and certain other obligations related to the La Senza business.

Contractual Obligations
Our contractual obligations primarily consist of long-term debt and the related interest payments, operating leases, purchase orders for merchandise inventory and other long-term obligations. These contractual obligations impact our short-term and long-term liquidity and capital resource needs. There have been no material changes in our contractual obligations since February 1, 2020, as discussed in “Contingent Liabilities and Contractual Obligations” in our 2019 Annual Report on Form 10-K, other than the newly issued 2025 Secured Notes, 2025 Notes and 2030 Notes, the repurchase of the 2021 Notes and repurchases of certain of the outstanding 2022, 2023 and 2037 Notes. Certain of our contractual obligations may fluctuate during the normal course of business (primarily changes in our merchandise inventory-related purchase obligations, which fluctuate throughout the year as a result of the seasonal nature of our operations).
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
Foreign Exchange Rate Risk
We have operations in foreign countries which expose us to market risk associated with foreign currency exchange rate fluctuations. Our Canadian dollar and Chinese Yuan denominated earnings are subject to exchange rate risk as substantially all our merchandise sold in Canada and Greater China is sourced through U.S. dollar transactions. Although we utilize foreign currency forward contracts to partially offset risks associated with our operations in Canada, these measures may not succeed in offsetting all the short-term impact of foreign currency rate movements and generally may not be effective in offsetting the long-term impact of sustained shifts in foreign currency rates.
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
Excluding our Foreign Facilities, all of our debt as of October 31, 2020 has fixed interest rates. We will from time to time adjust our exposure to interest rate risk by entering into interest rate swap arrangements. Our exposure to interest rate changes is limited to the fair value of the debt issued, which would not have a material impact on our earnings or cash flows.
Fair Value of Financial Instruments
As of October 31, 2020, we believe that the carrying values of accounts receivable, accounts payable and accrued expenses approximate fair value because of their short maturity.
The following table provides a summary of the principal value and estimated fair value of outstanding publicly traded debt as of October 31, 2020, February 1, 2020 and November 2, 2019:

	October 31, 2020	February 1, 2020	November 2, 2019
	(in millions)
Principal Value	$6,449	$5,458	$5,458
Fair Value, Estimated (a)	6,678	5,555	5,156
 _______________
(a)The estimated fair value is based on reported transaction prices. The estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange.
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
Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred in the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2019, a plaintiff shareholder filed a putative class action complaint in the U.S. District Court for the Southern District of Ohio alleging that we made false and/or misleading statements relating to the November 2018 announcement that the we were reducing our quarterly dividend. In September 2019, a different plaintiff shareholder filed a second putative class action complaint in the U.S. District Court for the Southern District of Ohio containing substantially the same allegations and seeking substantially the same relief. In October 2019, the Court issued an order consolidating the two putative class actions, appointing a lead plaintiff, and approving that lead plaintiff’s selection of lead counsel. The lead plaintiff filed a consolidated amended complaint on December 20, 2019 that asserted substantially the same allegations and sought substantially the same relief as the initial complaint. We filed a motion to dismiss the consolidated amended complaint on February 18, 2020, the lead plaintiff filed an opposition to our motion to dismiss on May 4, 2020, and we filed a reply brief in further support of its motion to dismiss on June 3, 2020. The court heard oral argument on the motion to dismiss on September 23, 2020. On October 16, 2020, the court granted the motion to dismiss, denied the lead plaintiff’s request for leave to amend the complaint, and dismissed all claims with prejudice. The lead plaintiff did not file any notice of appeal by the November 16, 2020 deadline.
On February 19, 2020, a plaintiff shareholder filed a complaint in the U.S. District Court for the Southern District of Ohio alleging derivative claims on our behalf against certain of our current and former directors and officers. We were named as nominal defendant. The lawsuit asserts claims for breach of fiduciary duty, corporate waste and unjust enrichment in connection with alleged misstatements about our quarterly dividend prior to the announced reduction of the dividend in November 2018. On July 21, 2020, the court so-ordered a stipulation staying all proceedings in this lawsuit, pending resolution of the motion to dismiss that we filed on February 18, 2020 in the putative class action lawsuit described above. Following the dismissal of the putative class action lawsuit described above, the parties filed a joint stipulation to dismiss the derivative claims without prejudice on November 5, 2020.
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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides our repurchases of our common stock during the third quarter of 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Programs (c)	Maximum Number of Shares (or Approximate Dollar Value) that May Yet be Purchased Under the Programs (c)
	(in thousands)		(in thousands)
August 2020	8	$28.20	—	$78,677
September 2020	41	31.15	—	78,677
October 2020	8	32.00	—	78,677
Total	57		—
  _______________
(a)The total number of shares repurchased includes shares repurchased in connection with tax payments due upon vesting of employee restricted stock awards and the use of our stock to pay the exercise price on employee stock options.
(b)The average price paid per share includes any broker commissions.
(c)For additional share repurchase program information, see Note 5, “Earnings (Loss) Per Share and Shareholders' Equity (Deficit)” included in Item 1. Financial Statements.

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
Date: December 4, 2020
*    Mr. Burgdoerfer is the principal financial officer and the principal accounting officer and has been duly authorized to sign on behalf of the Registrant.